Form 10QSB
period 1995-08-31
UNIVERSAL CAPITAL CORP
filed 1995-10-16
CIK 798528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-QSB

[ x ]     Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

          For the Period ended August 31, 1995.

                                OR

[   ]     Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934.

          For the transition period from ----- to -----.

              Commission File Number 33-7678-D

                    UNIVERSAL CAPITAL CORPORATION
 ---------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                84-1018684
-------------------------------              -------------------
(State or other jurisdiction of              (IRS Employer Iden-
incorporation or organization)                 tification No.)

          16178 East Prentice Place, Aurora, CO  80015
    ---------------------------------------------------------
   (Address of Principal Executive Offices Including Zip code)

                          (303) 690-6787
         ----------------------------------------------
        (Issuer's Telephone Number, Including Area Code)

              P.O Box 400363, Aurora, Colorado 80046
        ---------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year,
                  if Changed Since Last Report.)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ] Yes             [ ] No

There were 2,000,001 shares of the Registrant's no par value
Common Stock outstanding as of August 31, 1995.

                  UNIVERSAL CAPITAL CORPORATION
                           FORM 10-QSB
                              INDEX

                                                            Page
                                                           Number

Part I.   Financial Information
------    ---------------------                            ------

Item I.   Financial Information

          Balance Sheets (Unaudited)                         3

          Statements of Operations (Unaudited)               4

          Statements of Cash Flows (Unaudited)               5

          Notes to Financial Statements (Unaudited)          6

Item 2.   Management's Discussion and Analysis or
          Plan of Operations                                 7

Part II.  Other Information                                  8
-------   -----------------

                  UNIVERSAL CAPITAL CORPORATION
                  (A Development Stage Company)

                          BALANCE SHEETS
                           (Unaudited)

                                      February 28,     August 31,
                                          1995            1995
                                      ------------     ----------
                             ASSETS
                             ------
Current Assets:

     Cash - demand deposit              $  12,680       $    467
     Cash - certificate of deposit        102,018             -
     Treasury bill at cost                 99,651             -
     Other                                    283             -
                                        ---------       --------
       Total Current Assets               214,632            467
                                        ---------       --------
  TOTAL ASSETS                          $ 214,632       $    467
                                        ---------       --------
                                        ---------       --------

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         ---------------------------------------------

Current Liabilities:
  Accounts payable                              3          5,489
  Notes payable, related parties                -         14,500
                                        ---------       --------
    Total Current Liabilities                   3         19,989
                                        ---------       --------
  TOTAL LIABILITIES                             3         19,989
                                        ---------       --------
Stockholders' Equity:
  Common stock, No par value, author-
    ized 100,000,000 shares, issued
    and outstanding 200,000 and
    2,000,001 shares, respectively        245,060         49,838
   Excess of expenses over revenue
    during development stage              (30,431)       (69,360)
                                        ---------       --------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    214,629        (19,522)
                                        ---------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                    $ 214,632      $     467
                                        ---------      ---------
                                        ---------      ---------

See Notes to Financial Statements.

                 UNIVERSAL CAPITAL CORPORATION
                 (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                   From March 5,
                                                    1986 (Date
                                  Three Months     of Inception)
                                     Ended            through
                                August 31, 1995   August 31, 1995
                                ---------------   ---------------
Revenue:
 Interest income                   $       -         $  87,721
                                   ---------         ---------
Expenses:
  Accounting and legal                 4,782            73,910
  Stock issued for services           19,000            62,000
  Miscellaneous                        2,886            18,011
                                   ---------         ---------
                                      26,668           153,921
                                   ---------         ---------

Excess of Expenses over Revenue
  During Development Stage
  before Provision for
  Income Taxes                       (26,668)          (66,200)

Provision (Credit) for Income Taxes
  Current                                 -              3,160
                                   ---------         ---------
Excess of Expenses over Revenue
  During Development Stage         $ (26,668)        $ (69,360)
                                   ---------         ---------
                                   ---------         ---------

Excess of Expenses over Revenue
  During Development Stage
  Per Share                        $    (.01)        $    (.03)
                                   ---------         ---------
                                   ---------         ---------

See Notes to Financial Statements.

                  UNIVERSAL CAPITAL CORPORATION
                  (A Development Stage Company)

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                            From March 5,
                                                             1986 (Date
                                           Six Months       of Inception)
                                             Ended             through
                                        August 31, 1995     August 31, 1995
                                        ---------------    ---------------
Revenue:
     Interest income                        $  2,113          $   87,721

Expenses:
     Accounting and legal                     19,367              73,910
     Stock issued for services                19,000              62,000
     Miscellaneous                             3,617              18,011
                                            --------         -----------
                                              41,984             153,921
                                            --------         -----------

Excess of Expenses over Revenue
  During Development Stage before
  Provision for Income Taxes                 (39,871)            (66,200)

Provision (Credit) for Income Taxes
  Current                                       (942)              3,160
                                            --------          ----------
Excess of Expenses over Revenue
 During Development Stage                   $(38,929)         $  (69,360)
                                            --------          ----------
                                            --------          ----------
Excess of Expenses over Revenue
  During Development Stage
  Per Share                                 $   (.02)         $     (.03)
                                            --------          ----------
                                            --------          ----------

See Notes to Financial Statements.

                  UNIVERSAL CAPITAL CORPORATION
                  (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                             From March 5,
                                                              1986 (Date
                                            Three Months     of Inception)
                                                Ended           through
                                           August 31, 1995  August 31, 1995
                                           ---------------  ---------------
Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage                   $(26,668)        $(69,360)
      Adjustments to reconcile net
        income to net cash provided by
        used in) operating activities:
          Issuance of stock for services          9,000           62,000
          Increase in accounts payable            5,415            5,489
                                               --------         --------
  Net Cash Provided By (Used in)
    Operating Activities                         (2,253)          (1,871)
                                               --------         --------
Cash Flows From Investing Activities:
    Disposition of treasury bill                     -                -
                                               --------         --------
  Net Cash Provided By Investing
    Activities                                       -                -
                                               --------         --------
Cash Flows From Financing Activities:
   Issuance (Redemption) of stock,
     net of offering cost                        (4,222)         237,838
     Dividends                                       -          (250,000)
     Loans from related parties                   5,500           14,500
                                               --------         --------
  Net Cash Provided By (Used in)
    Financing Activities                          1,278            2,338
                                               --------         --------
Increase (decrease) in cash                        (975)             467
Cash, beginning of period                         1,442               -
                                               --------         --------
Cash, end of period                            $    467         $    467
                                               --------         --------
                                               --------         --------
Interest paid                                  $     -          $     -
                                               --------         --------
                                               --------         --------
Income taxes paid                              $     -          $  3,129
                                               --------         --------
                                               --------         --------

See Notes to Financial Statements.

                 UNIVERSAL CAPITAL CORPORATION
                 (A Development Stage Company)

                    STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                             From March 5,
                                                              1986 (Date
                                             Six Months      of Inception)
                                                Ended           through
                                           August 31, 1995  August 31, 1995
                                           ---------------  ---------------
Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage                   $(38,929)       $ (69,360)
      Adjustments to reconcile net
        income to net cash provided
        by (used in) operating activities:
          Issuance of stock for services         19,000           62,000
          Increase in accounts payable            5,486            5,489
          Decrease in interest receivable           283               -
                                               --------        ---------
  Net Cash Provided By (Used in)
    Operating Activities                        (14,160)          (1,871)
                                               --------        ---------
Cash Flows From Investing Activities:
    Disposition of treasury bill                 99,651               -
                                               --------        ---------
  Net Cash Provided By Investing
    Activities                                   99,651               -
                                               --------        ---------
Cash Flows From Financing Activities:
   Issuance of stock, net of offering cost       35,778          237,838
     Dividends                                 (250,000)        (250,000)
     Loans from related parties                  14,500           14,500
                                               --------        ---------
  Net Cash Provided By (Used in)
    Financing Activities                       (199,722)           2,338
                                               --------        ---------
Increase (decrease) in cash                    (114,231)             467
Cash, beginning of period                       114,698               -
                                               --------        ---------
Cash, end of period                            $    467        $     467
                                               --------        ---------
                                               --------        ---------
Interest paid                                  $     -         $      -
                                               --------        ---------
                                               --------        ---------
Income taxes paid                              $      -        $   3,129
                                               --------        ---------

See Notes to Financial Statements.

                 UNIVERSAL CAPITAL CORPORATION
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


     1. The financial statements included herein have been prepared by the Company without audit except the February 28, 1995 balance sheet which was audited. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. These financial statements should be read in conjunction with the financial statemsnts and notes thereto included in the Company's latest annual report on Form 10-KSB.

     2. The Company effected a one-for-one hundred reverse stock split on June 12, 1995. All references to common stock have been retroactively revised to give effect to the reverse stock split.

     3. During May 1995, the Company contributed $250,000 to a newly formed subsidiary. On May 18, 1995, the Company declared a dividend of this new subsidiary to all stockholders of record on May 22, 1995. This dividend is subject to the Company successfully completing a registration statement with the Securities and Exchange Commission. If the registration is not completed within twelve months of May 31, 1995, the subsidiary will be liquidated and the funds will be distributed to shareholders of record on May 22, 1995. Only the shareholders of record comprising the 200,000 shares, prior to the issuance of the 1,800,000 shares in May 1995 will receive the distribution.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


     The Company has no present source of revenues and its expenses are limited to the costs of searching for and evaluating acquisition candidates, and general and administrative expenses. Cash needed to fund operations is being provided by loans from related parties.

     As of August 31, 1995 the Company did not have any material commitments for capital expenditures. However, the Company does have the obligation to pay up to $25,000 of the costs of preparing the registration statement for spinning off the Company's subsidiary.

                  PART II. OTHER INFORMATION


Item 1.   Legal Proceedings
------    -----------------
          None.

Item 2.   Changes in Securities
------    ---------------------
          None.

Item 3.   Defaults upon Senior Securities
------    -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
          None.

Item 5.   Other Information
------    -----------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------
          None.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)                  UNIVERSAL CAPITAL CORPORATION
BY (SIGNATURE)                /s/ Timothy J. Brasel
(NAME AND TITLE)              Timothy J. Brasel, President
(DATE)                        October 16, 1995

                           EXHIBIT INDEX

 EXHIBIT                                               METHOD OF FILING
---------                                        -----------------------------
      27.  Financial Data Schedule               Filed herewith electronically