Form 10-Q
period 1995-11-30
UNIVERSAL CAPITAL CORP
filed 1996-01-16
CIK 798528

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

               Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For the period ended: November 30, 1995

                         Commission File No. 0-26136

                          UNIVERSAL CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                             84-1018684
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

              16178 East Prentice Place, Aurora, Colorado  80015
              --------------------------------------------------
                   (Address of principal executive offices)

                               (303) 690-6787
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ X ] Yes    [   ] No

As of November 30, 1995, Registrant had 2,000,000 shares of common stock, no Par Value, outstanding.


                                   INDEX
                                                               Page
                                                              Number

PART I.   FINANCIAL INFORMATION

     Item I.   Financial Statements

               Balance Sheets, February 28, 1995 and
               November 30, 1995 (Unaudited)                     2

               Statements of Operations, Three Months
               Ended November 30, 1995 (Unaudited) and
               From March 5, 1986 (Date of Inception)
               through November 30, 1995 (Unaudited)             3

               Statements of Operations, Nine Months
               Ended November 30, 1995 (Unaudited) and
               From March 5, 1986 (Date of Inception)
               through November 30, 1995 (Unaudited)             4

               Statements of Cash Flows, Three Months
               Ended November 30, 1995 and From March
               5, 1986 (Date of Inception) through
               November 30, 1995 (Unaudited                      5

               Statements of Cash Flows, Nine Months
               Ended November 30, 1995 and From March
               5, 1986 (Date of Inception) through
               November 30, 1995 (Unaudited                      6

               Notes to Financial Statements                     7

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                        7

PART II.  OTHER INFORMATION                                      8

Signatures                                                       8


                         UNIVERSAL CAPITAL CORPORATION
                       (A Development-Stage Enterprise)

                                BALANCE SHEETS
                                  (Unaudited)
[CAPTION]
ASSETS
                                                   February 28,   November 30,
                                                       1995           1995
[S]                                                 [C]           [C]
Current Assets:
     Cash - demand deposit                           $ 12,680      $    266
     Cash - certificate of deposit                    102,018             -
     Treasury bill at cost                             99,651             -
     Other                                                283             -
       Total Current Assets                           214,632           266

  TOTAL ASSETS                                       $214,632      $    266


[CAPTION]
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
[S]                                                 [C]           [C]
Current Liabilities:
     Accounts payable                                       3        33,325
     Notes payable, related parties                         -        14,500
       Total Current Liabilities                            3        47,825

  TOTAL LIABILITIES                                         3        47,825

Stockholders' Equity:
     Common stock, No par value, authorized
       100,000,000 shares, issued and
       outstanding 200,000 and 2,000,000
       shares, respectively                           245,060        49,838
     Excess of expenses over revenue during
       development stage                              (30,431)      (97,397)

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                214,629       (47,559)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                $ 214,632      $    266

The accompanying notes are an integral part of the financial statements.


                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

[CAPTION]
                                                               From March 5,
                                                                1986 (Date
                                             Three Months      of Inception)
                                                Ended            through
                                          November 30, 1995  November 30, 1995
[S]                                         [C]                 [C]
Revenue:
  Interest income                            $      -            $ 87,721

Expenses:
  Accounting and legal                         27,703             101,613
  Stock issued for services                         -              62,000
  Miscellaneous                                   334              18,345

                                               28,037             181,958

Excess of Expenses over Revenue
  During Development Stage
  before Provision for Income Taxes           (28,037)            (94,237)

Provision (Credit) for Income Taxes
  Current                                           -               3,160

Excess of Expenses over Revenue
 During Development Stage                    $(28,037)           $(97,397)

Excess of Expenses over Revenue
  During Development Stage
  Per Share                                  $   (.01)           $   (.05)


The accompanying notes are an integral part of the financial statements.


                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)
[CAPTION]
                                                               From March 5,
                                                                1986 (Date
                                           Nine Months         of Inception)
                                              Ended               through
                                         November 30, 1995   November 30, 1995
[S]                                        [C]                 [C]
Revenue:
  Interest income                           $  2,113            $ 87,721

Expenses:
  Accounting and legal                        47,070             101,613
  Stock issued for services                   19,000              62,000
  Miscellaneous                                3,951              18,345

                                              70,021             181,958

Excess of Expenses over Revenue
  During Development Stage
  before Provision for Income Taxes          (67,908)            (94,237)

Provision (Credit) for Income Taxes
  Current                                       (942)              3,160

Excess of Expenses over Revenue
 During Development Stage                   $(66,966)           $(97,397)

Excess of Expenses over Revenue
  During Development Stage
  Per Share                                 $   (.03)           $   (.05)


The accompanying notes are an integral part of the financial statements.


                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
[CAPTION]
                                                               From March 5,
                                                                1986 (Date
                                            Three Months       of Inception)
                                               Ended              through
                                          November 30, 1995  November 30, 1995
[S]                                          [C]                [C]
Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage                  $(28,037)          $(97,397)
    Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities:
        Issuance of stock for services               -             62,000
        Increase in accounts payable            27,836             33,325
  Net Cash Provided By (Used in)
    Operating Activities                          (201)            (2,072)

Cash Flows From Investing Activities:
  Disposition of treasury bill                       -                  -
  Net Cash Provided By Investing
    Activities                                       -                  -

Cash Flows From Financing Activities:
   Issuance (Redemption) of stock, net of
   offering cost                                     -            237,838
  Dividends                                          -           (250,000)
  Loans from related parties                         -             14,500
  Net Cash Provided By (Used in)
    Financing Activities                             -              2,338

Increase (decrease) in cash                       (201)               266

Cash, beginning of period                          467                  -

Cash, end of period                           $    266           $    266

Interest paid                                 $      -           $      -

Income taxes paid                             $      -           $  3,129


The accompanying notes are an integral part of the financial statements.


                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
[CAPTION]
                                                               From March 5,
                                                                1986 (Date
                                            Nine Months        of Inception)
                                               Ended              through
                                          November 30, 1995  November 30, 1995
[S]                                          [C]                  [C]
Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage                  $(66,966)            $(97,397)
  Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities:
        Issuance of stock for services          19,000               62,000
        Increase in accounts payable            33,322               33,325
        Decrease in interest receivable            283                    -
  Net Cash Provided By (Used in)
    Operating Activities                       (14,361)              (2,072)

Cash Flows From Investing Activities:
  Disposition of treasury bill                  99,651                    -
  Net Cash Provided By Investing
    Activities                                  99,651                    -

Cash Flows From Financing Activities:
   Issuance of stock, net of offering cost      35,778              237,838
  Dividends                                   (250,000)            (250,000)
  Loans from related parties                    14,500               14,500
  Net Cash Provided By (Used in)
    Financing Activities                      (199,722)               2,338

Increase (decrease) in cash                   (114,432)                 266

Cash, beginning of period                      114,698                    -

Cash, end of period                          $     266             $    266

Interest paid                                $       -             $      -

Income taxes paid                            $       -             $  3,160


The accompanying notes are an integral part of the financial statements.


                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

     1. The financial statements includes herein have been prepared by the Company without audit except the February 28, 1995 balance sheet which was audited. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

     2. The Company effected a one-for-one hundred reverse stock split on June 12, 1995. All references to common stock have been retroactively revised t give effect to the reverse stock split.

     3. During May 1995, the Company contributed $250,000 to a newly formed subsidiary. On May 18, 1995, the Company declared a dividend of this ne subsidiary to all stockholders of record on May 22, 1995. This dividend is subject to the Company successfully completing a registration statement with the Securities and Exchange Commission. If the registration is not completed within twelve months of May 31, 1995, the subsidiary will be liquidated and the funds will be distributed to shareholders of record on May 22, 1995. Only the shareholders of record comprising the 200,000 shares, prior to the issuance of the 1,800,000 shares in May 1995 will receive the distribution.



                                   ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     The Company has no present sources of revenues and its expenses are limited to the costs of searching for and evaluating acquisition or merger candidates, and general and administrative expenses. Cash needed to fund operations is being provided by loans from related parties.

     As of November 30, 1995, the Company did not have any material commitments for capital expenditures. However, the Company does have the obligation to pay up to $25,000 of the costs of preparing the registration statement for spinning off the Company's subsidiary. This amount is included in accounts payable as of November 30, 1995.



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          None.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNIVERSAL CAPITAL CORPORATION



                                      By /s/ Timothy J. Brasel
                                         Timothy J. Brasel, President



Date: January 16, 1996