Form 10KSB
period 1996-02-29
UNIVERSAL CAPITAL CORP
filed 1996-06-14
CIK 798528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended: February 29, 1996

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from: _____ to _____

                         Commission File No. 0-26136

                        UNIVERSAL CAPITAL CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                                       84-1018684
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

                          16178 East Prentice Place
                           Aurora, Colorado 80015
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (303) 690-6787

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                               (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $2,113.

As of May 15, 1996, 2,035,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $1,870,000.

Documents incorporated by reference: NONE.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Universal Capital Corporation (the "Company") is a development stage enterprise formed under the laws of the State of Colorado on March 5, 1986, to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

     The Company sold 100,000 shares of no par value common stock ("Common Stock") at $.02 per Share, for net proceeds of $185,180 in a public offering which closed on March 10, 1987.

     Since the Company does not have any cash, it must locate a potential acquisition or merger candidate that is only interested in the liquidity of a public company.

     On June 12, 1995, the Company effected a 1 for 100 reverse split of the Company's outstanding Common Stock. All numbers of shares stated herein give retroactive effect to the reverse split.

     The Company's offices are located at 16178 East Prentice Place, Aurora, Colorado 80015, and its telephone number is (303) 690-6787.

DESCRIPTION OF BUSINESS

     The Company believes it has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Company will be incapable of acquiring the assets or business of other entities except in those instances where the Company exchanges its common stock with those held by the target company and/or the target company's shareholders. Another possibility, although less likely, is that the Company may give its common stock to a target in exchange for the target's assets. Management expects that an exchange of the Company's common stock in a merger or acquisition, if ever, would require the Company to issue a substantial number of its common stock. Accordingly, the percentage of common stock held by the Company's then-shareholders would be reduced as a result of the increased number of common stock issued and outstanding following any such merger or acquisition.

     The Company expects to continue to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will continue its efforts.

     Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of the Company's common stock. There is no assurance, if the Company acquires a target company with assets or earnings, or both, that the price of the Company's common stock will increase.

PLAN OF ACQUISITION

     The Company will follow a systematic approach to identify its most suitable acquisition candidates.

     First, management will continue to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or by virtue of the very limited advertising campaign the Company will conduct. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass to look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For instance, at this stage management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, management will review the prospect's audited financial statements. Nevertheless, management anticipates this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

     Management anticipates that the Company may have to seek additional financing in order to continue operations.

COMPETITION

     The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to the Company's competitors.

EMPLOYEES

     The Company has no full time employees. Its officers devote as much time as is necessary to conduct the Company's business.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Effective May 15, 1996, the Company maintains its office in space provided by Timothy J. Brasel, the Company's President, at no charge. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended February 29, 1996.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock has been traded on the over-the-counter market since September 27, 1995. The following table sets forth the high and low bid price for the Company's Common Stock for the periods indicated as reported by the NASD's Electronic Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             QUARTER ENDED                   HIGH BID       LOW BID

             November 30, 1995                $2.00          $2.00
             February 29, 1996                $2.00          $2.00

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at May 28, 1996, was approximately 90. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception, except that the Company has declared a dividend of the shares of Prime Rate Investment Management Enterprises, Inc., to the Company's shareholders of record on May 22, 1995. See Item 12 below.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended February 29, 1996, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(74,151) during the fiscal year ended February 29, 1996, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, general and administrative expenses, and $25,000 for the registration costs of Prime's stock (see Item 12 below).

     For the remainder of the current fiscal year, the Company anticipates losses similar in magnitude to those experienced historically. Should the Company intensify its search for an acquisition candidate, however, losses are likely to accrue at a greater rate than experienced historically. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of February 29, 1996, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-10 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

           NAME            AGE                POSITION

     Timothy J. Brasel     37        President, Secretary, Treasurer
                                     and Director

     Timothy J. Brasel has served as the Company's sole Officer and Director since May 22, 1995. He also serves as President and a Director of three other publicly-held "shells": Capital 2000, Inc., Beechport Capital Corp., and High Hopes, Inc. Mr. Brasel has served as President of a number of other publicly-held, blind-pool companies, including Prentice Capital, Inc. (March 1990 - August 1994); Eagle Eye Enterprises, Inc. (July 1987 - October 1994); Extare Corporation; Brasel Ventures (March 1990 - August 1993); Eagle Vision, Inc. (July 1987 - April 1990); L.I. Inc. (November 1988 - June 1990); and Fox Ridge Capital, Inc. (February 1987 - March 1989). Since 1987, Mr. Brasel has also served as President and a director of Bleu Ridge Consultants, Inc., a business and management consulting firm in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa, in 1980.

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Colorado law.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President. No executive officer received any compensation for the fiscal year ended February 29, 1996:

                          SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION
NAME AND PRINCIPAL                                        OTHER ANNUAL
     POSITION               YEAR     SALARY     BONUS     COMPENSATION

Timothy J. Brasel,          1996      -0-        -0-          -0-
 President

Michael L. Schumacher,      1995      -0-        -0-          -0-
 President

                                           LONG-TERM COMPENSATION
                                          AWARDS           PAYOUTS    ALL
                                 RESTRICTED     OPTIONS/              OTHER
NAME AND PRINCIPAL               STOCK          SARs        LTIP      COMPEN-
     POSITION            YEAR    AWARDS        (NUMBER)    PAYOUTS    SATION

Timothy J. Brasel,       1996      -0-           -0-         -0-       -0-
 President
Michael L. Schumacher,   1995      -0-           -0-         -0-       -0-
 President

     The Company's sole Officer and Director currently receives no salary from the Company.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of May 28, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                 AMOUNT AND
NAME AND ADDRESS                 NATURE OF BENE-             PERCENT
OF BENEFICIAL OWNER              FICIAL OWNERSHIP            OF CLASS
Timothy J. Brasel                1,100,001 <FN1>             54.1%
16178 East Prentice Place
Aurora, Colorado 80015

Paul H. Dragul                     410,000                   20.1%
950 East Harvard, No. 500
Denver, Colorado 80210

Joe Peirce                         232,500 <FN2>             11.4%
5125 West Lake Avenue
Littleton, Colorado 80123

All Directors and Officers       1,100,001 <FN1>             54.1%
Of the Company (1 Person)
__________________

<FN1>
Includes 150,001 shares held by Brasel Charitable Remainder Trust; 250,000 shares held by Charitable Remainder Trust of Timothy J. Brasel; 200,000 shares held by Charitable Remainder Trust of Mary Jane Brasel; 200,000 shares held by Charitable Remainder Trust of Susan Anne Brasel; 200,000 shares held by Bleu Ridge Consultants, Inc. Profit Sharing Plan and Trust; and 100,000 shares held by La Mirage Trust. Timothy J. Brasel is the trustee of each of these trusts.
<FN2>
Includes 95,000 shares held by Peirce Enterprises, Inc. Mr. Peirce is President and owner of Peirce Enterprises, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 22, 1995, the Company entered into a Stock Purchase Agreement with Timothy J. Brasel ("Brasel") and Paul H. Dragul ("Dragul") pursuant to which the Company issued 1,800,000,000 shares of its common stock to Brasel, Dragul and their assignees in exchange for $40,000 in cash.

     During May 1995, the Company formed a corporation, Prime Rate Investment Management Enterprises, Inc. ("Prime"), and contributed all of its assets, including the $40,000 cash received from Brasel and Dragul, to Prime and a dividend was declared to the shareholders of the Company as of May 22, 1995 (the "Record Date"). The dividend will consist of shares of Prime's common stock or all of the cash held by Prime. The distribution of the Prime stock, which will be made pro rata among the shareholders of the Company as of the Record Date, will not occur until a registration statement is declared effective by the SEC concerning the distribution. In the event that the registration statement is not declared effective by May 31, 1997, Prime will be liquidated and all of its cash distributed on a pro rata basis among all of the Company's shareholders as of the Record Date. The total amount of cash to be distributed is approximately $250,000. The shares of Prime which will be distributed are being held by Prime's President for the benefit of the Company's shareholders of record on May 22, 1995, until the registration is completed. In view of this, Prime is no longer considered a subsidiary of the Company.

     On March 1, 1996, the Company entered into a consulting agreement with Joe Peirce, a principal shareholder, pursuant to which Mr. Peirce is to continue providing consulting services in the areas of locating, identifying, evaluating and acquiring acquisition or merger candidates. Mr. Peirce was issued 30,000 shares for his services during the period September 1, 1995 through February 29, 1996, and the Company agreed to issue 5,000 shares per month during the six months ending August 31, 1996, and 50,000 shares on the completion of a business acquisition or merger.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHBIIT
NUMBER      DESCRIPTION                    LOCATION

 3          Articles of Incorporation,     Incorporated by reference to
            as amended                     Registrant's Form S-18 Registration
                                           Statement (No. 33-7678-D)

 3          Bylaws                         Incorporated by reference to
                                           Registrant's Form S-18 Registration
                                           Statement (No. 33-7678-D)

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended February 29, 1996.


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Universal Capital Corporation
Aurora, Colorado

We have audited the accompanying balance sheet of Universal Capital Corporation (a development-stage enterprise) as of February 29, 1996 and the related statements of operations and stockholders' equity and cash flows for the two years ended February 29, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Capital Corporation (a development-stage enterprise) as of February 29, 1996 and the results of its operations, changes in stockholders' equity and its cash flows for the two years ended February 29, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 to the financial statements, the Company has a net capital deficiency as of February 29, 1996 and has not commenced business operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                           By /s/ Miller and McCollom
                              MILLER AND MCCOLLOM
                              3900 E. Mexico Ave., Suite 504
                              Denver, CO 80210

May 31, 1996

                         UNIVERSAL CAPITAL CORPORATION
                        (A Development-Stage Enterprise)

                                 BALANCE SHEET

                                February 29, 1996

                                      ASSETS

Current Assets:
     Cash advance, related party and other             $   2,998

       TOTAL ASSETS                                    $   2,998

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Liabilities:

Current Liabilities:
     Accounts payable, related parties                 $   6,956
     Accounts payable, other                              30,536
     Advances payable, related parties,
      (Note 6)                                            17,250

  Total Current Liabilities                               54,742

  TOTAL LIABILITIES                                       54,742

Stockholders' (Deficit) (Note 2):
     Common Stock, no par value, authorized
       100,000,000 shares, issued and out-
       standing 2,000,000 shares, 30,000 shares
       unissued (Note 2)                                  52,838
     Excess of expenses over revenues
       during development stage                         (104,582)

  TOTAL STOCKHOLDERS' (DEFICIT)                          (51,744)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   (DEFICIT)                                           $   2,998

The accompanying notes are an integral part of the financial statements.


                             UNIVERSAL CAPITAL CORPORATION
                           (A Development-Stage Enterprise)

                               STATEMENTS OF OPERATIONS
                                                                      FROM
                                                                 MARCH 5, 1986
                                                                   (DATE OF
                                                                   INCEPTION)
                                        YEAR ENDED  YEAR ENDED      THROUGH
                                         FEBRUARY    FEBRUARY       FEBRUARY
                                         29, 1996    28, 1995       29, 1996
Revenue:

   Interest Income                      $   2,113    $  6,803      $  87,721

Expenses:

   Legal & Accounting (Note 3)             23,912       5,890         78,455

   Registration costs (Note 5)             25,000           -         25,000

   Stock issued for services -
    related party (Note 2)                 22,000      43,000         65,000

   Other                                    5,352       1,476         19,746

     Total Expenses                        76,264      50,366        188,201

Excess of (Expenses over
  Revenue) During Development
  Stage, before Provision for
  Income Tax                              (74,151)    (43,563)      (100,480)

Provision (Credit) for Income
  Taxes, Current                                -           -          4,102

Excess of (Expenses over
  Revenue) During Development
  Stage                                 $ (74,151)   $(43,563)     $(104,582)

Per Share                               $    (.05)   $   (.27)     $    (.05)

Weighted Average Shares
  Outstanding                           1,525,000     160,000      2,000,000

The accompanying notes are an integral part of the financial statements.


                     UNIVERSAL CAPITAL CORPORATION
                    (A Development-Stage Enterprise)

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
    From March 5, 1986 (Date of Inception) through February 29, 1996

                                 COMMON STOCK      ADDITIONAL  RETAINED
                                            PER     PAID-IN    EARNINGS
                                SHARES     SHARE    CAPITAL    (DEFICIT)
TOTAL
Balance, March 5, 1986                -             $       -  $       -  $
  -

May 15, 1986, for Cash           60,000    $    .30    18,000          -
18,000

March 10, 1987, for Cash
(Net of Offering Costs of
$14,820)                        100,000        1.85   185,180          -
185,180

Excess of Revenue over
 Expenses During Develop-
 ment Stage, March 5, 1986
 through February 28, 1987                                  -      1,593
1,593

Balance at February 28, 1987    160,000             $ 203,180  $   1,593  $
204,773

Additional Offering Costs
 Incurred                                              (1,120)
(1,120)

Excess of Revenue over
 Expenses During Develop-
 ment Stage, Year Ended
 February 29, 1988                                          -      4,314
4,314

Balance at February 29, 1988    160,000             $ 202,060  $   5,907  $
207,967

Excess of Expenses over
 Revenue During Development
 Stage, Year Ended February
 28, 1989                                                   -     (6,010)
(6,010)

Balance at February 28, 1989    160,000             $ 202,060  $    (103) $
201,957

Excess of Revenue over
 Expenses During Development
 Stage, Year Ended February
 28, 1990                                                   -      7,119
7,119

Balance at February 28, 1990    160,000             $ 202,060  $   7,016  $
209,076

Excess of Revenue over
 Expenses During Development
 Stage, Year Ended February
 28, 1991                                                   -      5,770
5,770

Balance at February 28, 1991    160,000             $ 202,060  $  12,786  $
214,846

Excess of Revenue over
 Expenses During Development
 Stage, Year Ended February
 29, 1992                                                   -      3,464
3,464

Balance at February 29, 1992    160,000             $ 202,060  $  16,250  $
218,310

Excess of Expenses over
 Revenue During Development
 Stage, Year Ended February
 28, 1993                                                   -     (1,090)
(1,090)

Balance at February 28, 1993    160,000             $ 202,060  $  15,160  $
217,220

Excess of Expenses over
 Revenue During Development
 Stage, Year Ended February
 28, 1994                                                   -     (2,028)
(2,028)

Balance at February 28, 1994    160,000             $ 202,060  $  13,132  $
215,192

Stock issued for services        40,000  $1.075        43,000          -
43,000

Excess of Expenses over
 Revenue During Development
 Stage, Year Ended February
 28, 1995                                                   -    (43,563)
(43,563)

Balance at February 28, 1995    200,000               245,060    (30,431)
214,629

Common stock issued           1,800,000  $ .022        40,000          -
40,000

Dividend                               -             (250,000)         -
(250,000)

Rounding related to reverse
 stock split                          2                    -           -
   -

Stock redeemed                 (190,002) $ .02222      (4,222)         -
(4,222)

Stock issued for services       190,000  $ .10         19,000          -
19,000

Stock issued for services
 subsequent to year end               -                 3,000          -
3,000

Excess of Expenses over
 Revenue During Development
 Stage, Period Ended February
 29, 1996                                                   -    (74,151)
(74,151)

Balance at February 29, 1996  2,000,000             $  52,838  $(104,582) $
(51,744)

The accompanying notes are an integral part of the financial statements.


                         UNIVERSAL CAPITAL CORPORATION
                        (A Development-Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

                                                               FROM MARCH 5,
                                                                1996 (DATE
                                                               OF INCEPTION)
                                 YEAR ENDED     YEAR ENDED       THROUGH
                                  FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 29,
                                     1996          1995           1996

 Cash Flows from Operating
 Activities:
   Excess of (expenses over
   revenue) during development
   stage                           $ (74,151)    $ (43,563)    $(104,582)

 Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
   Issuance of stock for
   services                           22,000        43,000        65,000

   (Increase) decrease in
    accrued interest re-
    ceivable and other                (2,715)         (203)       (2,998)

   Amortization of discount
   on treasury bill                   (1,349)            -        (1,349)

   Increase (decrease) in
   income taxes and accounts
   payable                            33,267           (55)       33,270

 Net Cash Provided by (Used in)
 Operating Activities                (22,948)         (821)      (10,659)

 Cash Flows from Investing
 Activities:
  Sale of treasury bill              101,000             -       101,000
  Purchase of treasury bill                -       (99,651)      (99,651)

 Net Cash (Used in) Investing
 Activities                          101,000       (99,651)        1,349

 Cash Flows from Financing
 Activities:
  Dividends paid                    (250,000)            -      (250,000)


  Notes payable, related parties      17,250             -        17,250

  Issuance of stock, net of
   offering costs                     40,000             -       242,060

 Net Cash Provided by Financing
 Activities                         (192,750)            -         9,310

 Increase (Decrease) in Cash        (114,698)     (100,472)            -

 Cash, Beginning of Period           114,698       215,170             -

 Cash, End of Period               $       -    $  114,698      $      -

 Cash Paid for Interest            $       -    $        -      $      -

 Cash Paid for Income Taxes        $       -    $        -      $  3,129


Non-Cash Investing and Financing Activities:

At February 29, 1996, the Company has an account payable to a related party of $4,222 for repurchase of stock.

The accompanying notes are an integral part of the financial statements.


                         UNIVERSAL CAPITAL CORPORATION
                        (A Development-Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                     February 29, 1996 and February 28, 1995

(1)  SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

    (a) GENERAL. Universal Capital Corporation (Company), was incorporated under the laws of Colorado on March 5, 1986 for the purpose of engaging in any lawful business, but intends to acquire a business opportunity. The Company is a development-stage enterprise since planned principal operations have not yet commenced.

     (b) PER SHARE INFORMATION. Per share information is computed based upon a weighted average number of shares outstanding.

     (c) CASH EQUIVALENTS. For purposes of these statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

     (d) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (e) REVERSE STOCK SPLIT. During 1995, the Company effected a one-for-one hundred reverse common stock split. All references to shares of common stock in the financial statements have retroactively been adjusted for this reverse stock split.

      (f) GOING CONCERN. The Company is a development-stage enterprise whose planned business operations have not yet commenced. At February 29, 1996, the Company has a net capital deficiency. If the Company does not establish business operations or obtain additional financing, the Company may be unable to continue as a going concern. Management has engaged a consultant for the purpose of locating, identifying, analyzing, evaluating and acquiring acquisition or merger candidates.

(2)  COMMON STOCK ISSUED FOR SERVICES

During the year ended February 28, 1995, the Company issued 40,000 shares of its common stock for services. The shares issued were valued by the Board of Directors at book value of $43,000. These shares were issued to a related party. During the year ended February 29, 1996, 190,000 shares of the Company's common stock were issued to a related party for services valued at $19,000. Subsequent to February 29, 1996, an additional 30,000 shares were issued to this party for services rendered through February 29, 1996, valued at $3,000 (see Note 8).

(3)  RELATED PARTY TRANSACTIONS

The former President of the Company is the principal shareholder of an accounting firm which was paid $3,800 for the year ended February 28, 1995 for assisting the Company with its Securities and Exchange Commission filings and with the preparation of its corporate income tax returns.

(4)  INCOME TAXES

The Company has a net operating loss carryover at December 31, 1994 of $39,021 which expires in the year ending February 28, 2010. The deferred tax asset related to that net operating loss has a valuation allowance provided of 100% of the asset given questionable future realization.

(5)  DIVIDEND

During the year ended February 29, 1996, the Company formed a corporation, Prime Rate Investment Management Enterprises, Inc. (Prime). On May 22, 1995 the Company executed a stock purchase agreement whereby the Company issued 1,800,000 shares of its no par value common stock for $40,000 in cash. Immediately, prior to the closing, the Company contributed all if its assets, including the $40,000 received in cash, to Prime and a dividend from paid-in capital was declared to the shareholders of record on May 22, 1995 consisting of 100% of the newly issued outstanding stock of Prime. Distribution of the shares is subject to registration with the Securities and Exchange Commission. If a successful registration is not completed, the cash will be distributed at $1.25 per share to the shareholders of record on May 22, 1995 equal to the initial $250,000 contribution made to Prime. Only the shareholders of record prior to issuance of the 1,800,000 shares in May, 1995 will receive this distribution. The shares of Prime are being held by Prime's President for the benefit of the Universal Capital shareholders of record on May 22, 1995, until the registration can be successfully completed. The Company has agreed to pay up to $25,000 of Prime's registration costs which has been included in accounts payable as of February 29, 1996.

(6)  ADVANCES PAYABLE

As of February 29, 1996, the Company had outstanding $17,250 of advances from related parties. These advances bear no interest and have no written repayment terms.

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of advances receivable, advances payable and accounts payable are considered to be equal to the carrying value given the absence of any specific interest rate or repayment terms.

(8)  SUBSEQUENT EVENTS - COMMITMENTS

On March 1, 1996, the Company entered into a consulting agreement with a related party for consulting services in the area of locating, identifying, investigating, analyzing, evaluating and acquiring acquisition or merger candidates. The consultant will be issued 30,000 shares of the Company's no par value common stock for services performed from September 1, 1995 through February 29, 1996, and 5,000 shares per month from March 1, 1996 through August 31, 1996. In the event the Company successfully completes a business acquisition or merger, a bonus of up to 50,000 shares will be issued. The Company has further agreed to register these shares under the Securities Act of 1933 pursuant to a registration statement on Form S-8. This registration statement was filed on May 1, 1996.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    UNIVERSAL CAPITAL CORPORATION


Dated: June 14, 1996               By: /s/ Timothy J. Brasel
                                        Timothy J. Brasel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE


/s/ Timothy J. Brasel         President, Secretary,     June 14, 1996
Timothy J. Brasel             Treasurer (Principal
                               Financial and Account-
                               ing Officer) and
                               Director