Form 10-Q
period 1996-05-31
UNIVERSAL CAPITAL CORP
filed 1996-07-19
CIK 798528

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the period ended: May 31, 1996

                         Commission File No. 0-26136

                        UNIVERSAL CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                             84-1018684
- -------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

              16178 East Prentice Place, Aurora, Colorado  80015
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

                              [ X ] Yes    [   ] No

As of May 31, 1996, Registrant had 2,000,000 shares of common stock, no Par Value, outstanding.

                                   INDEX
                                                               Page
                                                              Number

PART I.   FINANCIAL INFORMATION

     Item I.   Financial Statements

               Balance Sheets, February 29, 1996 and
               May 31, 1996 (Unaudited)                          3

               Statements of Operations, Three Months
               Ended May 31, 1996 (Unaudited) and
               From March 5, 1986 (Date of Inception)
               through May 31, 1996 (Unaudited)                  4

               Statements of Cash Flows, Three Months
               Ended May 31, 1996 and From March 5,
               1986 (Date of Inception) through
               May 31, 1996 (Unaudited                           5

               Notes to Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                        7

PART II.  OTHER INFORMATION                                      7

Signatures                                                       8

                         UNIVERSAL CAPITAL CORPORATION
                       (A Development-Stage Enterprise)

                                BALANCE SHEETS
                                  (Unaudited)

                              ASSETS

                                                  February 29,   May 31,
                                                      1996        1996
Current Assets:

     Cash                                          $      -    $   2,165
     Cash advance, related party and other             2,998       3,000

       Total Current Assets                            2,998       5,165

  TOTAL ASSETS                                     $   2,998   $   5,165

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable                                 37,492      37,059
     Notes payable, related parties                   17,250      32,900

       Total Current Liabilities                      54,742      69,969

  TOTAL LIABILITIES                                   54,742      69,959

Stockholders' (Deficit):

     Common stock, No par value, 100,000,000
       shares authorized; 2,000,000 shares
       issued and outstanding                         49,838      49,838
     Excess of expenses over revenue during
       development stage                            (101,582)   (114,632)

  TOTAL STOCKHOLDERS' (DEFICIT)                      (51,744)    (64,794)

  TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)     $   2,998   $   5,165

The accompanying notes are an integral part of the financial statements.

                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                               From March 5,
                                                                1986 (Date
                                            Three Months       of Inception)
                                               Ended             through
                                            May 31, 1996       May 31, 1996

Revenue:

  Interest income                            $       -          $  87,721

Expenses:

  Accounting and legal                          11,133            114,588
  Stock issued for services                          -             62,000
  Miscellaneous                                  1,917             21,663

                                                13,050            198,251

Excess of Expenses over Revenue
  During Development Stage
  before Provision for Income Taxes            (13,050)          (110,530)

Provision for Income Taxes Current                   -              4,102

Excess of Expenses over Revenue
 During Development Stage                    $ (13,050)         $(114,632)

Excess of Expenses over Revenue
  During Development Stage
  Per Share                                  $    (.01)         $    (.06)

Common Stock Outstanding                     2,000,000          2,000,000

The accompanying notes are an integral part of the financial statements.

                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                               From March 5,
                                                                1986 (Date
                                           Three Months        of Inception)
                                               Ended              through
                                           May 31, 1996        May 31, 1996

Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage                  $(13,050)           $(114,632)
  Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities:
        Issuance of stock for services               -               62,000
        (Increase) in accrued interest
          and other                                 (2)              (3,000)
        Increase (decrease) in accounts
          payable                                 (433)             (37,059)
  Net Cash (Used in) Operating
    Activities                                 (13,485)             (18,573)

Cash Flows From Investing Activities:
  Purchase of treasury bill                          -              (99,651)
  Net Cash Provided By Investing
    Activities                                       -                    -

Cash Flows From Financing Activities:
  Issuance of stock, net of offering cost            -              237,838
  Dividends                                          -             (250,000)
  Loans from related parties                    15,650               32,900
  Net Cash Provided By Financing
    Activities                                  15,650               20,738

Increase (decrease) in cash                      2,165                2,165

Cash, beginning of period                            -                    -

Cash, end of period                          $   2,165             $  2,165

Interest paid                                $       -             $      -

Income taxes paid                            $       -             $  3,129

The accompanying notes are an integral part of the financial statements.

                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

     1. The financial statements includes herein have been prepared by the Company without audit. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

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

                                   ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION

     Management knows of no trends, demands, commitments, events or circumstances which will result in or which are reasonably likely to result in the Registrant's liquidity increasing or decreasing in a material way.

     The Registrant has no material commitments for capital expenditures as of the end of the latest fiscal period. Management knows of no material trends, favorable or unfavorable, in the Registrant's capital resources and anticipates no material change in the mix and cost of such resources.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Registrant is a development stage enterprise; no significant operations have commenced.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          On May 17, 1996, the Company signed a letter of intent to acquire Holiday Club International, Inc. ("HCI"), a Florida corporation which sells family vacation club memberships. The Company is currently negotiating a definitive agreement with HCI and expects to close on the transaction by the end of July, 1996.

          In anticipation of closing this transaction, the Company has completed an 8 for 1 forward split which was effective on July 17, 1996.

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

Date: July 19, 1996