Form 10-Q/A
period 1996-08-31
UNIVERSAL CAPITAL CORP
filed 1997-01-08
CIK 798528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-QSB/A

                               AMENDMENT NO. 1

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

                         UNIVERSAL CAPITAL CORPORATION
                        (A Development-Stage Enterprise)

                                 BALANCE SHEETS
                                  (Unaudited)
                                                   February 29,  August 31,
                                                       1996         1996
                                                   -----------   ---------
                                     ASSETS
Current Assets:
     Cash                                           $       -    $     597
     Cash advance, related party and other              2,998        3,000
       Total Current Assets                             2,998        3,597

  TOTAL ASSETS                                      $   2,998    $   3,597

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                  37,492       47,220
     Notes payable, related parties                    17,250       32,900
       Total Current Liabilities                       54,742       80,120

  TOTAL LIABILITIES                                    54,742       80,120

Stockholders' (Deficit):
     Common stock, No par value, 100,000,000
       shares authorized; 2,500,000 shares
       issued and outstanding                          49,838       75,588
     Excess of expenses over revenue during
       development stage                             (101,582)    (152,111)

  TOTAL STOCKHOLDERS' (DEFICIT)                       (51,744)     (76,523)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    (DEFICIT)                                       $   2,998    $   3,597

The accompanying notes are an integral part of the financial statements.

                         UNIVERSAL CAPITAL CORPORATION
                        (A Development-Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          From March 5,
                                                           1986 (Date
                                        Three Months      of Inception)
                                            Ended            through
                                       August 31, 1996   August 31, 1996
                                       ---------------   ---------------
Revenue:
  Interest income                        $        -        $   87,721

Expenses:
  Accounting and legal                       10,896           125,484
  Stock issued for services                  25,750            87,750
  Miscellaneous                                 833            22,496

                                             37,479           235,730

Excess of Expenses over Revenue
  During Development Stage
  before Provision for Income Taxes         (37,479)         (148,009)

Provision for Income Taxes Current                -             4,102

Excess of Expenses over Revenue
 During Development Stage                $  (37,479)       $ (152,111)

Excess of Expenses over Revenue
  During Development Stage
  Per Share                              $     (.02)       $     (.06)

Weighted Average Shares Outstanding       2,250,000         2,500,000

The accompanying notes are an integral part of the financial statements.

                         UNIVERSAL CAPITAL CORPORATION
                        (A Development-Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                          From March 5,
                                                           1986 (Date
                                         Six Months       of Inception)
                                            Ended           through
                                       August 31, 1996   August 31, 1996
                                       ---------------   ---------------
Revenue:
  Interest income                        $        -        $   87,721

Expenses:
  Accounting and legal                       22,029           125,484
  Stock issued for services                  25,750            87,750
  Miscellaneous                               2,750            22,496

                                             50,529           235,730
Excess of Expenses over Revenue
  During Development Stage
  before Provision for Income Taxes         (50,529)         (148,009)

Provision for Income Taxes Current                -             4,102

Excess of Expenses over Revenue
 During Development Stage                $  (50,529)       $ (152,111)

Excess of Expenses over Revenue
  During Development Stage
  Per Share                              $     (.02)       $     (.06)

Weighted Average Shares Outstanding       2,250,000         2,500,000

The accompanying notes are an integral part of the financial statements.

                         UNIVERSAL CAPITAL CORPORATION
                        (A Development-Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            From March 5,
                                                             1986 (Date
                                          Three Months      of Inception)
                                              Ended            through
                                         August 31, 1996   August 31, 1996
                                         ---------------   ---------------
Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage               $   (37,479)      $  (152,111)
    Adjustments to reconcile net
      (loss) to net cash provided
      by (used in) operating activities:
        Issuance of stock for services          25,750            878,750
        (Increase) in accrued interest
         and other                                   -            (3,000)
        Increase in accounts payable            10,161            47,220
 Net Cash (Used in) Operating Activities        (1,568)          (20,141)

Cash Flows From Investing Activities:
  Purchase of treasury bill                          -           (99,651)
  Sale of treasury bill                              -            99,651
 Net Cash Provided By Investing
   Activities                                        -                 -

Cash Flows From Financing Activities:
   Issuance of stock, net of
   offering cost                                     -           237,838
  Dividends                                          -          (250,000)
  Loans from related parties                         -            32,900
 Net Cash Provided By Financing
   Activities                                        -            20,738

Increase (decrease) in cash                     (1,568)              597

Cash, beginning of period                        2,165                 -

Cash, end of period                         $      597        $      597

Interest paid                               $        -        $        -

Income taxes paid                           $        -        $    3,129

The accompanying notes are an integral part of the financial statements.

                         UNIVERSAL CAPITAL CORPORATION
                        (A Development-Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                             From March 5,
                                                               1986 (Date
                                             Six Months      of Inception)
                                               Ended            through
                                          August 31, 1996   August 31, 1996
                                          ---------------   ---------------
Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage               $   (50,529)      $  (152,111)
    Adjustments to reconcile net
      (loss) to net cash provided
      by (used in) operating activities:
        Issuance of stock for services          25,750            87,750
        (Increase) in accrued interest
         and other                                  (2)           (3,000)
        Increase in accounts payable             9,728            47,220
 Net Cash (Used in) Operating Activities       (15,053)          (20,141)

Cash Flows From Investing Activities:
  Purchase of treasury bill                          -           (99,651)
  Sale of treasury bill                              -            99,651
 Net Cash Provided By Investing
   Activities                                        -                 -

Cash Flows From Financing Activities:
   Issuance of stock, net of
   offering cost                                     -           237,838
  Dividends                                          -          (250,000)
  Loans from related parties                    15,650            32,900
 Net Cash Provided By Financing
   Activities                                   15,650            20,738

Increase (decrease) in cash                        597               597

Cash, beginning of period                            -                 -

Cash, end of period                         $      597        $      597

Interest paid                               $        -        $        -

Income taxes paid                           $        -        $    3,129

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

                              UNIVERSAL CAPITAL CORPORATION

                              By /s/ Timothy J. Brasel
                                 Timothy J. Brasel, President
Date:  December 16, 1996