Form 10QSB
period 1996-11-30
UNIVERSAL CAPITAL CORP
filed 1997-01-21
CIK 798528

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 1996

                     Commission File Number 0-26136

                     UNIVERSAL CAPITAL CORPORATION
    -----------------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     [  ] Yes        ( X ] No

As of November 30, 1996, Registrant had 2,500,000 shares of common stock, No Par Value, outstanding.

Transitional Small Business Disclosure Format:  Yes [  }     No [ X ]

                                    INDEX
                                                                 Page
                                                                Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets, February 29, 1996 and
                    November 30, 1996 (Unaudited)                3

               Statements of Operations, Three Months
                    Ended November 30, 1996 (Unaudited) and
                    From March 5, 1986 (Date of Inception)
                    through November 30, 1996 (Unaudited)        4

               Statements of Operations, Nine Months
                    Ended November 30, 1996 (Unaudited) and
                    From March 5, 1986 (Date of Inception)
                    through November 30, 1996 (Unaudited)        5

               Statements of Cash Flows, Three Months
                    Ended November 30, 1996 and From March
                    5, 1986 (Date of Inception) through
                    November 30, 1996 (Unaudited                 6

               Statements of Cash Flows, Nine Months
                    Ended November 30, 1996 and From March
                    5, 1986 (Date of Inception) through
                    November 30, 1996 (Unaudited                 7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                      8

Part II.  Other Information                                      8

                      UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                              BALANCE SHEETS
                                (Unaudited)

                                                 February 29,  November 30,
                                                      1996         1996
                                   ASSETS
Current Assets:
     Cash                                          $       -    $      97
     Cash advance, related party and other             2,998        3,000
       Total Current Assets                            2,998        3,097

  TOTAL ASSETS                                     $   2,998    $   3,097

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                 37,492       46,796
     Notes payable, related parties                   17,250       34,828
       Total Current Liabilities                      54,742       81,624

  TOTAL LIABILITIES                                   54,742       81,624

Stockholders' (Deficit):
     Common stock, No par value, 100,000,000
       shares authorized; 2,500,000 shares
       issued and outstanding                         49,838       75,588
     Excess of expenses over revenue during
       development stage                            (101,582)    (154,115)

  TOTAL STOCKHOLDERS' (DEFICIT)                      (51,744)     (78,527)

  TOTAL LIABILITIES AND STOCKHOLDERS'
    (DEFICIT)                                      $   2,998    $   3,097

The accompanying notes are an integral part of the financial statements.

                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                            From March 5,
                                                             1986 (Date
                                          Three Months      of Inception)
                                              Ended            through
                                        November 30, 1996  November 30, 1996
Revenue:
  Interest income                           $        -        $   87,721

Expenses:
  Accounting and legal                           1,680           127,164
  Stock issued for services                          -            87,750
  Miscellaneous                                    324            22,820

                                                 2,004           237,734
Excess of Expenses over Revenue
  During Development Stage
  before Provision for Income Taxes             (2,004)         (150,013)

Provision for Income Taxes Current                   -             4,102

Excess of Expenses over Revenue
 During Development Stage                   $   (2,004)       $ (154,115)

Excess of Expenses over Revenue
  During Development Stage
  Per Share                                 $      nil        $     (.06)

Weighted Average Common Shares
  Outstanding                                2,500,000         2,500,000

The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                            From March 5,
                                                              1986 (Date
                                           Nine Months      of Inception)
                                              Ended            through
                                        November 30, 1996  November 30, 1996

Revenue:
  Interest income                           $        -        $   87,721

Expenses:
  Accounting and legal                          23,709           127,164
  Stock issued for services                     25,750            87,750
  Miscellaneous                                  3,074            22,820

                                                52,533           237,734

Excess of Expenses over Revenue
  During Development Stage
  before Provision for Income Taxes            (52,533)         (150,013)

Provision for Income Taxes Current                   -             4,102

Excess of Expenses over Revenue
 During Development Stage                   $  (52,533)       $ (154,115)

Excess of Expenses over Revenue
  During Development Stage
  Per Share                                 $     (.02)       $     (.06)

Weighted average Common Shares
  Outstanding                                2,500,000         2,500,000

The accompanying notes are an integral part of the financial statements.

                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                              From March 5,
                                                               1986 (Date
                                          Three Months       of Inception)
                                              Ended             through
                                        November 30, 1996   November 30, 1996

Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage               $    (2,004)      $  (154,115)
    Adjustments to reconcile net
      (loss) to net cash provided
      by (used in) operating activities:
       Issuance of stock for services                -            87,750
        (Increase) in accrued interest
         and other                                   -            (3,000)
        Increase (decrease) in accounts
         payable                                   (424)           46,796
 Net Cash (Used in) Operating Activities         (2,428)          (22,569)

Cash Flows From Investing Activities:
  Purchase of treasury bill                           -           (99,651)
  Sale of treasury bill                               -            99,651
 Net Cash Provided By Investing
   Activities                                         -                 -

Cash Flows From Financing Activities:
   Issuance of stock, net of
   offering cost                                      -           237,838
  Dividends                                           -          (250,000)
  Loans from related parties                      1,928            34,828
 Net Cash Provided By Financing
   Activities                                     1,928            22,666

Increase (decrease) in cash                        (500)               97

Cash, beginning of period                           597                 -

Cash, end of period                          $       97        $       97

Interest paid                                $        -        $        -

Income taxes paid                            $        -        $    3,129

The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                               From March 5,
                                                                1986 (Date
                                              Nine Months      of Inception)
                                                 Ended            through
                                          November 30, 1996  November 30, 1996
Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage                  $   (52,533)      $  (154,115)
    Adjustments to reconcile net
      (loss) to net cash provided
      by (used in) operating activities:
        Issuance of stock for services             25,750            87,750
        (Increase) in accrued interest
         and other                                     (2)           (3,000)
        Increase in accounts payable                9,304            46,796
 Net Cash (Used in) Operating Activities          (17,481)          (22,569)

Cash Flows From Investing Activities:
  Purchase of treasury bill                             -           (99,651)
  Sale of treasury bill                                 -            99,651
 Net Cash Provided By Investing
   Activities                                           -                 -

Cash Flows From Financing Activities:
   Issuance of stock, net of
   offering cost                                        -           237,838
  Dividends                                             -          (250,000)
  Loans from related parties                       17,578            34,828
 Net Cash Provided By Financing
   Activities                                      17,578            22,666

Increase (decrease) in cash                            97                97

Cash, beginning of period                               -                 -

Cash, end of period                            $       97        $       97

Interest paid                                  $        -        $        -

Income taxes paid                              $        -        $    3,129

The accompanying notes are an integral part of the financial statements.

                              ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Universal Capital Corporation (the "Company") was organized as a Colorado corporation on March 5, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated minimal revenues during the quarter ended November 30, 1996, and management does not anticipate more than minimal revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At November 30, 1996, the Company had no material commitments for capital expenditures.

                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         On January 17, 1997, the Company and Remarc International, Inc. ("Remarc") signed a Letter of Intent whereby the Company will acquire all of the outstanding shares of Remarc in exchange for restricted shares of the Company's Common Stock.

         Remarc, based in Tampa, Florida, was formed for the purpose of researching, developing, financing and conducting shipwreck projects on a worldwide basis.

         If this transaction is consummated, the Company will issue restricted shares of its common stock in an amount which will represent approximately 92.5% of its outstanding common stock in exchange for all of the issued and outstanding shares of Remarc.

         The Company is planning to hold a shareholder meeting during February 1997 at which time the shareholders will be asked to approve: (1) a 1 for 5 reverse stock split; (2) a change of the Company's domicile from Colorado to Delaware; and (3) a change of the Company's name to Odyssey Deep Sea Exploration, Inc.

         The closing of this transaction is subject to the execution of a definitive agreement which will contain various representations and warranties of each party and which will be subject to the approval of the directors of each company.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit

                 10     Letter of Intent dated        Filed herewith
                        January 17, 1997 between      electronically
                        Universal Capital
                        Corporation and Remarc
                        International, Inc.

                 27     Financial Data Schedule       Filed herewith
                                                      electronically

         (b) Reports on Form 8-K
             None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL CAPITAL CORPORATION

Date: January 21, 1997              By: /s/ Timothy J. Brasel
                                        Timothy J. Brasel, President