Form 10KSB
period 1997-02-28
UNIVERSAL CAPITAL CORP
filed 1997-05-01
CIK 798528

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year ended: February 28, 1997

                  Commission File No. 0-26136

                  UNIVERSAL CAPITAL CORPORATION
 ----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                                       84-1018684
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

        16178 East Prentice Place, Aurora, Colorado 80015
   -----------------------------------------------------------
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

State Issuer's revenues for its most recent fiscal year:  $-0-.

As of April 24, 1997, 3,050,008 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $501,000.

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

     The Company sold 800,000 shares of no par value common stock ("Common Stock") at $.25 per Share, for net proceeds of $185,180 in a public offering which closed on March 10, 1987.

     Since the Company does not have any cash, it must locate a potential acquisition or merger candidate that is only interested in the liquidity of a public company.

     On June 12, 1995, the Company effected a 1 for 100 reverse split of the Company's outstanding Common Stock, and on July 17, 1996, the Company effected an 8 for 1 forward stock split. All financial information and share data in this Report give retroactive effect to these two stock splits.

     The Company's offices are located at 16178 East Prentice Place, Aurora, Colorado 80015, and the Company's telephone number is (303) 690-6787.

     On January 17, 1997, the Company signed a letter of intent to acquire all of the outstanding shares of Remarc International, Inc. ("Remarc") in exchange for approximately 37,375,000 restricted shares of the Company's Common Stock. Remarc, based in Tampa, Florida, was formed for the purpose of researching, developing, financing and conducting shipwreck projects on a worldwide basis. The closing of this transaction is subject to the execution of a definitive agreement and the approval of the directors of each company.

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

     The Company expects to continue to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Company does not intend to act as a general or limited partner in connec-tion with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will continue its efforts.

     Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a mater-ial adverse affect on the price of the Company's Common Stock. There is no assurance, if the Company acquires a target company with assets or earnings, or both, that the price of the Company's Common Stock will increase.

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

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or ac-quisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisi-tion. The

Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     Since May 15, 1996, the Company has maintained its office in space provided by Timothy J. Brasel, the Company's President, at no charge. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended February 28, 1997.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock has been traded on the over-the-counter market under the symbol "UVSN" since September 27, 1995. The following table sets forth the high and low bid price for the Company's Common Stock for the periods indicated as reported by the NASD's Electronic Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             QUARTER ENDED                   HIGH BID       LOW BID

             November 30, 1995                $0.25          $0.25
             February 29, 1996                $0.25          $0.25

             May 31, 1996                     $0.26          $0.25
             August 31, 1996                  $0.265         $0.25
             November 30, 1996                $0.3125        $0.25
             February 28, 1997                $0.3125        $0.25

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value Common Stock at April 24, 1997, was 91. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception, except that the Company has declared a dividend of the shares of Prime Rate Investment Management Enterprises, Inc., to the Company's shareholders of record on May 22, 1995.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During January 1997, the Company issued 383,333 shares of its Common Stock to Brasel Family Partners, Ltd. for conversion of $11,500 of loans, and the Company issued 166,667 shares to Paul H. Dragul for conversion of $5,000 of loans. Paul H. Dragul is a principal shareholder of the Company and Timothy J. Brasel, the General Partner of Brasel Family Partners, Ltd., is the Company's sole officer and director and he is a principal shareholder. The Company relied on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Both Mr. Brasel and Mr. Dragul had complete information concerning the Company and they are sophisticated and understand the risks of their investment.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended February 28, 1997, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year. The Company experienced a net loss of $(38,005) during the fiscal year ended February 28, 1997, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, general and administrative expenses.

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

     As of February 28, 1997, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-12 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

           NAME            AGE                POSITION

     Timothy J. Brasel     38        President, Secretary, Treasurer
                                     and Director

     Timothy J. Brasel has served as the Company's sole Officer and Director since May 22, 1995. He also serves as President and a Director of two other publicly-held "shells": Beechport Capital Corp. and High Hopes, Inc. Mr. Brasel also serves as the sole officer and a director of four other companies which were formed for the same purpose as the Company: Aspen Capital, Inc., Cypress Capital, Inc., Mahogany Capital, Inc. and Walnut Capital, Inc. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. From April 1990 to February 1992, Mr. Brasel served as President, a Director and sole shareholder of Central Securities Transfer Corporation, a stock transfer company which is no longer in business. From January 1989 to May 1992, Mr. Brasel served as a Director of Coalmont, Inc., a publicly-held blank-check company that completed an acquisition of MCC Holdings, Inc. during May 1992. From July 1987 until May 1990, Mr. Brasel served as President of Eagle Vision, Inc., a publicly-held blank-check company that completed an acquisition of UMA Management Associates, Inc. From November 1988 to June 1990, he also served as President and a Director of L.I. Inc., a publicly-held blank-check company which completed an acquisition of Imaging Management Associates, Inc. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company's sole Officer and Director currently received no salary from the Company.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 24, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                 AMOUNT AND
NAME AND ADDRESS                 NATURE OF BENE-             PERCENT
OF BENEFICIAL OWNER              FICIAL OWNERSHIP            OF CLASS
Timothy J. Brasel                  633,118 <FN1>             20.8%
16178 East Prentice Place
Aurora, Colorado 80015

Paul H. Dragul                     259,737                    8.5%
950 East Harvard, No. 500
Denver, Colorado 80210

Joe Peirce                         923,130 <FN2>             30.3%
5125 West Lake Avenue
Littleton, Colorado 80123

All Directors and Officers         633,118 <FN1>             20.8%
Of the Company (1 Person)
__________________

<FN1>
Includes 383,333 shares held by Brasel Family Partners, Ltd.; 34,058 shares held by Brasel Charitable Remainder Trust; 56,800 shares held by Charitable Remainder Trust of Timothy J. Brasel; 45,400 shares held by Charitable Remainder Trust of Mary Jane Brasel; 45,400 shares held by Charitable Remainder Trust of Susan Anne Brasel; 45,400 shares held by Bleu Ridge Consultants, Inc. Profit Sharing Plan and Trust; and 22,700 shares held by La Mirage Trust. Timothy J. Brasel is the trustee of each of these trusts.
<FN2>
Includes 21,565 shares held by Peirce Enterprises, Inc. Mr. Peirce is President and owner of Peirce Enterprises, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 22, 1995, the Company entered into a Stock Purchase Agreement with Timothy J. Brasel ("Brasel") and Paul H. Dragul ("Dragul") pursuant to which the Company issued 14,400,000 shares of its Common Stock to Brasel, Dragul and their assignees in exchange for $40,000 in cash.

     During May 1995, the Company formed a corporation, Prime Rate Investment Management Enterprises, Inc. ("Prime"), and contributed all of its assets, including the $40,000 cash received from Brasel and Dragul, to Prime and a dividend was declared to the shareholders of the Company as of May 22, 1995 (the "Record Date") of the shares of Prime common stock. The shares were issued to Michael L. Schumacher, a former President and Director of the Company to hold in trust until the shares could be distributed to the shareholders in accordance with the federal securities laws. It is expected that the shares will be distributed by June 30, 1997. In view of this dividend, Prime is no longer considered a subsidiary of the Company.

     On March 1, 1996, the Company entered into a consulting agreement with Joe Peirce, a principal shareholder, pursuant to which Mr. Peirce is to continue providing consulting services in the areas of locating, identifying, evaluating and acquiring acquisition or merger candidates. Mr. Peirce was issued 240,000 shares for his services during the period September 1, 1995 through February 29, 1996, and he was issued an additional 640,000 shares for services rendered during the fiscal year ended February 28, 1997.

     During August 1996, the Company signed a Share Exchange Agreement with Holiday Club International, Inc. and American Vacation Ventures, Inc., which was later terminated. In anticipation of the closing of this transaction, certain of the Company's shareholders cancelled a total of 14,380,000 shares. Following is a list of the shares cancelled by those persons who were either principal shareholders or whose shares are beneficially owned by Timothy J. Brasel or one of the Company's principal shareholders:

      Brasel Charitable Remainder Trust                    1,165,950
      Charitable Remainder Trust of Timothy J. Brasel      1,943,200
      Charitable Remainder Trust of Mary Jane Brasel       1,554,600
      Charitable Remainder Trust of Susan Anne Brasel 1,554,600 Bleu Ridge Consultants, Inc. Profit Sharing Plan
       & Trust                                             1,554,600
      La Mirage Trust                                        777,300
      Nasus Lesarb Ltd.                                      777,300
      J. J. Peirce                                           738,435
      Peirce Enterprises, Inc.                               738,435
      Paul H. Dragul                                       3,186,930
                                                          ----------
          Total                                           13,991,350

     During January 1997, the Company issued 383,333 shares of its Common Stock to Brasel Family Partners, Ltd. for conversion of $11,500 of loans and the Company issued 166,667 shares to Paul H. Dragul for conversion of $5,000 of loans. Paul H. Dragul is a principal shareholder of the Company and Timothy J. Brasel, the General Partner of Brasel Family Partners, Ltd., is the Company's sole officer and director and he is a principal shareholder.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHBIIT
NUMBER      DESCRIPTION                    LOCATION

 3          Articles of Incorporation,     Incorporated by reference to
            as amended                     Registrant's Form S-18 Registration
                                           Statement (No. 33-7678-D)

 3          Bylaws                         Incorporated by reference to
                                           Registrant's Form S-18 Registration
                                           Statement (No. 33-7678-D)

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended February 28, 1997.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Universal Capital Corporation
Aurora, Colorado

We have audited the accompanying balance sheet of Universal Capital Corporation (a development-stage enterprise) as of February 28, 1997 and the related statements of operations and stockholders' equity and cash flows for the two years ended February 28, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Capital Corporation (a development-stage enterprise) as of February 28, 1997 and the results of its operations, changes in stockholders' equity and its cash flows for the two years ended February 28, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficiency as of February 28, 1997 and has not commenced business operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                             /s/ Miller and McCollom
                                 Miller and McCollom
                                 3900 E. Mexico Ave., Suite 504
                                 Denver, CO 80210

April 28, 1997

                     UNIVERSAL CAPITAL CORPORATION
                    (A Development-Stage Enterprise)

                            BALANCE SHEET
                          February 28, 1997

                               ASSETS
Current Assets:
     Cash                                          $      97
     Cash advance, related party (Note 6)              3,000

  TOTAL ASSETS                                     $   3,097

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Liabilities:

Current Liabilities:
     Accounts payable, related parties
      (Notes 3 and 6)                              $   8,909
     Accounts payable                                 36,109
     Advances payable, related parties,
      (Note 6)                                        23,328

  Total Current Liabilities                           68,346

  TOTAL LIABILITIES                                   68,346

Stockholders' (Deficit) (Notes 2, 5 and 8):
     Common Stock, no par value, authorized
       100,000,000 shares, issued and out-
       standing 3,050,000 shares                      77,338
     Excess of expenses over revenues
       during development stage                     (142,587)

  TOTAL STOCKHOLDERS' (DEFICIT)                      (65,249)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   (DEFICIT)                                      $    3,097

The accompanying notes are an integral part of the financial statements.

                        UNIVERSAL CAPITAL CORPORATION
                       (A Development-Stage Enterprise)

                          STATEMENTS OF OPERATIONS
                                                              From
                                                         March 5, 1996
                            Year Ended    Year Ended    (Date of Incep-
                            February 28,  February 29,   tion) Through
                               1997          1996       February 28, 1997
                            ------------  ------------  -----------------
Revenue:
 Interest Income            $         -   $     2,113    $    87,721

Expenses:
 Legal & Accounting
  (Note 3)                       26,063        23,912        104,518
 Registration costs
  (Note 5)                            -        25,000         25,000
 Stock issued for ser-
  vices - related
  party (Note 2)                  8,000        22,000         73,000
 Other                            3,942         5,352         23,688

     Total Expenses              38,005        76,264        226,206

Excess of (Expenses over
 Revenue) During Develop-
 ment Stage, before Pro-
 vision for Income Tax          (38,005)      (74,151)      (138,485)

Provision (Credit) for
 Income Taxes, Current                -             -          4,102

Excess of (Expenses over
 Revenue) During Develop-
 ment Stage                 $   (38,005)  $   (74,151)   $  (142,587)

Per Share                   $         *   $         *    $      (.05)

Weighted Average Shares
 Outstanding                  8,360,417    12,200,000      3,050,000

* Less than .01 per share

The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                (Unaudited)
     From March 5, 1986 (Date of Inception) through February 28, 1997

                                                  Addi-
                             Common Stock         tional      Retained
                         ---------------------    Paid-In     Earnings
                          Shares     Per Share    Capital     (Deficit)     Total
                         ---------   ---------   ----------   ---------   -----------
Balance, March 5, 1986           -               $      -     $       -   $       -

May 15, 1986, for Cash     480,000   $   .0375     18,000             -      18,000

March 10, 1987, for
Cash (Net of Offering
Costs of $14,820)          800,000   $  .23125    185,180             -     185,180

Excess of Revenue
over Expenses During
Development Stage,
March 5, 1986 through
February 28, 1987                                       -         1,593       1,593
                        ----------               --------     ---------   ---------
Balance at February
28, 1987                 1,280,000                203,180         1,593     204,773

Additional Offering
Costs Incurred                                     (1,120)                   (1,120)

Excess of Revenue
over Expenses During
Development Stage,
Year Ended February
29, 1988                                                -         4,314       4,314
                        ----------               --------     ---------   ---------
Balance at February
29, 1988                 1,280,000               $202,060     $   5,907   $ 207,967

Excess of Expenses over
Revenue During Develop-
ment Stage, Year Ended
February 28, 1989                                       -        (6,010)     (6,010)
                        ----------               --------     ---------   ---------
Balance at February 28,
1989                     1,280,000               $202,060          (103)  $ 201,957

The accompanying notes are an integral part of the financial statements.

                           UNIVERSAL CAPITAL CORPORATION
                          (A Development-Stage Enterprise)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    (Unaudited)
         From March 5, 1986 (Date of Inception) through February 28, 1997
                                    (Continued)

                                                  Addi-
                             Common Stock         tional      Retained
                         ---------------------    Paid-In     Earnings
                          Shares     Per Share    Capital     (Deficit)     Total
                         ---------   ---------   ----------   ---------   -----------
Excess of Revenue
over Expenses During
Development Stage,
Year Ended February
28, 1990                                                -         7,119       7,119
                        ----------               --------     ---------   ---------
Balance at February 28,
1990                     1,280,000               $202,060         7,016     209,076

Excess of Revenue over
Expenses During
Development Stage,
Year Ended February 28,
1991                                                    -         5,770       5,770
                        ----------               --------     ---------   ---------
Balance at February 28,
1991                     1,280,000               $202,060        12,786     214,846

Excess of Revenue over
Expenses During
Development Stage,
Year Ended February 29,
1992                                                    -         3,464       3,464
                        ----------               --------     ---------   ---------
Balance at February 29,
1992                     1,280,000               $202,060        16,250     218,310

Excess of Expenses over
Revenue During
Development Stage,
Year Ended February 28,
1993                                                    -        (1,090)     (1,090)
                        ----------               --------     ---------   ---------
Balance at February 28,
1993                     1,280,000               $202,060        15,160     217,220

The accompanying notes are an integral part of the financial statements.

                           UNIVERSAL CAPITAL CORPORATION
                          (A Development-Stage Enterprise)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    (Unaudited)
         From March 5, 1986 (Date of Inception) through February 28, 1997
                                    (Continued)

                                                  Addi-
                             Common Stock         tional      Retained
                         ---------------------    Paid-In     Earnings
                          Shares     Per Share    Capital     (Deficit)     Total
                         ---------   ---------   ----------   ---------   -----------
Excess of Expenses over
Revenue During
Development Stage,
Year Ended February 28,
1994                                                    -        (2,028)     (2,028)
                        ----------               --------     ---------   ---------
Balance at February 28,
1994                     1,280,000               $202,060     $  13,132   $ 215,192

Stock issued for
services                   320,000   $   .1344     43,000             -      43,000

Excess of Expenses over
Revenue During
Development Stage,
Year Ended February 28,
1995                                                    -       (43,563)    (43,563)
                        ----------               --------     ---------   ---------
Balance at February 28,
1995                     1,600,000                245,060       (30,431)    214,629

Common stock issued     14,400,000   $   .003      40,000             -      40,000

Dividend                         -               (250,000)            -    (250,000)

Stock redeemed          (1,520,000)  $   .003      (4,222)            -      (4,222)

Stock issued for
services                 1,520,000   $   .0125     19,000             -      19,000

Stock issued for ser-
vices subsequent to
year end                         -                  3,000             -       3,000

Excess of Expenses over
Revenue During Develop-
ment Stage, Period Ended
February 29, 1996                                       -       (74,151)    (74,151)
                        ----------               --------     ---------   ---------
Balance at February 29,
1996                    16,000,000               $ 52,838     $(104,582)  $ (51,744)

The accompanying notes are an integral part of the financial statements.

                           UNIVERSAL CAPITAL CORPORATION
                          (A Development-Stage Enterprise)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    (Unaudited)
         From March 5, 1986 (Date of Inception) through February 28, 1997
                                    (Continued)

                                                  Addi-
                             Common Stock         tional      Retained
                         ---------------------    Paid-In     Earnings
                          Shares     Per Share    Capital     (Deficit)     Total
                         ---------   ---------   ----------   ---------   -----------
Common stock issued
for prior year services    240,000                      -             -           -

Common stock issued
for services                40,000    $  .0125        500             -         500

Common stock issued
for services               600,000    $  .0125      7,500             -       7,500

Stock cancelled
(Note 8)               (14,380,000)                     -             -           -

Stock issued in can-
cellation of note
payable, related
parties                    550,000    $  .03       16,500             -      16,500

Excess of Expenses over
Revenue During
Development Stage,
Period Ended February
28, 1997                                                -       (38,005)    (38,005)
                        ----------               --------     ---------   ---------
Balance at February
28, 1996                 3,050,000               $ 77,338     $(142,587)  $ (65,249)

The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                        STATEMENTS OF CASH FLOWS
                                                                   From
                                                               March 5, 1986
                                                                 (Date of
                                  Year Ended     Year Ended    tion) Through
                                  February 28,   February 29,  February 28,
                                      1997           1996          1997
                                  ------------   ------------  -------------
Cash Flows from Operating
 Activities:
  Excess of (expenses over
  revenue) during development
  stage                           $   (38,005)  $   (74,151)  $ (142,587)
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
   Issuance of stock for services       8,000        22,000       73,000

   Amortization of discount                 -        (1,349)      (1,349)

   (Increase) in accrued interest
   receivable and other                     -        (2,715)      (2,998)

   Increase in income taxes and
   accounts payable                     7,524        33,267       40,794

Net Cash (Used in) Operating
 Activities                           (22,481)      (22,948)     (33,140)

Cash Flows from Investing
 Activities:
  Maturity of treasury bill                 -       101,000      101,000
  Purchase of treasury bill                 -             -      (99,651)

Net Cash Provided by Investing
 Activities                                 -       101,000        1,349

Cash Flows from Financing
 Activities:
  Dividends paid                            -      (250,000)    (250,000)
  Notes payable, related parties       22,578        17,250       39,828
  Issuance of stock, net of
   offering costs                           -        40,000      242,060

Net Cash Provided by (Used in)
 Financing Activities                  22,578      (192,750)      31,888

Increase (Decrease) in Cash                97      (114,698)          97
The accompanying notes are an integral part of the financial statements.

                         UNIVERSAL CAPITAL CORPORATION
                        (A Development-Stage Enterprise)

                           STATEMENTS OF CASH FLOWS
                                  (Continued)
                                                                    From
                                                                March 5, 1986
                                                                 (Date of
                                  Year Ended     Year Ended     tion) Through
                                  February 28,   February 29,   February 28,
                                      1997           1996           1997
                                  ------------   ------------   -------------
Cash, Beginning of Period                   -        114,698             -

Cash, End of Period               $        97    $         -    $       97

Cash Paid for Interest            $         -    $         -    $        -

Cash Paid for Income Taxes        $         -    $         -    $    3,129

Non-Cash Investing and Financing Activities:

     During the year ended February 28, 1997, the Company converted notes payable, related parties to stock in the amount of $16,500.

     During the year ended February 29, 1996, the Company incurred an account payable, related party of $4,222 for repurchase of stock.

The accompanying notes are an integral part of the financial statements.

                        UNIVERSAL CAPITAL CORPORATION
                       (A Development-Stage Enterprise)

                        NOTES TO FINANCIAL STATEMENTS
                    February 28, 1997 and February 29, 1996

(1)  Summary of Accounting Policies

     A summary of significant accounting policies of Universal Capital Corporation (Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Organization and Operations

     The Company was incorporated under the laws of Colorado on March 5, 1986 for the purpose of engaging in any lawful business, but intends to acquire a business opportunity. The Company is a development-stage enterprise since planned principal operations have not yet commenced.

     (b)  Per Share Information

     Per share information is computed based upon a weighted average number of shares outstanding.

     (c)  Cash Equivalents

     For purposes of these statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

     (d)  Use of Estimates in the Preparation of Financial Statements

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

     (e)  Forward Stock Split

     During the year ended February 28, 1997, the Company effected an eight-for-one forward common stock split. All references to shares of common stock in the financial statements have retroactively been adjusted for this forward stock split.

                        UNIVERSAL CAPITAL CORPORATION
                       (A Development-Stage Enterprise)

                        NOTES TO FINANCIAL STATEMENTS
                    February 28, 1997 and February 29, 1996
                                  (Continued)

(1)  Summary of Accounting Policies, Continued

     (f)  Going Concern

     The Company is a development stage enterprise whose planned business operations have not yet commenced. At February 28, 1997, the Company has a net capital deficiency. If the Company does not establish business operations or obtain additional financing, the Company may be unable to continue as a going concern. Management has engaged a consultant for the purpose of locating, identifying, analyzing and acquiring acquisition or merger candidates.

(2)  Common Stock Issued for Services/Notes Payable

     During the year ended February 29, 1996, 1,520,000 shares of the Company's common stock were issued to a related party for services valued at $19,000. During the year ended February 28, 1997, 880,000 shares of the Company's common stock were issued for services valued at $11,000, $3,000 of which was expensed in 1996. Also during the year ended February 28, 1997, 550,000 shares of the Company's common stock were issued in exchange for notes payable of $16,500 from related parties.

(3)  Related Party Transactions

     The former President of the Company is the principal shareholder of an accounting firm which assisted the Company with its Securities and Exchange Commission filings and with the preparation of its corporate income tax returns. Amounts expensed to this firm for the years ended February 28, 1997 and February 29, 1996 were $3,614 and $3,800 respectively. At February 28, 1997, this firm was due $3,614 which is included in accounts payable, related parties.

(4)  Income Taxes

     The Company has a net operating loss carryover at February 28, 1997 of $138,485 which expires in various years ending through February 28, 2012. The deferred tax asset in the amount of approximately $28,000 related to that net operating loss has a valuation allowance provided for 100% of the approximate $28,000 due to questionable future realization.

                        UNIVERSAL CAPITAL CORPORATION
                       (A Development-Stage Enterprise)

                        NOTES TO FINANCIAL STATEMENTS
                    February 28, 1997 and February 29, 1996
                                  (Continued)
(5)  Dividend

     During the year ended February 29, 1996, the Company formed a corporation, Prime Rate Investment Management Enterprises, Inc. (Prime). On May 22, 1995 the Company executed a stock purchase agreement whereby the Company issued 14,400,000 shares of its no par value common stock for $40,000 in cash. Immediately, prior to the closing, the Company contributed all if its assets, including the $40,000 received in cash, to Prime and a dividend from paid-in capital was declared to the shareholders of record on May 22, 1995 consisting of 100% of the newly issued outstanding stock of Prime. Distribution of the shares is subject to registration with the Securities and Exchange Commission. If a successful registration is not completed, the cash will be distributed to the shareholders of record equal to the initial $250,000 contribution made to Prime. Only the shareholders of record prior to issuance of the additional shares in May, 1995 will receive this distribution. The shares of Prime are being held by Prime's President for the benefit of the Universal Capital shareholders of record on May 22, 1995, until the registration can be successfully completed. The Company has agreed to pay up to $25,000 of Prime's registration costs of which approximately $20,000 is remaining in accounts payable as of February 28, 1997.

(6)  Advances Payable/Receivable - Related Parties

     As of February 28, 1997, the Company had outstanding $23,328 of advances from related parties. These advances bear no interest and have no written repayment terms. As of February 28, 1997, the Company had an advance receivable from a related party of $3,000. At February 28, 1997, additional amounts totalling $5,295 were payable to these related parties.

(7)  Fair Value of Financial Instruments

     Fair value of advances receivable, advances payable and accounts payable are considered to be equal to the carrying value given the absence of any specific interest rate or repayment terms.

(8)  Cancellation of Stock

     During the year ended February 28, 1997, certain shareholders returned 14,380,000 shares of the Company common stock to the Company for cancellation. The shareholders received no monetary compensation for returning these shares.

(9)  Significant Fourth Quarter Adjustments

     During the fourth quarter of the year ended February 28, 1997, stock issued for services was reduced by $14,750 to reflect the shares being issued at $.0125 per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   UNIVERSAL CAPITAL CORPORATION

Dated: April 30, 1997              By:/s/ Timothy J. Brasel
                                      Timothy J. Brasel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE

/s/ Timothy J. Brasel         President, Secretary,     April 30, 1997
Timothy J. Brasel             Treasurer (Principal
                              Financial and Account-
                              ing Officer) and
                              Director