Form 10QSB
period 1997-05-31
UNIVERSAL CAPITAL CORP
filed 1997-08-05
CIK 798528

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended May 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     [ X ] Yes        (   ] No

As of May 31, 1997, Registrant had 3,050,000 shares of common stock, No Par Value, outstanding.


Transitional Small Business Disclosure Format:  Yes [  }     No [ X ]

                                   INDEX
                                                                  Page
                                                                 Number
PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

          Balance Sheets, February 28, 1997 and
          May 31, 1997 (Unaudited)                                  3

          Statements of Operations, Three Months
          Ended May 31, 1997 (Unaudited) and
          From March 5, 1986 (Date of Inception)
          through May 31, 1997 (Unaudited)                          4

          Statements of Cash Flows, Three Months
          Ended May 31, 1997 and From March
          5, 1986 (Date of Inception) through
          May 31, 1997 (Unaudited                                   5

Item 2.   Management's Discussion and Analysis of
          Financial Conditions and Results of
          Operations                                                6

PART II.  OTHER INFORMATION                                         7

                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                              BALANCE SHEETS
                                (Unaudited)

                                                 February 28,     May 31,
               ASSETS                                1997          1997
Current Assets:
     Cash                                         $      97    $      97
     Cash advance, related party and other            3,000        3,000
       Total Current Assets                           3,097        3,097

  TOTAL ASSETS                                    $   3,097    $   3,097


               LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable, related parties                8,909       10,093
     Accounts payable                                36,109       41,698
     Notes payable, related parties                  23,328       24,328
       Total Current Liabilities                     68,346       76,119

  TOTAL LIABILITIES                                  68,346       76,119

Stockholders' (Deficit):
     Common stock, No par value, 100,000,000
       shares authorized; 3,050,000 shares
       issued and outstanding                        77,338       77,338
     Excess of expenses over revenue during
       development stage                           (142,587)    (150,360)

  TOTAL STOCKHOLDERS' (DEFICIT)                     (65,249)     (73,022)

  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)   $   3,097    $   3,097

The accompanying notes are an integral part of the financial statements.

                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                              From March 5,
                                                               1986 (Date
                                            Three Months      of Inception)
                                                Ended            through
                                            May 31, 1997      May 31, 1997
Revenue:
  Interest income                            $        -        $   87,721

Expenses:
  Accounting and legal                            7,527           112,045
  Registration costs                                  -            25,000
  Stock issued for services                           -            73,000
  Miscellaneous                                     246            23,934

                                                  7,773           233,979

Excess of Expenses over Revenue
  During Development Stage
  before Provision for Income Taxes              (7,773)         (146,258)

Provision for Income Taxes Current                    -             4,102

Excess of Expenses over Revenue
 During Development Stage                    $   (7,773)       $ (150,360)

Excess of Expenses over Revenue
  During Development Stage
  Per Share                                  $      nil        $     (.05)

Common Stock Outstanding                      3,050,000         3,050,000

The accompanying notes are an integral part of the financial statements.

                       UNIVERSAL CAPITAL CORPORATION
                     (A Development-Stage Enterprise)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                 From March 5,
                                                                  1986 (Date
                                               Three Months     of Inception)
                                                   Ended            through
                                               May 31, 1997      May 31, 1997
Cash Flows From Operating Activities:
  Excess of Expenses over Revenue
    During Development Stage                  $    (7,773)      $  (150,360)
    Adjustments to reconcile net
      (loss) to net cash (used in)
      operating activities:
        Issuance of stock for services                  -            73,000
        Amortization of discount                        -            (1,349)
        (Increase) in accrued interest
         receivable and other                           -            (2,998)
        Increase in income taxes and
         accounts payable                           6,773            47,567
 Net Cash (Used in) Operating Activities           (1,000)          (34,140)

Cash Flows From Investing Activities:
  Purchase of treasury bill                             -           (99,651)
  Maturity of treasury bill                             -           101,000
 Net Cash Provided By Investing Activities              -             1,349

Cash Flows From Financing Activities:
  Issuance of stock, net of offering cost               -           242,060
  Dividends                                             -          (250,000)
  Loans from related parties                        1,000            40,828
 Net Cash Provided By Financing Activities          1,000            32,888

Increase in cash                                        -                97

Cash, beginning of period                              97                 -

Cash, end of period                            $       97        $       97

Interest paid                                  $        -        $        -

Income taxes paid                              $        -        $    3,129

The accompanying notes are an integral part of the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. On January 17, 1997, the Company signed a letter of intent to acquire all of the outstanding shares of Remarc International, Inc. ("Remarc") in exchange for approximately 37,375,000 restricted shares of the Company's Common Stock. Remarc, based in Tampa, Florida, was formed for the purpose of researching, developing, financing and conducting shipwreck projects on a worldwide basis. The closing of this transaction is subject to the execution of a definitive agreement and the approval of the directors of each company. Management expects to close this transaction during August 1997.

Item 6.   Exhibits and Reports on Form 8-K.  None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIVERSAL CAPITAL CORPORATION

                                   By /s/ Timothy J. Brasel
                                      Timothy J. Brasel, President
Date: August 4, 1997
                                7