Form 10QSB
period 1997-08-31
UNIVERSAL CAPITAL CORP
filed 1997-10-20
CIK 798528

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1997

                     Commission File Number 0-26136

                    ODYSSEY MARINE EXPLORATION, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

          Nevada                                               84-1018684
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

           3507 Frontage Road, Suite 100, Tampa, Florida 33607
           --------------------------------------------------
                (Address of principal executive offices)

                            (813) 282-0855
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     [ X ] Yes        (   ] No

As of August 31, 1997, Registrant had 10,105,000 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format:  Yes [  }     No [ X ]

                                   INDEX
                                                                  Page
                                                                 Number
PART I. FINANCIAL INFORMATION
        Consolidated Balance Sheets - February 28, 1997
        and August 31, 1997(Unaudited)...................       3 - 4

        Consolidated Statements of Operations, Three
        Months Ended August 31, 1997(Unaudited)and
        August 31, 1996 (Unaudited)......................           5

        Consolidated Statements of Operations, Six
        Months Ended August 31, 1997(Unaudited)and
        August 31, 1996(Unaudited)and from May 20,1994
        (Date of Inception) through August 31, 1997
        (Unaudited)......................................           6

        Consolidated Statements of Cash Flows, Six
        Months Ended August 31, 1997(Unaudited)and
        August 31, 1996(Unaudited) and from May 20,1994
        (Date of Inception) through August 31, 1997
        (Unaudited)......................................           7

        Notes to Consolidated Financial Statements.......       9 - 11

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of
        Operations.......................................           12

PART II.OTHER INFORMATION                                           14
        Item 1.  Legal Proceedings.......................           14
        Item 2.  Change in Securities....................           14
        Item 3.  Defaults Upon Senior Securities.........           14
        Item 4.  Submission of Matters to a Vote
                 of Security Holders.....................           14
        Item 5.  Other Information.......................           15
        Item 6.  Exhibits and Reports on Form 8-K........           15

        ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                    (Unaudited)
                                          August 31       February 28
                                          1997            1997
                                          ------------    ------------
CURRENT ASSETS
      Cash                                $    43,129     $     1,861
      Expense reimbursement receivable, net
         of allowance for doubtful account
         of $120,274 and $101,258,
         respectively                              61               -
      Marketable securities                    24,500          12,500
      Advances                                      -          17,044
                                          ------------    ------------
            Total current assets               67,690          31,405
                                          ------------    ------------
PROPERTY AND EQUIPMENT
      Office Equipment                         28,848          10,654
      Accumulated depreciation                 (4,868)         (2,168)
                                          ------------    ------------
                                               23,980           8,486
OTHER ASSETS
      Organization costs, net of
        accumulated amortization of
        $2,199 and $2,066 respectively          1,401           1,800
      Deposits                                    977               -
                                          ------------    ------------
            Total other assets                  2,378           1,800
                                          ------------    ------------
TOTAL ASSETS                              $    94,048     $    41,691
                                          ------------    ------------

           ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                         (Unaudited)
                                          August 31       February 28
                                          1997            1997
                                          ------------    ------------
CURRENT LIABILITIES
      Accounts payable                    $     1,764     $     7,233
      Accrued expenses                        136,826         366,819
      Notes payable                            52,479         145,000
      Notes payable to related parties              -         300,000
                                          ------------    ------------
            Total current liabilities         191,069         819,052
                                          ------------    ------------
STOCKHOLDERS' EQUITY

      Preferred stock - .0001 par value
      10,000,000 shares authorized;
      no shares issued and or outstanding
      Common stock - .0001 par value;
      100,000,000 shares authorized;
      10,105,000 and 7,468,900 shares
      issued and outstanding                    1,010             747
      Additional paid-in capital            2,206,622       1,026,503
      Accumulated unrealized loss
         in investment                        (27,500)        (27,500)
      Excess of expenses over revenues
         during development stage          (2,277,153)     (1,777,111)
                                          ------------    ------------
            Total Stockholders' equity        (97,021)       (777,361)

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $    94,048     $    41,691
                                          ------------    ------------
                                          ------------    ------------

           ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                          Three Months    Three Months
                                          Ended           Ended
                                          August 31       August 31
                                          1997            1996
                                          ------------    ------------
REVENUES                                  $         -     $         -

OPERATING EXPENSES
  Consulting                                    9,440          35,355
  Project expense                               1,875           7,735
  Research                                      6,174          18,686
                                          ------------    ------------
  Total Operating Expenses                     17,489          61,776

GENERAL AND ADMINISTRATIVE
  EXPENSES                                    234,276          77,440
                                          ------------    ------------

(LOSS) FROM OPERATIONS                       (251,765)       (139,216)
                                          ------------    ------------
                                          ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                            (79,587)              -
  Other                                         9,281               -
                                          ------------    ------------
  Total other income (expense)                (70,306)              -

NET (LOSS)                                $  (322,071)       (139,216)
                                          ------------    ------------
                                          ------------    ------------
(LOSS PER SHARE)                          $     (0.04)    $     (0.02)
                                          ------------    ------------
Weighted average number of
common shares and common shares
equivalents outstanding.                     7,647,024      6,368,782
                                          -------------   ------------

           ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                                                            From May 20,
                                                            1994 (Date of
                                Six Months   Six Months     inception)
                                Ended        Ended          through
                                August 31    August 31      August 31
                                1997         1996           1997
                                ------------  ------------  ------------
REVENUES                        $         -   $         -   $         -

OPERATING EXPENSES
  Consulting                         18,900        71,701       249,901
  Project expense                    44,388         7,735       598,951
  Research                           15,493        24,537       202,124
                                ------------  ------------  ------------
  Total Operating Expenses           78,781       103,973     1,050,976

GENERAL AND ADMINISTRATIVE
  EXPENSES                          357,509       168,368     1,147,043
                                ------------  ------------  ------------
(LOSS) FROM OPERATIONS             (436,290)     (227,341)   (2,198,019)
                                ------------  ------------  ------------
                                ------------  ------------  ------------
OTHER INCOME (EXPENSE)
  Interest expense                  (94,768)            -      (110,088)
  Other                              31,016         2,468        30,954
                                ------------  ------------  ------------
  Total other income (expense)      (63,752)        2,468       (79,134)

NET(LOSS)                       $  (500,042)  $  (269,873)  $(2,277,153)
                                ------------  ------------  ------------
                                ------------  ------------  ------------
(LOSS PER SHARE)                $     (0.07)  $     (0.06)  $     (0.30)
                                ------------  ------------  ------------
Weighted average number of
common shares and common shares
equivalents outstanding.           7,647,024     6,368,782    7,647,024
                                ------------  ------------  ------------

            ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                        STATEMENTS OF CASH FLOWS
                                                            From May 20
                                                            1994 (Date of
                                Six Months    Six Months    inception)
                                Ended         Ended         through
                                August 31     August 31     August 31
                                1997          1996          1997
                                ------------  ------------  ------------
Cash Flows from Operating
Activities:
 Net ( Loss)                    $  (500,042)  $  (269,873)  $(2,277,153)
Adjustments to reconcile
net loss to net Cash used
by operating activities:
 Depreciation                         2,699           863         4,867
 Amortization                           399           400         2,598
 Common stock issued for services     8,750             -       424,500
 Marketable security received
      against other income          (12,000)            -       (12,000)
 (Increase) decrease in:
      Advances and Deposits          16,067        (3,839)         (977)
      Accounts receivable               (61)            -           (61)
      Organizational costs                -             -        (3,999)
 Increase (decrease) in:
      Accounts payable               (5,469)            -         1,764
      Accrued expenses               93,618       204,049       460,437
                                ------------  ------------  ------------
 Net Cash generated (used)
 by operating activities        $  (396,039)  $   (68,400)  $(1,400,024)
                                ------------  ------------  ------------
Cash Flows from Investing
Activities:
 Purchase of property and
 equipment                      $   (18,193)  $         -  $   (28,847)
                                ------------  ------------  ------------
Net Cash provided (used)
by investing activities         $   (18,193)            -   $   (28,847)
                                ------------  ------------  ------------
Cash Flows from Financing
Activities:
 Proceeds from
  loans from related parties        201,000             -       401,000
  loans from others                 272,000             -       517,000
  issuance of common stock            2,500        70,500       506,500
  issuance of RPC                         -             -        67,500
 Repayment of loans                 (20,000)            -       (20,000)
                                ------------  ------------  ------------
Net Cash provided (used) by
financing activities                455,500        70,500     1,472,000
                                ------------  ------------  ------------
NET INCREASE(DECREASE)IN CASH
AND CASH EQUIVALENT                  41,268         2,100        43,129

CASH AND CASH EQUIVALENT
BEGINNING OF PERIOD                   1,861        25,904             -
                                ------------  ------------  ------------
CASH AND CASH EQUIVALENT
END OF PERIOD                   $    43,129        25,004   $    43,129

Summary of significant non cash transactions

During the first six months of 1997 several debt holders converted their debt to stock. A summary of the debt converted to stock is as follows:

                                                     Common
                                             Amount          Shares
                                          ------------    -----------
Accrued expenses                          $   216,500         597,266
Accrued interest - related                     40,508          78,233
Accrued interest - other                       45,546          87,960
Notes payable - related                       410,918         793,619
Notes payable - other                         455,659         880,039
                                          ------------    -----------
                                          $ 1,169,131       2,437,117

The Company issued 14,969 shares to three individuals for project related services valued at $8,750.

The Company issued a total of 7,475,000 shares to the stockholders of Remarc International, Inc.("Remarc")for 100% of Remarc's outstanding common stock in a reverse acquisition. The Company also issued 80,000 shares for a finders fee related to the reverse acquisition, and 100,000 shares for consulting services.

During the first six months of 1996, there were no significant non cash transactions.

            ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                         AUGUST 31, 1997(Unaudited)

NOTE 1 ORGANIZATION AND BUSINESS

ORGANIZATION

Odyssey Marine Exploration, Inc. was incorporated March 5, 1986 as a Colorado corporation named Universal Capital Corporation, Inc. On August 8, 1997 Odyssey Marine Exploration, Inc.(the "Company"), completed the acquisition of 100% of the outstanding common stock of Remarc International, Inc.("Remarc") in exchange for the Company's common stock in a reverse acquisition. On September 7, 1997, the Company's domicile was changed to Nevada and the name was changed to Odyssey Marine Exploration, Inc.

BUSINESS ACTIVITY

Odyssey Marine Exploration, Inc. (the "Company")through the reverse acquisition of Remarc International, Inc. is engaged in the business of researching, developing, financing and marketing of shipwreck projects on a worldwide basis. The corporate headquarters are located in Tampa, Florida.

The Company has not generated any revenue to date and is considered to be in the development stage.

NOTE 2  REVERSE ACQUISITION

On August 8, 1997 Odyssey Marine Exploration, Inc.(the "Company"), completed the acquisition of 100% of the outstanding common stock of Remarc
International, Inc.("Remarc") in exchange for the Company's common stock. The Company issued a total of 7,475,000 shares of its Common Stock to the shareholders of Remarc at closing, pursuant to a Share Exchange Agreement between the Company and Remarc.

For accounting purposes the acquisition has been treated as a recapitalization of Remarc with Remarc as the acquirer(reverse acquisition). The historical financial statements prior to August 8, 1997 are those of Remarc. Historical stockholders' equity of Remarc, the acquirer, has been restated for the equivalent number of shares received in the merger after giving effect to any differences in par value of the stock of Remarc and the Company's stock with an offset to paid-in capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Information Statement filed on Form 8-K on August 25, 1997 and any subsequent amendments thereto.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of August 31, 1997, results of operations, and cash flows for the interim periods presented. Operating results for the six months ended August 31, 1997, are not necessarily indicative of the results that may be expected for the year ended February 28, 1998.

BASIS OF PRESENTATION

The accompanying financial statements were prepared using the accrual basis of accounting in accordance with generally accepted accounting principles.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

REVENUE RECOGNITION

Although the Company has not generated any revenues to date, marketing of the artifacts, replicas and ancillary products will be recognized on the point of sale method.

CASH EQUIVALENTS

Cash equivalents include cash on hand and cash in banks. The Company also considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES

The securities are deemed available-for-sale and therefore are carried at fair value. Unrealized losses on these securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity.

DEPRECIATION

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets' estimated useful lives.

INVESTMENT IN AFFILIATE

The Company owns 24% of, the Common Voting Stock and 50% of the Preferred Non-Voting Stock of Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar). Pesqamar, a Brazilian S/A, was formed to research, locate and salvage a shipwreck. In August of 1995, Pesqamar and Salvanav S.A., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS now conducts all operations on the shipwreck project. During 1996, the Company signed an agreement with CONPAS to provide the financing for the search phase of the shipwreck project in exchange for thirty percent of any gross proceeds. In addition, the Company owns the right to finance the recovery phase of the project for an additional twenty percent of the gross proceeds.

The Company is responsible for 100% of all search phase expenses. These expenses have been charged to operations as project expenses, therefore no investment in Pesqamar is reflected in these financial statements.

The Company, along with another investor in Pesqamar, is responsible for administrative costs. The Company paid for all these expenses and invoiced $120,274 for expense reimbursement from the other investor. The Company has provided a 100% provision for doubtful accounts due to the financial condition of the other investor.

ORGANIZATION COSTS

Organization costs are being amortized over a period of 60 months from the date business began.

LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period.

INCOME TAXES

The Company provides for deferred income taxes resulting from the timing differences in reporting income and expenses for financial statement purposes compared to the method of reporting for income tax purposes. No deferred income taxes are reflected in the accompanying financial statements due to the Company's losses from operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1996

The net loss for the three months to August 31, 1997 was $322,071 compared to a loss of $139,216 in the corresponding quarter of 1996.

The Company did not generate revenue during either the current or comparative period, as all of the Company's potential shipwreck projects are in the development stage and no revenues from operations are expected until after artifacts are recovered or other marketing opportunities are developed.

Total expenses of $322,071 were incurred in the second quarter of 1997, compared to $139,216 in the equivalent period in 1996. Operating expenses were $17,489 in the second quarter of 1997 compared to $61,776 in the equivalent quarter in 1996. There was an increase in general and administrative expense to $234,276 during the 1997 quarter from $77,440 in the 1996 quarter. This resulted in the loss from operations being higher at $251,765 in 1997 compared to $139,216 in 1996.

The decrease in the Company's cost of operations consisted of a reduction in Consulting and Research expenses (to $15,614 from $54,041), accompanied by a decrease in project expenses of $5,860 for the quarter ending August 31, 1997 as compared to the second quarter in 1996. This was due to the Company's decreased efforts to research potential shipwreck projects during the six month period ending August 31, 1997, compared to the same period during 1996 when researchers and consultants were being employed for different phases of project development.

General and Administrative costs increased by $156,837 to $234,276 for the quarter ending August 31, 1997 as compared to $77,440 during the same period of 1996. Major components of this increase were for accounting, up $23,552, due to the requirement for an independent financial audit during the 1997 quarter while no such cost was borne for the prior period. This expense will be required in the future during the first and second quarters. Travel expense increased by $11,381 as the Company prepared for operations in Brazil. Payroll expense was $16,281 higher during the 1997 quarter due to hiring a full time controller. Rent expense was up by $7,367 due to the Company leasing a headquarters for it's operations. Legal expenses increased by $74,175 primarily due to the reverse acquisition of Universal Capital Corporation. The Company also provided $9,281 for the doubtful nature of an account receivable while no such cost occurred during the 1996 period.

Other Income and Expense provided a loss of $70,306 during the three months ended August 31, 1997 due to interest expense of $79,587 being offset by a charge for reimbursement of project expense of $9,281. The collectibility of the reimbursement expense was subsequently provided for as a doubtful account.

SIX MONTHS ENDED AUGUST 31, 1997 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1996

The net loss for the six months to August 31, 1997 was $500,042 compared to a loss of $269,873 in the corresponding quarter of 1996.

The Company did not generate revenue during either the current or comparative period, as all of the Company's potential shipwreck projects are in the development stage and no revenues from operations are expected until after artifacts are recovered or other marketing opportunities are developed.

Total expenses of $500,042 were incurred in the six month period ended August 31, 1997, compared to $269,873 in the equivalent period in 1996. Operating expenses were $78,781 in the six month period of 1997 compared to $103,973 in the equivalent period in 1996. There was an increase in general and administrative expense to $357,509 during the 1997 period from $168,368 in the 1996 period. This resulted in the loss from operations being higher at $439,290 in 1997 compared to $272,341 in 1996.

The decrease in the Company's cost of operations resulted from a reduction in Consulting and Research expenses of $61,845(to $34,393 from $96,238), accompanied by and increase in project expenses of $36,653 for the period ending August 31, 1997 as compared to the equivalent period in 1996. These changes resulted from the down scaling of the employment of independent researchers and consultants during the six months ending August 31, 1997 compared to the prior period in 1996 when the company focused heavily on the development of potential future shipwreck projects. Project expenses were up during the six month period in 1997, as the Company mobilized for a survey project in the Mediterranean Sea which was not undertaken.

General and Administrative costs increased by $189,141 to $357,509 for the six months ending August 31, 1997 as compared to $168,368 during the same period of 1996. Major components of this increase were for accounting, up $23,852, due to the requirement for an independent financial audit during the 1997 period while no such cost was borne for the prior period. This expense will be required in the future during the first and second quarters. Travel expense increased by $9,856 as the Company prepared for operations in Brazil. Payroll expense was $25,079 higher during the 1997 period due to hiring a full time controller. Rent expense was up by $12,188 due to the Company leasing a headquarters for it's operations April 1, 1997. Legal expenses increased by $74,573 primarily due to the reverse acquisition of Universal Capital Corporation. The Company also provided $19,016 for the doubtful nature of an account receivable while no such cost occurred during the 1996 period.

Other Income and Expense provided a loss of $63,752 during the six months ended August 31, 1997 due to interest expense of $94,768 being offset by a charge for reimbursement of project expense of $31,016. During the equivalent period ending August 31, 1996 the Company had no such expense and received reimbursement of $2,468.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was a negative $123,379 at August 31, 1997 as compared to a negative $787,647 at February 28, 1997. Although the Company had a net loss of $500,042 during the six months ended August 31, 1997, the Company's working capital improved because $1,169,131 of short term debt and accrued expenses was converted into equity.

The Company needs to raise additional financing to fund its operations. Management intends to raise funds for the financing of current operations in addition to future shipwreck projects through private placement offerings of debt and/or equity. Management feels that it will be able to raise funds through these offerings until such time as recoveries or marketing opportunities enable it to achieve profitability.

The Company has no commitments for capital expenditures.

                   PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities

          On August 8, 1997 the Company issued 7,475,000 shares (post-split) of its common stock to the shareholders of ReMarc International, Inc. ("Remarc") in connection with the acquisition of 100% of the outstanding shares of Remarc. With respect to this transaction, the Company relied on
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. Each Remarc shareholder was provided with information on the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 506. Each Remarc shareholder signed a Letter of Acceptance in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

          In connection with the closing of the transaction with Remarc, the Company also issued 80,000 shares of common stock to Bleu Ridge Consultants, Inc. ("Bleu Ridge") as a finders fee and 100,000 shares to Timothy Brasel ("Brasel") for consulting services. Brasel, who beneficially owns the shares issued to Bleu Ridge, was the former President and sole director of Universal. The shares issued to Bleu Ridge and Brasel were issued in reliance upon the exemption provided by Section 4(2) of the Act. The certificates representing such shares bear the appropriate restrictive legend and stop transfer orders were issued to the transfer agent.

          On August 31, 1997 the Company issued a total 1,839,851 shares (post-split) to 20 persons who elected to convert outstanding promissory notes and accrued interest into common stock. 19 of these persons were accredited investors and each person signed an Election to Convert in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The shares of the Company's common stock which were issued pursuant to this transaction were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The persons to whom such securities were issued in connection with the conversion of their promissory notes made an informed investment decision and had access to material information regarding the Company. The Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the Company's common stock in connection with this transaction. The certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          A special meeting of shareholders of the Company was held on September 8, 1997 to approve the following: (1) A proposed reverse split of the outstanding shares of the Company's Common Stock of 1 for 5; (2) Merging with a newly-formed Nevada subsidiary for the purpose of changing the Company's domicile from Colorado to Nevada, authorizing 10,000,000 shares of $.0001 par value preferred stock and changing the name to Odyssey Marine Exploration, Inc.; and (3) The Company's Stock Option Plan.

         The following table sets forth the number of votes cast for each matter. There were no abstentions or broker non-votes.
                                                                Votes
                                                  Votes For    Against
                                                  ----------   -------
          1.   Approval of reverse split          28,381,852      0
          2.   Approval of Plan of Merger
               with Nevada subsidiary             28,381,852      0
          3.   Approval of Stock Option Plan      28,381,852      0

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated August 8, 1997 which reported on Items 1,2,7,8 and 9.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ODYSSEY MARINE EXPLORATION, INC.

                                   By/s/ John Morris
                                      John Morris, President
Date: October 20, 1997