Form 10QSB
period 1997-11-30
ODYSSEY MARINE EXPLORATION INC
filed 1998-01-20
CIK 798528

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 1997

                        Commission File Number 0-26136

                       ODYSSEY MARINE EXPLORATION, INC.
                  (Formerly Universal Capital Corporation)
  --------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Nevada                                84-1018684
  ----------------------------------           ----------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                identification No.)

           3507 Frontage Road, Suite 100, Tampa, Florida 33607
          -----------------------------------------------------
                 (Address of principal executive offices)

                              (813) 282-0855
          -----------------------------------------------------
           (Registrants telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ]  Yes          [   ]  No

As of November 30, 1997, the Registrant had 10,105,000 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                               INDEX

Part I: Financial Information................................Page No.

Item 1. Financial Statements:

        Consolidated Balance Sheets - February 28, 1997
        and November 30, 1997(Unaudited)...................      3 - 4

        Consolidated Statements of  Operations, Three
        Months Ended November 30, 1997(Unaudited)and
        November 30, 1996 (Unaudited)......................          5

        Consolidated Statements of  Operations, Nine
        Months Ended November 30, 1997(Unaudited)and
        November 30, 1996(Unaudited)and from May 20,1994
        (Date of Inception) through November 30, 1997
        (Unaudited)......................................            6

        Consolidated Statement of Cash Flows, Nine
        Months Ended November 30, 1997(Unaudited)and
        November 30, 1996(Unaudited) and from May 20,1994
        (Date of Inception) through November 30, 1997
        (Unaudited)......................................            7

        Notes to Consolidated Financial Statements.......       9 - 11

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....           11

Part II:Other Information................................           14

        Item 1.  Legal Proceedings.......................           14

        Item 2.  Change in Securities....................           14

        Item 3.  Defaults Upon Senior Securities.........           14

        Item 4.  Submission of Matters to a Vote
                 of Security Holders.....................           14

        Item 5.  Other Information.......................           14

        Item 6.  Exhibits and Reports on Form 8-K........           14

             ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

ASSETS                                         (Unaudited)
                                               November 30     February 28
                                                  1997            1997
                                               ------------    ------------
CURRENT ASSETS
      Cash                                     $    12,214     $     1,861
      Expense reimbursement receivable, net
         of allowance for doubtful account
         of $135,664 and $101,258,
         respectively                                   61               -
      Marketable securities                         12,500          12,500
      Advances                                       6,749          17,044
                                               -----------     -----------
            Total current assets                    32,524          31,405
                                               -----------     -----------
PROPERTY AND EQUIPMENT
      Equipment                                     97,994          10,654
      Accumulated depreciation                      (9,607)         (2,168)
                                               -----------     -----------
                                                    88,387           8,486
OTHER ASSETS
      Organization costs, net of
        accumulated amortization of
        $2,797 and $2,199 respectively               1,202           1,800
      Deposits                                         977               -
      Other securities                              12,000               -
                                               -----------     -----------
            Total other assets                      14,179           1,800
                                               -----------     -----------
TOTAL ASSETS                                   $   134,090     $    41,691
                                               -----------     -----------
See Notes to Financial Statements.

           ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY           (Unaudited)
                                               November 30    February 28
                                                  1997           1997
                                               -----------    -----------
CURRENT LIABILITIES
      Accounts payable                         $    17,639    $     7,233
      Accrued expenses                             229,239        366,819
      Notes payable                                 25,000        145,000
      Notes payable to related parties             243,479        300,000
                                               -----------    -----------
            Total current liabilities              515,357        819,052
                                               -----------    -----------
STOCKHOLDERS' EQUITY

      Preferred stock - .0001 par value
      10,000,000 shares authorized;
      no shares issued and or outstanding
      Common stock - .0001 par value;
      100,000,000 shares authorized;
      10,104,840 and 7,468,900 shares
      issued and outstanding                         1,010            747
      Additional paid-in capital                 2,206,622      1,026,503
      Accumulated unrealized loss
         in investment                             (27,500)       (27,500)
      Excess of expenses over revenues
         during development stage               (2,561,399)    (1,777,111)
                                               -----------     ----------
            Total Stockholders' equity            (381,267)      (777,361)

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY       $   134,090     $   41,691
                                               -----------     ----------
                                               -----------     ----------
See Notes to Financial Statements.

           ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                          Three Months    Three Months
                                          Ended           Ended
                                          November 30,    November 30,
                                          1997            1996
                                          ------------    -----------
REVENUES                                  $     6,750     $         -
OPERATING EXPENSES
  Consulting                                    3,500          37,525
  Project expense                             115,546         502,195
  Research                                      2,571          13,191
                                          -----------     -----------
  Total Operating Expenses                    121,617         552,911

GENERAL AND ADMINISTRATIVE
  EXPENSES                                    183,434         161,361
                                          -----------     -----------

(LOSS) FROM OPERATIONS                       (298,301)       (714,272)
                                          -----------     -----------
                                          -----------     -----------
OTHER INCOME (EXPENSE)
  Interest expense                             (5,355)              -
  Other                                        19,470               -
                                          -----------     -----------
  Total other income (expense)                 14,115               -

NET (LOSS)                                $  (284,185)       (714,272)
                                          -----------     -----------
                                          -----------     -----------
(LOSS PER SHARE)                          $     (0.03)    $     (0.11)
                                          -----------     -----------
Weighted average number of
common shares and common shares
equivalents outstanding.                     8,292,519      6,522,525
                                          ------------    -----------
See Notes to Financial Statements.

           ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)
                                                            From May 20,
                                                            1994(Date of
                                Nine Months  Nine Months    inception)
                                Ended        Ended          through
                                November 30  November 30    November 30
                                1997         1996           1997
                                ------------  ------------  ------------
REVENUES                        $     6,750   $         -   $     6,750
OPERATING EXPENSES
  Consulting                         22,400       109,226       253,401
  Project expense                   159,934       509,930       714,497
  Research                           18,064        37,728       204,695
                                -----------   -----------   -----------
  Total Operating Expenses          200,398       656,884     1,172,593

GENERAL AND ADMINISTRATIVE
  EXPENSES                          541,003       329,730     1,330,537
                                -----------   -----------   -----------

(LOSS) FROM OPERATIONS             (734,651)     (986,614)   (2,496,380)
                                -----------   -----------   -----------
                                -----------   -----------   -----------

OTHER INCOME (EXPENSE)
  Interest expense                 (100,123)            -      (115,443)
  Other                              50,486         2,468        50,424
                                -----------   -----------   -----------
  Total other income (expense)      (49,637)        2,468       (65,019)

NET(LOSS)                       $  (784,288)  $  (984,146)  $(2,561,399)
                                -----------   -----------   -----------
                                -----------   -----------   -----------
(LOSS PER SHARE)                $     (0.09)  $     (0.15)  $     (0.31)
                                -----------   -----------   -----------
Weighted average number of
common shares and common shares
equivalents outstanding.          8,292,519      6,522,525    8,292,519
                                -----------   ------------  -----------
See Notes to Financial Statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                        STATEMENT OF CASH FLOWS
                                                            From May 20
                                                            1994(Date of
                                Nine Months   Nine Months   inception)
                                Ended         Ended         through
                                November 30   November 30   November 30
                                1997          1996          1997
                                ------------  ------------  ------------
Cash Flows from Operating
Activities:
 Net ( Loss)                    $  (784,288)  $  (984,146)  $(2,561,399)
Adjustments to reconcile
net loss to net Cash used
by operating activities :
 Depreciation                         7,439         1,295         9,607
 Amortization                           598           600         2,797
 Common stock issued for services     8,750        50,000       424,500
 Securities received
      against other income          (12,000)            -       (12,000)
 (Increase) decrease in:
      Advances and Deposits           9,317         8,504        (7,727)
      Accounts receivable               (61)            -           (61)
      Organizational costs                -             -        (3,999)
 Increase (decrease) in:
      Accounts payable               10,407             -        17,640
      Accrued expenses              186,031       304,576       552,850
                                -----------   -----------   -----------
 Net Cash generated (used)
 by operating activities        $  (573,807)  $  (619,171)  $(1,577,792)
                                -----------   -----------   -----------
Cash Flows from Investing
Activities:
 Purchase of property and
 equipment                      $   (87,340)  $      (587)  $   (97,994)
                                -----------   -----------   -----------
Net Cash provided (used)
by investing activities         $   (87,340)         (587)  $   (97,994)
                                -----------   -----------   -----------
Cash Flows from Financing
Activities:
 Proceeds from
  loans from related parties        392,000       300,000       592,000
  loans from others                 297,000       100,000       542,000
  issuance of common stock            2,500       196,500       506,500
  issuance of RPC                         -             -        67,500
 Repayment of loans                 (20,000)            -       (20,000)
                                -----------   -----------   -----------
Net Cash provided (used) by
financing activities                671,500       596,500     1,688,000
                                -----------   -----------   -----------
See Notes to Financial Statements.

NET INCREASE(DECREASE)IN CASH
AND CASH EQUIVALENT                  10,353       (23,258)       12,214

CASH AND CASH EQUIVALENT
BEGINNING OF PERIOD                   1,861        25,904             -
                                -----------   -----------   -----------
CASH AND CASH EQUIVALENT
END OF PERIOD                   $    12,214         2,646   $    12,214
                                -----------   -----------   -----------

Summary of significant non cash transactions

During the first nine months of 1997 several debt holders converted their debt to stock. A summary of the debt converted to stock is as follows:

                                                     Common
                                              Amount         Shares
                                          -----------     -----------
Accrued expenses                          $   216,500         597,266
Accrued interest - related                     40,508          78,233
Accrued interest - other                       45,546          87,960
Notes payable - related                       410,918         793,619
Notes payable - other                         455,659         880,039
                                          -----------     -----------
                                          $ 1,169,131       2,437,117

The Company issued 14,969 shares to three individuals for project related services valued at $8,750.

The Company issued a total of 7,500,000 shares to the stockholders of Remarc International, Inc. ("Remarc") for 100% of Remarc's outstanding common stock in a reverse acquisition. The Company also issued 180,000 shares for consulting services related to the reverse acquisition.

During the first nine months of 1996, there were no significant non cash transactions.

See Notes to Financial Statements.

            ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                        NOVEMBER 30, 1997 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

ORGANIZATION

Odyssey Marine Exploration, Inc. was incorporated March 5th 1986 as a Colorado corporation named Universal Capital Corporation, Inc. On August 8, 1997 Odyssey Marine Exploration, Inc.(the "Company"), completed the acquisition of 100% of the outstanding common stock of Remarc International, Inc.("Remarc") in exchange for the Company's common stock in a reverse acquisition. On September 7, 1997, the Company's domicile was changed to Nevada and the name was changed to Odyssey Marine Exploration, Inc.

BUSINESS ACTIVITY

Odyssey Marine Exploration, Inc. (the "Company")through the reverse acquisition of Remarc International, Inc. is engaged in the business of researching, developing, financing and marketing of shipwreck projects on a worldwide basis. The corporate headquarters are located in Tampa, Florida.

The Company has generated minimal revenue to date and is considered to be in the development stage.

NOTE 2 - REVERSE ACQUISITION

On August 8, 1997 Odyssey Marine Exploration, Inc.(the "Company"), completed the acquisition of 100% of the outstanding common stock of Remarc
International, Inc. ("Remarc") in exchange for the Company's common stock. The Company issued a total of 7,500,000 shares of its Common Stock to the shareholders of Remarc at closing, pursuant to a Share Exchange Agreement between the Company and Remarc.

For accounting purposes the acquisition has been treated as a recapitalization of Remarc with Remarc as the acquirer(reverse acquisition). The historical financial statements prior to August 8, 1997 are those of Remarc. Historical stockholders' equity of Remarc, the acquirer, has been restated for the equivalent number of shares received in the merger after giving effect to any differences in par value of the stock of Remarc and the Company's stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Information Statement filed on Form 8-K on August 25, 1997 and the amendment thereto filed October 22, 1997.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of November 30, 1997, results of operations, and cash flows for the interim periods presented. Operating results for the nine months ended November 30, 1997, are not necessarily indicative of the results that may be expected for the year ended February 28, 1998.

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

INVESTMENT IN AFFILIATE

The Company owns 24% of the Common Voting Stock and 50% of the Preferred Non-Voting Stock of Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar). Pesqamar, a Brazilian S/A, was formed to research, locate and salvage a shipwreck. In August of 1995, Pesqamar and Salvanav Ltda., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS now conducts all operations on the shipwreck project. During 1996, the Company signed an agreement with CONPAS to provide the financing for the search phase of the shipwreck project in exchange for thirty percent of any gross proceeds. In addition, the Company has the right to finance the recovery phase of the project for an additional twenty percent of the gross proceeds.

The Company is responsible for 100% of all search phase expenses. These expenses have been charged to operations as project expenses, therefore no investment in Pesqamar is reflected in these financial statements.

The Company, along with another investor in Pesqamar, is responsible for administrative costs. The Company paid for all these expenses and invoiced $135,644 for expense reimbursement from the other investor. The Company has provided a 100% provision for doubtful accounts due to the financial condition of the other investor.

ORGANIZATION COSTS

Organization costs of the Company are being amortized over a period of 60 months from the date business began.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause results to differ materially from those projected in the forward-looking statements include: Uncertain Reliability of Data, Natural Hazards, Uncertain Title to Recovered Objects, Legal Claims by Others, Uncertain Market for Sale of Recovered Items, Theft and Piracy, competition, Dependence

Upon Management, Failure to Obtain Permits, Need for Additional Capital, Control by Existing Management or Principal Shareholders and Delay in Distribution or Sale of Recovered Objects.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996

The net loss for the three months to November 30, 1997 was $284,185 compared to a loss of $714,272 in the corresponding quarter of 1996.

The Company generated revenue of $6,750 during the current period as a commission on the lease of artifacts owned by others, while no revenue was earned during the comparative 1996 period . No significant revenues from operations are expected until after artifacts are recovered or other marketing opportunities are developed.

Total expenses of $290,935 were incurred in the third quarter of 1997, compared to $714,272 in the equivalent period in 1996. Operating expenses decreased to $121,617 in the third quarter of 1997, compared to $552,911 in the equivalent quarter in 1996. There was an increase in general and administrative expense to $183,434 during the 1997 quarter from $161,361 in the 1996 quarter. The Company's loss from operations decreased to $298,301 for the three months ending November 30, 1997 compared to $714,272 for the same period during 1996.

The Company's decrease in cost of operations for the quarter ending November 30, 1997, as compared to the third quarter in 1996, was due to a combination of a reduction in consulting and research expenses (to $6,071 from $50,716) associated with shipwreck project development, and a decrease in project expenses of $386,649 (to $115,546 from $502,195). The Company's project costs during the current quarter were related to Remote Operated Vehicle(ROV) video surveys conducted on one of the Company's projects utilizing a purchased ROV. During the equivalent period of 1996, the Company chartered a vessel, crew, and equipment to conduct sidescan survey work.

General and Administrative costs increased by $22,073 to $183,434 for the quarter ending November 30, 1997 as compared to $161,361 during the same period of 1996. Major components of this increase were for payroll expense(up $44,280), provision for bad debt(up $15,370), and rent expense(up $7,788). These increased payroll and rent expenses were associated with increased staffing and occupancy of the Company's new business offices. The bad debt provision is an offset to expense reimbursement billed to one of the Company's partners. These increases were partially offset by a decrease in costs of travel(down $15,658) and legal expenses(down $44,077). The large decrease in legal expense to $12,266 from $56,343 was primarily due to the Company having no such one time charge for legal expense during the 1997 quarter as was taken for legal representation on a foreign project during the quarter ending November 30, 1996. The 1997 expenses are indicative of estimated future legal costs associated with the Company's quarterly filings and review. It is also anticipated that additional legal costs will arise from project related activities, such as permitting, contracting, or shipwreck arrests.

The gain in other income and expense of $14,115 during the three months ended November 30, 1997 was due to interest expense of $5,355 being offset by a charge for reimbursement of project expense of $19,470. The collection of $15,370 of the reimbursement expense was subsequently provided for as a doubtful account.

NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1996

The net loss for the nine months to November 30, 1997 was $784,288 compared to a loss of $984,146 in the corresponding nine months of 1996.

The Company generated revenue of $6,750 during the first nine months of 1997 as a commission on the lease of artifacts owned by others, while no revenue was earned during the 1996 comparative period. No significant revenues from operations are expected until after artifacts are recovered or other marketing opportunities are developed.

Total expenses of $791,038 were incurred in the first nine months of 1997, compared to $984,146 in the equivalent period in 1996. Operating expenses were down $456,486 (to $200,398 from $656,884) for the nine months in 1997 compared to the equivalent nine months during 1996. General and administrative expense increased $211,273 to $541,003 during the 1997 period from $329,730 in the 1996 period. This resulted in the loss from operations being lower at $734,651 for the nine months ending November 30, 1997 compared to $986,614 for the same period during 1996.

The decrease in the Company's cost of operations resulted from a reduction in consulting and research expenses of $106,490(to $40,464 from $146,954), accompanied by a decrease in project expenses of $349,996(to $159,934 from $509,930) for the nine month period ending November 30, 1997 as compared to the equivalent period in 1996. These changes resulted from decreased utilization of researchers and consultants during the nine months ending November 30, 1997 compared to the prior period in 1996 when the company focused heavily on the development of potential future shipwreck projects. The decrease in project expenses during the nine month period in 1997 resulted from less expensive survey operations during the period than those which were performed during the nine months ending November 30, 1996.

General and Administrative costs increased by $211,273(to $541,003 from $329,730) for the nine months ending November 30, 1997 as compared to the same period of 1996. Accounting expense increased by $22,720, due to the requirement for an independent financial audit during the 1997 period while no such cost was borne for the prior period. The Company also provided $34,386 for the doubtful nature of an account receivable while no such cost occurred during the 1996 period. Payroll expense was $69,359 higher during the 1997 period due primarily to additional hiring. Rent expense was up by $19,976 due to the Company leasing a headquarters for it's operations April 1, 1997. Legal expenses increased by $30,497 primarily due to the reverse acquisition of Universal Capital Corporation. The increase in general office expenses of $16,298 during the nine months ending November 30, 1997 as compared to the equivalent period in 1996 was mainly due to expenses for phone and copier equipment, printing, postage, and supply expenses. Travel expense decreased by $5,802 (to $33,597 from $39,398) during the nine months ended November 30, 1997 compared to the same nine months of 1996.

A loss in other income and expense of $49,637 during the nine months ended November 30, 1997 was due to the combined effect of interest expense of $100,213 being offset by a charge for reimbursement of project expense of $50,486. During the equivalent period ending November 30, 1996 the Company had no such interest expense and received reimbursement of $2,468.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was a negative $483,833 at November 30, 1997 as compared to a negative $787,647 at February 28, 1997. Although the Company had a net loss of $784,288 during the nine months ended November 30, 1997, the Company's working capital improved because $1,169,131 of short term debt and accrued expenses was converted into equity. The Company then borrowed $191,000 from related parties and an additional $25,000 from an unrelated party to finance operating expenses.

The Company needs to raise additional financing to fund its operations. Management intends to raise funds for the financing of current operations in addition to future shipwreck projects through private or public offerings of debt and/or equity. However, there is no certainty that such efforts will be successful.

The Company has no commitments for capital expenditures.

                       PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.  None.

Item 2.      Changes in Securities.  None.

Item 3.      Defaults upon Senior Securities.  None.

Item 4.      Submission of Matters to a Vote of Security Holders.  None.

Item 5.      Other Information.  None.

Item 6.      Exhibits and Reports on Form 8-K.  None

                             SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ODYSSEY MARINE EXPLORATION, INC.

                              By/s/  John C. Morris
                                 John C. Morris, President
Date: January 20, 1998