Form 10KSB
period 1998-02-28
ODYSSEY MARINE EXPLORATION INC
filed 1998-05-29
CIK 798528

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended February 28, 1998

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

                              (813) 282-0855
          -----------------------------------------------------
           (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ]  Yes          [   ]  No

As of May 15, 1998, the Registrant had 10,294,999 shares of Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

ODYSSEY MARINE EXPLORATION, INC.

Odyssey Marine Exploration, Inc (the "Company"), formerly Universal Capital Corporation, is a development stage enterprise formed under the laws of the State of Colorado on March 5, 1986, to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On August 8, 1997, the Company acquired all of the issued and outstanding stock of Remarc International, Inc., a Delaware corporation ("Remarc"), in exchange for approximately 7,750,000 shares of its no par value Common Stock.

On August 15, 1997, the Company filed an Information Statement with the Securities and Exchange Commission, which announced the Company's intention to hold a Shareholder Meeting on September 8, 1997. The Shareholders were asked to consider the following measures: (i) change the name of corporation to Odyssey Marine Exploration; (ii) change the domicile of the corporation from Colorado to Nevada; (iii) reverse split the Common Stock 1:5, (iv) approve an Employee Stock Option Plan, and (v) authorize 10,000,000 shares of preferred stock. All of the above measures were approved by the Shareholders.

All financial information and share data in this Form 10-KSB give retroactive effect to this reverse split.

REMARC INTERNATIONAL, INC.

Remarc International, Inc. was formed May 26,1994 as a Colorado corporation for the purpose of engaging in the business of recovering and marketing artifacts and cargo from deepwater shipwrecks. On April 12, 1996, Remarc changed its domicile from Colorado to Delaware, and it is now a Delaware corporation.

Since its inception, Remarc has focused on researching, permitting and developing a number of shipwreck projects. Remarc currently has two projects, on which actual water operations have begun, and five other projects in various stages of development.

Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiary, Remarc.

The Company maintains a web site at www.shipwreck.net.

DESCRIPTION OF BUSINESS

GENERAL

The Company is engaged in the business of recovering the cargoes and artifacts from various shipwrecks and then producing revenue by marketing and displaying the cargoes, artifacts and replicas of the artifacts. The Company believes the shipwreck business can be broken down into six major component areas.

      A. Project Development: Research and Government Liaison
      B. Offshore Search Operations
      C. Offshore Recovery Operations

      D. Conservation and Documentation of Artifacts
      E. Sharing the Knowledge and the Artifacts with the Public
      F. Marketing the Artifacts, Replicas and Ancillary Products

A. PROJECT DEVELOPMENT: RESEARCH AND GOVERNMENT LIAISON.

The foundation for any shipwreck search and recovery expedition is the research behind the project. Not only is the research critical to evaluate the potential value, location and viability of finding a shipwreck, but it is necessary to establish the historical significance and the archaeological approach to the excavation that may be required.

The Company uses several outside shipwreck researchers to scout out potentially viable projects. Data from these researchers is brought in and checked against the Company's own database and resources, compared against information from other experts in the industry, then reviewed by a review board comprised of three outside directors and one executive officer, before further money is spent on the project.

Once a project looks promising, the next step is to develop a working relationship with the government or company that holds the rights to that shipwreck. Development of these relationships is often time-consuming and requires tremendous patience. Many foreign governments have had bad experiences with "treasure hunters" in the past and are wary and skeptical of any mention of shipwrecks.

In the case of shipwrecks that lie beyond any government's jurisdiction, how and where the artifacts or cargo from the shipwreck are brought ashore could determine whether the Company could even legally claim the cargo.

Once the Company is satisfied with the historical research and its legal rights to a specific shipwreck, the project will enter the next phase.

B. OFFSHORE SEARCH OPERATIONS.

Most offshore search operations will be conducted by first utilizing a side scan sonar to detect anomalies on the seabed. After one or more promising anomalies are located, a remotely operated vehicle ("ROV") will be deployed to inspect the anomaly.

ROV's can be equipped with a wide variety of tools enabling the operator to pick up samples, dredge or remove sand and/or overburden, take video footage or still photos and to acquire approximate measurements of the visible wreck site.

There are several companies such as Oceaneering International, Inc. and Comex S.A. which lease the vessels, equipment and personnel necessary to conduct offshore search operations. The Company intends to lease the necessary equipment and then retain its own project manager to insure quality control.

C. OFFSHORE RECOVERY OPERATIONS.

How a recovery operation will be conducted depends on a number of factors including the depth of the water, the age, condition, historical and archaeological importance of the wreckage, local weather and tidal conditions.

Once the decision has been made to recover a shipwreck, the Company will work with equipment contractors, archeologists and other interested parties to determine the most appropriate method of recovery.

D. CONSERVATION OF THE ARTIFACTS.

Conservation of artifacts has, during the past ten years, become a well-documented and organized function that can be undertaken efficiently by any number of professional organizations. The Company intends to contract these services on an "as-needed" basis when recovery operations are successful.

E. SHARING THE KNOWLEDGE OF THE ARTIFACTS WITH THE PUBLIC

The recent success of the movie Titanic, and the associated success of the sale of coal pieces from the shipwreck, books about the tragedy, and the incredible popularity of the artifact exhibit underscore the importance of the public's exposure to the excitement of shipwrecks. Any project undertaken by the Company will be augmented with a large-scale public awareness program that is dedicated to making the shipwreck a well-recognized household name.

The Company plans on using documentaries, movies, books and major Internet communication facilities to inundate media with the technical and historical stories that the public finds so interesting.

The heightened public awareness translates into brand equity in the shipwreck artifacts that management believes will significantly enhance their value and collectibility.

F. MARKETING THE ARTIFACTS, REPLICAS AND ANCILLARY PRODUCTS

In addition to marketing the results of the Company's own successful shipwreck recovery operations, groups that engage in joint ventures with the Company, or purchase data and/or projects from the Company, will require the same marketing services. The discovery and subsequent marketing of shipwrecks has been so infrequent in the past that the sales of these finds would have supported little more than a cottage industry, so the options available to these groups today are virtually non-existent.

With the discovery of the "Atocha" by Mel Fisher in the early 1980's, the perception of "Treasure Marketing" has begun to evolve into a serious and legitimate business. Estimates of the value of his find range from $100 million to $400 million, but the value of the publicity that surrounded the shipwreck, and it's translation into profits from books, replicas, museum exhibits and other ancillary activities could easily surpass that number eventually. It would be difficult to estimate the value of the attention in the media that has been devoted to Mr. Fisher and the Atocha. The results are obvious when you consider that a coin from the Atocha sells for approximately 5 to 6 times the amount that the same coin sells for if it wasn't recovered from that shipwreck.

There is a large gap between the traditional "Treasure Hunter's" resources to market their materials and the public's ability to access them. Because of the limited supply of artifacts, no single shipwreck find typically has enough profit potential to support a large-scale marketing plan.

Modern technology is changing this. The ability to find and recover valuable shipwrecks has seen a dramatic increase in the past few years. The Company believes that during the course of the next thirty years, most of the valuable shipwrecks in the world will probably be found. The ongoing support of shipwreck exploration depends on the development of a marketing pipeline between the shipwreck explorers and the public.

It is the Company's intention to offer services for marketing shipwreck artifacts, replicas and other products for all projects in which the Company is involved. In addition, we intend to offer these services to all other shipwreck projects that have been conducted with attention to the ethical considerations of the scientific, historical and archaeological communities. Since the Company believes the success or failure of any expedition depends as much on how it is marketed as any other single factor, the Company intends to devote significant resources to this segment of the business.

ACTIVE PROJECTS

The Company is currently working on seven projects, five of which are still in the Project Development Stage, and two that have moved into the Search and Identification Stage.

The "Concepcion Project" is an operation attempting to locate, identify, recover, conserve and market the cargo of a shipwreck that sank while carrying a large cargo of gold. Value estimates by Management for the Concepcion Project range from a gold bullion value of approximately 35 million dollars to a potential numismatic and collectors value of well over 100 million dollars. The offshore search phase of this project was commenced during October 1996. To date over 400 square miles have been surveyed with side scan sonar and ROV inspections have been conducted on approximately 20 sites. Due to the conditions observed with the ROV, a magnetometer survey was commenced on these sites during January 1998. The Company anticipates further side scan and ROV operations will be recommenced during October or November 1998 when the weather and sea conditions at the work site will improve.

The "Bethlehem Project" is a project being conducted as a joint venture with another salvage company. The expedition is an attempt to locate, identify, recover and market the cargo of the British East Indiaman. According to the available research, it was carrying approximately 350,000 silver coins when it sank. The Company has agreed to provide search financing in exchange for 50% of the gross recovery. The initial side scan survey was already completed and final location and recovery is expected to take place upon approval by the Government in whose environmentally sensitive waters the shipwreck lies. The value estimates by Management for this shipwreck range from $3.5 million to over $15 million.

The "Cambridge Project" (previously called the "Ark Royal Project") is an expedition to locate, recover and market the artifacts and cargo of a large colonial warship, lost in a severe storm in the 1600's. Based on research conducted by the Company, the Company's management believes that there is a high probability that the ship was carrying a cargo of coins with a potential numismatic value of between $200 and $500 million. This will depend on whether the specie referenced in research documents is gold or silver and its denomination and condition. The Company plans to begin the search phase of this project on or about July 1, 1998. Depending on the success of the search phase, an archeological recovery plan will be developed and recovery could begin before the end of the year.

The "Trieste Project" is an expedition to locate, recover, conserve and market the artifacts and cargo of a ship believed to have sunk while carrying a valuable cargo of ancient artifacts. The search phase will begin upon completion of financing. In the event the right shipwreck is located, the recovery should take place soon thereafter. The initial value estimates made by Management for this shipwreck range from $13 million to possibly over $50 million, depending on the condition of the artifacts and marketing. This shipwreck lies in international waters, and the Company is in the process of obtaining a legal opinion to ascertain whether any other parties may have potential claims.

The "Pittsburgh Project" is an expedition to locate a large ship with a cargo comprised of silver bullion, coins, diamonds, and the valuable property of a wealthy Asian nobleman. This shipwreck is in international waters, and the Company believes that the Company would become "salvor-in-possession" of the wreck if it were located. The Nobleman's property was not covered by an insurance policy according to the Company's research. This means that it may be subject to salvage law, which would typically give as much as 90% of the recovered value to the salvor. Management believes that the historical, artistic and provenance value of this cargo will make it very marketable. While it is impossible to predict what value may be received for this cargo, the Salvage Association estimates the current value in excess of $40 million.

The "London Project" is an expedition to locate an airplane that crashed carrying a cargo of gold bullion that Management believes would be worth approximately $3,700,000 today. The Company has negotiated an agreement with the former owner of the airline, which is negotiating with the insurance companies and the country in whose waters the airplane rests for rights to recover the plane and its cargo. The Company expects to receive approximately 50% of the net recovery. While not a large value recovery, the site of the loss is near the Trieste project site and is well enough documented that the plane could be located in a short period of time. If the plane is relatively intact, the recovery of the bullion could also be accomplished in a relatively short time.

The "Indian Project" is an expedition to recover the cargoes of a number of modern shipwrecks that were lost while carrying valuable cargoes. An agreement was negotiated that assigns the Company titles to the vessels which were lost in exchange for 10% of the net recovery to the owners. Management believes that the estimated gross recovery value from these vessels may be up to $70 million, depending on the cost of recovery. Because of the nature of the cargoes of these vessels, the recovered goods may be sold relatively quickly with minimal marketing expense. The final execution of this project depends on negotiating a salvage agreement with the government who is deemed to have control of these shipwrecks, if, indeed, any government has legal rights to them. The legal status of these shipwrecks is being investigated, and further work on the project is conditional upon the results of this investigation.

COMPETITION

The shipwreck business is broken into two primary areas: deep-water projects and shallow water projects. Traditionally, the shallow water business has comprised nearly 100% of the industry, primarily because the cost of entry is relatively low.

Many of the world's most famous recoveries were made with minimal investment. As a result, the lack of archaeological professionalism associated with these projects brought a tremendous amount of criticism from the archaeological community. While this didn't dampen the public's enthusiasm for these ventures, the resulting conflict with the archaeological and scientific community caused a great deal of wariness in government and bureaucratic circles. The net result was a burgeoning body of law designed to limit or prevent access to shipwrecks by these shallow water shipwreck explorers. Many of the countries that are richest in potential shipwreck projects have enacted legislation that prevents salvors or divers from even touching these sites.

In addition to these problems of working in shallow water, there are several other factors that make shallow water shipwreck projects more risky. They include:

      * Many competitors can afford to engage in shallow water projects.

      * Ease of pirates stealing artifacts from shallow water sites.
      * Possibility that the shipwrecks were already salvaged.
      * Probability that the site is scattered over a large area by waves and currents.
      * Difficulty of security when working with divers.
      * Problems extracting encrusted and coral-covered artifacts.

Deep-water shipwrecks, on the other hand, exhibit characteristics that make them much more suitable for legitimate commercial operations. They include:

      * It is usually easier to gain title to shipwrecks in international waters.
      * Depth is a barrier to all but well-funded commercial operations.
      * Deep shipwrecks tend to be in one capsule, perfect for archaeological excavation.
      * In water greater than 200 meters, there is typically little coral or encrustation.
      * Difficulty of access provides good site security.
      * Expense dictates that archaeologists can't reach sites without commercial help.
      * There is a high probability that shipwrecks have not been previously salvaged.
      * High cost creates need for professionalism in all commercial operations.
      * High tech nature of operation increases public interest.

For these reasons the Company has decided to concentrate on deep-water shipwreck projects. The Company is aware of the following five companies which are engaged in the deep water shipwreck business:

      * Deep Sea Research, Inc.
      * Columbus America Group
      * Seahawk Deep Ocean Technology, Inc.
      * Marex, Incorporated
      * RMS Titanic, Inc.

While each of these companies could be considered competitors, management does not believe that any of them are interested in any of the Company's current or planned projects.

There are also several companies engaged in deep-water oil exploration and seismic research. While these companies may own and operate the type of equipment necessary to locate and recover shipwrecks, the Company does not consider them to be competitors but rather suppliers.

The Company doesn't intend to compete directly with the companies which have devoted the resources to hardware and oceanographic equipment. Instead, the Company intends to form strategic relationships and joint ventures, which will allow the Company access to the necessary equipment on a case by case basis without the high cost of overhead and maintenance related to owning such equipment.

On the marketing side, there is a cottage industry of a few shops and small museums around the country that market shipwreck artifacts. However, there is one group, which has recently begun a pioneering effort in marketing shipwrecks. In spite of the fact that their business is less than two years old, they have developed a formula that seems to be working very well. They have developed a "Shipwreck Treasure Road Show" which has two components. First is a small display of valuable pieces from the Atocha and various other shipwrecks, which is advertised in the press as a "Mini-museum" free for the public to view. The second component is a large display of jewelry, artifacts, replicas, books and other items relating to shipwrecks. The exhibit typically comes to a town for 4 to 5 days, during which it is set up in one of the largest jewelry stores in that city. A major advertising campaign in the market is undertaken, and the public's response to date has been excellent.

While this group might be considered competition, they are currently viewed more as pioneers and potential marketing partners that have proven the public's acceptance on a wide scale shipwreck marketing program.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS.

To the extent that the Company engages in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, the Company must comply with applicable regulations and treaties. Prior to engaging in any project, the Company seeks legal advice to ascertain what effect this may have on the financial returns of the operation. This factor is taken into account in determining whether to proceed with the program as planned. In addition, there is currently an initiative being considered in the United Nations Educational, Scientific & Cultural Organization ("UNESCO") known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it would restrict access to historical shipwrecks throughout the world to the extent that it would require compliance with guidelines set forth by the International Council of Monuments and Sites (ICOMOS). These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines in all projects to which they are applicable. The article in the ICOMOS guideline, which may be problematic to the Company, is the requirement that items of cultural significance not be traded. The Company believes that the primary value of the cargoes it seeks is trade goods (such as coins, bullion and gems), and therefore the Company does not believe that these items constitute artifacts of cultural significance. Nevertheless, the Company believes that the proposed convention, if adopted, would significantly increase regulation of shipwreck recovery operations and result in higher costs.

Management does not believe that the Convention will be adopted, however, because the United States, Great Britain and several other critical countries have voiced their opposition to this initiative and stand ready to block its passage. In addition, an organization of professional shipwreck salvors has joined together as the Professional Shipwreck Explorer's Association, with the express intention of preventing adoption of this convention. The Company's management has been involved in a leadership role, and Greg Stemm is presently President of the organization.

COST OF ENVIRONMENTAL COMPLIANCE.

While offshore operations and the operation of vessels require compliance with numerous environmental regulations, the Company intends to lease or charter the necessary vessel and equipment thereby transferring the responsibility of environmental compliance to the equipment and vessel owners.

EMPLOYEES

The Company currently employees its three executive officers, on a full time basis and one person on a part time basis. In addition, the Company hires consultants from time to time to perform specific services.

RISK FACTORS

Shareholders or investors in shares of the Company's Common Stock should consider the following risk factors, in addition to other information in this
Report:

     1. SPECIAL RISKS OF THE BUSINESS. An investment in a business such as that of the Company should be considered extremely speculative and of exceptionally high risk. Although the Company has access to a substantial amount of research and data which has been compiled regarding its various projects, the quality and reliability of such research and data, like all research and data of its nature, is unknown. Even if the Company is able to plan and obtain permits for its various projects, there is a possibility that the shipwrecks may have been salvaged, or may not have had anything of value on board at the time of the sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that the Company's rights to the recovered objects will be challenged by others, including both private parties and governmental entities, asserting conflicting claims. Finally, even if the Company is successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale as the market for such objects is very uncertain.

     2. UNCERTAIN RELIABILITY OF RESEARCH AND DATA. The success of a shipwreck project will be dependent to a substantial degree upon the research and data assimilated by the Company. By its very nature, however, all such research and data regarding shipwrecks, such as those sought by the Company, is imprecise, incomplete and unreliable as it is often composed of or effected by numerous assumptions, rumors, "legends", historical and scientific inaccuracies and inaccurate interpretations which have become a part of such research and data over time.

     3.   DEPENDENCE ON OTHERS FOR LOCATION AND RECOVERY OF WRECKSITES.
While the Company plans to contract with other parties who will be responsible for the location and recovery of shipwrecks, it is possible that the primary responsibility for such location and recovery may fall directly upon the Company. While Mr. Morris and Mr. Stemm have experience in the location and recovery of shipwrecks, the Company does not currently own the equipment or employ the personnel that may be necessary for this type of work. Whenever the primary responsibility for search and recovery operations fall upon the Company, it will be required to contract with others to supply personnel and equipment to complete the project. There can be no assurance that financing or third party contracts will be available to the Company. The availability of specialized recovery equipment may present a problem, and the cost of obtaining the use of such equipment to conduct recovery operations is uncertain and will depend on, in part, the location and condition of the wreckage to be recovered.

     4. NATURAL HAZARDS. Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than during others. There can be no assurances that the Company and/or entities it is affiliated with will be able to conduct their search and/or recovery operations only during such favorable periods. In addition, even though sea conditions in the search location are somewhat predictable, the possibility exits that unexpected conditions in the search area may occur and that such unexpected conditions might adversely affect the Company's operations. Further, it is possible that natural hazards may prevent or significantly delay search and/or recovery operations and therefore any distributions.

     5. UNCERTAIN TITLE TO OBJECTS LOCATED. Persons and entities other than the Company and entities it is affiliated with (both private and governmental) may claim title to the shipwrecks. Even if the Company is successful in locating and recovering the shipwrecks, there is no assurance that the Company will be able to establish its right to property recovered as against governmental entities, prior owners, or other attempted salvors claiming an interest therein.

     6. UNCERTAIN MARKET FOR AND VALUE OF RECOVERED OBJECTS. Even if valuable items can be located and recovered, it is difficult to predict the price that might be realized for these items. The value of the recovered items will fluctuate with a precious metals market that has been highly volatile in recent years. Moreover, the entrance on the market of a large supply of similar items from shipwrecks located and recovered by others could itself depress the market for these items.

     7. DELAY IN DISTRIBUTION OR SALE OF RECOVERED OBJECTS. The methods and channels to be used in the disposition of the recovered items are uncertain at present and may include one or a combination of several alternatives. Ready access to buyers for disposition of any artifacts or other valuable items recovered, however, cannot be assured and delays in the disposition of such items are very possible.

     8. THEFT. If the Company locates a shipwreck and asserts a valid claim to items of value, there is a risk of theft of such items at sea, both before and after their recovery, by "pirates" or poachers and while in transit to a safe destination.

     9. COMPETITION. There are a number of competing entities engaged in various aspects of the shipwreck business. One or more of these competing entities may locate and recover the shipwreck that the Company is planning to locate and recover. In addition, these competing entities may be better capitalized and may have greater resources to devote to their pursuit of the shipwreck.

     10. LACK OF OPERATING HISTORY. Since the Company is a development stage company, an investment therein is subject to all the risks inherent in the establishment of a new business enterprise, including the absence of any operating history.

     11. FAILURE TO OBTAIN PERMITS. It is possible that the Company will not be successful in obtaining title to, or permission to excavate the wrecks. In addition, permits which are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities which issued them.

     12. NEED FOR ADDITIONAL CAPITAL. Until the company begins to generate revenue from the sale of recovered items, it will need additional capital in order to continue the search, recovery and marketing phases of its projects.

     13. PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. Although there is a limited market for the Company's Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in the Company in the future. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the NASD's Bulletin Board.

     14. DIFFICULTY IN TRADING "PENNY-STOCKS". The Company's securities may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers (as defined in the rule) and accredited investors (generally, institutions and, for individuals, an investor with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with such investor's spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the purchase. Consequently, many brokers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for shareholders to resell Common Stock in the secondary market.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its offices at 3507 Frontage Road, Suite 100, Tampa, Florida 33607. The offices consist of approximately 3,170 square feet of office space that the Company sub-leases from a non-affiliated company. The agreement began April 1, 1997 and expires December 31, 2001. The approximate yearly rental is as follows: 1998-$33,000, 1999-$39,200, 2000-$43,100,
2001-$47,400, 2002-$3,900

In addition, the Company also leases a small office space in Red Bank, New Jersey from a non-affiliated group for $225 per month.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS.

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "OMEX." The following table sets forth the range for the high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.
                                         Bid*
                                  High         Low
      Quarter Ended               -----        -----
      May 31, 1996*               $1.25        $1.25
      August 31, 1996*            $1.28        $1.25
      November 30, 1996*          $1.56        $1.25
      February 28, 1997*          $1.56        $0.62

      May 31, 1997*               $4.43        $1.25
      August 31, 1997             $4.53        $3.12
      November 30, 1997           $3.37        $2.00
      February 28, 1998           $2.00        $1.00

(*) The above prices have been adjusted to account for the 1:5 reverse split effective September 9, 1997.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

The number of record holders of the Company's $.0001 par value Common Stock at May 26, 1998 was 161. This does not include shareholders who hold their stock in accounts with broker/dealers.

(c) DIVIDENDS.

Holders of the Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

(d)  RECENT SALES OF UNREGISTERED SECURITIES.  None.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events of circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in Item 1.

The Company expects to derive substantially all of its revenue through the sale and/or display of artifacts, including replicas, and cargoes that the Company plans to recover from various shipwrecks. Therefore, until the Company is successful in locating, recovering and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet its cash flow requirements. To date, the Company has conducted private placements of debt and equity to meet its financial obligations, the majority of which has been purchased by the officers and directors. The Company intends to continue to offer private placements of equity, debt or project participation to fund its various projects and corporate overhead.

For the next twelve months, the Company anticipates spending approximately $35,000 per month to pay salaries and general office expenses. In addition, the Company intends to conduct search operations on two of its projects and, if either of the search operations are successful, to conduct recovery operations on one or more of its projects.

As of the filing of this Report, the Company had sold $300,000 out of a total of $600,000 of Convertible Revenue Participation Certificates (the "Certificates") in order to finance the search and identification phase of the Cambridge Project and to provide additional working capital. The Company intends to continue offering the remaining $300,000 of Certificates until they are all sold or June 30, 1998, whichever occurs first. Management believes the Cambridge Project search operation will cost approximately $275,000 and the remaining funds will be used to pay for general corporate overhead and expenses.

The Company also believes search operations will resume on the Concepcion Project during October 1998. Management estimates that the search budget will be approximately $175,000 per month beginning October 15, 1998, for a six month period or until the shipwreck is located and identified. The Company intends to finance this operation through the sale of equity, revenue participation or debt. There can be no assurance of the Company's ability to secure this financing which could cause a delay or cancellation of the project.

In the event the Company experiences cash flow difficulty, the officers and directors of the Company have entered into an agreement which provides that if the Company's operating cash reserves drop below $20,000, the officers will accrue their salaries and the four outside directors will each loan the Company up to $3,000 per month to pay general overhead expenses. This arrangement will continue until June 1, 1999.

The Company has reviewed the effect that the year 2000 will have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information. The Company has plans underway to ensure that there will be no significant adverse effect on its operations or accounting records related to the year 2000.

ITEM 7.  FINANCIAL STATEMENTS.

Please see pages F-1 through F-16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of the officers and directors.

      NAME                   AGE                 POSITION
  -----------------          ---        -----------------------------
  John C. Morris             49         President and Chairman of the
                                        Board of Directors

  Gregory P. Stemm           41         Vice-President, Research &
                                        Operations, Director and Chairman
                                        of Nominating Committee

  David A. Morris            47         Secretary and Treasurer

  William C. Callari         36         Director and Chairman of Project
                                        Review Committee

  Gerald Goodman             49         Director and Chairman of Audit
                                        Committee

  E. Eugene Cooke            58         Director

  Brad Baker                 38         Director and Chairman of the
                                        Compensation Committee

There is no family relation between any of the Directors or the Executive Officers of the Company except John Morris and David Morris who are brothers. All directors will hold office until the next annual meeting of the Shareholders.

The three Executive Officers each have employment contracts that are effective from March 1, 1998 until February 28, 1999.

The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the last five years.

JOHN C. MORRIS has served as an Officer and Director of the Company since August 1997, and as an officer and director of Remarc since May 1994. Prior to that, Mr. Morris was an officer and director of Seahawk Deep Ocean Technology, Inc. ("SDOT") from March 1989, until January 1994. As President of SDOT, Mr. Morris was in charge of the Company which completed the first archaeologically sound recovery of a deep water shipwreck, salvaging a Spanish shipwreck from approximately 1,500 feet of water near the Dry Tortugas. The recovery yielded nearly 17,000 artifacts consisting of gold, silver coins, pottery, pearls, jewelry, and numerous other artifacts. Mr. Morris was also President of Seahawk, Inc. an Alabama corporation engaged in leasing the Research Vessel "Seahawk", a deep-water search and inspection vessel. From 1992 until 1997, Mr. Morris served on the Board of Directors of the Florida Aquarium, a not for profit corporation engaged in the operation of a new $90 million aquarium facility in Tampa, Florida. Prior to his involvement with Seahawk, Mr. Morris was engaged in the real estate and construction business.

WILLIAM C. CALLARI served as an Officer of the Company from August 1997 until February 1998, and as a Director since August 1997. He served as an Officer of Remarc from October 1995 until February 1998, and as a Director of Remarc since October 1995. He has been a member of the Remarc Board of Directors since October 1995. He is President of North Star Resources, Inc., Red Bank, New Jersey, a firm that provides contracting management services, and business management services. For the past five years, he has also been President of Realty Development & Management, Inc., Red Bank, New Jersey, a real estate development and construction company. From 1986 to 1992, Mr. Callari was involved in property management, real estate development, construction and marketing for many real estate limited partnerships. Prior to that, he received a Bachelor of Science degree in Business Administration (Marketing) from Seton Hall University in 1983.

Mr. Callari has been featured in Builder Magazine and lectured at state conventions on residential marketing. During 1990 and 1991 he won many state and local Sales and Marketing awards for product design and presentation. He was also a member of the Young Entrepreneur's Organization.

GREGORY P. STEMM has served as an Officer and Director of the Company since August 1997, and as Vice President of Operations and Research and a Director of Remarc since December 1995. Prior to that, he served as an officer and director of Seahawk Deep Ocean Technology from the time he co-founded the Company in 1989 until January 1994.

As a principal of Seahawk, Mr. Stemm was involved in directing research and technology for the Company, which resulted in locating two Spanish Colonial shipwrecks in depths greater than 1,000 feet. He was also responsible for directing the archaeological team and operations that accomplished the world's first remote archeological excavation, in a depth of 1,500 feet southwest of the Florida Keys. He has written articles on the ethics and future of deep ocean shipwreck exploration and archaeological excavation, and has given over 100 lectures on the subject at the Institute of Nautical Archaeology, World

President's Organization, Young Entrepreneur's Organization and before other groups.

In addition, Mr. Stemm is a member of MENSA, The Society for Historical Archaeology, The Society for American Archaeology, and a founder of the Florida Aquarium. He has also been an officer and director of the Young Entrepreneurs Organization (YEO) since 1985, an exclusive group of founders of companies throughout the world. The organization consists of over 1,000 members, with an average age of 29 and annual sales in excess of $10,000,000. He served as International President of the organization in 1993, and guided the organization to its first year in the black. He was also a founder of the Tampa Bay chapter, and Mexico City chapters of YEO, and was responsible for forming the organization's first "Forum", as well the first official World President's Organization Mentor program. He was also recently appointed to the Board of Directors of the World Entrepreneurs Organization.

Mr. Stemm is on the Advisory Board of Ocean News and Technology Magazine, and is currently President, and a founding Board Member, of the DeepSea Shipwreck Explorers Association (DEEPSEA). DEEPSEA is a non-profit trade association which provides a forum through which deep sea salvors, archaeologists and government entities work together to promote a high standard of ethics and principals in dealing with deep sea shipwreck resources.

Prior to his involvement with Seahawk, Mr. Stemm was co-founder and a partner in DeFrain-Stemm Advertising, a full service-advertising agency that included clients such as Trammell Crow Real Estate, NCNB National Bank, Hyatt Hotels and may other tourism and real-estate-oriented businesses. Mr. Stemm was responsible for all strategic planning and marketing for clients of the agency.

E. Eugene Cooke has been a member of the Board of Directors of the Company since August 1997 and a member of the Board of Directors of Remarc since September 1996. Prior to joining the Board, Mr. Cooke was an investor in Remarc. From 1986 until 1994 Mr. Cooke was the President of Gravure Packaging, a printing concern located in Richmond Virginia. From 1994 through the present, Mr. Cooke serves as President of CAS Leasing, Inc., an aircraft leasing company located in Richmond Virginia and he is also President of Commonwealth Aviation in Richmond. Mr. Cooke serves on the Board of Directors of Goodwill Industries and is a Board member at the Trinity Episcopal School in Richmond.

GERALD GOODMAN has served as a Director of the Company since August 1997, and as a Director of Remarc since September 1996. Mr. Goodman is a partner in the Certified Public Accounting firm of Weiner, Penta & Goodman, P.C. The firm is a regional firm located in Eatontown, New Jersey with offices in New York and Pennsylvania. Mr. Goodman has been associated with the accounting firm for twenty-three (23) years. Mr. Goodman provides audit, tax and management advisory services to his clients, and is the partner-in-charge of the SEC Practice Section of the firm. A major part of his client base is international, dealing with clients in Hong Kong, The United Kingdom, France, Germany and the CIS. Mr. Goodman received a Bachelor of Science degree in Accounting from Pennsylvania State University in 1970. In 1983, he was admitted as a member of the American Institute of Certified Public Accountants.

BRAD BAKER is President of Kansas Home Development Corporation, a home building company in Kansas City, Kansas. He was previously Director of Business Development for Comcast Online Communications, having recently been promoted from General Manager of Comcast Online Communications in Sarasota, Florida. He was the founder and CEO of NetLine Communications, a statewide Internet provider that was acquired by Comcast in July 1996. At NetLine, he was responsible for implementing one of the state's first frame relay networks to provide Internet Access throughout Florida.

He began his technology career by founding a chain of retail computer stores that became the premier Apple and IBM dealers in southwest Florida. Later, he took a computer peripheral company, Tech:Time (NASDQ TTME) public. One of Baker's projects was to design a low cost computer network for peripheral equipment that is still used today. Baker has consulted with Bell & Howell and Hewlett Packard on ink-jet printer design; as well as the U. S. Coast Guard and several other Fortune 500 companies on solid-state equipment design.

Baker received a presidential appointment from President Reagan to serve as a White House Fellow in 1987. In this assignment he was involved in many policy issues, including technology. Later, he became one of the officers of the Resolution Trust Corporation, the government agency tasked with solving the savings and loan problem. As founder and CEOI of NetLine, Baker has guided the company through explosive growth while engineering a high level of customer support and service.

DAVID MORRIS has served as Secretary and Treasurer of the Company since August 1997. He joined Remarc in April 1997, and in May 1997 he became Remarc's Secretary and Treasurer. Prior to that, Mr. Morris was employed by Seahawk Deep Ocean Technology where he was an Administrative Assistant to the Chief Financial Officer from 1994 through 1997, and manager of the Conservation and Archaeology departments from 1990 through 1994. Prior to 1990, Mr. Morris was employed for ten years in the oil industry and for five years as a building contractor. Mr. Morris graduated with a Bachelor of Science degree in Mechanical Engineering from Michigan State University in 1974.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

                          SUMMARY COMPENSATION TABLE

                                                   Long-Term Compensation
                                                ---------------------------
                         Annual Compensation          Awards        Payouts
                       -----------------------  -----------------   -------
                                       Other    Re-       Op-       All
Name and                               Annual   stricted  tions/    Other
Principal                              Compen-  Stock     SAR'S     Compen-
Position        Year   Salary   Bonus  sation   Awards    (number)  sation
--------------  ----   ------   -----  -------  -------   --------  -------
John C. Morris, 1997   $90,000  -0-    -0-      -0-       -0-       -0-
  President     1996   $90,000  -0-    -0-      -0-       -0-       -0-
                1995   $90,000  -0-    -0-      -0-       -0-       -0-

EMPLOYEE STOCK OPTION PLAN

During the Special Shareholder Meeting held September 8, 1997, the Shareholders approved an Employee Stock Option Plan (the "Plan"). The Plan authorizes the issuance of options to purchase up to 2 million shares of the Company's Common Stock.

The Plan allows the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

During March 1998, the Company issued the following options under the Plan:

     John C. Morris - 80,000 options at $3.00
     Gregory P. Stemm - 80,000 options at $3.00
     David A. Morris - 75,000 options at $3.00
     William C. Callari - 80,000 options at $3.00
      E. Eugene Cooke - 30,000 options at $3.00
      Brad Baker - 30,000 options at $3.00
      Gerald Goodman - 30,000 options at $3.00

Each of the above options entitle the holder to purchase one share of Common Stock at $3.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of April 30, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Officers and Directors of the Company as a Group.

                                    Amount of
Name of                             Beneficial               Percentage
Beneficial Owner                    Ownership                of Class
----------------                    -----------              ----------
John C. Morris                      1,706,127  (1)           16.6%
3507 Frontage Rd. Suite 100
Tampa, FL 33607

Gregory P. Stemm                    1,751,241  (2)           17.0%
3507 Frontage Rd., Suite 100
Tampa, FL  33607

William C. Callari                  1,912,419  (3)           18.6%
210 West Front Street Suite 208
Red Bank, NJ  79790

E. Eugene Cooke                       698,482  (4)            6.8%
3901 Old Gun Road West
Midlothian, VA  23113

Mr. Gerald Goodman                     94,379  (5)               *
Meridian Center I,
Two Industrial Way West
Eatontown, NJ  07724

Brad Baker                             68,627  (6)               *
1322 Pine Needle Road
Venice, FL  34292

David A. Morris                       152,253  (7)            1.5%
6522 Bimini Court
Apollo Beach, FL  33572

Kimberly A. Davis                     579,398  (8)            5.6%
PO Box 320487
Tampa, FL  33679

All Officers and Directors          6,383,528                62.0%
as a group
---------------
(1) Includes 914,149 shares held of record by John Morris, 132,580 shares owned beneficially by Mr. Morris by virtue of his 45% interest in shares held by Estimated Prophet, Inc., 579,398 shares owned beneficially by Mr. Morris by virtue of the fact Ms. Kimberly A. Davis occupies a residence with Mr. Morris, and 80,000 shares underlying currently exercisable stock options.

(2) Includes 126,182 shares held of record by Greg and Laurie Stemm, 1,545,059 shares held by Adanic Capital, Ltd., a limited partnership for which Greg Stemm serves as general partner, and 80,000 shares underlying currently exercisable stock options.

(3) Includes 1,214,395 shares held of record by William Callari, 618,024 shares held by the William C. Callari Irrevocable Family Trust, of which Mr. Callari serves as Trustee, and 80,000 shares underlying currently exercisable stock options.

(4) Includes 668,482 shares held of record by Eugene Cooke and 30,000 shares underlying currently exercisable stock options.

(5) Includes 64,379 shares held of record by Gerald Goodman and 30,000 shares underlying currently exercisable stock options.

(6) Includes 38,627 shares held of record by Brad Baker and 30,000 shares underlying currently exercisable stock options.

(7) Includes 77,253 shares held of record by David A. Morris and 75,000 shares underlying currently exercisable stock options.

(8) Includes 386,265 shares held of record by Kimberly A. Davis and 193,133 shares held for Ashley Angle, a minor child.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Between October 9, 1997 and January 16, 1998, the Company entered into loan agreements with certain officers and directors under the following terms:

                     Relation-           Interest   Due       Warrants or
  Date      Name       ship      Amount    Rate     Date*    Conversion Right
--------  ---------  ---------  -------  --------  --------  ----------------
10/09/97  J. Morris    O&D      $60,000     15%     3/31/98        -0-
10/09/97  E. Cooke      D       $40,000     15%     3/31/98        -0-
10/10/97  W. Callari    D       $40,000     15%     3/31/98        -0-
10/31/97  J. Morris    O&D      $16,000     15%     3/31/98        -0-
11/14/97  W. Callari    D       $35,000     15%     3/31/98        -0-
01/05/98  E. Cooke      D       $ 9,250     15%     3/31/98        -0-
01/09/98  E. Cooke      D       $20,000     15%     3/31/98        -0-
01/14/98  W. Callari    D       $ 9,500     15%     3/31/98        -0-
01/16/98  W. Callari    D       $10,500     15%     3/31/98        -0-

* The due date of the above loans has been extended to September 30, 1998.

On January 8, 1998 the Company entered into a loan agreement with Olive Morris, the mother of both John and David Morris, whereby Mrs. Morris lent the Company $30,000. The loan is for a one year term, bears interest at 15% per annum and is convertible into shares of the Company's Common Stock at $3.00
per share at Mrs. Morris' option.   Additionally, Mrs. Morris was granted
warrants entitling her to purchase up to 10,000 shares of the Company's restricted Common Stock at a purchase price of $3.00 per share.

On October 16, 1996, Remarc borrowed $50,000 from Robert Stemm, Greg Stemm's father. This loan bears interest at the rate of 10% per annum and is due October 15, 1998.

This loan is convertible into shares of Common Stock at the rate of $3.00 per share.

During the year ended February 28, 1998, the Company made periodic advances to John Morris and Greg Stemm. These advances bear interest at 8%, and as of February 28, 1998, the amount of the receivable from John Morris was $54,735, including interest, and the amount of receivable from Greg Stemm was $57,541, including interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description                           Location
------    -----------                           --------
 3        Articles of Incorporation, as         Incorporated by reference to
          amended                               Registrant's Form S-18 Regis-
                                                tration Statement
                                                (No. 33-7678-D)

 3        Bylaws                                Incorporated by reference to
                                                Registrant's Form S-18 Regis-
                                                tration Statement
                                                (No. 33-7678-D)

10.1      Employment Agreement dated March 1,   Filed herewith electronically
          1998, with David A. Morris

10.2      Employment Agreement dated March 1,   Filed herewith electronically
          1998 with Greg Stemm

10.3      Employment Agreement dated March 1,   Filed herewith electronically
          1998 with John C. Morris

23        Consent of Independent Public         Filed herewith electronically
          Accountants

27        Financial Data Schedule               Filed herewith electronically

                         INDEX TO FINANCIAL STATEMENTS
                       ODYSSEY MARINE EXPLORATION, INC.
                              February 28, 1998
                                                                  PAGE
Report of Independent Certified Public Accountants . . . . . . .  F-2

Financial Statements:

    Consolidated Balance Sheet - February 28, 1998 . . . . . . .  F-3

    Consolidated Statements of Operations for the year ended
      February 28, 1998, the two months ended February 28,
      1997, the year ended December 31, 1996, and from May 20,
      1994 (date of inception) through February 28, 1998 . . . .  F-4

    Consolidated Statements of Changes in Stockholders'
      Deficiency for the period from May 20, 1994
      (date of inception) through February 28, 1998. . . . . . .  F-5 - F-6

    Consolidated Statements of Cash Flows for the year
      ended February 28, 1998, the two months ended
      February 28, 1997, the year ended December 31,
      1996, and from May 20, 1994 (date of inception)
      through February 28, 1998. . . . . . . . . . . . . . . . .  F-7 - F-9

    Notes to the Consolidated Financial Statements . . . . . . .  F-10- F-16

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Odyssey Marine Exploration, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. (a development stage company) and subsidiary as of February 28, 1998, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended February 28, 1998, the two months ended February 28, 1997, the year ended December 31, 1996, and for the period from May 20, 1994 (inception), to February 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiary as of February 28, 1998, and the results of their operations and their cash flows for the year ended February 28, 1998, the two months ended February 28, 1997, the year ended December 31, 1996, and from May 20, 1994 (inception), to February 28, 1998, in conformity with generally accepted accounting principles.

/s/ Giunta, Ferlita & Walsh, P.A.
GIUNTA, FERLITA & WALSH, P.A.
Certified Public Accountants

April 23, 1998

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
                                                               February 28,
ASSETS                                                             1998
                                                               -----------
CURRENT ASSETS
  Cash                                                         $    19,209
  Expense reimbursement receivable, net of allowance
     for doubtful account of $153,018                                    -
  Marketable securities                                             16,000
  Advances                                                           2,184
                                                               -----------
          Total current assets                                      37,393

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    122,337
  Accumulated depreciation                                         (15,264)
                                                               -----------
                                                                   107,073
OTHER ASSETS
  Organization costs, net of
     accumulated amortization of $2,996                              1,003
  Marketable securities held long term                               8,000
  Loans receivable from related parties                            112,276
  Deposits                                                             977
                                                               -----------
                                                                   122,256
                                                               -----------
                                                               $   266,722
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $    20,454
  Accrued expenses                                                 544,868
  Notes payable                                                     85,000
  Notes payable to related parties                                 322,729
                                                               -----------
            Total current liabilities                              973,051

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value; 10,000,000
     shares authorized; no shares issued or outstanding                  -
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 10,104,879 issued and outstanding                   1,010
  Additional paid-in capital                                     2,206,622
  Accumulated unrealized loss in investment                        (28,000)
  Excess of expenses over revenues during development stage     (2,885,961)
                                                               -----------
            Total Stockholders' deficiency                        (706,329)
                                                               -----------
                                                               $   266,722
                                                               ===========
The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 From May 20,
                                                                 1994 (Date
                         Year          Two months   Year         of Incep-
                         Ended         Ended        Ended        tion) thru
                         February 28   February 28  December 31  February 28
                         1998          1997         1996         1998
                         ------------  -----------  -----------  -----------
REVENUES                 $    13,500   $        -   $        -   $    13,500

OPERATING EXPENSES
 Project Development         237,138       68,022       215,684      636,456
 Project Operations          209,106        2,700       492,820      763,669
 Marketing                    51,610            -         3,748       69,923
                         -----------   ----------   -----------  -----------
 Total Operating
  Expenses                   497,854       70,722       712,253    1,470,048

GENERAL AND
 ADMINISTRATIVE
 EXPENSES                    520,703       76,829       645,696    1,310,237
                         -----------   ----------   -----------  -----------
(LOSS) FROM OPERATIONS    (1,005,057)    (147,551)   (1,357,948)  (2,766,785)

OTHER INCOME
 OR (EXPENSE)
  Interest Income              7,861            -             -        7,861
  Interest expense          (111,654)      (6,940)       (8,380)    (126,975)
  Other                            -          (62)            -          (62)
 Total other income      -----------   ----------   -----------  -----------
  or (expense)              (103,793)      (7,002)       (8,380)    (119,176)
                         -----------   ----------   -----------  -----------
NET(LOSS)                $(1,108,850)  $ (154,553)  $(1,366,328) $(2,885,961)
                         ===========   ==========   ===========  ===========

(LOSS PER SHARE)         $    (0.19)  $    (0.45)  $    (4.27)  $     (0.50)

Weighted average
 number of common
 shares and common
 shares equivalents
 outstanding              5,721,335      344,702      319,673     5,721,335

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                    Additional   Accumulated
                                 Common Stock       Paid-In      Earnings
                             Shares      Amount     Capital      (Deficit)
                          -----------  -----------  -----------  -----------
Balance May 1, 1994                -   $        -   $        -   $        -
Common Stock Issued
 For marketable
   securities                160,000           16       39,984
 For cash                      8,000            1        9,999
Excess of expenses
 over revenues during
 development stage,
 May 20, 1994 through
 December 31 1994                                                   (69,955)

Balance at                -----------  -----------  -----------  -----------
 December 31, 1994           168,000           17       49,983      (69,955)
Common Stock Issued
 For services                 12,000            1       64,999
 For cash                     68,000            7      189,993
Excess of expenses
 over revenues
 during development
 stage, Year Ended
 December 31, 1995                                                 (186,275)
Balance at                -----------  -----------  -----------  -----------
 December 31, 1995           248,000           25      304,975     (256,230)
Common Stock Issued
 For Conversion of
  Revenue Participa-
  tion Certificates           14,000            1       67,499
 For cash                     42,433            4      260,996
 For services                 38,167            4      275,746
Excess of expenses
 over revenues
 during development
 stage, Year Ended
 December 31, 1996                                               (1,366,328)
Balance at                -----------  -----------  -----------  -----------
 December 31, 1996           342,600           34      909,216   (1,622,558)
Common Stock Issued
 For cash                      3,540            -       43,000
 For services                  9,000            1       74,999
Excess of expenses
 over revenues
 during development
 stage, Two Months
 Ended February 28,
 1997                                                              (154,553)
Balance at                -----------  -----------  -----------  -----------
 February 28, 1997           355,140   $       35   $1,027,215  $(1,777,111)

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY - Continued

                                                    Additional   Accumulated
                                Common Stock        Paid-In      Earnings
                             Shares       Amount    Capital      (Deficit)
                          -----------  -----------  -----------  -----------
Common Stock Issued
 For cash                        200            -        2,500
 For services                    775            -        8,750
 For accrued expenses        210,925           21      216,479
Recapitalization for
  effect of reverse
  acquisition              7,697,988          770         (770)
 Conversion of notes
  payable                  1,839,851          184      952,448
Excess of expenses
 over revenues
 during development
 stage, for Year Ended
 February 28,1998                                                (1,108,850)
Balance at                ----------   ----------   ----------  -----------
 February 28, 1998        10,104,879   $    1,010   $2,206,622  $(2,885,961)
                          ==========   ==========   ==========  ===========
The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 From May 20,
                                                                 1994(Date of
                          Year         Two Month    Year         Inception)
                          Ended        Ended        Ended        through
                          February 28  February 28  December 31  February 28
                          1998         1997         1996         1998
                          -----------  -----------  -----------  -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net (Loss)              $(1,108,850) $  (154,553) $(1,366,328)  $(2,885,961)
Adjustments to re-
 concile net loss to
 net Cash used by
 operating activity:
  Depreciation                13,096          355        1,439       15,264
  Amortization                   797          133          800        2,996
 Common Stock issued
  for services                 8,750       75,000      275,750      424,500
 Marketable securities
  received on settlement     (12,000)           -            -      (12,000)
(Increase)decrease in:
  Advances                    13,882      (11,380)      19,021       (3,161)
  Organization cost                -            -            -       (3,999)
 Increase (decrease) in:
  Accounts payable            13,223      (43,053)      50,286       20,455
  Accrued expenses           501,659       40,085      314,859      868,478
                          -----------  -----------  -----------  -----------
NET CASH(USED)
 IN OPERATING
 ACTIVITIES                 (569,443)     (93,413)    (704,173)  (1,573,428)
                          -----------  -----------  -----------  -----------
CASH FLOWS FROM IN-
 VESTING ACTIVITIES:
  Purchase of property
   and equipment            (111,683)           -       (6,917)    (122,337)
  Issuances of Notes
   Receivable               (112,276)           -            -     (112,276)
                          -----------  -----------  -----------  -----------
NET CASH (USED) IN
 INVESTING ACTIVITIES       (223,959)           -       (6,917)    (234,613)
                          -----------  -----------  -----------  -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from:
   Related party loans       471,250            -      200,000      671,250
   Loans from others         357,000       45,000      200,000      602,000
   Issuance of Common Stock    2,500       43,000      261,000      506,500
   Issuance of RPC                 -            -            -       67,500
  Repayment of Note          (20,000)           -            -      (20,000)
                          -----------  -----------  -----------  -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES       810,750       88,000      661,000    1,827,250
                          -----------  -----------  -----------  -----------

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                                                 From May 20,
                                                                 1994(Date of
                          Year         Two Month    Year         Inception)
                          Ended        Ended        Ended        through
                          February 28  February 28  December 31  February 28
                          1998         1997         1996         1998
                          -----------  -----------  -----------  -----------
NET INCREASE
(DECREASE)IN CASH             17,348       (5,413)     (50,090)      19,209

CASH AT BEGINNING
OF YEAR                        1,861        7,274       57,364            -
                          ----------   ----------   ----------   ----------
CASH AT END OF
YEAR                      $   19,209        1,861        7,274   $   19,209
                          ==========   ==========   ==========   ==========
SUPPLEMENTARY
 INFORMATION:

 Interest paid            $     750             -   $        -   $        -
 Income taxes paid        $                     -   $        -   $        -

Summary of significant non cash transactions

During the year ending December 31, 1994 the Company issued 160,000 shares of Common Stock for 100,000 shares of Seahawk Deep Ocean Technology, Inc. Common Stock valued at $40,000.

During the year ending December 31, 1995 the Company issued 10,000 shares of Common Stock for consulting and research services valued at $55,000, and also issued 2,000 shares for legal services of $10,000.

During the year ending December 31, 1996, the Company converted Revenue Participation Certificates originally sold for $67,000 into 14,000 shares of Common Stock. The Company also issued shares as follows:

                                                     Common
                                              Amount         Shares
                                          ------------    ------------
Directors' fees                           $   125,000        16,667
Project consulting and research               100,750        16,500
Legal services relative to projects            50,000         5,000
                                          ------------    ------------
                                          $   275,750        38,167
                                          ===========        ======

During the two months ended February 28,1997, the Company issued 2,000 shares of Common Stock for Directors' fees of $25,000, and 7,000 shares of Common Stock for consulting and research fees of $50,000.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

During the year ending February 28, 1998, several debt holders converted their debt to stock. A summary of the debt converted to stock is as follows:

                                                     Common
                                              Amount         Shares
                                          ------------    ------------
   Accrued expenses                       $   216,500          30,925
   Accrued interest - related                  40,508          78,233
   Accrued interest - other                    45,546          87,960
   Notes payable - related                    410,918         793,619
   Notes payable - other                      455,659         880,039
                                          -----------     ------------
                                          $ 1,169,131       1,870,776
                                          ===========       =========

The Company also issued 775 shares of Common Stock to three individuals for project related services valued at $8,750.

The Company issued approximately 7,500,000 common shares to the stockholders of Remarc International, Inc.("Remarc")for 100% of Remarc's outstanding Common Stock in a reverse acquisition. The Company also issued 180,000 shares of Common Stock for consulting services related to the reverse acquisition.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

ORGANIZATION

Odyssey Marine Exploration, Inc. was incorporated March 5, 1986, as a Colorado corporation named Universal Capital Corporation, Inc. On August 8, 1997 Odyssey Marine Exploration, Inc.(the "Company"), completed the acquisition of 100% of the outstanding Common Stock of Remarc International, Inc.("Remarc") in exchange for the Company's Common Stock in a reverse acquisition. On September 7, 1997, the Company's domicile was changed to Nevada and the name was changed to Odyssey Marine Exploration, Inc.

Remarc International, Inc. was organized as a Colorado corporation on May 20, 1994. On April 9, 1996 Remarc International, Inc., a Colorado Corporation and Remarc International, Inc., a Delaware Corporation merged. Remarc International, Inc., the Delaware corporation was the surviving corporation. Effective with the reverse acquisition of Odyssey as discussed in Note B, Remarc International, Inc. adopted February as its fiscal year end.

BUSINESS ACTIVITY

Odyssey Marine Exploration, Inc., through the reverse acquisition of Remarc International, Inc., is engaged in the business of researching, developing, financing and marketing of shipwreck projects on a worldwide basis. The corporate headquarters are located in Tampa, Florida.

The Company has generated minimal revenue to date and is considered to be in the development stage.

NOTE B  REVERSE ACQUISITION

On August 8, 1997 Odyssey Marine Exploration, Inc. completed the acquisition of 100% of the outstanding Common Stock of Remarc International, Inc. in exchange for the Company's Common Stock. The Company issued approximately 7,500,000 shares of its Common Stock to the shareholders of Remarc at closing, pursuant to a Share Exchange Agreement between the Company and Remarc.

For accounting purposes the acquisition has been treated as a re-capitalization of Remarc, with Remarc as the acquirer(reverse acquisition). The historical financial statements prior to August 8, 1997 are those of Remarc.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity and have prepared them in accordance with the Company's customary accounting practices.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Remarc International, Inc. All significant inter-company transactions and balances have been eliminated.

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

Revenue Recognition

Although the Company has generated minimal revenues to date, marketing of the artifacts, replicas and ancillary products will be recognized on the point of sale method.

Cash Equivalents

Cash equivalents include cash on hand and cash in banks. The Company also considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash, expense reimbursement receivable, accounts payable, and accrued expenses approximate fair value. The carrying value of notes payable(except those to related parties) approximate fair value which is estimated based on quoted market prices for the same or similar issues. Notes receivable and payable to related parties are discussed in Notes E and H, respectively.

Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Marketable Securities

The portion of the securities deemed available-for-sale are carried at fair value. Unrealized losses on these securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Restricted shares of securities are carried at estimated fair market values (50% of quoted price).

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets' estimated useful lives.

Investment in Affiliate

The Company owns 24% of, the Common Voting Stock and 50% of the Preferred Non-Voting Stock of Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar). Pesqamar, a Brazilian S/A, was formed to research, locate and salvage a shipwreck. In August of 1995, Pesqamar and Salvanav S.A., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS now conducts all operations on the shipwreck project. During 1996, the Company signed an agreement with CONPAS to provide the financing for the search phase of the shipwreck project in exchange for 30% of any gross proceeds. In addition, the Company owns the right to finance the recovery phase of the project for an additional 20% of the gross proceeds.

The Company is responsible for 100% of all search phase expenses. These expenses have been charged to operations as project expenses, therefore no investment in Pesqamar is reflected in these financial statements.

The Company, along with another investor in Pesqamar, is responsible for administrative costs. The Company has paid for all these expenses and invoiced $153,018 for expense reimbursement from the other investor. The Company has provided a 100% provision for doubtful accounts due to the financial condition of the other investor.

Organization Costs

Organization costs are being amortized, using the straight line method, over a period of 60 months from the date business began.

Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period.

Income Taxes

Deferred income taxes are provided for the temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - MARKETABLE SECURITIES

The marketable securities consist of 200,000 shares of Seahawk Deep Ocean Technology, Inc. Common Stock. One hundred thousand of these shares which had an original cost of $40,000, are deemed available for sale and had a fair market value of $16,000 on February 28, 1998. An additional 100,000 shares were received during the latest fiscal year for $12,000 of debt owed the Company by Seahawk. These shares are restricted securities and therefore are carried on the books as long term investments at estimated fair market value of $8,000 (50% of quoted price). A provision for accumulated unrealized loss in investment has been reflected as a separate component in stockholders' equity for $28,000 as of February 28, 1998.

NOTE E - LOANS RECEIVABLE FROM RELATED PARTIES

On January 1, 1997 the Company entered into a loan agreement with two of its officers authorizing each to borrow a maximum of $75,000 from the Company at 8% annual interest compounded quarterly. The loan balances, which become due on December 31, 2000, were $54,735 and $57,541 respectively.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                             Accumulated
                                Original    Depreciation/    Book
         Class                    Cost      Amortization     Value
   --------------------       ------------  ------------  ------------
   Computers and
     Peripherals              $    22,719   $     6,060   $    16,659
   Furniture and
     Office equipment               6,792         1,014         5,778
   Marine survey equipment         87,761         7,260        80,501
   Leasehold Improvements           5,065           930         4,135
                              -----------   -----------   -----------
                              $   122,337   $    15,264   $   107,073
                              ===========   ===========   ===========

NOTE G - NOTES PAYABLE

Notes payable at February 28, 1998 consist of:

   Unsecured 15.00% note payable due October 6, 1998.
     The note can be converted to Common Stock for
     $3 per share.                                         $   25,000
   Unsecured 15.00% note payable due February 8, 1999.
     The note can be converted to Common Stock for
     $3 per share.                                             60,000
                                                           ----------
                                                           $   85,000
                                                           ==========

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at February 28, 1998 consist of:

   Unsecured 10% note payable to the family member of
     an officer due April 1998.                            $   52,479
   Two Unsecured 15% notes payable to an officer due
     March 1998.                                               76,000
   Four Unsecured 15% notes payable to a director due
     March 1998.                                               95,000
   Three Unsecured 15% notes payable to a director due
     March 1998.                                               69,250
   Unsecured 15% note payable to the family member of an
     officer due January 1999. The note can be converted
     to Common Stock for $3 per share and is personally
     guaranteed by the officer.                                30,000
                                                           ----------
                                                           $  322,729
                                                           ==========

The notes payable due in March 1998 have been extended to September 30, 1998.

NOTE I - ACCRUED EXPENSES

Accrued expenses at February 28, 1998 consist of:

   Officer compensation                                    $  246,667
   Payroll tax                                                  8,282
   Research and consulting                                    271,807
   Interest on notes payable                                   18,112
                                                           ----------
                                                           $  544,868
                                                           ==========
NOTE J - PREFERRED AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitation as the Board of Directors of the Company may determine by resolution.

Common Stock

On September 8, 1997, the Company effected a 1 for 5 reverse split on the shares of the Company's Common Stock outstanding. The per share amounts and number of shares in the financial statements have been retroactively adjusted for the effect of this reverse stock split.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - COMMON STOCK OPTIONS AND WARRANTS

The Company adopted the 1997 Stock Option Plan on September 8, 1997. Under the terms to the plan, options to purchase Common Stock are granted at not less than 100% of the fair market value of the shares on the date of grant or the par value thereof whichever is greater. Notwithstanding the preceding sentence, in the case of a grant of an incentive stock option to an employee who, as of the date of the grant, owns more than ten percent of the stock of the Company, the option price shall not be less than 110% of the fair market value of the shares on the date of grant or the par value thereof, whichever is greater. The cumulative number of shares which may be subject to options issued and outstanding pursuant to the plan is limited to 2,000,000 shares. As of February 28, 1998 there were no options granted.

The Company issued warrants to three individuals in connection with loans made to the Company. Warrants issued are as follows:

                           Price
         Warrants         per Share        Expiration Date
       -----------       -----------       --------------------------------
            8,333         $    3.00        Two years from the date the loan
                                            is paid in full
           10,000         $    3.00        Two years from the date the loan
                                            is paid in full
           20,000         $    3.00        Two years from the date the loan
      -----------                           is paid in full
           38,333
      ===========

NOTE L - INCOME TAXES

The Company has a net operating loss carry forward of approximately $2,300,000 that is available to offset future regular taxable income. The carry forward will expire in various years ending through the year 2013. The Company has provided for 100% of any deferred asset related to the carry forward due to questionable future realization.

NOTE M - COMMITMENTS AND CONTINGENCIES

Offices

The Company rents office space in Red Bank, NJ on a month to month basis for $225 per month. Rent expense for the year ending February 28, 1998, two months ended February 28, 1997 and the year ended December 31, 1996, was $2,700, $450, and $2,700, respectively.

In January 1996 the Company entered into a one-year lease agreement for corporate offices. The lease was on a month to month basis and rent expense for the year ended December 31, 1996, was $6,929.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - Continued

In March 1997, the Company entered into a sublease agreement for 3,170 square feet of office space. The four year agreement began April 1, 1997. Rent payments for this office were $33,148 for the fiscal year ending February 28, 1998. Approximate future rent payments for this lease in subsequent fiscal years ending February 28, are as follows:
                                       Year     Amount
                                      ------  -----------
                                       1999       39,200
                                       2000       43,100
                                       2001       47,400
                                       2002        3,900
                                              ----------
                                              $  133,600
                                              ==========

Industry Related Risks

Although the Company has access to a substantial amount of research and data which has been compiled regarding the shipwreck business, the quality and reliability of such research and data, like all research and data of its nature, is unknown. Even if the Company is able to plan and obtain permits for its projects, there is a possibility that the shipwreck may have been salvaged, or may not have had anything of value on board at the time of the sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that the Company's rights to the recovered objects will be challenged by others, including both private parties and governmental entities, asserting conflicting claims. Finally, even if the Company is successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale as the market for such objects is very uncertain.

NOTE N - GOING CONCERN CONSIDERATION

The Company, a development stage enterprise, has incurred net losses of $2,885,961. At February 28, 1998 the Company has negative working capital as indicated by current liabilities exceeding current assets by $935,658. Management is currently raising funds for the financing of a shipwreck project and operating expenses through a private placement offering of Revenue Participation Certificates. Management intends to raise additional funds through the sale of debt or equity to finance future shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      ODYSSEY MARINE EXPLORATION, INC.

Dated: May 29, 1998                   By /s/ John C. Morris
                                         John C. Morris, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                         DATE

/s/ John C. Morris            President and Chairman of         May 29, 1998
John C. Morris                the Board of Directors

/s/ Gregory P. Stemm          Vice President and Director       May 29, 1998
Gregory P. Stemm

/s/ David A. Morris           Secretary and Treasurer           May 29, 1998
David A. Morris               (Chief Financial Officer)

/s/ William C. Callari        Director                          May 29, 1998
William C. Callari

___________________________   Director
Gerald Goodman

/s/ E. Eugene Cooke           Director                          May 29, 1998
E. Eugene Cooke

___________________________   Director
Brad Baker