Form 10QSB
period 1998-05-31
ODYSSEY MARINE EXPLORATION INC
filed 1998-07-14
CIK 798528

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1998

                        Commission File Number 0-26136

                       ODYSSEY MARINE EXPLORATION, INC.
                  (Formerly Universal Capital Corporation)
       ----------------------------------------------------------------
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

                  [ X ]  Yes          [   ]  No

As of July 15, 1998, the Registrant had 10,294,999 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                      INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:



        Consolidated Balance Sheets - as of
        May 31, 1998(Unaudited).................................      3

        Consolidated Statements of Operations, Three
        Months Ended May 31, 1998(Unaudited), Three Months
        Ended May 31, 1997(Unaudited) and from May 20,1994
        (Date of Inception) through May 31, 1998(Unaudited).....      4

        Consolidated Statement of Cash Flows, Three
        Months Ended May 31, 1998(Unaudited), Three Months
        Ended May 31, 1997(Unaudited) and from May 20,1994
        (Date of Inception) through May 31, 1998 (Unaudited)....   5 - 7

        Notes to Consolidated Financial Statements..............  8 - 12

Item 2. Management's Plan of Operation.......................... 13 - 14

Part II:Other Information.......................................      14

        Item 1.  Legal Proceedings..............................      14

        Item 2.  Change in Securities...........................      14

        Item 3.  Defaults Upon Senior Securities................      14

        Item 4.  Submission of Matters to a Vote
                 of Security Holders............................      14

        Item 5.  Other Information..............................      14

        Item 6.  Exhibits and Reports on Form 8-K...............      14

Signatures .....................................................      15

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET - Unaudited
                                                              May 31, 1998
ASSETS                                                        ------------
CURRENT ASSETS
  Cash                                                         $   299,601
  Marketable securities                                             12,500
  Advances and prepaid expense                                      10,944
  Inventory                                                         20,000
                                                               -----------
          Total current assets                                     343,045

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    126,047
  Accumulated depreciation                                         (21,467)
                                                               -----------
                                                                   104,580
OTHER ASSETS
  Organization costs, net of
     accumulated amortization of $3,196                                803
  Marketable securities held long term                             131,802
  Loans receivable from related parties                            114,482
  Deposits                                                             977
                                                               -----------
                                                                   248,064
                                                               -----------
                                                               $   695,690
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $    26,095
  Accrued expenses                                                 392,770
  Notes payable                                                     85,000
  Notes payable to related parties                                 385,831
                                                               -----------
            Total current liabilities                              889,696

LONG TERM LIABILITIES
   Deferred RPC Income                                             300,000

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value; 10,000,000
     shares authorized; no shares issued or outstanding                  -
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 10,294,999 issued and outstanding                   1,029
  Additional paid-in capital                                     2,443,928
  Accumulated unrealized loss in investment                       (179,198)
  Excess of expenses over revenues during development stage     (2,759,765)
                                                               -----------
            Total Stockholders' deficiency                        (494,006)
                                                               -----------
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIENCY                   $   695,690
                                                               ===========

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
                                                        From May 20,
                                                        1994 (Date
                          Three Months   Three Months   of Incep-
                          Ended          Ended          tion) through
                          May 31         May 31         May 31
                          1998           1997           1998
                          -----------    -----------    -------------

REVENUES                  $   214,750    $         -    $   228,250

OPERATING EXPENSES
 Project Development           43,818         88,579        680,274
 Project Operations             7,531         31,504        771,200
 Marketing                     21,264         10,199         91,187
                          -----------    -----------    -----------
 Total Operating
  Expenses                     72,613        130,282      1,542,661

GENERAL AND
 ADMINISTRATIVE
 EXPENSES                     108,540         77,510      1,418,777
                          -----------    -----------    -----------
INCOME(LOSS)FROM
 OPERATIONS                    33,597       (207,792)    (2,733,188)

OTHER INCOME
 OR (EXPENSE)
  Interest Income               2,283          1,333         10,144
  Interest expense             (9,685)       (15,181)      (136,659)
  Other                       100,000              -         99,938
 Total other income       -----------    -----------    -----------
  or (expense)                 92,598        (13,848)       (26,577)
                          -----------    -----------    -----------

NET INCOME(LOSS)          $   126,195    $  (221,640)   $(2,759,765)
                          ===========    ===========    ===========

INCOME(LOSS)PER SHARE     $      0.01    $     (0.61)   $     (0.27)

Weighted average
 number of common
 shares and common
 shares equivalents
 outstanding.              10,294,999        365,888      10,294,999







The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                                        From May 20,
                                                        1994 (Date
                          Three Months   Three Months   of Incep-
                          Ended          Ended          tion) through
                          May 31         May 31         May 31
                          1998           1997           1998
                          -----------    -----------    -------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net Income(Loss)        $    126,195    $  (221,640)   $(2,759,765)
Adjustments to re-
 concile net loss to
 net Cash used by
 operating activity:
  Depreciation                  6,203          1,332         21,467
  Amortization                    199            199          3,195
 Common Stock issued
  for services                 37,938          8,750        462,438
 Marketable securities
  received on settlement     (271,500)       (12,000)      (283,500)
(Increase)decrease in:
  Advances                        241          7,136         (2,920)
  Organization cost                 -              -         (3,999)
  Interest receivable          (2,206)        (3,837)        (2,206)
  Inventory                   (20,000)             -        (20,000)
 Increase (decrease) in:
  Accounts payable              5,640          9,743         26,095
  Accrued expenses             58,143        136,506        926,621
                           ----------    -----------    -----------
NET CASH(USED) IN
 OPERATING ACTIVITIES         (59,148)       (73,811)    (1,632,576)
                           ----------    -----------    -----------
CASH FLOWS FROM IN-
 VESTING ACTIVITIES:
  Purchase of property
   and equipment               (3,710)      (17,498)       (126,047)
  Issuance of Notes                 -       (84,233)       (112,276)
                           ----------    -----------    -----------
NET CASH (USED) IN
 INVESTING ACTIVITIES          (3,710)     (101,731)       (238,323)
                           ----------    ----------     -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from:
   Related party loans         13,250       151,000         684,500
   Loans from others           30,000        22,000         632,000
   Issuance of Common Stock         -         2,500         506,500
   Issuance of RPC            300,000             -         367,500
  Repayment of Note                 -       (20,000)        (20,000)
                           ----------    ----------     -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES        343,250       175,500       2,170,500
                           ----------    ----------     -----------

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                                        From May 20,
                                                        1994 (Date
                          Three Months   Three Months   of Incep-
                          Ended          Ended          tion) through
                          May 31         May 31         May 31
                          1998           1997           1998
                          -----------    -----------    -------------

NET INCREASE
(DECREASE)IN CASH             280,392           (42)        299,601

CASH AT BEGINNING
OF PERIOD                      19,209         1,861               -
                          -----------    ----------     -----------
CASH AT END OF
PERIOD                    $   299,601    $    1,819     $   299,601
                          ===========    ===========    ===========
SUPPLEMENTARY
 INFORMATION:

 Interest paid            $     1,125              -    $     1,125
 Income taxes paid        $         -              -    $         -

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

During the year ending December 31, 1996, the Company converted Revenue Participation Certificates originally sold for $67,000 into 14,000 shares of Common Stock. The Company also issued shares as follows:

                                                     Common
                                              Amount         Shares
                                          -----------    ------------
Directors' fees                           $   125,000          16,667
Project consulting and research               100,750          16,500
Legal services relative to projects            50,000           5,000
                                          -----------    ------------
                                          $   275,750          38,167
                                          ===========    ============

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

During the year ending February 28, 1998, several debt holders converted their debt to stock. A summary of the debt converted to stock is as follows:

                                                     Common
                                              Amount         Shares
                                          -----------    ------------
   Accrued expenses                       $   216,500          30,925
   Accrued interest - related                  40,508          78,233
   Accrued interest - other                    45,546          87,960
   Notes payable - related                    410,918         793,619
   Notes payable - other                      455,659         880,039
                                          -----------    ------------
                                          $ 1,169,131       1,870,776
                                          ===========    ============

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

During the quarter ended May 31, 1998, the Company issued 190,120 shares of common stock for services and accrued expenses valued at $237,325. The Company issued 137,569 shares to six individuals for $12,000 of current and $165,387 of accrued project expense. The Company issued 10,625 shares to two individuals for consulting services valued at $25,938. The Company issued 38,626 shares for accrued compensation valued at $25,000, and issued an additional 3,300 shares for pre paid expenses valued at $9,000.





















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiary (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10Q-SB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended February 28, 1998.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of May 31, 1998, results of operations, and cash flows for the interim periods presented and from inception. Operating results for the three months ended May 31, 1998, are not necessarily indicative of the results that may be expected for the year ended February 28, 1999.

The Company has generated minimal revenue to date and is considered to be in the development stage.

NOTE B - INVESTMENT IN AFFILIATE

The Company owns 24% of, the Common Voting Stock and 55% of the Preferred Non-Voting Stock of Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar). Pesqamar, a Brazilian S/A, was formed to research, locate and salvage a shipwreck. In August of 1995, Pesqamar and Salvanav S.A., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS now conducts all operations on the shipwreck project. During 1996, the Company signed an agreement with CONPAS to provide the financing for the search phase of the shipwreck project in exchange for 30% of any gross proceeds. In addition, the Company owns the right to finance the recovery phase of the project for an additional 20% of the gross proceeds.

The Company is responsible for 100% of all search phase expenses. These expenses have been charged to operations as project expenses, therefore no investment in Pesqamar is reflected in these financial statements.

NOTE C - REVENUES

During the quarter ending May 31, 1998, the Company received a commission on the sale of artifacts purchased by Michaels Treasure Jewelry, Inc.("Michaels") and Vanderbuilt Square Corp("Vanderbuilt") from Seahawk Deep Ocean Technology, Inc. jointly with Seahawk I, Ltd.("Seahawk") pursuant to the Artifacts and Displays Purchase Agreement(the "Agreement") consummated between those parties (the "Parties").

The commission paid to Odyssey was $214,750 (10% of the proceeds to Seahawk plus $5,000). The commission payment was made by a combination of cash, inventory, and common stock as follows:

                                        Amount          Shares
                                      -----------    -----------
                      Cash            $   23,500
                      Inventory           20,000
                      Common stock       171,500      1,008,824
                                      -----------    -----------
                                      $  214,500      1,008,824

The common stock consists of restricted shares of Vanderbuilt originally valued at $0.17 per share. The purchase Agreement stipulates that Vanderbuilt shall register the stock within one year of the closing date which was March 19, 1998. Additionally, Vanderbuilt has granted all holders of the stock a Right to Put Stock during the one year period beginning twelve months after the closing date. If Vanderbuilt is successful in registering the stock within one year of the closing date, holders may put any or all shares of the stock to Vanderbuilt at $0.085 per share. In the event Vanderbuilt fails to register the shares by March 19, 1999, holders may put any or all shares of the stock to Vanderbuilt at $0.17 per share. Vanderbuilt shall purchase all shares put to it pursuant to this Agreement. The common stock is carried as a long-term marketable security at 50% of the quoted price at May 31, 1998. A provision for accumulated unrealized loss in investment has been reflected as a separate component in stockholders' equity for $108,449 as of May 31, 1998.

The inventory consists of raw emeralds recovered from the 1655 shipwreck of the Nuestra Senora de al Maravilla, with Certificates of Authenticity. The Company intends to market these items.

The Agreement stipulates a deferred payment to be made in August 1998 of which, if made, Odyssey will be entitled to a $20,000 cash payment. Revenue will be reflected at that time if received. The Company has no other deals or operations in progress from which it expects to receive revenue during the foreseeable future. Further revenue will depend upon the Company successfully locating, recovering, and selling trove from one of its shipwreck projects, or developing other marketing opportunities.

NOTE D - OTHER INCOME AND EXPENSE

During May 1998, the Company executed the First Amendment to the Pesqamar Joint Venture Agreement ("Amendment") with Seahawk Deep Ocean Technology, Inc. wherein the two investors in Pesquisas Arqueologicas Maritimas, S. A.(Pesqamar) revised the ownership, sharing of administrative costs of Pesqamar, and debt owed to Odyssey under the original agreement. Under the original agreement Odyssey had billed Seahawk $153,018 for their 50% share of costs, and had provided a 100% provision for doubtful accounts. Under terms of the Amendment, Odyssey will assume responsibility for 100% of the administrative costs of Pesqamar, and consider the $153,018 debt to be paid in full in exchange for 1,000,000 shares of common stock of Vanderbuilt Square Corp (See Note C). Additionally, Odysseys percentage of ownership in the Preferred Non Voting Shares of Pesqamar increased to 55%.

Other income was recorded on the books for the fair value of the Vanderbuilt common stock as a $100,000 recovery of bad debt. Additionally, a provision for accumulated unrealized loss in investment has been reflected as a separate component in stockholders' equity for $37,500 as of May 31, 1998.

NOTE E - MARKETABLE SECURITIES

The current portion of marketable securities held by the Company consist of 100,000 shares of Seahawk Deep Ocean Technology, Inc. Common Stock. These shares which had an original cost of $40,000, are deemed available for sale and had a fair market value of $12,500 on May 31, 1998. A provision for accumulated unrealized loss in investment on these shares has been reflected as a separate component in stockholders' equity for $27,500 as of May 31, 1998.

The Company also holds a number of restricted shares of common stock which are included in the balance sheet as "Marketable securities held long term". A provision for accumulated unrealized loss in investment has been reflected as a separate component in stockholders' equity for $151,698 against the carrying value of these shares as of May 31, 1998.

A detail of the book value of the Marketable Securities and Unrealized loss in investment is set out in the table below:

Class of Security                      Original
Issuer                      Shares      Value     Provision    Book Value
----------------------    ----------   ---------  ---------    ----------
Current Marketable
 Securities
   Seahawk Deep Ocean                             ---------    ----------
     Technology, Inc.        100,000   $  40,000  $  27,500    $   12,500

Long Term Marketable
 Securities
  Seahawk Deep Ocean
    Technology, Inc.         100,000   $  12,000  $   5,750    $    6,250
  Vanderbuilt Square
    Corp.                  1,008,824     171,500    108,448        63,052
  Vanderbuilt Square
    Corp.                  1,000,000     100,000     37,500        62,500
                                                  ---------    ----------
                                                  $ 151,698    $  131,802
Total Unrealized Loss                             ---------
  in Investment                                   $ 179,198
                                                  =========

NOTE F - REVENUE PARTICIPATION CERTIFICATES

The Company has sold through a private placement of Convertible Revenue Participation Certificates ("RPC's") the right to share in future revenues of the Company related to the "Cambridge Project." Each RPC entitles the holder to receive a percentage of the Gross Revenues received by the Company from the Cambridge Project which are defined as all cash proceeds payable to the Company as a result of the Cambridge Project, less any amounts paid to the

British Government or their designee(s); provided, however, that all funds received by the Company to finance the project are excluded from Gross Revenue.

Assuming that a total of $600,000 is received from the sale of RPC's the owners of the RPC's, as a group, will receive a percentage of all Gross Revenues, if any from the Cambridge Project in accordance with the following schedule:

            Gross                          RPC Holders
            Revenue                         Percentage
            -------------------            -----------
            $0 - 600,000                      100.00 %
            $600,000 - 4 million                0.00 %
            $4 - 35 million                    18.00 %
            above $35 million                   9.00 %

Distributions will be made to each certificate holder within 15 days from the end of each quarterly reporting period in which the Company receives any cash proceeds from, or as a result of, the Cambridge Project.

Additionally each RPC ($50,000) may be converted into 16,666 shares of the Company's common stock at any time prior to June 30th, 2000 or within 10 days of receipt of the "Notice of First Distribution", whichever occurs first. The RPC's and any stock that it may be converted for constitute restricted securities.

As of May 31, 1998 the Company had sold $300,000 of RPC's which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method.

NOTE G - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at May 31, 1998 consist of:

   Unsecured 10% note payable to the family member of
     an officer due August 31, 1998.                       $   87,727
   Unsecured 15% note payable to an officer due
     August 31, 1998.                                          85,290
   Unsecured 15% note payable to a director due
     August 31, 1998.                                         104,703
   Unsecured 15% note payable to a director due
     August 31, 1998.                                          78,111
   Unsecured 15% note payable to the family member of an
     officer due January 1999. The note can be converted
     to Common Stock for $3 per share and is personally
     guaranteed by the officer.                                30,000
                                                           ----------
                                                           $  385,831
                                                           ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

Participation and Vessel Charter Agreement

The Company entered into a Participation and Vessel Charter Agreement on May 26th, 1998, with Seahawk Deep Ocean Technology, Inc. wherein Seahawk will provide the vessel R/V Seahawk, equipment, and crew necessary to conduct a side scan survey over an area of approximately 100 square miles, and provide for ten days inspection of anomalies as directed by the Odyssey project manager. Seahawk delivered the vessel on July 9th. Survey operations are to begin on or about July 13th and continue until completed. As payment for the services Odyssey has agreed to pay Seahawk $215,000, payable in part upon delivery of the vessel and subsequently for completed operations. As additional payment for the services Seahawk will be paid 5% of the gross proceeds which Odyssey receives from the sale or rental of any cargoes or artifacts recovered from the search area, or any other area which Odyssey shall direct Seahawk to search in conjunction with the project.

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

NOTE I - GOING CONCERN CONSIDERATION

The Company, a development stage enterprise, has incurred net losses of $2,759,765. At May 31, 1998 the Company had negative working capital as indicated by current liabilities exceeding current assets by $541,651. Management is currently raising funds for the financing of a shipwreck project and operating expenses through a private placement offering of Revenue Participation Certificates. Management intends to raise additional funds through the sale of debt or equity to finance future shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in the Company's Form 10-KSB for the year ended February 28, 1998.

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

As of the filing of this Report, the Company had sold $387,500 out of a total of $600,000 of Convertible Revenue Participation Certificates (the "Certificates") in order to finance the search and identification phase of the Cambridge Project and to provide additional working capital. The Company intends to continue offering the remaining $212,500 of Certificates until they are all sold or July 31, 1998, whichever occurs first. Management believes the Cambridge Project search operation will cost approximately $275,000 and the remaining funds will be used to pay for general corporate overhead and expenses.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None

ITEM 2.  Changes in Securities.

         On April 21, 1998, the Company issued a total of 184,620 shares to 8 persons for services and accrued expenses. The shares of the Company's common stock which were issued pursuant to this transaction were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The persons to whom such securities were issued were employees or consultants to the Company and existing shareholders who made an informed investment decision and had access to material information regarding the Company. The Company believes that such persons had information regarding the Company. The Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the Company's common stock in connection with these transactions. The certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 3.  Defaults upon Senior Securities.

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ODYSSEY MARINE EXPLORATION, INC.


Date: July 14, 1998             By:/s/ David A. Morris
                                   David A. Morris, Chief Financial Officer