Form 10QSB
period 1998-08-31
ODYSSEY MARINE EXPLORATION INC
filed 1998-10-13
CIK 798528

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

                        Commission File Number 0-26136

                       ODYSSEY MARINE EXPLORATION, INC.
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

                  [ X ]  Yes          [   ]  No

As of September 30, 1998, the Registrant had 10,294,999 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                      INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     August 31, 1998 ...........................................      3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended August 31, 1998, and Three Months
     Ended August 31, 1997 .....................................      4

     Unaudited Consolidated Statements of Operations, Six Months
     Ended August 31, 1998, Six Months Ended August 31, 1997 and
     and from May 20,1994 (Date of Inception) through August 31,
     1998 ......................................................      5

     Unaudited Consolidated Statement of Cash Flows, Six
     Months Ended August 31, 1998, Six Months Ended
     August 31, 1997, and from May 20,1994 (Date of Inception)
     through August 31, 1998 ....................................   6 - 8

     Notes to Consolidated Financial Statements..................   9 - 13

Item 2. Management's Plan of Operation...........................     14

Part II: Other Information.......................................     15

     Item 1.  Legal Proceedings..................................     15

     Item 2.  Change in Securities...............................     15

     Item 3.  Defaults Upon Senior Securities....................     15

     Item 4.  Submission of Matters to a Vote
              of Security Holders................................     15

     Item 5.  Other Information..................................     15

     Item 6.  Exhibits and Reports on Form 8-K...................     15

Signatures ......................................................     16

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET - Unaudited
                                                            August 31,1998
ASSETS                                                      --------------
CURRENT ASSETS
  Cash                                                         $   107,102
  Marketable securities                                              7,000
  Advances and prepaid expense                                       1,363
  Inventory                                                         20,000
                                                               -----------
          Total current assets                                     135,465

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    135,909
  Accumulated depreciation                                         (27,940)
                                                               -----------
                                                                   107,969
OTHER ASSETS
  Organization costs, net of
     accumulated amortization of $3,395                                604
  Marketable securities held long term                              88,875
  Loans receivable from related parties                            120,938
  Deposits                                                           1,209
                                                               -----------
                                                                   211,626
                                                               -----------
                                                               $   455,060
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $    25,222
  Accrued expenses                                                 403,082
  Notes payable to related parties                                 371,831
                                                               -----------
            Total current liabilities                              800,135

LONG TERM LIABILITIES
   Deferred RPC Income                                             600,000

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value; 10,000,000
     shares authorized; no shares issued or outstanding                  -
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 10,294,999 issued and outstanding                   1,029
  Additional paid-in capital                                     2,443,928
  Accumulated unrealized loss in investment                       (227,625)
  Excess of expenses over revenues during development stage     (3,162,407)
                                                               -----------
            Total Stockholders' deficiency                        (945,075)
                                                               -----------
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIENCY                   $   455,060
                                                               ===========



The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                     Three Months   Three Months
                                     Ended          Ended
                                     August 31      August 31
                                     1998           1997
                                     -----------    -----------

REVENUES                             $         -    $         -

OPERATING EXPENSES
 Project Development                      12,146          6,174
 Project Operations                      248,792         11,315
 Marketing                                20,951              -
                                     -----------    -----------
 Total Operating
  Expenses                               281,889         17,489

GENERAL AND
 ADMINISTRATIVE
 EXPENSES                                101,808        234,276
                                     -----------    -----------
INCOME(LOSS)FROM
 OPERATIONS                             (383,697)      (251,765)

OTHER INCOME
 OR (EXPENSE)
  Interest Income                          3,285          9,281
  Interest Expense                       (22,220)       (79,587)
 Total other Income                  -----------    -----------
  or (expense)                           (18,935)       (70,306)
                                     -----------    -----------

NET INCOME(LOSS)                     $  (402,632)   $  (322,071)
                                     ===========    ===========

INCOME(LOSS)PER SHARE                $     (0.04)   $     (0.22)

Weighted average
 number of common
 shares and common
 shares equivalents
 outstanding.                         10,294,999      1,432,687











The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
                                                        From May 20,
                                                        1994 (Date
                          Six Months     Six Months     of Incep-
                          Ended          Ended          tion) through
                          August 31      August 31      August 31
                          1998           1997           1998
                          -----------    -----------    -----------

REVENUES                  $   214,750    $         -    $   228,250

OPERATING EXPENSES
 Project Development           55,964         15,493        692,420
 Project Operations           256,324         63,288      1,019,993
 Marketing                     42,214              -        112,137
                          -----------    -----------    -----------
 Total Operating
  Expenses                    354,502         78,781      1,824,550

GENERAL AND
 ADMINISTRATIVE
 EXPENSES                     210,357        357,509      1,520,594
                          -----------    -----------    -----------
INCOME(LOSS)FROM
 OPERATIONS                  (350,109)      (436,290)    (3,116,894)

OTHER INCOME
 OR (EXPENSE)
  Interest Income               5,568              -         13,429
  Interest expense            (31,905)       (94,768)      (158,880)
  Other                       100,000         31,016         99,938
 Total other income       -----------    -----------    -----------
  or (expense)                 73,663        (63,752)       (45,513)
                          -----------    -----------    -----------

NET INCOME(LOSS)          $  (276,446)   $  (500,042)   $(3,162,407)
                          ===========    ===========    ===========

INCOME(LOSS)PER SHARE     $     (0.03)   $     (0.35)   $     (0.31)

Weighted average
 number of common
 shares and common
 shares equivalents
 outstanding.              10,294,999      1,432,687    10,294,999










The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                                        From May 20,
                                                        1994 (Date
                          Six Months     Six Months     of Incep-
                          Ended          Ended          tion) through
                          August 31      August 31      August 31
                          1998           1997           1998
                          -----------    -----------    -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net Income(Loss)         $  (276,446)   $  (500,042)   $(3,162,407)
Adjustments to re-
 concile net loss to
 net Cash used by
 operating activity:
  Depreciation                 12,677          2,699         27,940
  Amortization                    399            399          3,395
 Common Stock issued
  for services                 46,938          8,750        471,438
 Marketable securities
  received on settlement     (271,500)       (12,000)      (283,500)
(Increase)decrease in:
  Advances                        587         16,067         (2,572)
  Accounts receivable               -            (61)             -
  Organization cost                 -              -         (3,999)
  Interest receivable          (8,662)             -         (8,662)
  Inventory                   (20,000)             -        (20,000)
 Increase (decrease) in:
  Accounts payable              4,768         (5,469)        25,222
  Accrued expenses             68,455         93,618        936,932
                          -----------    -----------    -----------
NET CASH(USED) IN
 OPERATING ACTIVITIES        (442,784)      (396,039)    (2,016,213)
                          -----------    -----------    -----------
CASH FLOWS FROM IN-
 VESTING ACTIVITIES:
  Purchase of property
   and equipment              (13,573)       (18,193)      (135,909)
  Issuance of Notes                 -              -       (112,276)
                           ----------    -----------    -----------
NET CASH (USED) IN
 INVESTING ACTIVITIES         (13,573)       (18,193)      (248,185)
                           ----------    -----------    -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from:
   Related party loans         13,250       201,000         684,500
   Loans from others           30,000       272,000         632,000
   Issuance of Common Stock         -         2,500         506,500
   Issuance of RPC            600,000             -         667,500
  Repayment of Note           (99,000)      (20,000)       (119,000)
                           ----------    ----------     -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES        544,250       455,500       2,371,500
                           ----------    ----------     -----------

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                                        From May 20,
                                                        1994 (Date
                          Six Months     Six Months     of Incep-
                          Ended          Ended          tion) through
                          August 31      August 31      August 31
                          1998           1997           1998
                          -----------    -----------    -----------

NET INCREASE
(DECREASE)IN CASH              87,893         41,268        107,102
CASH AT BEGINNING
OF PERIOD                      19,209          1,861              -
                          -----------    -----------    -----------
CASH AT END OF
PERIOD                    $   107,102    $    43,129    $   107,102
                          ===========    ===========    ===========
SUPPLEMENTARY
 INFORMATION:

 Interest paid            $     2,250              -    $     2,250
 Income taxes paid        $         -              -    $         -

Summary of significant non cash transactions

During the year ended December 31, 1994 the Company issued 160,000 shares of Common Stock for 100,000 shares of Seahawk Deep Ocean Technology, Inc. Common Stock valued at $40,000.

During the year ended December 31, 1995 the Company issued 10,000 shares of Common Stock for consulting and research services valued at $55,000, and also issued 2,000 shares for legal services of $10,000.

During the year ended December 31, 1996, the Company converted Revenue Participation Certificates originally sold for $67,000 into 14,000 shares of Common Stock. The Company also issued shares as follows:

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

During the year ended February 28, 1998, several debt holders converted their debt to stock. A summary of the debt converted to stock is as follows:

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

The Company issued approximately 7,500,000 common shares to the stockholders of Remarc International, Inc. ("Remarc")for 100% of Remarc's outstanding Common Stock in a reverse acquisition. The Company also issued 180,000 shares of Common Stock for consulting services related to the reverse acquisition.

During the six months ended August 31, 1998, the Company issued 190,120 shares of common stock for services and accrued expenses valued at $237,325. The Company issued 137,569 shares to six individuals for $12,000 of current and $165,387 of accrued project expense. The Company issued 10,625 shares to two individuals for consulting services valued at $25,938. The Company issued 38,626 shares for accrued compensation valued at $25,000, and issued an additional 3,300 shares for pre paid expenses valued at $9,000.






















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10Q-SB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended February 28, 1998.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of August 31, 1998, results of operations, and cash flows for the interim periods presented and from inception. Operating results for the three months and six months ended August 31, 1998, are not necessarily indicative of the results that may be expected for the year ended February 28, 1999.

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

NOTE C - REVENUES

During the six months ending August 31, 1998, the Company received a commission on the sale of artifacts purchased by Michaels Treasure Jewelry, Inc. ("Michaels") and Vanderbuilt Square Corp ("Vanderbuilt") from Seahawk Deep Ocean Technology, Inc. jointly with Seahawk I, Ltd. ("Seahawk") pursuant to the Artifacts and Displays Purchase Agreement (the "Agreement") consummated between those parties (the "Parties").

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

The common stock consists of restricted shares of Vanderbuilt originally valued at $0.17 per share. The purchase Agreement stipulates that Vanderbuilt will register the stock within one year of the closing date, which was March 19, 1998. Additionally, Vanderbuilt has granted all holders of the stock a Right to Put Stock during the one year period beginning twelve months after the closing date. If Vanderbuilt is successful in registering the stock within one year of the closing date, holders may put any or all shares of the stock to Vanderbuilt at $0.085 per share. In the event Vanderbuilt fails to register the shares by March 19, 1999, holders may put any or all shares of the stock to Vanderbuilt at $0.17 per share. Vanderbuilt is required to purchase all shares put to it pursuant to this Agreement. The common stock is carried as a long-term marketable security at 50% of the quoted price at August 31, 1998. A provision for accumulated unrealized loss in investment has been reflected as a separate component in stockholders' equity for $128,625 as of August 31, 1998.

The inventory consists of raw emeralds recovered from the 1655 shipwreck of the Nuestra Senora de al Maravilla, with Certificates of Authenticity. The Company intends to market these items.

The Agreement stipulates a deferred payment which, if made, will entitle Odyssey to a $20,000 cash payment, however, none of the deferred revenue was received during the period ended August 31, 1998, but $10,000 was received during September 1998. Revenue will be reflected at that time when received. The Company has no other deals or operations in progress from which it expects to receive revenue during the foreseeable future. Further revenue will depend upon the Company successfully locating, recovering, and selling trove from one of its shipwreck projects, or developing other marketing opportunities.

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

Other income was recorded on the books for the fair value of the Vanderbuilt common stock as a $100,000 recovery of bad debt. Additionally, a provision for accumulated unrealized loss in investment has been reflected as a separate component in stockholders' equity for $57,500 as of August 31, 1998.

NOTE E - MARKETABLE SECURITIES

The current portion of marketable securities held by the Company consists of 100,000 shares of Seahawk Deep Ocean Technology, Inc. Common Stock. These shares which had an original cost of $40,000, are deemed available for sale and had a fair market value of $7,000 on August 31, 1998. A provision for accumulated unrealized loss in investment on these shares has been reflected as a separate component in stockholders' equity for $33,000 as of August 31, 1998.

The Company also holds a number of restricted shares of common stock, which are included in the balance sheet as "Marketable securities held long term". A provision for accumulated unrealized loss in investment has been reflected as a separate component in stockholders' equity for $194,625 against the carrying value of these shares as of August 31, 1998.

A detail of the book value of the Marketable Securities and Unrealized loss in investment is set out in the table below:

Class of Security                      Original
Issuer                      Shares      Value     Provision    Book Value
----------------------    ----------   ---------  ---------    ----------
Current Marketable
 Securities
   Seahawk Deep Ocean                             ---------    ----------
     Technology, Inc.        100,000   $  40,000  $  33,000    $    7,000

Long Term Marketable
 Securities
  Seahawk Deep Ocean
    Technology, Inc.         100,000   $  12,000  $   8,500    $    3,500
  Vanderbuilt Square
    Corp.                  1,008,824     171,500    128,625        42,875
  Vanderbuilt Square
    Corp.                  1,000,000     100,000     57,500        42,500
                                                  ---------    ----------
                                                  $ 194,625    $   88,875
Total Unrealized Loss                             ---------
  in Investment                                   $ 227,625
                                                  =========

NOTE F - REVENUE PARTICIPATION CERTIFICATES

The Company has sold through a private placement of Convertible Revenue Participation Certificates ("RPC's") the right to share in future revenues of the Company related to the "Cambridge Project." Each RPC entitles the holder to receive a percentage of the Gross Revenues received by the Company from the Cambridge Project. Gross Revenues are defined as all cash proceeds payable to the Company as a result of the Cambridge Project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by the Company to finance the project are excluded from Gross Revenue.

The Company sold a total of $600,000 of RPC's. Therefore, the owners of the RPC's, as a group, will receive a percentage of all Gross Revenues, if any from the Cambridge Project in accordance with the following schedule:

            Gross                          RPC Holders
            Revenue                         Percentage
            -------------------            -----------
            $0 - 600,000                      100.00 %
            $600,000 - 4 million                0.00 %
            $4 - 35 million                    18.00 %
            above $35 million                   9.00 %

Distributions will be made to each certificate holder within 15 days after the end of each quarterly reporting period in which the Company receives any cash proceeds from, or as a result of, the Cambridge Project.

Additionally, each RPC ($50,000) may be converted into 16,666 shares of the Company's common stock at any time prior to June 30th, 2000 or within 10 days of receipt of the "Notice of First Distribution", whichever occurs first. The RPC's and any stock that it may be converted for constitute restricted securities.

As of August 31, 1998 the Company had sold $600,000 of RPC's which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method.

NOTE G - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at August 31, 1998 consist of:

   Unsecured 10% note payable to the family member of
     an officer due August 31, 1999                        $   87,727
   Unsecured 15% note payable to an officer due
     August 31, 1999                                           71,290
   Unsecured 15% note payable to a director due
     August 31, 1999                                          104,703
   Unsecured 15% note payable to a director due
     August 31, 1999                                           78,111
   Unsecured 15% note payable to the family member of an
     officer due January 1999. The note can be converted
     to Common Stock for $3 per share and is personally
     guaranteed by the officer.                                30,000
                                                           ----------
                                                           $  371,831
                                                           ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

Participation and Vessel Charter Agreement

The Company entered into a Participation and Vessel Charter Agreement on May 26th, 1998, with Seahawk Deep Ocean Technology, Inc. wherein Seahawk will provide the vessel R/V Seahawk, equipment, and crew necessary to conduct a side scan survey over an area of approximately 100 square miles, and provide for ten days inspection of anomalies as directed by the Odyssey project manager. Seahawk delivered the vessel on July 9th. Survey operations began on or about July 13th and will continue until completed. As payment for the services Odyssey has agreed to pay Seahawk $215,000, payable in part upon delivery of the vessel and subsequently for completed operations. As additional payment for the services Seahawk will be paid 5% of the gross proceeds which Odyssey receives from the sale or rental of any cargoes or artifacts recovered from the search area, or any other area which Odyssey shall direct Seahawk to search in conjunction with the project.

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

NOTE I - GOING CONCERN CONSIDERATION

The Company, a development stage enterprise, has incurred net losses of $3,162,407. At August 31, 1998 the Company had negative working capital as indicated by current liabilities exceeding current assets by $664,670. Management recently raised $600,000 for the financing of a shipwreck project and operating expenses through a private placement offering of Revenue Participation Certificates. Management intends to raise additional funds through the sale of debt or equity to finance future shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company expects to derive substantially all of its revenue through the sale and/or display of artifacts, including replicas, and cargoes that the Company plans to recover from various shipwrecks. Therefore, until the Company is successful in locating, recovering and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet its cash flow requirements. To date, the Company has conducted private placements of debt and equity to meet its financial obligations, the majority of which have been purchased by the officers and directors. The Company intends to continue to offer private placements of equity, debt or project participation to fund its various projects and corporate overhead.

For the next twelve months, the Company anticipates spending approximately $35,000 per month to pay salaries and general office expenses. In addition, the Company intends to complete the search phase of the Cambridge Project and, subject to final negotiations concerning financing, continue the search phase of the Concepcion Project.

On September 17th, 1998, in conjunction with the Cambridge Project, the Company located what it believes to be a Phoenician shipwreck that sank in the 4th or 5th century BC. The Company intends to seek financing for the recovery of this shipwreck and hopes to begin recovery during early 1999. Once the shipwreck is recovered and conserved, the Company believes it can generate income by leasing the artifact collection to museums.

The Company also believes search operations will resume on the Concepcion Project during late 1998 or early 1999. The Company intends to finance this operation through the sale of equity, revenue participation or debt. There can be no assurance of the Company's ability to secure this financing which could cause a delay or cancellation of the project.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None

ITEM 2.  Changes in Securities.

         During the three months ended August 31, 1998, the Company sold a total of $600,000 of revenue participation certificates ("RPC's"). The RPC's provide the holders with the right to receive a percentage of gross revenues received by the Company from the Cambridge Project. The RPC's were sold to 20 investors pursuant to the exemption provided by Rule 506. The investors were provided with information regarding their investment, and the Company believes that such person had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the RPC's bear an appropriate legend restricting the transfer of such securities.

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

                                ODYSSEY MARINE EXPLORATION, INC.


Date: October 14, 1998          By:/s/ David A. Morris
                                   David A. Morris, Chief Financial Officer