Form 10QSB
period 1998-11-30
ODYSSEY MARINE EXPLORATION INC
filed 1999-01-13
CIK 798528

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 1998

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

                  [ X ]  Yes          [   ]  No

As of December 31, 1998, the Registrant had 10,294,999 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                     INDEX


Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     November 30, 1998 ...........................................        3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended November 30, 1998, and Three Months
     Ended November 30, 1997 .....................................        4

     Unaudited Consolidated Statements of Operations, Nine Months
     Ended November 30, 1998, Nine Months Ended November 30, 1997 and
     and from May 20,1994 (Date of Inception) through November 30,
     1998 ........................................................        5

     Unaudited Consolidated Statement of Cash Flows, Nine
     Months Ended November 30, 1998, Nine Months Ended
     November 30, 1997, and from May 20,1994 (Date of Inception)
     through November 30, 1998 ..................................     6 - 7

     Notes to Consolidated Financial Statements..................         8

Item 2. Management's Plan of Operation...........................     8 - 10

Part II: Other Information.......................................        11

     Item 1.  Legal Proceedings..................................        11

     Item 2.  Change in Securities...............................        11

     Item 3.  Defaults Upon Senior Securities....................        11

     Item 4.  Submission of Matters to a Vote
              of Security Holders................................        11

     Item 5.  Other Information..................................        11

     Item 6.  Exhibits and Reports on Form 8-K...................        11

Signatures ......................................................        11

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET - Unaudited
                                                            November 30,1998
ASSETS                                                      ----------------
CURRENT ASSETS
  Cash                                                         $    19,755
  Marketable securities                                              3,325
  Advances and prepaid expense                                       1,185
  Inventory                                                         20,000
                                                               -----------
          Total current assets                                      44,265

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    140,222
  Accumulated depreciation                                         (34,825)
                                                               -----------
                                                                   105,397
OTHER ASSETS
  Organization costs, net of
     accumulated amortization of $3,595                                404
  Marketable securities held long term                             202,633
  Loans receivable from related parties                            125,900
  Deposits                                                           3,240
                                                               -----------
                                                                   332,177
                                                               -----------
                                                               $   481,839
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $    28,906
  Accrued expenses                                                 464,582
  Notes payable to related parties                                 373,042
  Notes payable other                                               25,000
                                                               -----------
            Total current liabilities                              891,530

LONG TERM LIABILITIES
   Deferred RPC Income                                             662,500

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value; 10,000,000
     shares authorized; no shares issued or outstanding                  -
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 10,294,999 issued and outstanding                   1,029
  Additional paid-in capital                                     2,443,928
  Accumulated unrealized loss in investment                       (115,542)
  Excess of expenses over revenues during development stage     (3,401,605)
                                                               -----------
            Total Stockholders' deficiency                      (1,072,190)
                                                               -----------
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIENCY                   $   481,839
                                                               ===========

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                     Three Months   Three Months
                                     Ended          Ended
                                     November 30    November 30
                                     1998           1997
                                     -----------    -----------

REVENUES                             $    20,000    $     6,750

OPERATING EXPENSES
 Project Development                      18,104          6,071
 Project Operations                      127,668        115,546
 Marketing                                27,485
                                     -----------    -----------
 Total Operating
  Expenses                               173,257        121,617

GENERAL AND
 ADMINISTRATIVE
 EXPENSES                                 73,465        183,434
                                     -----------    -----------
INCOME(LOSS)FROM
 OPERATIONS                             (226,722)      (298,301)

OTHER INCOME
 OR (EXPENSE)
  Interest Income                          2,572              -
  Interest Expense                       (13,423)        (5,355)
  Other                                   (1,625)        19,470
 Total other Income                  -----------    -----------
  or (expense)                           (12,476)        14,115
                                     -----------    -----------

NET INCOME(LOSS)                     $  (239,198)   $  (284,186)
                                     ===========    ===========

INCOME(LOSS)PER SHARE                $     (0.02)   $     (0.07)

Weighted average
 number of common
 shares and common
 shares equivalents
 outstanding.                         10,294,999      4,294,282







The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
                                                        From May 20,
                                                        1994 (Date
                          Nine Months    Nine Months    of Incep-
                          Ended          Ended          tion) through
                          November 30    November 30    November 30
                          1998           1997           1998
                          -----------    -----------    -----------

REVENUES                  $   234,750    $     6,750    $   248,250

OPERATING EXPENSES
 Project Development           74,068         18,064        710,524
 Project Operations           383,991        182,334      1,147,660
 Marketing                     69,700                       139,623
                          -----------    -----------    -----------
 Total Operating
  Expenses                    527,759        200,398      1,997,807

GENERAL AND
 ADMINISTRATIVE
 EXPENSES                     283,812        541,003      1,594,059
                          -----------    -----------    -----------
INCOME(LOSS)FROM
 OPERATIONS                  (576,831)      (734,651)    (3,343,616)

OTHER INCOME
 OR (EXPENSE)
  Interest Income               8,140          5,509         16,001
  Interest expense            (45,328)      (100,123)      (172,303)
  Other                        98,375         44,977         98,313
 Total other income       -----------    -----------    -----------
  or (expense)                 61,187        (49,637)       (57,989)
                          -----------    -----------    -----------

NET INCOME(LOSS)          $  (515,644)   $  (784,288)   $(3,401,605)
                          ===========    ===========    ===========

INCOME(LOSS)PER SHARE     $     (0.05)   $     (0.18)   $     (0.33)

Weighted average
 number of common
 shares and common
 shares equivalents
 outstanding.              10,294,999      4,276,282    10,294,999






The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                                        From May 20,
                                                        1994 (Date
                          Nine Months    Nine Months    of Incep-
                          Ended          Ended          tion) through
                          November 30    November 30    November 30
                          1998           1997           1998
                          -----------    -----------    -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net Income(Loss)         $  (515,644)  $  (784,288)   $(3,401,605)
Adjustments to reconcile
 net loss to net Cash used
 by operating activity:
  Depreciation                 19,562          7,439         34,826
  Amortization                    599            599          3,595
 Common Stock issued
  for services                 46,938          8,750        471,438
 Loss on sale of
  marketable securities         1,625              -          1,625
 Marketable securities
  received on settlement     (271,500)       (12,000)      (283,500)
(Increase)decrease in:
  Advances                      1,264          9,316         (4,425)
  Accounts receivable               -            (61)             -
  Organization cost                 -              -         (3,999)
  Interest receivable         (13,624)             -        (13,624)
  Inventory                   (20,000)             -        (20,000)
 Increase (decrease) in:
  Accounts payable              8,451        (10,407)        28,906
  Accrued expenses            129,944        186,031        998,432
NET CASH(USED) IN         -----------    -----------    -----------
 OPERATING ACTIVITIES        (614,904)      (573,807)    (2,188,332)
                          -----------    -----------    -----------
CASH FLOWS FROM IN-
 VESTING ACTIVITIES:
  Purchase of property
   and equipment              (17,885)       (87,340)      (140,222)
  Issuance of Notes                 -              -       (112,276)
NET CASH (USED) IN         ----------    -----------    -----------
 INVESTING ACTIVITIES         (17,885)       (87,340)      (252,498)
                           ----------    -----------    -----------









The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                                        From May 20,
                                                        1994 (Date
                          Nine Months    Nine Months    of Incep-
                          Ended          Ended          tion) through
                          November 30    November 30    November 30
                          1998           1997           1998
                          -----------    -----------    -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from:
   Related party loans         13,250       392,000         684,500
   Loans from others           55,000       297,000         657,000
   Issuance of Common Stock         -         2,500         506,500
   Sale of marketable
    Securities                    375             -             375
   Issuance of RPC            662,500             -         730,000
  Repayment of Note           (97,790)      (20,000)       (117,790)
NET CASH PROVIDED BY       ----------    ----------     -----------
  FINANCING ACTIVITIES        633,335       671,500       2,460,585
                           ----------    ----------     -----------

NET INCREASE
 (DECREASE)IN CASH                546         10,353         19,755
CASH AT BEGINNING
 OF PERIOD                     19,209          1,861              -
                          -----------    -----------    -----------
CASH AT END OF
 PERIOD                   $    19,755    $    12,214    $    19,755
                          ===========    ===========    ===========



SUPPLEMENTARY
 INFORMATION:

 Interest paid            $     3,375              -    $     3,375
 Income taxes paid        $         -              -    $         -

Summary of significant non cash transactions

There were no significant non cash transactions during the three months ending November 30, 1998.








The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10Q-SB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended February 28, 1998, and the interim reports filed since February 28, 1998.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of November 30, 1998, results of operations, and cash flows for the interim periods presented and from inception. Operating results for the three months and nine months ended November 30, 1998, are not necessarily indicative of the results that may be expected for the year ended February 28, 1999.

The Company has generated minimal revenue to date and is considered to be in the development stage.

NOTE B - REVENUE PARTICIPATION CERTIFICATES

During October 1998, the Company extended the Cambridge RPC offering by $400,000 of which $62,500 were subsequently sold. Additionally, the reserve for recovery was altered to $3 million dollars. Thus, the percentage of revenue participation to each certificate holder remained unaltered.

NOTE C - GOING CONCERN CONSIDERATION

The Company, a development stage enterprise, has incurred net losses of $3,401,605. At November 30, 1998 the Company had negative working capital as indicated by current liabilities exceeding current assets by $847,264. Management intends to raise additional funds through the sale of debt or equity to finance future shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company expects to derive substantially all of its income through five major areas: (i) the sale of sponsorship rights; (ii) the sale of intellectual property rights; (iii) the sale of cargo; (iv) the sale of replicas and merchandise; and (v) the operation of exhibits featuring the company's projects.

The Company is currently seeking a sponsor for the Melkarth Project and is negotiating the sale of intellectual property rights for the Melkarth and Cambridge projects. The revenue from these sources is not expected to meet the Company's total cash requirements. Therefore, it will be dependent upon investment capital to meet its cash flow requirements. To date, the Company has conducted private placements of debt and equity to meet its financial obligations, a large portion of which has been purchased by the officers and directors. The Company intends to continue to offer private placements of equity, debt or project participation to fund its various projects and corporate overhead.

On September 17th, 1998, in conjunction with the Cambridge Project, the Company located what it believes to be a Phoenician shipwreck that sank in the 4th or 5th century BC. This shipwreck is now known as the "Melkarth". The Company is currently seeking financing for the recovery of this shipwreck and hopes to begin recovery during early 1999. Once the shipwreck is recovered and conserved, the Company believes it can generate income by leasing the artifact collection to museums or operating a travelling exhibit.

For the next twelve months, the Company anticipates spending approximately $50,000 per month to pay salaries and general office expenses. In addition, the Company intends to complete the search phase of the Cambridge Project, and begin the recovery phase of the Cambridge and/or Melkarth project.

Subject to final negotiations concerning financing, the Company plans to continue search operations on the Concepcion Project during early 1999. The Company intends to finance this operation through the sale of equity, revenue participation or debt. There can be no assurance of the Company's ability to secure this financing which could cause a delay or cancellation of the project.

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

YEAR 2000 COMPLIANCE

The Company has reviewed the effect that the year 2000 will have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information.

The Company's computer systems are used primarily for basic accounting, word processing, spreadsheet applications, and access to the internet and world wide web.

The Company uses four PC computers with year 2000 compliant hardware. The Company does not depend on any specialized computer hardware, that may become non-functional due to Y2K problems.

The Company has investigated potential problems with software used by the
Company for the management of it's business and communications.   The Company
utilizes very common software packages all of which are relatively new. Potential problems with software compliance have been addressed by all of the software package vendors and will be averted by installation of updates scheduled to be provided in the first quarter of 1999. There will be no additional cost incurred to access these updates.

The financial service industry is required to meet key milestone dates for testing, reprogramming, and implementation of any new systems that are set well in advance of Year 2000. The Company believes that there will be no significant adverse effect on its operations or accounting records related to the year 2000.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None

ITEM 2.  Changes in Securities.

         During the three months ended November 30, 1998, the Company sold an additional $62,500 of revenue participation certificates ("RPC's"). The RPC's provide the holders with the right to receive a percentage of gross revenues received by the Company from the Cambridge Project. The RPC's were sold pursuant to the exemption provided by Rule 506 to three investors who had previously purchased units in the offering. The investors were provided with information regarding their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the RPC's bear an appropriate legend restricting the transfer of such securities.

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

                                ODYSSEY MARINE EXPLORATION, INC.


Date: January 14, 1999          By:/s/ David A. Morris
                                   David A. Morris, Chief Financial Officer