Form 10KSB
period 1999-02-28
ODYSSEY MARINE EXPLORATION INC
filed 1999-05-28
CIK 798528

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended February 28, 1999

                        Commission File Number 0-26136

                       ODYSSEY MARINE EXPLORATION, INC.
  -----------------------------------------------------------------------
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

                  [ X ]  Yes          [   ]  No

As of May 15, 1999, the Registrant had 10,555,614 shares of Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]




                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

ODYSSEY MARINE EXPLORATION, INC.

Odyssey Marine Exploration, Inc (the "Company" or "Odyssey"), formerly Universal Capital Corporation, was formed under the laws of the State of Colorado on March 5, 1986, to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On August 8, 1997, the Company acquired all of the issued and outstanding stock of Remarc International, Inc., a Delaware corporation ("Remarc"), in exchange for approximately 7,750,000(post split) shares of its no par value Common Stock. On August 15, 1997, the Company filed an Information Statement with the Securities and Exchange Commission, which announced the Company's intention to hold a Shareholder Meeting on September 8, 1997. The Shareholders approved the following measures: (i) change the name of corporation to Odyssey Marine Exploration; (ii) change the domicile of the corporation from Colorado to Nevada; (iii) reverse split the Common Stock 1:5,
(iv) approve an Employee Stock Option Plan, and (v) authorize 10,000,000 shares of preferred stock.

All financial information and share data in this Form 10-KSB give retroactive effect to this reverse split.

REMARC INTERNATIONAL, INC.

Remarc International, Inc. was formed May 26,1994 to engage in the business of recovering and marketing artifacts and cargo from deepwater shipwrecks.

Since its inception, Remarc focused on researching, permitting and developing a number of shipwreck projects. On August 8th 1997, Remarc became a wholly owned subsidiary of Odyssey Marine Exploration and on February 25th 1999, Remarc International Inc. and Odyssey merged with Odyssey being the surviving Corporation.

ODYSSEY MARINE, INC.

Odyssey Marine, Inc., a Florida corporation, was incorporated on November 2, 1998, as a wholly owned subsidiary of Odyssey Marine Exploration, Inc. for the purpose of administering the Company's payroll and health plan.

The Company maintains a web site at www.shipwreck.net.

DESCRIPTION OF BUSINESS

GENERAL

Odyssey is engaged in the business of conducting archaeologically sensitive recoveries of cargoes and artifacts from various shipwrecks. The Company plans to produce revenue by exhibiting the artifacts and selling merchandise consisting of certain cargoes, replicas of the artifacts and general merchandise relating to the specific shipwrecks or the shipwreck business in general. In addition, the Company plans on receiving revenue in the form of project sponsorships and through the sale of intellectual property rights.

The shipwreck business consists of six major component areas.

      A. Project Development: Research and Government Liaison
      B. Offshore Search and Inspections
      C. Offshore Recovery Operations
      D. Conservation and Documentation of Artifacts
      E. Sharing the Knowledge and the Artifacts with the Public
      F. Marketing the Cargoes, Artifact Replicas and Ancillary Products

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

B. OFFSHORE SEARCH AND INSPECTION.

Most offshore search operations will be conducted by first utilizing a side scan sonar to detect anomalies on the seabed. After one or more promising anomalies are located, a remotely operated vehicle ("ROV") will be deployed to inspect and make a video record of the anomaly.

ROV's can be equipped with a wide variety of tools enabling the operator to pick up samples, dredge or remove sand and/or overburden, take video footage or still photos and to acquire approximate measurements of the visible wreck site. There are several companies that lease the vessels, equipment and personnel necessary to conduct offshore search operations. The Company intends to lease the necessary vessels and equipment until such time as the Company's utilization of vessels and equipment justifies ownership and the financing for such vessels and equipment is available. The Company will then retain its own project manager to insure quality control.

C. OFFSHORE RECOVERY OPERATIONS.

Since all of the Company's projects are currently located in deep water, recovery operations will most likely be conducted utilizing remote operated vehicles.

How a recovery operation will be conducted depends on a number of factors including the depth of the water, the age, condition, historical and archaeological importance of the wreckage, local weather and tidal conditions.

Once the decision has been made to recover a shipwreck, the Company will work with vessel and equipment contractors, archeologists and other interested parties to determine the most appropriate method of recovery.

D. CONSERVATION OF THE ARTIFACTS.

Conservation of artifacts has, during the past ten years, become a well-documented and organized function that can be undertaken efficiently by any number of professional organizations. The Company may contract these services or elect to establish its own conservation facilities when recovery operations are successful.

E. SHARING THE KNOWLEDGE OF THE ARTIFACTS WITH THE PUBLIC

The recent success of the movie Titanic, and the associated success of the sale of coal pieces from the shipwreck, books about the tragedy, sale of media rights and Discovery Channel coverage, as well as the popularity of the artifact exhibit underscore the importance of the public's exposure to the excitement of shipwrecks. Any project undertaken by the Company will be augmented with a large-scale public awareness program that is dedicated to making the shipwreck a well-recognized household name.

The Company plans on using documentaries, movies, books and major Internet communication facilities to provide the media with the technical and historical stories that the public finds so interesting. The Company plans to partner with major media outlets and publishers which should provide self-liquidating promotional opportunities that should provide income as well as exposure.

The heightened public awareness translates into brand equity in the shipwreck cargoes and artifacts that management believes will significantly enhance their value and collectibility.

F. MARKETING THE ARTIFACTS, REPLICAS AND ANCILLARY PRODUCTS

As the shipwreck industry moves from "treasure hunters" to businesses specializing in shipwreck exploration, a new business model is being developed. This model reflects the unique archaeological nature of the shipwreck industry while developing multiple revenue streams.

Odyssey plans to capitalize on the public's fascination with shipwrecks by developing opportunities for the public to share in the excitement. These plans include: joining the expedition as "adventure tourists", following the expedition on the Internet, watching television specials that bring together the history, search and recovery of shipwrecks, viewing video of recovery operations, owning coins or artifact replicas, and viewing shipwreck artifacts at both traveling and permanent exhibitions.

Each shipwreck project is different, and Odyssey expects to generate different combinations of revenue from each project. The Company believes its five primary sources of revenue will be cargo and trade goods sales, merchandise sales, exhibit income, sponsorships and intellectual property (IP) rights.

     CARGO AND TRADE GOODS SALES

The first area, cargo sales, refers to items or "cargo" found on a ship that are not considered culturally significant. For example, from a shipwreck found with a large cargo of coins, Odyssey might market and sell those coins, after significant study of the collection and setting aside a representative sample
for future study.   Another project may recover gold bullion, which could
quickly be sold. Other shipwrecks may never produce revenue from cargo sales. An example of this would be the "Melkarth" shipwreck, the ancient Punic or Phoenician shipwreck discovered by Odyssey in September 1998. The artifacts recovered from this shipwreck will likely be too culturally and archaeologically significant to split the collection. For shipwrecks such as the "Melkarth", the other identified revenue streams should allow Odyssey to recover, conserve and publish these archaeologically significant finds.

     MERCHANDISE SALES

Merchandise sales will comprise any items sold that were not recovered from a particular shipwreck. This merchandise can include artifact replicas (including jewelry), logo merchandise, videotapes, books and other products. Merchandise may be sold through retail outlets, over the Internet (e-commerce), in conjunction with exhibits, and through direct marketing, including documercials.

     EXHIBITS

Exhibit income will be derived from various types of exhibits. Permanent shipwreck exhibits may have rotating exhibits of several shipwreck projects. Large market exhibits would travel to larger cities and stay in place for 4 to 6 months. The traveling exhibit plan includes weeklong stops in secondary and tertiary markets. In addition to income from exhibit admission fees, all of the exhibit plans include opportunities for sponsorship income and additional merchandising (cargo and/or merchandise sales).

     SPONSORSHIPS

Sponsorships will be available for some of Odyssey's projects. These corporate or institutional sponsorships will allow appropriate companies or products to share the media exposure and promotional opportunities associated with specific Odyssey expeditions, from search and recovery through exhibit of artifacts.

     INTELLECTUAL PROPERTY

Intellectual Property (IP) rights will include media rights (television, film, book, video, photos), and licensing fees. "Rights" fees to shipwreck projects will be weighed against the PR value of the exposure (which drives later merchandise sales), and what future rights the company may retain to promote sales.

The current increase in the number of digital television channels will drive a major explosion in the need for content (programming). Retaining some or all rights to the television specials produced for each project could generate an additional revenue stream from licensing fees to the domestic and international television markets long into the future.

     OTHER SHIPWRECK PROJECTS

In addition to marketing the results of Odyssey's own successful shipwreck recovery operations, groups that engage in joint ventures with Odyssey, or purchase data and/or projects from Odyssey, will require the same marketing services.

There is a large gap between the traditional shipwreck hunter's resources to market their materials and the public's ability to access them. Because of the limited supply of artifacts, no single shipwreck recovery typically has enough profit potential to support a large-scale marketing plan. Now that access to the trove of deep shipwrecks is virtually assured by technology, this should all change.

The ongoing support of shipwreck exploration depends on the development of a sophisticated marketing network. It is Odyssey's intention to offer services for marketing shipwreck artifacts, replicas and collectibles for other carefully-selected legitimate archaeological projects as well as its own.

Odyssey believes that by building a worldwide marketing network and brand recognition it can create a business that can last long after shipwrecks have been recovered and conserved, providing a permanent source of revenue that is not conditional on continued discoveries.

     ACTIVE PROJECTS

The Company currently has 8 projects in various stages of development and has plans to conduct operations at three of its sites this year.

     CAMBRIDGE PROJECT

The "Cambridge Project" (previously called the "Ark Royal Project") is an expedition to locate, recover and market the artifacts and cargo of a large colonial warship, lost in a severe storm in the 1600's. Based on research conducted by the Company, the Company's management believes that there is a high probability that the ship was carrying a cargo of coins with a bullion value of between $20 and $75 million and a potential numismatic value of between $200 million to over $1 billion. This will depend on whether the specie referenced in research documents is gold or silver and its denomination and condition.

During 1998, the Company conducted search operations over an area of approximately 100 square miles. Several anomalies were located and several shipwrecks, including a Phoenician wreck dubbed "Melkarth" were identified. The Cambridge was not located within the original search area. This led the Company to conclude the Cambridge is mostly likely located in the territorial waters of a country with strict underwater exploration laws. During April 1999, the Company was issued a Permit from this country to expand the search for the Cambridge into their territorial waters.

The Company intends to resume search operations in the newly permitted area during June 1999, first undertaking a side scan survey, then inspecting all anomalies with an ROV.

     REPUBLIC PROJECT

The Republic Project is an attempt to locate, identify, recover, conserve and market the cargo of the Republic, a steam ship that sank after the Civil War. The Republic's cargo included approximately 48,000 troy ounces of gold. While the bullion value (at $280 per ounce) is approximately $13,000,000, much of the gold may been shipped as dust, nuggets, and privately minted coins and bars from the gold fields, potentially increasing the value of the cargo. Odyssey has reached an agreement with researchers and insurance interests that give the Company 80% of any net revenue generated by the project.

A side-scan sonar survey has already been completed in the search for the Republic, and 64 anomalies were found. Several of these anomalies are potential targets. Operations to inspect the anomalies found during that survey will be conducted using Odyssey's "Phantom" remotely operated vehicle
(ROV). ROV operations are scheduled to commence in the summer of 1999. If the shipwreck is located and identified and pending financing, archaeological excavation could begin as early as the fall of 1999.

     CONCEPCION PROJECT

The "Concepcion Project" is a project attempting to locate, identify, recover, conserve and market the cargo of an early 18th century shipwreck that sank while carrying a large cargo of gold. Value estimates by Management for the Concepcion Project range from a gold bullion value of approximately 35 million dollars to a potential numismatic and collectors value of well over 100 million dollars.

Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar), a Brazilian S/A, was formed to conduct the Concepcion Project. The Company owns 24.5% of the Common Voting Stock and 55% of the Preferred Non-Voting Stock of Pesqamar.

In August of 1995, Pesqamar and Salvanav LTDA., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS conducted all operations on the shipwreck project until April of 1999 when a bifurcation agreement between the parties ended the operation of CONPAS. The sought after shipwreck has not been identified to date and the Company intends to continue searching for the shipwreck through Pesqamar.

In addition to its ownership in Pesqamar, the Company has signed a Finance Agreement with Pesqamar whereby it will receive 30% of the gross recovery for providing the search financing and, optionally, an additional 20% of the gross for providing the recovery financing. Assuming the shipwreck is located and the recovery financing option is taken, the combination of its ownership in Pesqamar and the Financing Agreement would entitle the Company to approximately 72.18% of any post government revenue that may be generated from this project.

The offshore search phase of this project was commenced during October 1996. To date over 400 square miles have been surveyed with side scan sonar and ROV inspections have been conducted on approximately 20 sites. Due to the conditions observed with the ROV, a magnetometer survey was conducted on these sites during January and February 1998. The Company anticipates further ROV inspections will be recommenced during the fall of 1999.

     BETHLEHEM PROJECT

The "Bethlehem Project" is a project that was being conducted as a joint venture with another company. The expedition is an attempt to locate, identify, recover and market the cargo of the British East Indiaman. The Company agreed to provide search financing in exchange for 50% of the gross recovery. The initial side scan survey has already been completed, however, the final location and recovery can not take place until approval by the Government in whose environmentally sensitive waters the shipwreck lies. Since the other company controls the project and Odyssey is not aware of any attempts to secure such approval, it is doubtful that any further action on this project will occur in the foreseeable future.

     DEEP-WATER VS SHALLOW WATER OPERATIONS

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

     COMPETITION

The Company is aware of the following companies which are currently engaged in the deep water shipwreck business:

      * Nauticus
      * Columbus America Group
      * Seahawk Deep Ocean Technology, Inc.
      * Blue Water Recoveries

While each of these companies could be considered competitors, management does not believe that any of them are interested in any of the Company's current or planned projects.

There are also several companies engaged in deep-water oil exploration and seismic research. While these companies may own and operate the type of equipment necessary to locate and recover shipwrecks, the Company does not consider them to be competitors but rather potential suppliers.

On the marketing side, there is a cottage industry of a few shops and small museums around the country that market shipwreck artifacts. However, there is one group, which has recently begun a pioneering effort in marketing shipwrecks. In spite of the fact that their business is less than three years old, they have developed a formula that seems to be working very well. They have developed a "Shipwreck Treasure Road Show" which has two components. First is a small display of valuable pieces from the Atocha and various other shipwrecks, which is advertised in the press as a "Mini-museum" free for the public to view. The second component is a large display of jewelry, artifacts, replicas, books and other items relating to shipwrecks. The exhibit typically comes to a town for 4 to 5 days, during which it is set up in one of the largest jewelry stores in that city. A major advertising campaign in the market is undertaken, and the public's response to date has been excellent.

While this group might be considered competition, they are currently viewed more as pioneers and potential marketing partners that have proven the public's acceptance on a wide scale shipwreck marketing program.

     EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

To the extent that the Company engages in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, the Company must comply with applicable regulations and treaties. Prior to engaging in any project, the Company seeks legal advice to ascertain what effect this may have on the financial returns of the operation. This factor is taken into account in determining whether to proceed with the program as planned. In addition, there is currently an initiative being considered in the United Nations Educational, Scientific & Cultural Organization ("UNESCO") known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it could restrict access to historical shipwrecks throughout the world to the extent that it would require compliance with guidelines set forth by the International Council of Monuments and Sites (ICOMOS), if these guidelines are annexed to the Convention. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines in all projects to which they are applicable. The article in the ICOMOS guideline, which may be problematic to the Company, is the requirement that items of cultural significance not be traded. The Company believes that the primary value of the cargoes it seeks is trade goods (such as coins, bullion and gems), and therefore the Company does not believe that these items constitute artifacts of cultural significance. Nevertheless, the Company believes that the proposed convention, if adopted, could significantly increase regulation of shipwreck recovery operations and may result in higher costs.

Management does not believe that the Convention will be adopted as presented, however, because the United States, Great Britain and several other critical countries have voiced their opposition to this initiative and stand ready to block its passage. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association (HSSPAC) and the Professional Shipwreck Explorer's Association (ProSEA) are cooperating to prevent adoption of this convention in its currently proposed restrictive form. The Company's management has been involved in a leadership role, and Greg Stemm is presently President of ProSEA, as well as a member of the United States delegation chosen to negotiate this Convention.

     COST OF ENVIRONMENTAL COMPLIANCE

While offshore operations and the operation of vessels require compliance with numerous environmental regulations, the Company intends to lease or charter the necessary vessel and equipment thereby transferring the responsibility of environmental compliance to the equipment and vessel owners.

EMPLOYEES

The Company currently employees its three executive officers, on a full time basis. The Company also employs three individuals doing administrative assistance, public relations, and archaeological research. In addition, the Company hires consultants from time to time to perform specific services.

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

     5. UNCERTAIN TITLE TO OBJECTS LOCATED. Persons and entities other than the Company and entities it is affiliated with (both private and governmental) may claim title to the shipwrecks. Even if the Company is successful in locating and recovering shipwrecks, there is no assurance that the Company will be able to establish its right to property recovered as against governmental entities, prior owners, or other attempted salvors claiming an interest therein.

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

     10. FAILURE TO OBTAIN PERMITS. It is possible that the Company will not be successful in obtaining title to, or permission to excavate the wrecks. In addition, permits which are sought for the projects, may never be issued, and if issued, may not be legal or honored by the entities which issued them.

     11. NEED FOR ADDITIONAL CAPITAL. Until the Company begins to generate revenue from the sale of recovered items, it will need additional capital in order to continue the search, recovery and marketing phases of its projects.

     12. PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. Although there is a limited market for the Company's Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in the Company in the future. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the NASD's Bulletin Board.

     13. CONTROL BY EXISTING MANAGEMENT. The current executive officers and directors of the Company own beneficially approximately 57% of the Company's outstanding Common Stock. Accordingly, the current executive officers and directors will continue to have the ability to significantly influence the outcome of elections of the Company's directors and other matters presented to a vote of shareholders.

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

     15. GENERIC PREFERRED STOCK AUTHORIZED. The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock. The Board of Directors has the right to establish the terms, preference, rights and restrictions of the Preferred Stock. Other companies on occasion have issued series of such preferred stock with terms, rights, preferences and restrictions that could be considered to discourage other persons from attempting to acquire control of such companies and thereby insulate incumbent management. It is possible the Company could issue shares of its Preferred Stock for such a purpose. In certain circumstances, the existence of corporate devices that would inhibit or discourage takeover attempts could have a depressant effect on the market value of the Company's common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its offices at 3507 Frontage Road, Suite 100, Tampa, Florida 33607. The offices consist of approximately 3,170 square feet of office space that the Company sub-leases from a non-affiliated company. The agreement began April 1, 1997 and expires December 31, 2000. The approximate yearly rental is as follows: 1998-$40,112, 1999-$44,120, 2000-$39,777.

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
                                         Bid*
                                  High         Low
      Quarter Ended               -----        -----

      May 31, 1997*               $4.43        $1.25
      August 31, 1997*            $4.53        $3.12
      November 30, 1997           $3.37        $2.00
      February 28, 1998           $3.50        $2.50
      May 31, 1998                $4.00        $2.00
      August 31, 1998             $3.50        $2.00
      November 30, 1998           $2.37        $0.94
      February 28, 1999           $2.37        $0.81

     (*) The above prices have been adjusted to account for the 1:5 reverse split effective September 9, 1997.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

The number of record holders of the Company's $.0001 par value Common Stock at April 30, 1999 was 163. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

(c) DIVIDENDS.

Holders of the Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and none are anticipated in the foreseeable future.

(d)  RECENT SALES OF UNREGISTERED SECURITIES.

     CONVERTIBLE REVENUE PARTICIPATION CERTIFICATES

During the three months ended February 28, 1999 the Company sold $12,500 of Cambridge project Revenue Participation Certificates("RPC's) to one investor. The RPC's provide the holder with the right to receive a percentage of gross revenues received by the Company from the Cambridge project. The RPC was sold pursuant to the exemption provided by Rule 506 to one investor who had previously purchased units of the offering. The investor was provided with information regarding the investment, and the Company believes that this person had knowledge and experience in financial and business matters such that he was capable of evaluating the merits and risk of the investment. The certificate representing the RPC bears an appropriate legend restricting the transfer of the securities.

     COMMON STOCK

During the three months ending February 28, 1999 the Company sold 205,000 shares of restricted Common Stock to seven investors for $102,500. The Company also issued 55,615 shares to four individuals for services valued at $60,460. These securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The persons to whom such securities were issued were employees of consultants to the Company and existing shareholders who made an informed investment decision and had access to material information regarding the Company. The Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the Company's common stock in connection with these transactions. The certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events of circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in Item 1.

The Company expects to derive substantially all of its revenue through the sale and/or display of the shipwreck cargoes and artifacts, including replicas that the Company plans to recover from various shipwrecks. Therefore, until the Company is successful in locating, recovering and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet its cash flow requirements. To date, the Company has conducted private placements of debt, equity and project specific revenue participation to meet its financial obligations.

For the next twelve months, the Company anticipates spending approximately $50,000 per month to pay salaries and general office expenses. The Company plans to liquidate approximately 2 million shares of Treasure and Exhibits International, Inc. ("TEI") restricted common stock, which the Company currently owns, to pay these expenses. The Company has the contractual right to "Put" these shares to TEI at the price of $.17 per share and has notified TEI of its desire to exercise this put. In the event TEI fails to honor its obligation, the Company plans to register and sell these shares under rule 144 and take the appropriate legal steps to force TEI to makeup any difference in the market price realized for the shares and the put value of $.17 per share. At the current time TEI is not current in its SEC filing and therefore the Company is not able to register the shares under rule 144. If the Company is unable to generate any cash flow from the TEI shares, it plans to sell equity or debt to finance its general overhead.

Operationally, the Company plans to continue the search operations for the Cambridge, Republic and Concepcion Projects. Additionally, if any of the search operations are successful, and subject to financing, the Company plans to begin recovery operations on one or more of these projects. The Company intends to finance these operations through the sale of equity, revenue participation or debt. There can be no assurance of the Company's ability to secure financing and this could cause a delay or cancellation of one or more projects.

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

The Company uses four PC computers with year 2000 compliant hardware. The Company does not depend on any specialized computer hardware that may become non-functional due to Y2K problems.

The Company has investigated potential problems with software used by the Company for the management of its business and communications. The Company utilizes very common software packages, all of which are relatively new. Potential problems with software compliance have been addressed by all of the software package vendors and in the first quarter of 1999 the Company installed patches to it's software programs to insure Y2K compliance. There was no additional cost incurred to access these updates.

The Company is not dependant on any material suppliers that would be expected to cause an interruption of the Company's business operations if they were to suffer Y2K compliance problems. The Company believes that there will be no significant adverse effect on its operations or accounting records related to the year 2000.

ITEM 7.  FINANCIAL STATEMENTS.

Please see pages F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of the officers and directors.

        NAME                 AGE                 POSITION
  -----------------          ---        -----------------------------
  John C. Morris             50         President and Chairman of the
                                        Board of Directors

  Gregory P. Stemm           42         Vice-President, Research &
                                        Operations, Director and Chairman
                                        of Nominating Committee

  David A. Morris            48         Secretary and Treasurer

  William C. Callari         37         Director and Chairman of Project
                                        Review Committee

  Gerald Goodman             50         Director and Chairman of Audit
                                        Committee

  E. Eugene Cooke            59         Director

  Brad Baker                 39         Director and Chairman of the
                                        Compensation Committee

There is no family relation between any of the Directors or the Executive Officers of the Company except John Morris and David Morris who are brothers.

All directors will hold office until the next annual meeting of the Shareholders.

The three Executive Officers each have employment contracts that are effective from March 1, 1999 until February 28, 2000.

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

WILLIAM C. CALLARI, 37, has served as an Officer of the Company from October 1995 to February 1998, and as a Director of the Company since October 1995. Callari is Chairman of International Licensing & Merchandising, Inc., Nevada, a company that holds the license for the management of the e-Commerce platform for the world's fair, EXPO2000, to be held in Hannover, Germany in the year 2000. He is President of North Star Resources, Inc., New Jersey, a firm that provides contracting management services, and business management services. For the past nine years, he has also been President of Realty Development & Management, Inc., New Jersey, a real estate development and construction company. From 1986 to 1992, Mr. Callari was involved in property management, real estate development, construction and marketing for many real estate limited partnerships. Prior to that, he received a Bachelor of Science degree in Business Administration (Marketing) from Seton Hall University in 1983.

Mr. Callari has been featured in Builder Magazine and lectured at state conventions on residential marketing. During 1990 and 1991 he won many state and local Sales and Marketing awards for product design and presentation. He was also a member of the Young Entrepreneur's Organization.

GREGORY P. STEMM has served as Vice President, Research and Operations and as a member of the Board of Directors since December 1995 and is responsible for research and operations on all shipwreck projects. Prior to that, he served as an officer and director of Seahawk Deep Ocean Technology from the time he co-founded the company in 1989 until January 1994.
Stemm is a member of the United States delegation to the United Nations, Educational, Scientific and Cultural Organization (UNESCO) expert meeting to consider the "Draft Convention for the Protection of Underwater Cultural Heritage". This group will determine future international deep-ocean shipwreck guidelines. He has written articles on the ethics and future of deep ocean shipwreck exploration and archaeological excavation, and has given over 100 lectures on the subject at the Institute of Nautical Archaeology, World President's Organization, Young Entrepreneur's Organization and before other groups. He was named a panelist on Shipwreck Ethics at the 1998 Law of the Sea Institute and was also recently selected as a fellow of the Explorers Club. Greg is on the Advisory Board of Ocean News and Technology Magazine, and is currently President, and a founding Board Member, of the Professional Shipwreck Explorers Association (ProSEA). ProSEA is a not-for-profit trade association that provides a forum through which salvors, archaeologists and government entities work together to promote a high standard of ethics and principals in dealing with deep sea shipwreck resources.
As a principal of Seahawk, Stemm was involved in directing research and technology for the company, which resulted in locating two Spanish Colonial shipwrecks in depths greater than 1,000 feet. He was also responsible for directing the archaeological team and operations that accomplished the world's first remote archaeological excavation, in a depth of 1,500 feet southwest of the Florida Keys.
In addition, Stemm is a member of MENSA, The Society for Historical Archaeology, The Society for American Archaeology, and a founder of the Florida Aquarium. He was an officer and director of the Young Entrepreneurs Organization (YEO), an exclusive group of founders of companies throughout the world. He was also appointed to the International Board of Directors of the World Entrepreneurs Organization (WEO), and is active in the activities of that group. Prior to his involvement with Seahawk, Stemm was co-founder and a partner in DeFrain-Stemm Advertising, a full service advertising agency which included clients such as Trammell Crow Real estate, NCNB National Bank, Hyatt Hotels and may other tourism and real-estate-oriented businesses. Greg was responsible for all strategic planning and marketing for clients of the agency.

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

GERALD GOODMAN has served on the Board of Directors since September, 1996. He also serves on the Board of Directors of International Licensing & Merchandising, Inc., a Nevada company that holds the license for the management of the e-Commerce platform for the world's fair, EXPO2000, to be held in Hannover, Germany in the year 2000. In addition, he is also a name-partner in the certified public accounting firm of Weiner & Goodman, P.C., Eatontown, New Jersey, where he has been affiliated for the past twenty-three years. The firm is a regional firm with offices located in New Jersey and New York. Gerald provides audit, tax and management advisory services to his broad base of clients, and he is the designated partner-in-charge of the SEC Practice Section of his firm. A major portion of his client base is international, with clients based in Hong Kong, the United Kingdom, France, Germany as well as the United States and the CIS. Gerald was awarded a Bachelor of Science degree in Accounting from Pennsylvania State University in 1970, and he was admitted as a member of the American Institute of Certified Public Accountants in 1983.

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

DAVID MORRIS has served as Secretary and Treasurer of the Company since August 1997. He joined Remarc in April 1997, and in May 1997 he became Remarc's Secretary and Treasurer. Prior to that, Mr. Morris was employed by Seahawk Deep Ocean Technology where he was an Administrative Assistant to the Chief Financial Officer from 1994 through 1997, and manager of the Conservation and Archaeology departments from 1990 through 1994. Prior to 1990, Mr. Morris was employed for five years as a building contractor. Mr. Morris graduated with a Bachelor of Science degree in Mechanical Engineering from Michigan State University in 1974.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows: (1) John
C. Morris was late filing a Form 4 reporting the conversion of a promissory note into common stock; (2) Will Callari was late reporting the conversion of a promissory note to common stock and late reporting the termination of a beneficial interest in stock held by a trust; (3) Eugene Cooke was late filing two Form 4's reporting the purchase of Revenue Participation Certificates; and
(4) Greg Stemm has not filed Form 4's reporting sales of the Company's Common Stock during the last three months of the year ended February 28, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

                                SUMMARY COMPENSATION TABLE

                                                    Long-Term Compensation
                                                 -----------------------------
                          Annual Compensation          Awards         Payouts
                        -----------------------  -----------------    -------
                                                            Securi-
                                                            ties
                                         Other    Re-       Under-              All
Name and                                 Annual   stricted  lying      LTIP     Other
Principal                                Compen-  Stock     Options/  Payout    Compen-
Position          Year   Salary   Bonus  sation   Awards    SARs(#)    ($)      sation
---------------   ----   -------- -----  -------  -------   --------  -------   -------

John C. Morris,   1998   $100,000  -0-    -0-      -0-       75,000      -0-      -0-
  President       1997   $ 90,000  -0-    -0-      -0-           -0-     -0-      -0-
                  1996   $ 90,000  -0-    -0-      -0-           -0-     -0-      -0-
Gregory P. Stemm, 1998   $100,000  -0-    -0-      -0-       75,000      -0-      -0-
  Vice-President  1997   $ 90,000  -0-    -0-      -0-           -0-     -0-      -0-
                  1996   $ 90,000  -0-    -0-      -0-           -0-     -0-      -0-

                          OPTION GRANTS IN LAST FISCAL YEAR
                                 Individual Grants

                   Number of   % of Total
                  Securities    Options
                  Underlying   Granted to   Exercise  or
                   Options    Employees in   Base Price   Expiration
Name              Granted(#)   Fiscal Year   ($/Share)       Date
---------------   ----------  ------------  ------------  ----------
John C. Morris      75,000        33.33       $ 3.00      2/28/2003

Greg P. Stemm       75,000        33.33       $ 3.00      2/28/2003

                   AGGREGATE OPTION EXERCISES IN YEAR ENDED
            FEBRUARY 28, 1999 AND FEBRUARY 28, 1999 OPTION VALUES

                                       Securities Under-  Value of Unexer-
                                       lying Unexercised    cised In-The-
                  Shares                  Options at      Money Options at
                Acquired on            February 28, 1999  February 28, 1999
                 Exercise     Value      Exercisable/       Exercisable/
Name             (Number)    Realized   Unexercisable      Unexercisable
--------------  -----------  --------  -----------------  ----------------
John C. Morris      -0-        -0-        75,000 / 0         -0- / -0-
Greg P. Stemm       -0-        -0-        75,000 / 0         -0- / -0-

EMPLOYMENT AND CONSULTING AGREEMENTS

Effective March 1, 1999 the Company entered into one year employment agreements with its three executive officers. These agreements provide for the following annual salaries: John C. Morris, President - $150,000; Gregory
P. Stemm, Vice-President - $150,000; and David A. Morris, Secretary and Treasurer - $125,000. All three officers are also entitled to receive a bonus of up to 100% of their base salary with such bonuses to be based upon job proficiency and approval of the board of directors. Each agreement also provides for the issuance of a total of 100,000 stock options according to the following schedule: 25,000 at an exercise price of $1.50 per share; 50,000 at an exercise price of $2.00 per share; and 25,000 at an exercise price of $3.00 per share.

Effective March 1, 1999 the Company entered into a one year consulting agreement with William C. Callari, a director of the Company. Mr. Callari was retained to serve as a liaison between the board of directors and the various committees and to act as Board secretary. As payment for his services the Company has agreed to issue to Mr. Callari a total of 100,000 stock options according to the following schedule: 25,000 at an exercise price of $1.50 per share; 50,000 at an exercise price of $2.00 per share and 25,000 at an exercise price of $3.00 per share.

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

During the fiscal year ended February 28, 1999, the Company issued the following options to officers and directors, in addition to those itemized in the Summary Compensation Table above, from the Plan:

                                         Date       Number of   Option     Date
                                         Of         Options     Exercise   Of
Grantee              Position            Grant      Granted     Price      Expiration
-----------------    ----------------   ---------   ---------   ---------  ----------
David A. Morris      Sec/Treasurer      4/23/1998     75,000     $3.00      2/28/2003
William C. Callari   Director           4/23/1998     80,000     $3.00      2/28/2003
E. Eugene Cooke      Director           4/23/1998     30,000     $3.00      2/28/2003
Brad Baker           Director           4/23/1998     30,000     $3.00      2/28/2003
Gerald Goodman       Director           4/23/1998     30,000     $3.00      2/28/2003

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of April 30, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Officers and Directors of the Company as a Group.

                                    Amount of
Name of                             Beneficial               Percentage
Beneficial Owner                    Ownership                of Class
-----------------                   --------------           ----------
John C. Morris                      1,349,395  (1)           12.4%
3507 Frontage Rd. Suite 100
Tampa, FL 33607

Gregory P. Stemm                    1,915,241  (2)           17.7%
3507 Frontage Rd., Suite 100
Tampa, FL  33607

William C. Callari                  1,421,895  (3)           13.2%
Wedgewood Professional Bldg.
1725 Route 35, Suite B
Wall Township, NJ  07719

E. Eugene Cooke                       879,816  (4)            8.2%
3901 Old Gun Road West
Midlothian, VA  23113

Mr. Gerald Goodman                    139,379  (5)            1.3%
Meridian Center I,
Two Industrial Way West
Eatontown, NJ  07724

Brad Baker                            113,627  (6)            1.1%
1322 Pine Needle Road
Venice, FL  34292

David A. Morris                       347,253  (7)            3.2%
6522 Bimini Court
Apollo Beach, FL  33572

Kimberly A. Davis                     568,398  (8)            5.4%
PO Box 320487
Tampa, FL  33679

The William C. Callari                604,524                 5.7%
 Irrevocable Family Trust
c/o First Union Bank
Capital Management Group
303 Broad Street
Red Bank, NJ  07701

All Officers and Directors
as a group                          6,166,606                51.7%
__________________

(1) Includes 914,149 shares held of record by John Morris, 123,580 shares owned beneficially by Mr. Morris by virtue of his 45% interest in shares held by Estimated Prophet, Inc., 295,000 shares underlying currently exercisable stock options, and 16,666 shares underlying the option to convert revenue participation certificates into common stock.

(2) Includes 126,182 shares held of record by Greg and Laurie Stemm, 1,519,059 shares held by Adanic Capital, Ltd., a limited partnership for which Greg Stemm serves as general partner, and 270,000 shares underlying currently exercisable stock options.

(3) Includes 1,196,895 shares held of record by William Callari and 225,000 shares underlying currently exercisable stock options.

(4) Includes 741,482 shares held of record by Eugene Cooke, 92,500 shares underlying currently exercisable stock options and 45,834 shares underlying the option to convert revenue participation certificates into common stock.

(5) Includes 64,379 shares held of record by Gerald Goodman and 75,000 shares underlying currently exercisable stock options.

(6) Includes 38,627 shares held of record by Brad Baker and 75,000 shares underlying currently exercisable stock options.

(7) Includes 77,253 shares held of record by David A. Morris and 270,000 shares underlying currently exercisable stock options.

(8) Includes 375,265 shares held of record by Kimberly A. Davis and 193,133 shares held for Ashley Angle, a minor child.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last fiscal year ended certain officers or directors have granted new loans or extended the due dates of existing loans to the Company. At February 28, 1999 the Company had loan agreements with its officers and directors under the following terms:

                     Relation-           Interest    Due       Warrants or
  Date      Name       ship      Amount    Rate      Date     Conversion Right
-------   ---------  ---------  -------  --------   -------   ----------------
8/31/98   J. Morris    O&D      $ 72,500    15%     8/31/99        -0-
8/31/98   E. Cooke      D       $ 82,708    15%     8/31/99        -0-
8/31/99   W. Callari    D       $115,519    15%     8/31/99        -0-


On March 31, 1998 the Company entered into a loan agreement with Robert Stemm, Greg Stemm's father, wherein Mr. Stemm loaned the Company $30,000 bearing interest at 15% per annum. This loan became due March 31, 1999, and is secured by an inventory of raw emeralds. On March 31, 1999 Mr. Stemm entered into a loan extension agreement extending the due date of the loan for a term of one year. This loan bears interest at the rate of 15% per annum and is now due March 31, 2000. As an incentive to extend the due date of the loan Mr. Stemm was granted an option to purchase up to 11,000 shares of the Company's restricted Common Stock at a purchase price of $3.00 per share. This loan is convertible into shares of Common Stock at the rate of $1.50 per share.

On August 31, 1998 the Company entered into a loan extension agreement with Robert Stemm, Greg Stemm's father. The due date on his loan, originated October 16, 1996 in the principal amount of $50,000, was extended for a term of one year. This loan bears interest at the rate of 15% per annum and is now due August 31, 1999. As an incentive to extend the due date of the loan Mr. Stemm was granted an option to purchase up to 20,000 shares of the Company's restricted Common Stock at a purchase price of $3.00 per share. This loan is convertible into shares of Common Stock at the rate of $3.00 per share.

On January 8, 1999 the Company entered into a loan extension agreement with Olive Morris, the mother of both John and David Morris. Mrs. Morris's loan was extended for a one-year term until January 8, 2000 and bears interest at 15% per annum. The loan is convertible into shares of the Company's Common Stock at $1.00 per share at Mrs. Morris' option. Additionally, the original loan granted Mrs. Morris warrants entitling her to purchase up to 10,000 shares of the Company's restricted Common Stock at a purchase price of $3.00 per share. As an incentive to extend the due date of the loan, which originally became due on January 8, 1999, Mrs. Morris was granted an additional option to purchase up to 15,000 shares of the Company's restricted Common Stock at a purchase price of $2.00 per share.

During the year ended February 28, 1999, the Company made periodic advances to John Morris and Greg Stemm. These advances bear interest at 8%, and as of February 28, 1999, the amount of the receivable from John Morris was $69,196, including interest, and the amount of receivable from Greg Stemm was $65,730, including interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description                           Location
------    -----------                           --------
 3        Articles of Incorporation, as         Incorporated by reference to
          amended                               Registrant's Form S-18 Regis-
                                                tration Statement
                                                (No. 33-7678-D)

 3        Bylaws                                Incorporated by reference to
                                                Registrant's Form S-18 Regis-
                                                tration Statement
                                                (No. 33-7678-D)

10.1      Employment Agreement dated March 1,   Filed herewith electronically
          1999, with David A. Morris

10.2      Employment Agreement dated March 1,   Filed herewith electronically
          1999 with Greg Stemm

10.3      Employment Agreement dated March 1,   Filed herewith electronically
          1999 with John C. Morris

10.4 Consulting Agreement with William C. Filed herewith electronically Callari dated March 1, 1999

23        Consent of Independent Public         Filed herewith electronically
          Accountants

27        Financial Data Schedule               Filed herewith electronically

                       INDEX TO FINANCIAL STATEMENTS
                       ODYSSEY MARINE EXPLORATION, INC.



                                                                   PAGE

Report of Independent Certified Public Accountants . . . . . . . .  F-1

Financial Statements:

    Consolidated Balance Sheet - February 28, 1999 . .   . . . . .  F-2

    Consolidated Statements of Operations for the years ended
      February 28, 1999 and 1998  . . . . . . . . . . . . . . . . . F-3

    Consolidated Statements of Changes in Stockholders'
      Deficiency for the years ended February 28, 1999, and
      1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

    Consolidated Statements of Cash Flows for the years
      ended February 28, 1999, and 1998 . . . . . . . . . . . . . . F-5-F-6

    Notes to the Consolidated Financial Statements. . . . . . . . . F-7-F-17

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Odyssey Marine Exploration, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. and subsidiary as of February 28, 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended February 28, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiary as of February 28, 1999, and the results of their operations and their cash flows for the years ended February 28, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $780,029 for 1999 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $3,665,990. At February 28, 1999, the Company has negative working capital as indicated by current liabilities exceeding current assets by $803,217. These factors, in addition to other factors as discussed in Note S, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in operation.



/s/ Giunta, Ferlita & Walsh, P.A.
GIUNTA, FERLITA & WALSH, P.A.
Certified Public Accountants

April 23, 1999

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 1999

ASSETS

CURRENT ASSETS
  Cash                                                         $   106,440
  Marketable securities                                            136,987
  Advances                                                           3,690
                                                               -----------
          Total current assets                                     247,117

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    140,222
  Accumulated depreciation                                         (41,761)
                                                               -----------
                                                                    98,461
OTHER ASSETS
  Inventory                                                         20,000
  Organization costs, net of
     accumulated amortization of $3,794                                204
  Marketable securities held long term                              68,650
  Loans receivable from related parties                            134,926
  Deposits                                                             240
                                                               -----------
                                                                   224,020
                                                               -----------
                                                               $   569,598
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $    46,744
  Accrued expenses                                                 487,968
  Notes payable                                                    125,000
  Notes payable to related parties                                 390,622
                                                               -----------
            Total current liabilities                            1,050,334

LONG TERM LIABILITIES
  Deferred Income from Revenue Participation Certificates          675,000

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value; 10,000,000
     shares authorized; no shares issued or outstanding                  -
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 10,555,614 issued and outstanding                   1,055
  Additional paid-in capital                                     2,606,862
  Accumulated unrealized loss in investment                        (97,663)
  Accumulated deficit                                           (3,665,990)
                                                               -----------
            Total Stockholders' deficiency                      (1,155,736)
                                                               -----------
                                                               $   569,598
                                                               ===========

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Years ended February 28,
                                                      1999          1998
                                                 ------------  -----------
REVENUES                                         $   235,750   $    13,500

OPERATING EXPENSES
 Project Development                                 117,023       237,138
 Project Operations                                  456,488       209,106
 Marketing                                            88,773        51,610
                                                 -----------   -----------
 Total Operating Expenses                            662,284       497,854

GENERAL AND ADMINISTRATIVE EXPENSES                  384,143       520,703
                                                 -----------   -----------
(LOSS) FROM OPERATIONS                              (810,677)   (1,005,057)

OTHER INCOME OR (EXPENSE)
  Gain(Loss) on sale of marketable securities         (3,325)            -
  Interest Income                                     10,766         7,861
  Interest expense                                   (61,793)     (111,654)
  Recovery of bad debt                                85,000             -
 Total other income                              -----------   -----------
 or (expense)                                         30,648      (103,793)
                                                 -----------   -----------
NET(LOSS)                                           (780,029)   (1,108,850)

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                        (69,663)         (500)

                                                 -----------   -----------
COMPREHENSIVE LOSS                               $  (849,692)  $(1,109,350)
                                                 ===========   ===========

(BASIC LOSS PER SHARE)                           $     (0.08)  $     (0.19)

Weighted average number of common
 shares and common shares equivalents
 outstanding                                      10,315,637     5,721,335














The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                                                          Cumulative
                                           Additional       Other
                           Common Stock      Paid-In     Comprehensive  Accumulated  Comprehensive
                         Shares    Amount    Capital     Income(Loss)   (Deficit)        Income
                       ---------- --------  -----------  -------------  -----------  -------------
Balance at
 February 28, 1997       355,140  $    35   $1,027,215   $   (27,500)   $(1,777,111)
Common Stock Issued
 For cash                    200        -        2,500
 For services                775        -        8,750
 For accrued expenses    210,925       21      216,479
Recapitalization for
  effect of reverse
  acquisition          7,697,988      770         (770)
Conversion of notes
  payable              1,839,851      184      952,448
Net change in
 unrealized loss on
 securities available
 for sale                                                       (500)                  $      (500)
Net loss for the
 year ended
 February 28,1998                                                        (1,108,850)   $(1,108,850)
Balance at            ----------  -------   ----------   -----------    -----------    -----------
 February 28, 1998    10,104,879  $ 1,010   $2,206,622   $   (28,000)   $(2,885,961)   $(1,109,350)
                                                                                       ===========
Common Stock Issued
 For cash                205,000       21      102,479
 For services             84,716        8      107,390
 For accrued expenses    161,019       16      190,371
Net change in
 unrealized loss on
 securities available
 for sale                                                    (69,663)                  $   (69,663)

Net loss for the
 year ended
 February 28,1999                                                          (780,029)   $  (780,029)
Balance at            ----------  -------   ----------   -----------    -----------    -----------
 February 28, 1999    10,555,614  $ 1,055   $2,606,862   $   (97,663)   $(3,665,990)   $(  849,692)
                      ==========  =======   =========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Years ended February 28,
                                                      1999         1998
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)                                      $  (780,029)  $(1,108,850)
Adjustments to reconcile net loss to net
 cash used by operating activity:
  Depreciation                                        26,497        13,096
  Amortization                                           798           797
  Common Stock issued for services                   107,398         8,750
  Loss on sale of securities                           3,325
  Marketable securities received
   on settlement                                     (85,000)      (12,000)
   as commission                                    (171,500)            -
(Increase)decrease in:
  Advances                                              (769)       13,883
  Interest receivable                                 (9,649)            -
  Inventory                                          (20,000)            -
Increase (decrease) in:
  Accounts payable                                    26,290        13,222
  Accrued expenses                                   168,920       501,659
                                                 -----------   -----------
NET CASH(USED)IN OPERATING ACTIVITIES               (733,719)     (569,443)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (17,885)     (111,683)
  Issuances of Notes Receivable                      (13,000)     (112,276)

                                                 -----------   -----------
NET CASH (USED) IN INVESTING ACTIVITIES              (30,885)     (223,959)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
   Related party loans                                47,750       471,250

   Loans from others                                 125,000       357,000

   Issuance of Common Stock                          102,500         2,500

   Issuance of RPC                                   587,500             -
   Sale of Marketable Securities                       1,875             -
  Repayment of Note                                  (12,790)      (20,000)

                                                 -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            851,835       810,750
                                                 -----------   -----------
NET INCREASE(DECREASE)IN CASH                         87,231        17,348

CASH AT BEGINNING OF YEAR                             19,209         1,861
                                                 -----------   -----------
CASH AT END OF YEAR                              $   106,440   $    19,209
                                                 ===========   ===========

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                  Years ended February 28,
                                                    1999          1998
                                                 -----------   -----------
SUPPLEMENTARY INFORMATION:

 Interest paid                                   $    16,245   $       750
 Income taxes paid                                         -             -


Summary of significant non cash transactions

During the year ending February 28, 1999, two debt holders converted $85,000 of notes payable and $2,500 of accrued interest thereon into deferred income in the form of Cambridge Project Revenue Participation Certificates. (See Note
K)

The Company also issued 161,019 shares of Common Stock to eight individuals for accrued expenses valued at $190,371 and an additional 84,716 shares for services valued at $107,390.

During March 1998 the Company received 1,008,824 shares of restricted public stock valued at $171,500 and inventory valued at $20,000 as partial payment of a $234,500 commission due to the Company.

During May of 1998 the Company negotiated the recovery of previously written off debt in which the Company received 1,000,000 shares of common stock valued at $85,000 as other income.

During the year ending February 28, 1998, several debt holders converted their debt to stock. A summary of the debt converted to stock is as follows:

                                                          Common
                                                   Amount         Shares
                                                 -----------   -----------
   Accrued expenses                              $   216,500        30,925
   Accrued interest - related                         40,508        78,233
   Accrued interest - other                           45,546        87,960
   Notes payable - related                           410,918       793,619
   Notes payable - other                             455,659       880,039
                                                 -----------   -----------
                                                 $ 1,169,131     1,870,776
                                                 ===========   ===========

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequently, on February 25, 1999, Remarc International, Inc. and Odyssey Marine Exploration, Inc. were merged with Odyssey Marine Exploration, Inc. being the surviving corporation.

Odyssey Marine, Inc., a Florida corporation, was incorporated on November 2, 1998, as a wholly owned subsidiary of Odyssey Marine Exploration, Inc. for the purpose of administering the Company's payroll and health plan.

BUSINESS ACTIVITY

Odyssey Marine Exploration, Inc., is engaged in the business of researching, developing, financing and marketing of shipwreck projects on a worldwide basis. The corporate headquarters are located in Tampa, Florida.

The Company reported as a development stage enterprise for the period ending February 28, 1998 and has not established ongoing revenue from operations to date. However, during the year ending February 28, 1999, the Company conducted significant side scan and ROV operations and located shipwrecks that the Company considers significant in accordance with it's plan of operations. Therefore, the Company now considers itself to be out of the development stage and is reporting accordingly in these financial statements.

NOTE B - REVERSE ACQUISITION

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Odyssey Marine, Inc. All significant inter-company transactions and balances have been eliminated.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and accrued expenses approximate fair value. The carrying value of notes payable(except those to related parties) approximate fair value which is estimated based on quoted market prices for the same or similar issues. Notes receivable and payable to related parties are discussed in Notes F and I, respectively.

Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Marketable Securities

The portion of the securities deemed available-for-sale are carried at fair value. Unrealized losses on these securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Restricted shares of securities are carried at estimated

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - Continued

fair market values (50% of quoted price).

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets' estimated useful lives.

Investment in Affiliate

The Company owns 24.5% of the Common Voting Stock and 55% of the Preferred Non-Voting Stock of Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar). Pesqamar, a Brazilian S/A, was formed to research, locate and salvage a shipwreck. In August of 1995, Pesqamar and Salvanav S.A., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS conducted all operations on the shipwreck project until April of 1999 when a bifurcation agreement between the parties ended the operation of CONPAS. The sought after shipwreck has not been identified to date and the Company intends to pursue a permit to continue searching for the shipwreck through Pesqamar.

During the current year ending period the Company accepted common stock and a 5% increase(from 50% to 55%)in its share of the Preferred Stock of Pesqamar from another investor in consideration for a past due amount previously written off by the Company. This results in a recovery of bad debt during the current period.

The Company is responsible for 100% of all search phase expenses. These expenses have been charged to operations as project expenses, therefore no investment in Pesqamar is reflected in these financial statements.

Organization Costs

Organization costs are being amortized, using the straight line method, over a period of 60 months.

Loss Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Odyssey.

At February 28, 1999, and 1998, potential common shares were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect on EPS. At February 28, 1999 and 1998, all of the exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -Continued

Income Taxes

Deferred income taxes are provided for the temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

NOTE D - MARKETABLE SECURITIES CURRENT AND LONG TERM

The current portion of marketable securities held by the Company February 28, 1999 consist of 80,000 shares of Seahawk Deep Ocean Technology, Inc.(SDOT) Common Stock and 1,008,824 shares of Common Stock of Treasures and Exhibits International, Inc.("Exhibits") which are deemed available for sale.

The Company received the Exhibits shares as partial payment of a commission earned on the sale of an artifact collection in the first quarter of the current year ended. (See Note N) The Seahawk shares have been held in excess of two years.

Marketable securities held as long term investments by the Company February 28, 1999, consist of 100,000 shares of Seahawk Deep Ocean Technology, Inc. Common Stock and 1,000,000 shares of Treasures and Exhibits International, Inc. ("Exhibits") Common Stock. All of these shares are restricted shares and therefore are carried on the books at a fair market value of 50% of the quoted price as of February 28, 1999.

The Seahawk shares were acquired during the year ended February 28, 1998, and the Exhibits shares were received during the current fiscal year as explained in Note O.

The total unrealized loss to February 28, 1999 of $97,663 is reflected as an adjustment to stockholders' equity and included in the comprehensive loss shown on the Company's financial statements.

The costs basis for each security held by the Company is derived by dividing the total cost of acquiring each block of stock by the total number of shares acquired by the Company for each class of security. A detail of the fair market value and unrealized loss of the marketable securities held by the Company at February 28, 1999 is set out in the table below:

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - Continued
                                                                 Fair
Class of Security                        Cost     Unrealized    Market
Issuer                      Shares       Basis      Loss         Value
----------------------    ----------   ---------  ---------   -----------
Current Marketable
 Securities
   Seahawk Deep Ocean
     Technology, Inc.        80,000   $  20,800  $  14,960    $     5,840
   Treasures & Exhibits
     International, Inc.  1,008,824   $ 128,800     (2,347)       131,147
 Total Current                                   ---------    -----------

 Marketable Securities                              12,613    $   136,987
                                                              ===========
Long Term Marketable
 Securities
  Seahawk Deep Ocean
    Technology, Inc.        100,000   $  26,000     22,350    $     3,650
  Treasures & Exhibits
     International, Inc.  1,000,000   $ 127,700     62,700         65,000
Total Long Term                                  ---------    -----------
 Marketable Securities                              85,050    $    68,650
                                                              ===========
Total Unrealized Loss                            ---------
  in Investment                                  $  97,663
                                                 =========

NOTE E - INVENTORY

The Company's inventory consists of a collection of 748 raw emeralds recovered from the 1656 shipwreck of the Nuestra Senora de al Maravilla salvaged by Seafinders, Inc. in 1972. The emeralds range in size from 0.5 to 17.5 carat weight and each is accompanied by a "Treasure Certificate" explaining the origin and a brief history of the item. The Company received these items as partial compensation for services rendered during the year in a transaction wherein the inventory was assigned a value of $20,000. Due to the uncommon nature of the items the Company has not sought an independent appraisal of the goods.

NOTE F - LOANS RECEIVABLE FROM RELATED PARTIES

On January 1, 1997 the Company entered into a loan agreement with two of its officers authorizing each to borrow a maximum of $75,000 from the Company at 8% annual interest compounded quarterly. The loan balances, which become due on December 31, 2000, were $69,196 and $65,730 respectively.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                                  Accumulated
                                     Original    Depreciation/    Book
         Class                         Cost      Amortization     Value
   --------------------            ------------  ------------  ------------
   Computers and
     Peripherals                   $    31,837   $    11,829   $    20,008
   Furniture and
     Office equipment                   15,559         3,178        12,381
   Marine survey equipment              87,761        24,812        62,949
   Leasehold Improvements                5,065         1,942         3,123
                                   -----------   -----------   -----------
                                   $   140,222   $    41,761   $    98,461
                                   ===========   ===========   ===========

NOTE H - ACCRUED EXPENSES

Accrued expenses at February 28, 1999 consist of:

   Officer compensation                                        $   320,623
   Employee wages                                                   10,515
   Payroll tax                                                       9,118
   Research and consulting                                         119,484
   Interest on notes payable                                        28,228
                                                               -----------
                                                               $   487,968
                                                               ===========

NOTE I - NOTES PAYABLE

Notes payable at February 28, 1999 consist of:

   Unsecured 15.00% note payable due February 28,2000.
     The note can be converted to Common Stock for
     $1.50 per share.                                          $    25,000
   Unsecured 15.00% note payable due February 28, 2000.
     The note can be converted to Common Stock for
     $1.50 per share.                                              100,000
                                                               -----------
                                                               $   125,000
                                                               ===========

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at February 28, 1999 consist of:

   Unsecured 15% note payable to the family member of
     an officer due August 31, 1999. The note can be
     converted to Common Stock for $3 per share.               $    59,895
   Unsecured 15% notes payable to an officer due
     August 31, 1999.                                              106,769
   Unsecured 15% notes payable to a director due
     August 31, 1999.                                               72,500
   Unsecured 15% notes payable to a director due
     August 31, 1999.                                               77,708
   Two Unsecured 15% demand loans payable to
     two directors.                                                 13,750
   Unsecured 15% note payable to the family member of an
     officer due January 2000. The note can be converted
     to Common Stock for $1 per share and is personally
     guaranteed by the officer.                                     30,000
   Secured 15% note payable to the family member of an
     officer due April 2000. The note is secured by
     inventory and can be converted to Common Stock
     for $1.50 per share.                                           30,000

                                                               -----------
                                                               $   390,622
                                                               ===========
NOTE K - SALE OF FUTURE REVENUE PARTICIPATION

The Company has sold through a private placement of Convertible Revenue Participation Certificates("RPC's")the right to share in future revenues of the Company related to the Cambridge project. Each RPC entitles the holder to receive a percentage of the Gross Revenues received by the Company from the "Cambridge Project" which are defined as all cash proceeds payable to the Company as a result of the Cambridge Project, less any amounts paid to the British Government or their disignee(s); provided, however, that all funds received by the Company to finance the project are excluded from Gross Revenue.

As of April 30, 1999, when the offering was closed, the Company sold $875,000 of a maximum of $900,000 of the RPC's. As a group, the holders are entitled to 100% of the first $875,000 of gross revenue, 24.75% of gross revenue from $4 - 35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge project.

Distributions will be made to each certificate holder within 15 days from the end of each quarterly reporting period in which the Issuer receives any cash proceeds from, or as a result of, the Cambridge Project.

Additionally each $50,000 RPC unit may be converted into 16,666 shares of the Company's common stock at any time prior to June 30th, 2000 or within 10 days of receipt of the "Notice of First Distribution", whichever occurs first. The RPC's and any stock which it may be converted for constitute restricted securities.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - Continued

As of February 28, 1999 the Company had sold $675,000 of RPC's which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method.

NOTE L - PREFERRED AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitation as the Board of Directors of the Company may determine by resolution. No preferred stock had been issued at February 28, 1999.

Common Stock

On September 8, 1997, the Company effected a 1 for 5 reverse split on the shares of the Company's Common Stock outstanding. The per share amounts and number of shares in the financial statements have been retroactively adjusted for the effect of this reverse stock split.

NOTE M - COMMON STOCK OPTIONS AND WARRANTS

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

As of February 28, 1999 the following non-statutory stock options had been granted:


                                Option
                  Date         Price per    Expiration       Shares
                 Of Grant        Share       of Option       Granted
               -----------   -----------   ------------   ------------
Officers          4/24/98         $3.00       2/28/2003       225,000
Directors         4/24/98         $3.00       2/28/2003       170,000
Consultant         6/5/98         $4.00       2/28/2003         8,000
                                                          -----------
                                                              403,000
                                                          ===========

No options have been cancelled or exercised since the inception of the stock option plan, therefore, 403,000 options are exercisable at a weighted average exercise price of $3.02 per share.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - Continued

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation has been recognized for the stock options awarded during the year ended February 28, 1998, and no options were awarded during the previous year. However, using the Black-Scholes method of option valuation, the options granted during 1998 are determined to have had no current value on the date of grant and would have had no effect on the Company's net loss or basic loss per share had compensation costs been recorded for such options.

The Company issued warrants to five individuals in connection with loans made to the Company. Warrants issued are as follows:

                           Price
         Warrants         per Share        Expiration Date
       -----------       -----------       --------------------------------
           58,333         $    3.00        Two years from the date the loan
                                            is paid in full

           77,500         $    2.00        Two years from the date the loan
                                            is paid in full
      -----------
          135,833
      ===========

NOTE N - REVENUES

During the year ended February 28, 1999, the Company received a commission on the sale of artifacts purchased by Treasures and Exhibits International, Inc., formerly Vanderbuilt Square Corp ("Exhibits"), and Michaels Treasure Jewelry,Inc. ("Michaels") and from Seahawk Deep Ocean Technology, Inc. jointly with Seahawk I, Ltd.("Seahawk") pursuant to the Artifacts and Displays Purchase Agreement(the "Agreement") consummated between those parties (the "Parties").

The commission paid to Odyssey was $234,750 (10% of the proceeds to Seahawk plus $5,000). The commission payment was made by a combination of cash, inventory, and common stock as follows:

                                        Amount         Shares
                                      -----------    -----------
                      Cash            $   43,250
                      Inventory           20,000
                      Common stock       171,500      1,008,824
                                      -----------    ----------
                                      $  234,750      1,008,824
                                      ===========    ==========

The common stock consists of restricted shares of Exhibits originally valued at $0.17 per share. The purchase Agreement stipulated that Exhibits shall register the stock within one year of the closing date which was March 19, 1998. Additionally, Exhibits granted all holders of the stock a Right to Put Stock during the one year period beginning twelve months after the closing

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - Continued

date. If Exhibits had been successful in registering the stock within one year of the closing date, holders may put any or all shares of the stock to Exhibits at $0.085 per share. However, Exhibits failed to register the shares by March 19, 1999, and holders may put any or all shares of the stock to Exhibits at $0.17 per share. The Company has exercised the option to put the shares to Exhibits at $0.17 per share, but is uncertain whether Exhibits will be financially able, or whether Exhibits will agree to honor the put. The common stock is carried as a current marketable security at the quoted price at February 28,1999.

The inventory consists of raw emeralds recovered from the 1655 shipwreck of the Nuestra Senora de al Maravilla, with Certificates of Authenticity. The Company intends to market these items.

The Agreement stipulated a deferred payment of $200,000 to Seahawk which was made in August 1998 and upon which, Odyssey received a $20,000 cash payment.

The Company has no other deals or operations in progress from which it expects to receive revenue during the foreseeable future. Further revenue will depend upon the Company successfully locating, recovering, and selling trove from one of its shipwreck projects, or developing other marketing opportunities.

NOTE O - OTHER INCOME AND EXPENSE

During the year ended February 28,1999, the Company executed the First Amendment to the Pesqamar Joint Venture Agreement("Amendment") with Seahawk Deep Ocean Technology, Inc. wherein the two investors in Pesquisas Arqueologicas Maritimas, S. A.(Pesqamar) revised the ownership, sharing of administrative costs of Pesqamar, and debt owed to Odyssey under the original agreement. Under the original agreement Odyssey had billed Seahawk $153,018 for their 50% share of costs, and had provided a 100% provision for doubtful accounts. Under terms of the Amendment, Odyssey will assume responsibility for 100% of the administrative costs of Pesqamar, and consider the $153,018 debt to be paid in full in exchange for 1,000,000 shares of common stock of Treasures and Exhibits, International, Inc.("Exhibits")(See Note N). Additionally, Odysseys percentage of ownership in the Preferred Non Voting Shares of Pesqamar increased to 55%.

Other income was recorded on the books for the fair value of the Exhibits common stock as an $85,000 recovery of bad debt.

NOTE P - COMPREHENSIVE LOSS

During Fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) The company has included Comprehensive Loss in the financial statements for the years ended February 28, 1998 and 1999. The comprehensive losses resulted entirely from the unrecognized losses on the value of marketable securities held by the Company as detailed in Note D.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - INCOME TAXES

The Company has a net operating loss carry forward of approximately $3,100,000 that is available to offset future regular taxable income. The carry forward will expire in various years ending through the year 2014 The Company has provided for 100% of any deferred asset related to the carry forward due to questionable future realization.

NOTE R - COMMITMENTS AND CONTINGENCIES

Offices

In March 1997, the Company entered into a sublease agreement for 3,170 square feet of office space. The four year agreement began April 1, 1997. Rent payments for this office were $40,112 for the fiscal year ending February 28, 1999. Approximate future rent payments for this lease in subsequent fiscal years ending February 28, are as follows:
                                               Year     Amount
                                              ------   ----------
                                               2000    $  44,120
                                               2001       39,800
                                                       ---------
                                                       $  83,920
                                                       =========
Industry Related Risks

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

NOTE S - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $3,665,990. At February 28, 1999 the Company has negative working capital as indicated by current liabilities exceeding current assets by $803,217. Management was able to raise $675,000 for the financing of a shipwreck project and operating expenses through a private placement offering of Revenue Participation Certificates. Management intends to raise additional funds through the sale of debt or equity to finance the continuation of its current and future shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      ODYSSEY MARINE EXPLORATION, INC.

Dated: May 28, 1999                   By /s/ John C. Morris
                                         John C. Morris, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                         DATE

/s/ John C. Morris            President and Chairman of         May 28, 1999
John C. Morris                the Board of Directors

/s/ Gregory P. Stemm          Vice President and Director       May 28, 1999
Gregory P. Stemm

/s/ David A. Morris           Secretary and Treasurer           May 28, 1999
David A. Morris               (Chief Financial Officer)

/s/ William C. Callari        Director                          May 28, 1999
William C. Callari

____________________________  Director
Gerald Goodman

/s/ E. Eugene Cooke           Director                          May 28, 1999
E. Eugene Cooke

____________________________  Director
Brad Baker