Form 10QSB
period 1999-05-31
ODYSSEY MARINE EXPLORATION INC
filed 1999-07-14
CIK 798528

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1999

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

                  [ X ]  Yes          [   ]  No

As of June 30, 1999, the Registrant had 10,555,614 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                    INDEX


Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     May 31, 1999 ................................................   3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended May 31, 1999, and 1998 .........................   4

     Unaudited Consolidated Statement of Cash Flows, Three
     Months Ended May 31, 1999, and 1998 ..........................  5 - 6

     Notes to Consolidated Financial Statements..................    7 - 8

Item 2. Management's Plan of Operation...........................    9 - 10

Part II: Other Information.......................................   10

     Item 1.  Legal Proceedings..................................   10

     Item 2.  Change in Securities...............................   10

     Item 3.  Defaults Upon Senior Securities....................   10

     Item 4.  Submission of Matters to a Vote
              of Security Holders................................   10

     Item 5.  Other Information..................................   11

     Item 6.  Exhibits and Reports on Form 8-K...................   11

Signatures ......................................................   11

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET - Unaudited
MAY 31, 1999

ASSETS
CURRENT ASSETS
  Cash                                                         $   106,036
  Marketable securities                                            108,482
  Advances and prepaid expense                                       1,422
  Inventory                                                         20,000
                                                               -----------
          Total current assets                                     235,940

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    141,028
  Accumulated depreciation                                         (48,717)
                                                               -----------
                                                                    92,311
OTHER ASSETS
  Organization costs, net of
     accumulated amortization of $3,994                                  5
  Marketable securities held long term                              54,750
  Loans receivable from related parties                            140,789
  Deposits                                                             240
                                                               -----------
                                                                   195,784
                                                               -----------
                                                               $   524,035
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $    50,353
  Accrued expenses                                                 604,283
  Notes payable to related parties                                 262,241
  Notes payable other                                              127,000
                                                               -----------
            Total current liabilities                            1,043,877

DEFERRED RPC INCOME                                                825,000

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value; 9,300,000 shares
     Authorized, none outstanding
  Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 110,000 shares issued
     and outstanding                                                    11
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 10,555,614 issued and outstanding                   1,055
  Additional paid-in capital                                     2,771,851
  Accumulated unrealized loss in investment                       (140,068)
  Accumulated deficit                                           (3,977,691)
                                                               -----------
            Total Stockholders' deficiency                      (1,344,842)
                                                               -----------
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIENCY                   $   524,035
                                                               ===========

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                 Three Months Ended May 31,
                                                     1999           1998
                                                 -----------    -----------

REVENUES                                         $         -    $   214,750

OPERATING EXPENSES
 Project Development                                  79,538         43,818
 Project Operations                                   52,182          7,531
 Marketing                                            12,121         21,264
                                                 -----------    -----------
 Total Operating Expenses                            143,841         72,613

GENERAL AND ADMINISTRATIVE EXPENSES                  154,699        108,540
                                                 -----------    -----------
INCOME(LOSS)FROM OPERATIONS                         (298,540)        33,597

OTHER INCOME OR (EXPENSE)
  Interest Income                                      2,760          2,283
  Interest Expense                                   (15,919)        (9,685)
  Other                                                    -        100,000
                                                 -----------    -----------
 Total other Income or (expense)                     (13,159)        92,598
                                                 -----------    -----------

NET INCOME(LOSS)                                 $  (311,699)   $   126,195
                                                 ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                        (42,405)      (151,198)

                                                 -----------    -----------
COMPREHENSIVE LOSS                               $  (354,104)   $   (25,003)
                                                 ===========    ===========
(BASIC LOSS PER SHARE)                           $     (0.03)   $      0.01

Weighted average number of common
 shares and common shares equivalents
 outstanding.                                     10,555,614     10,294,999













The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                 Three Months Ended May 31,
                                                     1999           1998
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income(Loss)                               $  (311,699)   $   126,195
Adjustments to reconcile net loss to
 net Cash used by operating activity:
  Depreciation                                         6,956          6,203
  Amortization                                           199            199
  Common Stock issued for services                         -         37,938
  Marketable securities received on settlement             -       (271,500)
  (Increase)decrease in:
     Advances                                          2,268            241
     Interest receivable                              (5,863)        (2,206)
     Inventory                                             -        (20,000)
  Increase (decrease) in:
     Accounts payable                                  3,608          5,640
     Accrued expenses                                131,865         58,142
                                                 -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES              (172,666)       (59,148)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (806)        (3,710)
                                                 -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES                 (806)        (3,710)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
     Related party loans                                   -         13,250
     Loans from others                                 2,000         30,000
     Issuance of RPC                                  15,000        300,000
     Issuance of preferred stock                     165,000              -
     Repayment of note                                (8,931)             -
                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            173,069        343,250
                                                 -----------    -----------

NET INCREASE(DECREASE)IN CASH                           (403)       280,392

CASH AT BEGINNING OF PERIOD                          106,440         19,209
                                                 -----------    -----------
CASH AT END OF PERIOD                            $   106,037    $   299,601
                                                 ===========    ===========
SUPPLEMENTARY
 INFORMATION:

 Interest paid                                   $     1,194          1,125
 Income taxes paid                               $         -              -




The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Summary of significant non cash transactions:

During the quarter ended May 31, 1999, two directors converted $122,375 of principal and $12,625 of accrued interest into $135,000 of Cambridge project Revenue Participation Certificates.

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended February 28, 1999.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of May 31, 1999, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended May 31, 1999, are not necessarily indicative of the results that may be expected for the year ended February 28, 2000.

NOTE B - REVENUE PARTICIPATION CERTIFICATES

On April 15, 1999 the Company closed the Cambridge Revenue Participation private placement offering having sold a total of $825,000 of a maximum $900,000 offering. This amount is reflected in the financial statements as deferred RPC income.

NOTE C - SERIES A CONVERTIBLE PREFERRED STOCK

On April 23, 1999 the Company established a series of Preferred Stock known as "Series A Convertible Preferred Stock"("preferred stock"), having a par value of $.0001 per share and an authorization of 700,000 shares. The Corporation is not required to pay dividends on the preferred stock, however the stock carries a liquidation preference of $1.50 per share prior to any distributions on the Company's common stock.

Commencing June 1, 2000, the preferred stock may be converted, all or in part, into shares of the Corporation's common stock. Each share of preferred stock may be converted into a number of shares of common stock determined by dividing $1.50 by the conversion price. The conversion price will be the lesser of (a) $1.50 or (b) 85% of the average closing bid price for the ten(10) consecutive trading days prior to the date of conversion provided, however, that the maximum number of shares of common stock issued for each share of preferred shall not exceed 3.75 shares. Each share of Series A Convertible Preferred Stock entitles the holder to one vote.

Beginning July 1, 2000 the Company may redeem the preferred stock for a price of $2.00 per share in the event the closing bid price of the common stock exceeds $5.00 per share for 20 of 30 consecutive trading days not more than 5 days prior to mailing of a 45 day notice of redemption.

NOTE D - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $3,977,691. At May 31, 1999, the Company had negative working capital as indicated by current liabilities exceeding current assets by $807,937. Management intends to raise additional funds through the sale of debt or equity to finance ongoing shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in Item 1 of the Company's 10-KSB for the year ended February 28, 1999.

The Company expects to derive substantially all of its revenue through the sale and/or display of the shipwreck cargoes and artifacts, including replicas and general shipwreck merchandise. Therefore, until the Company is successful in locating, recovering and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet these requirements. To date, the Company has conducted private placements of debt, equity and project specific revenue participation to meet these requirements.

During the current fiscal year, the Company anticipates spending approximately $50,000 per month to pay administrative and general office expenses. In order to pay these expenses, the Company plans to sell certain securities (the "Securities") that it holds and to use portions of the funds raised through the public or private sale of equity, debt or specific project financing. The Securities are common shares in two thinly traded small cap companies and there can be no assurance of what value the Company may receive for these Securities. Additionally, while the Company has been successful in conducting certain private placements, there can be no assurance that it will be able to continue to do so.

Operationally, the Company is conducting search and identification operations on the Cambridge and Republic projects. These search operations should be completed by September. Depending on the results of the search operations and the availability of recovery financing, the Company may begin recovery
operations on one or both of these projects during this fiscal year.   The
Company also intends to conduct ROV inspections on the Concepcion project sometime between October 1999 and February 2000. The Company is financing the Cambridge and Republic search operations through a private placement of equity and intends to finance the other operations through the sale of equity, revenue participation or debt. There can be no assurance of the Company's ability to continue to secure financing and this could cause a delay or cancellation of one or more projects.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None

ITEM 2.  Changes in Securities.

During the three months ended May 31, 1999, the Company sold an additional $150,000 of revenue participation certificates ("RPC's"),$135,000 of which was through the conversion of debt. The RPC's provide the holders with the right to receive a percentage of gross revenues received by the Company from the Cambridge Project. The RPC's were sold pursuant to the exemption provided by Rule 506 to two related parties. The certificates representing the RPC's bear an appropriate legend restricting the transfer of such securities.

On April 23, 1999 the Board of Directors authorized a private placement to sell a minimum of 5 and a maximum of 35 units of the Company's securities at a price of $30,000 per unit. Each unit consists of 20,000 shares of Series A Convertible Preferred Stock ("Series A Preferred"), and 20,000 Class A Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at $3.50 per share and will expire three years from the closing date of the private placement. For each subscription paid within 15 days of the receipt of the subscription agreement, 10,000 bonus warrants to purchase common stock at $2.00 per share were also included.

During the three month period ended May 31, 1999, the Company raised $165,000 from seven accredited investors in this private offering. The securities were sold pursuant to the exemption provided by Rule 506. The investors were provided with information regarding their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities.

ITEM 3.  Defaults upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit
Number      Description                      Location

 10.1       Certificate of Designation       Filed herewith electronically
            for Series A Convertible Stock

 27         Financial Data Schedule          Filed herewith electronically


    (b) Reports on Form 8-K. No reports on Form 8-K have been filed during this reporting period.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ODYSSEY MARINE EXPLORATION, INC.


Date: July 14, 1999             By:/s/ David A. Morris
                                   David A. Morris, Chief Financial Officer