Form 10QSB
period 1999-08-31
ODYSSEY MARINE EXPLORATION INC
filed 1999-10-15
CIK 798528

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

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

                  [ X ]  Yes          [   ]  No

As of September 30, 1999, the Registrant had 10,555,614 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                      INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     August 31, 1999 ...........................................        3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended August 31, 1999, and Three Months
     Ended August 31, 1998 .....................................        4

     Unaudited Consolidated Statements of Operations, Six Months
     Ended August 31, 1999, and Six Months Ended
     August 31, 1998 ...........................................        5

     Unaudited Consolidated Statement of Cash Flows, Six
     Months Ended August 31, 1999, and Six Months Ended
     August 31, 1998 ...........................................   6 -  7

     Notes to Consolidated Financial Statements.................   8 -  9

Item 2. Management's Plan of Operation..........................   9 - 10

Part II: Other Information......................................       11

     Item 1.  Legal Proceedings.................................       11

     Item 2.  Change in Securities..............................       11

     Item 3.  Defaults Upon Senior Securities...................       11

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       11

     Item 5.  Other Information.................................       11

     Item 6.  Exhibits and Reports on Form 8-K..................       11

Signatures .....................................................       11

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET - Unaudited
AUGUST 31,1999

ASSETS
CURRENT ASSETS
  Cash                                                         $     1,245
  Accounts Receivable                                                  250
  Marketable securities                                            260,500
  Advances and prepaid expense                                       1,354
                                                               -----------
          Total current assets                                     263,349

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    143,067
  Accumulated depreciation                                         (55,795)
                                                               -----------
                                                                    87,272
OTHER ASSETS
  Inventory                                                         20,000
  Marketable securities held long term                               2,500
  Loans receivable from related parties                            145,650
  Deposits                                                             240
                                                               -----------
                                                                   168,390
                                                               -----------
                                                               $   519,011
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $   138,702
  Accrued expenses                                                 664,841
  Notes payable to related parties                                 297,241
  Notes payable other                                              157,000
                                                               -----------
            Total current liabilities                            1,257,784

DEFERRED RPC INCOME                                                825,000

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
    Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and outstanding                                                    19
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 10,555,614 issued and outstanding                   1,055
  Additional paid-in capital                                     2,891,843
  Accumulated unrealized loss in investment                        (40,300)
  Accumulated deficit                                           (4,416,390)
                                                               -----------
            Total Stockholders' deficiency                      (1,563,773)
                                                               -----------
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIENCY                   $   519,011
                                                               ===========
The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                    Three Months Ended
                                                         August 31
                                                    1999           1998

                                                -----------    -----------

REVENUES                                        $       250    $         -

OPERATING EXPENSES
 Project development                                 44,724         12,146
 Project operations                                 259,889        248,792
 Marketing                                           16,979         20 951
                                                -----------    -----------
 Total operating expenses                           321,592        281,889

GENERAL AND ADMINISTRATIVE EXPENSES                 103,981        101,808
                                                -----------    -----------
INCOME(LOSS) FROM OPERATIONS                       (425,323)      (383,697)

OTHER INCOME OR (EXPENSE)
  Interest income                                     2,861          3,285
  Interest expense                                  (16,226)       (22,220)
                                                -----------    -----------
 Total other income or (expense)                    (13,365)       (18,935)
                                                -----------    -----------

NET INCOME(LOSS)                                $  (438,688)   $  (402,632)
                                                ===========    ===========

OTHER COMPREHENSIVE GAIN(LOSS), NET OF TAX
  Unrealized gain(loss) on available for sale
   securities                                        63,768        (48,427)
                                                -----------    -----------
COMPREHENSIVE LOSS                              $  (374,920)   $  (451,059)
                                                ===========    ===========
(BASIC LOSS PER SHARE)                          $     (0.04)   $     (0.04)


Weighted average number of common
 shares and common shares equivalents
 outstanding.                                    10,555,614     10,294,999






The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited


                                                     Six Months Ended
                                                         August 31
                                                    1999           1998
                                                -----------    -----------

REVENUES                                        $       250    $   214,750

OPERATING EXPENSES
 Project development                                127,117         55,964
 Project operations                                 312,071        256,324
 Marketing                                           29,100         42,214
                                                -----------    -----------
 Total operating expenses                           468,288        354,502



GENERAL AND ADMINISTRATIVE EXPENSES                 255,837        210,357
                                                -----------    -----------
INCOME(LOSS)FROM OPERATIONS                        (723,876)      (350,109)

OTHER INCOME OR (EXPENSE)
  Interest income                                     5,620          5,568
  Interest expense                                  (32,145)       (31,905)
  Other                                                   -        100,000
                                                -----------    -----------
 Total other income or (expense)                    (26,524)        73,663
                                                -----------    -----------
NET INCOME(LOSS)                                $  (750,400)   $  (276,446)
                                                ===========    ===========

OTHER COMPREHENSIVE GAIN(LOSS), NET OF TAX
  Unrealized gain(loss) on available for sale
   securities                                        57,363       (199,625)
                                                -----------    -----------
COMPREHENSIVE LOSS                              $  (693,037)   $  (476,071)
                                                ===========    ===========
(BASIC LOSS PER SHARE)                          $     (0.07)   $     (0.03)


Weighted average number of common
 shares and common shares equivalents
 outstanding.                                     10,555,614     10,294,999







The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                      Six Months Ended
                                                         August 31
                                                     1999        1998
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss)                                $  (750,400)   $  (276,446)

Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                       14,034         12,677
  Amortization                                          204            399
  Common stock issued for services                        -         46,938
  Marketable securities received on settlement            -       (271,500)

(Increase)decrease in:
  Advances                                            2,336            587
  Accounts receivable                                  (250)             -

  Interest receivable                               (10,724)        (8,662)
  Inventory                                               -        (20,000)
Increase (decrease) in:
  Accounts payable                                   91,956          4,768
  Accrued expenses                                  192,425         68,455
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES             (460,419)      (442,784)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                   (2,845)       (13,573)
                                                 ----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES              (2,845)       (13,573)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Related party loans                                35,000         13,250
  Loans from others                                  32,000         30,000
  Issuance of preferred Stock                       285,000              -
  Issuance of revenue participation certificates     15,000        600,000

  Repayment of note                                  (8,931)       (99,000)
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           358,069        544,250
                                                 ----------    -----------




The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                     Six Months Ended
                                                         August 31
                                                     1999         1998
                                                -----------    -----------

NET INCREASE(DECREASE)IN CASH                      (105,195)        87,893

CASH AT BEGINNING OF PERIOD                         106,440         19,209
                                                -----------    -----------
CASH AT END OF PERIOD                           $     1,245    $   107,102
                                                ===========    ===========


SUPPLEMENTARY INFORMATION:

 Interest paid                                  $     5,322          2,250
 Income taxes paid                              $         -              -

Summary of significant non cash transactions

During the six months ended August 31, 1999, two directors converted $122,375 of principal and $12,625 of accrued interest into $135,000 of Cambridge project Revenue Participation Certificates.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of August 31, 1999, results of operations, and cash flows for the interim periods presented. Operating results for the three months and six months ended August 31, 1999, are not necessarily indicative of the results that may be expected for the year ended February 28, 2000.

NOTE B - MARKETABLE SECURITIES

Current marketable securities consist partially of 2,008,824 shares of Treasures and Exhibits International, Inc. ("TEI"). In March 1999, the Company exercised its right to put the shares to TEI, at $.17 per share, and TEI failed to honor the put. The Company filed suit against TEI and on October 14, 1999 was granted a judgement for liquidated damages, in the amount of $341,500.08, and prejudgment interest in the amount of $16,361.78. The entire amount of the judgement will bear interest at the rate of ten percent per annum until paid. The Company intends to pursue collection of the judgement, and believes TEI, which reported $2,608,400 of total assets at September 30, 1998, has sufficient cash or assets to satisfy the debt. Accordingly, there is no reserve for unrecognized loss on the TEI shares which have been included in current assets at their cost basis of $256,500. The Company also holds 80,000 shares of Seahawk Deep Ocean Technology, Inc. (SDOT) Common Stock with a fair market value of $4,000.

Marketable securities held as long term investments by the Company August 31, 1999, consist of 100,000 shares of Seahawk Deep Ocean Technology, Inc. Common Stock. All of these shares are restricted shares and therefore are carried on the books at a fair market value of 50% of the quoted price as of August 31, 1999.

The accumulated unrecognized loss in investment on the Seahawk shares is $40,300.

NOTE C - SERIES A CONVERTIBLE PREFERRED STOCK

During the three month period ended August 31, 1999, the Company raised an additional $120,000 through the sale of 190,000 shares of Series A Convertible Preferred Stock.

NOTE D - NOTES PAYABLE RELATED

Notes payable to three related parties in the amount of $185,565 plus $24,149 of accrued interest thereon became due on August 31, 1999. Two of the parties have extended the due dates of notes and interest in the amount of $70,217 until August 31, 2000 under the same terms and conditions as the original notes. These notes accrue interest at 15% per annum. A note with accrued interest in the amount of $120,784 due to a director of the Company on August 31 1999 has not been renewed. As a result, the unpaid principal and interest is payable in full, and the rate of interest on the note increases to 18% per annum from August 31, 1999. Also, the Company may be liable for costs of collection. The Company believes that this director will agree to a renewal of this note, but due to extensive travel, the parties have not concluded a negotiation for the extension.

NOTE E - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $4,416,350. At August 31, 1999, the Company had negative working capital as indicated by current liabilities exceeding current assets by $994,435. Management intends to raise additional funds through the sale of debt or equity to finance ongoing shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in the Company's Form 10-KSB for the year ended February 28, 1999.

The Company expects to derive substantially all of its revenue through the sale and/or display of the shipwreck cargoes and artifacts, including replicas and general shipwreck merchandise. Therefore, until the Company is successful in locating, recovering and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet its financial requirements.

During the current fiscal year, the Company anticipates spending approximately $50,000 per month to pay administrative and general office expenses.

The original plan for the payment of these expenses involved the liquidation of approximately 2 million shares of Treasure and Exhibits International, Inc. (formerly know as Vanderbilt Square Corporation)("TEI") restricted common stock and the sale of the Company's equity or debt. When the Company attempted to liquidate the TEI shares through the exercise of its right to "Put" these shares back to TEI on March 20, 1999, TEI failed to honor its commitment. The Company filed suit and on October 14 1999, a judgement was entered against TEI in the principal amount of $341,500.08 plus prejudgment interest of $16,361.78. The unpaid balance of this amount will earn interest at the rate of ten percent per annum until the judgement is paid in full. The company believes this judgement is collectable and intends to diligently pursue all collection efforts. As a result of TEI's failure to meet its financial obligations with respect to the Put Option, the Company has become delinquent in certain of its financial obligations. The Company believes this is a short-term problem and that it will be current in its obligations within ninety days of the filing of this Report.

In addition to the funds the Company expects to receive from TEI, the Company intends to continue to sell debt and equity securities to fund its ongoing office, overhead and operational expenses.

Operationally, the Company, subject to financing, plans to continue the search operations for the Cambridge, Republic and Concepcion Projects. Additionally, if any of the search operations are successful, and subject to financing, the Company plans to begin recovery operations on one or more of these projects. The Company intents to finance these operations through the sale of equity, revenue participation or debt. There can be no assurance of the Company's ability to secure financing and this could cause a delay or cancellation of one or more projects.

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

The Company uses PC computers with year 2000 compliant hardware. The Company does not depend on any specialized computer hardware that may become non-functional due to Y2K problems.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None

ITEM 2.  Changes in Securities.

During the three month period ended August 31, 1999, the Company raised
$120,000
from three accredited and four non-accredited investors in a private offering of Series A Preferred Stock. The securities were sold pursuant to the exemption provided by Rule 506. The investors were provided with information regarding their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities.


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

                                ODYSSEY MARINE EXPLORATION, INC.


Date: October 15, 1999          By:/s/ David A. Morris
                                   David A. Morris, Chief Financial Officer