Form 10QSB
period 1999-11-30
ODYSSEY MARINE EXPLORATION INC
filed 2000-01-13
CIK 798528

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 1999

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

                  [ X ]  Yes          [   ]  No

As of December 31, 1999, the Registrant had 10,555,614 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                      INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     November 30, 1999 ...........................................    3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended November 30, 1999, and Three Months
     Ended November 30, 1998 .....................................    4

     Unaudited Consolidated Statements of Operations, Nine Months
     Ended November 30, 1999, and Nine Months Ended
     November 30, 1998 ...........................................    5

     Unaudited Consolidated Statement of Cash Flows, Nine
     Months Ended November 30, 1999, and Nine Months Ended
     November 30, 1998 ...........................................   6-7

     Notes to Consolidated Financial Statements...................   8-9

Item 2. Management's Plan of Operation............................   9-10

Part II: Other Information........................................    10

     Item 1.  Legal Proceedings...................................    10

     Item 2.  Change in Securities................................    10

     Item 3.  Defaults Upon Senior Securities.....................    10

     Item 4.  Submission of Matters to a Vote
              of Security Holders.................................    10

     Item 5.  Other Information...................................    10

     Item 6.  Exhibits and Reports on Form 8-K....................    10

Signatures .......................................................    10

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET - Unaudited
NOVEMBER 30,1999

ASSETS
CURRENT ASSETS
  Cash                                                         $     9,153
  Marketable securities                                            241,426
  Advances and prepaid expense                                       3,630
                                                               -----------
          Total current assets                                     254,209

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    153,067
  Accumulated depreciation                                         (63,206)
                                                               -----------
                                                                    89,861
OTHER ASSETS
  Artifacts                                                         20,000
  Marketable securities held long term                               1,000
  Loans receivable from related parties                            152,848
  Deposits                                                             240
                                                               -----------
                                                                   174,088
                                                               -----------
                                                               $   518,158
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $   174,399
  Accrued expenses                                                 386,306
  Notes payable to related parties                                 731,671
  Notes payable other                                              197,000
                                                               -----------
            Total current liabilities                            1,489,376

DEFERRED RPC INCOME                                                825,000

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
    Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and outstanding                                                    19
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 10,555,614 issued and outstanding                   1,055
  Additional paid-in capital                                     2,891,843
  Accumulated unrealized loss in investment                        (44,200)
  Accumulated deficit                                           (4,644,935)
                                                               -----------
            Total Stockholders' deficiency                      (1,796,218)
                                                               -----------
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIENCY                   $   518,158
                                                               ===========

   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                    Three Months Ended
                                                         November 30
                                                    1999           1998
                                                -----------    -----------

REVENUES                                        $         -    $    20,000

OPERATING EXPENSES
 Project development                                 40,252         18,104
 Project operations                                  30,504        127,668
 Marketing                                           12,266         27,485
                                                -----------    -----------
 Total operating expenses                            83,022        173,257

GENERAL AND ADMINISTRATIVE EXPENSES                 120,675         73,465
                                                -----------    -----------
INCOME(LOSS) FROM OPERATIONS                       (203,697)      (226,722)

OTHER INCOME OR (EXPENSE)
  Interest income                                     4,365          2,572
  Interest expense                                  (34,735)       (13,423)
  Other                                               5,523         (1,625)
                                                -----------    -----------
 Total other income or (expense)                    (24,847)       (12,476)
                                                -----------    -----------

NET INCOME(LOSS)                                $  (228,544)   $  (239,198)
                                                ===========    ===========

OTHER COMPREHENSIVE GAIN(LOSS), NET OF TAX
  Unrealized gain(loss) on available for sale
   securities                                        (3,900)       112,083
                                                -----------    -----------
COMPREHENSIVE LOSS                              $  (232,444)   $  (127,115)
                                                ===========    ===========
(BASIC LOSS PER SHARE)                          $     (0.02)   $     (0.02)


Weighted average number of common
 shares and common shares equivalents
 outstanding.                                    10,555,614     10,294,999








   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited


                                                     Nine Months Ended
                                                         November 30
                                                    1999           1998
                                                -----------    -----------

REVENUES                                        $       250    $   234,750

OPERATING EXPENSES
 Project development                                167,369         74,068
 Project operations                                 342,575        383,991
 Marketing                                           41,366         69,700
                                                -----------    -----------
 Total operating expenses                           551,310        527,759



GENERAL AND ADMINISTRATIVE EXPENSES                 376,513        283,812
                                                -----------    -----------
INCOME(LOSS)FROM OPERATIONS                        (927,573)      (576,821)

OTHER INCOME OR (EXPENSE)
  Interest income                                     9,986          8,140
  Interest expense                                  (66,880)       (45,328)
  Other                                               5,523         98,375
                                                -----------    -----------
 Total other income or (expense)                    (51,371)        61,187
                                                -----------    -----------
NET INCOME(LOSS)                                $  (978,944)   $  (515,634)
                                                ===========    ===========

OTHER COMPREHENSIVE GAIN(LOSS), NET OF TAX
  Unrealized gain(loss) on available for sale
   securities                                        53,463        (87,542)
                                                -----------    -----------
COMPREHENSIVE LOSS                              $  (925,481)   $  (603,176)
                                                ===========    ===========
(BASIC LOSS PER SHARE)                          $     (0.09)   $     (0.05)


Weighted average number of common
 shares and common shares equivalents
 outstanding.                                    10,555,614     10,294,999








   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                      Nine Months Ended
                                                         November 30
                                                   1999           1998
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss)                                $  (978,944)   $  (515,634)

Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                       21,446         19,562
  Amortization                                          204            599
  Common stock issued for services                        -         46,938
  (Gain)loss on sale of marketable securities        (5,523)         1,625
  Marketable securities received on settlement            -       (271,500)
(Increase)decrease in:
  Advances                                               60         (1,264)
  Interest receivable                               (17,923)       (13,624)
  Inventory                                               -        (20,000)
Increase (decrease) in:
  Accounts payable                                  127,655          8,451
  Accrued expenses                                  300,033        129,943
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES             (552,992)      (614,904)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                   (2,845)       (17,885)
                                                 ----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES              (2,845)       (17,885)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Related party loans                                90,000         13,250
  Loans from others                                  72,000         55,000
  Issuance of preferred Stock                       285,000              -
  Issuance of revenue participation certificates     15,000        662,500
  Sale of marketable securities                      22,197            375
Repayment of note                                   (25,647)       (97,790)
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           458,550        633,335
                                                 ----------    -----------





   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                     Nine Months Ended
                                                         November 30
                                                   1999           1998
                                                -----------    -----------

NET INCREASE(DECREASE)IN CASH                       (97,287)           546

CASH AT BEGINNING OF PERIOD                         106,440         19,209
                                                -----------    -----------
CASH AT END OF PERIOD                           $     9,153    $    19,755
                                                ===========    ===========


SUPPLEMENTARY INFORMATION:

 Interest paid                                  $     7,092          3,375
 Income taxes paid                              $         -              -

Summary of significant non cash transactions

During the nine months ended November 30, 1999, two directors converted $122,375 of principal and $12,625 of accrued interest into $135,000 of Cambridge project Revenue Participation Certificates. The Company issued notes to three officers for accrued unpaid compensation of $375,000, and $10,000 was added to a note payable to a related party for $10,000 of sonar equipment.



























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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of November 30, 1999, results of operations, and cash flows for the interim periods presented. Operating results for the three months and nine months ended November 30, 1999, are not necessarily indicative of the results that may be expected for the year ended February 28, 2000.

NOTE B - MARKETABLE SECURITIES

In March 1999, the Company exercised its right to put 2,008,824 shares to Treasures and Exhibits International, Inc. ("TEI"), at $.17 per share, and
TEI failed to honor the put. The Company filed suit against TEI and on October 14, 1999 was granted a judgement for liquidated damages, in the amount of $341,500.08 plus prejudgment interest for $16,361.78 with the entire amount bearing interest at the rate of ten percent per annum until paid.

On December 8, 1999, the Company entered into a settlement agreement with TEI that provides for a payment plan under which TEI will purchase the shares with periodic payments through February 16th 2000. The settlement amount includes $341,500 for the shares, $20,327 for legal expense reimbursement, and $18,911 for interest.

At November 30, 1999, the Company's current marketable securities totaled $241,426 consisting of 1,878,252 shares of TEI valued at $239,826 and 80,000 shares of Seahawk Deep Ocean Technology, Inc. (SDOT) Common Stock with a fair market value of $1,600.

Marketable securities held as long term investments by the Company August 31, 1999, consist of 100,000 shares of Seahawk Deep Ocean Technology, Inc. Common Stock. All of these shares are restricted shares and therefore are carried on the books at a fair market value of 50% of the quoted price as of November 30, 1999. The accumulated unrecognized loss in investment on the Seahawk shares is $44,200.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $4,644,935. At November 30, 1999, the Company had negative working capital as indicated by current liabilities exceeding current assets by $1,235,167. Management intends to raise additional funds through the sale of debt or equity to finance ongoing shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The original plan for the payment of these expenses involved the liquidation of approximately 2 million shares of Treasure and Exhibits International, Inc. (formerly know as Vanderbilt Square Corporation)("TEI") restricted common stock and the sale of the Company's equity or debt. When the Company attempted to liquidate the TEI shares through the exercise of its right to "Put" these shares back to TEI on March 20, 1999, TEI failed to honor its commitment. The Company filed suit and on October 14 1999, a judgement was entered against TEI in the principal amount of $341,500.08 plus prejudgment interest of $16,361.78. The unpaid balance of this amount will earn interest at the rate of ten percent per annum until the judgement is paid in full. On December 8, 1999 the Company entered into a Settlement Agreement with TEI and it's principal officer, Larry Schwartz, as Guarantor. The Agreement required TEI to pay the debt, including legal expense and interest, through weekly installments until February 16, 2000 when the debt is to be paid in full. TEI has defaulted on the Agreement and the Company filed suit on December 28, 1999 against the Guarantor for collection of the entire amount owing.

In addition to the funds the Company expects to receive from TEI and/or its principal, the Company intends to continue to sell debt and equity securities to fund its ongoing office, overhead and operational expenses.

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

YEAR 2000 COMPLIANCE

The Company has had no adverse effect on its operations or accounting records related to the year 2000.

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

                                ODYSSEY MARINE EXPLORATION, INC.


Date: January 13, 1999          By:/s/ David A. Morris
                                   David A. Morris, Chief Financial Officer