Form 10KSB
period 2000-02-29
ODYSSEY MARINE EXPLORATION INC
filed 2000-05-30
CIK 798528

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended February 29, 2000

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

                  [ X ]  Yes          [   ]  No

As of April 20, 2000, the Registrant had 11,254,777 shares of Common Stock, $.0001 Par Value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $4,132,200.

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

On August 8, 1997, the Company acquired all of the issued and outstanding stock of Remarc International, Inc., a Delaware corporation ("Remarc"), in exchange for approximately 7,750,000(post split) shares of its no par value Common Stock. On August 15, 1997, the Company filed an Information Statement with the Securities and Exchange Commission, which announced the Company's intention to hold a Shareholder Meeting on September 8, 1997. The Shareholders approved the following measures: (i) change the name of corporation to Odyssey Marine Exploration; (ii) change the domicile of the corporation from Colorado to Nevada; (iii) reverse split the Common Stock 1 for 5,(iv) approve an Employee Stock Option Plan, and (v) authorize 10,000,000 shares of preferred stock.

All financial information and share data in this Form 10-KSB give retroactive effect to the reverse split.

REMARC INTERNATIONAL, INC.

Remarc International, Inc. was formed May 26,1994 to engage in the business of recovering and marketing artifacts and cargoes from deepwater shipwrecks.

Since its inception, Remarc focused on researching, permitting and developing a number of shipwreck projects. On August 8, 1997, Remarc became a wholly owned subsidiary of Odyssey Marine Exploration and on February 25, 1999, Remarc International Inc. and Odyssey merged with Odyssey being the surviving Corporation.

ODYSSEY MARINE, INC.

Odyssey Marine, Inc., a Florida corporation, was incorporated on November 2, 1998, as a wholly owned subsidiary of Odyssey Marine Exploration, Inc. for the purpose of administering the Company's payroll and health plan.

The Company maintains a web site at www.shipwreck.net.

DESCRIPTION OF BUSINESS

GENERAL

Odyssey is engaged in the business of conducting archaeologically sensitive recoveries of cargo and artifacts from various shipwrecks. The Company plans to produce revenue by exhibiting the artifacts and selling merchandise consisting of certain cargoes, replicas of the artifacts and general merchandise relating to the specific shipwrecks or the shipwreck business in general. In addition, the Company plans on producing revenue in the form of project sponsorships and through the sale of intellectual property rights.

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

A. PROJECT DEVELOPMENT: RESEARCH AND GOVERNMENT LIAISON.

The foundation for any shipwreck search and recovery expedition is the research behind the project. Not only is the research critical to evaluate the potential value, location and viability of a shipwreck project, but it is also necessary in order to establish the historical significance and the archaeological approach to the excavation that may be required.

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

ROV's can be equipped with a wide variety of tools enabling the operator to pick up samples, dredge or remove sand and/or overburden, take video footage or still photos and to acquire approximate measurements of the visible wreck site. There are several companies that lease the vessels, equipment and personnel necessary to conduct offshore search operations. The Company intends to lease the necessary vessels and equipment until such time as the Company's utilization of vessels and equipment justifies ownership and the financing for such vessels and equipment is available. The Company retains its own project manager to ensure quality control.

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

Odyssey plans to capitalize on the public's fascination with shipwrecks by developing opportunities for the public to share in the excitement. These plans include: joining the expedition as "adventure tourists", following the expedition on the Internet, watching television specials that bring together the history, search and recovery of shipwrecks, viewing video of recovery operations, owning coins or artifact replicas, and viewing shipwreck artifacts at both traveling and permanent exhibitions and tourist attractions.

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

     MERCHANDISE SALES

Merchandise sales will comprise any items sold that were not recovered from a particular shipwreck. This merchandise can include artifact replicas (including jewelry), logo merchandise, videotapes, books and other products. Merchandise may be sold through retail outlets, over the Internet (e-commerce), in conjunction with exhibits, and through direct marketing, including home shopping or documercials.

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

     INTELLECTUAL PROPERTY

Intellectual Property (IP) rights will include media rights (television, film, book, video, photos), and licensing fees. "Rights" fees to shipwreck projects will be weighed against the PR value of the exposure (which drives merchandise sales), and what future rights the company may retain to promote sales.

The current increase in the number of digital television channels will drive a major increase in the need for content (programming). Retaining some or all rights to the television specials produced for each project could generate additional revenue stream from licensing fees to the domestic and international television markets long into the future.

ACTIVE PROJECTS

The Company currently has several projects in various stages of development and has plans to conduct operations on at least three of its sites during 2000.

     CAMBRIDGE PROJECT

The "Cambridge Project" is an expedition to locate, recover and market the artifacts and cargo of a large colonial warship, lost in a severe storm in the 1600's. Based on research conducted by the Company and its researchers, management believes that there is a high probability that the ship was carrying a cargo of coins with a bullion value of between $20 and $75 million and a potential numismatic value of between $200 million to over $1 billion. This will depend on whether the specie referenced in research documents is gold or silver, its denomination and condition, and the method chosen for marketing.

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

During the summer of 1999, a side scan sonar survey was conducted over an area of approximately 65 square miles. During this operation, 210 anomalies were located. After post processing of the data, all but 132 were eliminated. Of the remaining 132 targets, only 20 are considered to be "highly probable".
The Company plans to return to the work area in July 2000 and inspect the highly probable anomalies with a remotely operated vehicle.

If the Company is successful in locating the Cambridge during the July operations, an archaeological excavation will be planned for late 2000 or early 2001. If the Cambridge is not located, the Company intends to continue the side scan operation during the late summer and early fall of 2000.

     REPUBLIC PROJECT

The Republic Project is an attempt to locate, identify, recover, conserve and market the cargo of the Republic, a steam ship that sank after the Civil War. According to the Company's research, the Republic's cargo included approximately 48,000 troy ounces of gold. While the bullion value (at $280 per ounce) is approximately $13,000,000, much of the gold may have been shipped as dust, nuggets, and privately minted coins and bars from the gold fields, potentially increasing the value of the cargo. Odyssey has reached an agreement with researchers and insurance interests that would give the Company 80% of any net revenue generated by the project.

The Republic Project was offered to the Company in 1999. After conducting research and due diligence on the project, the Company signed an Agreement to take over the project. The Agreement provides for the Company to assume all financial and management responsibilities for the Project. The Company will receive 80% of the net profit with the balance being paid to the insurers and the researchers.

Prior to the Agreement with the Company, a side scan survey was conducted over a major portion of the search area by other parties. Several anomalies were located but ROV inspections were never conducted. By the time Odyssey became involved in the Project, most of the original side scan data had been lost. The Company's technicians attempted to reconstitute the survey data through log books and positioning information.

During 1999, the Company conducted ROV inspections of the anomalies. Although certain anomalies were found, it was determined that the positioning data was generally unreliable, so plans were made to continue the operation in 2000.

The Company intends to conduct a new search operation beginning May 2000. The equipment deployed during this operation will include side scan sonar and a remote operated vehicle capable of working to the maximum depths of the search area. The Company expects this operation to last for a maximum of forty-five days.

If the Republic is located, recovery operations will begin as soon as the archaeological excavation plan is complete.

     CONCEPCION PROJECT

The "Concepcion Project" is a project attempting to locate, identify, recover, conserve and market the cargo of an early 18th century shipwreck that sank while carrying a large cargo of gold. Value estimates by Management for the Concepcion Project range from a gold bullion value of approximately $35 million to a potential numismatic and collectors value of well over $100 million.

Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar), a Brazilian S/A, was formed to conduct the Concepcion Project. The Company owns 24.5% of the Common Voting Stock and 55% of the Preferred Non-Voting Stock of Pesqamar.

In August of 1995, Pesqamar and Salvanav LTDA., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS conducted all operations on the shipwreck project until April of 1999 when a bifurcation agreement between the parties ended the operation of CONPAS. The sought after shipwreck has not yet been identified and the Company intends to continue searching for the shipwreck through Pesqamar.

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

The offshore search phase of this project was commenced during October 1996. To date over 400 square miles have been surveyed with side scan sonar and ROV inspections have been conducted on approximately 20 sites. Due to the conditions observed with the ROV, a magnetometer survey was conducted on these sites during January and February 1998. The Company anticipates further ROV inspections will be recommenced during the fall of 2000.

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

      * Nauticos
      * Columbus America Group

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

On the marketing side, there is a cottage industry of a few shops and small museums around the country that market shipwreck artifacts. However, there is one group which has recently begun a pioneering effort in marketing shipwrecks. In spite of the fact that their business is less than three years old, they have developed a formula that seems to be working very well. They have developed a "Shipwreck Treasure Road Show" which has two components. First is a small display of valuable pieces from the Atocha and various other shipwrecks, which is advertised in the press as a "Mini-museum" free for the public to view. The second component is a large display of jewelry, artifacts, replicas, books and other items relating to shipwrecks. The exhibit typically comes to a town for 4 to 5 days, during which it is set up in one of the largest jewelry stores in that city. A major advertising campaign in the market is undertaken, and the public's response to date has been excellent.

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

Management does not believe that the Convention will be adopted as presented, however, because the United States, Great Britain and several other critical countries have voiced their opposition to this initiative and stand ready to block its passage. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association (HSSPAC) and the Professional Shipwreck Explorer's Association (ProSEA) are cooperating to prevent adoption of this convention in its currently proposed restrictive form. The Company's management has been involved in a leadership role, and Greg Stemm, Vice President, Research and Operations for the Company, is presently President of ProSEA, as well as a member of the United States delegation chosen to negotiate this Convention.

COST OF ENVIRONMENTAL COMPLIANCE

While offshore operations and the operation of vessels require compliance with numerous environmental regulations, the Company intends to lease or charter the necessary vessel and equipment thereby transferring the responsibility of environmental compliance to the equipment and vessel owners.

EMPLOYEES

The Company currently employs its three executive officers, on a full time basis. The Company also employs two individuals doing administrative assistance and public relations. In addition, the Company hires consultants from time to time to perform specific services.

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

     4. NATURAL HAZARDS. Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than during others. There can be no assurances that the Company and/or entities it is affiliated with will be able to conduct their search and/or recovery operations only during such favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exits that unexpected conditions in a search area may occur and that such unexpected conditions might adversely affect the Company's operations. Further, it is possible that natural hazards may prevent or significantly delay search and/or recovery operations and therefore any distributions.

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

     7. DELAY IN DISTRIBUTION OR SALE OF RECOVERED OBJECTS. The methods and channels which may be used in the disposition of the recovered items are uncertain at present and may include one or a combination of several alternatives. Ready access to buyers for disposition of any artifacts or other valuable items recovered, however, cannot be assured and delays in the disposition of such items are very possible.

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

     12. PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. Although there is a limited market for the Company's Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in the Company in the future. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the OTC Bulletin Board.

    13. CONTROL BY EXISTING MANAGEMENT. The current executive officers and directors of the Company own beneficially approximately 50% of the Company's outstanding Common Stock. Accordingly, the current executive officers and directors will continue to have the ability to significantly influence the outcome of elections of the Company's directors and other matters presented to a vote of shareholders.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its offices at 3507 Frontage Road, Suite 100, Tampa, Florida 33607. The offices consist of approximately 3,170 square feet of office space that the Company sub-leases from a non-affiliated company. The agreement began April 1, 1997 and expires December 31, 2000. The approximate yearly rental is as follows: 1999-$44,120, 2000-$39,777.

ITEM 3.  LEGAL PROCEEDINGS

On February 18, 2000 two complaints were filed against the Company in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, on behalf of plaintiff, Seahawk Deep Ocean Technology, Inc.("Seahawk"), seeking approximately $43,400, plus attorney fees, in payment for certain services rendered. The Company has paid the amount it feels it owes ($32,600.00) into an escrow account and continues to defend the case.

On October 14, 1999, a judgement was entered in favor of the Company against Treasure & Exhibits International, Inc.("VNSR") in the principal amount of $341,500.08 plus prejudgment interest of $16,361.78. The suit stemmed from certain put options granted to the Company by VNSR. The principal and interest has been paid by VNSR. In May 2000, the parties agreed to a final payment in the amount of $45,000 for reimbursement of legal expense and interest. Upon receipt of the final payment the Company has agreed to dismiss the judgement.

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
                                         Bid*
                                                 High         Low
      Quarter Ended               -----        -----


      May 31, 1998                $4.00        $2.00
      August 31, 1998             $3.50        $2.00
      November 30, 1998           $2.37        $0.94
      February 28, 1999           $2.37        $0.81
      May 31, 1999                $1.69        $1.00
      August 31, 1999             $1.44        $0.81
      November 30, 1999           $0.81        $0.15
      February 29, 2000           $0.31        $0.13

     (*) The above prices have been adjusted to account for the 1 for 5 reverse split effective September 9, 1997.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

The number of record holders of the Company's $.0001 par value Common Stock at April 30, 2000 was 175. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

(c) DIVIDENDS.

Holders of the Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and none are anticipated in the foreseeable future.

(d)  RECENT SALES OF UNREGISTERED SECURITIES.

      COMMON STOCK

During the three months ending February 29, 2000 the Company issued 10,000 shares of common stock to one individual for services valued at $2,500 and 16,800 shares to an individual for accrued expenses valued at $4,200. The Company issued 302,363 shares to three individuals for $132,000 of notes payable and $17,133 of accrued interest thereon.

The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The persons to whom these securities were issued were employees and consultants to the Company and noteholders who made an informed investment decision and had access to material information regarding the Company. The certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

On February 3, 2000 the Company issued 250,000 shares to three individuals in an exchange for common stock of another company valued at $50,000.

The securities issued in the exchange were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The three persons to whom these securities were issued are investors who made an informed investment decision and had access to material information regarding the Company. The certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

The Company conducted a Private Placement dated March 31, 2000, in which it offered Units consisting of 100,000 shares of the Company's Restricted Common Stock, and a Warrant to purchase up to 100,000 shares of Restricted Common Stock at the price of $1.25 per share until August 31, 2000 or at the price of $2.50 per share from September 1, 2000 until March 31, 2002. The Units were offered at a purchase price of $50,000 per Unit. Seven Units were sold. The Company is obligated to file a registration statement with respect to this transaction on or before June 30 2000. If the Company fails to file the registration statement the holders of the Units are entitled to receive additional shares.

The securities issued in the private placement were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The persons to whom these securities were issued are accredited investors who made an informed investment decision and had access to material information regarding the Company. The certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

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

In the long term, the Company expects to derive substantially all of its revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas. Therefore, until the Company is successful in acquiring and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet its cash flow requirements. To date, the Company has conducted private placements of debt, equity and project specific revenue participation to meet its financial obligations.

For the next twelve months, the Company anticipates spending approximately $60,000 per month to pay salaries and general office expense and an additional $500,000 to continue the "Republic", "Cambridge" and "Concepcion" operations.

In order to fund its overhead and projects, the Company conducted a private placement of Units consisting of Common Stock and Warrants that raised $350,000 for operational and administrative purposes. The Company has also raised approximately $265,000 through the sale of marketable securities and anticipates it will generate an additional $250,000 from future sales of marketable securities held by the Company. Depending on the results of the Republic and Cambridge operations, the Company plans on financing the balance of its budget through secured debt or another private placement of debt or equity.

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

The Company investigated potential problems with software used by the Company for the management of its business and communications. The Company utilizes very common software packages, all of which are relatively new. Potential problems with software compliance were addressed by all of the software package vendors and in the first quarter of 1999 the Company installed patches to it's software programs to insure Y2K compliance. There was no additional cost incurred to access these updates.

The Company is not dependant on any material suppliers that would be expected to cause an interruption of the Company's business operations if they were to suffer Y2K compliance problems.

To date, there have been no adverse effects on the Company's operations or accounting records related to the year 2000 issue.

ITEM 7.  FINANCIAL STATEMENTS.

Please see pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of the officers and directors.

        NAME                 AGE                 POSITION
  -----------------          ---        -----------------------------

  John C. Morris             51         President and Chairman of the
                                        Board of Directors

  Gregory P. Stemm           43         Vice-President, Research &
                                        Operations, Director and Chairman
                                        of Nominating Committee

  David A. Morris            49         Secretary and Treasurer

  William C. Callari         38         Director and Chairman of Project
                                        Review Committee

  Gerald Goodman             51         Director and Chairman of Audit
                                        Committee

  E. Eugene Cooke            60         Director

  Brad Baker                 40         Director and Chairman of the
                                        Compensation Committee

There is no family relation between any of the Directors or the Executive Officers of the Company except John Morris and David Morris who are brothers.

All directors will hold office until the next annual meeting of the Shareholders.

The three Executive Officers each have employment contracts that are effective from March 1, 2000 until February 28, 2001.

The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the last five years.

JOHN C. MORRIS has served as an Officer and Director of the Company since August 1997, and as an officer and director of Remarc since May 1994. Prior to that, Mr. Morris was an officer and director of Seahawk Deep Ocean Technology, Inc. ("SDOT") from March 1989, until January 1994. As President of SDOT, Mr. Morris was in charge of the Company which completed the first archaeologically sound recovery of a deep water shipwreck, salvaging a Spanish shipwreck from approximately 1,500 feet of water near the Dry Tortugas. The recovery yielded nearly 17,000 artifacts consisting of gold, silver coins, pottery, pearls, jewelry, and numerous other artifacts. From 1992 until 1997, Mr. Morris served on the Board of Directors of the Florida Aquarium, a not for profit corporation engaged in the operation of a large aquarium facility in Tampa, Florida.

WILLIAM C. CALLARI, has served as an Officer of the Company from October 1995 to February 1998, and as a Director of the Company since October 1995. Callari is Chairman of International Licensing & Merchandising, Inc., a company that holds the license for the management of the e-Commerce platform for the world's fair, EXPO2000, to be held in Hannover, Germany in the year 2000. He is President of North Star Resources, Inc., a firm that provides contracting management services, and business management services. For the past nine years, he has also been President of Realty Development & Management, Inc., a real estate development and construction company. From 1986 to 1992, Mr. Callari was involved in property management, real estate development, construction and marketing for many real estate limited partnerships. Prior to that, he received a Bachelor of Science degree in Business Administration (Marketing) from Seton Hall University in 1983.

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

Stemm is a member of the United States delegation to the United Nations, Educational, Scientific and Cultural Organization (UNESCO) expert meeting to consider the "Draft Convention for the Protection of Underwater Cultural Heritage". This group will determine future international deep-ocean shipwreck guidelines. He has written articles on the ethics and future of deep ocean shipwreck exploration and archaeological excavation, and has given over 100 lectures on the subject at the Institute of Nautical Archaeology, World President's Organization, Young Entrepreneur's Organization and before other groups. He was named a panelist on Shipwreck Ethics at the 1998 Law of the Sea Institute and was also recently selected as a fellow of the Explorers Club. Greg writes a column on shipwreck exploration for "Underwater Magazine", and is currently President, and a founding Board Member, of the Professional Shipwreck Explorers Association (ProSEA). ProSEA is a not-for-profit trade association that provides a forum through which salvors, archaeologists and government entities work together to promote a high standard of ethics and principals in dealing with deep sea shipwreck resources.

As a principal of Seahawk, Stemm was involved in directing research and technology for the company, which resulted in locating two Spanish Colonial shipwrecks in depths greater than 1,000 feet. He was also responsible for directing the archaeological team and operations that accomplished the world's first remote archaeological excavation, in a depth of 1,500 feet southwest of the Florida Keys.

In addition, Stemm is a member of MENSA, The Nautical Archaeology Society, The Society for American Archaeology, and a founder of the Florida Aquarium. He was formerly International President and director of the Young Entrepreneurs Organization (YEO), an exclusive group of founders of companies throughout the world. He was also appointed to the International Board of Directors of the World Entrepreneurs Organization (WEO). Prior to his involvement with Seahawk, Stemm was co-founder and a partner in DeFrain-Stemm Advertising, a full service advertising agency which included clients such as Trammell Crow Real estate, NCNB National Bank, Hyatt Hotels and may other tourism and real-estate-oriented businesses. Greg was responsible for all strategic planning and marketing for clients of the agency.

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

BRAD BAKER is CEO of myprivates.com, an Internet company tasked with raising money for private placements on the internet. During the last six years, he has been President of Kansas Home Development Corporation, a developer of affordable housing in Kansas City, Kansas.

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

He began his technology career by founding a chain of retail computer stores that became the premier Apple and IBM dealers in southwest Florida. Later, he took a computer peripheral company, Tech:Time (NASDAQ TTME) public. One of Baker's projects was to design a low cost computer network for peripheral equipment that is still used today. Baker has consulted with Bell & Howell and Hewlett Packard on ink-jet printer design; as well as the U. S. Coast Guard and several other Fortune 500 companies on solid-state equipment design.

Baker received a presidential appointment from President Reagan to serve as a White House Fellow in 1987. In this assignment he was involved in many policy issues, including technology. Later, he became one of the officers of the Resolution Trust Corporation, the government agency tasked with solving the savings and loan problem. As founder and CEO of NetLine, Baker has guided the company through explosive growth while engineering a high level of customer support and service.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows: (1) Will Callari reported four sales totaling 6,300 shares of common stock sold during the year ending February 29, 2000, late in a Form 5; and (2) Greg Stemm reported four sales totaling 6,500 shares of common stock sold during the year ending February 29, 2000, late in a Form 5.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information regarding the executive compensation for the Company's President for the years ended February 29, 2000 and February 28, 1999 and 1998, and each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.

                          SUMMARY COMPENSATION TABLE

                                                 Long-Term Compensation
                                            ----------------------------
                   Annual Compensation          Awards          Payouts
                 ---------------------      ----------------    -------
                                                      Securi-
                                                      ties
                                            Re-       Under-              All
Name and                                    stricted  lying      LTIP    Other
Principal                                   Stock     Options/  Payout   Compen-
Position          Year   Salary   Bonus     Awards    SARs(#)    ($)     sation
----------------  ----   -------- --------  -------  ---------  ------   -------
John C. Morris,   2000   $150,000  $25,000      -0-   220,000      -0-      -0-
  President       1999   $100,000       -0-     -0-    75,000      -0-      -0-
                  1998   $ 90,000       -0-     -0-        -0-     -0-      -0-

Gregory P. Stemm, 2000   $150,000  $25,000      -0-   195,000      -0-      -0-
  Vice-President  1999   $100,000       -0-     -0-    75,000      -0-      -0-
                  1998   $ 90,000       -0-     -0-        -0-     -0-      -0-

David A. Morris,  2000   $125,000  $15,000      -0-   195,000      -0-      -0-
   Secr/Treas     1999   $ 75,000       -0-     -0-    75,000      -0-      -0-
                  1998   $ 50,000       -0-     -0-        -0-     -0-      -0-


                      OPTION GRANTS IN LAST FISCAL YEAR
                               Individual Grants

                   Number of   % of Total
                  Securities    Options
                  Underlying   Granted to    Exercise or
                   Options    Employees in   Base Price    Expiration
      Name        Granted(#)   Fiscal Year   ($/Share)       Date
----------------  ----------  ------------  ------------   -----------

John C. Morris        45,000         3.59       $ 1.50      2/28/2003
John C. Morris       112,500         8.98       $ 2.00      2/28/2003
John C. Morris        62,500         4.99       $ 3.00      2/28/2003
Greg P. Stemm         45,000         3.59       $ 1.50      2/28/2003
Greg P. Stemm         87,500         6.99       $ 2.00      2/28/2003
Greg P. Stemm         62,500         4.99       $ 3.00      2/28/2003
David A. Morris       45,000         3.59       $ 1.50      2/28/2003
David A. Morris       87,500         6.99       $ 2.00      2/28/2003
David A. Morris       62,500         4.99       $ 3.00      2/28/2003

                   AGGREGATE OPTION EXERCISES IN YEAR ENDED
            FEBRUARY 29, 2000 AND FEBRUARY 29, 2000 OPTION VALUES

                                       Securities Under-  Value of Unexer-
                                       lying Unexercised    cised In-The-
                  Shares                  Options at      Money Options at
                Acquired on            February 29, 2000  February 29, 2000
                 Exercise     Value      Exercisable/       Exercisable/
Name             (Number)    Realized   Unexercisable      Unexercisable
--------------- -----------  --------  -----------------  ----------------
John C. Morris      -0-        -0-        295,000 / -0-       -0- / -0-
Greg P. Stemm       -0-        -0-        270,000 / -0-       -0- / -0-
David A. Morris     -0-        -0-        270,000 / -0-       -0- / -0-

EMPLOYMENT AND CONSULTING AGREEMENTS

Effective March 1, 2000 the Company entered into one year employment agreements with its three executive officers. These agreements provide for the following annual salaries: John C. Morris, President - $150,000; Gregory
P. Stemm, Vice-President - $150,000; and David A. Morris, Secretary and Treasurer - $125,000. All three officers are also entitled to receive a bonus of up to 100% of their base salary with such bonuses to be based upon job proficiency and approval of the board of directors. Each agreement also provides for the issuance of a total of 50,000 stock options, exercisable for a period of four years from March 1, 2000 at an exercise price of $0.30 per share.

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

During the fiscal year ended February 29, 2000, the Company issued the following options to officers and directors, in addition to those itemized in the Summary Compensation Table above, from the Plan:

                                  Date       Number of   Option     Date
                                  Of         Options     Exercise   Of
Grantee              Position     Grant      Granted     Price      Expiration
------------------   ----------  ---------   ---------   ---------  ----------
William C. Callari   Director    4/23/1999     40,000     $1.50      2/28/2003
William C. Callari   Director    4/23/1999     65,000     $2.00      2/28/2003
William C. Callari   Director    4/23/1999     40,000     $3.00      2/28/2003
E. Eugene Cooke      Director    4/23/1999     12,500     $1.50      2/28/2003
E. Eugene Cooke      Director    4/23/1999     37,500     $2.00      2/28/2003
E. Eugene Cooke      Director    4/23/1999     12,500     $3.00      2/28/2003
Brad Baker           Director    4/23/1999     15,000     $1.50      2/28/2003
Brad Baker           Director    4/23/1999     15,000     $2.00      2/28/2003

Brad Baker           Director    4/23/1999     15,000     $3.00      2/28/2003
Gerald Goodman       Director    4/23/1999     15,000     $1.50      2/28/2003
Gerald Goodman       Director    4/23/1999     15,000     $2.00      2/28/2003
Gerald Goodman       Director    4/23/1999     15,000     $3.00      2/28/2003


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of April 30, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Officers and Directors of the Company as a Group.

                                    Amount of
Name of                             Beneficial              Percentage
Beneficial Owner                    Ownership               of Class
------------------                 --------------           ----------

John C. Morris                      1,360,895  (1)           11.8%
3507 Frontage Rd. Suite 100
Tampa, FL 33607

Gregory P. Stemm                    1,841,741  (2)           16.1%
3507 Frontage Rd., Suite 100
Tampa, FL  33607

William C. Callari                  1,420,595  (3)           12.5%
Wedgewood Professional Bldg.
1725 Route 35, Suite B
Wall Township, NJ  07719

E. Eugene Cooke                     1,158,096  (4)           10.0%
3901 Old Gun Road West
Midlothian, VA  23113

Mr. Gerald Goodman                    144,379  (5)            1.3%
Meridian Center I,
Two Industrial Way West
Eatontown, NJ  07724

Brad Baker                            118,627  (6)            1.1%
1322 Pine Needle Road
Venice, FL  34292

David A. Morris                       407,253  (7)            3.6%
6522 Bimini Court
Apollo Beach, FL  33572

All Officers and Directors
as a group                          6,451,586                49.9%
__________________

(1) Includes 889,149 shares held of record by John Morris, 110,080 shares owned beneficially by Mr. Morris by virtue of his 45% interest in shares held by Estimated Prophet, Inc., 345,000 shares underlying currently exercisable stock options, and 16,666 shares underlying the option to convert revenue participation certificates into common stock.

(2) Includes 126,182 shares held of record by Greg and Laurie Stemm, 1,395,559 shares held by Adanic Capital, Ltd., a limited partnership for which Greg Stemm serves as general partner, and 320,000 shares underlying currently exercisable stock options.

(3) Includes 1,190,595 shares held of record by William Callari and 230,000 shares underlying currently exercisable stock options.

(4) Includes 741,482 shares held of record by Eugene Cooke, 97,500 shares underlying currently exercisable stock options, 45,834 shares underlying the option to convert revenue participation certificates into common stock, and 273,280 shares underlying an option to convert a note to common stock.

(5) Includes 64,379 shares held of record by Gerald Goodman and 80,000 shares underlying currently exercisable stock options.

(6) Includes 38,627 shares held of record by Brad Baker and 80,000 shares underlying currently exercisable stock options.

(7) Includes 57,253 shares held of record by David A. Morris, 30,000 shares held by Andrew P. Morris and Chad E. Morris his sons who live in the same household, and 320,000 shares underlying currently exercisable stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last fiscal year ended certain officers or directors have granted new loans or extended the due dates of existing loans to the Company. At February 29, 2000 the Company had loan agreements with its officers and directors under the following terms:


                      Relation-           Interest   Due       Warrants or
Date       Name       ship        Amount  Rate       Date      Conversion Right
--------   ---------  ---------  -------  --------   -------   ----------------
6/30/99    E. Cooke      D       $ 35,000    15%      6/30/00              -0-
11/1/99    E. Cooke      D       $ 61,011    15%      11/1/00          254,212
12/1/99    W. Callari    D       $132,131    15%      8/31/00              -0-
 9/1/99    D. Morris     O       $ 75,000    15%      9/01/00              -0-
 9/1/99    J. Morris     O&D     $150,000    15%      9/01/00              -0-
 9/1/99    G. Stemm      O&D     $150,000    15%      9/01/00              -0-


On April 1, 1999 the Company entered into a loan extension agreement with Robert Stemm, Greg Stemm's father, wherein Mr. Stemm extended the due date on his loan to the Company until March 31, 2000. The principal amount of $32,926 bears interest at 15% per annum and is secured by an inventory of raw emeralds. On October 17, 1999 the principal amount was increased by $10,000 for equipment sold to the Company by Mr. Stemm. As an incentive to extend the due date of the loan Mr. Stemm was granted an option to purchase up to 11,000 shares of the Company's restricted Common Stock at a purchase price of $3.00 per share. On April 1, 2000 the loan due date was again extended until March 31, 2001. As an incentive to again extend the due date of the loan Mr. Stemm was granted an option to purchase up to 21,500 shares of the Company's restricted Common Stock at a purchase price of $2.00 per share. This loan is convertible into shares of Common Stock at the rate of $.50 per share.

On August 31, 1999 the Company entered into a loan extension agreement with Robert Stemm. The due date on his loan, which originated October 16, 1996 in the principal amount of $50,000, has been extended for a term of one year. This loan bears interest at the rate of 15% per annum and is now due August 31, 2000. As an incentive to extend the due date of the loan Mr. Stemm was granted an option to purchase up to 35,000 shares of the Company's restricted Common Stock at a purchase price of $2.00 per share. This loan is convertible into shares of Common Stock at the rate of $1.00 per share.

On January 8, 2000 the Company entered into a loan extension agreement with Olive Morris, the mother of both John and David Morris. Mrs. Morris's loan was extended for a one-year term until January 8, 2001 and bears interest at 15% per annum. The loan is convertible into shares of the Company's Common Stock at $.50 per share at Mrs. Morris' option. The original loan granted Mrs. Morris warrants entitling her to purchase up to 10,000 shares of the Company's restricted Common Stock at a purchase price of $3.00 per share. As an incentive to extend the due date of the loan, which became due on January 8, 2000, Mrs. Morris was granted an additional option to purchase up to 15,000 shares of the Company's restricted Common Stock at a purchase price of $2.00 per share. On February 28, 2000, Mrs. Morris exercised her option to convert the principal balance under the loan into 60,000 shares of the Company's common stock.

During the year ended February 29, 2000, the Company made periodic advances to John Morris and Greg Stemm. These advances bear interest at 8%, and as of February 29, 2000, the amount of the receivable from John Morris was $82,969, including interest, and the amount of receivable from Greg Stemm was $74,659, including interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description                           Location
-------   -----------                           --------

 3.1      Articles of Incorporation, as         Incorporated by reference to
          amended                               Registrant's Form S-18 Regis-
                                                tration Statement
                                                (No. 33-7678-D)

 3.2      Bylaws                                Incorporated by reference to
                                                Registrant's Form S-18 Regis-
                                                tration Statement
                                                (No. 33-7678-D)

10.1      Employment Agreement dated March 1,   Filed herewith electronically
          2000, with David A. Morris

10.2      Employment Agreement dated March 1,   Filed herewith electronically
          2000 with Greg Stemm

10.3      Employment Agreement dated March 1,   Filed herewith electronically
          2000 with John C. Morris

23        Consent of Independent Public         Filed herewith electronically
          Accountants

27        Financial Data Schedule               Filed herewith electronically

                       INDEX TO FINANCIAL STATEMENTS
                       ODYSSEY MARINE EXPLORATION, INC.

                                                                   PAGE


Report of Independent Certified Public Accountants . . . . . . . .  F-2

Financial Statements:

    Consolidated Balance Sheet - February 29, 2000 . .   . . . . .  F-3

    Consolidated Statements of Operations for the years ended
      February 29, 2000 and February 28, 1999 . . . . . . . . . . . F-4

    Consolidated Statements of Changes in Stockholders'
      Deficiency for the years ended February 29, 2000, and
      February 28, 1999 . . . . . . . . . . . . . . . . . . . . . . F-5

    Consolidated Statements of Cash Flows for the years
      ended February 29, 2000 and February 28, 1999 . . . . . . . . F-6-F-7

    Notes to the Consolidated Financial Statements. . . . . . . . . F-8-F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Odyssey Marine Exploration, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. and subsidiary as of February 29, 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended February 29, 2000 and February 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiary as of February 29, 2000, and the results of their operations and their cash flows for the years ended February 29, 2000 and February 28, 1999, in conformity with generally accepted accounting principles.



/s/ Giunta, Ferlita & Walsh, P.A.
GIUNTA, FERLITA & WALSH, P.A.
Certified Public Accountants

May 2, 2000

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 2000

ASSETS

CURRENT ASSETS
  Cash                                                         $    47,175
  Marketable securities                                            183,583
  Advances                                                          10,006
                                                               -----------
          Total current assets                                     240,764

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    144,482
  Accumulated depreciation                                         (63,748)
                                                               -----------
                                                                    80,734
OTHER ASSETS
  Inventory                                                         20,000
  Loans receivable from related parties                            157,628
  Deposits                                                             240
                                                               -----------
                                                                   177,868
                                                               -----------
                                                               $   499,366
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                             $   204,613
  Accrued expenses                                                 455,550
  Notes payable                                                     89,500
  Notes payable to related parties                                 724,962
                                                               -----------
            Total current liabilities                            1,474,625

LONG TERM LIABILITIES
  Deferred Income from Revenue Participation Certificates          825,000

STOCKHOLDERS' DEFICIENCY
 Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
 Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and outstanding                                                    19
 Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 11,134,777 issued and outstanding                   1,113
  Additional paid-in capital                                     3,097,618
  Accumulated unrealized loss in investments                        (4,200)
  Accumulated deficit                                           (4,894,809)
                                                               -----------
            Total Stockholders' deficiency                      (1,800,259)
                                                               -----------
                                                               $   499,366
                                                               ===========

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years ended
                                                 Feb 29,2000   Feb 28,1999
                                                 -----------   -----------
REVENUES                                         $       250   $   235,750

OPERATING EXPENSES
 Project Development                                 229,611       117,023
 Project Operations                                  380,513       456,488
 Marketing                                            52,042        88,773
                                                 -----------   -----------
 Total Operating Expenses                            662,166       662,284

GENERAL AND ADMINISTRATIVE EXPENSES                  486,068       384,143
                                                 -----------   -----------
(LOSS) FROM OPERATIONS                            (1,147,984)     (810,667)

OTHER INCOME OR (EXPENSE)
  Gain(Loss) on sale of marketable securities         (2,033)       (3,325)
  Interest income                                     30,115        10,766
  Interest expense                                  (101,904)      (61,793)
  Recovery of bad debt                                     -        85,000
  Other income(expense)                               (7,013)            -
Total other income                               -----------   -----------
 or (expense)                                        (80,835)       30,648
                                                 -----------   -----------
NET(LOSS)                                         (1,228,819)     (780,029)

(BASIC AND DILUTED LOSS PER SHARE)               $     (0.12)  $     (0.08)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding                   10,583,246    10,315,637



















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                      Accumul-
                                                                      ated  Un-
                                                           Additional realized                 Comprehen-
                         Preferred Stock    Common Stock   Paid-In    Loss in     Accumulated     sive
                         Shares   Amount  Shares    Amount Capital    Investment   (Deficit)     Income
                         --------- ----- ---------- ------ ---------- ----------  -----------  ----------
Balance at
 February 28, 1998              - $   -  10,104,879 $1,010 $2,206,622 $  (28,000) $(2,885,961) $(1,109,350)
Common Stock Issued
 For cash                                   205,000     21    102,479
 For services                                84,716      8    107,390
 For accrued expenses                       161,019     16    190,371
Net change in
 unrealized loss on
 securities available
 for sale                                                             $  (69,663)              $   (69,663)
Net loss for the year
 ended February 28, 1999                                                             (780,029) $  (780,029)
Balance at               --------- ----- ---------- ------ ---------- ----------  -----------  -----------
 February 28, 1999               - $   - 10,555,614 $1,055 $2,606,862 $  (97,663) $(3,665,990) $(  849,692)
                                                                                               ===========
Preferred Stock Issued
 For cash                 180,000    18                       269,982
 For accounts payable      10,000     1                        14,999
Common Stock Issued
 For services                                10,000      1      2,499
 For accrued expenses                        16,800      2      4,198
 For conversion of debt                     302,363     30    149,103
 For marketable
  Securities                                250,000     25     49,975
Net change in
 unrealized loss on
 securities available
 for sale                                                             $   93,463               $    93,463
Net loss for the year
 ended February 29, 2000                                                          $(1,228,819) $(1,228,819)
Balance at              ---------  ----  ---------- ------ ---------- ----------  -----------  -----------
February 29,2000          190,000    19  11,134,777 $1,113 $3,097,618 $   (4,200) $(4,894,809) $(1,135,356)
                        =========  ====  ========== ====== ========== ==========  ===========  ===========
















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years ended
                                                 Feb 29,2000   Feb 28,1999
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)                                      $(1,228,819)  $  (780,029)
Adjustments to reconcile net loss to net
 cash used by operating activity:
  Depreciation                                        28,059        26,497
  Amortization                                           204           798
  Common Stock issued for services                     2,500       107,398
  Finance charge added to note                         4,500             -
  Loss on marketable securities                        2,033         3,325
  Loss of disposal of equipment                        2,513             -
  Marketable securities received
   on settlement                                           -       (85,000)
   as commission                                           -      (171,500)
(Increase)decrease in:
  Advances                                            (6,316)         (769)
  Interest receivable                                (22,702)       (9,649)
  Inventory                                                -       (20,000)
Increase (decrease) in:
  Accounts payable                                   172,869        26,290
  Accrued expenses                                   412,136       168,920
                                                 -----------   -----------
NET CASH(USED)IN OPERATING ACTIVITIES               (633,023)     (733,719)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (2,845)      (17,885)
  Issuances of Notes Receivable                            -       (13,000)
                                                 -----------   -----------
NET CASH (USED) IN INVESTING ACTIVITIES               (2,845)      (30,885)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
   Related party loans                               100,000        47,750
   Loans from others                                  62,000       125,000
   Issuance of Common stock                                -       102,500
   Issuance of Preferred stock                       270,000             -
   Issuance of RPC                                    15,000       587,500
   Sale of Marketable Securities                     163,484         1,875
  Repayment of Note                                  (33,881)      (12,790)
                                                 -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            576,603       851,835
                                                 -----------   -----------
NET INCREASE(DECREASE)IN CASH                        (59,265)       87,234

CASH AT BEGINNING OF YEAR                            106,440        19,209
                                                 -----------   -----------
CASH AT END OF YEAR                              $    47,175   $   106,440
                                                 ===========   ===========



The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                  Years ended February 29
                                                    2000          1999
                                                 -----------   -----------
SUPPLEMENTARY INFORMATION:

 Interest paid                                    $    6,665    $    16,245
 Income taxes paid                                         -             -


Summary of significant non cash transactions

During February, 2000, three debt holders converted $132,000 of notes payable and $17,135 of accrued interest thereon into 302,363 shares of common stock.

In February, 2000 the Company issued 250,000 shares of restricted common stock valued at $50,000 to three individuals in an even exchange for 250,000 free trading shares of Chronicle Communications, Inc. common stock. The Company also issued 16,800 shares of Common Stock to an individual for accrued expenses valued at $4,200 and an additional 10,000 shares to one individual for services valued at $2,500.

During October 1999, the Company acquired side scan sonar equipment through a non-cash transaction wherein the principal balance on a note payable was increased by $10,000.

Accrued and unpaid executive compensation in the amount of $375,000 was reclassified on September 1, 1999 to notes payable to related parties bearing interest at 15% per annum and payable to three officers of the Company.

During June 1999, the Company issued 10,000 shares of Series A Convertible Preferred Stock in satisfaction of accounts payable in the amount of $15,000.

During April 1999, an officer and a director converted $122,375 of notes payable and $12,625 of accrued interest thereon into deferred income in the form of Cambridge Project Revenue Participation Certificates (See Note K).

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and accrued expenses approximate fair value. The carrying value of notes payable(except those to related parties) approximate fair value which is estimated based on quoted market prices for the same or similar issues. Notes receivable and payable to related parties are discussed in Notes G and I, respectively.

Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Marketable Securities

The securities owned by the company are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Restricted shares of securities are carried at estimated fair market values (50% of quoted price).

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets' estimated useful lives.

Investment in Affiliate

The Company owns 24.5% of the Common Voting Stock and 55% of the Preferred Non-Voting Stock of Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar). Pesqamar, a Brazilian S/A, was formed to research, locate and salvage a shipwreck. In August of 1995, Pesqamar and Salvanav S.A., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS conducted all operations on the shipwreck project until April of 1999 when a bifurcation agreement between the parties ended the operation of CONPAS. The sought after shipwreck has not been identified to date and the Company has received a permit to continue searching for the shipwreck through Pesqamar.

During the year ended February 28, 1999 the Company accepted common stock and a 5% increase(from 50% to 55%)in its share of the Preferred Stock of Pesqamar from another investor in consideration for a past due amount previously written off by the Company. This resulted in a recovery of bad debt during the period.

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

At February 29, 2000 and February 28, 1999, potential common shares were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect on EPS. At February 29, 2000 and February 28, 1999, all of the exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

Deferred income taxes are provided for the temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

NOTE D - MARKETABLE SECURITIES

Marketable securities held by the Company as of February 29, 2000 consist of 170,000 shares of Seahawk Deep Ocean Technology, Inc.("Seahawk")Common Stock, 1,372,824 shares of Common Stock of Treasure & Exhibits International, Inc.("VNSR") and 60,000 shares of Chronicle Communications, Inc.,("Chronicle") Common Stock which are deemed available for sale.

The Seahawk shares have been held in excess of two years. The Company received the VNSR shares as partial payment of a commission earned on the sale of an artifact collection and in settlement of an account receivable in the first quarter of the year ended February 28, 1999. The Chronicle shares were obtained during February 2000 in an exchange for shares of the Company's common stock.

As of February 29, 2000, the Company has written down the value of all of it's remaining Seahawk shares (170,000 shares) to $500 because the Company doubts that it will realize value in excess of that amount from these shares. The VNSR shares are carried on the books at the average cost basis in the shares, and the Chronicle shares are carried at the quoted closing bid price at February 29, 2000.

The total annual change in unrealized loss for the year ending February 29, 2000 of $93,463 is reflected as an adjustment to stockholders' equity and included in the comprehensive loss shown on the Company's financial statements.

The costs basis for each security held by the Company is derived by dividing the total cost of acquiring each block of stock by the total number of shares acquired by the Company for each class of security. A detail of the fair market value and unrealized loss of the marketable securities held by the Company at February 29, 2000 is set out in the table below:

                                                                Fair
Class of Security                                 Unrealized    Market
Issuer                      Shares       Basis      Loss         Value
-----------------------    ----------   ---------  ---------   ---------
 Seahawk Deep Ocean
   Technology, Inc.         170,000     $     500  $       -   $     500
 Treasures & Exhibits
   International, Inc.    1,372,824       175,283          -     175,283
 Chronicle Communic-
   ations                    60,000        12,000     (4,200)      7,800
                                                   ---------   ---------
 Total Marketable
   Securities                                                  $ 183,583
Total Unrealized Loss                                          =========
  in Investment                                    $  (4,200)
                                                   =========
                                    F-11

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of:
                                                  Accumulated
                                     Original    Depreciation/    Book
         Class                         Cost      Amortization     Value
   --------------------            ------------  ------------  ------------
   Computers and
     Peripherals                   $    25,666        12,690   $    12,976
   Furniture and
     Office equipment                   14,782         5,345         9,437
   Marine survey equipment              98,969        42,758        56,211
   Leasehold Improvements                5,065         2,955         2,110
                                   -----------   -----------   -----------
                                   $   144,482        63,748   $    80,734
                                   ===========   ===========   ===========
NOTE F - INVENTORY

The Company's inventory consists of a collection of 748 raw emeralds recovered from the 1656 shipwreck of the Nuestra Senora de al Maravilla salvaged by Seafinders, Inc. in 1972. The emeralds range in size from 0.5 to 17.5 carat weight and each is accompanied by a "Treasure Certificate" explaining the origin and a brief history of the item. The Company received these items as partial compensation for services rendered during the year ended February 28, 1999 in a transaction wherein the inventory was assigned a value of $20,000. Due to the uncommon nature of the items, the Company has not sought an independent appraisal of the goods.

NOTE G - LOANS RECEIVABLE FROM RELATED PARTIES

On January 1, 1997 the Company entered into a loan agreement with two of its officers authorizing each to borrow a maximum of $75,000 from the Company at 8% annual interest compounded quarterly. The loan balances, which become due on December 31, 2000, were $60,667 and $68,320 respectively. Accrued interest in the amount of $13,993 and $14,648 are reflected in this caption.

NOTE H - ACCRUED EXPENSES

Accrued expenses at February 29, 2000 consist of:
   Officer compensation                                        $   256,444
   Employee wages                                                   20,753
   Payroll tax                                                       7,909
   Research and consulting                                         112,333
   Interest on notes payable                                        58,112
                                                               -----------
                                                               $   455,551
                                                               ===========

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - NOTES PAYABLE

Notes payable at February 29, 2000 consist of:
   Unsecured 15.00% note payable due February 28,2001
     The note can be converted to Common Stock for
     $.50 per share.                                           $    55,000
   Unsecured 18.00% note payable due December 1, 1999. The
     note, originally $30,000, is in default and provides for
     monthly increases of principal at 5% of the original note
     value                                                          34,500

                                                               -----------
                                                               $    89,500
                                                               ===========

NOTE J - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at February 28, 1999 consist of:
   Unsecured 15% note payable to the family member of
     an officer due April 1, 2000. The note can be
     converted to Common Stock for $1.50 per share.            $    42,926
   Unsecured 15% note payable to the family member of
     an officer due August 31, 2000. The note can be
     converted to Common Stock for $1.00 per share.                 68,894
   Unsecured 15% notes payable to a director due
     August 31, 2000.                                              128,295
   Unsecured 15% notes payable to a director due
     November 1, 2000.                                              61,011
   Unsecured 15% demand loan payable to a Company
     in which a related party is a control person                   10,000
   Two Unsecured 15% demand loans payable to
     two directors.                                                 38,836
   Three Unsecured 15% notes payable to three officers
     due September 1, 2000.                                        375,000
                                                               -----------
                                                               $   724,962
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

As of April 30, 1999, when the offering was closed, the Company sold $875,000 of a maximum of $900,000 of the RPC's. As a group, the holders are entitled to

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - SALE OF FUTURE REVENUE PARTICIPATION - continued

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

As of February 29, 2000 the Company had sold $875,000 of RPC's which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method.

NOTE L - PREFERRED STOCK

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

As of February 29,2000 the Company had authorized 700,000 shares of $.0001 par value Series A Convertible Preferred stock. There were 190,000 shares of Series A Convertible Preferred issued and outstanding as of February 29, 2000.

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

As of February 29, 2000 the following non-statutory stock options had been granted:
                                Option
                  Date         Price per    Expiration       Shares
                 Of Grant        Share       of Option       Granted
               -----------   -----------   ------------   ------------
Officers          4/24/98         $3.00       2/28/2003       225,000
                  4/23/99         $1.50       2/28/2003       135,000
                  4/23/99         $2.00       2/28/2003       287,500
                  4/23/99         $3.00       2/28/2003       187,500
Directors         4/24/98         $3.00       2/28/2003       170,000
                  4/23/99         $1.50       2/28/2003        82,500
                  4/23/99         $2.00       2/28/2003       132,500
                  4/23/99         $3.00       2/28/2003        82,500
Employees         4/23/99         $1.00       2/28/2003        45,000
                  4/23/99         $2.00       2/28/2003        45,000
                  4/23/99         $3.00       2/28/2003        45,000
                  1/01/00         $0.30       2/28/2004        60,000
Consultant        6/05/98         $4.00       2/28/2003         8,000
                  4/23/99         $1.00       2/28/2003        25,000
                  4/23/99         $2.00       2/28/2003        50,000
                  4/23/99         $3.00       2/28/2003        25,000
                  1/01/00         $0.30       2/28/2004        50,000
                                                          -----------
                                                            1,655,500
                                                          ===========

No options have been cancelled or exercised since the inception of the stock option plan, therefore, 1,655,500 options are exercisable at a weighted average exercise price of $2.23 per share.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation has been recognized for the stock options awarded during the years ended February 29, 2000, or February 28, 1999. However, using the Black-Scholes method of option valuation, the options granted during the years ending February 29, 2000 and February 28, 1999 are determined to have a fair market value of $522,240 and $0 respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMON STOCK OPTIONS AND WARRANTS - continued

for the year 2000; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and a weighted-average expected life of the options of three years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options's vesting period. The Company's pro forma information is as follows:

Proforma net income (loss)
attributable to stockholders           $ (1,751,059)      (780,029)
Proforma basic and diluted (loss)
per share                              $      (0.17)     $    (.08)

The Company has issued warrants to six individuals in connection with loans made to the Company and has issued warrants to fourteen individuals who purchased the Company's Series A Preferred stock. Warrants issued are as follows:

                            Price
         Warrants         per Share        Expiration Date
       -----------       -----------       --------------------------------
          190,000         $    3.50        7/31/01
           28,333              3.00        8/31/00
           10,000              3.00        Two years from the date the loan
                                            is paid in full

           31,000              3.00        Two years from the date the loan
                                            is paid in full
           95,000              2.00        7/31/01
           80,000              2.00        2/28/02
           80,500              2.00        Two years from the date the loan
                                            is paid in full
           60,000              0.30        Two years from the date the loan
                                            is paid in full
       -----------
          574,833

NOTE N - REVENUES

During the year ended February 28, 1999, the Company received a commission on the sale of artifacts purchased by Treasures and Exhibits International, Inc., formerly Vanderbilt Square Corp ("VNSR"), from Seahawk Deep Ocean Technology, Inc. jointly with Seahawk I, Ltd.("Seahawk") pursuant to the Artifacts and Displays Purchase Agreement(the "Agreement") consummated between the parties (the "Parties").

The commission paid to Odyssey was $234,750 (10% of the proceeds to Seahawk plus $5,000). The commission payment was made by a combination of cash, inventory, and common stock as follows:

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - REVENUES - continued

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
                                      ===========    ==========

The common stock consists of restricted shares of VNSR originally valued at $0.17 per share. The inventory consists of raw emeralds recovered from the 1655 shipwreck of the Nuestra Senora de al Maravilla, with Certificates of Authenticity. The Company intends to market these items.

The Agreement stipulated a deferred payment of $200,000 to Seahawk which was made in August 1998 and upon which, Odyssey received a $20,000 cash payment.

The Company has had only incidental revenue from selling rights to intellectual property since the artifact sale commission was earned.

NOTE O - OTHER INCOME AND EXPENSE

During the year ended February 29, 2000, the Company wrote down the value of 170,000 shares of the common stock of Seahawk Deep Ocean Technology, Inc.(SDOT) to $500. In doing so, a loss of $43,700 was taken. Because the issuer has not filed current financial statements, and has been de-listed from the OTC bulletin board, management believes it to be unlikely that the Company will realize value above $500, which was received for a sale of 10,000 shares of SDOT in March 2000. This transaction was offset by gains of $41,667 on the sale of other marketable securities during the year resulting in a loss on the sale of marketable securities of $2,033 for the year ending February 29, 2000.

During the year ended February 28,1999, the Company executed the First Amendment to the Pesqamar Joint Venture Agreement("Amendment") with Seahawk Deep Ocean Technology, Inc. wherein the two investors in Pesquisas Arqueologicas Maritimas, S. A.(Pesqamar) revised the ownership, sharing of administrative costs of Pesqamar, and debt owed to Odyssey under the original agreement. Under the original agreement Odyssey had billed Seahawk $153,018 for their 50% share of costs, and had provided a 100% provision for doubtful accounts. Under terms of the Amendment, Odyssey will assume responsibility for 100% of the administrative costs of Pesqamar, and consider the $153,018 debt to be paid in full in exchange for 1,000,000 shares of common stock of Treasures and Exhibits, International, Inc.("VNSR")(See Note N). Additionally, Odysseys percentage of ownership in the Preferred Non Voting Shares of Pesqamar increased to 55%.

Other income was recorded on the books for the fair value of the VNSR common stock as an $85,000 recovery of bad debt.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - COMPREHENSIVE LOSS

During Fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) The company has included Comprehensive Income in the financial statements for the year ended February 29, 2000 and a Comprehensive Loss for the year ended February 28, 1999. The comprehensive income and losses resulted entirely from the unrecognized gains and losses on the value of marketable securities held by the Company as detailed in Note D.

NOTE Q - INCOME TAXES

The Company has a net operating loss carry forward of approximately $4,000,000 that is available to offset future regular taxable income. The carry forward
will expire in various years ending through the year 2020.   Because of the
Company's net cumulative losses and the uncertainty of being able to utilize the deferred tax asset, the Company recorded a valuation allowance of 100% of the deferred tax asset.

NOTE R - COMMITMENTS AND CONTINGENCIES

Offices

In March 1997, the Company entered into a sublease agreement for 3,170 square feet of office space for the period beginning April 1, 1997 and ending December 31, 2000. Rent payments for this office were $44,120 for the fiscal year ending February 29, 2000. Approximate future rent payments are $39,800.

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

Litigation

During February 2000, two complaints were filed against the Company in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, on behalf of plaintiff, Seahawk Deep Ocean Technology, inc.("Seahawk"). The complaint seeks payment for services, legal fees and interest. The company has recognized in accounts payable and accrued expenses $43,400 for services, and an estimate for legal fees and interest of $7,650. The company intends to vigorously defend this action.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $4,894,809. At February 29, 2000 the Company has negative working capital as indicated by current liabilities exceeding current assets by $1,233,861. These factors caused the Company's auditors to consider whether the Company could continue as a going concern.

In order to fund its overhead and projects, the Company conducted a private placement of Units consisting of Common Stock and Warrants that raised $350,000 for operational and administrative purposes. The Company has also raised approximately $265,000 through the sale of marketable securities and anticipates it will generate an additional $250,000 from future sales. Depending on the results of the Republic and Cambridge operations, the Company plans on financing the balance of its budget through secured debt or another private placement of debt or equity.

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

                                      ODYSSEY MARINE EXPLORATION, INC.

Dated: May 30, 2000                   By:/s/ John C. Morris
                                         John C. Morris, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                            DATE


/s/ John C. Morris            President and Chairman of         May 30, 2000
John C. Morris                the Board of Directors


/s/ Gregory P. Stemm          Vice President and Director       May 30, 2000
Gregory P. Stemm


/s/ David A. Morris           Secretary and Treasurer           May 30, 2000
David A. Morris               (Chief Financial Officer)


/s/ William C. Callari        Director                          May 30, 2000
William C. Callari


/s/ Gerald Goodman            Director                          May 30, 2000
Gerald Goodman


/s/ E. Eugene Cooke           Director                          May 30, 2000
E. Eugene Cooke


/s/ Brad Baker                Director                          May 30, 2000
Brad Baker