Form 10QSB
period 2000-05-31
ODYSSEY MARINE EXPLORATION INC
filed 2000-07-14
CIK 798528

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 2000

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

                  [ X ]  Yes          [   ]  No

As of June 20, 2000, the Registrant had 12,267,099 shares of Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                    INDEX


Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheets - as of
     May 31, 2000 ................................................   3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended May 31, 2000, and 1999 .........................   4

     Unaudited Consolidated Statement of Cash Flows, Three
     Months Ended May 31, 2000, and 1999 ..........................  5 - 6

     Notes to Consolidated Financial Statements..................    7 - 8

Item 2. Management's Plan of Operation...........................    8 - 9

Part II: Other Information

     Item 1.  Legal Proceedings..................................    9

     Item 2.  Change in Securities...............................    9

     Item 3.  Defaults Upon Senior Securities....................    10

     Item 4.  Submission of Matters to a Vote
              of Security Holders................................    10

     Item 5.  Other Information..................................    10

     Item 6.  Exhibits and Reports on Form 8-K...................    10

Signatures ......................................................    10

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET - Unaudited
MAY 31, 2000

ASSETS
CURRENT ASSETS
  Cash                                                         $    97,903
  Marketable securities                                             94,557
  Prepaid expenses                                                  83,267
  Advances                                                          16,341
                                                               -----------
          Total current assets                                     292,068

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    160,819
  Accumulated depreciation                                         (71,979)
                                                               -----------
                                                                    88,840
OTHER ASSETS
  Inventory                                                         20,000
  Loans receivable from related parties                            160,806
                                                               -----------
                                                                   180,806
                                                               -----------
                                                               $   561,714
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                             $   135,979
  Accrued expenses                                                 326,567
  Notes payable                                                     94,000
  Notes payable to related parties                                 529,832
                                                               -----------
            Total current liabilities                            1,086,378

LONG TERM LIABILITIES

Deferred Income from Revenue Participation Certificates            825,000

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value; 9,300,000 shares
     Authorized, none outstanding
  Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and outstanding                                                    19
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 12,267,099 issued and outstanding                   1,226
  Additional paid-in capital                                     3,663,666
  Accumulated unrealized loss in investment                         (3,150)
  Accumulated deficit                                           (5,011,425)
                                                               -----------
            Total stockholders' deficiency                      (1,349,664)
                                                               -----------
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIENCY                   $   561,714
                                                               ===========




The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                 Three Months Ended May 31,
                                                     2000           1999
                                                 -----------    -----------

OPERATING EXPENSES
 Project Development                                  44,545         79,538
 Project Operations                                   61,487         52,182
 Marketing                                            11,757         12,121
                                                 -----------    -----------
 Total Operating Expenses                            117,789        143,841

GENERAL AND ADMINISTRATIVE EXPENSES                  147,705        154,699
                                                 -----------    -----------
(LOSS)FROM OPERATIONS                               (265,494)      (298,540)

OTHER INCOME OR (EXPENSE)
 Gain(Loss) on sale of marketable securities         181,133              -
 Interest Income                                       3,276          2,760
 Interest Expense                                    (31,032)       (15,919)
 Other                                                (4,500)             -
                                                 -----------    -----------
 Total other income or (expense)                     148,877        (13,159)
                                                 -----------    -----------

NET LOSS                                         $  (116,617)   $  (311,699)
                                                 ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                          1,050        (42,405)
                                                 -----------    -----------

COMPREHENSIVE LOSS                               $  (115,567)   $  (354,104)
                                                 ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)               $     (0.01)  $     (0.03)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding.                  11,148,071     10,555,614


















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                 Three Months Ended May 31,
                                                     2000          1999
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income(Loss)                               $  (116,617)   $  (311,699)
Adjustments to reconcile net loss to
 net Cash used by operating activity:
  Depreciation                                         8,230          6,956
  Amortization                                             -            199
  Common Stock issued for services                     5,000              -
  Finance charge added to note                         4,500              -
  Loss (Gain) on sale of marketable securities      (181,133)             -
  Decrease(Increase)in:
     Prepaid expenses                                (83,267)             -
     Advances                                         (6,094)         2,268
     Interest receivable                              (3,178)        (5,863)
  Increase (decrease) in:
     Accounts payable                                (68,634)         3,608
     Accrued expenses                                 (2,951)       131,865
                                                 -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES              (444,144)      (172,666)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (16,337)          (806)
                                                 -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES              (16,337)          (806)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
     Loans from others                                     -          2,000
     Issuance of common stock                        240,000              -
     Issuance of preferred stock                           -        165,000
     Issuance of revenue participation
     certificates                                          -         15,000
     Sale of marketable securities                   271,209              -
     Repayment of note                                     -         (8,931)
                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            511,209        173,069
                                                 -----------    -----------

NET INCREASE(DECREASE)IN CASH                         50,728           (403)

CASH AT BEGINNING OF PERIOD                           47,175        106,440
                                                 -----------    -----------
CASH AT END OF PERIOD                            $    97,903    $   106,037
                                                 ===========    ===========
SUPPLEMENTARY
 INFORMATION:

 Interest paid                                   $    23,223          1,194
 Income taxes paid                               $         -              -






The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Summary of significant non cash transactions:

During the quarter ended May 31, 2000, a director who was owed $105,000 of accrued expenses, $132,131 of notes, and $8,256 of accrued interest assigned the entire amount owed to an unrelated third party who was issued 490,774 shares of common stock for converting the entire amount due $245,387 into stock. A related party was issued 151,548 shares for the conversion of $68,894 of principal and $6,880 of accrued interest into stock. A consultant was issued 10,000 shares of common stock for $5,000 of services.

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended February 29, 2000.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of May 31, 2000, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended May 31, 2000, are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

NOTE B - PREPAID EXPENSES

In preparation for the search and survey operations to be conducted on the Republic and Cambridge projects during May through July, the Company entered into five agreements wherein fees for operational expenses to be incurred during the second quarter were prepaid during the quarter ending May 31, 2000.

Prepaid expenses at May 31, 2000 were as follows:
                                                              Total
                                      Republic   Cambridge   Prepaid
                                      --------   ---------   -------
  Survey equipment and technicians    $ 26,267   $       -  $ 26,267
  Vessel expenses                       29,000      28,000    57,000
                                                            --------
                                                            $ 83,267


NOTE C - COMMON STOCK

On March 31, 2000 the Board of Directors authorized a private placement to sell a maximum of 10 units of the Company's securities at a price of $50,000 per unit. Each unit consists of 100,000 shares of Restricted Common Stock, and 100,000 Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at $1.25 per share until December 1, 2000 and at $2.50 per share from December 1, 2000 until March 31, 2002.

The offering provided that payments would be made and stock issued in a series of transactions until July 15, 2000 when each unit subscribed for is to be paid in full. During the three month period ended May 31, 2000, the Company received $240,000 from five accredited investors in this private offering, and issued 480,000 shares of common stock.

NOTE D - COMMITMENTS AND CONTINGENCIES

On May 26, 2000, the Company entered into a charter party agreement for utilization of a crewed vessel, it's ROV and sidescan systems, during July 2000. Under the agreement the Company is obligated to spend approximately $90,000 for survey work on the Cambridge project. The Company has paid $25,000, which is reflected on the balance sheet as prepaid expense against this amount.

On June 30, 2000, the Company entered into a purchase agreement for a data acquisition and processing workstation. The workstation will cost $37,192 and will be paid for in installments of approximately $6,000 per month until the unit is paid for in full.

NOTE E - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $5,011,425. At May 31, 2000, the Company had negative working capital as indicated by current liabilities exceeding current assets by $794,310. Management intends to raise additional funds through the sale of debt or equity to finance ongoing shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Some of the factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in Item 1 of the Company's 10-KSB for the year ended February 29, 2000.

The Company expects to derive substantially all of its revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas and general shipwreck merchandise. Therefore, until the Company is successful in locating, recovering and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet these requirements. To date, the Company has conducted private placements of debt, equity and project specific revenue participation to meet these requirements.

During the current fiscal year, the Company anticipates spending approximately $60,000 per month to pay administrative and general office expenses. On June 30, 2000 the Company entered into a purchase agreement for a CODA data acquisition and processing workstation. The CODA workstation will cost $37,192 and will be paid for in installments of approximately $6,000 per month until the unit is paid for in full. In order to pay these expenses, the Company intends to sell certain marketable securities (the "Securities") that it holds and to use portions of the funds raised through the private sale of equity, debt or specific project financing. The Securities are common shares in two thinly traded small cap companies and there can be no assurance of what value the Company may receive for these Securities. Additionally, while the Company has been successful in conducting certain private placements, there can be no assurance that it will be able to continue to do so.

Operationally, the Company is conducting search and identification operations on the Republic and Cambridge projects. The Company conducted side scan operations on approximately 65% of the Republic project initial search area during June, 2000, and intends to return to the search area in August provided that financing is available. The Company will visit the Cambridge search area in July of 2000 to inspect certain anomalies discovered during previous side scan operations. Depending on the results of the search operations and the availability of search and recovery financing, the Company may begin recovery operations on one or both of these projects during this fiscal year. The Company also intends to conduct ROV inspections on the Concepcion project sometime between October and December of 2000 provided financing and equipment are available. The Company is financing the Cambridge and Republic search operations through the proceeds of a private placement of equity and intends to finance the other operations through the sale of equity, revenue participation or debt. There can be no assurance of the Company's ability to continue to secure financing and this could cause a delay or cancellation of one or more projects.

YEAR 2000 COMPLIANCE

To date, there have been no adverse effects on the Company's operations or accounting records related to the year 2000 issue.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On February 18, 2000 two complaints were filed against the Company in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, on behalf of plaintiff, Seahawk Deep Ocean Technology, Inc.("Seahawk"), seeking approximately $43,400, plus attorney fees, in payment for certain services rendered. On May 31, 2000 the Company released funds previously escrowed to Seahawk in the amount of $32,600 and paid an additional $4,400.00 in full settlement of the cases.

ITEM 2.  Changes in Securities.

On March 31, 2000 the Board of Directors authorized a private placement to sell a maximum of 10 units of the Company's securities at a price of $50,000 per unit. Each unit consists of 100,000 shares of Restricted Common Stock, and 100,000 Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at $1.25 per share until December 1, 2000 and at $2.50 per shares from December 1, 2000 until March 31, 2002.

During the three month period ended May 31, 2000, the Company received $240,000 from five accredited investors in this private offering, and issued 480,000 shares of Common Stock and Warrants to purchase 480,000 shares of Common Stock. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The investors were provided with information regarding their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities.

Additionally, during the quarter ended May 31, 2000, a director who was owed $105,000 of accrued expenses, $132,131 of notes, and $8,256 of accrued interest assigned the entire amount owed to an unrelated third party. This accredited investor was issued 490,774 shares of Common Stock for exchanging the entire amount due of $245,387 into Common Stock. In addition, another accredited investor was issued 151,548 shares of Common Stock for the conversion of $68,894 of principal and $6,880 of accrued interest into stock. Also, a consulting firm was issued 10,000 shares of Common Stock in exchange for $5,000 in services. The consulting firm was also issued a Warrant to purchase 75,000 shares of Common Stock. The Warrant is subject to certain vesting provisions.

The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The investors were provided with information regarding their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities.

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

                                ODYSSEY MARINE EXPLORATION, INC.


Date: July 14, 2000             By:/s/ David A. Morris
                                   David A. Morris, Treasurer
                                   (Principal Accounting Officer
                                    and Duly Authorized Officer)