Form 10QSB
period 2000-08-31
ODYSSEY MARINE EXPLORATION INC
filed 2000-10-06
CIK 798528

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

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

                  [ X ]  Yes          [   ]  No

As of September 30, 2000, the Registrant had 13,127,099 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                      INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     August 31, 2000 ...........................................        3

     Unaudited Consolidated Statements of Operations and
     Comprehensive Income, Three Months Ended August 31, 2000,
     and Three Months Ended August 31, 1999 ....................        4

     Unaudited Consolidated Statements of Operations and
     Comprehensive Income, Six Months Ended August 31, 2000,
     and Six Months Ended August 31, 1999 ......................        5

     Unaudited Consolidated Statements of Cash Flows, Six
     Months Ended August 31, 2000, and Six Months Ended
     August 31, 1999 ...........................................   6 -  7

     Notes to Consolidated Financial Statements.................   8 -  9

Item 2. Management's Plan of Operation..........................   9 - 10

Part II: Other Information......................................       10

     Item 1.  Legal Proceedings.................................       10

     Item 2.  Change in Securities..............................  10 - 11

     Item 3.  Defaults Upon Senior Securities...................       11

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       11

     Item 5.  Other Information.................................       11

     Item 6.  Exhibits and Reports on Form 8-K..................       11

Signatures .....................................................       12

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET - Unaudited
AUGUST 31,2000

ASSETS
CURRENT ASSETS
  Cash                                                         $    42,639
  Marketable securities                                             49,520
  Advances and prepaid expense                                       7,390
                                                               -----------
          Total current assets                                      99,549

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    163,235
  Accumulated depreciation                                         (80,065)
                                                               -----------
                                                                    83,170
OTHER ASSETS
  Inventory                                                         20,000
  Loans receivable from related parties                            169,049
                                                               -----------
                                                                   189,049
                                                               -----------
TOTAL ASSETS                                                   $   371,768
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $   183,653
  Accrued expenses                                                 371,996
  Notes payable to related parties                                 534,832
  Notes payable other                                              158,589
                                                               -----------
            Total current liabilities                            1,249,070

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            837,500

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
    Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and outstanding                                                    19
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 12,727,099 issued and outstanding                   1,272
Additional paid-in capital                                       3,871,121
  Accumulated unrealized loss in investment                         (6,334)
  Accumulated deficit                                           (5,580,880)
                                                               -----------
            Total Stockholders' deficiency                      (1,714,802)
                                                               -----------
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIENCY                   $   371,768
                                                               ===========



   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                    Three Months Ended
                                                         August 31
                                                    2000           1999
                                                -----------    -----------

REVENUES                                        $         -    $       250

OPERATING EXPENSES
 Project development                                 42,908         44,724
 Project operations                                 382,952        259,889
 Marketing                                           14,784         16,979
                                                -----------    -----------
 Total operating expenses                           440,644        321,592

GENERAL AND ADMINISTRATIVE EXPENSES                 130,313        103,981
                                                -----------    -----------
INCOME(LOSS) FROM OPERATIONS                       (570,957)      (425,323)

OTHER INCOME OR (EXPENSE)
 Gain(Loss) on sale of marketable securities         25,753              -
 Interest Income                                      3,243          2,861
 Interest Expense                                   (24,541)       (16,226)
 Other                                               (2,952)             -
                                                -----------    -----------
 Total other income or (expense)                      1,503        (13,365)
                                                -----------    -----------

NET LOSS                                        $  (569,454)   $  (438,688)
                                                ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                        (3,184)        99,768
                                                -----------    -----------

COMPREHENSIVE LOSS                              $  (572,638)   $  (338,920)
                                                ===========    ===========
BASIC AND DILUTED LOSS PER SHARE                $     (0.05)   $     (0.04)

Weighted average number of common
 shares and common shares equivalents
 outstanding.
                                                 11,470,465     10,555,614









   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited


                                                     Six Months Ended
                                                         August 31
                                                    2000           1999
                                                -----------    -----------

REVENUES                                        $         -    $       250

OPERATING EXPENSES
 Project development                                 87,453        127,117
 Project operations                                 444,439        312,071
 Marketing                                           26,542         29,100
                                                -----------    -----------
 Total operating expenses                           558,434        468,288



GENERAL AND ADMINISTRATIVE EXPENSES                 278,017        255,837
                                                -----------    -----------
INCOME(LOSS)FROM OPERATIONS                        (836,451)      (723,875)

OTHER INCOME OR (EXPENSE)
  Gain on sale of marketable securities             206,886              -
  Interest income                                     6,480          5,620
  Interest expense                                  (55,573)       (32,145)
  Other                                              (7,413)             -
                                                -----------    -----------
 Total other income or (expense)                    150,380        (26,525)
                                                -----------    -----------
NET INCOME(LOSS)                                $  (686,071)   $  (750,400)
                                                ===========    ===========

OTHER COMPREHENSIVE GAIN(LOSS), NET OF TAX
  Unrealized gain(loss) on available for sale
   securities                                        (2,134)        57,363
                                                -----------    -----------
COMPREHENSIVE LOSS                              $  (688,205)   $  (693,037)
                                                ===========    ===========
BASIC AND DILUTED LOSS PER SHARE                $     (0.06)   $     (0.07)


Weighted average number of common
 shares and common shares equivalents
 outstanding.                                     11,470,465     10,555,614









   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                      Six Months Ended
                                                         August 31
                                                    2000           1999
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income(loss)                              $  (686,071)   $  (750,400)
Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                       16,317         14,034
  Amortization                                            -            204
  Common stock issued for services                   85,000              -
  Finance charge added to note                        4,500              -
  Loss (gain) on sale of marketable securities     (206,886)             -
  Decrease (increase)in:
     Advances                                         2,856          2,336
     Accounts receivable                                  -           (250)
     Interest receivable                            (11,421)       (10,724)
  Increase (decrease) in:
     Accounts payable                               (20,960)        91,956
     Accrued expenses                                57,067        192,425
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES             (759,598)      (460,419)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                  (18,753)        (2,845)
                                                 ----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES             (18,753)        (2,845)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Related party loans                                 5,000         35,000
  Loans from others                                  50,000         32,000
  Issuance of common stock                          367,500              -
  Issuance of preferred stock                             -        285,000
  Issuance of revenue participation certificates     12,500         15,000
  Sale of marketable securities                     338,815              -
  Repayment of note                                       -         (8,931)
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           773,815        358,069
                                                 ----------    -----------







   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                     Six Months Ended
                                                         August 31
                                                   2000           1999
                                                -----------    -----------

NET INCREASE(DECREASE)IN CASH                        (4,536)      (105,195)

CASH AT BEGINNING OF PERIOD                          47,175        106,440
                                                -----------    -----------
CASH AT END OF PERIOD                           $    42,639    $     1,245
                                                ===========    ===========


SUPPLEMENTARY INFORMATION:

 Interest paid                                  $    23,223          5,322
 Income taxes paid                              $         -              -

Summary of significant non cash transactions

During the quarter ended August 31, 2000, two subcontractors who provided services valued at $80,000 on the Republic project, were compensated by the issuance of 160,000 shares of common stock.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of August 31, 2000, results of operations, and cash flows for the interim periods presented. Operating results for the six months ended August 31, 2000, are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

NOTE B - COMMON STOCK

During the quarter ended August 31, 2000, the remaining balance of $20,000 from the sale of units of the March 31, 2000 private placement was received and 40,000 shares of restricted common stock were issued.

During June and July the Company sold units consisting of shares of restricted common stock, and common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $1.25 per share until December 1, 2000, and at $2.50 per share from December 1, 2000, until March 31, 2002. Two and three quarter (2.75) units were sold to five accredited investors for a total of $55,000 and a total of 110,000 shares of restricted common stock and 110,000 warrants were issued. The private placement offering was then closed.

During August the Company sold, through a private placement, units consisting of shares of restricted common stock, and a revenue participation certificate, entitling the holder to receive a percentage of the gross revenue received by the Company as a result of the Company's Republic project. The $50,000 cost of each unit was allocated between common stock and revenue participation with $37,500 applied to common stock and $12,500 to the revenue participation certificate.

During the quarter ending August 31, 2000, the Company received $50,000 from three accredited investors and issued a total of 100,000 shares of common stock and revenue participation certificates representing a total of 1% of the gross revenue of the Republic project. After the end of the quarter, the Company terminated the offering after selling an additional 400,000 shares of common stock and revenue participation certificates totaling 4% of the gross revenues of the Republic project for a total of $200,000.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - COMMITMENTS AND CONTINGENCIES

On June 30, 2000, the Company entered into a purchase agreement for a data acquisition and processing workstation. The workstation will cost $37,192 and will be paid for in installments of approximately $6,000 per month until the unit is paid for in full.

NOTE D - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $5,580,880. At August 31, 2000, the Company had negative working capital as indicated by current liabilities exceeding current assets by $1,149,521. Management intends to raise additional funds through the sale of debt or equity to finance ongoing shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operationally, the Company is conducting search and identification operations on the Republic and Cambridge projects. During June and September 2000, the

Company conducted side scan operations over approximately 200 square miles of the Republic project search area. The September portion of the search yielded 30 anomalies located in depths of between 500 and 3,000 feet deep. The side scan data has been returned to the Company's offices in Tampa for post processing and analysis. Upon completion of the analysis, the Company will decide if one or more of the anomalies will be inspected with a remotely operated vehicle and/or if more side scan work will be conducted.

The Company is finalizing plans to continue the Cambridge search in October and November of 2000. Plans call for additional side scan searches and ROV inspections of any new anomalies. Additionally, we plan to reinvestigate certain anomalies located on previous expeditions. Depending on the results of the search operations and the availability of search and recovery financing, the Company may begin recovery operations on this project during this fiscal year.

The Company has postponed its plans to conduct ROV inspections on the Concepcion project.

YEAR 2000 COMPLIANCE

To date, there have been no adverse effects on the Company's operations or accounting records related to the year 2000 issue.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None

ITEM 2.  Changes in Securities.

During June and July, 2000, the Company sold units consisting of shares of restricted common stock, and common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $1.25 per share until December 1, 2000, and at $2.50 per shares from December 1, 2000 until March 31, 2002. During the three month period ended August 31, 2000, the Company received $55,000 from five accredited investors in this private offering, and issued 110,000 shares of common stock and warrants to purchase 110,000 shares of common stock.

These securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The investors were provided with information regarding their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities.

During August, 2000, the Company commenced the sale of units consisting of shares of restricted common stock, and revenue participation certificates, entitling the holder to receive a percentage of the gross revenue received by the Company as a result of the Company's Republic project.

During the three month period ended August 31, 2000, the Company received $50,000 from three accredited investors in this private offering and issued a total of 100,000 shares of common stock and revenue participation certificates representing a total of 1% of the gross revenue of the Republic project.

These securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, and Regulation D. The investors were provided with information regarding their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities. A Form D concerning this offering was filed with the SEC.

Additionally, during the quarter ended August 31, 2000, two subcontracting firms were issued 160,000 shares of common stock in exchange for $80,000 in services.

These securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The investors were provided with information regarding their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities.

On August 1, 2000, the Board of Directors authorized an extension of the date until which holders of Cambridge revenue participation certificates may convert their certificates into shares of the Company's common stock from June 30, 2000, until December 31, 2001, or within 10 days of the "Notice of First Distribution", whichever occurs first.

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

                                ODYSSEY MARINE EXPLORATION, INC.


Date: October 6, 2000           By:/s/ David A. Morris
                                   David A. Morris, Treasurer
                                   (Principal Accounting Officer
                                    and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT   METHOD OF FILING             LOCATION

27.       Financial Data Schedule      Filed herewith electronically