Form 10QSB
period 2000-11-30
ODYSSEY MARINE EXPLORATION INC
filed 2001-01-11
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 2000

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

                  [ X ]  Yes          [   ]  No

As of December 31, 2000, the Registrant had 14,691,510 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                     INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     November 30, 2000 ...........................................    3

     Unaudited Consolidated Statements of Operations and
     Comprehensive Income, Three Months Ended November 30, 2000,
     and Three Months Ended November 30, 1999 ....................    4

     Unaudited Consolidated Statements of Operations and
     Comprehensive Income, Nine Months Ended November 30, 2000,
     and Nine Months Ended November 30, 1999 .....................    5

     Unaudited Consolidated Statements of Cash Flows, Nine
     Months Ended November 30, 2000, and Nine Months Ended
     November 30, 1999 ...........................................   6-7

     Notes to Consolidated Financial Statements...................     8

Item 2. Management's Plan of Operation............................   8-9

Part II: Other Information........................................     9

     Item 1.  Legal Proceedings...................................     9

     Item 2.  Change in Securities................................  9-10

     Item 3.  Defaults Upon Senior Securities.....................    10

     Item 4.  Submission of Matters to a Vote
              of Security Holders.................................    10

     Item 5.  Other Information...................................    10

     Item 6.  Exhibits and Reports on Form 8-K....................    10

Signatures .......................................................    10

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET - Unaudited
NOVEMBER 30, 2000

ASSETS
CURRENT ASSETS
  Cash                                                         $     6,582
  Marketable securities                                             14,131
  Advances and prepaid expense                                       1,900
                                                               -----------
          Total current assets                                      22,613

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    163,235
  Accumulated depreciation                                         (88,151)
                                                               -----------
                                                                    75,084
OTHER ASSETS
  Inventory                                                         20,000
  Loans receivable from related parties                            173,626
                                                               -----------
                                                                   193,626
                                                               -----------
TOTAL ASSETS                                                   $   291,323
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $   172,177
  Accrued expenses                                                 483,274
  Notes payable to related parties                                 534,832
  Notes payable other                                              120,215
                                                               -----------
            Total current liabilities                            1,310,498

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
    Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and 70,000 outstanding                                              7
  Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 14,429,010 issued and outstanding                   1,443
  Additional paid-in capital                                     4,067,962
  Accumulated unrealized loss in investment                        (21,952)
  Accumulated deficit                                           (5,954,135)
                                                               -----------
            Total Stockholders' deficiency                      (1,906,675)
                                                               -----------
TOTAL LIABILITY AND STOCKHOLDERS' DEFICIENCY                   $   291,323
                                                               ===========
   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                    Three Months Ended
                                                         November 30
                                                    2000           1999
                                                -----------    -----------

REVENUES                                        $         -    $         -

OPERATING EXPENSES
 Project development                                 43,123         40,252
 Project operations                                 178,457         30,504
 Marketing                                           16,163         12,266
                                                -----------    -----------
 Total operating expenses                           237,743         83,022

GENERAL AND ADMINISTRATIVE EXPENSES                 101,294        120,675
                                                -----------    -----------
INCOME(LOSS) FROM OPERATIONS                       (339,037)      (203,697)

OTHER INCOME OR (EXPENSE)
  Gain(Loss) on sale of marketable securities       (13,480)         5,523
  Interest income                                     3,377          4,365
  Interest expense                                  (24,110)      (34,735)
                                                 -----------    -----------
 Total other income or (expense)                    (34,213)       (24,847)
                                                -----------    -----------

NET LOSS                                           (373,250)   $  (228,544)
                                                ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                       (15,619)        (3,900)
                                                -----------    -----------
COMPREHENSIVE LOSS                                 (388,869)   $  (232,444)
                                                ===========    ===========
BASIC AND DILUTED LOSS PER SHARE                $     (0.03)   $     (0.02)

Weighted average number of common
 shares and common share equivalents
 outstanding.                                    12,177,841     10,555,614













   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited


                                                     Nine Months Ended
                                                         November 30
                                                    2000           1999
                                                -----------    -----------

REVENUES                                        $         -    $       250

OPERATING EXPENSES
 Project development                                130,576        167,369
 Project operations                                 622,895        342,575
 Marketing                                           42,705         41,366
                                                -----------    -----------
 Total operating expenses                           796,176        551,310



GENERAL AND ADMINISTRATIVE EXPENSES                 379,311        376,513
                                                -----------    -----------
INCOME(LOSS)FROM OPERATIONS                      (1,175,487)      (927,573)

OTHER INCOME OR (EXPENSE)
  Gain(Loss) on sale of marketable securities       193,406          5,523
  Interest income                                     9,858          9,986
  Interest expense                                  (79,683)       (66,880)
  Other                                              (7,413)             -
                                                -----------    -----------
 Total other income or (expense)                    116,168        (51,371)
                                                -----------    -----------
NET LOSS                                        $(1,059,319)   $  (978,944)
                                                ===========    ===========

OTHER COMPREHENSIVE GAIN(LOSS), NET OF TAX
  Unrealized gain(loss) on available for sale
   securities                                       (17,752)        53,463
                                                -----------    -----------
COMPREHENSIVE LOSS                              $(1,077,071)   $  (925,481)
                                                ===========    ===========
BASIC AND DILUTED LOSS PER SHARE                $     (0.09)   $     (0.09)


Weighted average number of common
 shares and common share equivalents
 outstanding.                                    12,177,841     10,555,614









   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                      Nine Months Ended
                                                         November 30
                                                   2000           1999
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss)                                $(1,059,320)   $  (978,944)

Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                       24,404         21,446
  Amortization                                            -            204
  Common stock issued for services                  132,000              -
  Finance charge added to note                        7,500              -
  Loss(gain) on sale of marketable securities      (193,406)        (5,523)
 Decrease(increase)in:
  Advances                                            8,346             60
  Interest receivable                               (15,998)       (17,923)
 Increase(decrease) in:
  Accounts payable                                  (32,436)       127,655
  Accrued expenses                                  166,118        300,033
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES             (962,792)      (552,992)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                  (18,753)        (2,845)
                                                 ----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES             (18,753)        (2,845)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Related party loans                                 5,000         90,000
  Loans from others                                  75,000         72,000
  Issuance of common stock                          517,500
  Issuance of preferred stock                             -        285,000
  Issuance of revenue participation certificates     62,500         15,000
  Sale of marketable securities                     345,105         22,197
Repayment of note                                   (64,153)       (25,647)
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           940,952        458,550
                                                 ----------    -----------






   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                     Nine Months Ended
                                                         November 30
                                                   2000           1999
                                                -----------    -----------

NET INCREASE(DECREASE)IN CASH                       (40,593)       (97,287)

CASH AT BEGINNING OF PERIOD                          47,175        106,440
                                                -----------    -----------
CASH AT END OF PERIOD                           $     6,582    $     9,153
                                                ===========    ===========


SUPPLEMENTARY INFORMATION:

 Interest paid                                  $    31,919          7,092
 Income taxes paid                              $         -              -

Summary of significant non cash transactions

During the quarter ended November 30, 2000, five unrelated accredited investors who purchased shares through the private placement which was completed in July 2000 were issued 757,911 additional shares pursuant to the terms of the private placement. Additionally, 120,000 shares of Series A Preferred stock were surrendered and converted into 450,000 shares of common stock, and two subcontractors who provided services valued at $47,000 on the Republic project were issued 94,000 shares of common stock for services.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of November 30, 2000, results of operations, and cash flows for the interim periods presented. Operating results for the three months and nine months ended November 30, 2000, are not necessarily indicative of the results that may be expected for the year ended February 28, 2001.

NOTE B   REPUBLIC REVENUE PARTICIPATION CERTIFICATES

During the quarter ended November 30, 2000 the Company issued revenue participation certificates to five investors which entitle them to receive 4% of the gross proceeds, if any, from the Republic project. The total Republic Revenue Participation Certificates sold entitle the holders, as a group, to 5% of the gross revenues of the Republic project. The investments are reflected in the books as $67,500 of deferred income.

NOTE C - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $5,954,135. At November 30, 2000, the Company had negative working capital as indicated by current liabilities exceeding current assets by $1,287,885. Management intends to raise additional funds through the sale of debt or equity to finance ongoing shipwreck projects, or operating expenses until such time as sales from recovered artifacts, replicas, or other products contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in the Company's Form 10-KSB for the year ended February 29, 2000.

The Company expects to derive substantially all of its revenue through the sale and/or display of the shipwreck cargoes and artifacts, including replicas and general shipwreck merchandise. Therefore, until the Company is successful in locating, recovering and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet its financial requirements.

During the current fiscal year, the Company anticipates spending approximately $60,000 per month to pay for administrative and general office expenses, project development, and marketing and promotion. In order to pay these expenses, the Company intends to raise cash through the sale of Marketable Securities and through the sale of equity, debt, or revenue participation on one or more of it's projects.

Operationally, the Company is concentrating search and identification operations on the Republic and Cambridge projects. During September 2000, the Company conducted side scan operations on the Republic project. The Company is currently negotiating with subcontractors to continue search and survey operations on the Republic project during February and March 2001.

The Company was unable to continue the Cambridge search in October and November of 2000, as planned, due to scheduling problem with certain equipment. Plans are being made to return to the search area in March or April, 2001 to investigate certain anomalies and to conduct further side scan operations.

The Company has postponed all work on the Concepcion project pending the outcome of certain proposed legislation.

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

During the three month period ended November 30, 2000, the Company received $200,000 from five accredited investors in this private offering and issued a total of 400,000 shares of common stock and revenue participation certificates representing a total of 4% of the gross revenue of the Republic project.

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

During the quarter ended November 30, 2000, two subcontracting firms were issued 94,000 shares of common stock in exchange for $47,000 in services.

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

During the quarter ended November 30, 2000, holders of Series A Convertible Preferred stock elected to convert 120,000 shares of Series A Convertible Preferred Stock into 450,000 shares of common stock.

Also, during the quarter ended November 30, 2000, five accredited investors were issued 757,911 shares of common stock as an adjustment to the number of shares issued pursuant to subscriptions in a private placement which was completed in July 2000.

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

                                ODYSSEY MARINE EXPLORATION, INC.


Date: January 11, 2001          By:/s/ David A. Morris
                                   David A. Morris, Treasurer
                                   (Principal Accounting Officer
                                    and Duly Authorized Officer)