Form 10KSB
period 2001-02-28
ODYSSEY MARINE EXPLORATION INC
filed 2001-05-25
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-KSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended February 28, 2001

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

                  3604 Swann Avenue, Tampa, Florida 33609
          -----------------------------------------------------
                 (Address of principal executive offices)

                              (813) 876-1776
          -----------------------------------------------------
           (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ]  Yes          [   ]  No

As of April 30, 2001, the Registrant had 17,865,537 shares of Common Stock, $.0001 Par Value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $4,502,422.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                               PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this report and in our "RISK FACTORS" in Item 1. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Odyssey Marine Exploration, Inc (the "Company" or "Odyssey"), is a Nevada corporation formed March 5, 1986. Our principal office is located at 3604 Swann Ave., Tampa, Florida 33609 and our phone number is (813) 876-1776.

The Company has one wholly owned subsidiary, Odyssey Marine, Inc., a Florida corporation, that was incorporated on November 2, 1998.

The Company maintains a web site at www.shipwreck.net.

DESCRIPTION OF BUSINESS

Odyssey is engaged in the business of conducting archaeologically sensitive recoveries of cargo and artifacts from various shipwrecks. The Company plans to produce revenue by exhibiting the artifacts and selling merchandise consisting of certain cargoes, replicas of the artifacts and general merchandise relating to the specific shipwrecks or the shipwreck business in general. In addition, the Company plans to produce revenue in the form of project sponsorships and through the sale of intellectual property rights.

The shipwreck business consists of six major component areas.

      A. Project Development: Research and Government Liaison
      B. Offshore Search and Inspections
      C. Offshore Recovery Operations
      D. Conservation and Documentation of Artifacts
      E. Sharing the Knowledge and the Artifacts with the Public
      F. Marketing the Cargoes, Artifact Replicas and Ancillary Products

A. PROJECT DEVELOPMENT: RESEARCH AND GOVERNMENT LIAISON

The foundation for any shipwreck search and recovery expedition is the research behind the project. Not only is the research critical to evaluate the potential value, location and viability of a shipwreck project, but also to establish the historical significance and the archaeological approach to the excavation that may be required.

The Company uses several outside shipwreck researchers to identify potentially viable projects. Data from these researchers is brought in and checked against the Company's own database and resources, compared against information from other experts in the industry, then reviewed by a review board comprised of one or more outside directors and one executive officer, before further money is spent on the project.

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

B. OFFSHORE SEARCH AND INSPECTIONS

Most offshore search operations are conducted by first utilizing a side scan sonar to detect anomalies on the seabed. After one or more promising anomalies are located, a remotely operated vehicle ("ROV") is deployed to inspect and make a video record of the anomaly.

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

C. OFFSHORE RECOVERY OPERATIONS

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

D. CONSERVATION AND DOCUMENTATION OF ARTIFACTS.

Conservation of artifacts has, in recent years, become a well-documented and organized function that can be undertaken efficiently by any number of professional organizations. The Company may contract these services or elect to establish its own conservation facilities if recovery operations are successful.

E. SHARING THE KNOWLEDGE AND THE ARTIFACTS WITH THE PUBLIC

The recent success of the movie Titanic, and the associated success of the sale of coal pieces from the shipwreck, books about the tragedy, sale of media rights and Discovery Channel coverage, as well as the popularity of the artifact exhibit underscore the importance of the public's exposure to the excitement of shipwrecks.

The Company plans to use documentaries, movies, books and major Internet communication facilities to provide the media with the technical and historical stories that the public finds so interesting. The Company plans to partner with major media outlets and publishers that should provide self-liquidating promotional opportunities that should provide income as well as exposure.

The heightened public awareness translates into brand equity in the shipwreck cargoes and artifacts that management believes will significantly enhance their value and collectibility.

F. MARKETING THE CARGOS, ARTIFACT REPLICAS AND ANCILLARY PRODUCTS

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

Each shipwreck project is different, and Odyssey expects to generate different combinations of revenue from each project. The Company believes it's five primary sources of revenue will be cargo and trade goods sales, merchandise sales, exhibit income, sponsorships and intellectual property (IP) rights.

      CARGO AND TRADE GOODS SALES

Cargo and trade goods sales refers to items or "cargo" found on a ship that are not considered culturally significant. For example, from a shipwreck found with a large cargo of coins, Odyssey might market and sell those coins, after significant study of the collection and setting aside a representative sample
for future study.   Another project may recover gold bullion, which could
quickly be sold. Other shipwrecks may never produce revenue from cargo sales. An example of this would be the "Melkarth" shipwreck, the ancient Punic or

Phoenician shipwreck discovered by Odyssey in September 1998. The artifacts recovered from this shipwreck may be too culturally and archaeologically significant to split-up the collection by selling the artifacts piecemeal. For shipwrecks such as the "Melkarth", the other identified revenue streams should allow Odyssey to recover, conserve and publish these archaeologically significant finds.

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

     EXHIBIT INCOME

The Company believes that it can generate income by exhibiting recovered artifacts and selling merchandise to the attendees. Several types of exhibits under consideration are: (i) Permanent exhibits, which would be located in high traffic tourist areas and feature artifacts and exhibits from several shipwrecks, perhaps on a rotating basis; (ii) Large market exhibits, which could travel to larger cities and stay in place for 4 to 6 months featuring artifacts and exhibits from very important shipwrecks; and (iii) Short term traveling exhibits, which could consist of weeklong stops in secondary and tertiary markets which may be held in conjunction with one or more project sponsors. In addition to income from exhibit admission fees, all of the exhibit plans include opportunities for sponsorship income and merchandising through the sale of cargo, artifact replicas and/or other related merchandise.

     SPONSORSHIPS

Sponsorships will be available for some of Odyssey's projects. These corporate or institutional sponsorships will allow appropriate companies or products to share the media exposure and promotional opportunities associated with specific Odyssey expeditions, from search and recovery through exhibit of artifacts.

     INTELLECTUAL PROPERTY

Intellectual Property (IP) rights include media rights (television, film, book, video, and photos), and licensing fees. "Rights" fees to shipwreck projects will be weighed against the PR value of the exposure (which drives merchandise sales), and what future rights the company may retain to promote sales.

The current increase in the number of digital television channels should drive a major increase in the need for content (programming). Retaining some or all rights to the television specials produced for each project could generate additional revenue stream from licensing fees to the domestic and international television markets long into the future.

ACTIVE PROJECTS

The Company currently has several projects in various stages of development and has plans to conduct operations on at least one of its sites during 2001. All of the shipwrecks that Odyssey seeks to locate and recover are given "project names". These names are not the actual names of the shipwrecks.

     CAMBRIDGE PROJECT

The "Cambridge Project" is an expedition to locate, recover and market the artifacts and cargo of a large colonial-period warship, lost in a severe storm in the 1600's. Based on research conducted by the Company and its researchers, management believes that there is a high probability that the ship was carrying a cargo of coins with a bullion value of between $20 and $75 million and a potential numismatic value of between $200 million to over $1 billion. This will depend on whether the specie referenced in research documents is gold or silver, its denomination and condition, and the method chosen for marketing.

During 1998, the Company conducted search operations over an area of approximately 100 square miles. Several anomalies were located and several shipwrecks, including a Phoenician wreck dubbed "Melkarth" were identified. The Cambridge was not located within the original search area. This led the Company to conclude the Cambridge is most likely located in the territorial waters of a country with strict underwater exploration laws. During April 1999, the Company was issued a Permit from this country to expand the search for the Cambridge into their territorial waters.

During the summer of 1999, a side scan sonar survey was conducted over an area of approximately 65 square miles. During this operation, 210 anomalies were located. After post processing of the data, all but 132 were eliminated. Of the remaining 132 targets, only 20 were considered to be of a size and shape consistent with the target sought after by the Company.

The Company returned to the work area in July 2000, and inspected 20 anomalies with a remotely operated vehicle. These inspections identified eight shipwrecks, eight areas of geology and four areas of debris jettisoned from passing ships.

The Company is currently conducting an expedition to the Cambridge work area. Additional areas are being side scanned and all promising anomalies will be visually inspected with a remotely operated vehicle. Depending on the outcome of the expedition, the Company will determine what future work will be conducted on the project.

     REPUBLIC PROJECT

The "Republic Project" is an attempt to locate, identify, recover, conserve and market the cargo of a steam ship that sank after the Civil War. According to the Company's research, the "Republic's" cargo is believed to include approximately 48,000 troy ounces of gold. While the bullion value (at $280 per ounce) is approximately $13,000,000, much of the gold may have been shipped as dust, nuggets, and privately minted coins and bars from the gold fields, potentially increasing the value of the cargo.

Another Company offered the "Republic Project" to the Company in 1999. After conducting research and due diligence on the project, the Company signed an Agreement to take over the project. The Agreement provides for the Company to assume all financial and management responsibilities for the Project. The Company is obligated to pay twenty percent of the Adjusted Gross Profit to the researchers and approximately five percent of the gross recovery to insurance interests. In addition, the Company sold Revenue Participation Certificates to individuals in order to finance the project. These individuals will receive approximately five percent of the Adjusted Gross Revenue.

During 1999, the Company conducted ROV inspections of the anomalies identified during a previous side scan survey of the area. Although certain anomalies were found, it was determined that the positioning data was generally unreliable, so plans were made to continue the operation in 2000.

During June 2000, the Company conducted side scan and ROV operations over an area of approximately 65 square miles and during September 2000, the company side scanned an additional 80 square miles. The Company is reviewing the data from the 2000 expeditions and making plans for ROV inspections and, potentially, additional side scan operations.

If the Republic is located, recovery operations will begin as soon as the archaeological excavation plan is complete.

     CONCEPCION PROJECT

The "Concepcion Project" is a project attempting to locate, identify, recover, conserve and market the cargo of an early 18th century shipwreck that sank while carrying a large cargo of gold. Value estimates by Management for the Concepcion Project range from a gold bullion value of approximately $35 million to a potential numismatic and collector's value of well over $100 million.

Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar), a Brazilian S/A, was formed to conduct the Concepcion Project. The Company owns 24.5% of the Common Voting Stock and 55% of the Preferred Non-Voting Stock of Pesqamar.

In August of 1995, Pesqamar and Salvanav LTDA., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS conducted all operations on the shipwreck project until April of 1999 when a bifurcation agreement between the parties ended the operation of CONPAS. The sought after shipwreck has not yet been identified and the Company plans to continue searching for the shipwreck through Pesqamar.

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

The offshore search phase of this project was commenced during October 1996. To date over 400 square miles have been surveyed with side scan sonar, and ROV inspections have been conducted on approximately 20 sites. Due to the conditions observed with the ROV, a magnetometer survey was conducted on these sites during January and February 1998.

During 2000, Brazil changed certain laws relating to shipwreck recovery in its territorial waters. The Company is currently analyzing the new laws and exploring its options for continued operations.

DEEP-WATER VS SHALLOW WATER OPERATIONS

The shipwreck business is broken into two primary areas: deep-water projects and shallow water projects. Traditionally shallow water projects, those easily accessed by divers with scuba gear, have comprised nearly 100% of the industry, primarily because the cost of entry is relatively low.

Some of the world's most famous shipwreck discoveries were made with minimal investment. As a result, the lack of archaeological professionalism associated with these projects brought a tremendous amount of criticism from the archaeological community. While this didn't dampen the public's enthusiasm for these ventures, the resulting conflict with the archaeological and scientific community caused a great deal of wariness in government and bureaucratic circles. The net result was a burgeoning body of law designed to limit or prevent access to shipwrecks. Many of the countries that are richest in potential shipwreck projects have enacted legislation that prevents salvors or divers from even touching these sites.

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

COMPETITION

The Company is aware of the following companies that are currently engaged in the deep-water shipwreck business:

     *  Nauticos
     *  Columbus America Group
     *  RMS Titanic, Inc.
     *  Comex

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

In addition, SFX Entertainment has been promoting large public showings of Titanic artifacts that have been profitable for RMS Titanic, Inc., the company that owns those artifacts. The success of their first exhibition has spawned multiple shows, which are now traveling throughout the world. The profits from these shows are derived from entry fees and sale of gift items and souvenirs in the gift shop. They sell no actual artifacts from the Titanic, other than small bits of coal.

While this group might be considered competition, they are currently viewed more as pioneers that have proven the public's interest in shipwrecks.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

To the extent that the Company engages in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, the Company must comply with applicable regulations and treaties. Prior to engaging in any project, the Company seeks legal advice to ascertain what effect this may have on the financial returns of the operation. This factor is taken into account in determining whether to proceed with a project as planned. In addition, there is currently an initiative being considered in the United Nations Educational, Scientific & Cultural Organization ("UNESCO") known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it could restrict access to historical shipwrecks throughout the world to the extent that it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines in all projects to which they are applicable. The rules are still in a draft form, but the rule which may be problematic to the Company is the requirement that underwater cultural heritage not be sold. The current draft states that this may not prohibit the provision of archaeological services, and Odyssey intends to provide such services in its contracts with Governments. The Company believes that the primary value of the cargoes it seeks is trade goods (such as coins, bullion and gems), and therefore the Company does not believe that these items constitute artifacts of cultural significance. Nevertheless, the Company believes that the proposed convention, if adopted, could increase regulation of shipwreck recovery operations and may result in higher costs.

Management does not believe that the Convention will be adopted as presented, however, because the United States, Great Britain and several other critical countries have voiced their opposition to any Convention, which would prevent legitimate Private Sector access to shipwrecks. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association (HSSPAC) and the Professional Shipwreck Explorer's Association (ProSEA) are actively engaged in promoting the role of legitimate commercial access to shipwrecks. The Company's management has been involved in a leadership role in these initiatives, and Greg Stemm is presently a director, and past president of ProSEA, as well as a member of the United States delegation chosen to negotiate this Convention.

COST OF ENVIRONMENTAL COMPLIANCE

While offshore operations and the operation of vessels require compliance with numerous environmental regulations, the Company intends to lease or charter the necessary vessel and equipment thereby transferring the responsibility of environmental compliance to the equipment and vessel owners.

EMPLOYEES

The Company has five full time employees. In addition, the Company hires subcontractors and consultants from time to time to perform specific services.

RISK FACTORS

Investors in shares of the Company's Common Stock should consider the following risk factors, in addition to other information in this Report:

     1. SPECIAL RISKS OF THE BUSINESS. An investment in a business such as that of the Company should be considered extremely speculative and of exceptionally high risk. Although the Company has access to a substantial amount of research and data, which has been compiled regarding its various projects, the quality and reliability of such research and data, like all research and data of its nature, is unknown. Even if the Company is able to plan and obtain permits for its various projects, there is a possibility that the shipwrecks may have been salvaged, or may not have had anything of value on board at the time of the sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that others, including both private parties and governmental entities, asserting conflicting claims, may challenge the Company's rights to the recovered objects. Finally, even if the Company is successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale, as the market for such objects is very uncertain.

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

     3. DEPENDENCE ON OTHERS FOR LOCATION AND RECOVERY OF WRECKSITES. While the Company currently owns certain search equipment, including side scan sonar, navigation equipment and an ROV capable of operations to approximately 1,000 feet, it will be necessary to contract with third parties for any additional equipment and/or labor necessary for the location and recovery of wrecksites. There can be no assurance that financing or third party contracts will be available to the Company. The availability of specialized recovery equipment may present a problem, and the cost of obtaining the use of such equipment to conduct recovery operations is uncertain and will depend on, in part, the location and condition of the wreckage to be recovered.

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

     10. FAILURE TO OBTAIN PERMITS. It is possible that the Company will not be successful in obtaining title to, or permission to excavate the wrecks. In addition, permits for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

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

     13. CONTROL BY EXISTING MANAGEMENT. The current executive officers and directors of the Company control approximately 50.0% of the Company's outstanding voting power. Accordingly, the current executive officers and directors will continue to have the ability to significantly influence the outcome of elections of the Company's directors and other matters presented to a vote of shareholders.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its offices at 3604 Swann Avenue, Tampa, Florida 33609. The offices consist of approximately 2,900 square feet of office space that the Company sub-leases from a non-affiliated company. The agreement began February 1, 2001 and expires January 31, 2003. The approximate yearly rental for the years ending February 28, 2001 and February 29, 2002 are $44,800 and $41,100 respectively.

ITEM 3.  LEGAL PROCEEDINGS

On February 18, 2000 two complaints were filed against the Company in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, on behalf of plaintiff, Seahawk Deep Ocean Technology, Inc.("Seahawk"), seeking approximately $43,400, plus attorney fees, in payment for certain services rendered. In May of 2000, the Company paid Seahawk $37,000 in full settlement of the cases.

On October 14, 1999, a judgement was entered in favor of the Company against Treasure & Exhibits International, Inc.("VNSR") in the principal amount of $341,500.08 plus prejudgment interest of $16,361.78. The suit stemmed from certain "put" options granted to the Company by VNSR. The Company was able to offset the judgement through the sale of shares of VNSR stock that it held, and in November 1999, the parties entered into a settlement agreement that was personally guaranteed by Mr. Larry Schwartz, the then president of VNSR.

On December 28, 1999, the Company filed suit in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division against Larry Schwartz, seeking performance pursuant to his personal guarantee of the remaining VNSR debt. On March 7 2001, Odyssey was awarded a judgment in the amount of $102,515.76 against Larry Schwartz. The Company is pursuing collection of this judgement from both parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                          Bid
                                   High         Low
      Quarter Ended               -----        -----
      February 28, 1999           $2.37        $0.81
      May 31, 1999                $1.69        $1.00
      August 31, 1999             $1.44        $0.81
      November 30, 1999           $0.81        $0.15
      February 29, 2000           $0.31        $0.13
      May 31, 2000                $1.22        $0.19
      August 31, 2000             $0.84        $0.31
      November 30, 2000           $0.34        $0.07
      February 28, 2001           $0.62        $0.08


(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

The number of record holders of the Company's $.0001 par value Common Stock at April 30, 2001, was 180. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

(c) DIVIDENDS.

Holders of the Common Stock and Series B Preferred stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common or Preferred Stock and none are anticipated in the foreseeable future.

(d)  RECENT SALES OF UNREGISTERED SECURITIES.

      COMMON STOCK

During the three months ending February 28, 2001, the Company issued 75,606 shares of Common Stock to two individuals for accounts payable of $20,000 and services valued at $7,500. The Company issued 984,412 shares to four individuals for notes payable of $187,487 and $21,400 of accrued interest thereon. Five stockholders, who in total held 70,000 shares of Convertible Series A Preferred stock, surrendered the preferred stock for conversion into 262,500 shares of Common Stock.

The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The persons to whom these securities were issued were consultants to the Company, noteholders, or stockholders who made an informed investment decision and had access to material information regarding the Company. The certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

Three officers of the Company were issued 1,250,000 shares of Common Stock for $143,750 of notes receivable that were repaid by the officers during February 2001. A director of the Company was issued 864,008 shares of Common Stock pursuant to the Series B Convertible Preferred Stock Purchase Agreement detailed below.

SERIES B CONVERTIBLE PREFERRED STOCK PURCHASE AGREEMENT

On February 28, 2001, the Company closed the Series B Convertible Preferred Stock Purchase Agreement, in which it sold, for $3,000,000, a combination of 864,008 shares of the Company's Restricted Common Stock, 850,000 shares of Series B Convertible Preferred stock, and Warrants to purchase up to 1,889,000 shares of Restricted Common Stock. Each share of Series B Convertible Preferred stock is convertible into 10 shares of the Company's Common Stock at any time. The holder of the shares of Series B Convertible Preferred stock is entitled to vote such shares together with the holders of the Company's Common Stock on an "as converted" basis. In addition, the holder of the Series B Convertible Preferred stock is entitled to elect three members of the Board of Directors, and has special voting rights in connection with specified corporate actions. In the event of a liquidation or dissolution of the Company, the holder of the Series B Convertible Preferred stock is entitled to an amount equal to $3.50 per share prior to any payments to holders of any other class of stock. Although the Series B Convertible Preferred stock has no separate dividend provisions, holders are entitled to receive any dividends paid to holders of Common Stock on an "as converted" basis. Under the terms of the Stock Purchase Agreement, the Series B Preferred stock purchaser received certain rights to require the Company to register the shares of Common Stock issuable on the conversion or exercise of the Preferred stock for resale under the Securities Act of 1933.

The Warrants issued pursuant to the Series B Preferred Stock Purchase Agreement have terms as follows:

            Exercise Price      Expiration Date   Number of Shares
            --------------      ---------------   ----------------
               $ 3.00              2/28/2003              722,000
                 2.50              3/31/2002              120,000
                 2.00              2/28/2003              817,000
                 0.30              2/28/2004              230,000
                                                      -----------
                                                        1,889,000
                                                      ===========

The securities issued in these transactions were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The persons to whom these securities were issued are accredited investors who made an informed investment decision and had access to material information regarding the Company. The certificates representing the common shares and Series B preferred shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

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

For the next twelve months, the Company anticipates spending approximately $60,000 per month to pay salaries and general office expense and an additional $1,000,000 to continue search operations on its various projects.

During February 2001, the company raised $3,000,000 in cash through the sale of securities. These funds are available to pay overhead and fund project operations. The Company may also offer to sell revenue participation in one or more of its projects to offset operational expenses.

Operationally, the Company plans to continue the search operations for one or more of its projects. Additionally, if any of the search operations are successful and financing can be obtained, the Company plans to begin recovery operations on one or more of these projects.

ITEM 7.  FINANCIAL STATEMENTS

Please see pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and positions of the officers and directors.

        NAME                 AGE                      POSITION
  -----------------          ---        ----------------------------------

  James E. MacDougald        57         Chairman of the Board of Directors

  John C. Morris             52         President and Director

  Gregory P. Stemm           44         Vice-President and Director

  David A. Morris            50         Secretary and Treasurer

There is no family relation between any of the Directors or the Executive Officers of the Company except John Morris and David Morris who are brothers.

All directors will hold office until the next annual meeting of the Shareholders.

The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the last five years.

JAMES E. MACDOUGALD joined Odyssey as Chairman of the Board of Directors in February 2001. He is also President of Westshore Ventures, Inc., a St. Petersburg, Florida based company, which handles personal investments for Mr. MacDougald. Prior to that, from 1982 to 1999, Mr. MacDougald served as Chairman, President and CEO of ABR Information Services, Inc. (NASDAQ: ABRX). During his tenure as CEO, ABR was named "One of the Best 200 Small Companies in America" by Forbes Magazine three years in a row as well as "One of the 100 Fastest Growing Public Companies in America" in 1998 by Fortune Magazine. ABR became a public company in 1984 and was sold to Ceridian Corporation in 1999. He then served as the Executive Vice President of Ceridian Corporation (NYSE:
CEN) and President of Ceridian Benefits Services from 1999 to 2000.

Mr. MacDougald actively serves as trustee of St. Petersburg Area Chamber of Commerce, the Salvador Dali Museum, the St. Petersburg Museum of Fine Arts, the USF Foundation, Eckerd College and Academy Prep.

JOHN C. MORRIS has served as an Officer and Director of the Company since August 1994. Prior to that, Mr. Morris was an officer and director of Seahawk Deep Ocean Technology, Inc. ("SDOT") from March 1989, until January 1994. As President of SDOT, Mr. Morris was in charge of the Company that completed the first archaeologically sound recovery of a deep-water shipwreck, salvaging a Spanish shipwreck from approximately 1,500 feet of water near the Dry Tortugas. The recovery yielded nearly 17,000 artifacts consisting of gold, silver coins, pottery, pearls, jewelry, and numerous other artifacts. From 1992 until 1997, Mr. Morris served on the Board of Directors of the Florida Aquarium, a not for profit corporation engaged in the operation of a large aquarium facility in Tampa, Florida.

GREGORY P. STEMM has served as Vice President, Research and Operations and as a member of the Board of Directors since December 1995 and is responsible for research and operations on all shipwreck projects. Prior to that, he served as an officer and director of Seahawk Deep Ocean Technology from the time he co-founded the company in 1989 until January 1994.

Stemm is a member of the United States delegation to the United Nations, Educational, Scientific and Cultural Organization (UNESCO) expert meeting to consider the "Draft Convention for the Protection of Underwater Cultural Heritage". This group will determine future international deep-ocean shipwreck guidelines

As a principal of Seahawk, Stemm was involved in directing research and technology for the company, which resulted in locating two Spanish Colonial shipwrecks in depths greater than 1,000 feet. He was also responsible for directing the archaeological team and operations that accomplished the world's first remote archaeological excavation, in a depth of 1,500 feet southwest of the Florida Keys.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows: (1) Will Callari reported two transactions in a Form 5 that was filed one day late (2)
E. Eugene Cooke reported one transaction in a Form 5 that was filed one day late; (3) John Morris reported two transactions late in a Form 5.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information regarding the executive compensation for the Company's President for the years ended February 28, 2001, February 29, 2000, and February 28, 1999, and each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.

                            SUMMARY COMPENSATION TABLE

                                                 Long-Term Compensation
                                            ----------------------------
                   Annual Compensation          Awards          Payouts
                 ---------------------      ----------------    -------
                                                      Securi-
                                                      ties
                                            Re-       Under-             All
Name and                                    stricted  lying      LTIP   Other
Principal                                   Stock     Options/  Payout  Compen-
Position          Year   Salary(1) Bonus(1) Awards    SARs(#)    ($)    sation
----------------  ----   -------- --------  -------  ---------  ------  -------
John C. Morris,   2001   $150,000  $89,456      -0-    50,000      -0-      -0-
  President       2000   $150,000   25,000      -0-   220,000      -0-      -0-
                  1999   $100,000       -0-     -0-    75,000      -0-      -0-

Gregory P. Stemm, 2001   $150,000  $89,456      -0-    50,000      -0-      -0-
  Vice-President  2000   $150,000   25,000      -0-   195,000      -0-      -0-
                  1999   $100,000       -0-     -0-    75,000      -0-      -0-

David A. Morris,  2001   $125,000  $46,110      -0-    50,000      -0-      -0-
   Secr/Treas     2000   $125,000   15,000      -0-   195,000      -0-      -0-
                  1999   $ 75,000       -0-     -0-    75,000      -0-      -0-

(1) Included in the amounts shown as salary and bonus for the named persons are amounts that were deferred and subsequently forgiven. In January 2001, John C.
Morris forgave $284,470 in unpaid compensation; Gregory P. Stemm forgave $288,236 in unpaid compensation; and David A. Morris forgave $150,775 in unpaid compensation.
See Item 12 Certain Relationships and Related Party Transactions.

                      OPTION GRANTS IN LAST FISCAL YEAR
                               Individual Grants

                   Number of   % of Total
                  Securities    Options
                  Underlying   Granted to    Exercise or
                   Options    Employees in   Base Price    Expiration
      Name        Granted(#)   Fiscal Year   ($/Share)       Date
----------------  ----------  ------------  ------------   -----------

John C. Morris        50,000        14.5%        $ 0.30      2/28/2004
Greg P. Stemm         50,000        14.5%        $ 0.30      2/28/2004
David A. Morris       50,000        14.5%        $ 0.30      2/28/2004

                   AGGREGATE OPTION EXERCISES IN YEAR ENDED
            FEBRUARY 28, 2001 AND FEBRUARY 28, 2001 OPTION VALUES

                                       Securities Under-  Value of Unexer-
                                       lying Unexercised    cised In-The-
                  Shares                  Options at      Money Options at
                Acquired on            February 28, 2001  February 28, 2001
                 Exercise     Value      Exercisable/       Exercisable/
Name             (Number)    Realized   Unexercisable      Unexercisable
--------------- -----------  --------  -----------------  ----------------
John C. Morris      -0-        -0-        345,000 / -0-   $ 7,500 / -0-
Greg P. Stemm       -0-        -0-        320,000 / -0-     7,500 / -0-
David A. Morris     -0-        -0-        320,000 / -0-     7,500 / -0-

EMPLOYMENT AGREEMENTS

The Employment Agreements for John Morris, Greg Stemm and David Morris expired on February 28, 2001. The Company intends to enter into new agreements in the near future. The terms and condition of those agreement have not been finalized, but the current base salaries for John Morris and Greg Stemm have been set at $125,000 per year. The Company anticipates that in addition to their base salary each of these individuals will receive stock options and certain other benefits.

EMPLOYEE STOCK OPTION PLAN

During the Special Shareholder Meeting held September 8, 1997, the Shareholders approved an Employee Stock Option Plan (the "Plan"). The Plan authorizes the issuance of options to purchase up to two million shares of the Company's Common Stock. On January 11, 2001, the Board of Directors approved an amendment to the Plan to increase the number of shares subject to the Plan to three million shares. This amendment is subject to shareholder approval prior to January 11, 2002.

The Plan allows the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. The board determines vesting provisions at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

During the fiscal year ended February 28, 2001, the Company issued the following options to officers and former directors, in addition to those itemized in the Summary Compensation Table above, from the Plan:

                                      Date      Number of  Option    Date
                                      Of        Options    Exercise  Of
Grantee              Position         Grant     Granted    Price     Expiration
------------------   ----------      ---------  ---------  -------   ---------
William C. Callari   Former Director  3/1/2000    5,000     $0.30    2/28/2004
E. Eugene Cooke      Former Director  3/1/2000    5,000     $0.30    2/28/2004
Brad Baker           Former Director  3/1/2000    5,000     $0.30    2/28/2004
Gerald Goodman       Former Director  3/1/2000    5,000     $0.30    2/28/2004

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of April 30, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Officers and Directors of the Company as a Group.

                                    Amount of
Name of                             Beneficial              Percentage
Beneficial Owner                    Ownership               of Class
------------------                 --------------           ----------

James E. MacDougald                11,253,008  (1)           39.8%
1721 Brightwaters Blvd. N.E.
St. Petersburg, FL 33704

Gregory P. Stemm                    2,291,741  (2)           12.6%
3604 Swann Ave
Tampa, FL  33609

John C. Morris                      1,862,895  (3)           10.2%
3604 Swann Ave
Tampa, FL 33609

William C. Callari                  1,378,595  (4)            7.6%
Wedgewood Professional Bldg.
1725 Route 35, Suite B
Wall Township, NJ  07719

E. Eugene Cooke                     1,309,221  (5)            7.3%
3901 Old Gun Road West
Midlothian, VA  23113

James E. Cooke                        954,776  (6)            5.3%
991 Somerset Drive
Atlanta, GA 30327

David A. Morris                       657,253  (7)            3.6%
6522 Bimini Court
Apollo Beach, FL  33572

All Officers and Directors
as a group (4 persons)             16,064,897                54.9%
__________________

(1)Includes 864,008 shares, 8,500,000 shares underlying the conversion rights of Series B Preferred Stock, and 1,889,000 shares underlying currently exercisable stock options, all held by MacDougald Family Limited Partnership, a partnership for which James MacDougald is a beneficial owner.

(2) Includes 626,182 shares held of record by Greg and Laurie Stemm, 1,345,559 shares held by Adanic Capital, Ltd., a limited partnership for which Greg Stemm serves as general partner, and 320,000 shares underlying currently exercisable stock options.

(3)Includes 1,501,229 shares held of record by John Morris, 345,000 shares underlying currently exercisable stock options, and 16,666 shares underlying the option to convert revenue participation certificates into Common Stock.

(4)Includes 1,148,595 shares held of record by William Callari and 230,000 shares underlying currently exercisable stock options.

(5)Includes 1,165,887 shares held of record by Eugene Cooke, 97,500 shares underlying currently exercisable stock options, and 45,834 shares underlying the option to convert revenue participation certificates into Common Stock.

(6)Includes 350,633 shares held of record by James E. Cooke, 30,902 shares held as custodian for Ian and Tyler Cooke, his minor sons, 60,000 shares underlying warrants issued in connection with a note, 4,167 shares underlying the option to convert revenue participation certificates into Common Stock; Mr. Cooke also is beneficial owner of 489,907 shares of record, 15,000 shares underlying warrants issued in connection with a note, 4,167 shares underlying the option to convert revenue participation certificates into Common Stock all by virtue of his interest in Canyon Group, LLC, a Limited Liability Company.

(7) Includes 307,253 shares held of record by David A. Morris, 30,000 shares held by Andrew P. Morris and Chad E. Morris his sons who live in the same household, and 320,000 shares underlying currently exercisable stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years certain officers, directors, and beneficial owners entered into transactions with the Company as follows:

On April 2, 1999 John Morris, exchanged $50,000 of a note, which originated in October 1997 in the amount of $76,000, and which accrued interest at 15% compounded annually, for one Cambridge Revenue Participation Certificate. The remaining balance on the note, $20,036, became due on September 1, 1999 and was renewed under the same terms. The note was paid off in December 1999.

On September 1, 1999, accrued and unpaid executive compensation in the amount of $375,000 was reclassified to notes payable to related parties bearing interest at 15% per annum. Notes to the officers were as follows: John Morris and Gregory Stemm $150,000 each, and David Morris, $75,000. In January 2001, the notes were again reclassified to accrued wages and the officers forgave the balance of accrued unpaid compensation from the Company as follows:

Officer             Note Balance      Accrued Wages    Total Accrued Wages
-----------------   ------------      ------------      ------------
John C. Morris      $    150,740      $    133,730      $    284,470
Gregory P. Stemm         150,740           137,496           288,236
David A. Morris           75,370            75,405           150,775
                                                        ------------
Total accrued wages forgiven by officers                $    723,481
                                                        ============

Also, in January 2001, John Morris and Gregory Stemm each purchased 500,000 shares of restricted Common Stock for $57,500, and David Morris purchased 250,000 shares of restricted Common Stock for $28,750 from the Company. The stock was purchased at the market price, and paid for by notes from the officers. In February 2001, the officers paid the notes.

On January 1, 2001, the Company renewed loan agreements with Gregory Stemm and John Morris authorizing each to borrow a maximum of $120,000 from the Company at 8% annual interest compounded quarterly. The loan balances as of February 28, 2001, were $83,652 and $97,847 respectively, including interest. These loans become due on December 31, 2003.

Eugene Cooke, a former director, loaned the Company $35,000 in June 1999, and an additional $60,000 during September and October 1999. These loans carried an interest rate of 15% per annum. During January 2001, Mr. Cooke converted the principal and accumulated interest in the amount of $115,533 from these notes, into 424,405 shares of Common Stock.

During May, 2000, William Callari, a former officer and former director, who was owed $105,000 of accrued fees and compensation from prior to 1998, $140,387 of principal and interest on notes which originated in May 1998 and accrued interest at 15% per annum, assigned the entire amount owed to an unrelated third party who was issued 490,774 shares of Common Stock in exchange for the cancellation of this indebtedness pursuant to a Debt Conversion Agreement with the third party.

On November 2, 1999, James E. Cooke, a principal shareholder, loaned $30,000 to the Company until December 1, 1999 at 15% interest. The loan was renewed July 31, 2000, and interest accrued at 15% per annum until the note was to become due on December 31, 2000. On November 9, 2000, Mr. Cooke agreed to increase the loan amount by $25,000, and the Company pledged certain marine equipment as security for the loan that now had a balance, of $58,478. The terms of the new loan provided an option to the lender to convert the entire loan balance into stock at the lower of $.50 per share or 110% of the lowest closing bid price for the stock over the 60 calendar days preceding conversion. In addition, Mr. Cooke was issue a warrant entitling him to purchase 60,000 shares of the Company's Common Stock at the purchase price of $0.30 per share. During January and February 2001, Mr. Cooke elected to convert the entire balance of principal and interest, $60,356, into 460,007 shares of Common Stock.

On April 1, 1999 the Company entered into a loan extension agreement with Robert Stemm, Gregory Stemm's father, wherein Mr. Robert Stemm extended the due date on his loan to the Company until March 31, 2000. The principal amount of $32,926 accrued interest at 15% per annum and was secured by an inventory of raw emeralds. On October 17, 1999 the principal amount was increased by $10,000 for equipment sold to the Company by Mr. Stemm. As an incentive to extend the due date of the loan, Mr. Stemm was granted an option to purchase up to 11,000 shares of the Company's restricted Common Stock at a purchase price of $3.00 per share. On April 1, 2000 the loan due date was again extended until March 31, 2001. As an incentive to again extend the due date of the loan Mr. Stemm was granted an option to purchase up to 21,500 shares of the Company's restricted Common Stock at a purchase price of $2.00 per share. On April 1, 2001, the Company entered into a loan extension agreement with Robert Stemm, wherein Mr. Stemm extended the due date on his loan to the Company until March 31, 2003. The principal amount of $56,144 bears interest at 10% per annum and is secured by an inventory of raw emeralds. This loan is convertible into shares of Common Stock at the rate of $.50 per share.

On August 31, 1999 the Company entered into a loan extension agreement with Robert Stemm on a loan, which originated October 16, 1996 in the principal amount of $50,000, extending the due date on the note for one year. The loan bore interest at the rate of 15% per annum and was to become due August 31, 2000. As an incentive to extend the due date of the loan Mr. Stemm was granted an option to purchase up to 35,000 shares of the Company's restricted Common Stock at a purchase price of $2.00 per share. This loan was convertible into shares of Common Stock at the rate of $.50 per share, and in May 2000, Mr. Stemm elected to convert the entire principal and interest due under the note, $75,744 into 151,548 shares of restricted Common Stock.

On January 8, 2000 the Company entered into a loan extension agreement with Olive Morris, the mother of both John and David Morris. Mrs. Morris's loan was extended for a one-year term until January 8, 2001 and bore interest at 15% per annum. The loan was convertible into shares of the Company's Common Stock at $.50 per share at Mrs. Morris' option. The original loan granted Mrs. Morris warrants entitling her to purchase up to 10,000 shares of the Company's restricted Common Stock at a purchase price of $3.00 per share. As an incentive to extend the due date of the loan, which became due on January 8, 2000, Mrs. Morris was granted an additional option to purchase up to 15,000 shares of the Company's restricted Common Stock at a purchase price of $2.00 per share. On February 28, 2000, Mrs. Morris exercised her option to convert the principal balance under the loan into 60,000 shares of the Company's Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit
Number    Description                         Location
-------   -----------                         --------
 3.1      Articles of Incorporation, as       Filed herewith electronically
          amended

 3.2      Bylaws                              Filed herewith electronically

 3.3      Designation of Series B             Incorporated by reference to
          Convertible Preferred Stock         Exhibit 3.3 to the Company's
                                              Report on Form 8-K dated
                                              February 28, 2001

10.1      Employment Agreement dated          Incorporated by reference
          March 1, 2000, with David A.        to Exhibit 10.1 to the Company's
          Morris                              Annual Report on Form 10-KSB
                                              for the year ended February 29,
                                              2000

10.2      Employment Agreement dated          Incorporated by reference
          March 1, 2000, with Greg Stemm      to Exhibit 10.2 to the Company's
                                              Annual Report on Form 10-KSB
                                              for the year ended February 29,
                                              2000

10.3      Employment Agreement dated          Incorporated by reference
          March 1, 2000, with John C.         to Exhibit 10.3 to the Company's
          Morris                              Annual Report on Form 10-KSB
                                              for the year ended February 29,
                                              2000

10.4      Series B Convertible Preferred      Incorporated by reference
          Stock Purchase Agreement            to Exhibit 10.4 to the Company's
                                              Annual Report on Form 10-KSB
                                              for the year ended February 29,
                                              2000

10.5      1997 Stock Option Plan              Filed herewith electronically

10.6      Commercial Lease with               Filed herewith electronically
          Corinthian Custom Homes,
          Inc. dated January 24, 2001

23        Consent of Independent Public       Filed herewith electronically
          Accountants

     (b) Reports on Form 8-K. For the quarter ended February 28, 2001, the Company filed one Report on Form 8-K dated February 28, 2001, reporting information under Items 1 and 7.

                       INDEX TO FINANCIAL STATEMENTS
                       ODYSSEY MARINE EXPLORATION, INC.

                                                                  PAGE


Report of Independent Certified Public Accountants . . . . . . . F-2

Financial Statements:

    Consolidated Balance Sheet - February 28, 2001 . . . . . . . F-3

    Consolidated Statements of Operations for the years
      ended February 28, 2001 and February 29, 2000. . . . . . . F-4

    Consolidated Statements of Changes in Stockholders'
      Equity and Comprehensive Income for the years ended
      February 28, 2001, and February 29, 2000 . . . . . . . . . F-5

    Consolidated Statements of Cash Flows for the years
      ended February 28, 2001 and February 29, 2000. . . . . . . F-6  - F-8

    Notes to the Consolidated Financial Statements . . . . . . . F-9  - F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Odyssey Marine Exploration, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. and subsidiary as of February 28, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 2001 and February 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiary as of February 28, 2001, and the results of their operations and their cash flows for the years ended February 28, 2001 and February 29, 2000, in conformity with generally accepted accounting principles.



/s/ Giunta, Ferlita & Walsh, P.A.

GIUNTA, FERLITA & WALSH, P.A.
Certified Public Accountants

May 3, 2001

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2001

ASSETS
CURRENT ASSETS
  Cash                                                         $ 2,433,187
  Marketable securities                                             10,754
  Advances                                                           8,600
                                                               -----------
          Total current assets                                   2,452,541

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    287,837
  Accumulated depreciation                                         (83,722)
                                                               -----------
                                                                   204,115
OTHER ASSETS
  Inventory                                                         20,000
  Loans receivable from related parties                            181,499
  Deposits                                                          13,207
                                                               -----------
                                                                   214,706
                                                               -----------
                                                               $ 2,871,362
                                                               ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                             $    60,899
  Accrued expenses                                                 123,502
                                                               -----------
            Total current liabilities                              184,401
                                                               -----------

NOTES PAYABLE TO RELATED PARTIES                                    48,821

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value;  8,450,000
     shares authorized; none outstanding                                 -
 Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and none outstanding                                                -
 Preferred stock Series B Convertible - $.0001 par value;
     850,000 shares authorized; 850,000 shares issued
     and outstanding                                                    85
Common Stock - $.0001 par value; 100,000,000 shares
     authorized; 17,865,536 issued and outstanding                   1,786
  Additional paid-in capital                                     7,447,680
  Accumulated unrealized loss in investments                       (18,460)
  Accumulated deficit                                           (5,680,451)
                                                               -----------
            Total Stockholders' equity                           1,750,640
                                                               -----------
                                                               $ 2,871,362
                                                               ===========

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended    Year Ended
                                                 February 28,  February 29,
                                                    2001          2000
                                                 -----------   -----------

REVENUES                                         $         -   $       250

OPERATING EXPENSES
 Project Development                                 171,373       229,611
 Project Operations                                  640,743       380,513
 Marketing and Promotion                              52,520        52,042
                                                 -----------   -----------
 Total Operating Expenses                            864,636       662,166

GENERAL AND ADMINISTRATIVE EXPENSES                  752,330       486,068
                                                 -----------   -----------
(LOSS) FROM OPERATIONS                            (1,616,966)   (1,147,984)

OTHER INCOME OR (EXPENSE)
  Income from debt forgiveness                       723,481             -
  Gain(Loss) on sale of marketable securities        189,479        (2,033)
  Interest income                                     23,456        30,115
  Interest expense                                   (93,656)     (101,904)
  Other income(expense)                              (11,436)       (7,013)
Total other income                               -----------   -----------
 or (expense)                                        831,324       (80,835)
                                                 -----------   -----------
NET(LOSS)                                         (  785,642)   (1,228,819)
                                                 ===========   ===========

(BASIC AND DILUTED LOSS PER SHARE)               $     (0.06)  $     (0.12)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding                    13,353,009    10,583,246


















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

                                                                            Accumul-
                                                                 Addi-      ated Un-
                                                                 tional     realized                Comprehen-
                           Preferred Stock     Common Stock      Paid-In    Loss in    Accumulated     sive
                           Shares   Amount    Shares    Amount   Capital    Investment  (Deficit)     Income
                          --------- ------  ----------  ------  ----------  ---------- -----------  -----------
Balance at
 February 28, 1999               -  $    -  10,555,614  $1,055  $2,606,862  $ (97,663) $(3,665,990) $(  849,692)

Preferred Stock Issued
 For cash                  180,000      18                         269,982
 For accounts payable       10,000       1                          14,999
Common Stock Issued
 For services                                   10,000       1       2,499
 For accrued expenses                           16,800       2       4,198
 For conversion of debt                        302,363      30     149,103
 For marketable
  Securities                                   250,000      25      49,975
Net change in
 unrealized loss on
 securities available
 for sale                                                                      93,463                    93,463
Net loss for the year
 ended February 29, 2000                                                                (1,228,819)  (1,228,819)
Balance at               ---------  -----   ----------  ------  ----------  ---------  -----------  -----------
February 29,2000           190,000     19   11,134,777  $1,113  $3,097,618  $  (4,200) $(4,894,809) $(1,135,356)

Preferred Stock
 Issued For cash           850,000     85                        2,723,104
Preferred Stock
 Converted to Common      (190,000)   (19)     712,500       71        (52)
Common Stock Issued
 For cash                                    2,801,919      280    794,031
 For services                                1,514,000      151    275,600
 For accrued expenses                          285,606       29    132,471
 For conversion of debt                      1,416,734      142    424,908
Net change in unrealized
 Loss on securities
 Available for sale                                                           (14,260)                  (14,260)
Net loss for the year
 ended February 28, 2001                                                     (785,642)    (785,642)
Balance at               ---------  -----   ----------  ------  ----------  ---------  -----------  -----------
 February 28, 2001         850,000  $ 85    17,865,536  $1,786  $7,447,680  $ (18,460) $(5,680,451) $  (799,902)
                         =========  ====    ==========  ======  ==========  ========== ===========  ===========














The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year ended    Year Ended
                                                 February 28,  February 29,
                                                    2001          2000
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)                                      $  (785,642)  $(1,228,819)
Adjustments to reconcile net loss to net
 cash used by operating activity:
  Depreciation                                        34,877        28,059
  Amortization                                             -           204
  Common Stock issued for services                   283,250         2,500
  Finance charge added to note                         7,500         4,500
  Loss(gain)on marketable securities                (189,479)        2,033
  Loss of disposal of equipment                        4,057         2,513
  Income from debt forgiveness                      (723,481)            -
(Increase)decrease in:
  Advances                                           (11,561)       (6,316)
  Interest receivable                                (23,872)      (22,702)
Increase (decrease) in:
  Accounts payable                                  (123,714)      172,869
  Accrued expenses                                   185,445       412,136
                                                 -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES             (1,342,620)     (633,023)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (162,315)       (2,845)
                                                 -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES               (162,315)       (2,845)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
   Related party loans                                 5,000       100,000
   Loans from others                                  75,000        62,000
   Issuance of Common Stock                          794,311             -
   Issuance of Preferred Stock                     2,723,189       270,000
   Issuance of Revenue Participation Certificates     62,500        15,000
   Sale of Marketable securities                     348,048       163,484
  Repayment of notes                                (117,101)      (33,881)
                                                 -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          3,890,947       576,603
                                                 -----------   -----------
NET INCREASE(DECREASE)IN CASH                      2,386,012       (59,265)

CASH AT BEGINNING OF YEAR                             47,175       106,440
                                                 -----------   -----------
CASH AT END OF YEAR                              $ 2,433,187   $    47,175
                                                 ===========   ===========





The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                 Year ended    Year ended
                                                 February 28,  February 29,
                                                    2001          2000
                                                 -----------   -----------
SUPPLEMENTARY INFORMATION:

 Interest paid                                    $   88,418    $    6,665
 Income taxes paid                                         -             -


SUMMARY OF SIGNIFICANT NON CASH TRANSACTIONS

During February 2001, two noteholders elected to convert $67,966 of principal, $388 of accrued interest, and $7,500 of accrued expense into 225,357 shares of Common Stock.

In January 2001, two noteholders elected to convert $119,521 of principal and $21,012 of accrued interest into 774,055 shares of Common Stock. Three officers were issued 1,250,000 shares of Common Stock for notes receivable in the amount of $143,750, and a consultant was issued 60,606 shares of Common Stock for $20,000 of accounts payable.

Also, during January, three officers who were owed a total of $723,481 of previously accrued but unpaid compensation, agreed to forgive the indebtedness from the Company(See Note N).

During December 2000, five holders of the Company's Series A Preferred stock elected to convert into 262,500 shares of Common Stock valued at $105,000.

During the quarter ended November 30, 2000, five unrelated accredited investors who purchased shares through the private placement which was closed in July 2000, were issued 757,911 additional shares pursuant to the terms of the private placement. Additionally, 120,000 shares of Series A Preferred stock were surrendered and converted into 450,000 shares of Common Stock, and two subcontractors who provided services valued at $47,000 on the Republic project were issued 94,000 shares of Common Stock for services.

During August 31, 2000, two subcontractors who provided services valued at $80,000 on the Republic project, were compensated by the issuance of 160,000 shares of Common Stock.

During May, 2000, a director who was owed $105,000 of accrued expenses, $132,131 of notes, and $8,256 of accrued interest assigned the entire amount owed to an unrelated third party who was issued 490,774 shares of Common Stock for converting the entire amount due.

During May, 2000, a related party who was owed $68,894 of principal and $6,880 of accrued interest on a note converted the entire amount into 151,548 shares of Common Stock. A consultant owed $5,000 for services received 10,000 shares of Common Stock as payment for the services.



The accompanying notes are an integral part of these financial statements.

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

On September 1, 1999, accrued and unpaid executive compensation in the amount of $375,000 was reclassified to notes payable to related parties bearing interest at 15% per annum and payable to three officers of the Company.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and accrued expenses approximate fair value. The carrying value of notes payable(except those to related parties) approximate fair value which is estimated based on quoted market prices for the same or similar issues. Notes receivable and payable to related parties are discussed in Notes H and J, respectively.

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

Organization Costs

Organization costs have been amortized, using the straight line method, over a period of 60 months.

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

At February 28, 2001, and February 29, 2000, potential common shares were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect on EPS. At February 28, 2001, there were options for 354,500 shares and warrants for 290,000 shares that were exercisable between $0.30 and $0.40 per share which were thus excluded from the computation of diluted EPS. On February 28, 2001, and February 29,2000, all of the other exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

Income Taxes

Deferred income taxes are provided for the temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in one financial institution. The Federal Deposit Insurance Corporation insures up to $100,000. At February 28, 2001 and February 29, 2000, the Company's uninsured cash balance was approximately $2,400,000 and $0, respectively.

NOTE E - MARKETABLE SECURITIES

At February 28, 2001, the Company held shares of two unrelated companies. The Company owned 160,000 shares of Seahawk Deep Ocean Technology, Inc. ("Seahawk") common stock which it has held in excess of two years. The Seahawk shares were fully written off, in the year ended February 29, 2000, as it is unlikely that the Company will realize any future value from the shares.

Other marketable securities held by the Company as of February 28, 2001, consist of 228,824 shares of common stock of Affinity International Marketing, Inc. (formerly Treasure & Exhibits International,Inc.)("AIMI") common stock which are deemed available for sale. The Company received the AIMI shares as partial payment of a commission earned on the sale of an artifact collection and in settlement of an account receivable in the first quarter of the year ended February 28, 1999. The AIMI shares are carried on the books at the closing open market price, which is lower than the cost basis of the shares.

The total annual unrealized loss for the year ending February 28, 2001, of $14,260 is reflected as an adjustment to stockholders' equity and included in the comprehensive loss shown on the Company's financial statements.

The costs basis for each security held by the Company is derived by dividing the total cost of acquiring each block of stock by the total number of shares acquired by the Company for each class of security. A detail of the fair market value and unrealized loss of the marketable securities held by the Company at February 28, 2001, is set out in the table below:
                                                                   Fair
                                                      Unrealized   Market
Issuer                          Shares       Basis      Loss       Value
-----------------------        --------     --------   --------   ---------
American International
   Marketing, Inc.              228,824     $ 29,214   $ 18,460   $  10,754
                                                       =========  =========

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - PROPERTY AND EQUIPMENT

At February 28, 2001 Property and Equipment consist of:

                                                  Accumulated
                                     Original    Depreciation/    Book
         Class                         Cost      Amortization     Value
------------------------------     ------------  ------------  ------------
Computers and Peripherals          $    32,630         7,724   $    24,906
Furniture and Office equipment          26,155        11,264        14,891
Marine survey equipment                229,052        64,734       164,318
                                   -----------   -----------   -----------
                                   $   287,837        83,722   $   204,115
                                   ===========   ===========   ===========


NOTE G - INVENTORY

The Company's inventory consists of a collection of 748 raw emeralds recovered from the 1656 shipwreck of the Nuestra Senora de al Maravilla salvaged by Seafinders, Inc. in 1972. The emeralds range in size from 0.5 to 17.5 carat weight and each is accompanied by a "Treasure Certificate" explaining the origin and a brief history of the item. The Company received these items as partial compensation for services rendered during the year ended February 28, 1999, in a transaction wherein the inventory was assigned a value of $20,000. Due to the uncommon nature of the items, and the difficulty an appraiser would have in finding comparable sales, the Company does not believe that it can obtain a meaningful third party appraisal, and therefore, has not sought an independent appraisal of the goods.

NOTE H - LOANS RECEIVABLE FROM RELATED PARTIES

On January 1, 2001, the Company renewed loan agreements with two of its officers authorizing each to borrow a maximum of $120,000 from the Company at 8% annual interest compounded quarterly. The loan balances, which become due on December 31, 2003, were $83,652 and $97,847 respectively. Accrued interest in the amount of $20,186 and $21,726 are reflected in this caption.

NOTE I - ACCRUED EXPENSES

Accrued expenses at February 28, 2001, consist of:
   Employee wages                                                      732
   Payroll tax                                                     108,565
   Research and consulting                                           7,504
   Interest on notes payable                                         6,701
                                                               -----------
                                                               $   123,502
                                                               ===========

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at February 28, 2001, consist of:

   Unsecured 10% note payable to the family member of
     an officer due April 1, 2003. The note can be
     converted to Common Stock for $0.50 per share.            $    48,821
                                                               ===========

NOTE K - SALE OF REVENUE PARTICIPATION CERTIFICATES

The Company has sold through private placements of Revenue Participation Certificates("RPC's")the right to share in future revenues of the Company derived from the Cambridge or Republic projects.

Each convertible Cambridge RPC entitles the holder to receive a percentage of the gross revenue received by the Company from the "Cambridge Project", which are defined as all cash proceeds payable to the Company as a result of the Cambridge Project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by the Company to finance the project are excluded from gross revenue.

As of April 30, 1999, when the offering was closed, the Company sold $825,000 of a maximum of $900,000 of the Cambridge RPC's. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 - 35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge project.

Distributions will be made to each certificate holder within 15 days from the end of each quarterly reporting period in which the Issuer receives any cash proceeds from, or as a result of, the Cambridge Project.

Additionally each $50,000 Cambridge RPC unit may be converted into 16,666 shares of the Company's Common Stock at any time prior to December 31, 2001, or within 10 days of receipt of the "Notice of First Distribution", whichever occurs first. The RPC's and any stock which it may be converted for constitute restricted securities.

In a private placement which closed in September 2000, the Company sold "units" comprised of Republic Revenue Participation Certificates, and Common Stock. Each $50,000 "unit" entitled the holder to 1% of the gross revenue generated by the Republic project, and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to the Issuer as a result of the Republic project, excluding funds received by the Issuer to finance the project.

When the offering was closed, in September, 2000, a total of five $50,000 units consisting of one Republic RPC and 100,000 shares of Common Stock had been sold, and the cost of each unit was allocated as $37,500 for the stock and $12,500 for the RPC. Therefore, a total of $62,500 was reflected on the books as deferred income from the sale of republic revenue participation certificates.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - SALE OF REVENUE PARTICIPATION CERTIFICATES - continued

As of February 28, 2001, the Company had sold, in total, $887,500 of RPC's which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method.

NOTE L - PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred stock. The Preferred stock may be issued in series from time to time with such rights, designations, preferences and limitation as the Board of Directors of the Company may determine by resolution.

Series A Preferred stock

On April 23, 1999 the Company established a series of Preferred stock known as "Series A Convertible Preferred Stock"("series A Preferred stock"), having a par value of $.0001 per share and an authorization of 700,000 shares.

Commencing June 1, 2000, the series A Preferred stock was convertible, all or in part, into shares of the Corporation's Common Stock. Each share of Preferred stock could be converted into a number of shares of Common Stock determined by dividing $1.50 by the conversion price. The conversion price will be the lesser of (a) $1.50 or (b) 85% of the average closing bid price for the ten(10) consecutive trading days prior to the date of conversion provided, however, that the maximum number of shares of Common Stock issued for each share of preferred shall not exceed 3.75 shares.

In total, 190,000 shares of series A Preferred stock had been issued. As of February 28, 2001, the holders of the series A Preferred stock had elected to convert the entire 190,000 shares into 712,500 shares of Common Stock.

As of February 28,2001 the Company had authorized 700,000 shares of $.0001 par value series A convertible Preferred stock. There were 190,000 shares of series A convertible Preferred stock issued and none outstanding.

Series B Preferred stock

On December 27, 2000, the Company established a series of Preferred stock known as "Series B Convertible Preferred Stock"("series B Preferred stock"), having a par value of $.0001 per share and an authorization of 850,000 shares.

Each share of Series B Convertible Preferred stock is convertible into 10 shares of the Company's Common Stock at any time. The holder of the shares of Series B Convertible Preferred stock is entitled to vote such shares together with the holders of the Company's Common Stock on an "as converted" basis. In addition, the holder of the Series B Convertible Preferred stock is entitled to elect three members of the Board of Directors, and has special voting rights in connection with specified corporate actions. In the event of a liquidation or dissolution of the Company, the holder of the Series B Convertible Preferred stock is entitled to an amount equal to $3.50 per share prior to any payments to holders of any other class of stock. Although the Series B Convertible

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - PREFERRED STOCK - continued

Preferred stock has no separate dividend provisions, holders are entitled to receive any dividends paid to holders of Common Stock on an "as converted" basis. Under the terms of the Stock Purchase Agreement, the Series B Preferred stock purchaser received certain rights to require the Company to register the shares of Common Stock issuable on the conversion or exercise of the Preferred stock for resale under the Securities Act of 1933.

As of February 28, 2001, the Company had authorized 850,000 shares of $.0001 par value series B Convertible Preferred stock. There were 850,000 shares of series B Convertible Preferred stock issued and, 850,000 shares outstanding.

NOTE M - COMMON STOCK OPTIONS AND WARRANTS

The Company adopted the 1997 Stock Option Plan on September 8, 1997. Under the terms to the plan, options to purchase Common Stock are granted at not less than 100% of the fair market value of the shares on the date of grant or the par value thereof whichever is greater. Notwithstanding the preceding sentence, in the case of a grant of an incentive stock option to an employee who, as of the date of the grant, owns more than ten percent of the stock of the Company, the option price shall not be less than 110% of the fair market value of the shares on the date of grant or the par value thereof, whichever is greater. The cumulative number of shares which may be subject to options issued and outstanding pursuant to the plan is limited to 2,000,000 shares. On January 11, 2001, the Board of Directors of the Company approved increasing the number of shares in the plan to 3,000,000, subject to shareholder approval.

As of February 28, 2001 the following non-statutory stock options had been granted:
                                Option
                  Date         Price per    Expiration       Shares
                 Of Grant        Share       of Option       Granted
               -----------   -----------   ------------   ------------
Officers          4/24/98         $3.00       2/28/2003       225,000
                  4/23/99         $1.50       2/28/2003       135,000
                  4/23/99         $2.00       2/28/2003       287,500
                  4/23/99         $3.00       2/28/2003       187,500
                  3/01/00         $0.30       2/28/2004       150,000
Directors         4/24/98         $3.00       2/28/2003       170,000
                  4/23/99         $1.50       2/28/2003        82,500
                  4/23/99         $2.00       2/28/2003       132,500
                  4/23/99         $3.00       2/28/2003        82,500
                  3/01/00         $0.30       2/28/2004        20,000
Employees         4/23/99         $1.00       2/28/2003        45,000
                  4/23/99         $2.00       2/28/2003        45,000
                  4/23/99         $3.00       2/28/2003        45,000
                  1/01/00         $0.30       2/28/2004        60,000
                  1/16/01         $0.33       1/16/2005        49,500
Consultant        6/05/98         $4.00       2/28/2003         8,000
                  4/23/99         $1.00       2/28/2003        25,000
                  4/23/99         $2.00       2/28/2003        50,000
                  4/23/99         $3.00       2/28/2003        25,000

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMON STOCK OPTIONS AND WARRANTS - continued

                                Option
                  Date         Price per    Expiration       Shares
                 Of Grant        Share       of Option       Granted
               -----------   -----------   ------------   ------------
                  1/01/00         $0.30       2/28/2004        50,000
                  3/01/00         $0.30       2/28/2004        25,000
                  4/21/00         $0.50       4/30/2004        25,000
                 10/12/00         $0.50       9/30/2004        25,000
                  1/22/01         $0.40       1/22/2003        50,000
                                                          -----------
                                                            2,000,000
                                                          ===========

Since the inception of the stock option plan, 50,000 option to purchase stock for $0.30 have been exercised, therefore, 1,950,000 options are exercisable at a weighted average exercise price of $1.95 per share.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation has been recognized for the stock options awarded during the years ended February 28, 2001, or February 29, 2000. However, using the Black-Scholes method of option valuation, the options granted during the years ending February 28, 2001 and February 29, 2000 are determined to have a fair market value of $50,895 and $522,240 respectively. The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted average assumptions for the year 2001; risk-free interest rates of 5.0 percent; a dividend yield of zero; volatility factors of the expected market price of the Company's Common Stock based on historical trends; and a weighted-average expected life of the options of three years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options's vesting period. The Company's pro forma information is as follows:

                                           2001              2000
                                       ------------      ------------
Proforma net income (loss)
attributable to stockholders           $   (836,537)     $ (1,751,059)
Proforma basic and diluted (loss)
per share                              $      (0.06)     $       (.17)

The Company has issued warrants to six individuals in connection with loans made to the Company and has issued warrants to fourteen individuals who purchased the Company's series A preferred stock, and one limited liability

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMON STOCK OPTIONS AND WARRANTS - continued

company that purchased the Company's series B preferred stock. Warrants issued are as follows:
                            Price
         Warrants         per Share        Expiration Date
       -----------       -----------       --------------------------------
          190,000         $    3.50        7/31/01
           10,000              3.00        2/28/02
           20,000              3.00        4/30/02
          722,000              3.00        2/28/03
           11,000              3.00        Two years from the date the loan
                                            is paid in full
          640,000              2.50        3/31/02
          110,000              2.50        6/30/02
           95,000              2.00        7/31/01
           80,000              2.00        2/28/02
           35,000              2.00        4/30/02
          862,500              2.00        2/28/03
           21,500              2.00        Two years from the date the loan
                                            is paid in full
           25,000              0.68        5/01/03
           60,000              0.30        2/28/03
          230,000              0.30        2/28/04
       -----------
        3,112,000
       ===========

NOTE N - INCOME FROM DEBT CANCELLATION

During January, 2001, the Company entered into an agreement for additional capitalization which provided for unpaid compensation to be forgiven by three officers of the Company.

The debt forgiven was as follows:

              Class of debt                        Amount
          ---------------------------           -----------
          Notes payable related                 $   375,000
          Accrued interest payable                    1,849
          Accrued executive compensation            346,632
                                                -----------
                                                $   723,481
                                                ===========

NOTE O - COMPREHENSIVE LOSS

During Fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) The company has included Comprehensive Loss in the financial statements for the year ended February 28, 2001, and Comprehensive Income for the year ended February 29, 2001. The comprehensive income and losses resulted entirely from the unrecognized gains and losses on the value of marketable securities held by the Company as detailed in Note E.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences that give rise to the deferred tax asset are the Company's net operating loss carryforward and accounts payable and accrued expenses due to using modified cash basis for tax reporting purposes.

The Company has a net operating loss carry forward of approximately $5,300,000 that is available to offset future regular taxable income. The carry forward
will expire in various years ending through the year 2021.   Because of the
Company's net cumulative losses and the uncertainty of being able to utilize the deferred tax asset, the Company recorded a valuation allowance of 100% of the deferred tax asset.

NOTE Q - COMMITMENTS AND CONTINGENCIES

Offices

On January 24, 2001, the Company entered into a lease agreement for approximately 3,000 square feet of office space for the period beginning February 1, 2001, and ending January 31, 2003. Rent payments for this office were $3,732 for the fiscal year ending February 29, 2000. Approximate future rent payments are $44,790 for the year ending February 28, 2002, and $41,057 from then until the expiration of the lease on January 31, 2003.

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

NOTE R - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $5,680,451 since inception, and will not generate revenue until it is successful at locating one or more of it's target shipwrecks and bringing the find to sale or otherwise generating revenue. These factors caused the Company's auditors to consider whether the Company could continue as a going concern.

In order to fund its overhead and projects, the Company conducted a private placement of series B preferred stock, Common Stock and warrants that raised

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - GOING CONCERN CONSIDERATION - continued

$3,000,000 for operational and administrative purposes in February,2001. Also, a number of debt holders converted $236,387 of debt to Common Stock, and $723,481 of accrued debt was forgiven by officers. The Company also brought it's accounts payable current and paid off the balance of certain notes. The result of these actions were that at February 28, 2001, the Company had working capital as indicated by current assets exceeding current liabilities by $2,268,140.

Depending on the results of the Cambridge operations to be conducted during April through June of 2001, the Company will make a determination as to whether it will use any more of it's working capital, or conduct private placements of debt or equity to finance future operations.

Operationally, the Company plans to continue search operations on the Cambridge project, and depending upon financing, may also conduct operations on the Republic and Concepcion Projects. Additionally, if any of the search operations are successful, and subject to financing, the Company plans to begin recovery operations on one or more of these projects. The Company intends to finance these operations through the sale of equity, revenue participation or debt. There can be no assurance of the Company's ability to secure financing and this could cause a delay or cancellation of one or more projects.

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

                                      ODYSSEY MARINE EXPLORATION, INC.

Dated: May 25, 2001                   By:/s/ John C. Morris
                                         John C. Morris, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                         DATE


/s/ John C. Morris         President and Director              May 25, 2001
John C. Morris


/s/ Gregory P. Stemm       Vice President and Director         May 25, 2001
Gregory P. Stemm


/s/ David A. Morris        Secretary and Treasurer             May 24, 2001
David A. Morris            (Principal Accounting Officer)


/s/ James E. MacDougald    Chairman of the Board of Directors  May 25, 2001
James E. MacDougald