Form 10QSB
period 2001-05-31
ODYSSEY MARINE EXPLORATION INC
filed 2001-07-12
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 2001

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



                              (813) 876-1776
          -----------------------------------------------------
           (Registrants telephone number including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ]  Yes          [   ]  No

As of June 20, 2001, the Registrant had 17,865,537 shares of Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]










                                    INDEX


Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     May 31, 2001 ................................................   3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended May 31, 2001, and 2000 .........................   4

     Unaudited Consolidated Statements of Cash Flows, Three
     Months Ended May 31, 2001, and 2000 ..........................  5 - 6

     Notes to Consolidated Financial Statements..................    7

Item 2. Management's Plan of Operation...........................    7

Part II: Other Information

     Item 1.  Legal Proceedings..................................    8

     Item 2.  Change in Securities...............................    8

     Item 3.  Defaults Upon Senior Securities....................    8

     Item 4.  Submission of Matters to a Vote
              of Security Holders................................    8

     Item 5.  Other Information..................................    8

     Item 6.  Exhibits and Reports on Form 8-K...................    8

Signatures ......................................................    8

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2001 - Unaudited

ASSETS
CURRENT ASSETS
  Cash                                                         $ 1,726,818
  Marketable securities                                              2,287
  Prepaid expenses                                                  24,823
                                                               -----------
          Total current assets                                   1,753,928

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    365,018
  Accumulated depreciation                                        (100,670)
                                                               -----------
                                                                   264,348
OTHER ASSETS
  Loans receivable from related parties                            234,704
  Inventory                                                         20,000
  Deposits                                                          21,684
                                                               -----------
                                                                   276,388
                                                               -----------
                                                               $ 2,294,664
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $    49,181
  Accrued expenses                                                 152,068
                                                               -----------
            Total current liabilities                              201,249

NOTES PAYABLE TO RELATED PARTY                                      57,083

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
  Preferred stock - $.0001 par value; 8,450,000 shares
     authorized, none outstanding
  Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and none outstanding                                                -
  Preferred stock Series B Convertible - $.0001 par value;
     850,000 shares authorized; 850,000 shares issued
     and outstanding                                                    85
  Common stock - $.0001 par value; 100,000,000 shares
     authorized; 17,865,536 issued and outstanding                   1,786
  Additional paid-in capital                                     7,447,680
  Accumulated unrealized loss in investment                        (26,926)
  Accumulated deficit                                           (6,273,793)
                                                               -----------
            Total stockholders' equity                           1,148,832
                                                               -----------
                                                               $ 2,294,664
                                                               ===========

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                 Three Months Ended May 31,
                                                     2001           2000
                                                 -----------    -----------

OPERATING EXPENSES
 Project development                                  42,136         44,545
 Project operations                                  411,651         61,487
 Marketing and promotion                              39,233         11,757
                                                 -----------    -----------
 Total operating expenses                            493,020        117,789

GENERAL AND ADMINISTRATIVE EXPENSES                  125,934        147,705
                                                 -----------    -----------
(LOSS)FROM OPERATIONS                               (618,954)      (265,494)

OTHER INCOME OR (EXPENSE)
 Gain(Loss) on sale of marketable securities               -        181,133
 Interest income                                      27,173          3,276
 Interest expense                                     (1,560)       (31,032)
 Other                                                     -         (4,500)
                                                 -----------    -----------
 Total other income or (expense)                      25,613        148,877
                                                 -----------    -----------
NET LOSS                                         $  (593,341)   $  (116,617)
                                                 ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                          8,466          1,050
                                                 -----------    -----------

COMPREHENSIVE LOSS                               $  (601,807)   $  (115,567)
                                                 ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)               $     (0.03)  $     (0.01)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding                   17,865,536     11,148,071














The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                 Three Months Ended May 31,
                                                     2001          2000
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income(Loss)                               $  (593,341)   $  (116,617)
Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                        16,949          8,230
  Common stock issued for services                         -          5,000
  Finance charge added to note                             -          4,500
  Loss(gain) on sale of marketable securities              -       (181,133)
  (Increase)decrease in:
     Advances                                           (323)        (6,094)
     Interest receivable                              (4,604)        (3,178)
     Prepaid expenses                                (24,377)       (83,267)
  Increase(decrease) in:
     Accounts payable                                (11,718)       (68,634)
     Accrued expenses                                 36,826         (2,951)
                                                 -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES              (580,588)      (444,144)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (77,181)       (16,337)
  Increase in loans receivable                       (48,600)             -
                                                 -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES             (125,781)       (16,337)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
     Issuance of common stock                              -        240,000
     Sale of marketable securities                         -        271,209
                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  -        511,209
                                                 -----------    -----------

NET INCREASE(DECREASE)IN CASH                       (706,369)        50,728

CASH AT BEGINNING OF PERIOD                        2,433,187         47,175
                                                 -----------    -----------
CASH AT END OF PERIOD                            $ 1,726,818    $    97,903
                                                 ===========    ===========
SUPPLEMENTARY INFORMATION:
 Interest paid                                   $         -         23,223
 Income taxes paid                               $         -              -







The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Summary of significant non cash transactions:

During the quarter ended May 31, 2001, a note to a related party was renewed. The original principal amount of $48,821 and accrued interest of $7,323 were combined in a new note in the principal amount of $56,144 bearing interest at 10% per annum. The due date was extended to March 31, 2003.

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended February 28, 2001.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of May 31, 2001, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended May 31, 2001, are not necessarily indicative of the results that may be expected for the year ended February 28, 2002.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

In the long term, the Company expects to derive substantially all of its revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas. Therefore, until the Company is successful in acquiring and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet its cash flow requirements. To date, the Company has conducted private placements of debt, equity and project specific revenue participation to meet its financial obligations. For the next twelve months, the Company anticipates spending approximately $60,000 per month to pay administrative, promotion and project development overhead.

During the months of April, May, and June, the Company conducted operations off the coast of Spain searching for a vessel code named "Cambridge". Under the direction of the project archaeologist, some artifacts were recovered from a site that he believes demonstrates some of the characteristics of the "Cambridge". Those artifacts and information relating to the site are being analyzed to try to determine the identity of the shipwreck.

Depending on the results of the analysis, the Company may seek financing in the form of project revenue participation and could begin recovery as soon as this year, depending on the availability of equipment, ships, government contracts and permits.

In addition to the "Cambridge Project", the Company is currently evaluating last year's work on the "Republic Project" and may seek additional financing in the form of project specific revenue participation to conduct additional search operations. If the Company is successful in financing the project, and subject to the availability of ships, and personnel, work could resume as early as September 2001.

Management believes the Company currently has sufficient cash to fund its overhead for the next twelve months.

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

                                ODYSSEY MARINE EXPLORATION, INC.


Date: July 12, 2001             By:/s/ David A. Morris
                                   David A. Morris, Treasurer
                                   (Principal Accounting Officer
                                    and Duly Authorized Officer)