Form 10QSB
period 2001-08-31
ODYSSEY MARINE EXPLORATION INC
filed 2001-10-10
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001

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

                  [ X ]  Yes          [   ]  No

As of September 30, 2001, the Registrant had 17,865,536 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]










                                      INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     August 31, 2001............................................        3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended August 31, 2001, and 2000.....................        4

     Unaudited Consolidated Statements of Operations, Six
     Months Ended August 31, 2001, and 2000.....................        5

     Unaudited Consolidated Statements of Cash Flows, Six
     Months Ended August 31, 2001, and 2000.....................   6 -  7

     Notes to Consolidated Financial Statements.................        8

Item 2. Management's Plan of Operation..........................   8 -  9

Part II: Other Information......................................       10

     Item 1.  Legal Proceedings.................................       10

     Item 2.  Change in Securities..............................       10

     Item 3.  Defaults Upon Senior Securities...................       10

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       10

     Item 5.  Other Information.................................       10

     Item 6.  Exhibits and Reports on Form 8-K..................       10

Signatures .....................................................       10

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 2001 - Unaudited

ASSETS
CURRENT ASSETS
  Cash                                                         $ 1,251,110
  Marketable securities                                              2,287
  Advances and prepaid expense                                      19,246
                                                               -----------
          Total current assets                                   1,272,643

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    371,663
  Accumulated depreciation                                        (118,702)
                                                               -----------
                                                                   252,961
OTHER ASSETS
  Loans receivable from related parties                            239,435
  Inventory                                                         20,000
  Deposits                                                          21,684
                                                               -----------
                                                                   281,119
                                                               -----------
TOTAL ASSETS                                                   $ 1,806,723
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $    33,407
  Accrued expenses                                                   8,157
                                                               -----------
            Total current liabilities                               41,564

NOTES PAYABLE TO RELATED PARTY                                      58,497

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
  Preferred stock - $.0001 par value; 8,450,000 shares
     authorized, none outstanding                                        -
  Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and none outstanding                                                -
  Preferred stock Series B Convertible - $.0001 par value;
     850,000 shares authorized; 850,000 shares issued
     and outstanding                                                    85
  Common stock - $.0001 par value; 100,000,000 shares
     authorized; 17,865,536 issued and outstanding                   1,786

Additional paid-in capital                                       7,447,680
  Accumulated unrealized loss in investment                        (26,926)
  Accumulated deficit                                           (6,603,463)
                                                               -----------
            Total stockholders' equity                             819,162
                                                               -----------
                                                               $ 1,806,723
                                                               ===========

   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                    Three Months Ended
                                                         August 31
                                                    2001           2000
                                                -----------    -----------

OPERATING EXPENSES
 Project development                                 53,248         42,908
 Project operations                                 139,202        382,952
 Marketing and promotion                             17,077         14,784
                                                -----------    -----------
 Total operating expenses                           209,527        440,644

GENERAL AND ADMINISTRATIVE EXPENSES                 136,328        130,313
                                                -----------    -----------
(LOSS) FROM OPERATIONS                             (345,855)      (570,957)

OTHER INCOME OR (EXPENSE)
 Gain(Loss) on sale of marketable securities              -         25,753
 Interest income                                     17,540          3,243
 Interest expense                                    (1,415)       (24,541)
 Other                                                   59         (2,952)
                                                -----------    -----------
 Total other income or (expense)                     16,184          1,503
                                                -----------    -----------

NET LOSS                                        $  (329,671)   $  (569,454)
                                                ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                             -         (3,184)
                                                -----------    -----------

COMPREHENSIVE LOSS                              $  (329,671)   $  (572,638)
                                                ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)              $     (0.02)   $     (0.05)

Weighted average number of common
 shares and potential common shares,
 basic and diluted outstanding.                  17,865,536     11,470,465













   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited


                                                     Six Months Ended
                                                         August 31
                                                    2001           2000
                                                -----------    -----------

OPERATING EXPENSES
 Project development                            $    95,384    $    87,453
 Project operations                                 550,853        444,439
 Marketing and promotion                             56,310         26,542
                                                -----------    -----------
 Total operating expenses                           702,547        558,434

GENERAL AND ADMINISTRATIVE EXPENSES                 262,262        278,017
                                                -----------    -----------
(LOSS)FROM OPERATIONS                              (964,809)      (836,451)

OTHER INCOME OR (EXPENSE)
  Gain on sale of marketable securities                   -        206,886
  Interest income                                    44,713          6,480
  Interest expense                                   (2,975)       (55,573)
  Other                                                  59         (7,413)
                                                -----------    -----------
 Total other income or (expense)                     41,797        150,380
                                                -----------    -----------
NET LOSS                                        $  (923,012)   $  (686,071)
                                                ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                         8,466         (2,134)
                                                -----------    -----------
COMPREHENSIVE LOSS                              $  (931,478)   $  (688,205)
                                                ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)              $     (0.05)   $     (0.06)


Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding.                 17,865,536     11,470,465













   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                      Six Months Ended
                                                         August 31
                                                    2001           2000
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income(loss)                              $  (923,012)   $  (686,071)
Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                       34,973         16,317
  Common stock issued for services                        -         85,000
  Finance charge added to note                            -          4,500
  Loss (gain) on sale of marketable securities            -       (206,886)
  Decrease (increase)in:
     Advances                                        (1,867)         2,856
     Interest receivable                             (9,336)       (11,421)
     Prepaid expenses                               (17,256)           -
  Increase (decrease) in:
     Accounts payable                               (27,492)       (20,960)
     Accrued expenses                              (105,668)        57,067
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES           (1,049,658)      (759,598)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                (83,819)       (18,753)
  Increase in loans receivable                      (48,600)             -
                                                 ----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES            (132,419)       (18,753)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:
    Related party loans                                   -          5,000
    Loans from others                                     -         50,000
    Issuance of common stock                              -        367,500
    Issuance of revenue participation certificates        -         12,500
    Sale of marketable securities                         -        338,815
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 -        773,815
                                                 ----------    -----------

NET INCREASE(DECREASE)IN CASH                    (1,182,077)        (4,536)

CASH AT BEGINNING OF PERIOD                       2,433,187         47,175
                                                -----------    -----------
CASH AT END OF PERIOD                           $ 1,251,110    $    42,639
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

Summary of significant non cash transactions:

There were no significant non cash transactions during the quarter ending August 31, 2001.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of August 31, 2001, results of operations, and cash flows for the interim periods presented. Operating results for the three months, and six months ended August 31, 2001, are not necessarily indicative of the results that may be expected for the year ended February 28, 2002.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

In the long term, the Company expects to derive substantially all of its revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas. Therefore, until the Company is successful in acquiring and marketing artifacts and/or cargoes, it will be dependent upon investment capital to meet its cash flow requirements. To date, the Company has conducted private placements of debt, equity and project specific revenue participation to meet its financial obligations. For the next twelve months, the Company anticipates spending approximately $70,000 per month to pay administrative, promotion and project development overhead. In addition, the Company is actively working on two projects, and has a number of other projects it may commence work on, depending on the availability of additional financing.

THE CAMBRIDGE PROJECT:

The Cambridge Project is an attempt to locate, identify, recover, conserve and market the cargo and artifacts of the English warship HMS Sussex that is believed to have sunk during a storm in the western Mediterranean Sea in 1694. There is circumstantial evidence that the ship was carrying a substantial cargo of money at the time on its sinking. (See "Risk Factors" in the Company's Form 10-KSB for the period ending February 28, 2001)

The Company began search operations during 1998 and has continued these operations on and off through June 2001. To date, over 315 square miles of ocean bottom have been searched with side scan sonar, locating 415 anomalies. Fifty sites have been inspected with a remotely operated vehicle.

During operations conducted between May through June 2001, the expedition archaeologist, Neil Cunningham Dobson, directed the recovery of certain artifacts from a site that he believed demonstrated some of the characteristics of the Sussex.

On September 10, 2001, the Company announced the completion of Mr. Dobson's draft archaeological report. The report detailed the search operations, the preliminary archaeological work on the recovered artifacts and the historical data relating to the Sussex. He concludes in the report that after studying the survey data, the historical and documentary sources, the underwater investigations, the location, the size and shape of the site, and the cannon distribution and sizes, he believes that the site is likely to be the remains of the Sussex. However, the Company stresses that all of the evidence is circumstantial and is subject to review by other experts who are currently evaluating the report.

Odyssey recently delivered this preliminary draft archaeological report to the United Kingdom's Ministry of Defence ("MOD"). The MOD will have their experts review the material and compare their findings with Mr. Dobson's. After taking into considerations any comments by the MOD and other experts, the final report and findings will be released. Until that time, the Company and the MOD have agreed not to release any further information contained in the report.

If the site in question is determined to be that of the Sussex, the Company will request a license from the MOD to conduct an archaeological excavation of the site. While there can be no assurance that the MOD will issue such a license, the Company believes that a license will be issued and that the license will contain provisions for Odyssey to receive a substantial distribution of any recovered items. The Company also anticipates that any license will be subject to the stringent application of archaeological standards for all work conducted on the site.

In the event the Company is issued a license for the recovery of the Sussex or otherwise exercises it's rights to perfect a claim under maritime salvage law, the Company will most likely seek financing in the form of project revenue participation, debt, or equity and, assuming adequate financing is received, would likely begin recovery during the Spring of 2002.

If the Company is successful in obtaining the rights to the Sussex and financing for the project, the Company plans to produce revenue from the project by selling the trade goods recovered (after conservation and documentation), along with ancillary products such as replicas, video footage, promotional items, and intangible property rights. The Company anticipates that the project will have a marketing life in excess of ten years.

REPUBLIC PROJECT

On September 1 2001, the Company entered into an agreement with Mr. Jeff Hummel, a researcher for the Republic Project, to conduct search operations during September and October 2001 on a "no cure - no pay" basis. Hummel will be responsible for all costs of the operations and will not be entitled to any fees or reimbursement from Odyssey unless he provides to Odyssey conclusive location and identification of the Republic shipwreck. All rights in the project remain with Odyssey, and, if Mr. Hummel is successful in providing the Company conclusive location and identification of the vessel, he will be entitled to a fee of $250,000 and an additional 5% of the recovery.

If the search operations are successful, the Company may seek additional financing in the form of project specific revenue participation to conduct additional search and identification operations, or recovery operations. Recovery operations, if any, would most likely commence in the summer of 2002.

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

                                ODYSSEY MARINE EXPLORATION, INC.


Date: October 10, 2001          By:/s/ David A. Morris
                                   David A. Morris, Treasurer
                                   (Principal Accounting Officer
                                   and Duly Authorized Officer)