Form 10QSB
period 2001-11-30
ODYSSEY MARINE EXPLORATION INC
filed 2002-01-09
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 2001

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

                  [ X ]  Yes          [   ]  No

As of December 31, 2001, the Registrant had 26,465,536 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]











                                      INDEX


Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     November 30, 2001..........................................        3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended November 30, 2001, and 2000...................        4

     Unaudited Consolidated Statements of Operations, Nine
     Months Ended November 30, 2001, and 2000...................        5

     Unaudited Consolidated Statements of Cash Flows, Nine
     Months Ended November 30, 2001, and 2000...................   6 -  7

     Notes to Consolidated Financial Statements.................        8

Item 2. Management's Plan of Operation..........................   8 - 10

Part II: Other Information......................................       10

     Item 1.  Legal Proceedings.................................       10

     Item 2.  Change in Securities..............................       10

     Item 3.  Defaults Upon Senior Securities...................       10

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       11

     Item 5.  Other Information.................................       11

     Item 6.  Exhibits and Reports on Form 8-K..................       11

Signatures .....................................................       12

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 2001 - Unaudited

ASSETS
CURRENT ASSETS
  Cash                                                         $ 1,040,528
  Marketable securities                                              1,373
  Advances and prepaid expense                                      18,514
                                                               -----------
          Total current assets                                   1,060,415

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    380,172
  Accumulated depreciation                                        (137,178)
                                                               -----------
                                                                   242,994
OTHER ASSETS
  Loans receivable from related parties                            249,264
  Inventory                                                         20,000
  Deposits                                                          13,206
                                                               -----------
                                                                   282,470
                                                               -----------
TOTAL ASSETS                                                   $ 1,585,879
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $    42,699
  Accrued expenses                                                   6,735
                                                               -----------
            Total current liabilities                               49,434

NOTES PAYABLE TO RELATED PARTY                                      59,897

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500



STOCKHOLDERS' EQUITY
  Preferred stock - $.0001 par value; 9,300,000 shares
     authorized, none outstanding                                        -
  Preferred stock Series A Convertible - $.0001 par value;
     700,000 shares authorized; 190,000 shares issued
     and none outstanding                                                -
  Common stock - $.0001 par value; 100,000,000 shares
     authorized; 26,365,536 issued and outstanding                   2,636
  Additional paid-in capital                                     7,446,915
  Accumulated unrealized loss in investment                        (27,840)
  Accumulated deficit                                           (6,832,663)
                                                               -----------
            Total stockholders' equity                             589,048
                                                               -----------
                                                               $ 1,585,879
                                                               ===========

   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                    Three Months Ended
                                                         November 30
                                                    2001           2000
                                                -----------    -----------

REVENUE                                         $     9,975              -

OPERATING EXPENSES
 Project development                                 64,755         46,276
 Project operations                                  32,999        175,244
 Marketing and promotion                             17,689         16,163
                                                -----------    -----------
 Total operating expenses                           115,443        237,683

GENERAL AND ADMINISTRATIVE EXPENSES                 134,645        101,359
                                                -----------    -----------
(LOSS) FROM OPERATIONS                             (240,113)      (339,042)

OTHER INCOME OR (EXPENSE)
 Gain(Loss) on sale of marketable securities              -        (13,480)
 Interest income                                     12,066          3,377
 Interest expense                                    (1,400)       (24,110)
 Other                                                  300              -
                                                -----------    -----------
 Total other income or (expense)                     10,966        (34,213)
                                                -----------    -----------

NET LOSS                                        $  (229,147)   $  (373,255)
                                                ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                          (914)       (15,619)
                                                -----------    -----------

COMPREHENSIVE LOSS                              $  (230,061)   $  (388,874)
                                                ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)              $     (0.01)   $     (0.03)

Weighted average number of common
 shares and potential common shares,
 basic and diluted outstanding.                  19,029,920     12,177,841











   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited


                                                    Nine Months Ended
                                                       November 30
                                                    2001           2000
                                                -----------    -----------

REVENUE                                         $     9,975              -

OPERATING EXPENSES
 Project development                            $   160,139    $   133,729
 Project operations                                 583,852        619,683
 Marketing and promotion                             73,999         42,705
                                                -----------    -----------
 Total operating expenses                           817,990        796,117

GENERAL AND ADMINISTRATIVE EXPENSES                 396,906        378,510
                                                -----------    -----------
(LOSS)FROM OPERATIONS                            (1,204,921)    (1,174,627)

OTHER INCOME OR (EXPENSE)
  Gain on sale of marketable securities                   -        193,406
  Interest income                                    56,779          9,858
  Interest expense                                   (4,375)       (79,683)
  Other                                                 306         (7,413)
                                                -----------    -----------
 Total other income or (expense)                     52,710        116,168
                                                -----------    -----------
NET LOSS                                        $(1,152,211)   $(1,058,459)
                                                ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                        (9,380)       (17,752)
                                                -----------    -----------
COMPREHENSIVE LOSS                              $(1,161,591)   $(1,076,211)
                                                ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)              $     (0.06)   $     (0.09)


Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding.                 19,029,920     12,177,841










   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                     Nine Months Ended
                                                       November 30
                                                    2001           2000
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income(loss)                              $(1,152,211)   $(1,058,459)
Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                       53,456         24,404
  Common stock issued for services                        -        132,000
  Finance charge added to note                            -          7,500
  Loss (gain) on sale of marketable securities            -       (193,406)
  Decrease (increase)in:
     Advances                                         5,878          8,346
     Interest receivable                            (14,165)       (15,998)
     Prepaid expenses                               (15,792)           -
  Increase (decrease) in:
     Accounts payable                               (18,200)       (32,436)
     Accrued expenses                              (105,690)       165,257
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES           (1,246,724)      (962,792)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                (92,335)       (18,753)
  Increase in loans receivable                      (53,600)             -
                                                 ----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES            (145,935)       (18,753)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:
    Related party loans                                   -          5,000
    Loans from others                                     -         75,000
    Issuance of common stock                              -        517,500
    Issuance of revenue participation certificates        -         62,500
    Sale of marketable securities                         -        345,105
  Repayment of note                                       -        (64,153)
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 -        940,952
                                                 ----------    -----------

NET INCREASE(DECREASE)IN CASH                    (1,392,659)       (40,593)

CASH AT BEGINNING OF PERIOD                       2,433,187         47,175
                                                -----------    -----------
CASH AT END OF PERIOD                           $ 1,040,528    $     6,582
                                                ===========    ===========
   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

SUPPLEMENTARY INFORMATION:

 Interest paid                                  $         -     $   31,919
 Income taxes paid                              $         -              -

Summary of significant non cash transactions:

During the quarter ending November 30, 2001, the holder of 850,000 shares of Series B Preferred Stock converted the shares into 8,500,000 shares of Common Stock in a non-cash transaction.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of November 30, 2001, results of operations, and cash flows for the interim periods presented. Operating results for the three months, and nine months ended November 30, 2001, are not necessarily indicative of the results that may be expected for the year ended February 28, 2002.

NOTE B - CONVERSION OF SERIES B PREFERRED STOCK TO COMMON STOCK

On October 12, 2001, MacDougald Family Limited Partnership("MFLP") delivered a Notice of Conversion to the Issuer pursuant to which MFLP converted 850,000 shares of Preferred Stock held by MFLP into 8,500,000 shares of Common Stock in accordance with the terms of the Stock Purchase Agreement and the Certificate of Designation. No additional funds were expended by MFLP in connection with its acquisition of the Common Stock. The consideration for the Common Stock was the Preferred Stock tendered by MFLP to the Issuer.

As a condition and an inducement to MFLP to convert the Preferred Stock, the Issuer and MFLP executed an Amended and Restated Registration Rights Agreement, dated October 12, 2001 ("Amended and Restated Registration Rights Agreement"), pursuant to which the Issuer granted MFLP up to five demand registration rights. Concurrently with the execution of the Amended and Restated Registration Rights Agreement, the Issuer and MFLP entered into the First Amendment to Series B Stock Purchase Agreement, dated October 12, 2001 ("First Amendment to Stock Purchase Agreement"), which eliminated certain of MFLP's rights under the Stock Purchase Agreement.

The 850,000 shares of Series B Preferred Stock thus converted to Common Stock have been retired and cancelled and restored to the status of authorized but unissued shares of preferred stock of the Corporation, without designation as to series, as provided for in the Certificate of Designation of Series B Convertible Preferred Stock.

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

For the next twelve months, the Company anticipates spending approximately $80,000 per month to pay administrative and project development overhead. Management believes the Company currently has sufficient cash to fund its overhead for the next twelve months.

During the next twelve months, the Company is planning to conduct recovery and conservation operations on a shipwreck believed to be "HMS Sussex", conduct two search operations and begin the development of the sales and marketing department. All of these operations will require additional financing which the Company intends to raise through the sale of equity, debt or project specific revenue participation.

Recovery and Conservation for "HMS Sussex":

"HMS Sussex" is an English warship that sank during a storm in the western Mediterranean Sea in 1694. There is circumstantial evidence that the ship was carrying a substantial cargo of money at the time of its sinking.

During operations conducted in the Spring of 2001, the expedition archaeologist, Neil Cunningham Dobson, directed the recovery of certain artifacts from a site that he believed demonstrated some of the characteristics of the Sussex. In his draft archaeological report he concludes that after studying the survey data, the historical and documentary sources, the underwater investigations, the location, the size and shape of the site, and the cannon distribution and sizes, he believes that the site is likely to be the remains of the Sussex. However, the Company stresses that all of the evidence is circumstantial.

Based upon the survey data, historical research and Mr. Dobson's report, the Company believes that it is likely that the wreck of the British warship, "HMS Sussex", has been discovered. Accordingly, it has provided a copy of Mr. Dobson's report to the United Kingdom's Ministry of Defence ("MOD") and asked them to enter into a license agreement for the purpose of determining the methods of recovery and the disposition of any artifacts recovered. While there can be no assurance that the MOD will issue such a license, the MOD has previously indicated that a license would be issued to Odyssey. The Company believes that any license will contain provisions for Odyssey to receive a substantial distribution of any recovered items. The Company also anticipates that any license will be subject to the stringent application of archaeological standards for all work conducted on the site.

The Company anticipates it will be issued a license for the recovery of the Sussex, or it may elect to perfect a claim and protect the site using any international legal mechanisms at its disposal. Subject to financing, the Company intends to begin recovery during the Spring of 2002.

If the Company successfully recovers artifacts and cargo from "HMS Sussex", the Company plans to produce revenue from the project by selling the trade goods recovered (after conservation and documentation), along with ancillary products such as replicas, video footage, promotional items, and intangible property rights. The Company anticipates that the project will have a marketing life in excess of ten years.

Search Operations:

On September 1, 2001, the Company entered into an agreement with Mr. Jeff Hummel, a researcher for the Company's Republic Project, to conduct search operations, on a "no cure - no pay" basis. Accordingly, the Company did not conduct any of its own search operations for the Republic during the 2001 work season. If financing is obtained, the Company plans to continue its search for the Republic during August and September 2002, when weather conditions are most favorable in the search area.

During the Summer of 2002, the Company also intends to search an area off the east coast of the United States in an attempt to locate and identify a nineteenth century steamship believed to have sunk while carrying a cargo of coins at the time of its sinking. If this shipwreck is located and if financing and equipment are available, recovery and conservation efforts could begin immediately.

Sales and Marketing Department

Since the Company believes it will conduct recovery operations at one or more sites during the next twelve months, it intends to build a sales and marketing division to provide the platform for revenue generation. The Company has retained consultants to assist it in developing the marketing strategy and plans to implement this strategy once funds are available.

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     None.

ITEM 2.  Changes in Securities.

     On October 12, 2001, MacDougald Family Limited Partnership ("MFLP") delivered a Notice of Conversion to the Company pursuant to which MFLP converted 850,000 shares of Series B Preferred Stock held by MFLP into 8,500,000 shares of Common Stock in accordance with the terms of the Stock Purchase Agreement and the Certificate of Designation. No additional funds were expended by MFLP in connection with its acquisition of the Common Stock. The consideration for the Common Stock was the Preferred Stock tendered by MFLP to the Company. James E. MacDougald, who was a Director of the Company at that time, controls MFLP.

     As a condition and an inducement to MFLP to convert the Preferred Stock, the Company and MFLP executed an Amended and Restated Registration Rights Agreement, dated October 12, 2001 ("Amended and Restated Registration Rights Agreement"), pursuant to which the Company granted MFLP up to five demand registration rights. Concurrently with the execution of the Amended and Restated Registration Rights Agreement, the Company and MFLP entered into the First Amendment to Series B Stock Purchase Agreement, dated October 12, 2001 ("First Amendment to Stock Purchase Agreement"), which eliminated certain of MFLP's rights under the Stock Purchase Agreement.

     In connection with this transaction, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. MFLP is an accredited investor and represented that it was acquiring the shares for investment purposes and not with a view to distribution. The certificate representing the shares of common stock bears a restrictive legend and stop transfer orders were entered with the transfer agent.

ITEM 3.  Defaults Upon Senior Securities.

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     On November 7, 2001, the holders of 15,051,245 shares of the Company's Common Stock (the "Common Stock") signed a written consent that became effective on December 5, 2001, approving amendments to the Company's 1997 Stock Option Plan to increase the number of shares of Common Stock covered by the Plan from 2,000,000 to 3,500,000 shares. On November 7, 2001, there were 26,365,536 shares of Common Stock issued and outstanding, and no shares of Preferred Stock outstanding. The consenting shareholders owned an aggregate of approximately 57.1% of the outstanding shares of Common Stock.

ITEM 5.  Other Information.

     None.

ITEM 6.  Exhibits and Reports on Form 8-K.

     None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ODYSSEY MARINE EXPLORATION, INC.


Date: January 9, 2002           By:/s/ David A. Morris
                                    David A. Morris, Treasurer
                                   (Principal Accounting Officer
                                    and Duly Authorized Officer)