Form 10KSB
period 2002-02-28
ODYSSEY MARINE EXPLORATION INC
filed 2002-05-29
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended February 28, 2002

                         Commission File Number 0-26136

                         ODYSSEY MARINE EXPLORATION, INC.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

               Nevada                                   84-1018684
    -----------------------------                 ----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                    3604 Swann Avenue, Tampa, Florida 33609
                   ----------------------------------------
                   (Address of principal executive offices)

                                (813) 876-1776
              ---------------------------------------------------
              (Registrant's telephone number including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [ X ]  Yes          [   ]  No

As of May 15, 2002, the Registrant had 27,365,536 shares of Common Stock, $.0001 Par Value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $15,150,000.

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

The Company has two wholly owned subsidiaries, Odyssey Marine, Inc., a Florida corporation, that was incorporated on November 2, 1998, and Odyssey Explorer, Ltd., a Bermuda corporation organized March 18, 2002.

The Company maintains a web site at www.shipwreck.net.

DESCRIPTION OF BUSINESS

Odyssey is engaged in the business of conducting archaeologically sensitive recoveries of cargo and artifacts from various shipwrecks. The Company plans to produce revenue by exhibiting the artifacts and selling merchandise consisting of certain cargoes, replicas of the artifacts and general merchandise relating to the specific shipwrecks or the shipwreck business in general. In addition, the Company plans to produce revenue in the form of project sponsorships, the sale of intellectual property rights and the operation of one or more themed attractions and traveling exhibits.

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

The Company uses several outside shipwreck researchers to identify potentially viable projects. Data from these researchers is brought in and checked against the Company's own database and resources, compared against information from other experts in the industry, then reviewed by a committee made up of members of management and one or more outside directors before further money is spent on the project.

Once a project looks promising, the next step is to develop a working relationship with the government or company that holds the rights to that shipwreck. Development of these relationships is often time-consuming and requires tremendous patience. Many foreign governments have had bad experiences with salvors in the past and are wary of private sector involvement with archaeologically significant shipwrecks.

In the case of shipwrecks that lie beyond any government's jurisdiction, how and where the artifacts or cargo from the shipwreck are brought ashore could determine whether the Company may legally claim the cargo.

Once the Company is satisfied with the historical research and its legal rights to a specific shipwreck, the project will enter the next phase.

B.   OFFSHORE SEARCH AND INSPECTIONS

Most offshore search operations are conducted by first utilizing a combination side scan sonar/magnetometer to detect anomalies on the seabed. After one or more promising anomalies are located, a remotely operated vehicle ("ROV") is deployed to inspect and make a video record of the anomalies.

ROV's can be equipped with a wide variety of tools enabling the operator to pick up samples, dredge or remove sand and/or overburden, take video footage or still photos and to acquire approximate measurements of the visible wreck site.

There are several companies that lease the vessels, equipment and personnel necessary to conduct offshore search and recovery operations. While Odyssey owns most of its search equipment and one ROV, the Company intends to lease the necessary vessels and equipment until such time as the Company's utilization of vessels and equipment justifies ownership and the financing for such vessels and equipment is available. The Company retains its own project manager and operational control to ensure quality control.

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

E.   SHARING THE KNOWLEDGE AND THE ARTIFACTS WITH THE PUBLIC

The success of the movie Titanic, and the associated success of the sale of coal pieces from the shipwreck, books about the tragedy, sale of media rights and Discovery Channel coverage, as well as the popularity of the traveling artifact exhibit underscore the importance of the public's exposure to the excitement of shipwrecks.

The Company plans to use documentaries, movies, books and major Internet communication facilities to provide the media with the technical and historical stories that the public finds so interesting. The Company plans to partner with major media outlets and publishers to provide self-liquidating promotional opportunities that should provide income as well as exposure.

The heightened public awareness translates into brand equity in the shipwreck cargoes and artifacts that management believes will significantly enhance their value and collectibility.

F.   MARKETING THE CARGOS, ARTIFACT REPLICAS AND ANCILLARY PRODUCTS

As the shipwreck industry moves from "treasure hunting" to legitimate private sector businesses specializing in shipwreck exploration, a new business model is being developed. This model reflects the unique archaeological nature of the shipwreck resources while developing multiple revenue streams.

Odyssey plans to capitalize on the public's fascination with shipwrecks by developing opportunities that allow the public to share in the excitement of deep ocean exploration. These plans include: joining the expedition as "adventure tourists", following the expedition on the Internet, watching television specials that bring together the history, search and recovery of shipwrecks, viewing video of recovery operations, owning coins or artifact replicas, and viewing shipwreck artifacts at both traveling and permanent exhibitions and tourist attractions.

Each shipwreck project is different, and Odyssey expects to generate different combinations of revenue from each project. The Company believes its five primary sources of revenue will be cargo and trade good sales, merchandise sales, exhibit income, sponsorships and intellectual property (IP) rights.

     CARGO AND TRADE GOODS SALES

Cargo and trade good sales refer to items or "cargo" found on ships that are not considered archaeologically significant. For example, from a shipwreck found with a large cargo of coins, Odyssey might market and sell those coins, after significant study of the collection and setting aside a representative
sample for future study.   Another project may recover gold bullion, which
could quickly be sold. Other shipwrecks may never produce revenue from cargo sales. An example of this would be the "Melkarth" shipwreck, the ancient Punic or Phoenician shipwreck discovered by Odyssey in September 1998. The artifacts recovered from a shipwreck of this type may be too culturally and archaeologically significant to split up the collection by selling the artifacts piecemeal. For shipwrecks such as the "Melkarth", the other identified revenue streams should allow Odyssey to recover, conserve and publish these archaeologically significant finds.

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

     EXHIBIT INCOME

The Company believes that it can generate income by exhibiting recovered artifacts and selling merchandise to the attendees. Several types of exhibits under consideration are: (i) Permanent exhibits or museums, which would be located in high traffic tourist areas and feature artifacts and exhibits from several shipwrecks on a rotating basis; (ii) Large market exhibits, which could travel to larger cities and stay in place for 4 to 6 months featuring artifacts and exhibits from very important shipwrecks; and (iii) Short term traveling exhibits, which could consist of weeklong stops in secondary and tertiary markets which may be held in conjunction with one or more project sponsors. In addition to income from exhibit admission fees, all of the exhibit plans include opportunities for sponsorship income and merchandising through the sale of cargo, artifact replicas and/or other related merchandise.

     SPONSORSHIPS

Sponsorship opportunities will be available for some of Odyssey's projects. These corporate or institutional sponsorship opportunities will allow appropriate companies or products to share the media exposure and promotional opportunities associated with specific Odyssey expeditions, from search and recovery through exhibit of artifacts.

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

     ACTIVE PROJECTS

The Company currently has several projects in various stages of development and has plans to conduct operations on from one to three of its sites during 2002. All of the shipwrecks that Odyssey seeks to locate and recover are given "project names". These names are not the actual names of the shipwrecks, except in the case of HMS Sussex.

     SUSSEX PROJECT

The "Sussex Project" (formerly known as the Cambridge Project) is an expedition to locate, recover and market the artifacts and cargo of a large colonial-period warship, HMS Sussex, lost in a severe storm in the 1600's. Based on research conducted by the Company and its researchers, management believes that there is a high probability that the ship was carrying a cargo of coins with a bullion value of between $20 and $75 million and a potential numismatic value of between $200 million to over $1 billion. This will depend on whether the specie referenced in research documents is gold or silver, its denomination and condition, and the method chosen for marketing.

The Company conducted offshore search operations on this project in 1998, 1999, 2000 and 2001. In the course of these expeditions, over 400 square miles of seabed in the Western Mediterranean were searched in an attempt to locate HMS Sussex.

Odyssey used side scan sonar and bathymetric surveys to map the sea floor and locate potential targets. The most promising anomalies were inspected visually with a remotely operated vehicle (ROV). During the course of Odyssey's search expeditions, 418 targets were located. Several of those targets turned out to be ancient shipwreck sites, including Phoenician and Roman sites over 2,000 years old. Many were modern shipwrecks, geology or debris.

Out of all these targets, only one site, nearly 3000 feet deep, contained cannon - and it was very close to the position where the Fleet's secretary reported in 1694 that the Sussex had foundered. Ten days of the 2001 expedition were spent in an attempt to identify the shipwreck remains at this site. This archaeological investigation, directed by project archeologist, Neil Cunningham Dobson, examined the site in great detail using the Achilles ROV system and special tooling for uncovering and recovering artifacts. In all, seventeen ROV dives were undertaken, clocking over 65 hours of dive time. The site was mapped and video taped. Measurements were taken and several artifacts were retrieved for identification purposes.

After extensive study, Dobson summarized in the conclusion of his archaeological report that "study of the survey data, the historical and documentary sources, the underwater investigations, the location, the size and shape of the site and the cannon distribution and sizes indicate the site is that of the Sussex."

The Company is currently negotiating with the British Ministry of Defence ("MoD") for a License permitting the exploration of HMS Sussex. Originally predicted by the MoD to be completed no later than March 1, 2002, this negotiation has taken longer than anticipated due to the complex nature of the license, which is the first of its kind issued by Great Britain to the private sector on a Sovereign vessel. The negotiation has also been complicated by the inclusion of several Ministries outside of the MoD who have contributed to the negotiations.

     REPUBLIC PROJECT

The "Republic Project" is an attempt to locate, identify, recover, conserve and market the cargo of a steam ship that sank after the Civil War. According to the Company's research, the "Republic's" cargo is believed to include approximately 48,000 troy ounces of gold. While the bullion value (at $300 per ounce) is approximately $14,400,000, much of the gold may have been shipped as dust, nuggets, and privately minted coins and bars from the gold fields, potentially increasing the value of the cargo. Another Company offered the "Republic Project" to the Company in 1999. After conducting research and due diligence on the project, the Company signed an Agreement to take over the project. The Agreement provides for the Company to assume all financial and management responsibilities for the Project. The Company is obligated to pay twenty percent of the Adjusted Gross Profit to the researchers and approximately five percent of the gross recovery to insurance interests. In addition, the Company sold Revenue Participation Certificates to individuals in order to finance the project. These individuals will receive approximately five percent of the Adjusted Gross Revenue. During 1999, the Company conducted ROV inspections of the anomalies identified during a previous side scan survey of the area. Although certain anomalies were found, it was determined that the positioning data was generally unreliable, so plans were made to continue the operation in 2000.

During June 2000, the Company conducted side scan and ROV operations over an area of approximately 65 square miles and during September 2000, the company side scanned an additional 80 square miles. The Company has reviewed the data and does not believe the shipwreck is within the areas searched.

During 2001, Mr. Jeff Hummel, a researcher for the project, conducted search operations in an area in which he believed the shipwreck might have sunk. He was unsuccessful in locating the wreckage and has indicated he may want to attempt another expedition during the 2002 calendar year.

Depending on whether or not Mr. Hummel attempts another expedition and the results of that potential expedition, Odyssey may return to the search area during September or October of 2002.

If the Republic is located, recovery operations will begin as soon as the archaeological excavation plan is complete, the necessary recovery funds have been secured and the required vessel and equipment can be mobilized.

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

As a result of legal and diplomatic situations, the company has not conducted operations on this project since 1998.

The Company plans to continue monitoring the situation and will resume the search for the shipwreck if and when the legal and diplomatic situation presents an opportunity for continued operations.

     BAVARIA PROJECT

The Bavaria Project is an expedition attempting to locate and recover the cargo of a nineteenth century steamship sunk in deep water off the east coast of the United States. The Company's research indicates that the steamer was carrying a large shipment of gold coins at the time of her loss.

Odyssey began search operations during May 2002 and anticipates searching the entire area of probability before the end of July. Assuming the shipwreck is located, the Company anticipates that recovery operations will begin as soon as the archaeological excavation plan is complete, the necessary recovery funds have been secured and the required vessel and equipment can be mobilized. Based on the projected location of the shipwreck, and the circumstances relating to its ownership at the time of its loss, no permits will be necessary to begin recovery operations. The company believes that the
only potential claimants might be one or more insurance companies.   If such
insurance claims are made, the company believes that current case law would limit such claims to less than 10% of any insured items recovered from the site.

DEEP-WATER VS SHALLOW WATER OPERATIONS

The shipwreck business is broken into two primary areas: deep-water projects and shallow water projects. Traditionally shallow water projects, those easily accessed by divers with scuba gear, have comprised nearly 100% of the industry, primarily because the cost of entry is relatively low.

Some of the worlds most famous shipwreck discoveries were made with minimal investment. As a result, the lack of archaeological professionalism associated with these projects brought a tremendous amount of criticism from the archaeological community. While this didn't dampen the public's enthusiasm for these ventures, the resulting conflict with the archaeological and scientific community caused a great deal of wariness in government and bureaucratic circles. The net result was a burgeoning body of law designed to limit or prevent access to shipwrecks. Many of the countries that are richest in potential shipwreck projects have enacted legislation that prevents salvors or divers from even touching these sites.

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

On the marketing side, there are a few shops and small museums around the country that market shipwreck artifacts.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

To the extent that the Company engages in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, the Company must comply with applicable regulations and treaties. Prior to engaging in any project, the Company seeks legal advice to ascertain what effect this may have on the financial returns of the operation. This factor is taken into account in determining whether to proceed with a project as planned. In addition, the Convention for the Protection of Underwater Cultural Heritage has recently been adopted by the United Nations Educational, Scientific & Cultural Organization ("UNESCO"). This Convention could restrict access to historical shipwrecks throughout the world to the extent that it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines in all projects to which they are applicable. Greg Stemm, a Company officer and director, was a member of the United States delegation that negotiated this Convention, and as such provides Odyssey with a thorough understanding of the underlying principles and ramifications of the Convention.

The Convention states that artifacts may not be sold, but it also states that this prohibition may not prevent the provision of archaeological services, and Odyssey intends to provide such services in its contracts with Governments. The Company believes that the primary value of the cargoes it seeks are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and so will not be subject to the rule prohibiting sale. The primary countries through which Odyssey plans on obtaining rights to shipwrecks through regulatory or legal means have already indicated that they will not sign the Convention. Nevertheless, the Company believes that the proposed convention, if adopted, could increase regulation of shipwreck recovery operations and may result in higher costs.

COST OF ENVIRONMENTAL COMPLIANCE

While offshore operations and the operation of vessels require compliance with numerous environmental regulations, the Company intends to lease or charter the necessary vessel and equipment thereby transferring the responsibility of environmental compliance to the equipment and vessel owners.

EMPLOYEES

The Company has 8 full time employees. In addition, the Company hires subcontractors and consultants from time to time to perform specific services.

RISK FACTORS

Investors in shares of the Company's Common Stock should consider the following risk factors, in addition to other information in this Report:

     1. SPECIAL RISKS OF THE BUSINESS. An investment in a business such as that of the Company should be considered extremely speculative and very risky. Although the Company has access to a substantial amount of research and data, which has been compiled regarding its various projects, the quality and reliability of such research and data, like all research and data of its nature, is unknown. Even if the Company is able to plan and obtain permits for its various projects, there is a possibility that the shipwrecks may have been salvaged, or may not have had anything of value on board at the time of the sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that others, including both private parties and governmental entities, asserting conflicting claims, may challenge the Company's rights to the recovered objects. Finally, even if the Company is successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale, as the market for such objects is very uncertain.

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

     7. DELAY IN DISTRIBUTION OR SALE OF RECOVERED OBJECTS. The methods and channels, which may be used in the disposition of the recovered items, are uncertain at present and may include one or a combination of several alter-natives. Ready access to buyers for disposition of any artifacts or other valuable items recovered, however, cannot be assured and delays in the disposition of such items are very possible.

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

     13. CONTROL BY EXISTING MANAGEMENT. The current executive officers and directors of the Company control approximately 14.3% of the Company's outstanding voting power. Accordingly, the current executive officers and directors do not have the ability to significantly influence the outcome of elections of the Company's directors and other matters presented to a vote of shareholders.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its offices at 3604 Swann Avenue, Tampa, Florida 33609. The offices consist of approximately 2,900 square feet of office space that the Company leases from a non-affiliated company. The agreement began February 1, 2001 and expires January 31, 2003. The approximate rentals for the year ending February 28, 2002 and until the expiration of the lease on January 31, 2003 are approximately $44,800 and $41,100 respectively.

ITEM 3.  LEGAL PROCEEDINGS

On October 14, 1999, a judgment was entered in favor of the Company against Treasure & Exhibits International, Inc. ("VNSR") in the principal amount of $341,500.08 plus prejudgment interest of $16,361.78. The suit stemmed from certain "put" options granted to the Company by VNSR. The Company was able to offset the judgment through the sale of shares of VNSR stock that it held, and in November 1999, the parties entered into a settlement agreement that was personally guaranteed by Mr. Larry Schwartz, the then president of VNSR.

On December 28, 1999, the Company filed suit in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division against Larry Schwartz, seeking performance pursuant to his personal guarantee of the remaining VNSR debt. On March 7 2001, Odyssey was awarded a judgment in the amount of $102,515.76 against Larry Schwartz. The company is pursuing collection from both parties, but has not recorded an asset on the books with respect to this judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

                                          Bid
                                   High         Low
      Quarter Ended               -----        -----
      February 29, 2000           $0.31        $0.13
      May 31, 2000                $1.22        $0.19
      August 31, 2000             $0.84        $0.31
      November 30, 2000           $0.34        $0.07
      February 28, 2001           $0.62        $0.08
      May 31, 2001                $0.53        $0.27
      August 31, 2001             $1.63        $0.27
      November 30, 2001           $1.27        $0.61
      February 28, 2002           $1.91        $0.51

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

The number of record holders of the Company's $.0001 par value Common Stock at April 30, 2002 was 155. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

(c) DIVIDENDS.

Holders of the Common Stock and Series B Preferred Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common or Preferred Stock and none are anticipated in the foreseeable future.

(d) RECENT SALES OF UNREGISTERED SECURITIES.

      COMMON STOCK

During the three months ending February 28, 2002, the Company issued 200,000 shares of Common Stock to two directors for $200,000 in cash.

The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The persons to whom these securities were issued were directors of the Company, who made an informed investment decision and had access to material information regarding the Company. The certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

In the long term, the Company expects to derive substantially all of its revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas, and potentially, through the operation of exhibits and/or themed attractions. Therefore, until the Company is successful in acquiring and marketing artifacts and/or cargoes or opening exhibits or themed attractions, it will be dependent upon investment capital to meet its cash flow requirements. To date, the Company has conducted private placements of debt, equity and project specific revenue participation to meet its financial obligations.

For the next twelve months, the Company anticipates spending approximately $80,000 per month to pay salaries and general office expense.

Operationally, the Company is planning to conduct search operations on the Bavaria and Republic Projects, and to conduct recovery operation on the Sussex Project if and when a license is issued by the United Kingdom's Ministry of Defence and the appropriate financing is secured. Additionally, the Company plans to investigate exhibit and attraction opportunities.

The Company has budgeted $600,000 for the Bavaria search expedition. The funds necessary for this search operation were raised in a $1 million private placement of equity and warrants, which was concluded in May 2002. The balance of the private placement funds has been allocated to pay administrative and general overhead expense.

The Company has budgeted $350,000 to complete the Republic Project search. Whether or not the Company will be required to raise additional funding to complete the Republic search will depend on the amount of money spent on the Bavaria Project, the potential exercise of outstanding options and/or warrants (See Note M to the Financial Statements) and the method and amount of any potential funding raised in conjunction with the Sussex.

If the Company receives a license for the exploration and conservation of HMS Sussex, the Company anticipates project costs of between $2-4 million.

The Company may sell equity, project specific revenue participation, sponsorships or debt to meet its needs.

ITEM 7.  FINANCIAL STATEMENTS

Please see pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the officers and directors.

        NAME                 AGE                      POSITION
  -----------------          ---        ----------------------------------

  John C. Morris             52         Chairman and CEO

  Gregory P. Stemm           44         Vice-President - Research and
                                        Operations and Director

  George Knutsson            63         Director

  David J. Saul              62         Director

  Henri Germain Delauze      72         Director

  George J. Becker, Jr.      67         Chief Operating Officer

  Michael V. Barton          42         Chief Financial Officer

  David A. Morris            51         Secretary and Treasurer

There is no family relationship between any of the Directors or the Executive Officers of the Company except John Morris and David Morris who are brothers.

All directors will hold office until the next annual meeting of the Shareholders.

The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the last five years.

John C. Morris has served as an Officer and Director of the Company since May 1994. Prior to that, Mr. Morris was an officer and director of Seahawk Deep Ocean Technology, Inc. ("SDOT") from March 1989, until January 1994. As President of SDOT, Mr. Morris was in charge of the Company that completed the first archaeologically sound recovery of a deep-water shipwreck, salvaging a Spanish shipwreck from approximately 1,500 feet of water near the Dry Tortugas. The recovery yielded nearly 17,000 artifacts consisting of gold, silver coins, pottery, pearls, jewelry, and numerous other artifacts. From 1992 until 1997, Mr. Morris served on the Board of Directors of the Florida Aquarium, a not for profit corporation engaged in the operation of a large aquarium facility in Tampa, Florida.

Gregory P. Stemm has served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994 and is responsible for research and operations on all shipwreck projects. Prior to that, he served as an officer and director of Seahawk Deep Ocean Technology from the time he co-founded the company in 1989 until January 1994. Stemm is a member of the United States delegation to the United Nations, Educational, Scientific and Cultural Organization (UNESCO) expert meeting to consider the "Draft Convention for the Protection of Underwater Cultural Heritage". This group will determine future international deep-ocean shipwreck guidelines. As a principal of Seahawk, Stemm was involved in directing research and technology for the company, which resulted in locating two Spanish Colonial shipwrecks in depths greater than 1,000 feet. He was also responsible for directing the archaeological team and operations that accomplished the world's first remote archaeological excavation, in a depth of 1,500 feet southwest of the Florida Keys.

George Knutsson has served as a Director of the Company since June 2001.
Since 1995, Mr. Knutsson has been the President and Chairman of American Boat Trailer Rental Company, Inc., which is the largest provider of boat trailer rentals in the Southeast US. In 1978, he founded Dollar Rental Car of Florida and served as CEO until 1990, when he sold the company. Mr. Knutsson also owned and operated Pirates Cove Marina in the Tampa Bay area from 1984 until he sold it in 1995. From 1995 to 1999, he was the founder and Chief Financial Officer of Pro-Tech Monitoring, which uses patented GPS/cellular technology in the monitoring and tracking of felons worldwide. He received his Bachelors degree from the University of Florida and a MBA from the University of South Florida.

Dr. David J. Saul, who is retired, has served as a member of the Company's Board of Directors since October 2001. Dr. Saul was the Premier and Minister of Finance of Bermuda from 1989 to 1995. In addition to his political background, Dr. Saul held two senior posts with Fidelity Investments, from 1984 through 1995, as the President of Fidelity Bermuda and Executive Vice President of Fidelity International. He retired from the firm in 1999, but remains a Director of Fidelity's main international Board, and a Director of some 40 other Fidelity Companies around the world - including the U.K., Bermuda, Jersey, Tokyo, Hong Kong, Cayman Islands, Luxembourg and Taiwan. Dr. Saul's professional activities include two stints as a Director of the Bermuda Monetary Authority and he currently serves as a Director of Lombard Odier (Bermuda), a subsidiary of the Swiss Bank, and a Director of the London Steam Ship Owners' Mutual Insurance Association (Bermuda) Ltd. A keen oceanographer with a passion for shipwrecks and the sea, he is a founding Trustee of the Bermuda Underwater Exploration Institute, and a founding Director of the Professional Shipwreck Explorers Association.

Henri Germain Delauze has served as a member of the Company's Board of Directors since October 2001. Mr. Delauze, one of the world's leading underwater technology pioneers, brings extensive technical, operational and management expertise to Odyssey's Board of Directors. Mr. Delauze was founder of one of the world's leading underwater technology companies, COMPAGNIE MARITIME D'EXPERTISES (COMEX), where he has served as President since November 1961. Mr. DeLauze pioneered deep saturation diving using synthetic breathing mixtures. Delauze was the first man to reach 335 m. depth during an experimental dive in May 1968, and his company holds world records for both deep sea and chamber saturation diving. In 1975, he created COMEX INDUSTRIES and COMEX PRO, two subsidiaries that design, manufacture and market sophisticated equipment for professional diving, work submarines and remote operated vehicles (ROV's). COMEX SERVICES, the Group's oil subsidiary, extended its activities to all the major offshore oil production areas around the world from 1966 onwards. Mr. Delauze is still the principal shareholder of COMEX SA, which maintains the following divisions: CYBERNETIX (advanced robotics, manned observation submarines and ROVs/AUVs for scientific deep-water archaeology and military purposes), COMEX Marine Construction (shipyard situated in the Port Autonome de Marseille), COMEX PRO (manufactures hyperbaric centers for deep diving, large hospital centers and develops and manufactures ROVs, especially the ACHILLE and the 2,000 m. SUPER ACHILLE.) During the year 2000, COMEX S.A., its subsidiaries and CYBERNETIX (group consolidation) employed over 400 people, including 150 engineers.

George Becker Jr. joined Odyssey as Chief Operating Officer during April 2002. From 1992 until April 2002, Mr. Becker was the President of George J. Becker Jr. & Associates, consultants to companies in the leisure industry, themed attraction industry and the hospitality industry. Mr. Becker is a senior executive with thirty years experience in major leisure industry profit center development, management, marketing, staffing and operations. Mr. Becker is the former Executive Vice President of Sea World Inc., Chairman and Chief Executive Officer, Sea World of Texas, President and Chief Executive Officer of Sea World of California and President and Chief Executive Officer of Sea World of Florida. In 1997 Mr. Becker became President of Entercitement LLC. He led the creative concept and design of a proposed theme park in Indianapolis, Indiana. Park development was stopped in 1998 due to a lack of financing and Mr. Becker resigned in 1999 from Entercitement. Mr. Becker has been recognized as a tourism leader for his work in several regions of the country. A skilled new business developer and team builder, Mr. Becker is known for creating viable management teams, which allow excellent productivity and harmony between employees of widely divergent skills and personalities. Becker has been active in a number of national, regional and state visitor organizations. He served as Executive Director of the Florida Tourism Commission. In 1983, he was President of the Florida Chamber of Commerce and in 1984 he chaired Governor Bob Graham's Commission on Public Facility Financing.

Michael V. Barton joined Odyssey during May 2002, to serve as Chief Financial Officer. Mr. Barton has spent nearly two decades working in the financial arena. From 1995 to May 2002 he was Vice President, Wealth Management Group for First Union National Bank where he has been assisting high net worth clients with estate and business succession planning, investment strategies and tax planning since 1995. Prior to that Mr. Barton has worked in the mutual fund industry as a Senior Compliance Officer and in public accounting. Mr. Barton received B.S. in Business Administration (Accounting) and Master of

Accountancy degrees from the University of South Florida. He maintains Certified Public Accountant and Certified Financial Planner designations. Mr. Barton has served in board member and officer positions with the Tampa Bay Estate Planning Council and as a volunteer with The United Way Evaluation Committee, H.Lee Moffitt Foundation Planned Giving Steering Committee and the Easter Seals Planned Giving Committee.

David A. Morris has served as Secretary and Treasurer of the Company since August 1997. Prior to that, Mr. Morris was employed by Seahawk Deep Ocean Technology where he was an Administrative Assistant to the Chief Financial Officer from 1994 through 1997, and manager of the Conservation and Archaeology departments from 1990 through 1994. Mr. Morris graduated with a Bachelor of Science degree in Mechanical Engineering from Michigan State University in 1974.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information regarding the executive compensation for the Company's President for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, and each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.

                            SUMMARY COMPENSATION TABLE

                                                 Long-Term Compensation
                                            ----------------------------
                   Annual Compensation          Awards          Payouts
                 ---------------------      ----------------    -------
                                                      Securi-
                                                      ties
                                            Re-       Under-             All
Name and                                    stricted  lying      LTIP   Other
Principal                                   Stock     Options/  Payout  Compen-
Position          Year   Salary(1) Bonus(1) Awards    SARs(#)    ($)    sation
----------------  ----   -------- --------  -------  ---------  ------  -------
John C. Morris,   2002   $125,000  $    -0-     -0-   100,000      -0-      -0-
  President       2001   $150,000   89,456      -0-    50,000      -0-      -0-
                  2000   $150,000   25,000      -0-   220,000      -0-      -0-

Gregory P. Stemm, 2002   $125,000  $    -0-     -0-   100,000      -0-      -0-
  Vice-President  2001   $150,000   89,456      -0-    50,000      -0-      -0-
                  2000   $150,000   25,000      -0-   195,000      -0-      -0-

David A. Morris,  2002   $ 90,000  $    -0-     -0-        -0-     -0-      -0-
   Secr/Treas     2001   $125,000   46,110      -0-    50,000      -0-      -0-
                  2000   $125,000   15,000      -0-   195,000      -0-      -0-


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

See Item 12 Certain Relationships and Related Party Transactions.


                      OPTION GRANTS IN LAST FISCAL YEAR
                               Individual Grants

                   Number of   % of Total
                  Securities    Options
                  Underlying   Granted to    Exercise or
                   Options    Employees in   Base Price    Expiration
      Name        Granted(#)   Fiscal Year   ($/Share)       Date
----------------  ----------  ------------  ------------   -----------

John C. Morris       100,000        40.0%        $ 0.50      6/12/2005
Greg P. Stemm        100,000        40.0%        $ 0.50      6/12/2005


                  AGGREGATE OPTION EXERCISES IN YEAR ENDED
            FEBRUARY 28, 2002 AND FEBRUARY 28, 2002 OPTION VALUES

                                       Securities Under-  Value of Unexer-
                                       lying Unexercised    cised In-The-
                  Shares                  Options at      Money Options at
                Acquired on            February 28, 2002  February 28, 2002
                 Exercise     Value      Exercisable/       Exercisable/
Name             (Number)    Realized   Unexercisable      Unexercisable
--------------- -----------  --------  -----------------  ----------------
John C. Morris      -0-        -0-      395,000/ 50,000   $76,000/$33,000
Greg P. Stemm       -0-        -0-      370,000/ 50,000    76,000/ 33,000
David A. Morris     -0-        -0-      320,000/    -0-    43,000/    -0-

EMPLOYMENT AGREEMENTS

John Morris, Greg Stemm and David Morris have employment agreements through February 28, 2005. The base salaries for John Morris and Greg Stemm have been set at $150,000 per year. The base salary for David Morris has been set at $100,000. The Company anticipates that in addition to their base salary each of these individuals will receive stock options and certain other benefits as determined by the Board of Directors.

EMPLOYEE STOCK OPTION PLAN

During the Special Shareholder Meeting held September 8, 1997, the Shareholders approved an Employee Stock Option Plan (the "Plan"). The Plan authorized the issuance of options to purchase up to two million shares of the Company's Common Stock. On November 7, 2001, the shareholders approved an amendment to the Plan increasing the number of shares in the Plan to three million five hundred thousand shares.

The Plan allows the Board of Directors to grant non-qualified stock options from time to time to employees, officers and directors, and consultants of the Company. The board determines vesting provisions at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

During the fiscal year ended February 28, 2002, the Company issued the following options to directors and former directors, in addition to those itemized in the Summary Compensation Table above, from the Plan:


                                      Date      Number of  Option    Date
                                      Of        Options    Exercise  Of
Grantee              Position         Grant     Granted    Price
Expiration
------------------   ----------      ---------  ---------  -------   ---------
Mark Goldman         Former Director  6/10/2001  50,000     $0.50    6/10/2004
George Knutsson      Director         6/10/2001  50,000     $0.50    6/10/2004
David Saul           Director        10/10/2001 100,000     $1.00    2/28/2004
Henri G DeLauze      Director        10/10/2001 100,000     $1.00    2/28/2004
Of the 50,000 share option granted on June 10, 2001 to Mr. Goldman, the option for 25,000 shares has been cancelled due to vesting provisions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of May 15, 2002, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Officers and Directors of the Company as a Group.

                                    Amount of
Name of                             Beneficial              Percentage
Beneficial Owner                    Ownership               of Class
------------------                 --------------           ----------

MacDougald Family
Limited Partnership                11,133,008  (1)           38.2%
3773 Howard Hughes Pkwy.
Suite 300 N
Las Vegas, NV 89109

Gregory P. Stemm                    2,244,241  (2)            8.1%
3604 Swann Ave
Tampa, FL  33609

John C. Morris                      1,916,229  (3)            6.9%
3604 Swann Ave
Tampa, FL 33609

David A. Morris                       657,253  (4)            2.4%
6522 Bimini Court
Apollo Beach, FL  33572

Michael V. Barton                     243,115  (5)            0.9%
3604 Swann Avenue
Tampa, FL   33609

David J. Saul                         137,500  (6)            0.5%
3604 Swann Ave
Tampa, FL 33609

Henri DeLauze                         137,500  (7)            0.5%
3604 Swann Ave
Tampa, FL 33609

George Knutsson                        62,500  (8)            0.2%
3604 Swann Avenue
Tampa, FL 33609

George Becker                          10,000  (9)            0.0%
3604 Swann Avenue
Tampa, FL   33609

All Officers and Directors
as a group (8 persons)              5,408,338                18.7%

(1) Includes 9,364,008 shares and 1,769,000 shares underlying currently exercisable stock options, beneficially held by MacDougald Family Limited Partnership(MFLP), MacDougald Management, Inc.(MMI), and James E. MacDougald. The limited partners of MFLP are James E. MacDougald, his wife Suzanne M. MacDougald, and two trusts created for the children and grandchildren of Mr. and Mrs. MacDougald. MMI is the general partner of MFLP.

(2) Includes 606,182 shares held of record by Greg and Laurie Stemm, 1,218,059 shares held by Adanic Capital, Ltd., a limited partnership for which Greg Stemm serves as general partner, and 420,000 shares underlying currently exercisable stock options.

(3) Includes 1,471,229 shares held by John Morris, and 445,000 shares underlying currently exercisable stock options.

(4) Includes 307,253 shares held by David A. Morris, 30,000 shares held by Andrew P. Morris and Chad E. Morris his sons who live in the same household, and 320,000 shares underlying currently exercisable stock options.

(5) Includes 49,115 shares held by Michael and Laura Barton, 49,000 shares and 135,000 shares underlying currently exercisable options held by Laura Barton, Mr. Barton's wife, and 10,000 shares underlying a currently exercisable warrant.

(6) Includes 100,000 shares held by David J. Saul and 37,500 shares underlying currently exercisable stock options.

(7) Includes 100,000 shares held by Henri Delauze and 37,500 shares underlying currently exercisable stock options.

(8) Includes 62,500 shares underlying currently exercisable stock options held by George Knutsson.

(9) Includes 10,000 shares underlying currently exercisable stock options held by George Becker.

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

Officer             Note Balance      Accrued Wages    Total Accrued Wages
-----------------   ------------      -------------     -------------------
John C. Morris      $    150,740      $    133,730      $    284,470
Gregory P. Stemm         150,740           137,496           288,236
David A. Morris           75,370            75,405           150,775
                                                        ------------
Total accrued wages forgiven by officers                $    723,481
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

On January 1, 2001, the Company renewed loan agreements with Gregory Stemm and John Morris authorizing each to borrow a maximum of $120,000 from the Company at 8% annual interest compounded quarterly. On October 10, 2001, the loans were revised authorizing borrowing up to $130,000 under the same terms and an additional $20,000 for the exercise of stock options. The loan balances as of February 28, 2002, were $130,206 and $126,034 respectively, including interest. These loans become due on December 31, 2004.

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

On November 2, 1999, James E. Cooke, a shareholder, loaned $30,000 to the Company until December 1, 1999 at 15% interest. The loan was renewed July 31, 2000, and interest accrued at 15% per annum until the note was to become due on December 31, 2000. On November 9, 2000, Mr. Cooke agreed to increase the loan amount by $25,000, and the Company pledged certain marine equipment as security for the loan that now had a balance, of $58,478. The terms of the new loan provided an option to the lender to convert the entire loan balance into stock at the lower of $.50 per share or 110% of the lowest closing bid price for the stock over the 60 calendar days preceding conversion. In addition, Mr. Cooke was issue a warrant entitling him to purchase 60,000 shares of the Company's Common Stock at the purchase price of $0.30 per share. During January and February 2001, Mr. Cooke elected to convert the entire balance of principal and interest, $60,356, into 460,007 shares of Common Stock.

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

On February 28, 2001, the "Company" completed the sale of shares of its Series B Convertible Preferred Stock, Common Stock and Warrants to MacDougald Family Limited Partnership ("MFLP") for $3,000,000 in cash. The sale of securities was made pursuant to a Stock Purchase Agreement dated February 28, 2001. MFLP purchased 850,000 shares of the Company's Series B Convertible Preferred Stock, 864,008 shares of Common Stock and Warrants to purchase an additional 1,889,000 shares of Common Stock. The cash used came from operating funds of MFLP.

Each share of Series B Convertible Preferred Stock purchased by MFLP was convertible into 10 shares of the Company's Common Stock at any time. The holder of the shares of Series B Convertible Preferred Stock was entitled to vote such shares together with the holders of the Company's Common Stock on an "as converted" basis. In addition, the holder of the Series B Convertible Preferred Stock was entitled to elect three members of the Board of Directors, and has special voting rights in connection with specified corporate actions. In the event of a liquidation or dissolution of the Company, the holder of the Series B Convertible Preferred Stock was entitled to an amount equal to $3.50 per share prior to any payments to holders of any other class of stock. Although the Series B Convertible Preferred Stock had no separate dividend provisions, the holder was entitled to receive any dividends paid to holders of Common Stock on an "as converted" basis.

The Warrants issued to MFLP have varying exercise prices and terms. The exercise of all of these warrants would require a total payment of $4,169,000. The following table sets forth the exercise prices, expiration dates and number of shares underlying each class of warrants:


       Exercise Price        Expiration Date       Number of Shares
       --------------        ---------------       ----------------
           $3.00                 2/28/03               722,000
           $2.50                 3/31/02               120,000
           $2.00                 2/28/03               817,000
           $0.30                 2/28/04               230,000

The securities acquired by MFLP represented beneficial ownership of approximately 40.2% of the Company's Common Stock outstanding, assuming the conversion of the preferred stock and exercise of the warrants.

Under the terms of the Stock Purchase Agreement, MFLP received certain rights to require the Company to register the Common Stock purchased and the shares of Common Stock issuable on the conversion or exercise of the Preferred Stock and Warrants for resale under the Securities Act of 1933.

MFLP is a Nevada limited partnership of which MacDougald Management, Inc. ("MMI") is sole general partner. The limited partners include James E. MacDougald, his wife Suzanne M. MacDougald, and two trusts for the benefit of the children and grandchildren of Mr. and Mrs. MacDougald. James E. MacDougald is the President of MMI. Mr. McDougald became Chairman of the Board and a Director of the Company in February 2001.

On October 12, 2001, MFLP delivered a Notice of Conversion to the Company pursuant to which MFLP converted 850,000 shares of Preferred Stock held by MFLP into 8,500,000 shares of Common Stock in accordance with the terms of the Stock Purchase Agreement and the Certificate of Designation. No additional funds were expended by MFLP in connection with its acquisition of the Common Stock. The consideration for the Common Stock was the Preferred Stock tendered by MFLP to the Company.

As a condition and an inducement to MFLP to convert the Preferred Stock, the Company and MFLP executed an Amended and Restated Registration Rights Agreement, dated October 12, 2001 ("Amended and Restated Registration Rights Agreement"), pursuant to which the Issuer granted MFLP up to five demand registration rights. Concurrently with the execution of the Amended and Restated Registration Rights Agreement, the Company and MFLP entered into the

First Amendment to Series B Stock Purchase Agreement, dated October 12, 2001 ("First Amendment to Stock Purchase Agreement"), which eliminated certain of MFLP's rights under the Stock Purchase Agreement. Mr. MacDougald resigned as a director of the Company in October 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit
Number    Description                        Location
-------   -----------                        --------

 3.1      Articles of Incorporation, as      Incorporated by reference to
          amended                            Exhibit 3.1 to the Company's
                                             Annual Report on Form 10-KSB
                                             for the year ended February 28,
                                             2001

 3.2      Bylaws                             Incorporated by reference to
                                             Exhibit 3.2 to the Company's
                                             Annual Report on Form 10-KSB
                                             for the year ended February 28,
                                             2001

 3.3      Designation of Series B            Incorporated by reference to
          Convertible Preferred Stock        Exhibit 3.3 to the Company's
                                             Report on Form 8-K dated
                                             February 28, 2001

10.1      Employment Agreement dated         Filed herewith electronically
          May 22, 2002, with David A.
          Morris

10.2      Employment Agreement dated         Filed herewith electronically
          May 22, 2002, with Greg Stemm

10.3      Employment Agreement dated         Filed herewith electronically
          May 22, 2002, with John C.
          Morris

10.4      Series B Convertible Preferred     Incorporated by reference
          Stock Purchase Agreement           to Exhibit 10.4 to the Company's
                                             Report on Form 8-K
                                             dated February 28, 2001

10.5      1997 Stock Option Plan             Incorporated by reference
                                             to Exhibit 10.6 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the year ended February 28, 2001

10.6      Commercial Lease with              Incorporated by reference to
          Corinthian Custom Homes,           Exhibit 10.6 to the Company's
          Inc. dated January 24, 2001        Annual Report on Form 10-KSB for
                                             the year ended February 28, 2001

10.7 Amended and Restated Registration Filed herewith electronically Rights Agreement with
          MacDougald Family Limited
          Partnership

10.8      First Amendment to Series B        Filed herewith electronically
          Stock Purchase Agreement

23        Consent of Independent Public      Filed herewith electronically
          Accountants


     (b)  Reports on Form 8-K.  None.

                       INDEX TO FINANCIAL STATEMENTS
                      ODYSSEY MARINE EXPLORATION, INC.

                                                                  PAGE

Report of Independent Certified Public Accountants . . . . . . .   F-1

Financial Statements:

    Consolidated Balance Sheet - February 28, 2002 . . . . . . .   F-2

    Consolidated Statements of Operations for the years
      ended February 28, 2002 and February 28, 2001. . . . . . .   F-3

    Consolidated Statements of Changes in Stockholders'
      Equity and Comprehensive Income for the years ended
      February 28, 2002, and February 28, 2001 . . . . . . . . .   F-4

    Consolidated Statements of Cash Flows for the years
      ended February 28, 2002 and February 28, 2001. . . . . . .   F-5 - F-6

    Notes to the Consolidated Financial Statements . . . . . . .   F-7 - F-18

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Board of Directors
Odyssey Marine Exploration, Inc.
Tampa, Florida



We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. and subsidiary as of February 28, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 2002 and February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiary as of February 28, 2002, and the results of their operations and their cash flows for the years ended February 28, 2002 and February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.





/s/ Ferlita, Walsh & Gonzalez, P.A.

FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

May 1, 2002

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2002

ASSETS

CURRENT ASSETS
  Cash                                                         $   857,549
  Advances                                                             270
  Prepaid expenses                                                  10,908
                                                               -----------
          Total current assets                                     868,727

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    385,139
  Accumulated depreciation                                        (156,046)
                                                               -----------
                                                                   229,093
OTHER ASSETS
  Inventory                                                         20,000
  Loans receivable from related parties                            256,240
  Deposits                                                          14,406
                                                               -----------
                                                                   290,646
                                                               -----------
                                                               $ 1,388,466
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $    50,555
  Accrued expenses                                                  17,271
                                                               -----------
            Total current liabilities                               67,826

NOTE PAYABLE TO RELATED PARTY                                       56,144

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
 Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized;  none issued
     and none outstanding                                                -
 Common stock - $.0001 par value; 100,000,000 shares
     authorized; 26,565,536 issued and outstanding                   2,656
  Additional paid-in capital                                     7,646,895
  Accumulated deficit                                           (7,272,555)
                                                               -----------
            Total Stockholders' equity                             376,996
                                                               -----------
                                                               $ 1,388,466
                                                               ===========



The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Year Ended    Year Ended
                                                 February 28,  February 28,
                                                    2002          2001
                                                 -----------   -----------

REVENUES                                         $     9,975   $         -

OPERATING EXPENSES
 Project development                                 169,316       171,373
 Project operations                                  782,957       640,743
 Marketing and promotion                              25,474        52,520
                                                 -----------   -----------
 Total operating expenses                            977,747       864,636

GENERAL AND ADMINISTRATIVE EXPENSES                  655,595       752,330
                                                 -----------   -----------
(LOSS) FROM OPERATIONS                            (1,623,367)   (1,616,966)

OTHER INCOME OR (EXPENSE)
  Income from debt forgiveness                             -       723,481
  Gain(Loss) on sale of marketable securities        (29,213)      189,479
  Interest income                                     65,705        23,456
  Interest expense                                    (5,760)      (93,656)
  Other income(expense)                                  532       (11,436)
Total other income                               -----------   -----------
 or (expense)                                         31,264       831,324
                                                 -----------   -----------
NET(LOSS)                                         (1,592,103)     (785,642)
                                                 ===========   ===========

(BASIC AND DILUTED LOSS PER SHARE)               $     (0.08)  $     (0.06)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding                   21,159,510    13,353,009















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME


                                                                            Accumul-
                                                                 Addi-      ated Un-
                                                                 tional     realized                Comprehen-
                           Preferred Stock     Common Stock      Paid-In    Loss in    Accumulated     sive
                           Shares   Amount    Shares    Amount   Capital    Investment  (Deficit)     Income
                          --------- ------  ----------  ------  ----------  ---------- -----------  -----------
Balance at
February 29,2000           190,000     19   11,134,777  $1,113  $3,097,618  $  (4,200) $(4,894,810) $(1,135,356)

Preferred stock
 issued for cash           850,000     85                        2,723,104
Preferred stock
 converted to common      (190,000)   (19)     712,500      71         (52)
Common stock issued
 For cash                                    2,801,919     280     794,031
 For services                                1,514,000     151     275,600
 For accrued expenses                          285,606      29     132,471
 For conversion of debt                      1,416,734     142     424,908
Net change in unrealized
 loss on securities
 available for sale                                                           (14,260)                  (14,260)
Net loss for the year
 ended February 28, 2001                                                                  (785,642)    (785,642)
Balance at               ---------  -----   ----------  ------  ----------  ---------  -----------  -----------
 February 28, 2001         850,000  $  85   17,865,536  $1,786  $7,447,680  $ (18,460) $(5,680,452) $  (799,902)

Preferred stock
 converted to common      (850,000)   (85)   8,500,000     850        (765)
Common stock issued
 for cash                                      200,000      20     199,980
Net change in unrealized
 loss on securities
 available for sale                                                            18,460                    18,460
Net loss for the year
 ended February 28, 2002                                                                (1,592,103)  (1,592,103)
Balance at               ---------  -----   ----------  ------  ----------  ---------  -----------  -----------
 February 28, 2002               -      -   26,565,536  $2,656  $7,646,895  $       -  $(7,272,555) $(1,573,643)
                         =========  =====   ==========  ======  ==========  ========== ===========  ===========















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended    Year Ended
                                                February 28,  February 28,
                                                    2002          2001
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)                                      $(1,592,103)  $  (785,642)
Adjustments to reconcile net loss to net
 cash used by operating activity:
  Depreciation                                        72,324        34,877
  Common stock issued for services                         -       283,250
  Finance charge added to note                             -         7,500
  Loss(gain)on marketable securities                  29,213      (189,479)
  Loss of disposal of equipment                            -         4,057
  Income from debt forgiveness                             -      (723,481)
  Interest income                                    (19,140)      (23,872)
  Interest expense                                     7,322        65,859
(Increase)decrease in:
  Advances, prepaids, deposits                        (3,778)      (11,561)
Increase (decrease) in:
  Accounts payable                                   (10,344)     (123,714)
  Accrued expenses                                  (106,231)      119,586
                                                 -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES             (1,622,737)   (1,342,620)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (97,301)     (162,315)
                                                 -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                (97,301)     (162,315)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Related party loans                                (80,600)            -
  Proceeds from:
   Related party loans                                25,000         5,000
   Loans from others                                       -        75,000
   Issuance of common stock                          200,000       794,341
   Issuance of preferred stock                             -     2,723,189
   Issuance of revenue participation certificates          -        62,500
   Sale of marketable securities                           -       348,048
  Repayment of notes                                       -      (117,101)
                                                 -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            144,400     3,890,947
                                                 -----------   -----------
NET INCREASE(DECREASE)IN CASH                     (1,575,638)    2,386,012
CASH AT BEGINNING OF YEAR                          2,433,187        47,175
                                                 -----------   -----------
CASH AT END OF YEAR                              $   857,549   $ 2,433,187
                                                 ===========   ===========
SUPPLEMENTARY INFORMATION:
 Interest paid                                    $        -    $   88,418
 Income taxes paid                                         -             -



The accompanying notes are an integral part of these financial statements.

SUMMARY OF SIGNIFICANT NON CASH TRANSACTIONS

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

In January 2001, two noteholders elected to convert $119,521 of principal and $21,012 of accrued interest into 774,055 shares of Common Stock. Three officers were issued 1,250,000 shares of Common Stock for notes receivable in the amount of $143,750, and a consultant was issued 60,606 shares of Common Stock for $20,000 of accounts payable. Also, during January, three officers who were owed a total of $723,481 of previously accrued but unpaid compensation, agreed to forgive the indebtedness from the Company.

During December 2000, five holders of the Company's Series A Preferred Stock elected to convert into 262,500 shares of Common Stock valued at $105,000.

During the quarter ended November 30, 2000, five unrelated accredited investors who purchased shares through the private placement, which was closed in July 2000, were issued 757,911 additional shares pursuant to the terms of the private placement. Additionally, 120,000 shares of Series A Preferred Stock were surrendered and converted into 450,000 shares of Common Stock, and two subcontractors who provided services valued at $47,000 on the Republic project were issued 94,000 shares of Common Stock for services.

During August 31, 2000, two subcontractors who provided services valued at $80,000 on the Republic project, were compensated by the issuance of 160,000 shares of Common Stock.

During May, 2000, a director who was owed $105,000 of accrued expenses, $132,131 of notes, and $8,256 of accrued interest assigned the entire amount owed to an unrelated third party who was issued 490,774 shares of Common Stock for converting the entire amount due. Also, a related party who was owed $68,894 of principal and $6,880 of accrued interest on a note converted the entire amount into 151,548 shares of Common Stock. A consultant owed $5,000 for services received 10,000 shares of Common Stock as payment for the services.









The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

ORGANIZATION

Odyssey Marine Exploration, Inc. was incorporated March 5, 1986, as a Colorado corporation named Universal Capital Corporation, Inc. On August 8, 1997 Odyssey Marine Exploration, Inc. (the "Company"), completed the acquisition of 100% of the outstanding Common Stock of Remarc International, Inc. ("Remarc") in exchange for the Company's Common Stock in a reverse acquisition. On September 7, 1997, the Company changed its domicile to Nevada and its name was changed to Odyssey Marine Exploration, Inc.

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

For accounting purposes the acquisition has been treated as a re-capitalization of Remarc, with Remarc as the acquirer (reverse acquisition). The historical financial statements prior to August 8, 1997 are those of Remarc.

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

Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Marketable Securities

Marketable securities owned by the company are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Restricted shares of securities are carried at estimated fair market values (50% of quoted price).

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets' estimated useful lives.

Investment in Affiliate

The Company owns 24.5% of the Common Voting Stock and 55% of the Preferred Non-Voting Stock of Pesquisas Arqueologicas Maritimas, S.A. (Pesqamar). Pesqamar, a Brazilian S/A, was formed to research, locate and salvage a shipwreck. In August of 1995, Pesqamar and Salvanav S.A., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS conducted all operations on the shipwreck project until April of 1999 when a bifurcation agreement between the parties ended the operation of CONPAS. The sought after shipwreck has not been identified to date and the permit to continue searching for the shipwreck through Pesqamar expired on July 18, 2001. The bifurcation agreement between Pesqamar and Salvanav specifies terms regarding continuing operations until April 26, 2004, and the Company believes the permit would likely be reinstated if applied for prior to further operations.

The search phase expenses have been charged to operations as project expenses, therefore no investment in Pesqamar is reflected in these financial statements.

Organization Costs

Organization costs have been amortized, using the straight-line method, over a period of 60 months.

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

At February 28, 2002, and February 28, 2001, potential common shares were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect on EPS. At February 28, 2002, there were options for 1,407,564 shares and warrants for 315,000 shares that were exercisable between $0.30 and $1.00 per share which were thus excluded from the computation of diluted EPS. On February 28, 2002, and February 28,2001, all of the other exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

Deferred income taxes are provided for the temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

NOTE D - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in one financial institution. The Federal Deposit Insurance Corporation insures up to $100,000. At February 28, 2002 and February 28, 2001, the Company's uninsured cash balance was approximately $772,000 and $2,400,000, respectively.

NOTE E - MARKETABLE SECURITIES

Marketable securities held by the Company as of February 28, 2002, consist of 228,824 shares of common stock of Affinity International Marketing, Inc. (formerly Treasure & Exhibits International,Inc.)("AIMI") common stock. The Company is attempting to collect a judgment from an individual who guaranteed a "put" on the shares, however trading in the shares on the OTC bulletin board has been stopped and Odyssey has written off the shares. The Company received the AIMI shares as partial payment of a commission earned on the sale of an artifact collection and in settlement of an account receivable in the first quarter of the year ended February 28, 1999.

In writing off the AIMI stock, the Company had an unrealized gain for the year ending February 28, 2002, of $14,260, which is reflected as an adjustment to stockholders' equity and included in the comprehensive loss shown on the Company's financial statements. The Company then recorded a realized loss on the write off in the amount of $29,213, which was the original cost basis of the shares before taking unrealized losses to reflect then realizable values.

NOTE F - PROPERTY AND EQUIPMENT

At February 28, 2002 Property and Equipment consist of:

                                                  Accumulated
                                     Original    Depreciation/    Book
         Class                         Cost      Amortization     Value
------------------------------     ------------  ------------  ------------
Computers and Peripherals          $    57,601   $    23,859   $    33,742
Furniture and Office equipment          31,257         9,483        21,774
Marine survey equipment                296,281       122,704       173,577
                                   -----------   -----------   -----------
                                   $   385,139   $   156,046   $   229,093
                                   ===========   ===========   ===========
NOTE G - INVENTORY

The Company's inventory consists of a collection of 748 raw emeralds recovered from the 1656 shipwreck of the Nuestra Senora de al Maravilla salvaged by

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVENTORY - Continued

Seafinders, Inc. in 1972. The emeralds range in size from 0.5 to 17.5 carat weight and each is accompanied by a "Treasure Certificate" explaining the origin of the item. The Company received these items as partial compensation for services rendered during the year ended February 28, 1999, in a transaction wherein the inventory was assigned a value of $20,000. Due to the uncommon nature of the items, and the difficulty an appraiser would have in finding comparable sales, the Company does not believe that it can obtain a meaningful third party appraisal, and therefore, has not sought an independent appraisal of the goods.

NOTE H - LOANS RECEIVABLE FROM RELATED PARTIES

On October 10, 2001, the Company revised the terms of loan agreements with two of its officers authorizing each to borrow on commercial terms a maximum of $130,000 from the Company at 8% annual interest compounded quarterly and an additional $20,000 for the exercise of stock options. The loan balances, which become due on December 31, 2004, were $130,206 and $126,034 respectively. Accrued interest in the amount of $29,840 and $31,213 are reflected in this caption. (See NOTE R - SUBSEQUENT EVENTS)

NOTE I - ACCRUED EXPENSES

Accrued expenses at February 28, 2002, consist of:
   Payroll tax                                                         376
   Consulting                                                        1,500
   Travel expense                                                   10,257
                                                               -----------
                                                               $    12,133
                                                               ===========
NOTE J - NOTE PAYABLE TO RELATED PARTY

Notes payable to related party at February 28, 2002, consist of:

   Unsecured 10% note payable to the family member of
     an officer due April 1, 2003. The note can be
     converted to Common Stock for $0.50 per share.            $    56,144
                                                               ===========

NOTE K - SALE OF REVENUE PARTICIPATION CERTIFICATES

The Company has sold through private placements of Revenue Participation Certificates ("RPCs") the right to share in future revenues of the Company derived from the Cambridge or Republic projects.

Each $50,000 convertible Cambridge RPC entitles the holder to receive a percentage of the gross revenue received by the Company from the "Cambridge Project", which are defined as all cash proceeds payable to the Company as a result of the Cambridge Project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by the Company to finance the project are excluded from gross revenue.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - SALE OF REVENUE PARTICIPATION CERTIFICATES - continued

As of April 30, 1999, when the offering was closed, the Company sold $825,000 of a maximum of $900,000 of the Cambridge RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 - 35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge project.

Distributions will be made to each certificate holder within 15 days from the end of each quarterly reporting period in which the Issuer receives any cash proceeds from, or as a result of, the Cambridge Project. The Cambridge RPC units constitute restricted securities.

In a private placement, which closed in September 2000, the Company sold "units" comprised of Republic Revenue Participation Certificates, and Common Stock. Each $50,000 "unit" entitled the holder to 1% of the gross revenue generated by the Republic project, and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to the Issuer as a result of the Republic project, excluding funds received by the Issuer to finance the project.

When the offering was closed, in September 2000, a total of five $50,000 units consisting of one Republic RPC and 100,000 shares of Common Stock had been sold, and the cost of each unit was allocated as $37,500 for the stock and $12,500 for the RPC. Therefore, a total of $62,500 was reflected on the books as deferred income from the sale of Republic Revenue Participation Certificates.

As of February 28, 2002, the Company had sold, in total, $887,500 of RPCs, which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method.

NOTE L - PREFERRED STOCK

The Company was initially authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in series from time to time with such rights, designations, preferences and limitation as the Board of Directors of the Company may determine by resolution.

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

As of February 28, 2002, the Company had authorized 510,000 shares of $.0001 par value Series A Convertible Preferred Stock and none outstanding.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - PREFERRED STOCK - continued

Series B Preferred Stock

On December 27, 2000, the Company established a series of Preferred Stock known as "Series B Convertible Preferred Stock"("Series B Preferred Stock"), having a par value of $.0001 per share and an authorization of 850,000 shares.

Each share of Series B Convertible Preferred Stock was convertible into 10 shares of the Company's Common Stock at any time.

On October 10, 2001, the holder of 850,000 shares of Series B Preferred Stock converted all of the shares issued and outstanding into 8,500,000 shares of Common Stock. In accordance with the certificate of designation for the Series B Convertible Preferred Stock, the converted shares were then restored to the status of authorized but un-issued shares of Preferred Stock of the Corporation, without designation as to series, and may thereafter be issued.

NOTE M - COMMON STOCK OPTIONS AND WARRANTS

The Company adopted the 1997 Stock Option Plan on September 8, 1997. Under the terms to the plan, non-statutory options to purchase Common Stock are granted to employees, consultants and non-employee directors at not less than 100% of the fair market value of the shares on the date of grant or the par value thereof whichever is greater. Options currently expire no later than 4 years from the date of grant and are fully vested in two years or less. The cumulative number of shares which may be subject to options issued and outstanding pursuant to the plan is limited to 3,500,000 shares. Additional information with respect to the plan's stock option activity is as follows:

                                           Number of      Weighted Average
                                            Shares         Exercise Price
                                          ----------     -----------------
Outstanding at February 28, 2000           1,655,500             $2.23
  Granted                                    344,500             $0.35

  Exercised                                   50,000             $0.30
  Cancelled                                        -                 -
                                          ----------
Outstanding at February 28, 2001           1,950,000             $1.95
  Granted                                    860,000             $0.83
  Exercised                                        -                 -
  Cancelled                                   74,500             $0.39
                                          ----------
Outstanding at February 28, 2002           2,735,500             $1.64
                                          ==========     =================
Options exercisable at
 February 28, 2001                         1,950,000             $1.95
                                          ==========     =================

Options exercisable at
 February 28, 2002                         2,085,500             $1.87
                                          ==========     =================

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMON STOCK OPTIONS AND WARRANTS - Continued

The following tables summarize information about stock options outstanding and exercisable at February 28, 2002:

                                Stock Options Outstanding
                    --------------------------------------------------
                                    Weighted Average
                      Number of        Remaining          Weighted
    Range of           Shares         Contractual          Average
 Exercise Prices     Outstanding     Life in Years      Exercise Price
----------------    ------------    ----------------    --------------
  $0.30 - $0.50        630,000            2.5               $0.41
  $1.00 - $1.50        847,500            2.9               $1.13
      $2.00            515,000            1.0               $2.00
  $3.00 - $4.00        743,000            1.0               $3.01
                    ------------
                     2,735,500            2.7               $1.64
                    ============


The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees)in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options equals or exceeds the market price of the Company's common stock on the date of grant. If under Financial Accounting Standards Board Statement No. 123(Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the following pro forma amounts:

                                             2002           2001
                                         -----------    -----------
Net (loss):
  As reported                            $(1,592,103)   $  (785,642)
  Pro forma                              $(1,660,303)   $  (836,537)

Basic and diluted(loss) per share:
  As reported                            $     (0.08)   $     (0.06)
  Pro forma                              $     (0.08)   $     (0.06)

The weighted average estimated fair value of stock options granted during the years ended February 28, 2002 and 2001 was $0.62 and $0.26 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended February 28:

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMON STOCK OPTIONS AND WARRANTS - Continued

                                            2002           2001
                                          -------        -------
Risk-free interest rate                        4%             5%
Expected volatility of common stock          324%           214%
Dividend Yield                                 0%             0%
Expected life of options                  4 years        4 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded option, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

The Company has issued warrants to six individuals in connection with loans made to the Company and has issued warrants to fourteen individuals who purchased the Company's Series A Preferred Stock, and one limited liability company that purchased the Company's Series B Preferred Stock. Warrants exercisable at February 28, 2002 are as follows:

                            Price
         Warrants         per Share        Expiration Date
       ----------         ---------        --------------------------------
          190,000         $    3.50        7/31/02
           20,000              3.00        4/30/02
          722,000              3.00        2/28/03
           11,000              3.00        Two years from the date the loan
                                            is paid in full
          640,000              2.50        3/31/02
          110,000              2.50        6/30/02
           95,000              2.00        7/31/02
           35,000              2.00        8/31/02
           15,000              2.00        1/06/03
          862,500              2.00        2/28/03
           21,500              2.00        Two years from the date the loan
                                            is paid in full
           25,000              0.68        5/01/03
           60,000              0.30        2/28/03
          230,000              0.30        2/28/04
       ----------
        3,037,000
       ==========

NOTE N - COMPREHENSIVE LOSS

During Fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) The Company has included comprehensive income in the financial

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - COMPREHENSIVE LOSS - Continued

statements for the year ended February 28, 2002 and comprehensive loss for the year ended February 28, 2001. The comprehensive income and losses resulted entirely from the unrecognized gains and losses on the value of marketable securities held by the Company as detailed in Note E.

NOTE O - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences that give rise to the deferred tax asset are the Company's net operating loss carry forward and accounts payable and accrued expenses due to using modified cash basis for tax reporting purposes.

The Company has a net operating loss carry forward of approximately $6,800,000 that is available to offset future regular taxable income. The carry forward will expire in various years ending through the year 2022. Because of the Company's net cumulative losses and the uncertainty of being able to utilize the deferred tax asset, the Company recorded a valuation allowance of 100% of the deferred tax asset.

NOTE P - COMMITMENTS AND CONTINGENCIES

Offices

On January 24, 2001, the Company entered into a lease agreement for approximately 3,000 square feet of office space for the period beginning February 1, 2001, and ending January 31, 2003. Rent payments for the year ended February 28, 2002 were $44,790, and rent payments will be $41,057 from then until the expiration of the lease on January 31, 2003.

Industry Related Risks

Although the Company has access to a substantial amount of research and data which has been compiled regarding the shipwreck business, the quality and reliability of such research and data, like all research and data of its nature, is unknown. Even if the Company is able to plan and obtain permits for it's projects, there is a possibility that the shipwreck may have been salvaged, or may not have had anything of value on board at the time of the sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that the Company's rights to the recovered objects will be challenged by others, including both private parties and governmental entities, asserting conflicting claims. Finally, even if the Company is successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale as the market for such objects is very uncertain.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - GOING CONCERN CONSIDERATION

The Company has incurred net losses of $7,272,555 since inception, and will not generate revenue until it is successful at locating one or more of it's target shipwrecks and bringing the find to sale or otherwise generating revenue. These factors caused the Company's auditors to consider whether the Company could continue as a going concern.

As of February 28, 2002, the Company had working capital of $800,901 as indicated by current assets exceeding current liabilities, and will need to raise additional capital to fund it's operations during the next twelve months. The Company intends to conduct private placements of debt or equity to finance future search operations on one or more shipwreck projects, and to begin recovery operations on a shipwreck believed to be the HMS Sussex.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE R - SUBSEQUENT EVENTS

On February 18, 2002, the Company entered into a Memorandum of Agreement for the purchase of a marine survey vessel for $1,200,000 and placed a purchase deposit of $100,000 with the owner in anticipation of mobilization and the start of project operations. On March 31, 2002, the Company rescinded it's offer to purchase the vessel, and the deposit was subsequently released to the owner. The Company has expensed the lost deposit as project operations expense for the year ended February 28, 2002.

During March 2002, the Company organized a wholly owned Bermuda Corporation named Odyssey Explorer, Ltd., to be used for the purpose of holding the Company's marine assets and conducting certain marine operations.

During May 2002, the Company completed a private placement and raised $1,000,000 of which $600,000 is allocated to a shipwreck search project to be conducted during May through August 2002, with the balance available for general corporate overhead.

                                 SIGNATURES





     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      ODYSSEY MARINE EXPLORATION, INC.

Dated: May 28, 2002                   By:/s/ John C. Morris
                                         John C. Morris, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                         DATE


/s/ John C. Morris         President and Chairman              May 28, 2002
John C. Morris


/s/ Gregory P. Stemm       Vice President and Director         May 28, 2002
Gregory P. Stemm


/s/ Michael V. Barton      Chief Financial Officer             May 28, 2002
Michael V. Barton


/s/ David A. Morris        Secretary and Treasurer             May 28, 2002
David A. Morris            (Principal Accounting Officer)


/s/ Henri G. DeLauze       Director                            May 27, 2002
Henri G. DeLauze


/s/ George Knutsson        Director                            May 28, 2002
George Knutsson


/s/ David J. Saul          Director                            May 26, 2002
David J. Saul