Form 10QSB
period 2002-05-31
ODYSSEY MARINE EXPLORATION INC
filed 2002-07-15
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 2002

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

                  [ X ]  Yes          [   ]  No

As of June 30, 2002, the Registrant had 27,395,536 shares of Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                    INDEX

Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     May 31, 2002 ..............................................      3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended May 31, 2002 and 2001.........................      4

     Unaudited Consolidated Statements of Cash Flows, Three
     Months Ended May 31, 2002 and 2001..........................   5 - 6

     Notes to Consolidated Financial Statements..................     7

Item 2. Management's Plan of Operation...........................   8 - 9

Part II: Other Information

     Item 1.  Legal Proceedings..................................     9

     Item 2.  Change in Securities...............................     9

     Item 3.  Defaults Upon Senior Securities....................     9

     Item 4.  Submission of Matters to a Vote
              of Security Holders................................     9

     Item 5.  Other Information..................................     9

     Item 6.  Exhibits and Reports on Form 8-K...................     9

Signatures ......................................................    10

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2002- Unaudited

ASSETS

CURRENT ASSETS
  Cash                                                         $ 1,337,618
  Advances                                                           3,019
  Prepaid Expenses                                                  68,540
                                                               -----------
          Total current assets                                   1,409,177

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    395,014
  Accumulated depreciation                                        (175,190)
                                                               -----------
                                                                   219,824
OTHER ASSETS
  Loans receivable from related parties                            261,407
  Inventory                                                         19,692
  Deposits                                                          45,206
                                                               -----------
                                                                   326,305
                                                               -----------
                                                               $ 1,955,306
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $   138,940
  Accrued expenses                                                  30,872
                                                               -----------
            Total current liabilities                              169,812

NOTES PAYABLE TO RELATED PARTY                                      56,144

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
  Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
  Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized;  none issued
     and none outstanding                                                -
  Common stock - $.0001 par value; 100,000,000 shares
     authorized; 27,395,536 issued and outstanding                   2,739
  Additional paid-in capital                                     8,688,112
  Accumulated deficit                                           (7,849,001)
                                                               -----------
            Total stockholders' equity                             841,850
                                                               -----------
                                                               $ 1,955,306
                                                               ===========



The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                 Three Months Ended May 31,
                                                     2002          2001
                                                 -----------    -----------

OPERATING EXPENSES
 Project development                                   1,874         42,136
 Project operations                                  265,515        411,651
 Marketing and promotion                              20,367         39,233
                                                 -----------    -----------
 Total operating expenses                            287,756        493,020

GENERAL AND ADMINISTRATIVE EXPENSES                  296,071        125,934
                                                 -----------    -----------
(LOSS)FROM OPERATIONS                               (583,827)      (618,954)

OTHER INCOME OR (EXPENSE)
 Interest income                                       8,796         27,173
 Interest expense                                     (1,415)        (1,560)
                                                 -----------    -----------
 Total other income or (expense)                       7,381         25,613
                                                 -----------    -----------
NET LOSS                                         $  (576,446)   $  (593,341)
                                                 ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                              -          8,466
                                                 -----------    -----------

COMPREHENSIVE LOSS                               $  (576,446)   $  (601,807)
                                                 ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)               $     (0.02)   $     (0.03)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding                   26,608,140     17,865,536















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                 Three Months Ended May 31,
                                                     2002          2001
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income(Loss)                               $  (576,446)   $  (593,341)
Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                        19,144         16,949
  Compensation expense of non-statutory options       26,300              -
  Interest income                                     (5,167)        (4,604)
  Interest expense                                     1,415          1,559
(Increase)decrease in:
     Advances, prepaids, deposits                    (91,181)       (24,700)
     Inventory                                           308              -
Increase(decrease) in:
     Accounts payable                                 88,385        (11,718)
     Accrued expenses                                 12,186         35,267
                                                 -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES              (525,056)      (580,588)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (9,875)       (77,181)
  Increase in loans receivable                             -        (48,600)
                                                 -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES               (9,875)      (125,781)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
     Issuance of common stock                      1,015,000              -
                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          1,015,000              -
                                                 -----------    -----------

NET INCREASE(DECREASE)IN CASH                        480,069       (706,369)

CASH AT BEGINNING OF PERIOD                          857,549      2,433,187
                                                 -----------    -----------
CASH AT END OF PERIOD                            $ 1,337,618    $ 1,726,818
                                                 ===========    ===========
SUPPLEMENTARY INFORMATION:
 Interest paid                                   $         -    $         -
 Income taxes paid                               $         -    $         -








The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Summary of significant non cash transactions:

During the quarter ended May 31, 2002, two unrelated parties exercised non statutory stock options resulting in non cash expense of $26,300 due to the difference in fair market value and the option exercise price on the date of exercise of the options.

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiary have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended February 28, 2002.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of May 31, 2002, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended May 31, 2002, are not necessarily indicative of the results that may be expected for the year ended February 28, 2003.

NOTE B COMMITMENTS AND CONTINGENCIES

On April 29, 2002, the Company entered into a Time Charter Agreement for utilization of a vessel on the Bavaria project. At May 31, the Company was liable for approximately $101,200 to complete the charter contract obligation and had paid an advance deposit of $30,800 to be applied to the final invoice from the vessel owners.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

Forward-Looking Information

This Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Plan of Operation

In the long term, the Company expects to derive substantially all of its revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas, and potentially, through the operation of exhibits and/or themed attractions. Therefore, until the Company is successful in acquiring and marketing artifacts and/or cargoes or opening exhibits or themed attractions, it will be dependent upon investment capital to meet its cash flow requirements. To date, the Company has conducted private placements of debt, equity and project specific revenue participation to meet its financial obligations. During the next twelve months, the Company anticipates spending approximately $80,000 per month to pay salaries and general office expense.

Operationally, the Company is planning to conduct search operations on the Bavaria and Republic Projects and to conduct recovery operation on the HMS Sussex Project. Additionally, the Company plans to investigate exhibit and attraction opportunities.

Bavaria Search Expedition

The Company has budgeted $600,000 for the Bavaria search expedition which began April 29, 2002. The side scan survey project is expected to be concluded during July or August 2002. If the shipwreck is located, the Company anticipates that recovery operations will begin as soon as the archeological excavation plan is complete, the necessary recovery funds have been secured and the required vessel and equipment can be mobilized. The Company believes that it will not need permits or licenses to begin recovery operations, and currently has no partners or revenue sharing obligation for proceeds that might be realized if a recovery is successful on this project.

The funds necessary for this search operation were raised in a $1 million private placement of equity and warrants, which was concluded in May 2002. The balance of the private placement funds has been allocated to pay administrative and general overhead expense.

Republic Search Expedition

The Company has budgeted $350,000 to complete the Republic Project search. Whether or not the Company will be required to raise additional funding to complete the Republic search will depend on the amount of money spent on the Bavaria Project, the potential exercise of outstanding options and/or warrants and the method and amount of any potential funding raised in conjunction with the Sussex recovery project.

HMS Sussex Recovery Project

The Company is currently in the process of concluding its negotiations with the United Kingdom Ministry of Defence for a license to recover a shipwreck the Company believes to be HMS Sussex. Although management believes that it will obtain this license, there is no assurance it will be obtained.

Upon signing the License Agreement, the Company will be required to submit a Project Plan detailing, among other things, its proposed methods for the exploration of the shipwreck and for the conservation, documentation and curation of any artifacts that may be retrieved. A substantial portion of the Project Plan has been completed in anticipation of receiving the License, and the Company plans to submit it to the Ministry of Defence shortly after signing the License Agreement.

The Company plans to begin the exploration as soon as the Project Plan is approved, financing can be arranged and the appropriate vessel, equipment and personnel are retained.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities.

During the three month period ended May 31, 2002, the Company raised $1,000,000 from 27 accredited investors in a private offering of Common Stock and warrants. A total of 800,000 shares and 800,000 warrants were sold. Each warrant is exercisable to purchase one share of common stock at $2.50 per share through May 15, 2005. The securities were sold pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933. The Company filed a Form D with the SEC concerning this offering. The investors were provided with a private placement memorandum with information regarding the Company and their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

None.


Page 9
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ODYSSEY MARINE EXPLORATION, INC.


Date: July 15, 2002             By:/s/ Michael V. Barton
                                   Michael V. Barton, Chief Financial Officer
                                   and Authorized Officer