Form 10QSB
period 2002-08-31
ODYSSEY MARINE EXPLORATION INC
filed 2002-10-11
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2002

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

                       [ X ]  Yes          [   ]  No

As of September 30, 2002, the Registrant had 27,430,087 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]












                                     INDEX

Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     August 31, 2002............................................        3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended August 31, 2002, and 2001.....................        4

     Unaudited Consolidated Statements of Operations, Six
     Months Ended August 31, 2002, and 2001.....................        5

     Unaudited Consolidated Statements of Cash Flows, Six
     Months Ended August 31, 2002, and 2001.....................   6 -  7

     Notes to Consolidated Financial Statements.................   8 - 10

Item 2. Management's Plan of Operation..........................  10   12

Item 3. Controls and Procedures.................................       13


Part II: Other Information......................................       13

     Item 1.  Legal Proceedings.................................       13

     Item 2.  Change in Securities..............................       13

     Item 3.  Controls and Procedures............... ...........       13

     Item 4.  Defaults Upon Senior Securities...................       13

     Item 5.  Submission of Matters to a Vote
              of Security Holders...............................       13

     Item 6.  Other Information.................................       13

     Item 7.  Exhibits and Reports on Form 8-K..................       13

Signatures .....................................................       14

Certifications .................................................       15

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 2002 - Unaudited

ASSETS
CURRENT ASSETS
  Cash                                                         $   696,322
  Advances                                                              20
  Prepaid expense                                                   60,708
                                                               -----------
          Total current assets                                     757,050

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    414,441
  Accumulated depreciation                                        (194,964)
                                                               -----------
                                                                   219,477
OTHER ASSETS
  Loans receivable from related parties                            266,678
  Inventory                                                         19,692
  Deposits                                                          14,406
                                                               -----------
                                                                   300,776
                                                               -----------
TOTAL ASSETS                                                   $ 1,277,303
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $   104,052
  Accrued expenses
                                                                    25,595
  Note payable to related party                                     56,144
                                                               -----------
            Total current liabilities                              185,791

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
  Preferred stock - $.0001 par value; 9,300,000 shares
     authorized, none outstanding                                        -
  Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized; none issued
     and none outstanding                                                -
  Common stock - $.0001 par value; 100,000,000 shares
     authorized; 27,430,087 issued and outstanding                   2,743

Additional paid-in capital                                       8,724,358
  Accumulated deficit                                           (8,523,089)
                                                               -----------
            Total stockholders' equity                             204,012
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,277,303
                                                               ===========


   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                    Three Months Ended
                                                         August 31,
                                                    2002           2001
                                                -----------    -----------

OPERATING EXPENSES
 Project development                                  1,052         53,248
 Project operations                                 337,826        139,202
 Marketing and promotion                             25,520         17,077
                                                -----------    -----------
 Total operating expenses                           364,398        209,527

GENERAL AND ADMINISTRATIVE EXPENSES                 316,702        136,328
                                                -----------    -----------
(LOSS) FROM OPERATIONS                             (681,100)      (345,855)

OTHER INCOME OR (EXPENSE)
 Interest income                                      8,427         17,540
 Interest expense                                    (1,415)        (1,415)
 Other                                                    -             59
                                                -----------    -----------
 Total other income or (expense)                      7,012         16,184
                                                -----------    -----------

NET LOSS                                        $  (674,088)   $  (329,671)
                                                ===========    ===========

COMPREHENSIVE LOSS                              $  (674,088)   $  (329,671)
                                                ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)              $     (0.03)   $     (0.02)

Weighted average number of common
 shares and potential common shares,
 basic and diluted outstanding.                  26,818,562     17,865,536














   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                     Six Months Ended
                                                         August 31,
                                                    2002           2001
                                                -----------    -----------

OPERATING EXPENSES
 Project development                            $     2,970    $    95,384
 Project operations                                 593,299        550,853
 Marketing and promotion                             46,388         56,310
                                                -----------    -----------
 Total operating expenses                           642,657        702,547

GENERAL AND ADMINISTRATIVE EXPENSES                 622,270        262,262
                                                -----------    -----------
(LOSS)FROM OPERATIONS                            (1,264,927)      (964,809)

OTHER INCOME OR (EXPENSE)
  Interest income                                    17,223         44,713
  Interest expense                                   (2,830)        (2,975)
  Other                                                   -            (59)
                                                -----------    -----------
 Total other income or (expense)                     14,393         41,797
                                                -----------    -----------
NET LOSS                                        $(1,250,534)   $  (923,012)
                                                ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                             -          8,466
                                                -----------    -----------
COMPREHENSIVE LOSS                              $(1,250,534)   $  (931,478)
                                                ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)              $     (0.05)   $     (0.05)


Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding.                 26,818,562     17,865,536













   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                      Six Months Ended
                                                         August 31,
                                                    2002          2001
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                              $(1,250,534)   $  (923,012)
Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                       38,918         34,973
  Compensation expense of non-statutory options      27,550              -
  Common stock issued for services                    5,000              -
  Interest income   related parties                 (10,438)        (9,336)
  Interest expense   related party                    2,830          2,353
  Inventory shrinkage                                   308              -
(Increase)in advances, prepaids, deposits           (49,550)       (19,123)
Increase (decrease) in:
     Accounts payable                                58,497        (27,492)
     Accrued expenses                                14,494       (108,021)
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES           (1,162,925)    (1,049,658)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (29,302)       (83,819)
  Increase in loans receivable                            -        (48,600)
                                                 ----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES             (29,302)      (132,419)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          1,031,000              -
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         1,031,000              -
                                                 ----------    -----------

NET (DECREASE)IN CASH                              (161,227)    (1,182,077)

CASH AT BEGINNING OF PERIOD                         857,549      2,433,187
                                                -----------    -----------
CASH AT END OF PERIOD                           $   696,322    $ 1,251,110
                                                ===========    ===========









   The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

SUPPLEMENTARY INFORMATION:

 Interest paid                                  $         -              -
 Income taxes paid                              $         -              -

Summary of significant non-cash transactions:

During the quarter ending August 31, 2002, a related party exercised a non-statutory stock option resulting in non-cash compensation expense of $1,250. As partial payment on this option an accrued expense account due to the related party was satisfied in the amount of $9,000. Also, an unrelated party elected under the terms of a consulting agreement with the Company, to receive 9,550 shares of restricted common stock in satisfaction of services valued at $5,000 and payment toward an account receivable of $5,000 due from the Company.

During the quarter ended May 31, 2002, two unrelated parties exercised non-statutory stock options resulting in non-cash consulting expense of $26,300.

During the quarter ended May 31, 2001, a note to a related party was renewed. The original principal amount of $48,821 and accrued interest of $7,323 were combined in a new note in the principal amount of $56,144 bearing interest at 10% per annum. The due date was extended to March 31, 2003.






























The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of August 31, 2002, results of operations, and cash flows for the interim periods presented. Operating results for the three months, and six months ended August 31, 2002, are not necessarily indicative of the results that may be expected for the year ended February 28, 2003.

NOTE B - SUBSEQUENT EVENTS

Sale of Series C Convertible Preferred Stock

On September 10, 2002, we filed a certificate of designation authorizing one share of Series C Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock does not pay a dividend. In the event of liquidation of the Company, the holder of the Preferred Stock will be entitled to receive out of the assets of the Corporation, prior to any distribution to holders of the Company's common stock, 100% of the issued and outstanding shares of the common stock of OVH. At any time prior to September 6, 2004, the holder of the Preferred Stock may convert his share into either: (i) 400,000 shares of our common stock and a warrant for the purchase of 400,000 shares of additional common stock at an exercise price of $2.50 per share; or (ii) for the outstanding common stock of OVH.

If the holder does not convert the Preferred Stock within 180 days from the date of its issuance, we may transfer 100% of the issued and outstanding shares of the common stock of OVH to the holder in exchange for the one share of Preferred Stock by giving 15 days written notice (the "Notice Period"). During the Notice Period, the holder of the Preferred Stock may elect to exercise their right to convert.

On September 12, 2002, we sold one share of the Series C Convertible Preferred Stock to J.L. Holding International, Inc., a non-affiliate, for $500,000 cash. The proceeds from this offering were used to capitalize OVH.

Formation of Subsidiaries and Acquisition of Research Vessel

On September 11, 2002, we formed a wholly owned Nevada corporation, Odyssey Marine Services, Inc., ("Marine Services") for the purpose of holding and leasing our marine assets, chartering and leasing vessels and employing marine crew and technical personnel.

On September 11, 2002, we formed a wholly owned Nevada corporation, OVH, Inc, ("OVH") for the purpose of owning and chartering a research vessel.

On September 25, 2002, OVH purchased the 113-foot research vessel "Edwin Link" from starboard Yacht Sales, a non-affiliate, for $465,000 cash. The vessel was subsequently renamed "Odyssey".

On September 25, 2002, OVH entered into a Bare Boat Charter Party Agreement with Marine Services. The Charter Party requires Marine Services to pay a monthly lease fee and to pay for all upkeep and maintenance and insurance for the vessel and its crew. Marine Services plans to time charter the vessel and related marine assets to the Company for use on its project as well as to others.

Private Placement Offering

During September and October 2002, we offered for sale a minimum of 15 and a maximum of 30 Units (the "Units"), at a price of $50,000 per Unit. Each Unit consisted of forty thousand (40,000) shares of our $.0001 par value Common Stock (the "Common Stock") and a Warrant (the "Warrant") to purchase forty thousand (40,000) shares of Common Stock at a purchase price of $2.50 per share. The shares of Common Stock issued pursuant to this Offering or the exercise of the Warrant will be "Restricted Securities". We have agreed to file a registration statement covering the re-sale of the Common Stock included in the Units and the Common Stock underlying the Warrants within 120 days from the final closing date of the Offering. The Officers and Directors of the Company sold 28 Units of the offering and no commissions were paid on the sale of the Units.

The warrants will expire one year from the effective date of the registration statement or three years from the date of their issuance if we are unsuccessful in registering the re-sale of the stock to be issued upon exercise of the warrant.

Sussex Partnering Agreement

On September 27, 2002, we entered into an agreement (the "Agreement") with the Government of the United Kingdom of Great Britain and Northern Ireland (the "British Government"). The Agreement allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts and cargoes from the wrecksite.

The Agreement provides for us to submit a Project Plan (the "Plan") to the British Government concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. The approval process set forth in the Agreement provides that the British Government must provide comments within 45 days, and that the final approval may take up to one hundred days from the date that the Plan is submitted for approval. Prior to the Plan's approval, we are allowed to conduct the pre-disturbance survey at the site.

We have paid a 5,000 English Pounds (approximately $7,845) refundable license fee and will be required to make an expense deposit, prior to the commencement of recovery operations, of approximately 150,000 English Pounds (approximately $235,335) for the British Government's expenses in connection with the project. n the event the project is not successful, we are responsible for up to a total of 250,000 English Pounds (approximately $392,500) of the British Government's expenses related to the project. At such time as we represent to the British Government that we have recovered $3.5 million worth of cargo and/or artifacts, all funds advanced for the British Government's expenses will be returned to us.

We are also required to make a $100,000 deposit to ensure that funds are available for the conservation and documentation of any artifacts recovered. This deposit will be required before any activities may commence and the Agreement provides a mechanism for raising or lowering the deposit amount depending upon the quantity and condition of the artifacts that need to be conserved, documented and curated.

The following sharing arrangements have been agreed upon with respect to the aggregate amount of the appraised values and/or selling prices of the artifacts, net of agreed selling expenses:

                                       British
                 Range                Government     Odyssey
       ----------------------------   ----------     -------

       $0 - $45 million                  20%           80%
       $45 million to $500 million       50%           50%
       Above $500 million                60%           40%

In addition to the percentages specified above, we will also pay the British Government 10% of any net income we derive from intellectual property rights associated with the project.

We also received the exclusive worldwide right to use the name "HMS Sussex" in connection with sales and marketing of merchandise (exclusive of artifacts) related to the wreck, and the British Government will receive 3% of the gross sales of such merchandise.

The Agreement is for a period of 20 years, but may be terminated if the parties cannot agree on a Plan; the shipwreck is not the HMS Sussex; if no artifacts are retrieved within 18 months of agreement on the Plan; or if we are in serious breach of our obligations under the Agreement.

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

Plan of Operation

In the long term, we expect to derive the majority of our revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas, and through the operation of exhibits and/or themed attractions.

While we believe that our two newly formed subsidiaries may begin to generate revenue through the leasing of marine assets, we do not anticipate any significant net revenue from this source since the vessel and equipment will be utilized primarily for our own projects.

Therefore, until we are successful in acquiring and marketing artifacts and/or cargoes or opening exhibits or themed attractions, we will continue to be dependent upon investment capital to meet our cash flow requirements. To date, we have conducted private placements of debt, equity and project specific revenue participation to meet our financial obligations. During the next twelve months, we anticipate spending approximately $100,000 per month to pay salaries and general office expense. We will also spend up to $100,000 per month to operate the vessel RV Odyssey depending upon the utilization of the vessel and crew.

Operationally, we are planning to conduct search operations on the Bavaria and Republic Projects and to conduct recovery operations on the HMS Sussex Project. Additionally, we plan to investigate exhibit and attraction opportunities.

Bavaria Search Expedition

The Bavaria Project is an expedition attempting to locate and recover the cargo of a nineteenth century steamship sunk off the east coast of the United States. Research indicates that the steamer was carrying a large shipment of specie (coins) at the time of her loss.

During the spring and summer of 2002, we conducted a side scan sonar survey over an area of approximately 700 square miles logging approximately 50 anomalies. After analyzing the side scan records, we have decided to investigate certain targets utilizing a remotely operated vehicle ("ROV"). The ROV will be deployed from the RV Odyssey and, depending on weather and equipment dependability, inspections should be complete by the end of November.

If Bavaria is not located at any of the sites we are currently planning to inspect, the RV Odyssey will be equipped with side scan sonar and continue searching additional areas.

Assuming the shipwreck is located, we anticipate that recovery operations will begin as soon as the archaeological excavation plan is complete, the necessary recovery funds have been secured and the required vessel and equipment can be mobilized. Based on the likely location of the shipwreck, and the circumstances relating to its ownership at the time of its loss, no permits will be necessary to begin recovery operations.

The Company has received research information relating to the Bavaria project from a variety of sources and, depending upon which site actually turns out to be the Bavaria, the Company may be obligated to pay one or more researchers for their information. The total amount of any such payments will not exceed $150,000.

The funds necessary for the upcoming inspections and/or search operation were raised partially in a $1 million private placement of equity and warrants, which was concluded in May 2002, and through the private placement concluded in October 2002 which raised an additional $1.4 million.

Republic Project

The Republic project is an attempt to locate, identify, recover, conserve and market the cargo of the Republic, a steam ship that sank after the Civil War. According to our research, the Republic's cargo included approximately 48,000 troy ounces of gold. While the bullion value is approximately $13 million, much of the gold may have been shipped as dust, nuggets, and privately minted coins and bars from the gold fields, potentially increasing the value of the cargo. Odyssey has reached an agreement with research and insurance interests that would give us 75% of any net revenue generated by the project.

During June 2000, we conducted side scan operations over an area of approximately 65 square miles and during September 2000, we side scanned an additional 80 square miles. Odyssey has reviewed the data and does not believe the Republic is within the areas searched.

During 2001, a subcontractor was contracted to conduct search operations in the designated search area. Additional search operations were conducted during September 2002. We anticipate additional inspection operations relating to one specific target to be undertaken in November of 2002.

We anticipate minimal expense related to this project for the next twelve months.

The Sussex Project

The Sussex Project is an expedition to locate, recover and market the artifacts and cargo of a large colonial-period warship, HMS Sussex, lost in a severe storm in the 1600's. Based upon the research, management believes that there is a high probability that the ship was carrying a cargo of coins with a bullion value of between $20 and $75 million and a much higher numismatic value.

We are currently planning to deliver a Project Plan to the British Government during the month of October 2002, and anticipate completing the approval process by December 2002 or early January 2003.

Assuming that the Plan is approved, we need to arrange financing and secure the required vessels and equipment prior to beginning operations at the site. We anticipate that we will begin operations during the Spring of 2003.

The following sharing arrangements have been made with respect to the aggregate amount of the appraised values and/or selling prices of the Artifacts, net of agreed selling expenses.

                                       British
                 Range                Government     Odyssey
       ----------------------------   ----------     -------

       $0 - $45 million                  20%           80%
       $45 million to $500 million       50%           50%
       Above $500 million                60%           40%

In addition to the percentages specified above, we will also pay the British Government 10% of any net income we derive from intellectual property rights associated with the project.

We also received the exclusive worldwide right to use the name "HMS Sussex" in connection with sales and marketing of merchandise (exclusive of artifacts) related to the wreck, and the British Government will receive 3% of the gross sales of such merchandise.

After we split with the British Government, we must pay the holders of the Cambridge Revenue Participation Units. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75 % of gross revenue from $4-35 million, and 12.375 % of gross revenue above $35 million. In addition, on May 26, 1998, we signed an agreement with a subcontractor who is entitled to 5% of the post finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean. If the shipwreck we have found is the Sussex, it is located within the specified search area and we will be responsible for this payment.

ITEM 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

         Exhibit 10.9 Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (filed electronically herewith)

     b.  Reports on Form 8-K.  None.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ODYSSEY MARINE EXPLORATION, INC.



Date: October 11, 2002        By:/s/ Michael V. Barton
                                 Michael V. Barton, Chief Financial Officer
                                 and Authorized Officer

                                CERTIFICATIONS

     I, John C. Morris, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Odyssey Marine Exploration, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectivenss of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002


                                  /s/ John C. Morris
                                  John C. Morris
                                  President
                                  (Principal Executive Officer)



     I, Michael V. Barton, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Odyssey Marine Exploration, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectivenss of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002


                                  /s/ Michael V. Barton
                                  Michael V. Barton
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                       ODYSSEY MARINE EXPLORATION, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350


We certify that, to the best of our knowledge, the Quarterly Report on Form 10-QSB of Odyssey Marine Exploration, Inc. for the period ending August 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Odyssey Marine Exploration, Inc..





/s/ John C. Morris                      /s/ Michael V. Barton
John C. Morris                          Michael V. Barton
Chief Executive Officer                 Chief Financial Officer
October 11, 2002                        October 11, 2002