Form 10QSB
period 2002-11-30
ODYSSEY MARINE EXPLORATION INC
filed 2003-01-14
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2002

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

                  [ X ]  Yes          [   ]  No

As of December 31, 2002, the Registrant had 28,600,887 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                    INDEX



Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     November 30, 2002..........................................        3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended November 30, 2002, and 2001...................        4

     Unaudited Consolidated Statements of Operations, Nine
     Months Ended November 30, 2002, and 2001...................        5

     Unaudited Consolidated Statements of Cash Flows, Nine
     Months Ended November 30, 2002, and 2001...................   6 -  7

     Notes to Consolidated Financial Statements.................   8 - 10

Item 2. Management's Plan of Operation..........................  11 - 12

Item 3. Controls and Procedures.................................  12 - 13

Part II: Other Information......................................       13

     Item 1.  Legal Proceedings.................................       13

     Item 2.  Change in Securities..............................       13

     Item 3.  Defaults Upon Senior Securities...................       13

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       13

     Item 5.  Other Information.................................       14

     Item 6.  Exhibits and Reports on Form 8-K..................       14

Signatures .....................................................       14

Certifications .................................................  14 - 17

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 2002 - Unaudited

ASSETS
CURRENT ASSETS
  Cash                                                         $ 1,422,173
  Advances                                                          16,634
  Prepaid expense                                                   72,770
                                                               -----------
          Total current assets                                   1,511,577

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    942,463
  Accumulated depreciation                                        (226,117)
                                                               -----------
                                                                   716,346
OTHER ASSETS
  Loans receivable from related parties                            277,093
  Inventory                                                         19,692
  Deposits                                                          22,359
                                                               -----------
                                                                   319,144
                                                               -----------
TOTAL ASSETS                                                   $ 2,547,067
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $   126,826
  Accrued expenses                                                  40,023
  Note payable to related party                                     56,144
                                                               -----------
            Total current liabilities                              222,993

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
  Preferred stock - $.0001 par value; 9,299,999 shares
     authorized, none outstanding                                        -
  Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized; none issued and
     none outstanding
  Preferred stock series C convertible - $.0001 par value;               -
     1 share authorized; 1 share issued and outstanding
  Common stock - $.0001 par value; 100,000,000 shares
     authorized; 28,600,887 issued and outstanding                   2,860
  Additional paid-in capital                                    10,686,740
  Accumulated deficit                                           (9,253,026)
                                                               -----------
            Total stockholders' equity                           1,436,574
                                                               -----------
                                                               $ 2,547,067
                                                               ===========


   The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                    Three Months Ended
                                                         November 30
                                                    2002           2001
                                                -----------    -----------

REVENUE                                         $         -          9,975

OPERATING EXPENSES
 Project development                                  3,961         64,755
 Project operations                                 351,651         32,999
 Marketing and promotion                             27,509         17,689
                                                -----------    -----------
 Total operating expenses                           383,121        115,443

GENERAL AND ADMINISTRATIVE EXPENSES                 354,269        134,645
                                                -----------    -----------
(LOSS) FROM OPERATIONS                             (737,390)      (240,113)

OTHER INCOME OR (EXPENSE)
 Interest income                                      8,353         12,066
 Interest expense                                    (1,400)        (1,400)
 Other                                                  500            300
                                                -----------    -----------
 Total other income or (expense)                      7,453         10,966
                                                -----------    -----------

NET LOSS                                        $  (729,937)   $  (299,147)
                                                ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                             -           (914)
                                                -----------    -----------

COMPREHENSIVE LOSS                              $  (729,937)   $  (230,061)
                                                ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)              $     (0.03)   $     (0.01)

Weighted average number of common
 shares and potential common shares,
 basic and diluted outstanding.                  27,180,073     19,029,920











   The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited


                                                    Nine Months Ended
                                                       November 30
                                                    2002           2001
                                                -----------    -----------

REVENUE                                         $         -    $     9,975

OPERATING EXPENSES
 Project development                            $     6,931    $   160,139
 Project operations                                 944,950        583,852
 Marketing and promotion                             73,897         73,999
                                                -----------    -----------
 Total operating expenses                         1,025,778        817,990

GENERAL AND ADMINISTRATIVE EXPENSES                 976,539        396,906
                                                -----------    -----------
(LOSS)FROM OPERATIONS                            (2,002,317)    (1,204,921)

OTHER INCOME OR (EXPENSE)
  Interest income                                    25,576         56,779
  Interest expense                                   (4,230)        (4,375)
  Other                                                 500            306
                                                -----------    -----------
 Total other income or (expense)                     21,846         52,710
                                                -----------    -----------
NET LOSS                                        $(1,980,471)   $(1,152,211)
                                                ===========    ===========

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized loss on available for sale
   securities                                             -         (9,380)
                                                -----------    -----------
COMPREHENSIVE LOSS                              $(1,980,471)   $(1,161,591)
                                                ===========    ===========
(BASIC AND DILUTED LOSS PER SHARE)              $     (0.07)  $     (0.06)


Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding.                 27,180,073     19,029,920












The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                     Nine Months Ended
                                                       November 30
                                                    2002           2001
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss)                                $(1,980,471)   $(1,152,211)
Adjustments to reconcile net loss to
 net cash used by operating activity:
  Depreciation                                       70,071         53,456
  Compensation expense of non-statutory options      74,050              -
  Common stock issued for services                   10,000              -
  Interest income related parties                   (15,853)       (14,165)
  Interest expense related party                      4,230          4,375
  Inventory shrinkage                                   308              -
(Increase)in advances, prepaids, deposits           (86,179)        (9,914)
 Increase (decrease) in:
     Accounts payable                                76,271        (18,200)
     Accrued expenses                                27,522       (110,065)
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES           (1,820,051)    (1,246,724)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment               (557,325)       (92,335)
  Increase in loans receivable                       (5,000)       (53,600)
                                                 ----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES            (562,325)      (145,935)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from:
    Issuance of common stock                      2,447,000              -
    Issuance of preferred stock                     500,000              -
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         2,947,000              -
                                                 ----------    -----------
NET INCREASE(DECREASE)IN CASH                       564,624     (1,392,659)

CASH AT BEGINNING OF PERIOD                         857,549      2,433,187
                                                -----------    -----------
CASH AT END OF PERIOD                           $ 1,422,173    $ 1,040,528
                                                ===========    ===========







The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

SUPPLEMENTARY INFORMATION:

 Interest paid                                  $         -     $        -
 Income taxes paid                              $         -              -

Summary of significant non-cash transactions:

During the quarter ended November 30, 2002, one unrelated party exercised a non-statutory stock option resulting in non-cash consulting expense of $46,500.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of November 30, 2002, results of operations, and cash flows for the interim periods presented. Operating results for the three months, and nine months ended November 30, 2002, are not necessarily indicative of the results that may be expected for the year ended February 28, 2003.

NOTE B - FORMATION OF SUBSIDIARIES AND ACQUISITION OF RESEARCH VESSEL

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

On September 25, 2002, OVH entered into a Bare Boat Charter Party Agreement with Marine Services. The Charter Party requires Marine Services to pay a monthly lease fee and to pay for all upkeep, maintenance and insurance for the vessel and its crew. Marine Services plans to time charter the vessel and related marine assets to the Company for use on its projects and to others.

NOTE C - SERIES C CONVERTIBLE PREFERRED STOCK

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

             ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

On September 12, 2002, we sold one share of the Series C Convertible Preferred Stock to J.L. Holding International, Inc., a non-affiliate, for $500,000 cash. The proceeds from this offering were used to capitalize OVH(See NOTE B).

NOTE D - COMMON STOCK

During the quarter ended November 30, 2002, the Company through its Officers and Directors sold 28.02 Units (the "Units"), at a price of $50,000 per Unit for a total of $1,401,000 in a private placement offering. Each Unit consisted of forty thousand (40,000) shares of our $.0001 par value Common Stock (the "Common Stock") and a Warrant (the "Warrant") to purchase forty thousand (40,000) shares of Common Stock at a purchase price of $2.50 per share. The shares of Common Stock issued pursuant to this Offering or the exercise of the Warrant are "Restricted Securities". A registration statement covering the resale of the Common Stock and the Common Stock attainable through the exercise of the Warrants became effective on November 21, 2002. The Warrants will expire on November 21, 2003.

NOTE E - COMMITMENTS AND CONTINGENCIES

On September 27, 2002, we entered into an agreement (the "Agreement") with the Government of the United Kingdom of Great Britain and Northern Ireland (the "British Government"). The Agreement allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts and cargoes from the wrecksite.

The Agreement provides for us to submit a Project Plan (the "Plan") to the British Government concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. The approval process set forth in the Agreement provides that the British Government must provide comments within 45 days, and that the final approval may take up to one hundred days from the date that the Plan is submitted for approval. We submitted our Plan to the government on November 11, 2002, and have received comments back. We are continuing the approval process, and hope to conclude the Project Plan during February 2003.

We have paid a 5,000 pounds (approximately $7,845) refundable license fee and will be required to make an expense deposit, prior to the commencement of recovery operations, of approximately 150,000 pounds (approximately $235,335) for the British Government's expenses in connection with the project. In the event the project is not successful, we are responsible for up to a maximum amount of 250,000 pounds (approximately $392,500) of the British Government's expenses related to the project. At such time as we represent to the British Government that we have recovered $3.5 million worth of cargo and/or artifacts, all funds advanced for the British Government's expenses will be returned to us.

             ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE E - COMMITMENTS AND CONTINGENCIES - continued

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

After we split proceeds with the British Government, we must pay the holders of the Cambridge Revenue Participation Units. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75 % of gross revenue from $4-35 million, and 12.375 % of gross revenue above $35 million. In addition, on May 26, 1998, we signed an agreement with a subcontractor who is entitled to 5% of the post finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean. If the shipwreck we have found is the Sussex, it is located within the specified search area and we will be responsible for this payment.

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

Therefore, until we are successful in acquiring and marketing artifacts and/or cargoes or opening exhibits or themed attractions, we will continue to be dependent upon investment capital to meet our cash flow requirements. To date, we have conducted private placements of debt, equity and project specific revenue participation to meet our financial obligations. During the next twelve months, we anticipate spending approximately $100,000 per month to pay salaries and general office expense. We will also spend up to $100,000 per month to operate the vessel RV Odyssey depending upon the utilization of the vessel and crew. We anticipate that we will raise operating capital by the sale of equity or debt through one or more private placements as our cash reserves are being utilized.

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

We began search operations during 2002 by conducting a side scan survey over an area of approximately 700 square miles identifying approximately 50 anomalies. During November 2002, we began to inspect the anomalies using a remotely operated vehicle deployed from the R/V Odyssey. To date we have inspected 12 anomalies and while we have located several shipwrecks, we do not currently believe that we have located the Bavaria. Anomaly inspection will continue during January 2003 and if the Bavaria is not located, we plan to continue side scan operations over an extended search area.

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

Republic Project

The Republic project is an attempt to locate, identify, recover, conserve and market the cargo of the Republic, a steam ship that sank after the Civil War. According to our research, the Republic's cargo included approximately 48,000 troy ounces of gold. While the bullion value is approximately $16 million, much of the gold may have been shipped as dust, nuggets, and privately minted coins and bars from the gold fields, potentially increasing the value of the cargo. Odyssey has reached an agreement with research and insurance interests that would give us 75% of any net revenue generated by the project.

During June 2000, we conducted side scan operations over an area of approximately 65 square miles and during September 2000, we side-scanned an additional 80 square miles. Odyssey has reviewed the data and does not believe the Republic is within the areas searched.

During 2001, a subcontractor was contracted to conduct search operations in the designated search area, however, to date the Company does not believe the Republic has been located. We anticipate concluding the search operations with our own equipment during 2003.

The Sussex Project

The Sussex Project is an expedition to locate, recover and market the artifacts and cargo of a large colonial-period warship, HMS Sussex, lost in a severe storm in the 1600's. Based upon the research, management believes that there is a high probability that the ship was carrying a cargo of coins with a bullion value of between $20 and $85 million and a much higher numismatic value.

We have delivered a Project Plan to the British Government and anticipate completing the approval process during February 2003.

Assuming that the Plan is approved, we need to arrange financing and secure the required vessels and equipment prior to beginning operations at the site. We anticipate that we will begin operations during 2003.

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

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities.

During the three month period ended November 30, 2002, the Company raised $1,401,000 from 28 accredited investors in a private offering of Common Stock and warrants. A total of 1,120,800 shares and 1,120,800 warrants were sold. Each warrant is exercisable to purchase one share of common stock at $2.50 per share through November 21, 2003. The securities were sold pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933. The Company filed a Form D with the SEC concerning this offering. The investors were provided with a private placement memorandum with information regarding the Company and their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities.

The Company also issued one share of Series C Convertible Preferred Stock, sold through a private placement to a single investor, J.L. Holding, International, Inc. a Bahamian corporation, for $500,000 in cash. The share was sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The investor was provided with information regarding the Company and it's investment, and the Company believes that the investor had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificate representing the share bears an appropriate legend restricting the transfer of such share.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On November 25, 2002, an Annual Meeting of the Shareholders was held to vote on the appointment of members to the Board of Directors and to ratify the appointment of the Company's independent auditors. The following five persons were elected to the Board of Directors each by a vote of 19,933,245 shares for and none withheld: John Morris, Gregory Stemm, George Knutsson, Henri DeLauze, and David Saul. The shareholders also ratified the appointment of Ferlita, Walsh & Gonzales P.A., Certified Public Accountants, to act as independent auditors by a vote of 19,933,245 for and 7,500 against. There were no abstentations or broker non-votes.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

The Company filed one Report on Form 8-K dated September 19, 2002 reporting information under Item 5 - Other Information.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ODYSSEY MARINE EXPLORATION, INC.

Date: January 14, 2003
                                By:/s/ Michael V. Barton
                                   Michael V. Barton, Chief Financial Officer
                                   and Authorized Officer




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

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: January 14, 2003


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

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Dated: January 14, 2003


                                  /s/ Michael V. Barton
                                  Michael V. Barton
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                       ODYSSEY MARINE EXPLORATION, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350


     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-QSB of Odyssey Marine Exploration, Inc. for the period ending November 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Odyssey Marine Exploration, Inc..





/s/ John C. Morris                      /s/ Michael V. Barton
John C. Morris                          Michael V. Barton
Chief Executive Officer                 Chief Financial Officer
January 14, 2003                        January 14, 2003