Form 10KSB
period 2003-02-28
ODYSSEY MARINE EXPLORATION INC
filed 2003-05-27
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended February 28, 2003

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


                     3604 Swann Avenue, Tampa, Florida 33609
                     ---------------------------------------
                     (Address of principal executive offices)


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

                        [ X ]  Yes          [   ]  No

As of April 30, 2003, the Registrant had 28,994,157 shares of Common Stock, $.0001 Par Value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $11,904,000.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]















                                    PART I

     This Annual Report on Form 10-KSB contains forward-looking statements. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

(a)  Business Development

     Odyssey Marine Exploration, Inc., ("Odyssey", "the Company", "we", "our" or "us") is a Nevada corporation formed March 5, 1986. Our principal office is located at 3604 Swann Ave., Tampa, Florida 33609 and our phone number is
(813) 876-1776.

     The Company has three wholly owned and operating subsidiaries:

     Odyssey Marine, Inc., ("OMI") a Florida corporation, was formed on November 2, 1998, for the purpose of administering the Company's Florida based payroll and insurance plan.

     Odyssey Marine Services, Inc., ("OMS") a Nevada corporation, was formed September 11, 2002, for the purpose of holding and leasing our marine assets, chartering and leasing vessels and employing marine crew and technical personnel.

     OVH, Inc, ("OVH"), a Nevada corporation, was formed on September 11, 2002 for the purpose of owning and chartering a research vessel. On September 25, 2002, OVH purchased the 113-foot research vessel "Edwin Link" for $465,000 cash. The vessel was subsequently renamed "Odyssey".

(b)  Business of Issuer

     The Company

     Odyssey Marine Exploration, Inc. is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. We employ advanced state-of-the-art technology including side scan sonar, remotely operated vehicles, or ROVs, and other advanced technology, which enables us to locate and recover shipwrecks at depths that were previously unreachable in an economically feasible manner. This technology, coupled with Odyssey's years of research into shipwrecks that may have carried intrinsically valuable cargoes, provides the basis on which management intends to build a company that plans to become the leader in this new industry.

     Odyssey's founders have significant experience in deep ocean shipwreck exploration, and they are the only people in the world who have conducted a complete deep-water archeological excavation with ROVs. In addition to operational experience, our officers have taken a leadership role in the development of a shipwreck exploration industry, having founded the Professional Shipwreck Explorer's Association, served on the United States delegation for the Convention on the Protection of Underwater Cultural Heritage for four consecutive terms, provided advice to various government agencies on shipwreck policy issues in both the United States and abroad, and negotiated the world's first sovereign shipwreck partnering agreement with any government.

     Odyssey is being built on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep ocean search and recovery. We have engaged in extensive search operations to date on four projects. Assuming we can raise sufficient capital, we intend to continue building on these efforts and to undertake up to six projects over the next two years.

     Founding Principles

     Odyssey was founded on the following principles:

     * Ships have been lost through the centuries in deep water while carrying intrinsically valuable artifacts and cargoes.

     * The technology now exists to both find and recover these lost artifacts and cargoes.

     * The combination of these factors means that a new industry will likely result, and we plan to be the leader within this new industry.

     Project Criteria

     Since 1994, We have spent much of our time conducting research in an attempt to identify shipwreck projects that meet the following criteria:

     * The shipwreck must be in deep water, thereby minimizing the possibility that it has been broken up and covered by shifting sands or the object of previous recovery efforts.

     * The research must indicate that the shipwreck was carrying enough intrinsically valuable cargo to pay for the high cost associated with deep-ocean recovery, conducted in accordance with high archaeological standards, and to provide an attractive return for our investors and shareholders.

     * The research must provide good navigational information concerning the sinking location in order to minimize the search area and provide a reasonable expectation that the wreck can be found.

     * The issues relating to ownership of the shipwreck and its cargo must be resolved or reasonably predictable prior to beginning any recovery in order to minimize potential for litigation.

     The United Nations Educational Scientific and Cultural Organization, or UNESCO, has estimated that there are up to 3,000,000 shipwrecks contained within the oceans of the world. Historical records suggest that many were lost with verifiable cargoes of intrinsically valuable material. Of this universe of potential projects, We have identified more than a dozen projects that could be initiated immediately.

     Mission and Strategy

     Our mission is to become the premier company engaged in deep water shipwreck exploration through the application of state-of-the-art technology and dedication to the preservation of underwater cultural heritage through sound archaeological practices. Assuming we can secure the necessary financing, we intend to accomplish this mission beginning this year and continuing into 2005 by:

     *  conducting recovery operations on HMS Sussex,

     * completing search operations on the Bavaria, Republic and Concepcion projects,

     * conducting search operations on at least two additional projects, and

     *  conducting at least one additional recovery.

     The cost of mobilizing vessels, complex equipment and a professional team of technicians, archaeologists, conservators and scientists capable of conducting deep-water search and recovery is very high. Therefore, our strategy is to build a "pipeline" of well-researched projects and then move equipment and personnel from project to project in a cost-effective and efficient manner.

     Revenue Sources

     Although we believe the majority of our anticipated revenue will be generated through the sales of intrinsically valuable cargoes, we also plan to produce revenue from collateral activities including marketing shipwreck merchandise, expedition sponsorships, sale of intellectual property rights, adventure tourism, archaeological services, traveling exhibits and operation of themed attractions.

     Active Projects

     We currently have four active projects: the recovery of a vessel believed to be HMS Sussex and the continued search for three shipwrecks that we have code-named Bavaria, Republic and Concepcion. We also expect to commence search operations for two additional shipwrecks later in 2003 or early 2004.

HMS Sussex

     Generally. The Sussex project is an expedition to locate, recover and market the artifacts and cargo of a large colonial-period British warship, HMS Sussex, which was lost in a severe storm in 1694. Based on research conducted by us and contract researchers, we believe that there is a high probability that the ship was carrying a cargo of coins with a bullion value of approximately $85 million and a much higher numismatic value. We conducted offshore search operations on this project in 1998, 1999, 2000 and 2001.
Based on the results of these search operations, we believe that there is a high probability we have located the remains of HMS Sussex.

     Partnering Agreement. On September 27, 2002, we entered into an agreement with the Government of the United Kingdom of Great Britain and Northern Ireland, (the "British Government"), that allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts from the shipwreck site. The agreement provides for us to submit a Project Plan to the British Government concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. We submitted the project plan on November 11, 2002. On May 22, 2003 the British Government accepted our Project Plan and we have begun making arrangements for the financing, vessels, equipment and personnel necessary to begin operations.

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

     We also received the exclusive worldwide right to use the name "HMS Sussex" in connection with sales and marketing of merchandise (exclusive of artifacts) related to the shipwreck, and the British Government will receive 3% of the gross sales of such merchandise.

     The Agreement is for a period of 20 years, and can only be terminated if:

     *  the shipwreck is not HMS Sussex;

     *  no artifacts are retrieved before November 22, 2004; or

     *  we are in serious breach of our obligations under the agreement.

     Revenue Participation. We have sold through private placements of Revenue Participation Certificates ("RPCs") the right to share in our future revenues derived from the Cambridge Project which includes a shipwreck we have found that we believe to be the HMS Sussex. As of April 30, 1999, when the offering was closed, we had sold $825,000 of the Cambridge RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 - 35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge project. Additionally, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive

5% of the post finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck.

Bavaria Project

     The Bavaria project is an attempt to locate, identify, recover, conserve and market the cargo of the Bavaria, our code name for a steam ship that sank during the nineteenth century. Our research indicates that the steamer was carrying a large shipment of gold coins at the time of her loss. Odyssey conducted search operations over approximately 75% of the area of highest probability and intends to complete the search phase of this project during 2003. If the Bavaria is not located within the specified search area, we may expand the search area.

     Assuming the shipwreck is located, we anticipate that recovery operations will begin as soon as the archaeological excavation plan is complete and the required vessel and equipment can be mobilized. Based on the projected location of the shipwreck, and the circumstances relating to its ownership at the time of its loss, we believe that no permits will be necessary to begin recovery operations.

Republic Project

     The Republic project is an attempt to locate, identify, recover, conserve and market the cargo of the Republic, our code name for a steamship that sank during the nineteenth century. According to our research, the Republic's cargo included approximately 48,000 troy ounces of gold. Although the bullion value is approximately $16 million, much of the gold may have been shipped as dust, nuggets, and privately minted coins and bars from the gold fields, potentially increasing the value of the cargo. Odyssey has reached an agreement with research and insurance interests that would give us approximately 75% of any net revenue generated by the project.

     We have conducted search operations over approximately 60% of the area of highest probability and intend to complete the search phase of this project during the late summer and early fall of 2003, when the weather conditions at the site are favorable for exploration. Assuming the shipwreck is located, we anticipate that recovery operations could take place during the late fall of 2003 or summer of 2004.

Concepcion Project

     The "Concepcion Project" is an attempt to locate, identify, recover, conserve and market the cargo of the Concepcion, our code name for a shipwreck that sank during the early eighteenth century. Our value estimates for the Concepcion range from a gold bullion value of approximately $35 million to a potential numismatic and collector's value of well over $100 million. The offshore search phase of this project was commenced during October 1996. To date over 400 square miles have been surveyed with side scan sonar and ROV inspections have been conducted on approximately 20 sites. Due to the conditions observed with the ROV, a magnetometer survey was commenced on certain of these sites during January 1998. Uncertainty over the proposed changes in the laws regarding shipwrecks in the country where we were working caused us to postpone work at the site during 1998; however, we now believe that we can recommence operations in a joint venture with domestic partners.

     Assuming we are able to secure financing, we intend to use our vessel R/V Odyssey during the period from December 2003 to April 2004 to inspect the remaining anomalies from the previous expeditions to determine whether we have located the Concepcion. If none of the previously located anomalies are the Concepcion, we will broaden the search area and conduct additional side scan operations. If we are successful in locating the wreck, recovery could begin during the later part of 2004.

     Technology

     Odyssey is a pioneer in the use of advanced deep-ocean technology for shipwreck exploration. We are not, for the most part, an inventor of the technologies required for deep ocean search and recovery. We use technologies that others, primarily the military, oil industry, and telecommunications industry, have developed at great expense.

     We have learned how to apply these technologies specifically to locate shipwrecks and to conduct precise archaeological recoveries at depths of 100 to 2,000 meters and beyond. Although we tend to use "off the shelf" technology because it is cost effective, we do have several proprietary software and equipment applications that maximize the effectiveness of our search and recovery systems. Software to precisely document the complete archaeological excavation and advanced sediment removal and filtration systems are two examples of our technological innovations.

     Equipment

     Most of our projects are conducted in two phases. The search phase is usually conducted from a smaller vessel outfitted with survey equipment and an inspection ROV. The recovery phase requires a much larger vessel equipped with a work class ROV, extremely accurate positioning gear, and certain Odyssey technology and proprietary software, which allows us to record the recovery in an archaeologically sound fashion.

     Based upon the need for confidentiality during the search phase of our projects and the reduced operating cost, we elected to purchase the 113-foot search and survey vessel RV "Odyssey" and to equip it with sophisticated search and identification equipment. It is currently engaged in the search for the Bavaria off the eastern seaboard of the United States. The RV Odyssey will be our primary search vessel for coastal projects and can recover small artifacts that may aid in identifying our targets on a cost-effective basis. This vessel operates with a minimum ship's crew of five and a technical crew of two to four.

     For the HMS Sussex recovery, we plan to either charter or purchase a vessel and work class ROV outfitted with specialized Odyssey equipment. This operation will require a crew of approximately 30 individuals consisting of ship's crew, technical crew, archaeologists, and conservators.

     Archaeology and Science

     Many of the shipwrecks that we intend to pursue may have important historical and cultural characteristics. Every such project undertaken by us will be subject to stringent archaeological standards, thus adding to the body of knowledge of the people, the history and the culture of the vessel's time. We believe adherence to these principles will increase the economic value of the artifacts and intellectual property rights of each project.

     In addition, many deep ocean recovery expeditions will lend themselves to interdisciplinary scientific studies including oceanography, marine biology, environmental research, bio-engineering and other fields.

     We will also provide a platform for research and development activities aimed at improving the efficiency of shipwreck exploration. The new systems we are integrating for our archaeological excavations include advanced high-definition television, 3D videography, and efficient recovery of small artifacts, such as coins.

     Legal and Political Issues

     Odyssey works with a number of leading international maritime lawyers and policy experts to constantly monitor international legal initiatives that might affect our projects. As a matter of policy, we begin with the assumption that some entity, whether a government, private concern or insurance company, likely has some rights to shipwrecks that are slated for search and recovery operations. Based on this assumption, rigorous legal tests are applied in order to ascertain which entities might be able to create roadblocks to a successful project. In some cases, such as that of HMS Sussex, it is determined that the most prudent mechanism for moving forward is to negotiate a contract with the owner of a vessel in order to manage litigation risk.

     In other cases, such as the Republic Project, We have entered into relationships that provide a small percentage of the projects to insurers or others with an identifiable interest.

     To the extent that we engage in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, Odyssey intends to comply with applicable regulations and treaties. Prior to beginning operations for any project, the legal and political aspects are carefully researched to ascertain what effect these issues may have on the potential success of the operation.

     These factors are taken into account in determining whether to proceed with a project as planned. Other factors, such as the new UNESCO Convention for the Protection of Underwater Cultural Heritage are also taken into consideration. New political initiatives such as this Convention could restrict access to historical shipwrecks throughout the world to the extent that they might require compliance with cultural resource management guidelines and regulations. Some of these will require adherence to strict archaeological practices, and we intend to follow reasonable guidelines in all projects to which they are applicable. Greg Stemm, Odyssey's co-founder, was a member of the United States delegation that negotiated the UNESCO Convention, and as such provides us with a thorough understanding of the underlying principles and ramifications of the Convention, and advance notice of other cultural resource management issues that might affect our projects.

     The UNESCO Convention will likely not affect operations in International Waters and the United States, the United Kingdom and other major maritime governments have already stated explicitly that they do not intend to sign the Convention. Nevertheless, some countries in whose waters we may work may sign the Convention. While the UNESCO Convention states that artifacts may not be sold, it also states that this prohibition may not prevent the provision of archaeological services, and we intend to provide such services in contracts with governments. We believe that the primary value of the cargoes we seek are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and so should not be subject to the rule prohibiting sale.

     We believe there will be increased interest in the protection of underwater cultural heritage throughout the oceans of the world. We are uniquely qualified to provide governments and international agencies with resources to help manage these resources while providing the public with educational, scientific, historical and entertainment initiatives that originate from our shipwreck exploration activities.

     Competition

     There are a number of competing entities engaged in various aspects of the shipwreck business, and in the future other competitors may emerge. One or more of these competing entities may locate and recover a shipwreck that we intend to locate and recover. In addition, these competing entities may be better capitalized and may have greater resources to devote to their pursuit of the shipwreck.

     Cost of Environmental Compliance

     With the exception of vessel operations and conservation activities, our general business operations do not expose us to environmental risks or hazards. We carry insurance that provides a layer of protection in the event of an environmental exposure resulting from the operation of our vessel. The cost of such coverage is minimal on an annual basis. The risk related to conservation activities is considered minimal.

     Employees

     The Company has 7 full time employees. In addition, Odyssey Marine Services employs a ship's crew of 5 and a technical crew of between 2 and 4 depending on the particular operations they are conducting. In addition, we hire subcontractors and consultants from time to time to perform specific services.

     Risk Factors

     Investors in shares of the our Common Stock should consider the following risk factors, in addition to other information in this Report:

     1. SPECIAL RISKS OF THE BUSINESS. An investment in a business such as that of the Company should be considered extremely speculative and very risky. Although we have access to a substantial amount of research and data, which has been compiled regarding our various projects, the quality and reliability of such research and data, like all research and data of its nature, is unknown. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have been salvaged, or may not have had anything of value on board at the time of the sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that others, including both private parties and governmental entities, asserting conflicting claims, may challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale, as the market for such objects is very uncertain.

     2. UNCERTAIN RELIABILITY OF RESEARCH AND DATA. The success of a shipwreck project will be dependent to a substantial degree upon the research and data assimilated by us. By its very nature, however, all such research and data regarding shipwrecks, such as those sought by us, is imprecise, incomplete and unreliable as it is often composed of or effected by numerous assumptions, rumors, "legends", historical and scientific inaccuracies and inaccurate interpretations which have become a part of such research and data over time.

     3. DEPENDENCE ON OTHERS FOR LOCATION AND RECOVERY OF WRECKSITES. While we currently own a 113' research vessel, certain search equipment, including side scan sonar, navigation equipment and an ROV capable of operations to approximately 1,000 feet, it will be necessary to contract with third parties for any additional equipment and/or labor necessary for the location and recovery of wrecksites. There can be no assurance that financing or third party contracts will be available to us. The availability of specialized recovery equipment may present a problem, and the cost of obtaining the use of such equipment to conduct recovery operations is uncertain and will depend on, in part, the location and condition of the wreckage to be recovered.

     4. NATURAL HAZARDS. Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than during others. There can be no assurances that we will be able to conduct our search and/or recovery operations only during such favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions in a search area may occur and that such unexpected conditions might adversely affect our operations. Further, it is possible that natural hazards may prevent or significantly delay search and/or recovery operations and therefore any distributions.

     5. UNCERTAIN TITLE TO OBJECTS LOCATED. Persons and entities other than the Company and entities it is affiliated with (both private and governmental) may claim title to the shipwrecks. Even if we are successful in locating and recovering shipwrecks, there is no assurance that we will be able to establish our rights to property recovered as against governmental entities, prior owners, or other attempted salvors claiming an interest therein.

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

     8. THEFT. If we locate a shipwreck and assert a valid claim to items of value, there is a risk of theft of such items at sea, both before and after their recovery, by "pirates" or poachers and while in transit to a safe destination.

     9. COMPETITION. There are a number of competing entities engaged in various aspects of the shipwreck business. One or more of these competing entities may locate and recover the shipwreck that we are planning to locate and recover. In addition, these competing entities may be better capitalized and may have greater resources to devote to their pursuit of the shipwreck.

     10. FAILURE TO OBTAIN PERMITS. It is possible that we will not be successful in obtaining title to, or permission to excavate the shipwrecks. In addition, permits for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

     11. NEED FOR ADDITIONAL CAPITAL. Until we begin to generate revenue from the sale of recovered items, we will need additional capital in order to continue the search, recovery and marketing phases of our projects.

     12. PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. Although there is a limited market for our Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in the Company in the future. As a result, purchasers of our securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the OTC Bulletin Board.

     13. CONTROL BY EXISTING MANAGEMENT. The current executive officers and directors of the Company control approximately 14.2% of our outstanding voting power. Accordingly, the current executive officers and directors do not have the ability to significantly influence the outcome of elections of our directors and other matters presented to a vote of shareholders.

     14. DIFFICULTY IN TRADING "PENNY-STOCKS". Our securities may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers (as defined in the rule) and accredited investors (generally, institutions and, for individuals, an investor with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with such investor's spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the purchase. Consequently, many brokers may be unwilling to engage in transactions in our securities because of the added disclosure requirements, thereby making it more difficult for shareholders to resell Common Stock in the secondary market.

     15. GENERIC PREFERRED STOCK AUTHORIZED. Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock. The Board of Directors has the right to establish the terms, preference, rights and restrictions of the Preferred Stock. Other companies on occasion have issued series of such preferred stock with terms, rights, preferences and restrictions that could be considered to discourage other persons from attempting to acquire control of such companies and thereby insulate incumbent management. It is possible we could issue shares of our Preferred Stock for such a purpose. In certain circumstances, the existence of corporate devices that would inhibit or discourage takeover attempts could have a depressant effect on the market value of our Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

     We maintain our offices at 3604 Swann Avenue, Tampa, Florida 33609. The offices consist of approximately 2,900 square feet of office space that we lease from a non-affiliated company on a month-to-month basis for approximately $3,700 per month. The approximate rental for the year ending February 28, 2003 was $44,800.

     Our OVH, Inc. ("OVH") subsidiary owns a 113' Research Vessel the "Odyssey" which we utilize for search and inspection of shipwreck targets. We purchased the vessel in September 2002 for $465,000 and it is in good condition to carry out its intended purpose. Funds for the purchase of the vessel were received from the issuance of one share of Series C Convertible Preferred Stock. The Holder of the share has the option until September 6, 2004, of exchanging his share for all of the stock of OVH, which owns the vessel.

ITEM 3.  LEGAL PROCEEDINGS

     On October 14, 1999, a judgment was entered in favor of the Company against Treasure & Exhibits International, Inc. ("VNSR") in the principal amount of $341,500 plus prejudgment interest of $16,362. The suit stemmed from certain "put" options granted to us by VNSR. We were able to offset the judgment through the sale of shares of VNSR stock that we held, and in November 1999, the parties entered into a settlement agreement that was personally guaranteed by Mr. Larry Schwartz, the then president of VNSR.

     On December 28, 1999, We filed suit in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division against Larry Schwartz, seeking performance pursuant to his personal guarantee of the remaining VNSR debt. On March 7 2001, Odyssey was awarded a judgment in the amount of $102,516 against Larry Schwartz. We are pursuing collection from both parties. However, due to the uncertainty of collection, we have not recorded an asset on the books with respect to this judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET OR MARKETS.

     Our Common Stock is traded on the OTC Bulletin Board under the symbol "OMEX." The following table sets forth the range for the high and low bid quotations for our securities as reported by the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                          Bid
                                   High         Low
      Quarter Ended               -----        -----
      February 28, 2001           $0.62        $0.08
      May 31, 2001                $0.53        $0.27
      August 31, 2001             $1.63        $0.27
      November 30, 2001           $1.27        $0.61
      February 28, 2002           $1.91        $0.51
      May 31, 2002                $1.58        $0.85
      August 31, 2002             $1.14        $0.69
      November 30, 2002           $1.83        $0.97
      February 28, 2003           $1.35        $0.66

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

     The number of record holders of our $.0001 par value Common Stock at April 30, 2003 was 198. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

DIVIDENDS.

     Holders of the Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our Common or Preferred Stock and none are anticipated in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

     During the three months ending February 28, 2003, we issued 60,000 shares to a limited liability company that exercised a warrant for the purchase of common stock for $18,000 in cash.

     The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser of these securities is an accredited investor who made an informed investment decision and had access to material information regarding the Company. The certificates representing the common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

     In the long term, we expect to derive substantially all of our revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas, and potentially, through the operation of exhibits and/or themed attractions. Therefore, until we are successful in acquiring and marketing artifacts and/or cargoes or opening exhibits or themed attractions, it will be dependent upon investment capital to meet its cash flow requirements. To date, we have conducted private placements of debt, equity and project specific revenue participation to meet our financial obligations.

     For the next twelve months, we anticipate spending approximately $120,000 per month to pay salaries and general office expense.

     Assuming the necessary funds can be secured, our 2003 operational plans call for recovery operations on the Sussex Project, completing the search operations on the Bavaria and Republic Projects and potentially conduct recovery operations on either the Bavaria or Republic if one or both of those shipwrecks are located. Additionally, we plan to investigate exhibit and attraction opportunities.

     We intend to begin recovery operations on the Sussex Project during the summer months. The budget for the Sussex recovery and conservation is approximately $3 million. If the recovery is highly successful, this amount may increase to approximately $4.5 million as a result of additional conservation, documentation, curation and security expenses that may need to be incurred.

     We are planning to lease the vessels and equipment necessary to conduct the Sussex recovery. We will also need to employ approximately 30 individuals or subcontractors to perform the work at the site and in the conservation facility.

     We recommenced search operation on the Bavaria Project on May 1, 2003. The budget for the Bavaria search ranges between $100,000 and $500,000 depending on how much additional area we end up searching. If the target shipwreck is located, we believe that recovery and conservation will cost between $1 million and $2 million, depending on the condition and depth of the shipwreck. We anticipate the need to hire additional individuals for this work. However, until the wreck is located and we can determine the recovery procedures, we cannot accurately predict the requirement for additional employees.

     We are also planning to recommence the search operations for the Republic Project during the late summer or early fall of 2003 when the weather at the search area is more conducive for offshore operations. The budget to complete the Republic Project search is approximately $350,000. If the shipwreck is located, the budget for recovery and conservation is expected to be between $1 million and $2 million.

     We plan to sell equity, project specific revenue participation, sponsorships or debt to meet our capital needs. However, there can be no assurance that we will be able to raise sufficient capital to fund our plan of operation.

ITEM 7.  FINANCIAL STATEMENTS

     Please see pages F - 1 through F - 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and positions of the officers and directors.

        NAME                 AGE                      POSITION
  -----------------          ---        ----------------------------------

  John C. Morris             54         Chairman and CEO

  Gregory P. Stemm           46         Vice-President - Research and
                                        Operations and Director

  George Knutsson            65         Director

  David J. Saul              63         Director

  Henri Germain Delauze      73         Director

  George E. Lackman          72         Director

  George J. Becker, Jr.      68         Chief Operating Officer

  Michael V. Barton          43         Chief Financial Officer

  David A. Morris            52         Secretary and Treasurer

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

     Gregory P. Stemm has served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994 and is responsible for research and operations on all shipwreck projects. Prior to that, he served as an officer and director of Seahawk Deep Ocean Technology from the time he co- founded the company in 1989 until January 1994. Stemm is a member of the United States delegation to the United Nations, Educational, Scientific and Cultural Organization (UNESCO) expert meeting to consider the "Draft Convention for the Protection of Underwater Cultural Heritage". This group will determine future international deep-ocean shipwreck guidelines. As a principal of Seahawk, Stemm was involved in directing research and technology for the company, which resulted in locating two Spanish Colonial shipwrecks in depths greater than 1,000 feet. He was also responsible for directing the archaeological team and operations that accomplished the world's first remote archaeological excavation, in a depth of 1,500 feet southwest of the Florida Keys.

     George Knutsson has served as a Director of the Company since June 2001. Since 1995, Mr. Knutsson has been the President and Chairman of American Boat Trailer Rental Company, Inc., which is the largest provider of boat trailer rentals in the Southeast US. In 1978, he founded Dollar Rental Car of Florida and served as CEO until 1990, when he sold the company. Mr. Knutsson also owned and operated Pirates Cove Marina in the Tampa Bay area from 1984 until he sold it in 1995. From 1995 to 1999, he was the co-founder and Chief Financial Officer of Pro-Tech Monitoring, which uses patented GPS/cellular technology in the monitoring and tracking of felons worldwide. He received his Bachelors degree from the University of Florida and a MBA from the University of South Florida.

     Dr. David J. Saul, who is retired, has served as a member of the Company's Board of Directors since October 2001. Dr. Saul was Bermuda's Minister of Finance from 1989 to 1995, and Premier of Bermuda from 1995 to 1997. In addition to his political background, Dr. Saul held two senior posts with Fidelity Investments, from 1984 through 1995, as the President of Fidelity Bermuda and Executive Vice President of Fidelity International. He retired from the firm in 1999, but remains a Director of Fidelity's main international Board, and a Director of some 40 other Fidelity Companies around the world - including the U.K., Bermuda, Jersey, Tokyo, Hong Kong, Cayman Islands, Luxembourg and Taiwan. Dr. Saul's professional activities include two stints as a Director of the Bermuda Monetary Authority and he currently serves as a Director of Lombard Odier (Bermuda), a subsidiary of the Swiss Bank, and a Director of the London Steam Ship Owners' Mutual Insurance Association (Bermuda) Ltd. A keen oceanographer with a passion for shipwrecks and the sea, he is a founding Trustee of the Bermuda Underwater Exploration Institute, and a founding Director of the Professional Shipwreck Explorers Association.

     Henri Germain Delauze has served as a member of the Company's Board of Directors since October 2001. Mr. Delauze, one of the world's leading underwater technology pioneers, brings extensive technical, operational and management expertise to Odyssey's Board of Directors. Mr. Delauze was founder of one of the world's leading underwater technology companies, COMPAGNIE MARITIME D'EXPERTISES (COMEX), where he has served as President since November 1961. Mr. DeLauze pioneered deep saturation diving using synthetic breathing mixtures. Delauze was the first man to reach 335 m. depth during an experimental dive in May 1968, and his company holds world records for both deep sea and chamber saturation diving. In 1975, he created COMEX INDUSTRIES and COMEX PRO, two subsidiaries that design, manufacture and market sophisticated equipment for professional diving, work submarines and remote operated vehicles (ROV's). COMEX SERVICES, the Group's oil subsidiary, extended its activities to all the major offshore oil production areas around the world from 1966 onwards. Mr. Delauze is still the principal shareholder of COMEX SA, which maintains the following divisions: CYBERNETIX (advanced robotics, manned observation submarines and ROVs/AUVs for scientific deep-water archaeology and military purposes), COMEX PRO (manufactures hyperbaric centers for deep diving, large hospital centers and develops and manufactures ROVs, especially the ACHILLE and the 2,000 m. SUPER ACHILLE.) During the year 2002, COMEX S.A., its subsidiaries and CYBERNETIX (group consolidation) employed over 500 people, including 200 engineers.

     George E. Lackman Jr., has served as a member of the Company's Board of Directors since November 2002, and brings experience from his distinguished career in banking, business operations, shipbuilding, international business and public service to Odyssey Marine Exploration. Mr. Lackman was founding Chairman and President of Citrus Park Bank, which was sold to Florida National Bank in 1985. At Florida National, he served as head of Retail Banking, Business Banking and Commercial Banking for the Tampa area. After the merger of Florida National and First Union National Bank he started First Union's first Private Banking Program in the Tampa area. He retired from First Union as Vice President of Corporate Development. Mr. Lackman spent 25 years in the shipyard business, including service as Vice President of Tampa Ship Repair and Dry Dock Company, Tampa's largest shipyard. He was President of Nutri-Sol Chemical Company, Marine Insulation Company, Corban Industries and Acetogen Gas Company of Florida. Mr. Lackman's international experience spans service as President of an International Investment Group, Chairman of the Tampa Chamber of Commerce International Board and as President/Chairman of the Tampa Bay International Business Council. He also served as an Advisor to the Central American Banks. Mr. Lackman extensive public and community service includes service to and leadership of many health care organizations. He was especially active in groups working to reduce infant mortality and increase prenatal care. Two Florida Governors have called on Mr. Lackman to serve on various health care and community service groups.

     George Becker Jr., joined Odyssey as Chief Operating Officer during April 2002. From 1992 until April 2002, Mr. Becker was the President of George J. Becker Jr. & Associates, consultants to companies in the leisure, themed attraction and hospitality industries. Mr. Becker is a senior executive with thirty years experience in major leisure industry profit center development, management, marketing, staffing and operations. For twenty-two years, Mr. Becker was involved in the development and management of the Sea World marine life parks in the United States and served at various times in several positions including as the former Executive Vice President of Sea World Inc., Chairman and Chief Executive Officer, Sea World of Texas, President and Chief Executive Officer of Sea World of California and President and Chief Executive Officer of Sea World of Florida. In 1997 Mr. Becker became President of Entercitement LLC. He led the creative concept and design of a proposed theme park in Indianapolis, Indiana. Park development was stopped in 1998 due to a lack of financing and Mr. Becker resigned in 1999 from Entercitement. Mr.

Becker has been recognized as a tourism leader for his work in several regions of the country. A skilled new business developer and team builder, Mr. Becker is known for creating viable management teams, achieving excellent productivity and harmony between employees of widely divergent skills and personalities. Becker has been active in a number of national, regional and state visitor organizations. He served as Executive Director of the Florida Tourism Commission. In 1983, he was President of the Florida Chamber of Commerce and in 1984 he chaired Governor Bob Graham's Commission on Public Facility Financing.

     Michael V. Barton joined Odyssey during May 2002, to serve as Chief Financial Officer. Mr. Barton has spent nearly two decades working in the financial arena. From 1995 to May 2002 he was Vice President, Wealth Management Group for First Union National Bank where he had been assisting high net worth clients with estate and business succession planning, investment strategies and tax planning since 1995. Prior to that Mr. Barton worked in the mutual fund industry as a Senior Compliance Officer and in public accounting. Mr. Barton received B.S. in Business Administration (Accounting) and Master of Accountancy degrees from the University of South Florida. He maintains Certified Public Accountant and Certified Financial Planner designations. Mr. Barton has served in board member and officer positions with the Tampa Bay Estate Planning Council and as a volunteer with The United Way Evaluation Committee, H. Lee Moffitt Foundation Planned Giving Steering Committee and the Easter Seals Planned Giving Committee.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     Our Audit Committee consists of George Knutsson, David J. Saul and George Lackman, all of whom are independent outside Directors.

     Our Compensation Committee consists of George Knutsson and George Lackman, both of whom are independent outside Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Henri DeLauze, David Saul and George Knutsson, Directors of the Company, each filed a Form 5 late reporting the grant of an option, and MacDougald Family Limited Partnership failed to file a Form 5.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's President for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, and each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.

                            SUMMARY COMPENSATION TABLE

                                                 Long-Term Compensation
                                            ----------------------------
                   Annual Compensation          Awards          Payouts
                  --------------------      ----------------    -------
                                                      Securi-
                                                      ties
                                            Re-       Under-             All
Name and                                    stricted  lying      LTIP   Other
Principal                                   Stock     Options/  Payout  Compen-
Position          Year   Salary    Bonus    Awards    SARs(#)    ($)    sation
----------------- ----   --------  -------- -------   ---------  ------ ------
John C. Morris,   2003   $150,000  $ 2,000      -0-        -0-     -0-      -0-
  President       2002   $125,000  $    -0-     -0-   100,000      -0-      -0-
                  2001   $150,000  $89,456      -0-    50,000      -0-      -0-

Gregory P. Stemm, 2003   $150,000  $ 2,000      -0-        -0-     -0-      -0-
  Vice-President  2002   $125,000  $    -0-     -0-   100,000      -0-      -0-
                  2001   $150,000  $89,456      -0-    50,000      -0-      -0-

David A. Morris,  2003   $100,000  $ 1,500      -0-        -0-     -0-      -0-
   Secr/Treas     2002   $ 90,000  $    -0-     -0-        -0-     -0-      -0-
                  2001   $125,000  $46,110      -0-    50,000      -0-      -0-


                  AGGREGATE OPTION EXERCISES IN YEAR ENDED
            FEBRUARY 28, 2003 AND FEBRUARY 28, 2003 OPTION VALUES

                                       Securities Under-  Value of Unexer-
                                       lying Unexercised    cised In-The-
                  Shares                  Options at      Money Options at
                Acquired on            February 28, 2003  February 28, 2003
                 Exercise     Value      Exercisable/       Exercisable/
Name             (Number)    Realized   Unexercisable      Unexercisable
---------------- ----------- --------  -----------------  ----------------
John C. Morris      -0-        -0-      150,000/     -0-   $52,000/    -0-
Greg P. Stemm       -0-        -0-      150,000/     -0-    52,000/    -0-
David A. Morris     -0-        -0-       50,000/     -0-    24,000/    -0-

EMPLOYMENT AGREEMENTS

     John Morris, Greg Stemm, David Morris, Michael Barton and George Becker, Jr. have employment agreements through February 28, 2005. The base salaries for John Morris and Greg Stemm have been set at $150,000 per year. The base salaries for David Morris, Michael Barton and George Becker, Jr. have been set at $100,000. We anticipate that in addition to their base salary each of these individuals will receive stock options and certain other benefits as determined by the Board of Directors.

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

     During the fiscal year ended February 28, 2003, we issued the following options to directors, in addition to those itemized in the Summary Compensation Table above, from the Plan:

                               Date       Number of  Option    Date
                               Of         Options    Exercise  Of
Grantee             Position   Grant      Granted    Price     Expiration
-----------------   ---------  ---------  ---------  -------   ---------
George Knutsson     Director   3/04/2002  25,000     $1.40     3/04/2006
David Saul          Director   3/04/2002  25,000     $1.40     3/04/2006
Henri G. DeLauze    Director   3/04/2002  25,000     $1.40     3/04/2006
George Lackman      Director   2/28/2003  50,000     $1.25     2/28/2007

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table set forth, as of April 30, 2003, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Officers and Directors of the Company as a Group.

                                    Amount of
Name of                             Beneficial              Percentage
Beneficial Owner                    Ownership               of Class
-------------------                 --------------          ----------

MacDougald Family
Limited Partnership                 9,344,008  (1)           32.0%
3773 Howard Hughes Pkwy.
Suite 300 N
Las Vegas, NV 89109

Gregory P. Stemm                    1,974,241  (2)            6.8%
3604 Swann Ave
Tampa, FL  33609

John C. Morris                      1,591,229  (3)            5.5%
3604 Swann Ave
Tampa, FL 33609

David A. Morris                       366,940  (4)            1.3%
6522 Bimini Court
Apollo Beach, FL  33572

Michael V. Barton                     227,115  (5)            0.8%
3604 Swann Avenue
Tampa, FL   33609

David J. Saul                         280,000  (6)            1.0%
3604 Swann Ave
Tampa, FL 33609

Henri DeLauze                         280,000  (7)            1.0%
3604 Swann Ave
Tampa, FL 33609

George Knutsson                       125,000  (8)            0.4%
3604 Swann Avenue
Tampa, FL 33609

George Becker                          94,000  (9)            0.3%
3604 Swann Avenue
Tampa, FL   33609

George Lackman                         12,500  (10)           0.0%
3604 Swann Avenue
Tampa, FL   33609

All Officers and Directors
as a group (9 persons)              4,951,025                16.6%
________________

(1) Includes 9,114,008 shares and 230,000 shares underlying currently exercisable stock options, beneficially held by MacDougald Family Limited Partnership(MFLP), MacDougald Management, Inc.(MMI), and James E. MacDougald. The limited partners of MFLP are James E. MacDougald, his wife Suzanne M. MacDougald, and two trusts created for the children and grandchildren of Mr. and Mrs. MacDougald. MMI is the general partner of MFLP.

(2) Includes 606,182 shares held of record by Greg and Laurie Stemm, 1,218,059 shares held by Adanic Capital, Ltd., a limited partnership for which Greg Stemm serves as general partner, and 150,000 shares underlying currently exercisable stock options.

(3) Includes 1,441,229 shares held by John Morris, and 150,000 shares underlying currently exercisable stock options.

(4) Includes 292,626 shares held by David A. Morris, 24,314 shares held by Chad E. Morris his son who lives in the same household, and 50,000 shares underlying currently exercisable stock options.

(5) Includes 72,000 shares, 50,000 shares underlying currently exercisable options, and 10,000 shares underlying a currently exercisable warrant held by Michael Barton, and 95,115 shares held by Laura Barton, Mr. Barton's wife.

(6) Includes 140,000 shares, 100,000 shares underlying currently exercisable stock options, and 40,000 shares underlying a currently exercisable warrant held by David J. Saul.

(7) Includes 100,000 shares and 100,000 shares underlying currently exercisable stock options held by Henri Delauze, and 40,000 shares and 40,000 shares underlying a currently exercisable warrant held by COMEX, SA of which Mr. DeLauze is owner.

(8) Includes 50,000 shares and 75,000 shares underlying currently exercisable stock options held by George Knutsson.

(9) Includes 24,000 shares, 60,000 shares underlying currently exercisable stock options, and 10,000 shares underlying a currently exercisable warrant held by George Becker.

(10) Includes 12,500 shares underlying currently exercisable stock options held by Mr. Lackman.


                         EQUITY COMPENSATION PLAN INFORMATION

Plan category   Number of securities   Weighted Average     Number of securities
                to be issued upon ex-  exercise price of    remaining available
                exercise of outstand-  outstanding options  for future issuance ing options, warrants  warrants and rights
                and rights
--------------  ---------------------  -------------------  --------------------
Equity compen-
sation plans
approved by
securityholders         1,140,000                 $ 0.80              2,144,000
--------------------------------------------------------------------------------
Equity compen-
sation plans
not approved by
securityholders                (*)                    (*)                    (*)
--------------------------------------------------------------------------------
Total                   1,140,000                 $ 0.80              2,144,000


_______________

(*) Pursuant to a consulting agreement which expires on November 30, 2003, a consultant has the option to receive compensation in the form of restricted common stock on a monthly basis, providing he notifies us each month in advance. The number of shares is determined by dividing $5,000 by the average daily closing price of our
Common Stock for each month that the consultant elects to receive common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last two years certain officers, directors, and beneficial owners entered into transactions with the Company as follows:

     On January 1, 2001, we renewed loan agreements with Gregory Stemm and John Morris authorizing each to borrow a maximum of $120,000 from the Company at 8% annual interest compounded quarterly. On October 10, 2001, the loans were revised authorizing borrowing up to $130,000 under the same terms and an additional $20,000 for the exercise of stock options. On March 1, 2002, the loans were revised to allow borrowing up to $150,000 under the same terms and up to $20,000 for the exercise of stock options. The loan balances as of February 28, 2003, were $146,136 and $146,490 respectively, including interest. These loans become due on December 31, 2004.

     On April 1, 2001, we entered into a loan extension agreement with Robert Stemm, Gregory Stemm's father, wherein Mr. Stemm extended the due date on his loan to the Company until March 31, 2003. The principal amount of $56,144 bore interest at 10% per annum and was secured by an inventory of raw emeralds. This loan was convertible into shares of Common Stock at the rate of $.50 per share. On March 31, 2003, we entered into a Debt Conversion Agreement wherein, Mr. Stemm was paid $13,373 in cash and received 108,000 shares of our common stock for payment in full of the note and accrued interest. Payment of the note established March 31, 2005, as the expiration date of the warrants for the purchase of common stock previously issued to Mr. Stemm as an inducement to extend the loan due dates, and terminated the security interest in the inventory of raw emeralds that previously secured the note. Warrants held by Mr. Stemm as a result of his loan to the Company are as follows:

Date issued     Number of shares     Exercise Price     Expiration Date
-----------     ----------------     --------------     ---------------
4/1/1999            11,000           $ 3.00/share       March 31, 2005
4/1/2000            21,500           $ 2.00/share       March 31, 2005

     On February 28, 2001, we completed the sale of shares of our Series B Convertible Preferred Stock, Common Stock and Warrants to MacDougald Family Limited Partnership ("MFLP") for $3,000,000 in cash. The sale of securities was made pursuant to a Stock Purchase Agreement dated February 28, 2001. MFLP purchased 850,000 shares of our Series B Convertible Preferred Stock, 864,008 shares of Common Stock and Warrants to purchase an additional 1,889,000 shares of Common Stock. The cash used came from operating funds of MFLP. Warrants to purchase 1,659,000 shares subsequently expired. As of the date of this report, MFLP holds options to purchase 230,000 shares at $0.30 per share.

     Under the terms of the Stock Purchase Agreement, MFLP received certain rights to require us to register the Common Stock purchased and the shares of Common Stock issuable on the conversion or exercise of the Preferred Stock and Warrants for resale under the Securities Act of 1933.

     MFLP is a Nevada limited partnership of which MacDougald Management, Inc. ("MMI") is sole general partner. The limited partners include James E. MacDougald, his wife Suzanne M. MacDougald, and two trusts for the benefit of the children and grandchildren of Mr. and Mrs. MacDougald. James E. MacDougald is the President of MMI. Mr. McDougald served on the Board of Directors of the Company from February through October, 2001.

     On October 12, 2001, MFLP delivered a Notice of Conversion to us pursuant to which MFLP converted 850,000 shares of Preferred Stock held by MFLP into 8,500,000 shares of Common Stock in accordance with the terms of the Stock Purchase Agreement and the Certificate of Designation. No additional funds were expended by MFLP in connection with its acquisition of the Common Stock. The consideration for the Common Stock was the Preferred Stock tendered by MFLP to us.

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

     On May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest in the Cambridge Project from the subcontractor through a foreclosure sale. John Morris and Greg Stemm have member interests of 32% and 28%, respectively, in the limited liability company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit
Number    Description                        Location
--------  -----------                        --------

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

 2.4      Amended Certificate of             Incorporated by reference to
          Designation of Series C            Exhibit 3.4 to the Company's
          Convertible Preferred Stock        Report on Form 8-K dated
                                             September 19, 2002

10.1      Employment Agreement dated         Incorporated by reference to
          May 22, 2002, with David A.        Exhibit 10.1 to the Company's
          Morris                             Annual Report on From 10-KSB
                                             For the year ended February 28,
                                             2002

10.2      Employment Agreement dated         Incorporated by reference to
          May 22, 2002, with Greg Stemm      Exhibit 10.2 to the Company's
                                             Annual Report on From 10-KSB
                                             For the year ended February 28,
                                             2002

10.3      Employment Agreement dated         Incorporated by reference to
          May 22, 2002, with John C.         Exhibit 10.3 to the Company's
          Morris                             Annual Report on From 10-KSB
                                             For the year ended February 28,
                                             2002

10.4      Employment Agreement dated         Filed herewith electronically
          May 22, 2002, with Michael V.
          Barton

10.5      Employment Agreement dated         Filed herewith electronically
          May 22, 2002, with George
          Becker

10.6      Series B Convertible Preferred     Incorporated by reference to
          Stock Purchase Agreement           Exhibit 10.6 to the Company's
                                             Report on Form 8-K
                                             dated February 28, 2001

10.7      1997 Stock Option Plan             Incorporated by reference to
                                             Exhibit 10.7 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the year ended February 28, 2001

10.8      Commercial Lease with              Incorporated by reference to
          Corinthian Custom Homes,           Exhibit 10.8 to the Company's
          Inc. dated January 24, 2001        Annual Report on Form 10-KSB for
                                             the year ended February 28, 2001

10.9      Amended and Restated Registration  Incorporated by reference to
          Rights Agreement with              Exhibit 10.9 to the Company's
          MacDougald Family Limited          Annual Report on Form 10-KSB for
          Partnership                        the year ended February 28, 2002

10.10     First Amendment to Series B        Incorporated by reference to
          Stock Purchase Agreement           Exhibit 10.10 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the year ended February 28, 2002

10.11     Partnering Agreement Memorandum    Incorporated by reference to
          Concerning the Shipwreck of HMS    Exhibit 10.11 to the Company's
          Sussex, dated September 27, 2002   Quarterly Report on Form 10-QSB
                                             For the quarter ended August 31,
                                             2002

23        Consent of Independent Public      Filed herewith electronically
          Accountants

99.1      Certification of Chief Executive   Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

99.2      Certification of Chief Financial   Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

     (b)  Reports on Form 8-K.  None.

ITEM 14.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                     INDEX TO FINANCIAL STATEMENTS
                    ODYSSEY MARINE EXPLORATION, INC.

                                                                 PAGE

Report of Independent Certified Public Accountants . . . . . . .  F-2

Financial Statements:

    Consolidated Balance Sheet - February 28, 2003 . . . . . . .  F-3

    Consolidated Statements of Operations for the years
      ended February 28, 2003, and February 28, 2002. . . . . . . F-4

    Consolidated Statements of Changes in Stockholders'
      Equity and Comprehensive Income for the years ended
      February 28, 2003, and February 28, 2002 . . . . . . . . .  F-5

    Consolidated Statements of Cash Flows for the years
      ended February 28, 2003 and February 28, 2002. . . . . . .  F-6 - F-7

    Notes to the Consolidated Financial Statements . . . . . . .  F-8 - F-20

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Odyssey Marine Exploration, Inc.
Tampa, Florida



We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. and subsidiaries as of February 28, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 28, 2003 and February 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of February 28, 2003, and the results of their operations and their cash flows for the years ended February 28, 2003 and February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note N to the consolidated financial statements, the Company has incurred net losses of $9,865,302 since inception, and will not generate revenue until it is successful at locating one or more of it's target shipwrecks and bringing the find to sale or otherwise generating revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note N. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ferlita, Walsh & Gonzalez, P.A.

FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida
April 22, 2003

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              FEBRUARY 28, 2003

ASSETS

CURRENT ASSETS
  Cash                                                         $   785,559
  Advances                                                           3,788
  Prepaid expenses                                                  66,748
                                                               -----------
          Total current assets                                     856,095

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    949,482
  Accumulated depreciation                                        (257,417)
                                                               -----------
                                                                   692,065
OTHER ASSETS
  Inventory of artifacts                                            19,692
  Loans receivable from related parties                            292,626
  Deposits                                                          21,833
                                                               -----------
                                                                   334,151
                                                               -----------
                                                               $ 1,882,311
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
  Accounts payable                                             $    99,943
  Accrued expenses                                                  36,457
  Note payable to related party                                     56,144
                                                               -----------
            Total current liabilities                              192,544

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value;  9,299,999
     shares authorized; none outstanding                                 -
 Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized;  none issued
     and none outstanding                                                -
 Preferred stock series C convertible - $.0001 par value;
     1 share authorized; 1 share issued and
     outstanding                                                         -
 Common stock - $.0001 par value; 100,000,000 shares
     authorized; 28,721,886 issued and outstanding                   2,872
  Additional paid-in capital                                    10,664,706
  Accumulated deficit                                           (9,865,311)
                                                               -----------
            Total stockholders' equity                             802,267
                                                               -----------
                                                               $ 1,882,311
                                                               ===========

The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Year Ended    Year Ended
                                                 February 28,  February 28,
                                                    2003          2002
                                                 -----------   -----------

REVENUES                                         $         -   $     9,975

OPERATING EXPENSES
 Project development                                  23,971       169,316
 Project operations                                1,160,746       782,957
 Marketing and promotion                              99,734        25,474
                                                 -----------   -----------
 Total operating expenses                          1,284,451       977,747

GENERAL AND ADMINISTRATIVE EXPENSES                1,336,486       655,595
                                                 -----------   -----------
(LOSS) FROM OPERATIONS                            (2,620,937)   (1,623,367)

OTHER INCOME OR (EXPENSE)
  Gain(Loss) on sale of marketable securities              -       (29,213)
  Interest income                                     33,296        65,705
  Interest expense                                    (5,615)      (5,760)
  Other income(expense)                                  500           532
                                                 -----------   -----------
Total other income or (expense)                       28,181        31,264
                                                 -----------   -----------
NET(LOSS)                                         (2,592,756)   (1,592,103)
                                                 ===========   ===========

(BASIC AND DILUTED LOSS PER SHARE)               $     (0.09)  $     (0.08)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding                   27,688,992    21,159,510

















The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                             COMPREHENSIVE INCOME

                                                                            Accumul-
                                                                 Addi-      ated Un-
                                                                 tional     realized                Comprehen-
                           Preferred Stock     Common Stock      Paid-In    Loss in    Accumulated     sive
                           Shares   Amount    Shares    Amount   Capital    Investment  (Deficit)     Income
                          --------- ------  ----------  ------  ----------  ---------- -----------  -----------
Balance at
 February 28, 2001         850,000  $  85   17,865,536  $1,786  $7,447,680  $ (18,460) $(5,680,452) $  (799,902)

Preferred stock
 converted to common      (850,000)   (85)   8,500,000     850        (765)
Common stock issued
 for cash                                      200,000      20     199,980
Net change in unrealized
 loss on securities
 available for sale                                                            18,460                    18,460
Net loss for the year
 ended February 28, 2002                                                                (1,592,103)  (1,592,103)
Balance at               ---------  -----   ----------  ------  ----------  ---------  -----------  -----------
 February 28, 2002               -  $   -   26,565,536  $2,656  $7,646,895  $       -  $(7,272,555) $(1,573,643)

Preferred stock issued
  for cash                      1     -                          500,000
Common stock issued
 for cash                                    2,137,800     214   2,498,813
Common stock issued
 for accrued expenses                            9,000       1       8,999
Common stock issued
 for services                                    9,550       1       9,999
Net loss for the year
 ended February 28, 2003                                                                (2,592,756)  (2,592,756)
Balance at               ---------  -----   ----------  ------ -----------  ---------  -----------  -----------
 February 28, 2003               1  $   -   28,721,886  $2,872 $10,664,706  $       -  $(9,865,311) $(2,592,756)
                      ========= =====  ========== ====== ========== ========= ==========  ==========




















The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended    Year Ended
                                                February 28,  February 28,
                                                    2003          2002
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)                                      $(2,592,756)  $(1,592,103)
Adjustments to reconcile net loss to net
 cash used by operating activity:
  Depreciation                                       101,371        72,324
  Common stock issued for services                    10,000             -
  Change in inventory of artifacts                       308             -
  Interest income accrued                            (21,387)      (19,140)
  Interest expense accrued                             5,615         7,322
  Loss on marketable securities                            -        29,213
 (Increase)decrease in:
  Advances, prepaids, deposits                       (66,784)       (3,778)
Increase (decrease) in:
  Accounts payable                                    49,387       (10,344)
  Accrued expenses                                    22,572      (106,231)
                                                 -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES             (2,491,674)   (1,622,737)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (564,343)      (97,301)
                                                 -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES               (564,343)      (97,301)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances for related party loans receivable        (15,000)      (80,600)
  Proceeds from:
   Related party loans receivable                          -        25,000
   Issuance of common stock                        2,499,027       200,000
   Issuance of preferred stock                       500,000             -
                                                 -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          2,984,027       144,400
                                                 -----------   -----------
NET (DECREASE)IN CASH                                (71,990)   (1,575,638)
CASH AT BEGINNING OF YEAR                            857,549     2,433,187
                                                 -----------   -----------
CASH AT END OF YEAR                              $   785,559   $   857,549
                                                 ===========   ===========
SUPPLEMENTARY INFORMATION:
 Interest paid                                    $        -    $        -
 Income taxes paid                                         -             -








The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SUMMARY OF SIGNIFICANT NON CASH TRANSACTIONS

During the quarter ending August 31, 2002, a related party exercised a non-statutory stock option. As partial payment on this option an accrued expense account due to the related party was satisfied in the amount of $9,000. Also, an unrelated party elected under the terms of a consulting agreement with the Company, to receive 9,550 shares of restricted common stock in satisfaction of services valued at $5,000 and payment toward an account receivable of $5,000 due from the Company.

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

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

ORGANIZATION

Odyssey Marine Exploration, Inc. was incorporated March 5, 1986, as a Colorado corporation named Universal Capital Corporation, Inc. On August 8, 1997 Odyssey Marine Exploration, Inc. (the "Company"), completed the acquisition of 100% of the outstanding Common Stock of Remarc International, Inc., a Delaware corporation formed May 20, 1994,("Remarc") in exchange for the Company's Common Stock in a reverse acquisition. On September 7, 1997, the Company changed its domicile to Nevada and its name was changed to Odyssey Marine Exploration, Inc.

For accounting purposes the acquisition has been treated as a re-capitalization of Remarc, with Remarc as the acquirer (reverse acquisition). The historical financial statements prior to August 8, 1997 are those of Remarc. Remarc International, Inc. then adopted February as its fiscal year end.

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

On September 11, 2002, the Company formed a wholly owned Nevada corporation, Odyssey Marine Services, Inc., ("OMS") for the purpose of holding and leasing our marine assets, chartering and leasing vessels and employing marine crew and technical personnel.

On September 11, 2002, the Company formed a wholly owned Nevada corporation, OVH, Inc., ("OVH") for the purpose of owning and chartering a research vessel.

BUSINESS ACTIVITY

Odyssey Marine Exploration, Inc., is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. We plan to conduct survey services, and to time charter our vessel and related marine assets to others. The corporate headquarters are located in Tampa, Florida.

On September 25, 2002, OVH purchased the 113-foot research vessel "Edwin Link" for $465,000 cash. The vessel was subsequently renamed "Odyssey".

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity and have prepared them in accordance with our customary accounting practices.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Odyssey Marine, Inc., Odyssey Marine Services, Inc., and OVH, Inc. All significant inter-company transactions and balances have been eliminated.

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

Revenue Recognition

Although we have generated minimal revenues to date, marketing of the artifacts, replicas and ancillary products will be recognized on the point of sale method.

Cash Equivalents

Cash equivalents include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and accrued expenses approximate fair value. Notes receivable and payable to related parties are discussed in Note G.

Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that we could realize in a current market exchange.

Marketable Securities

Marketable securities owned by us during the year ending February 28, 2002, were deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities were excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity.

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets' estimated useful lives.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment in Affiliate

We own 24.5% of the Common Voting Stock and 55% of the Preferred Non-Voting Stock of Pesquisas Arqueologicas Maritimas, S.A. ("Pesqamar"). Pesqamar, a Brazilian S/A, was formed to research, locate and salvage a shipwreck. In August of 1995, Pesqamar and Salvanav S.A., a Brazilian salvage company competing for the same shipwreck, entered into an agreement forming a Brazilian consortium known as Consorcio Para Pesquisas Arqueologicas Submarinas (CONPAS). CONPAS conducted all operations on the shipwreck project until April of 1999 when a bifurcation agreement between the parties ended the operation of CONPAS. The sought after shipwreck has not been identified to date and the permit to continue searching for the shipwreck through Pesqamar expired on July 18, 2001. The bifurcation agreement between Pesqamar and Salvanav specifies terms regarding continuing operations until April 26, 2004; however, we do not anticipate any further operations under the agreement.

The search phase expenses have been charged to operations as project expenses, therefore no investment in Pesqamar is reflected in these financial statements and we believe the investment has no value.

Organization Costs

Organization costs have been amortized, using the straight-line method, over a period of 60 months.

Loss Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings.

At February 28, 2003 and 2002, potential common shares were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect on EPS. At February 28, 2003, there were options for 658,792 shares and warrants for 255,000 shares that were exercisable between $0.30 and $.68 per share which were thus excluded from the computation of diluted EPS. On February 28, 2003 and 2002, all of the other exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement No. 123." Under APB No. 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                             2003           2002
                                         -----------    -----------
Net (loss):
  As reported                            $(2,592,756)   $(1,592,103)
  Pro forma adjustment for compensation  $  (214,580)   $   (68,200)
                                         ------------   ------------
  Pro forma                              $(2,807,336)   $(1,660,303)
                                         ============   ============

Basic and diluted(loss) per share:
  As reported                            $     (0.09)   $     (0.08)
  Pro forma                              $     (0.10)   $     (0.08)

The weighted average estimated fair value of stock options granted during the years ended February 28, 2003 and 2002 was $1.07 and $0.62 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended February 28:

                                             2003           2002
                                          -------        -------
Risk-free interest rate                      2.3%             4%
Expected volatility of common stock          193%           324%
Dividend Yield                                 0%             0%
Expected life of options                  4 years        4 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. Our options do not have the characteristics of traded options, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of our options.

Equity instruments issued, if any, to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

Deferred income taxes are provided for the temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN No. 45 did not have a material impact on our financial position or results of operations. We are currently evaluating the effects of the recognition provision of FIN No. 45, but do not expect the adoption to have a material impact on our financial position or results of operations.

NOTE C - CONCENTRATION OF CREDIT RISK

We maintain our cash in one financial institution. The Federal Deposit Insurance Corporation insures up to $100,000. At February 28, 2003 our uninsured cash balance was approximately $570,000.

NOTE D - PROPERTY AND EQUIPMENT

At February 28, 2003 Property and Equipment consist of:

                                                  Accumulated
                                     Original    Depreciation/    Book
         Class                         Cost      Amortization     Value
-------------------------------     -----------  ------------  -----------
Computers and Peripherals          $    62,327   $    28,369   $    33,958
Furniture and Office equipment          36,962        19,687        17,275
Marine survey equipment                850,193       209,361       640,832
                                   -----------   -----------   -----------
                                   $   949,482   $   257,417   $   692,065
                                   ===========   ===========   ===========

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE E   INVENTORY OF ARTIFACTS

Inventory consists of a collection of 748 raw emeralds recovered from the 1656 shipwreck of the Nuestra Senora de al Maravilla salvaged in 1972. The emeralds range in size from 0.5 to 17.5 carat weight and each is accompanied by a "Treasure Certificate" explaining the origin of the item. We received these items as partial compensation for services rendered during the year ended February 28, 1999, in a transaction wherein the inventory was assigned a value of $20,000. An adjustment of $308 was recorded to reflect a disposition. Due to the uncommon nature of the items, and the difficulty an appraiser would have in finding comparable sales, we do not believe that we can obtain a meaningful third party appraisal, and therefore, have not sought an independent appraisal of the goods. Inventory is valued at $19,692.

NOTE F - ACCRUED EXPENSES

Accrued expenses at February 28, 2003, consist of:

   Interest due to related party                               $    10,752
   Payroll and payroll tax                                          20,170
   Travel expense                                                    5,535
                                                               -----------
                                                               $    36,457
                                                               ===========

NOTE G - RELATED PARTY TRANSACTIONS

Loans Receivable From Related Parties

On March 4, 2002, the Board of Directors ratified employment agreements which revised the terms of loan agreements with two officers authorizing each to borrow a maximum of $150,000, unsecured, from the Company at 8% annual interest compounded quarterly and an additional $20,000 for the exercise of stock options. On February 28, 2003, the balances which become due on December 31, 2004, were $146,136 and $146,490 respectively. Accrued interest in the amount of $40,770 and $41,670 are reflected in this caption.

Note Payable To Related Party

Note payable to related party at February 28, 2003, consists of:

   Secured 10% note payable to the family member of
   an officer due April 1, 2003. The note can be
   converted to Common Stock for $0.50 per share
   and is secured by inventory of artifacts.                   $    56,144
                                                               ===========

This debt has subsequently been retired as discussed in NOTE O.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - RELATED PARTY TRANSACTIONS - Continued

Related Party Interest In Revenue Participation Agreement

On December 9, 2002, a Georgia limited liability company acquired rights from an unrelated third party through a foreclosure sale to receive 5% of post finance cost proceeds, if any, from shipwrecks that we may recover within a predefined search area of the Mediterranean Sea. The shipwreck we believe to be HMS Sussex is located within this search area. Two of our officers and directors have member interests in the limited liability company of 32% and 28% respectively. (See NOTE M)

NOTE H - SALE OF REVENUE PARTICIPATION CERTIFICATES

We have sold through private placements of Revenue Participation Certificates ("RPCs") the right to share in our future revenues derived from the Cambridge or Republic projects. Each $50,000 convertible Cambridge RPC entitles the holder to receive a percentage of the gross revenue received by us from the "Cambridge Project", which is defined as all cash proceeds payable to us as a result of the Cambridge Project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by us to finance the project are excluded from gross revenue.

As of April 30, 1999, when the offering was closed, we had sold $825,000 of a maximum of $900,000 of the Cambridge RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 - 35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge project.

Distributions will be made to each certificate holder within 15 days from the end of each quarterly reporting period in which we receive any cash proceeds from, or as a result of, the Cambridge Project. The Cambridge RPC units constitute restricted securities. In a private placement, which closed in September 2000, we sold "units" comprised of Republic Revenue Participation Certificates, and Common Stock. Each $50,000 "unit" entitled the holder to 1% of the gross revenue generated by the Republic project, and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to us as a result of the Republic project, excluding funds received by us to finance the project.

When the offering was closed, in September 2000, a total of five $50,000 units consisting of one Republic RPC and 100,000 shares of Common Stock had been sold, and the cost of each unit was allocated as $37,500 for the stock and $12,500 for the RPC. Therefore, a total of $62,500 was reflected on the books as deferred income from the sale of Republic Revenue Participation Certificates.

As of February 28, 2003, we had sold, in total, $887,500 of RPCs, which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method.

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I- PREFERRED STOCK

We were initially authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in series from time to time with such rights, designations, preferences and limitation as our Board of Directors may determine by resolution.

Series A Preferred Stock

On April 23, 1999 we established a series of Preferred Stock known as "Series A Convertible Preferred Stock"("Series A Preferred Stock"), having a par value of $.0001 per share and an authorization of 700,000 shares.

In total, 190,000 shares of Series A Preferred Stock had been issued. As of February 28, 2001, the holders of the Series A Preferred Stock had elected to convert the entire 190,000 shares into 712,500 shares of Common Stock.

As of February 28, 2003, we had authorized 510,000 shares of $.0001 par value Series A Convertible Preferred Stock and none outstanding.

Series B Preferred Stock

On December 27, 2000, we established a series of Preferred Stock known as "Series B Convertible Preferred Stock"("Series B Preferred Stock"), having a par value of $.0001 per share and an authorization of 850,000 shares.

Each share of Series B Convertible Preferred Stock was convertible into 10 shares of our Common Stock at any time.

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

Series C Preferred Stock

On September 18, 2002, we established a series of Preferred Stock known as "Series C Convertible Preferred Stock"("Series C Preferred Stock"), having a par value of $.0001 per share and an authorization of one (1) share.

The share of Series C Convertible Preferred Stock may be converted into either
(i) 400,000 shares of our Common Stock and warrants to purchase 400,000 shares of our Common Stock at an exercise price of $2.50 per share or (ii) 100% of the issued and outstanding shares of common stock of OVH, Inc., a Nevada corporation, which owns the vessel "Odyssey", prior to September 6, 2004.

One share of Series C Convertible Preferred Stock has been issued and is outstanding.

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - COMMON STOCK OPTIONS AND WARRANTS

We adopted the 1997 Stock Option Plan on September 8, 1997. Under the terms of the plan, non-statutory options to purchase Common Stock are granted to employees, consultants and non-employee directors at not less than 100% of the fair market value of the shares on the date of grant or the par value thereof whichever is greater. Options currently expire no later than 4 years from the date of grant and are fully vested in two years or less. The cumulative number of shares which may be subject to options issued and outstanding pursuant to the plan is limited to 3,500,000 shares. Additional information with respect to the plan's stock option activity is as follows:


                                           Number of      Weighted Average
                                            Shares         Exercise Price
                                          ----------     -----------------
Outstanding at February 28, 2001           1,950,000             $1.95
  Granted                                    860,000             $0.83
  Exercised                                        -                 -
  Cancelled                                   74,500             $0.39
                                          ----------
Outstanding at February 28, 2002           2,735,500             $1.64
  Granted                                    190,000             $1.28
  Exercised                                  166,000             $0.52
  Cancelled                                1,619,500             $2.30
                                          ----------
Outstanding at February 28, 2003           1,140,000             $0.80
                                          ==========     =================

Options exercisable at
 February 28, 2002                         2,085,500             $1.87
                                          ==========     =================
Options exercisable at
 February 28, 2003                           742,500             $0.65
                                          ==========     =================


The following table summarizes information about stock options outstanding at February 28, 2003:

                                Stock Options Outstanding
                    --------------------------------------------------
                                    Weighted Average
                      Number of        Remaining          Weighted
    Range of           Shares         Contractual          Average
 Exercise Prices     Outstanding     Life in Years      Exercise Price
-----------------    ------------    ----------------   --------------
  $0.30 - $0.50        475,000            1.7               $0.41
  $1.00 - $1.40        665,000            3.0               $1.08
                    ------------
                     1,140,000            2.5               $0.80
                    ============

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - COMMON STOCK OPTIONS AND WARRANTS - continued

We have issued warrants to one individual in connection with loans made to us and to fifty-three individuals who purchased units in private placement offerings during April and August of 2003. Warrants have also been issued to one consultant in connection with services, and to one limited liability company that purchased our Series B Preferred Stock. Warrants exercisable at February 28, 2003 are as follows:

                            Price          Expiration
         Warrants         per Share           Date
       ----------         ---------        ----------
           11,000              3.00         3/31/05
        1,980,800              2.50        11/21/03
           21,500              2.00         3/31/05
           25,000              0.68         5/01/03
          230,000              0.30         2/28/04
       ----------
        2,268,300
       ==========

NOTE K- COMPREHENSIVE INCOME

During Fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). The comprehensive income for the years ended February 28, 2003 and 2002 was none and $18,460, respectively. The comprehensive income resulted entirely from the unrecognized gains and losses on the value of marketable securities held by us prior to February 28, 2002.

NOTE L - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences that give rise to the deferred tax asset are our net operating loss carry forward and accounts payable and accrued expenses due to using modified cash basis for tax reporting purposes.

We have a net operating loss carry forward of approximately $9,600,000 that is available to offset future regular taxable income. The carry forward will expire in various years ending through the year 2023. Because of our net cumulative losses and the uncertainty of being able to utilize the deferred tax asset, we recorded a valuation allowance of 100% of the deferred tax asset.

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the Republic and Cambridge projects and have recorded $887,000 as Deferred Income From Revenue Participation Certificates (See NOTE H). We are contingently liable to share in the future revenue of these projects only if revenue is derived from these specific projects.

In addition, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a predefined search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest from the subcontractor through a foreclosure sale. (See NOTE G)

Industry Related Risks

Although we have access to a substantial amount of research and data which has been compiled regarding the shipwreck business, the quality and reliability of such research and data, like all research and data of its nature, is unknown. Even if we are able to plan and obtain permits for our projects, there is a possibility that the shipwreck may have been salvaged, or may not have had anything of value on board at the time of the sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that our rights to the recovered objects will be challenged by others, including both private parties and governmental entities, asserting conflicting claims. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale as the market for such objects is very uncertain.

Partnering Agreement

On September 27, 2002, we entered into an agreement (the "Agreement") with the Government of the United Kingdom of Great Britain and Northern Ireland (the "British Government"). The Agreement allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts and cargoes from the wrecksite.

The Agreement provides for us to submit a Project Plan (the "Plan") to the British Government concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. We submitted our Plan to the government on November 11, 2002, and received approval on May 22, 2003.

We have paid a 5,000 pounds (approximately $7,845) refundable license fee and will be required to make an expense deposit, prior to the commencement of recovery operations, of approximately 150,000 pounds (approximately $237,000

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES - Continued

at February 28, 2003) for the British Government's expenses in connection with the project. In the event the project is not successful, we are responsible for up to a maximum amount of 250,000 pounds (approximately $395,000 at February 28, 2003) of the British Government's expenses related to the project. At such time as we represent to the British Government that we have recovered $3.5 million worth of cargo and/or artifacts, all funds advanced for the British Government's expenses will be returned to us. We are also required to make a $100,000 deposit to ensure that funds are available for the conservation and documentation of any artifacts recovered. This deposit will be required before any activities may commence and the Agreement provides a mechanism for raising or lowering the deposit amount depending upon the quantity and condition of the artifacts that need to be conserved, documented and curated.

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

The Agreement is for a period of 20 years, and may only be terminated if the shipwreck is not the HMS Sussex; if no artifacts are retrieved before November 22, 2004; or if we are in serious breach of our obligations under the Agreement.

NOTE N - GOING CONCERN

We have incurred net losses of $9,865,302 since inception, and will not generate revenue until we are successful at locating one or more of our target shipwrecks and bringing the find to sale or otherwise generating revenue. These factors caused our auditors to consider whether we could continue as a going concern.

As of February 28, 2003, we had working capital of $663,351 as indicated by current assets exceeding current liabilities, and will need to raise additional capital to fund our operations during the next twelve months. We intend to conduct private placements of debt or equity to finance future search operations on one or more shipwreck projects, and to begin recovery operations on a shipwreck believed to be the HMS Sussex.

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - GOING CONCERN - Continued

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE O - SUBSEQUENT EVENTS

On March 31, 2003, the holder of a note plus accumulated interest valued at $67,373 elected to convert $54,000 of principal and interest into 108,000 shares of the Company's common stock, and receive the balance of $13,373 in cash as full payment for the note.

NOTE P - SIGNIFICANT FOURTH QUARTER ADJUSTMENT

In the fourth quarter for the year ended February 28, 2003, we recorded an adjustment that reduced net loss. The adjustment decreased expenses recognized in the amount of $74,050 related to compensation. The effect on the result of operations for the quarters ended May 31, 2002, August 31, 2002 and November 30, 2002 were $26,300, $1,250 and $46,500, respectively.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  ODYSSEY MARINE EXPLORATION, INC.


Dated: May 13, 2003               By:/s/ John C. Morris
                                     John C. Morris, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                         DATE


/s/ John C. Morris         President and Chairman              May 13, 2003
John C. Morris


/s/ Gregory P. Stemm       Vice President and Director         May  9, 2003
Gregory P. Stemm


/s/ Michael V. Barton      Chief Financial Officer             May 13, 2003
Michael V. Barton


/s/ David A. Morris        Secretary and Treasurer             May  9, 2003
David A. Morris            (Principal Accounting Officer)


/s/ Henri G. DeLauze       Director                            May 15, 2003
Henri G. DeLauze


/s/ George Knutsson        Director                            May  9, 2003
George Knutsson


/s/ David J. Saul          Director                            May 13, 2003
David J. Saul


/s/ George E. Lackman, Jr. Director                            May 13, 2003
George E. Lackman, Jr.











                                CERTIFICATIONS


     I, John C. Morris, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Odyssey Marine Exploration, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 23, 2003
                                  /s/ John C. Morris
                                  John C. Morris
                                  President
                                  (Principal Executive Officer)




     I, Michael V. Barton, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Odyssey Marine Exploration, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 23, 2003


                              /s/ Michael V. Barton
                              Michael V. Barton
                              Chief Financial Officer
                              (Principal Financial Officer)