Form 10QSB
period 2003-05-31
ODYSSEY MARINE EXPLORATION INC
filed 2003-07-15
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended May 31, 2003


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

                        [ X ]  Yes          [   ]  No

As of June 30, 2003, the Registrant had 28,994,157 shares of Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]











                                    INDEX


Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     May 31, 2003 ..............................................      3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended May 31, 2003 and 2002.........................      4

     Unaudited Consolidated Statements of Cash Flows, Three
     Months Ended May 31, 2003 and 2002..........................   5 - 6

     Notes to Consolidated Financial Statements..................   7 - 9

Item 2. Management's Plan of Operation...........................  10 - 11

Item 3. Controls and Procedures..................................    12

Part II: Other Information

     Item 1.  Legal Proceedings..................................    12

     Item 2.  Changes in Securities..............................  12 - 13

     Item 3.  Defaults Upon Senior Securities....................    13

     Item 4.  Submission of Matters to a Vote
              of Security Holders................................    13

     Item 5.  Other Information..................................    13

     Item 6.  Exhibits and Reports on Form 8-K...................    13

Signatures ......................................................    14

             ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2002 - Unaudited

                                    ASSETS

CURRENT ASSETS
  Cash                                                         $   896,029
  Account receivable                                                37,200
  Advances                                                           4,283
  Prepaid expenses                                                 116,580
                                                               -----------
          Total current assets                                   1,054,092

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                    952,241
  Accumulated depreciation                                        (288,440)
                                                               -----------
                                                                   663,801
OTHER ASSETS
  Loans receivable from related parties                            259,283
  Inventory                                                         19,692
  Deposits                                                          36,533
                                                               -----------
                                                                   315,508
                                                               -----------
                                                               $ 2,033,401
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $   189,031
  Accrued expenses                                                  39,800
  Notes payable                                                    660,250
                                                               -----------
            Total current liabilities                              889,081

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value;  9,299,999
     shares authorized; none outstanding                                 -
 Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized;  none issued
     and none outstanding                                                -
 Preferred stock series C convertible - $.0001 par value;
     1 share authorized; 1 share issued and
     outstanding                                                         -
 Common stock - $.0001 par value; 100,000,000 shares
     authorized; 28,994,156 issued and outstanding                   2,899
  Additional paid-in capital                                    10,812,179
  Accumulated deficit                                          (10,558,258)
                                                               -----------
            Total stockholders' equity                             256,820
                                                               -----------
                                                               $ 2,033,401
                                                               ===========

The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                 Three Months Ended May 31,
                                                     2003          2002
                                                 -----------    -----------
REVENUE                                               59,367              -

GENERAL AND ADMINISTRATIVE EXPENSES
 Administrative                                      459,184        278,801
 Depreciation                                         31,022         19,144
                                                 -----------    -----------
 Total general and administrative                    490,206        297,945

OPERATING EXPENSES
 Project operations                                  235,662        239,215
 Marketing and promotion                              18,500         20,367
                                                 -----------    -----------
 Total operating expenses                            254,162        259,582

(LOSS)FROM OPERATIONS                               (685,001)      (557,527)

OTHER INCOME (EXPENSE)
 Revenue participation expense                       (12,986)             -
 Interest income                                       5,950          8,796
 Interest expense                                       (911)        (1,415)
                                                 -----------    -----------
 Total other income (expense)                         (7,947)         7,381
                                                 -----------    -----------
NET LOSS                                         $  (692,948)   $  (550,146)
                                                 ===========    ===========

(BASIC AND DILUTED LOSS PER SHARE)               $     (0.02)   $     (0.02)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding                   28,771,910     26,608,140


















The accompanying notes are an integral part of these financial statements.

             ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                 Three Months Ended May 31,
                                                     2003          2002
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                     $  (692,948)   $  (550,146)
Adjustments to reconcile net loss to
 net cash used by operating activity:
  Common Stock issued for:
    Services                                          33,700              -
    Officer and director compensation                 50,600              -

  Depreciation                                        31,022         19,144
  Interest income                                     (5,266)        (5,167)
  Interest expense                                       434          1,415
(Increase)decrease in:
     Accounts receivable                             (37,200)              -
     Advances, prepaids, deposits                    (60,826)       (91,181)
     Inventory                                             -            308
Increase(decrease) in:
     Accounts payable                                 94,088         88,385
     Accrued expenses                                  2,909         12,186
                                                 -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES              (583,487)      (525,056)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (2,759)        (9,875)
                                                 -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES               (2,759)        (9,875)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
     Issuance of common stock                              -      1,015,000
     Related party loans receivable                   38,610              -
     Notes payable                                   660,250              -
  Repayment of note payable to related party          (2,144)             -
                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            696,716      1,015,000
                                                 -----------    -----------

NET INCREASE IN CASH                                 110,470        480,069

CASH AT BEGINNING OF PERIOD                          785,559        857,549
                                                 -----------    -----------
CASH AT END OF PERIOD                            $   896,029    $ 1,337,618
                                                 ===========    ===========
SUPPLEMENTARY INFORMATION:
 Interest paid                                   $    11,229              -
 Income taxes paid                                         -              -




The accompanying notes are an integral part of these financial statements.

             ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Summary of significant non-cash transactions:

During March 2003 four consultants were issued a total of 58,135 shares of common stock for services valued at $33,700, and an additional 6,635 shares for an account payable valued at $5,000 and 7,500 shares for prepaid expense of $4,200. Also, a note holder elected to convert principal in the amount of $54,000 into 108,000 shares of common stock.

During March 2003, the compensation committee and board of directors authorized bonus compensation to be partially paid in common stock to Michael Barton, David Morris and George Becker, officers of the Company. Each was awarded a bonus of $12,000 and received the net amount after taxes of $7,700 by the issuance of 14,000 shares of common stock. George Knutsson, a Director also received 50,000 shares of common stock for services valued at $27,500. The compensation was valued at the closing price of the common stock on March 16, 2003 the day prior to the Compensation committee meeting.




































The accompanying notes are an integral part of these financial statements.

             ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended February 28, 2003.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of May 31, 2003, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended May 31, 2003, are not necessarily indicative of the results that may be expected for the year ended February 28, 2004.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Participation Certificates

Revenue was received during the period that is subject to revenue sharing with holders of the Cambridge Revenue Participation Certificates. The obligation, which was accrued and subsequently paid, has been classified as other expense.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                         Three Months Ended May 31,
                                              2003          2002
                                         -----------    -----------
Net (loss):
  As reported                            $  (692,948)   $  (550,146)
  Pro forma adjustment for compensation  $  (109,330)   $   (70,350)
                                         ------------   ------------
  Pro forma                              $  (802,278)   $  (620,496)
                                         ============   ============

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and diluted(loss) per share:
  As reported                            $     (0.02)   $     (0.02)
  Pro forma                              $     (0.03)   $     (0.02)

The weighted average estimated fair value of stock options granted during the three months ended May 31, 2003 and 2002 was $.53 and $1.33 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three months ended May 31:

                                             2003           2002
                                           -------        -------
Risk-free interest rate                      2.3%           2.3%
Expected volatility of common stock          188%           193%
Dividend Yield                                 0%             0%
Expected life of options                  5 years        4 years

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

Restatement of Fourth Quarter Adjustment

In the fourth quarter for the year ended February 28, 2003, we recorded an adjustment that reduced net loss for the quarter ended May 31, 2002 by $26,300. The Statement of Operations and Statement of Cash Flows in this report reflect this adjustment.

NOTE C - ACCOUNTS PAYABLE

Accounts payable at May 31, 2003 consist of trade accounts payable of $114,639 and the balance due on an insurance premium finance agreement including interest at 7.33% of $74,392 to be paid in eight monthly installments.

NOTE D - NOTES PAYABLE

During the quarter ended May 31, 2003, the Company received subscriptions for $978,750 of Convertible Notes that are to be fully funded through July 2003. As of May 31, 2003, the Company had collected $660,250. The Notes become due one year from the date of issuance, bear interest at 8% per annum and are

            ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - NOTES PAYABLE - continued

convertible along with any unpaid interest into common stock at $1.25 per share. If the Notes are converted the note holder will also receive a warrant to purchase one share of common stock at a price of $2.50 per share for each $1.25 of principal and interest so converted.

NOTE E - GOING CONCERN

We have incurred net losses of $10,558,258 since inception, and will not generate revenue until we are successful at locating one or more of our target shipwrecks and bringing the find to sale or otherwise generating revenue.

As of May 31, 2003, we had working capital of $165,011 as indicated by current assets exceeding current liabilities, and will need to raise additional capital to fund our operations during the next twelve months. We plan to sell equity, project specific revenue participation, sponsorships or debt to meet our capital needs.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 2.  MANAGEMENT'S PLAN OF OPERATION.

Forward-Looking Information

This Report on Form 10-QSB contains forward-looking statements. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Plan of Operation

In the long term, we expect to derive substantially all of our revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas, and potentially, through the operation of exhibits and/or themed attractions. Therefore, until we are successful in acquiring and marketing artifacts and/or cargoes or opening exhibits or themed attractions, we will be dependent upon investment capital to meet our cash flow requirements. To date, we have conducted private placements of debt, equity and project specific revenue participation to meet our financial obligations.

For the next twelve months, we anticipate spending approximately $120,000 per month to pay salaries, general office expense and project development expenses. In addition, we spend approximately $90,000 to $120,000 per month to operate the RV Odyssey. The level of expense is related to the type of equipment we are deploying and the number of technical crew required for its deployment.

Generally, our current operational plans call for:

  *  a pre-disturbance survey and recovery operations on the Sussex Project,
  *  completing the search operations for the Bavaria,
  * conducting recovery and identification operations on two or more sites within the Bavaria search area that have been arrested,
  *  completing the search phase of the Republic Project and,
  *  investigating exhibit and attraction opportunities.

With the exception of the completion of the Bavaria search operations, the entire plan is subject to our ability to obtain the required vessels, equipment, personnel and financing for each component part of the plan.

We have revenue sharing obligations associated with each project, which reduces our share of any potential revenue from these projects. Refer to our Form 10K-SB for the year ended February 28, 2003 for a description of these arrangements.

Sussex Project

The process for appointment and approval of Odyssey's archaeological team for the Sussex project has taken longer than expected, nevertheless, we intend to commence the preliminary archaeological survey in late summer or early fall 2003. Once the archaeological staffing is completed and the financing, equipment, vessels, personnel and financing can be obtained; we intend to begin recovery operations shortly after the preliminary survey is completed. The budget for the Sussex recovery and conservation is approximately $3 million. If the recovery is highly successful, this amount may increase to approximately $4.5 million or more as a result of additional conservation, documentation, curation and security expenses that may need to be incurred.

Bavaria Project

During the past quarter, we continued search and identification operations on the Bavaria Project. We believe the search operations will be concluded in late July or early August. We have already located the wreckage of one shipwreck, which has many of the characteristics of the Bavaria, although it has not been confirmed as the target. We filed an arrest on this shipwreck in the United States District Court for the Middle District of Florida on July 10, 2003. Arresting the wreck site is a legal process whereby we seek to obtain priority salvage or finder status and sole and exclusive possession of the shipwreck and cargo. In order to further identify this shipwreck, we intend to mobilize a larger vessel and a work class ROV system. We are currently attempting to source the vessel, equipment, personnel and financing to begin this operation during the summer or early fall of this year. Our budget for identification and recovery is approximately $1 to $1.5 million. We believe that it will be possible to perform this operation concurrently with the Sussex preliminary survey, although we intend to plan both operations in a manner that is most cost-effective in terms of mobilizing ships and equipment. This could lead to the operations being performed consecutively.

Either one of these two operations could be performed through the winter months, although weather factors increase costs for operations once winter begins.

We also located, identified and have arrested a second site known as Site BA02. Site BA02 is an unidentified shipwreck that contains a large quantity of Chinese and English pottery including well-preserved and interesting blue and white Chinese export porcelain dating from between the late 1700's and early 1800's. We believe this site is not the "Bavaria", although the site has potential archaeological and economic value.

Republic Project

We are planning to recommence the search operations for the Republic Project during the late summer or early fall of 2003 when the weather at the search area is more conducive for offshore operations. The budget to complete the Republic Project search is approximately $350,000. If the shipwreck is located, the budget for recovery and conservation is expected to be between $1 million and $2 million.

This project is planned to run concurrently with other operations, and the ship, side scan sonar system and crewmembers have already been identified. This project's location in the Pacific Ocean requires that it be performed in a relatively narrow weather window between August and October.

Revenue

During the three-month period ending May 31, 2003, we realized revenue from survey services conducted for an unrelated third party utilizing the R/V Odyssey and personnel in the amount of $45,200. We also had revenue from the sale of advance book publishing rights in the amount of $14,167.

Liquidity and Capital Resources

As of May 31, 2003, we had working capital of $165,011 as indicated by current assets exceeding current liabilities, and will need to raise additional capital to fund our operations during the next twelve months. We plan to sell equity, project specific revenue participation, sponsorships or debt to meet our capital needs. However, there can be no assurance that we will be able to raise sufficient capital to fund our plan of operation.

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

                         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities.

During the three months ending May 31, 2003, four consultants were issued a total of 58,135 shares of common stock for services valued at $33,700, and an additional 6,635 shares for an account payable valued at $5,000 and 7,500 shares for prepaid expense of $4,200. Also, a note holder elected to convert principal in the amount of $54,000 into 108,000 shares of common stock.

The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The individuals were provided with information regarding the Company and their investment, and the Company believes that the individuals had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the shares bear an appropriate legend restricting the transfer of such shares.

During March 2003, common stock was issued to Michael Barton, David Morris and George Becker, officers of the Company. Each was awarded 14,000 shares of common stock valued at $7,700. George Knutsson, a Director, also received 50,000 shares of common stock for services valued at $27,500.

The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The individuals were provided with information regarding the Company and their investment, and the Company believes that the individuals had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the shares bear an appropriate legend restricting the transfer of such shares.

During the quarter ended May 31, 2003, the Company received subscriptions from ten accredited investors for $978,750 of Convertible Notes that are to be fully funded through July 2003. As of May 31, 2003, the Company had received $660,250. The Notes become due one year from the date of issuance, bear interest at 8% per annum and are convertible along with any unpaid interest into common stock at $1.25 per share. If the Notes are converted the note holder will also receive a warrant to purchase one share of common stock at a price of $2.50 per share for each $1.25 of principal and interest so converted.

The securities were sold pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933. The Company filed a Form D with the SEC concerning this offering. The investors were provided with information regarding the Company and their investment, and the Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the securities bear an appropriate legend restricting the transfer of such securities.

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

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


                                ODYSSEY MARINE EXPLORATION, INC.



Date: July 15, 2003             By:/s/ Michael V. Barton
                                   Michael V. Barton, Chief Financial Officer
                                   and Authorized Officer


                               CERTIFICATIONS

I, John C. Morris, certify that:

     1. I have reviewed this quarterly Form 10-QSB of Odyssey Marine Exploration, Inc.;

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

Dated: July 15, 2003


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


Dated: July 15, 2003


                                  /s/ Michael V. Barton
                                  Michael V. Barton
                                  Chief Financial Officer
                                  (Principal Financial Officer)