Form 10QSB
period 2003-08-31
ODYSSEY MARINE EXPLORATION INC
filed 2003-10-15
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31, 2003

                         Commission File Number 0-26136

                         ODYSSEY MARINE EXPLORATION, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                  84-1018684
-----------------------------------           ----------------------
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

                       [ X ]  Yes          [   ]  No

As of September 30, 2002, the Registrant had 34,423,799 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]
















                                    INDEX



Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     August 31, 2003............................................        3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended August 31, 2003, and 2002.....................        4

     Unaudited Consolidated Statements of Operations, Six
     Months Ended August 31, 2003, and 2002.....................        5

     Unaudited Consolidated Statements of Cash Flows, Six
     Months Ended August 31, 2003, and 2002.....................   6 -  7

     Notes to Consolidated Financial Statements.................   8 - 10

Item 2. Management's Plan of Operation..........................  11 - 13

Item 3. Controls and Procedures.................................       13


Part II: Other Information......................................       14

     Item 1.  Legal Proceedings.................................       14

     Item 2.  Change in Securities..............................       14

     Item 3.  Defaults Upon Senior Securities...................       14

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       14

     Item 5.  Other Information.................................       14

     Item 6.  Exhibits and Reports on Form 8-K..................       14

Signatures .....................................................       16

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 2003 - Unaudited

ASSETS
CURRENT ASSETS
  Cash                                                         $ 2,673,441
  Prepaid expense                                                  265,919
  Other current assets                                              11,289
                                                               -----------
          Total current assets                                   2,950,649

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                  3,174,666
  Accumulated depreciation                                        (336,354)
                                                               -----------
                                                                 2,838,312
OTHER ASSETS
  Loans receivable from related parties                            264,511
  Inventory                                                         19,692
  Deposits                                                         364,969
                                                               -----------
                                                                   649,172
                                                               -----------
TOTAL ASSETS                                                   $ 6,438,133
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $   238,353
  Accrued expenses                                                  47,469

                                                               -----------
            Total current liabilities                              285,822

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
 Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized;  none issued
     and none outstanding                                                -
 Common stock - $.0001 par value; 100,000,000 shares
     authorized; 34,403,799 issued and outstanding                   3,440
  Additional paid-in capital                                    17,093,013
  Accumulated deficit                                          (11,831,642)
                                                               -----------
            Total stockholders' equity                           5,264,811
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 6,438,133
                                                               ===========






The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                    Three Months Ended
                                                         August 31,
                                                    2003           2002
                                                -----------    -----------

REVENUE, net of selling expense                      11,052              -

GENERAL AND ADMINISTRATIVE EXPENSES
 Administrative                                     432,701        296,730
 Depreciation                                        54,849         19,774
                                                -----------    -----------
                                                    487,550        316,504
OPERATING EXPENSES
 Project operations                                 685,725        337,826
 Marketing and promotion                             15,000         25,520
                                                -----------    -----------
 Total operating expenses                           700,725        363,346

                                                -----------    -----------
(LOSS) FROM OPERATIONS                           (1,177,223)      (679,850)

OTHER INCOME OR (EXPENSE)
 Interest income                                      6,421          8,427
 Interest expense                                  (108,316)        (1,415)
 Gain on disposal of equipment                        5,736              -
                                                -----------    -----------
 Total other income or (expense)                    (96,159)         7,012
                                                -----------    -----------

NET LOSS                                        $(1,273,382)   $  (672,838)
                                                ===========    ===========

(BASIC AND DILUTED LOSS PER SHARE)              $     (0.04)   $     (0.03)

Weighted average number of common
 shares and potential common shares,
 basic and diluted outstanding.                  29,056,032     26,818,562
















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                     Six Months Ended
                                                         August 31,
                                                    2003           2002
                                                -----------    -----------

REVENUE, net of selling expense                 $    70,419              -

GENERAL AND ADMINISTRATIVE EXPENSES
 Administrative                                     891,884        585,072
 Depreciation                                        85,871         38,918
                                                -----------    -----------
                                                    977,755        623,990
OPERATING EXPENSES
 Project operations                                 921,388        566,999
 Marketing and promotion                             33,500         46,388
                                                -----------    -----------
 Total operating expenses                           954,888        613,387

(LOSS)FROM OPERATIONS                            (1,862,224)    (1,237,377)

OTHER INCOME OR (EXPENSE)
  Revenue participation expense                     (12,986)             -
  Interest income                                    12,370         17,223
  Interest expense                                 (109,227)        (2,830)
  Gain on disposal of equipment                       5,736              -
                                                -----------    -----------
 Total other income or (expense)                   (104,107)        14,393
                                                -----------    -----------
NET LOSS                                        $(1,966,331)   $(1,222,984)
                                                ===========    ===========

(BASIC AND DILUTED LOSS PER SHARE)              $     (0.07)   $     (0.05)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding.                 29,056,032     26,818,562
















The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                      Six Months Ended
                                                         August 31,
                                                    2003          2002
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                              $(1,966,331)   $(1,222,984)
Adjustments to reconcile net loss to
 net cash used by operating activity:

Common stock issued for
  Services                                           74,150          5,000
  Officer and director compensation                  50,600              -
  Interest payable                                  108,750              -

Depreciation                                         85,871         38,918
Gain on disposal of equipment                        (5,736)             -
Interest income related parties                     (10,494)       (10,438)
Interest expense related party                            -          2,830
  Inventory                                          (1,968)             -
  Inventory shrinkage                                   308            308
(Increase)in:
  Advances and deposits                            (348,668)       (41,718)
  Prepaid expenses                                 (199,171)        (7,832)
Increase (decrease) in:
     Accounts payable                               158,200         58,497
     Accrued expenses                                11,009         14,494
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES           (2,043,788)    (1,162,925)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (2,241,171)       (29,302)
                                                 ----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES          (2,241,171)       (29,302)
                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from
     Issuance of common stock                     5,157,625      1,031,000
     Repayment of related party loans receivable     38,610              -
     Issuance of notes payable                      978,750              -
  Repayment of note payable to related party         (2,144)             -
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         6,172,841      1,031,000
                                                 ----------    -----------

NET CHANGE IN CASH                                1,887,882       (161,227)

CASH AT BEGINNING OF PERIOD                         785,559        857,549
                                                -----------    -----------
CASH AT END OF PERIOD                           $ 2,673,441    $   696,322
                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

SUPPLEMENTARY INFORMATION:

 Interest paid                                  $    11,229              -
 Income taxes paid                              $         -              -

Summary of significant non-cash transactions:

During August 2003 the holder of Series C Convertible Preferred stock elected to convert the share into 400,000 shares of common stock and a warrant to purchase and additional 400,000 shares of common stock at a price of $2.50 per share. The warrant expires on November 21, 2003. Also during August ten unrelated note-holders converted $978,750 of principal and $108,750 of interest into 870,000 shares of common stock, and a consultant received 7,143 shares of common stock for services valued at $5,000.

During July 2003 a researcher received 25,000 shares of common stock for research, valued at $31,250, regarding the location and cargo of the SS Republic.

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

During the quarter ending August 31, 2002, a related party exercised a non-statutory stock option in part by conversion of an accrued expense account due to the related party in the amount of $9,000. Also, an unrelated party elected under the terms of a consulting agreement with the Company, to receive 9,550 shares of restricted common stock in satisfaction of services valued at $5,000 and payment toward an account receivable of $5,000 due from the Company.













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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of August 31, 2003, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended and six months ended August 31, 2003, are not necessarily indicative of the results that may be expected for the year ended February 28, 2004.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Participation Certificates

Revenue was received during the period ended May 31, 2003 that is subject to revenue sharing with holders of the Cambridge Revenue Participation Certificates. The obligation, which was accrued and subsequently paid, has been classified as other expense.

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

                                           Three Months Ended August 31,
                                               2003            2002
                                           -------------   ------------
Net (loss):
  As reported                              $ (1,273,382)   $  (672,838)
  Pro forma adjustment for compensation    $   ( 45,500)   $   (63,680)
                                           ------------    -----------
  Pro forma                                $ (1,318,882)   $  (736,518)
                                           ============    ===========

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and diluted(loss) per share:
  As reported                            $     (0.04)   $     (0.03)
  Pro forma                              $     (0.05)   $     (0.03)

                                         Six Months Ended August 31,
                                             2003           2002
                                         ------------   -----------
Net (loss):
  As reported                            $(1,966,331)   $(1,222,984)
  Pro forma adjustment for compensation  $  (154,830)   $  (134,030)
                                         -----------    -----------
  Pro forma                              $(2,121,161)   $(1,357,014)
                                         ===========    ===========

Basic and diluted(loss) per share:
  As reported                            $     (0.07)   $     (0.05)
  Pro forma                              $     (0.07)   $     (0.05)


The weighted average estimated fair value of stock options granted during the three months ended August 31, 2003 and 2002 was $1.16 and $0.91 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three months ended Aug 31:

                                             2003           2002
                                          --------       --------
Risk-free interest rate                      1.74%          2.3%
Expected volatility of common stock           208%          193%
Dividend Yield                                 0%             0%
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

Restatement of Fourth Quarter Adjustment

In the fourth quarter for the year ended February 28, 2003, we recorded an adjustment that reduced net loss for the quarter ended August 31, 2002 by $1,250 and for the six month ended August 31, 2002 by $27,550. The Statement of Operations and Statement of Cash Flows in this report reflect these adjustments.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - PROPERTY AND EQUIPMENT

During the month of August, we purchased the 251-foot vessel Northern Prince from J-Marr Ltd. for $1.2 million. We also purchased a large work class remotely operated vehicle (ROV) from Tyco Telecommunications, Inc. for $700,000. In addition we purchased specialized navigation and recovery equipment in the amount of $341,174. We renamed the vessel Odyssey Explorer and named the ROV Zeus. The useful life of the vessel and ROV are ten and seven years respectively and depreciation is calculated using straight line method.

NOTE D - ACCOUNTS PAYABLE

Accounts payable at August 31, 2003 consist of trade accounts payable of $201,157 and the balance due on an insurance premium finance agreement including interest at 7.33% of $37,196 to be paid in eight monthly installments.

NOTE E - NOTES PAYABLE

During the quarter ended May 31, 2003, we received subscriptions for $978,750 of Convertible Notes Payable. The Notes Payable terms were for payment no later than one year from the date of issuance, interest payable at 8% per annum, and convertible into common stock at $1.25 per share and an additional warrant to purchase a share of common stock at $2.50 per share for all shares converted from the principle and interest.

During the quarter ended August 31, 2003, we offered the holders of these Notes Payable a conversion rate of the original principle amount plus 11.1% in lieu of the original 8% stated rate. All the note holders converted their notes and accrued interest into 870,000 shares of common stock and 870,000 warrants to purchase a share of common stock at $2.50 per share. The warrants expire on October 6, 2005. Interest expense recorded for these notes is $108,750.

NOTE F - PREFERRED STOCK CONVERSION

During the three months ending August 31, 2003, the holder of Series C Convertible Preferred stock elected to convert the share into 400,000 shares of common stock and a warrant to purchase and additional 400,000 shares of common stock at a price of $2.50 per share. The warrant expires on November 21, 2003. Under the provisions of the Certificate of Designation for Series C Convertible Preferred Stock the one share of preferred stock converted was returned to the status of authorized, un-issued preferred stock of the corporation.

NOTE G - SUBSEQUENT EVENTS

During the month of September, we mobilized the Odyssey Explorer and Zeus in a shipyard in Baltimore, Maryland. During this mobilization process we added specialized navigational and recovery equipment for a combined cost of approximately $1,008,000.

In addition to the purchase and mobilization of the Odyssey Explorer, we also added advanced search and positioning equipment to our search vessel RV Odyssey. The combined cost of this equipment was $185,000.

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

Plan of Operation - Generally

In the long term, we expect to derive substantially all of our revenue through the sale of and/or display of shipwreck cargoes and artifacts, including replicas, and potentially, through the operation of exhibits and/or themed attractions. Therefore, until we are successful in acquiring and marketing artifacts and/or cargoes or opening exhibits or themed attractions, we will be dependent upon investment capital to meet our cash flow requirements. To date, we have conducted private placements of debt, equity and project specific revenue participation to meet our financial obligations.

Administration

For the next twelve months, we anticipate spending approximately $150,000 per month to pay salaries, general office expense and project development expenses. We anticipate the funds for these expenses will be paid out of operating capital.

Operations

Generally, our current operational plans for the next twelve months call for:

     * conducting recovery operations on a shipwreck site believed to be the remains of the SS Republic,
     * conducting identification and possible recovery operations on two or more additional sites within the Bavaria search area,
     * conducting a pre-disturbance survey and recovery operations on the Sussex Project, completing the search phase of the Seattle (formerly the Republic) Project,
     * conducting search operations on one or more undisclosed sites, and investigating exhibit and attraction opportunities.

Bavaria Project - SS Republic

During the month of August, we located what we believe to be the remains of the shipwreck of the SS Republic, a side-wheel steamer that sank during a Hurricane in 1865. The Republic was the primary target for our Bavaria Project. Our research indicates that the Republic was carrying a substantial cargo of specie, and perhaps other valuable cargo, which sank with the vessel.

We arrested this shipwreck on August 11, 2003 in the U. S. District Court, Middle District of Florida in Tampa. Potential claimants had until September 1, 2003 to file claims with respect to the shipwreck. No claims were filed with the court, however, The United States Government made an inquiry to determine if any Government payroll was lost with the vessel. We are unaware of any such payroll and allowed the Government until October 20, 2003 to file any claim. In addition, we are aware of one insurance company that we believe paid claims on approximately $45,000 worth of specie and approximately $96,000 of "other cargo". We are currently negotiating with the insurance company with a view towards settling their potential claim in an amount similar to the amount they were awarded for their claims against the gold that was recovered from the S.S. Central America by the Columbus America Group.

Archaeologically sensitive recovery operations were commenced at the shipwreck site during the first full week of October. During the initial site inspection, we recovered a ship's bell that we believe positively identifies the site as that of the SS Republic. While there can be no certainty of the amount of time that will be required to explore the shipwreck, we believe recovery operations will be concluded within thirty to ninety days at a cost of between $500,000 and $1.5 million (exclusive of the capital cost of equipment and mobilization).

Assuming the recovery of the shipwreck is successful, meaning the cargo we anticipate finding is located and recovered, we believe we will begin to generate revenue from this shipwreck during the last quarter of this fiscal year or the first quarter of the next fiscal year.

Bavaria Project - Other Targets

In addition to the shipwreck we believe to be the Republic, we have located two other shipwrecks that may have commercial value. We also intend to conduct search operations in one more area that our research indicates may contain another shipwreck with potential commercial value.

When we conclude the recovery operations on the shipwreck believed to be SS Republic, we intend to explore the additional sites within the Bavaria search area with our new vessel Odyssey Explorer and ROV system, ZEUS.

Sussex Project

The process for appointment and approval of Odyssey's archaeological team for the Sussex project is not yet complete, due in part to longer than expected delays in the UK MOD's response from their archeological advisors. In the interim, we have redirected our resources to the recovery of the shipwreck believed to be the SS Republic. We plan to begin the recovery of the Sussex during early 2004.

The budget for the Sussex recovery and conservation is approximately $3 million. If the recovery is highly successful, this amount may increase to approximately $4.5 million or more as a result of additional conservation, documentation, curation and security expenses that may need to be incurred.

Seattle Project (Formerly known as the Republic Project)

We recommenced the search operations for the Seattle Project during September 2003. The results of the search operation will be announced when the actual operations, including post processing of the data, are complete. If the shipwreck is located, the budget for recovery and conservation is expected to be between $1 million and $2 million.

This project's location in the Pacific Ocean requires that it be performed in a relatively narrow weather window every year between August and October. If the vessel is located, exploration and recovery operation would most likely be conducted during the period from August through October 2004.

Equipment and Capital Spending

During the month of August, we purchased the 251-foot vessel Northern Prince from J-Marr Ltd. for $1.2 million. We also purchased a large work class remotely operated vehicle (ROV) from Tyco Telecommunications, Inc. for $700,000. We renamed the vessel Odyssey Explorer and named the ROV Zeus. During August and September, we mobilized the Odyssey Explorer and Zeus in a shipyard in Baltimore, Maryland. During this mobilization process we added specialized navigational and recovery equipment for a combined cost of approximately $1,349,000.

In addition to the purchase and mobilization of the Odyssey Explorer, we also added advanced search and positioning equipment to our search vessel RV Odyssey. The combined cost of this equipment was $185,000. The addition of this equipment will significantly increase the efficiency and reduce the operating cost associated with our future search operations.

Liquidity and Capital Resources

As of August 31, 2003, we had working capital of $2,664,827 as indicated by current assets exceeding current liabilities.

During the month of August we sold 40.225 units of a private placement for a combined purchase price of $5,028,125. Each $125,000 unit consisted of 100,000 shares of $.0001 par value common stock and a warrant to purchase an additional 100,000 shares of common stock at the purchase price of $2.50 per share. The warrants expire on October 6, 2005. There can be no assurance of when or how many of these warrants will be exercised.

As a result of private placements conducted during 2002 and the conversion of Series C Convertible Preferred Stock, there are also warrants outstanding that entitle the holders to purchase up to 2,280,800 of additional shares of our $.0001 par value common stock at a purchase price of $2.50 per share. These warrant will expire November 21, 2003. While there can be no assurance of when or how many of these warrants will be exercised, we believe that if the recovery operation on the shipwreck believed to be SS Republic is successful a substantial number of these warrants will be exercised prior to their expiration.

During the next twelve months we anticipate spending approximately $6 million for search and recovery operations. We anticipate the funding for these operations will come from the exercise of warrants, borrowing secured by company assets or through revenue generated by the sale of recovered cargoes.
ITEM 3. Controls and Procedures

As of August 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities.

During August 2003 we sold 40.225 Units costing $125,000 per Unit. Each Unit consisted of 100,000 shares of $.0001 par value common stock and a warrant for the purchase of 100,000 shares of common stock at a purchase price of $2.50 per share. The warrants expire on October 6, 2005. The units were sold to 48 accredited investors pursuant to a private placement offering.

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

During the three months ending August 31, 2003, the holder of Series C Convertible Preferred stock elected to convert the share into 400,000 shares of common stock and a warrant to purchase and additional 400,000 shares of common stock at a price of $2.50 per share. The warrant expires on November 21, 2003. Also during August ten unrelated note-holders converted $978,750 of principal and $108,750 of interest into 870,000 shares of common stock and 870,000 warrants for the purchase of common stock at $2.50 per share. One individual received 25,000 shares and a warrant for the purchase of 25,000 shares at $2.50 per share for research. The Warrant expires on October 6, 2005. A consultant was issued 7,143 shares of common stock for services valued at $5,000.

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

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1      Certification of Chief Executive    Filed herewith electronically
          Officer pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002

31.2      Certification of Chief Financial    Filed herewith electronically
          Officer pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002


32.1      Certification of Chief Executive   Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

32.2      Certification of Chief Financial   Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

(b) Reports on Form 8-K.

We filed one report on Form 8-k dated August 8, 2003, reporting information under Item 2 of that form concerning the purchase of a motor vessel Northern Prince and a remotely operated vehicle.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ODYSSEY MARINE EXPLORATION, INC.



Date: October 15, 2003             By:/s/ Michael V. Barton
                                   Michael V. Barton, Chief Financial Officer
                                   and Authorized Officer