Form 10QSB
period 2003-11-30
ODYSSEY MARINE EXPLORATION INC
filed 2004-01-14
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003

                         Commission File Number 1-31895


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

                  [ X ]  Yes          [   ]  No

As of December 31, 2003, the Registrant had 37,152,099 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]

                                    INDEX



Part I: Financial Information                                     Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     November 30, 2003..........................................        3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended November 30, 2003, and 2002...................        4

     Unaudited Consolidated Statements of Operations, Nine
     Months Ended November 30, 2003, and 2002...................        5

     Unaudited Consolidated Statements of Cash Flows, Nine
     Months Ended November 30, 2003, and 2002...................   6 -  7

     Notes to Consolidated Financial Statements.................   8 - 11

Item 2. Management's Plan of Operation..........................  11 - 14

Item 3. Controls and Procedures.................................       14

Part II: Other Information......................................       14

     Item 1.  Legal Proceedings.................................       14

     Item 2.  Change in Securities..............................       14

     Item 3.  Defaults Upon Senior Securities...................       14

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................       14

     Item 5.  Other Information.................................       15

     Item 6.  Exhibits and Reports on Form 8-K..................       15

Signatures .....................................................       16

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 2003 - Unaudited

ASSETS
CURRENT ASSETS
  Cash                                                         $ 3,422,149
  Investments                                                    2,988,664
  Prepaid expense                                                  328,154
  Other current assets                                               2,398
                                                               -----------
          Total current assets                                   6,741,365

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                  4,209,605
  Accumulated depreciation                                        (476,145)
                                                               -----------
                                                                 3,733,460
OTHER ASSETS
  Loans receivable from related parties                            269,787
  Inventory                                                        594,783
  Deposits                                                          33,538
                                                               -----------
                                                                   898,108
                                                               -----------
TOTAL ASSETS                                                   $11,372,933
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $   440,974
  Accrued expenses                                                  62,905
                                                               -----------
            Total current liabilities                              503,879

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
  Preferred stock - $.0001 par value; 9,300,000 shares
     authorized, none outstanding                                        -
  Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized; none issued and
     none outstanding                                                    -
  Common stock - $.0001 par value; 100,000,000 shares
     authorized; 37,152,099 issued and outstanding                   3,715
  Additional paid-in capital                                    23,648,363
  Accumulated deficit                                          (13,670,524)
                                                               -----------
            Total stockholders' equity                           9,981,554
                                                               -----------
                                                               $11,372,933
                                                               ===========







The accompanying notes are an integral part of these financial statements.

             ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited

                                                    Three Months Ended
                                                        November 30,
                                                    2003           2002
                                                -----------    -----------

REVENUE, net of selling expense                 $     1,388    $         -

GENERAL AND ADMINISTRATIVE EXPENSES
 Administrative                                     496,121        326,383
 Depreciation                                       111,949         31,847
                                                -----------    -----------
                                                    608,070        358,230
OPERATING EXPENSES
 Project operations                               1,247,230        305,151
 Marketing and promotion                             31,968         27,509
                                                -----------    -----------
 Total operating expenses                         1,279,198        332,660

(LOSS) FROM OPERATIONS                           (1,885,880)      (690,890)

OTHER INCOME OR (EXPENSE)
 Interest income                                      6,994          8,353
 Interest expense                                         -         (1,400)
 Gain from legal settlement                          40,000              -
 Other                                                    -            500
                                                -----------    -----------
 Total other income or (expense)                     46,994          7,453
                                                -----------    -----------

NET LOSS                                        $(1,838,886)   $  (683,437)
                                                ===========    ===========

(BASIC AND DILUTED LOSS PER SHARE)              $     (0.06)   $     (0.03)

Weighted average number of common
 shares and potential common shares,
 basic and diluted outstanding.                  30,702,034     27,180,073

















The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - Unaudited


                                                    Nine Months Ended
                                                       November 30
                                                    2003           2002
                                                -----------    -----------

REVENUE                                         $    71,807    $         -

GENERAL AND ADMINISTRATIVE EXPENSES
 Administrative                                   1,388,006        912,149
 Depreciation                                       197,820         70,071
                                                 -----------   -----------
                                                  1,585,826        982,220
OPERATING EXPENSES
 Project operations                               2,168,619        872,150
 Marketing and promotion                             65,467         73,897
                                                -----------    -----------
 Total operating expenses                         2,234,086        946,047

(LOSS)FROM OPERATIONS                            (3,748,105)    (1,928,267)

OTHER INCOME OR (EXPENSE)
 Interest income                                     19,364         25,576
 Interest expense                                  (109,227)        (4,230)
 Gain on disposal of equipment                        5,736              -
 Gain from legal settlement                          40,000              -
 Revenue participation                              (12,986)             -
 Other                                                    -            500
                                                -----------    -----------
 Total other income or (expense)                    (57,113)        21,846
                                                -----------    -----------
NET LOSS                                        $(3,805,218)   $(1,906,421)
                                                ===========    ===========

(BASIC AND DILUTED LOSS PER SHARE)              $     (0.12)   $     (0.07)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding.                 30,702,034     27,180,073















The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                     Nine Months Ended
                                                       November 30
                                                    2003           2002
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                      $(3,805,218)   $(1,906,421)
Adjustments to reconcile net loss to
 net cash used by operating activity:
Common stock issued for:
   Services                                          74,150         10,000
   Officer and director compensation                 50,600              -
   Interest payable                                 108,750              -
Depreciation                                        225,663         70,071
Gain on disposal of equipment                        (5,736)             -
Interest income related parties                     (15,770)       (15,853)
Interest expense related party                            -          4,230
Inventory                                          (575,877)           308
(Increase)in:
   Advances, accounts receivable and deposits        (9,481)       (24,317)
   Prepaid expenses                                (261,453)       (61,862)
Increase (decrease) in:
   Accounts payable                                 360,820         76,271
   Accrued expenses                                  26,451         27,522
                                                -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES           (3,827,101)    (1,820,051)
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment               (3,276,111)      (557,325)
Purchase of U.S. Treasury Bills                  (2,988,664)             -
Increase in loan receivable                               -         (5,000)
                                                -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES          (6,264,775)      (562,325)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
   Issuance of common stock                      11,713,250      2,447,000
   Issuance of preferred stock                            -        500,000
   Repayment of related party loans receivable       38,610              -
   Issuance of notes payable                        978,750              -
Repayment of note payable to related party           (2,144)             -
                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        12,728,466      2,947,000
                                                -----------    -----------
NET INCREASE IN CASH                               2,636,590        564,624

CASH AT BEGINNING OF PERIOD                         785,559        857,549
                                                -----------    -----------
CASH AT END OF PERIOD                           $ 3,422,149    $ 1,422,173
                                                ===========    ===========


The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

SUPPLEMENTARY INFORMATION:

 Interest paid                                  $    11,229     $        -
 Income taxes paid                              $         -     $        -

Summary of significant non-cash transactions:

During August 2003 the holder of Series C Convertible Preferred stock elected to convert the share into 400,000 shares of common stock and a warrant to purchase an additional 400,000 shares of common stock at a price of $2.50 per share. Also during August, ten unrelated note-holders converted $978,750 of principal and $108,750 of interest into 870,000 shares of common stock, and a consultant received 7,143 shares of common stock for services valued at $5,000.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of November 30, 2003, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended and nine months ended November 30, 2003, are not necessarily indicative of the results that may be expected for the year ended February 28, 2004.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Participation Certificates

Revenue was received during the period ended May 31, 2003 that is subject to revenue sharing with holders of the Cambridge Revenue Participation Certificates. The obligation, which was accrued and subsequently paid, has been classified as other expense.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                          Three Months Ended November 30,
                                               2003            2002
                                           -------------   -------------
Net (loss):
  As reported                              $ (1,838,886)   $  (683,437)
  Pro forma adjustment for compensation    $   (256,209)   $   (35,050)
                                           ------------    -----------
  Pro forma                                $ (2,095,095)   $  (718,487)
                                           ============    ===========

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic and diluted(loss) per share:
  As reported                            $     (0.06)   $     (0.03)
  Pro forma                              $     (0.07)   $     (0.03)


                                       Nine Months Ended November 30,
                                             2003           2002
                                        --------------  -----------
Net (loss):
  As reported                            $(3,805,218)   $(1,906,421)
  Pro forma adjustment for compensation  $  (411,039)   $  (169,080)
                                         -----------    -----------
  Pro forma                              $(4,216,257)   $(2,075,501)
                                         ===========    ===========

Basic and diluted(loss) per share:
  As reported                            $     (0.12)   $     (0.07)
  Pro forma                              $     (0.14)   $     (0.07)

The weighted average estimated fair value of stock options granted during the three months ended November 30 2002 was $1.09. No options were granted during the quarter ended November 30, 2003. This amount was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three months ended November 30:

                                             2003           2002
                                           ---------      ---------

Risk-free interest rate                       N/A            2.3%
Expected volatility of common stock           N/A            193%
Dividend Yield                                N/A              0%
Expected life of options                      N/A         4 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair-value of the options. Our options do not have the characteristics of traded options, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of our options.

Equity instruments issued, if any, to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

Restatement of Fourth Quarter Adjustment

In the fourth quarter for the year ended February 28, 2003, we recorded an adjustment that reduced net loss for the quarter ended November 30, 2002 by $46,500 and for the nine month ended November 30, 2002 by $74,050. The Statement of Operations and Statement of Cash Flows in this report reflect these adjustments.

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INVESTMENTS

On November 28, 2003 we purchased five United States Treasury Bills each of which mature for $1,000,000 if held to maturity. Two of these which were purchased at a cost of $1,996,888 and had original maturity dates of less than 90 days have been classified as cash. The costs and maturities of the three remaining Treasury Bills are as follows:

            Maturity    Investment Cost
            --------    ---------------
             3/25/04    $   997,109
             4/22/04    $   996,275
             5/20/04    $   995,280
                        -----------
                        $ 2,988,664
                        ===========
NOTE D - INVENTORY

During the quarter ended November 30, 2003 we began to recover cargo consisting of gold and silver coins, bottles and other items from the SS Republic. Our total inventory of $594,783 consists of $19,692 in raw emeralds and $575,091 of SS Republic cargo. The SS Republic cargo has been valued by capitalizing the costs of recovery of these items. We are using the cost method of valuation according to Generally Accepted Accounting Principles. We believe the net realizable value will be substantially higher than the costs recorded.

NOTE E - ACCOUNTS PAYABLE

Accounts payable at November 30, 2003 consist of trade accounts payable of $431,675 and the balance due on an insurance premium finance agreement including interest at 7.33% of $9,299 to be paid in one remaining monthly installment.

NOTE F - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary difference that gives rise to the deferred tax asset is the Company's net operating loss carry forward.

We have approximately $10,000,000 of net operating loss carry forward at the
beginning of this fiscal year.   The carry forward will expire in various
years ending through year 2023. During this quarter, we have recovered coins and artifacts from the SS Republic wreck site and have plans to generate
revenues from sale of these coins and artifacts.   Although we expect to fully
utilize our net operating loss carry forward in the future as a result of this recovery effort, management believes additional recovery and conservation is necessary to make a reasonable estimate of the utilization of a deferred tax
asset.   Therefore, the valuation allowance remains at 100% for this quarter.

NOTE G - SUBSEQUENT EVENTS

On January 7, 2004, we entered into an Agreement with a potential claimant that we believe had a verifiable claim over the shipwreck of the SS Republic and some of its cargo. The potential claimant insured the hull, $45,000 worth of the specie and approximately $96,000 worth of "other cargo" at the time of

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - SUBSEQUENT EVENTS -  Continued

its' sinking. The party assigned all of their rights and interest in the shipwreck and its cargo to us in exchange for a one-time cash payment of $1.6 million which we anticipate will be capitalized as Inventory.

The United States Government has requested until January 31, 2004 to determine if they have a verifiable claim to any of the cargo being salvaged from the SS Republic. We remain unaware of any research or documents that would give rise to any claim by the Government. However, if the government were to prove a claim to any portion of the cargo, we believe we would be entitled to a salvage award equal to at least 90% of the recovered value based on previous court cases.

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

Plan of Operation - Generally

In the long term, we expect to derive substantially all of our revenue through the sale of and/or display of shipwreck cargoes and artifacts, including replicas, and potentially, through the operation of exhibits and/or themed attractions. Current recovery operations on the Republic Project are producing artifacts and specie that should allow us to generate revenue during the last quarter of this fiscal year or the first quarter of fiscal 2005. Once this revenue source has commenced, we believe we will have adequate cash flow to fund our operating and capital requirements for the foreseeable future.

Administration

For the next twelve months, we anticipate spending approximately $250,000 per month to pay salaries, general office expense and project development expenses. We anticipate the funds for these expenses will be paid out of operating capital.

Operations

Generally, our current operational plans for the next twelve months call for:

   *  conducting recovery operations on the wreck of the SS Republic,
   * conducting identification and possible recovery operations on two or more additional sites within the Bavaria search area,
   * conducting a pre-disturbance survey and recovery operations on the Sussex Project,
   *  completing the search phase of the Seattle (formerly the Republic)
      Project,

   *  conducting search operations on one or more undisclosed sites, and
   *  investigating exhibit and attraction opportunities.

Bavaria Project - SS Republic

During the month of August, we located the wreck of the SS Republic, a side-wheel steamer that sank during a Hurricane in 1865. The Republic was the primary target for our Bavaria Project. Our research indicates that the Republic was carrying a substantial cargo of specie, and perhaps other valuable cargo, which sank with the vessel.

We arrested this shipwreck on August 11, 2003 in the U. S. District Court, Middle District of Florida in Tampa. Potential claimants had until September 1, 2003 to file claims with respect to the shipwreck.

No claims were filed with the court, however, The United States Government made an inquiry to determine whether any Government payroll was lost with the vessel. We agreed to an extension of the 30 day claim period to allow the Government to conduct research on the vessel to determine whether or not they had a verifiable claim. In mid October, we requested that the Government file any claim if they felt they had information to support such a claim. On October 31, 2003 the Government filed a Motion for Extension of Time seeking an indefinite extension. On December 2, 2003 the Court entered an Order that required the Government to file any claim by December 31, 2003. The Order also directed us to make all of the recovered artifacts available for the Government's inspection.

During December 2003, the Government's representatives inspected the artifacts and reviewed our research documents. On January 2, 2004, the Government filed an additional Motion for Extension of Time requesting the Court to allow them until January 31, 2004 to complete their research and potentially file a verified claim. We then filed a Memorandum in Opposition to the United States of America's Motion for further Extension of Time to file a claim. In our Memorandum we notified the court of our finalized settlement with the Atlantic Mutual Insurance Company and of our intentions to file a motion seeking a partial salvage award for the artifacts recovered to date. We further requested that the Government only be allowed until January 22, 2004 to file a verifiable claim. We remain unaware of any research or documents that would give rise to any claim by the Government. However, if the government were to prove a claim to any portion of the cargo, we believe we would be entitled to a salvage award equal to at least 90% of the recovered value based on previous court cases.

The only other claimant that we believe had a verifiable claim over the shipwreck or any of its cargo was the Atlantic Mutual Insurance Company who insured the hull, $45,000 worth of the specie and approximately $96,000 worth of "other cargo". On January 7, 2004 we signed a contract with Atlantic Mutual wherein they assigned all of their rights and interest in the shipwreck and its cargo to us in exchange for a one-time cash payment of $1.6 million.

Archaeological excavation and recovery operations were commenced at the shipwreck site during the first full week of October 2003. During the initial site inspection, we recovered a ship's bell that we believe positively identified the wrecksite as that of the SS Republic.

After the completion of a detailed photomosaic of the site and archaeological pre-disturbance survey, recovery operations began and on November 6, 2003 we located the first specie at the site. Further exploration of the site revealed a substantial number of gold and silver coins. Approximately 780 gold coins and 3,300 silver coins were recovered during November and December 2003. The condition and variety of the rare coins we were recovering indicated that mistakes in coin handling could significantly decrease the numismatic value. Excavation operations were temporarily suspended on December 20, 2003, in order to evaluate the tools and methods being used for coin recovery. The evaluations and recommendations by numismatic conservators were taken into account in the development of new, safer and more efficient coin recovery and handling methods. In addition to the coins, approximately 575 bottles and other artifacts have been recovered and are currently being conserved and studied.

On January 12, 2004, the Odyssey Explorer returned to the Republic site and will continue to recover coins and other artifacts. Due to the large assemblage of coins and other artifacts, we believe the recovery operation will continue for at least another ninety to one hundred twenty days at an approximate cost of $500,000 per month.

Bavaria Project - Other Targets

We have located two other shipwrecks within the Bavaria search area that may have commercial value. We plan to conduct limited diagnostic exploration and sample artifact recovery to determine whether or not these shipwreck warrant additional research. We also intend to conduct search operations in one or more areas that our research indicates may contain another shipwreck with potential commercial value.

Sussex Project

During December 2003, meetings were held in London between representatives of Odyssey and the Ministry of Defense in order to address the archaeological staffing for the Sussex recovery project. The parties tentatively agreed to a May 2004 start date, which allows both sides to finalize contracts with the appropriate parties to fulfill the archaeological staffing.

The budget for the Sussex recovery and conservation is approximately $3 million. If the recovery is highly successful, this amount may increase to approximately $4.5 million or more as a result of additional conservation, documentation, curation and security expenses that may need to be incurred.

Seattle Project (Formerly known as the Republic Project)

We recommenced the search operations for the Seattle Project during September 2003. The search was non-conclusive and further search operations will need to be conducted to locate this shipwreck. Our current plan is to reevaluate all of the research and data in order to plan the search area for the 2004 season.

Equipment and Capital Spending

In order to accomplish our search and recovery objectives for 2004, we anticipate the need to purchase or lease an additional vessel and ROV system. We are currently investigating the market for vessels and ROV systems and anticipate we will consummate a purchase or lease of this equipment as soon as we are assured of sufficient cash flow from the Republic project.

Liquidity and Capital Resources

As of November 30, 2003, we had working capital of $6,237,486 as indicated by current assets exceeding current liabilities.

During the period ended November 30, 2003 a combination of warrants and stock options were exercised for the purchase of 2,748,300 shares of common stock providing the Company with $6,555,625 of operating capital.

During the next twelve months we anticipate spending approximately $12 million for search and recovery operations. We anticipate the funding for these operations will come from the exercise of warrants, borrowing secured by Company assets or through revenue generated by the sale of recovered cargoes.

ITEM 3. Controls and Procedures

As of November 30, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of November 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities.

During the quarter ended November 30, 2003, we issued a total of 2,580,000 shares of our common stock to 55 persons in private transactions upon the exercise of warrants held by those persons. The Company received total proceeds of $6,452,000 from the exercise of the warrants. The warrants were issued to the investors as part of earlier private offerings of the Company's securities. In connection with these issuances, the Company relied on the exemptions provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D thereunder. The investors had access to complete information concerning the Company, and we believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the shares were issued with an appropriate restrictive legend.

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On October 7, 2003, an Annual Meeting of the Shareholders was held to vote on the appointment of members to the Board of Directors and to ratify the appointment of the Company's independent auditors. The following six persons were elected to the Board of Directors each by a vote of 26,058,876 shares for and 400 shares withheld: John C. Morris, Gregory P. Stemm, George Knutsson, Henri Germain DeLauze, George E. Lackman, Jr., and David J. Saul.

The shareholders also ratified the appointment of Ferlita, Walsh & Gonzales, P.A., Certified Public Accountants, to act as independent auditors by a vote of 25,806,710 shares for, and 5,550 against and 247,016 abstentions. There were no broker non-votes.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1      Certification of Chief Executive    Filed herewith electronically
          Officer pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002

31. 2     Certification of Chief Financial    Filed herewith electronically
          Officer pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002

32.1      Certification of Chief Executive   Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

32.2      Certification of Chief Financial   Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

(b) Reports on Form 8-K.

During the quarter ended November 30, 2003, we filed one report on Form 8-K dated November 6, 2003, reporting information under Item 5 of that form concerning the discovery of gold coins at the site of the SS Republic recovery operation.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ODYSSEY MARINE EXPLORATION, INC.


Date: January 14, 2004             By:/s/ Michael V. Barton
                                   Michael V. Barton, Chief Financial Officer
                                   and Authorized Officer