Form 10KSB
period 2004-02-29
ODYSSEY MARINE EXPLORATION INC
filed 2004-05-28
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended February 29, 2004

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

                        [ X ]  Yes          [   ]  No

As of April 30, 2004, the Registrant had 37,993,099 shares of Common Stock, $.0001 Par Value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $123,000,000.

Transitional Small Business Disclosure format:    Yes  [   ]   No [ X ]


                                   PART I

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

(a)  Business Development

     Odyssey Marine Exploration, Inc. ("Odyssey," "the Company," "we," "our" or "us"), is a Nevada corporation formed March 5, 1986. Our principal office is located at 3604 Swann Ave., Tampa, Florida 33609 and our phone number is
(813) 876-1776.

     The Company has four wholly owned and operating subsidiaries:

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

     On July 30, 2003, the Company formed a wholly owned Nevada corporation, Odyssey Retriever, Inc., ("ORI") for the purpose of owning and operating a vessel suitable for conducting archaeologically sensitive exploration and recovery of shipwrecks.

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

     Odyssey's founders have significant experience in deep ocean shipwreck exploration, and have supervised extensive deep-water archeological excavations with ROVs. In addition to operational experience, our officers have taken a leadership role in the development of a shipwreck exploration industry, having founded the Professional Shipwreck Explorer's Association, served on the United States delegation for the Convention on the Protection of Underwater Cultural Heritage for four consecutive terms, provided advice to various government agencies on shipwreck policy issues in both the United States and abroad, and negotiated the world's first sovereign shipwreck partnering agreement with any government.

     Odyssey is being built on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep ocean search and recovery.

     Founding Principles

     Odyssey was founded on the following principles:

     * Ships have been lost through the centuries in deep water while carrying intrinsically valuable artifacts and cargoes.

     * The technology now exists to both find and recover these lost artifacts and cargoes in an archaeologically-sound fashion.

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

     * The research must indicate that the shipwreck was carrying enough intrinsically valuable cargo to pay for the high cost associated with deep-ocean archaeological recovery, and to provide an attractive return for our investors and shareholders.

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

     Revenue Sources

     Although we believe the majority of our anticipated revenue will be generated through the sales of intrinsically valuable cargoes, we also plan to produce revenue from other activities including marketing shipwreck merchandise, expedition sponsorships, sale of intellectual property rights, adventure tourism, archaeological services, traveling exhibits and operation of themed attractions.

     Active Projects

     Our vessel, Odyssey Explorer, is currently working on the SS Republic project and we plan to use it for the recovery of HMS Sussex later this summer. Our search vessel, RV Odyssey, is currently conducting search operations off the United States east coast.

     We originally submitted our project plan for HMS Sussex on November 11, 2002. On May 22, 2003 the British Government accepted our Project Plan and we began to make the arrangements for the financing, vessels, equipment and personnel necessary to begin operations. However, prior to completing these arrangements, we located the SS Republic, a steamship lost during a hurricane in 1865. We decided that we would conduct operations at the Republic site prior to starting the Sussex in order to perfect our archaeological recovery protocols.

     Since the weather is better for us to work off the United States Atlantic coast during the spring and early summer, we intend to complete the Republic exploration and potentially work on one or more other shipwrecks in that area prior to moving our equipment to the Mediterranean for the Sussex exploration.

     In prior years we have disclosed information concerning each of our search operations. In order to protect the identities of our current projects we have decided not to release any information relating to our search targets until we have located the targeted vessel(s) and determined a course of action to protect our property rights.

SS Republic Project

     The SS Republic is a side-wheel steamer lost in deep water in 1865 after battling a hurricane for two days. The ship, en-route from New York to New Orleans, was reportedly carrying $400,000 in specie (1865 face value) when it sank. The ship's history includes service in both the Confederate and Union navies during the Civil War.

     We discovered the shipwreck in the summer of 2003 nearly 1700 feet below the surface of the Atlantic Ocean approximately 100 miles off the Georgia coast. In March 2004, Odyssey was awarded title and ownership to the SS Republic shipwreck and cargo, including the hull, artifacts and the specie that was on board when she sank.

     The archaeological excavation has been ongoing since mobilization and deployment of Odyssey's advanced deep ocean archaeological platform.

     Odyssey completed the pre-disturbance survey work on the SS Republic shipwreck site in October of 2003. Over 4,600 digital stills were taken over the course of 23 dives. The detailed photomosaic produced a detailed high resolution image of the shipwreck site and debris field. This can be used in later study and documentation of the SS Republic and serves as a map to help the Odyssey team determine excavation priorities.

     Shortly after commencement of archaeological excavation of the site, a substantial number of gold and silver coins were revealed using Odyssey's Sediment Removal and Filtration (SeRF) system.

     To date, the Odyssey team has excavated less than one half of the SS Republic shipwreck site. The face value of recovered coins represents 22.7% of the "$400,000 in specie" (face value in 1865) that historical research indicates was on board the Republic when she sank. Odyssey is now searching for additional deposits of coins, but the site is being excavated in a systematic fashion, so areas that may potentially hold the remaining coins may not be reached until further into the excavation.

     The excavation system has proven very effective, and the portions of the site that have been excavated have been cleaned down to the wooden hull timbers, so that there is no possibility of coins or artifacts remaining in the excavated areas. The operations team has encountered large beams, significant amounts of iron and other obstructions that have slowed down excavation, but ZEUS and the recovery team have proven the effectiveness of the system by clearing every obstacle. Based on what we see on the remaining site, we do not anticipate any obstacles that would prevent excavation of the entire site.

     In late 2003, when it appeared that all the coins may have been located in one small area, we anticipated recovering them all within 60 days. We recovered significantly more coins than were expected because many of them were smaller denomination silver half dollar coins. The coin recovery was efficient, allowing for recovery of up to 2,000 coins or more per day, even though they were recovered one at a time. The necessity of excavating the balance of the shipwreck site to find the balance of the coins which research suggests should still be there has required a reevaluation of the timeframe for the site excavation.

     As we excavate, we are cleaning everything out of the entire hull in a methodical manner, making certain that there is no possibility that coins or artifacts could remain in the areas excavated. There are several theories relating to where the balance of the coins may reside on the shipwreck site. Our experience with excavation of the site to date indicates that we will be able to completely excavate the additional areas of possible interest during the summer of 2004. We remain confident in the research that suggests that $400,000 in specie went down with the ship and have no reason to believe that the balance of the coins, if there, cannot be found with the demonstrated capabilities of our equipment and techniques.

     To date more than 51,000 coins have been recovered including $20.00 Double Eagles, $10.00 Eagles, Half Dollars and Quarter Dollars. Coins from the SS Republic have been divided into two categories. The "numismatic collection" contains coins that are indistinguishable from coins that have never been underwater. These will be priced to correlate with their numismatic value and will not be offered for sale until Odyssey has completed sufficient coin recovery on the shipwreck site to provide information regarding the total population of coins in the collection.

     The second category includes ungraded shipwreck coins that have been conserved and encased in a certified tamper-resistant holder by Numismatic Conservation Services (NCS) and Numismatic Guaranty Corporation (NGC).

     The SS Republic "shipwreck effect" Liberty Seated Half Dollars are unique. Unlike the graded numismatic coins from the SS Republic shipwreck site, an expert can tell that these coins have been lying in the ocean for many years.

     These "shipwreck effect" coins were the first available for sale and the marketing program for them was launched on May 15, 2004 at a 24 hour marathon of Shop at Home Television "Coin Vault" program. SS Republic ungraded silver half dollar coins were offered in a package that included a souvenir wooden box with engraved plaque, a 16 page color booklet and DVD of a National Geographic MSNBC television special that aired April 25, 2004. These were offered in four, one hour segments dedicated exclusively to SS Republic coins.

     In addition to these sales, a number of the nation's largest coin dealers have purchased from us the ungraded silver half dollars and have begun marketing them.

     The balance of the ungraded coins, as well as the graded silver and gold coins, will be released to the retail marketplace in phases in a manner designed to capitalize on brand-building media exposure and public interest in the project.

HMS Sussex

     The Sussex project is an expedition to locate, recover and market the artifacts and cargo of a large colonial-period British warship, HMS Sussex, which was lost in a severe storm in 1694. Based on research conducted by us and contract researchers, we believe that there is a high probability that the ship was carrying a cargo of coins with a bullion value of approximately $100 million and a much higher numismatic value. We conducted offshore search operations on this project in 1998, 1999, 2000 and 2001. Based on the results of these search operations, we believe that there is a high probability we have located the remains of HMS Sussex.

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

     We have sold through private placements of Revenue Participation Certificates ("RPCs") the right to share in our future revenues derived from the Cambridge Project which includes a shipwreck we have found that we believe to be the HMS Sussex. As of April 30, 1999, when the offering was closed, we had sold $825,000 of the Cambridge RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 - $35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge project. Additionally, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck.

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

     Equipment

     Most of our projects are conducted in two phases. The search phase is usually conducted from a smaller vessel outfitted with survey equipment and an inspection ROV. The recovery phase requires a vessel equipped with a work class ROV, both long baseline and USBL acoustic positioning systems, and certain Odyssey technology and proprietary software, which allows us to record the recovery in an archaeologically sound fashion.

     In 2003, we elected to purchase the 113-foot search and survey vessel RV "Odyssey" and to equip it with sophisticated search and identification equipment. That ship and search team successfully concluded the SS Republic search operation with location of the shipwreck August, 2003. RV Odyssey is currently engaged in the search for a number of targets off the eastern seaboard of the United States. RV Odyssey will be our primary search vessel for coastal projects and can recover small artifacts that may aid in identifying our targets on a cost-effective basis. This vessel operates with a minimum ship's crew of five and a technical crew of two to four.

     We have also upgraded our search system and now use an advanced CHIRP side scan system integrated with a Geometrics magnetometer which provides us with an extended search swathe to depths of 2,000 meters. We also purchased a MaxROVER ROV system that is a significant upgrade to our target inspection capability. Its size, dexterity and manipulator provide the opportunity for light recovery work in addition to basic inspection of targets.

     During September 2003, we purchased a 251 foot Dynamically-positioned ship which we named the "Odyssey Explorer" and a 2,500 meter 200 HP work-class remotely operated vehicle which we nicknamed "ZEUS". Coupled with a sophisticated suite of cameras, lighting and positioning equipment as well as advanced computer monitoring and proprietary data management systems, ZEUS provides us with the capability of performing extensive archaeological excavation work to depths of 2,500 meters.

     The system was mobilized in Baltimore and was deployed to the SS Republic site in October 2003, where it has been conducting archaeological excavation of that shipwreck through the entire winter season.

     In April 2004, we purchased two new advanced Schilling T3 manipulators that will provide more dexterity and the capability for recording the X,Y and
Z position of artifacts as they are recovered   which will result in more
efficient site excavation. These manipulators are due to be delivered by June 1, 2004 and will be integrated into ZEUS at that time. We have also recently taken delivery of a new High Definition camera system that will add HD filmmaking to our intellectual property and media capabilities.

     Our plans include expanding operations capability by purchasing an additional work-class ROV system before summer 2004. This system will be called "ZEUS 2"and has many of the same systems and operating characteristics which will make it easier for spare parts management and for our team members to transition from one system to the other. We expect to take delivery of this vehicle in June, 2004.

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

     We will also provide a platform for research and development activities aimed at improving the efficiency of shipwreck exploration. The new systems we are integrating for our archaeological excavations include advanced high-definition television and efficient recovery of a wide variety of artifacts.

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

     In other cases, such as the SS Republic Project, we entered into an agreement whereby we purchased the insurance company's interest, opening the way for an immediate grant of title to Odyssey by the Federal Court.

     To the extent that we engage in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, Odyssey intends to comply with verifiable applicable regulations and treaties. Prior to beginning operations for any project, the legal and political aspects are carefully researched to ascertain what effect these issues may have on the potential success of the operation.

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

     The UNESCO Convention is not expected to affect operations in International Waters and the United States, the United Kingdom and other major maritime governments have already stated explicitly that they do not intend to sign the Convention. Nevertheless, some countries in whose waters we may work may sign the Convention. While the UNESCO Convention states that artifacts may not be sold, it also states that this prohibition may not prevent the provision of Archaeological services and we intend to provide such services in contracts with governments. We believe that the primary value of the cargoes we seek are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and so should not be subject to the rule prohibiting sale.

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

     Competition

     There are a number of competing entities engaged in various aspects of the shipwreck business, and in the future other competitors may emerge. One or more of these competing entities may locate and recover a shipwreck that we intend to locate and recover before we can begin operations on that specific project.

     Cost of Environmental Compliance

     With the exception of vessel operations and conservation activities, our general business operations do not expose us to environmental risks or hazards. We carry insurance that provides a layer of protection in the event of an environmental exposure resulting from the operation of our vessels. The cost of such coverage is minimal on an annual basis. The risk related to conservation activities is considered minimal.

     Employees

     The Company has 25 full time employees working from our corporate offices in Tampa Florida. Additionally, we employ approximately 20 crewmen who operate the vessels R/V Odyssey and Odyssey Explorer. We also hire technical personnel for marine survey and recovery on the R/V Odyssey and Odyssey Explorer. Depending on the particular operations they are conducting the R/V Odyssey will utilize 2-4 technicians and the Odyssey Explorer will use from 14 - 20. In addition, we hire subcontractors and consultants from time to time to perform specific services.

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

     2. UNCERTAIN RELIABILITY OF RESEARCH AND DATA. The success of a shipwreck project will be dependent to a substantial degree upon the research and data assimilated by us. By its very nature, however, all such research and data regarding shipwrecks, such as those sought by us, is imprecise, incomplete and unreliable as it is often composed of or affected by numerous assumptions, rumors, legends, historical and scientific inaccuracies and inaccurate interpretations which have become a part of such research and data over time.

     3. NATURAL HAZARDS. Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than during others. There can be no assurances that we will be able to conduct our search and/or recovery operations only during such favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions in a search area may occur and that such unexpected conditions might adversely affect our operations. Further, it is possible that natural hazards may prevent or significantly delay search and/or recovery operations.

     4. UNCERTAIN TITLE TO OBJECTS LOCATED. Persons and entities other than the Company and entities it is affiliated with (both private and governmental) may claim title to the shipwrecks. Even if we are successful in locating and recovering shipwrecks, there is no assurance that we will be able to establish our rights to property recovered as against governmental entities, prior owners, or other attempted salvors claiming an interest therein.

     5. UNCERTAIN MARKET FOR AND VALUE OF RECOVERED OBJECTS. It is difficult to predict the price that might be realized from the sale of items that have been recovered or may be recovered in the future from shipwrecks. The value of the recovered items will fluctuate with a precious metals market that has been highly volatile in recent years. Moreover, the entrance on the market of a large supply of similar items from shipwrecks located and recovered by others could itself depress the market for these items.

     6. DELAY IN DISTRIBUTION OR SALE OF RECOVERED OBJECTS. The methods and channels, which may be used in the disposition of the recovered items, are uncertain at present and may include one or a combination of several alternatives. Ready access to buyers for disposition of any artifacts or other valuable items recovered, however, cannot be assured and delays in the disposition of such items are very possible.

     7. THEFT. If we locate a shipwreck and assert a valid claim to items of value, there is a risk of theft of such items at sea, both before and after their recovery, by "pirates" or poachers and while in transit to a safe destination.

     8. COMPETITION. There are a number of competing entities engaged in various aspects of the shipwreck business. One or more of these competing entities may locate and recover the shipwreck that we are planning to locate and recover. In addition, these competing entities may be better capitalized and may have greater resources to devote to their pursuit of the shipwreck.

      9. FAILURE TO OBTAIN PERMITS. It is possible that we will not be successful in obtaining title to, or permission to excavate the shipwrecks. In addition, permits for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

     10. GENERIC PREFERRED STOCK AUTHORIZED. Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock. The Board of Directors has the right to establish the terms, preference, rights and restrictions of the Preferred Stock. Other companies on occasion have issued series of such preferred stock with terms, rights, preferences and restrictions that could be considered to discourage other persons from attempting to acquire control of such companies and thereby insulate incumbent management. It is possible we could issue shares of our Preferred Stock for such a purpose. In certain circumstances, the existence of corporate devices that would inhibit or discourage takeover attempts could have a depressant effect on the market value of our Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

     We maintain our offices at 3604 Swann Avenue, Tampa, Florida 33609. The offices consist of approximately 2,900 square feet of office space that we lease from a non-affiliated company on a month-to-month basis for approximately $4,000 per month. The approximate rental for the year ending February 29, 2004 was $45,000. We also have a one year lease through November 2004, on 1,600 square feet of office space at 3606 Swann Avenue, Tampa, Fl 33609 for approximately $2,000 per month. We spent approximately $6,000 on the lease through February 29, 2004.

     We own a 113' Research Vessel the "Odyssey" which we utilize for search and inspection of shipwreck targets. We purchased the vessel in September 2002 for $465,000 and it is in good condition to carry out its intended purpose.

     During August and September of 2003, we spent approximately $2,670,000 to purchase and retrofit a 251 foot Dynamically-positioned ship which we named the "Odyssey Explorer" and a 2,500 meter 200 HP work-class remotely operated vehicle which we nicknamed "ZEUS". This equipment is utilized for the archaeological exploration and recovery of shipwrecks and is in good condition to carry out its intended purpose.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET OR MARKETS.

     Our Common Stock was traded on the OTC Bulletin Board under the symbol "OMEX" until November 18, 2003. On November 19, 2003, our stock was listed on the American Stock Exchange and is traded under the symbol "OMR."

     The following table sets forth the high and low sale prices for our securities during each quarter for the last two years.

                                        Price
                                   High         Low
      Quarter Ended               -----        -----

      February 28, 2002           $1.93        $0.52
      May 31, 2002                $1.60        $0.88
      August 31, 2002             $1.15        $0.69
      November 30, 2002           $1.84        $0.97
      February 28, 2003           $1.38        $0.66
      May 31, 2003                $1.45        $0.45
      August 31, 2003             $5.50        $1.09
      November 30, 2003           $5.60        $3.12
      February 29, 2004           $6.50        $4.20


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

     The number of record holders of our $.0001 par value Common Stock at April 30, 2004 was 306. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

DIVIDENDS.

     Holders of the Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our Common or Preferred Stock and none are anticipated in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

     During the three months ending February 29, 2004, we issued 630,000 shares to four individuals and four companies that exercised warrants for the purchase of common stock for $1,069,000 in cash.

     The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers of these securities are accredited investors who made an informed investment decision and had access to material information regarding the Company. The certificates representing the common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

     In the long term, we expect to derive substantially all of our revenue through the sale and/or display of shipwreck cargoes and artifacts, including replicas, and through the operation of exhibits and/or themed attractions.

     During May 2004 we began selling coins from the SS Republic. We believe the revenue generated through coin sales will provide us with enough working capital to meet our financial commitments and obligations for the next twelve months. In addition, we intend to pledge $20 million worth of gold coins as collateral for a $5 million secured credit facility through The Bank of Tampa which we expect to close in the beginning of June 2004. This credit facility will be used to cover any short-term cash requirements and to purchase a new remotely operated vehicle, estimated to cost approximately $1.7 million. We plan to retire this credit facility within one year through the profits generated from the sale of coins.

     For the next twelve months, we anticipate spending approximately $350,000 per month to pay salaries and general office expenses, approximately $500,000 per month to operate our recovery ship and approximately $100,000 per month to operate our search vessel. We will also be conserving artifacts and the budget for this activity will approximate $2.1 million based upon the coins and artifacts recovered to date. During May of 2004 we spent approximately $400,000 purchasing manipulator arms for the ROV.

     We are studying the feasibility of operating a traveling exhibit featuring the SS Republic and opening a permanent shipwreck attraction. The budgets for these exhibits are not fixed at this time; however, we believe we will be able to finance the exhibits out of cash flow from coin sales.

     For the next twelve months we intend to use the Odyssey Explorer to complete the recovery of the SS Republic, conduct limited recovery of one or more shipwrecks off the east coast of the United States and to commence recovery operations on the Sussex Project. We intend to use the RV Odyssey to conduct search operations.

OFF BALANCE SHEET ARRANGEMENTS

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.  FINANCIAL STATEMENTS

     Please see pages F - 1 through F - 23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of February 29, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of February 29, 2004. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and positions of the officers and directors.

        NAME                 AGE                      POSITION
  -----------------          ---        ----------------------------------
  John C. Morris             55         Chairman and CEO

  Gregory P. Stemm           47         Vice-President - Research and
                                        Operations and Director

  George Knutsson            66         Director

  David J. Saul              64         Director

  Henri Germain Delauze      74         Director

  George E. Lackman          73         Director

  George J. Becker, Jr.      69         Chief Operating Officer

  Michael J. Holmes          54         Chief Financial Officer

  David A. Morris            53         Secretary and Treasurer

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

     John C. Morris has served as President, CEO and Chairman of the Board of Directors of the Company since May 1994. In these capacities, Mr. Morris has been responsible for strategic planning, financing, and general execution of our business plan. He has overseen the first deep water archaeological recovery of a Spanish shipwreck from the 1622 fleet using a remotely operated vehicle and has been instrumental in the planning and execution of the company's current search and recovery operations.

     Gregory P. Stemm has served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He is responsible for research and operations on all shipwreck projects. Greg has extensive experience in managing shipwreck exploration operations since entering the field in 1986, including deep ocean search and robotic archaeological excavation on a number of projects. A panelist at the 1998 Law of the Sea Institute, Stemm was appointed for four consecutive terms to the United States delegation to the United Nations Educational, Scientific and Cultural Organization (UNESCO) expert meeting to negotiate the "Draft Convention for the Protection of Underwater Cultural Heritage." He was selected as a Fellow of the Explorers Club, and was the founder and past-president of the

Professional Shipwreck Explorers Association (ProSEA). Stemm served as a founding director (1986-93) and international president (1992-93) of YEO (Young Entrepreneurs Organization) and was also a founding member of the World Entrepreneurs Organization, where he served on the International Board of Directors (1997-98).

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

     Michael J. Holmes joined Odyssey as Controller in March 2004, and became Chief Financial Officer on May 24, 2004, although Michael Barton continued to perform the function of the Chief Financial Officer through May 28, 2004. Mr. Holmes has served in a variety of subsidiary financial management positions with Anheuser-Busch Companies, Inc. to include Vice President Finance, Sea World Orlando; Vice President Finance, Busch Gardens Tampa Bay; Corporate Controller, Metal Container Corp in St Louis; VP Finance & CFO Exploration Cruise Lines in Seattle, Washington; and Director Internal Audit Services for Anheuser-Busch in St Louis. Mike received his undergraduate degree from the University of Missouri and his MBA from Crummer Graduate School of Business at Rollins College in Orlando. Mike has also served as an adjunct professor of

Accounting at the Rosen School of Hospitality Management, University of Central Florida in Orlando. Mike has been very active in community leadership positions to include board member of the Orlando Regional Chamber of Commerce, the ETC of Central Florida (International Drive Transportation Group) and Junior Achievement of Tampa Bay. He is currently serving on the Crummer Graduate School of Business Alumni Board and is a graduate of Leadership Tampa.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Michael V. Barton, the Company's former Chief Financial Officer, reported one transaction late in a Form 4.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's President for the years ended February 29, 2004, February 28, 2003, and February 28, 2002, and each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.

                            SUMMARY COMPENSATION TABLE

                                                 Long-Term Compensation
                                            ----------------------------
                   Annual Compensation          Awards          Payouts
                  --------------------      ----------------    -------
                                                      Securi-
                                                      ties
                                            Re-       Under-             All
Name and                                    stricted  lying      LTIP   Other
Principal                                   Stock     Options/  Payout Compen-
Position          Year   Salary    Bonus    Awards    SARs(#)    ($)    sation
----------------- ----   -------- -------- -------   --------  ------ -------
John C. Morris,   2004   $150,000 $246,500      -0-   250,000      -0-     -0-
  President       2003   $150,000 $  2,000      -0-        -0-     -0-     -0-
                  2002   $125,000 $     -0-     -0-   100,000      -0-     -0-



Gregory P. Stemm, 2004   $150,000 $246,500      -0-   250,000      -0-     -0-
  Vice-President  2003   $150,000 $  2,000      -0-        -0-     -0-     -0-
                  2002   $125,000 $    -0-      -0-   100,000      -0-     -0-

Michael V. Barton,2004   $100,000 $ 14,500      -0-   100,000      -0-     -0-
 Former CFO       2003   $ 79,175 $  1,000      -0-        -0-     -0-     -0-

George J. Becker, 2004   $100,000 $ 14,500      -0-   100,000      -0-     -0-
  Jr., COO        2003   $ 87,500 $  1,000      -0-        -0-     -0-     -0-

David A. Morris,  2004   $100,000 $ 14,500      -0-   200,000      -0-     -0-
   Secr/Treas     2003   $100,000 $  1,500      -0-        -0-     -0-     -0-
                  2002   $ 90,000 $     -0-     -0-        -0-     -0-     -0-

OPTIONS

     The following table sets forth certain information concerning individual grants of stock options made during the year ended February 29, 2004 to each Named Executive Officer of the company:

                      OPTION GRANTS IN LAST FISCAL YEAR (1)
                               Individual Grants

                   Number of   % of Total
                  Securities    Options
                  Underlying   Granted to    Exercise or
                   Options    Employees in   Base Price    Expiration
      Name        Granted(#)   Fiscal Year   ($/Share)       Date
----------------  ----------  ------------   ------------  -----------
John C. Morris       125,000         7.25%       $ 2.50      2/28/2008
John C. Morris       125,000         7.25%       $ 1.25      2/28/2008
Greg P. Stemm        125,000         7.25%       $ 2.50      2/28/2008
Greg P. Stemm        125,000         7.25%       $ 1.25      2/28/2008
Michael Barton        50,000         2.90%       $ 2.50      2/28/2008
Michael Barton        50,000         2.90%       $ 1.25      2/28/2008
George J. Becker,Jr.  50,000         2.90%       $ 2.50      2/28/2008
George J. Becker,Jr.  50,000         2.90%       $ 1.25      2/28/2008
David A. Morris      100,000         5.80%       $ 2.50      2/28/2008
David A. Morris      100,000         5.80%       $ 1.25      2/28/2008

____________

(1) Options generally have a 5-year term. The exercise price of the options granted exceeded the fair market value of our Common Stock on the date of grant. The options vest by 25% each six month anniversary of the grant date, and become 100% vested on the two year anniversary of the grant date.





                  AGGREGATE OPTION EXERCISES IN YEAR ENDED
            FEBRUARY 29, 2004 AND FEBRUARY 29, 2004 OPTION VALUES

                                            Securities Under-  Value of Unexer-
                                            lying Unexercised    cised In-The-
                       Shares                  Options at      Money Options at
                     Acquired on            February 29, 2004  February 29, 2004
                      Exercise     Value      Exercisable/       Exercisable/
Name                  (Number)    Realized   Unexercisable      Unexercisable
----------------      ---------- ---------  -----------------  -----------------
John C. Morris            50,000 $ 225,000   162,500/ 187,500  $612,813/$548,438
Greg P. Stemm             50,000   222,000   162,500/ 187,500   612,813/ 548,438
Michael V. Barton             -0-       -0-   75,000/ 100,000   263,125/ 314,375
George J. Becker, Jr.     10,000    19,500   100,000/ 100,000   358,125/ 314,375
David A. Morris           50,000   177,300    50,000/ 150,000   146,250/ 438,750

EMPLOYMENT AGREEMENTS

     John Morris, Greg Stemm, David Morris and George Becker, Jr. have employment agreements through February 28, 2005. For the year commencing on March 1, 2004, the Compensation Committee has set the base salaries for John Morris and Greg Stemm at $250,000 per year. The base salaries for David Morris and George Becker, Jr. have been set at $120,000. We anticipate that in addition to their base salary each of these individuals will receive stock options and certain other benefits as determined by the Board of Directors. Michael Barton, who served as the chief financial officer from May 2002 until May 24, 2004, had an employment agreement and his base salary was $200,000 per year during the period from March 1, 2004 until May 31, 2004. Mr. Barton resigned as CFO on May 24, 2004, however, he continued to perform the function of the CFO until May 28, 2004, and will continue to perform special assignments for the Company. The employment agreement for Michael Holmes, the new CFO, has not been completed as of the date of the filing of this report.

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

     During the fiscal year ended February 29, 2004, we issued the following options to directors, in addition to those itemized in the Summary Compensation Table above, from the Plan:


                               Date       Number of  Option    Date
                               Of         Options    Exercise  Of
Grantee             Position   Grant      Granted    Price     Expiration
-----------------   ---------  ---------  ---------  -------   ---------

George Knutsson     Director   3/18/2003  25,000     $1.25     2/28/2008
                               3/18/2003  25,000     $2.50     2/28/2008
David Saul          Director   3/18/2003  25,000     $1.25     2/28/2008
                               3/18/2003  25,000     $2.50     2/28/2008
Henri G. DeLauze    Director   3/18/2003  25,000     $1.25     2/28/2008
                               3/18/2003  25,000     $2.50     2/28/2008
George Lackman      Director   3/18/2003  25,000     $1.25     2/28/2008
                               3/18/2003  25,000     $2.50     2/28/2008

DIRECTOR COMPENSATION

     Effective March 1, 2004 our outside Directors are compensated for attending meetings according to the following structure:

     * Each outside director will receive $10,000 annually. In addition outside directors shall receive $1,000 per meeting attended on behalf of the Board of Directors including full Board Meetings, Audit Committee Meetings, and Compensation Committee Meetings.

     * Meetings attended telephonically or in conjunction with a full Board Meeting shall earn a compensation of $500 for attendance.

     * Committee Chairman shall receive and additional $250 per meeting over which they preside.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table set forth, as of April 30, 2004, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Officers and Directors of the Company as a Group.

                                    Amount of
Name of                             Beneficial              Percentage
Beneficial Owner                    Ownership               of Class
-------------------                 --------------          ----------

MacDougald Family
Limited Partnership                 7,094,008  (1)           18.7%
260 First Avenue South, Suite 110
St. Petersburg, FL 33701

Gregory P. Stemm                    2,009,241  (2)            5.3%
3604 Swann Ave
Tampa, FL  33609

John C. Morris                      1,649,129  (3)            4.3%
3604 Swann Ave
Tampa, FL 33609

David A. Morris                       436,940  (4)            1.2%
3604 Swann Ave
Tampa, FL 33609

Michael V. Barton                     327,115  (5)            0.9%
3604 Swann Avenue
Tampa, FL   33609

David J. Saul                         530,000  (6)            1.4%
3604 Swann Ave
Tampa, FL 33609

Henri DeLauze                         330,000  (7)            0.9%
3604 Swann Ave
Tampa, FL 33609

George Knutsson                       149,000  (8)            0.4%
3604 Swann Avenue
Tampa, FL 33609

George Becker                         193,400  (9)            0.5%
3604 Swann Avenue
Tampa, FL   33609

George Lackman                        262,500 (10)            0.7%
3604 Swann Avenue
Tampa, FL   33609

All Officers and Directors
as a group (9 persons)                 5,787,325              14.7%
________________

(1) Includes 7,094,008 shares beneficially held by MacDougald Family Limited Partnership(MFLP). MacDougald Management, Inc.(MMI)is the general partner of MacDougald Family Limited Partnership. Limited Partners are James E. MacDougald, his wife Suzanne M. MacDougald, and two trusts created for the children and grandchildren of Mr. and Mrs. MacDougald.

(2) Includes 606,182 shares held by Greg and Laurie Stemm, 1,178,059 shares held by Adanic Capital, Ltd., a limited partnership for which Greg Stemm serves as general partner, and 225,000 shares underlying currently exercisable stock options.

(3) Includes 1,424,229 shares held by John Morris, and 225,000 shares underlying currently exercisable stock options.

(4) Includes 312,626 shares held by David A. Morris, 24,314 shares held by Chad E. Morris his son who lives in the same household, and 100,000 shares underlying currently exercisable stock options.

(5) Includes 82,000 shares and 125,000 shares underlying currently exercisable options held by Michael Barton, and 95,115 shares and 25,000 shares underlying currently exercisable options held by Laura Barton, Mr. Barton's wife.

(6) Includes 280,000 shares held by David J. Saul and his wife Christine, and 150,000 shares underlying currently exercisable stock options, and 100,000 shares underlying a currently exercisable warrant held by David J. Saul.

(7) Includes 225,000 shares and 25,000 shares underlying currently exercisable stock options held by Henri Delauze, and 80,000 shares held by COMEX, SA of which Mr. DeLauze is owner.

(8) Includes 99,000 shares and 50,000 shares underlying currently exercisable stock options held by George Knutsson.

(9) Includes 43,400 shares and 150,000 shares underlying currently exercisable stock options held by George Becker.

(10) Includes 100,000 shares, 62,500 shares underlying currently exercisable stock options, and 100,000 shares underlying a currently exercisable warrant held by Mr. Lackman.


                         EQUITY COMPENSATION PLAN INFORMATION


Plan category   Number of securities   Weighted Average     Number of securities
                to be issued upon ex-  exercise price of    remaining available
                exercise of outstand-  outstanding options  for future issuance ing options, warrants  warrants and rights
                and rights
--------------  ---------------------  -------------------  --------------------
Equity compen-
sation plans
approved by
securityholders         2,439,000                 $ 3.18                 421,500
--------------------------------------------------------------------------------
Equity compen-
sation plans
not approved by
securityholders                -0-                    -0-                    -0-
--------------------------------------------------------------------------------
Total                   2,439,000                 $ 3.18                421,500


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last two years certain officers, directors, and beneficial owners entered into transactions with the Company as follows:

     On January 1, 2001, we renewed loan agreements with Gregory Stemm and John Morris authorizing each to borrow a maximum of $120,000 from the Company at 8% annual interest compounded quarterly. On October 10, 2001, the loans were revised authorizing borrowing up to $130,000 under the same terms and an additional $20,000 for the exercise of stock options. On March 1, 2002, the loans were revised to allow borrowing up to $150,000 under the same terms and up to $20,000 for the exercise of stock options. These loans would have become due on December 31, 2004. On December 5, 2003 John Morris and Greg Stemm re-paid the balances in full of the principal amounts and all accumulated interest due on the loans.

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

10.4      Employment Agreement dated         Incorporated by reference to
          May 22, 2002, with Michael V.      Exhibit 10.4 to the Company's
          Barton                             Annual Report on Form 10-KSB
                                             For the year ended February 28,
                                             2003

10.5      Employment Agreement dated         Incorporated by reference to
          May 22, 2002, with George          Exhibit 10.4 to the Company's
          Becker                             Annual Report on Form 10-KSB
                                             For the year ended February 28,
                                             2003

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

23        Consent of Independent Public      Filed herewith electronically
          Accountants


     (b)  Reports on Form 8-K.  None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following presents aggregate fees billed to the Company for the fiscal years ended February 28, 2003 and February 29, 2004 by Ferlita, Walsh & Gonzalez, P.A., the Company's principal accountant. All fees described below were approved by the Audit Committee.

     Audit Fees. Audit fees billed were $21,601 and $28,375 for the years ended February 28, 2003 and February 29, 2004, respectively. The fees were for professional services rendered for the audits of our consolidated financial statements, reviews of the financial statements included in our quarterly reports, consultations on matters that arose during our audit and reviews of SEC registration statements.

     Audit-Related Fees. No audit related fees were billed in the years ended February 28, 2003 and February 29, 2004.


     Tax Fees. No tax fees were billed in the years ended February 28, 2003 and February 29, 2004.

     All Other Fees. No other fees were billed in the years ended February 28, 2003 and February 29, 2004.

     Pre-Approval Policies for Non-Audit Services. The Audit Committee Charter requires pre-approval for any non-audit services performed by our independent accountants. No non-audit services have been performed by Ferlita, Walsh & Gonzalez, P.A. during the fiscal years ended February 28, 2003 and February 29, 2004.

                     INDEX TO FINANCIAL STATEMENTS
                    ODYSSEY MARINE EXPLORATION, INC.

                                                           PAGE

Report of Independent Certified Public Accountants . . . . . . .  F-2

Financial Statements:

    Consolidated Balance Sheet - February 29, 2004 . . . . . . .  F-3

    Consolidated Statements of Operations for the years
      ended February 29, 2004, and February 28, 2003. . . . . . . F-4

    Consolidated Statements of Changes in Stockholders'
      Equity and Comprehensive Income for the years ended
      February 29, 2004, and February 28, 2003 . . . . . . . . .  F-5

    Consolidated Statements of Cash Flows for the years
      ended February 29, 2004 and February 28, 2003. . . . . . .  F-6 - F-7

    Notes to the Consolidated Financial Statements . . . . . . .  F-8 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
Odyssey Marine Exploration, Inc.
Tampa, Florida



We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. and subsidiaries as of February 29, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years ended February 29, 2004 and February 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An Audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of February 29, 2004, and the results of their operations and their cash flows for the years ended February 29, 2004 and February 28, 2003, in conformity with U.S. generally accepted accounting principles.


/s/ Ferlita, Walsh & Gonzalez, P.A.

FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida
May 3, 2004

                  ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              FEBRUARY 29, 2004
ASSETS
CURRENT ASSETS
  Cash                                                         $ 1,351,340
  Investments                                                    1,996,420
  Inventory                                                      1,928,180
  Prepaid expenses                                                 382,240
  Deferred tax asset                                             3,914,853
  Other current assets                                               7,811
                                                               -----------
          Total current assets                                   9,580,844

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                  4,476,490
  Accumulated depreciation                                        (603,463)
                                                               -----------
                                                                 3,873,027
OTHER ASSETS
  Artifacts                                                        404,929
  Inventory (non current)                                        1,736,271
  Deposits                                                         177,613
  Deferred tax asset                                             2,121,745
                                                               -----------
                                                                 4,440,558
                                                               -----------
                                                               $17,894,429
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                                             $ 1,033,526
  Accrued expenses                                                 117,207
                                                               -----------
            Total current liabilities                          $ 1,150,733

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500

STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
 Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized;  none issued and
     none outstanding                                                    -
 Common stock - $.0001 par value; 100,000,000 shares
     authorized; 37,993,099 issued and outstanding                   3,799
  Additional paid-in capital                                    25,147,839
  Unrealized gain on investments, net of tax                         2,988
  Accumulated deficit                                           (9,298,430)
                                                               -----------
            Total stockholders' equity                          15,856,196
                                                               -----------
                                                               $17,894,429
                                                               ===========



The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Year Ended    Year Ended
                                                 February 29,  February 28,
                                                    2004          2003
                                                 -----------   -----------

REVENUE                                          $    73,879   $         -

GENERAL AND ADMINISTRATIVE EXPENSES
 Administrative                                    2,378,013     1,259,086
 Depreciation                                        264,778       101,371
                                                 -----------   -----------
 Total general and administrative expenses         2,642,791     1,360,457

OPERATING EXPENSES
 Project operations                                2,406,233     1,160,746
 Marketing and promotion                             129,895        99,734
                                                 -----------   -----------
 Total operating expenses                          2,536,128     1,260,480

(LOSS) FROM OPERATIONS                            (5,105,040)   (2,620,937)

OTHER INCOME OR (EXPENSE)
  Interest income                                     23,958        33,296
  Interest expense                                  (109,227)       (5,615)
  Loss on disposal of equipment                      (31,927)            -
  Other income                                        40,000           500
  Revenue participation                              (12,986)            -
                                                 -----------   -----------
Total other income or (expense)                      (90,182)       28,181
                                                 -----------   -----------
NET(LOSS)                                         (5,195,222)   (2,592,756)

Income tax benefit                                 5,762,103             -
                                                 -----------   -----------
NET INCOME (LOSS) AFTER TAX                          566,881    (2,592,756)
                                                 ===========   ===========

BASIC INCOME (LOSS) PER SHARE                    $      0.02   $     (0.09)

Weighted average number of common
 shares outstanding                               32,952,161    27,688,992

DILUTED INCOME (LOSS) PER SHARE                  $      0.02   $     (0.09)

Weighted average number of common
 shares and potential common shares,
 basic and diluted, outstanding                   34,278,545    27,688,992




The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                             COMPREHENSIVE INCOME

                                                                          Accumul-
                                                               Addi-      ated Un-
                                                               tional     realized                 Comprehen-
                          Preferred Stock    Common Stock      Paid-In    Loss in     Accumulated     sive
                           Shares  Amount   Shares    Amount   Capital    Investment   (Deficit)     Income
                           ------  ------ ----------  ------  ----------  --------- -------------  -----------

Balance at
 February 28, 2002              0  $    - 26,565,536  $2,656  $7,646,895  $         $ (7,272,555)  $(1,573,643)
                                                                                                   ===========
Preferred stock
 converted to common            1       -                        500,000
Common stock issued
 for cash                                  2,137,800  $  214   2,498,813
Common stock issued
 for accrued expenses                          9,000  $    1       8,999
Common stock issued
 for services                                  9,550  $    1       9,999
Net loss for the year
 ended February 28, 2003                                                               (2,592,756)  (2,592,756)
Balance at                -------  -----  ----------  ------   ----------  --------  ------------  -----------
 February 28, 2003              1  $   -  28,721,886  $2,872  $10,664,706  $      -  $ (9,865,311) $(2,592,756)
                                                                                                   ===========
Common stock issued for
 conversion of Series C
 Preferred stock               (1)     -      400,000      40         (40)
Common stock issued
 for cash                                   8,731,435     873  14,109,564
Common stock issued
 for services                                 139,778      14      97,237
Net change in unrealized
 gain on investments, net
 of related tax effect                                                       2,988                      2,988
Net income for the year
 ended February 29, 2004                                                            $    566,881  $   566,881
Tax benefit related to
exercise of employee stock
options                                                          276,372
Balance at               --------  -----  ----------  ------ -----------  --------- ------------  -----------
 February 29, 2004              0  $   -  37,993,099  $3,799 $25,147,839  $   2,988 $ (9,298,430) $   569,869
                         ========  =====  ==========  ====== ===========  ========= ============  ===========
















The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended    Year Ended
                                                 February 29,  February 28,
                                                    2004          2003
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                               $   566,881   $(2,592,756)
Adjustments to reconcile net income (loss)
 to net cash used by operating activity:
Tax effect of unrealized gain on investments          (1,877)            -
Tax benefit related to exercise of employee
stock options                                        276,372             -
Common stock issued for:
  Services                                            74,150        10,000
  Officer and director compensation                   50,600             -
  Interest payable                                   108,750             -
Depreciation                                         380,013       101,371
Loss on disposal of equipment                         31,927             -
Interest income related parties                            -       (21,387)
Interest expense accrued                                   -         5,615
Inventory                                         (4,049,689)          308
Increase in:
  Advances, prepaids, deposits                      (475,295)      (66,784)
  Deferred tax asset                              (6,036,598)            -
Increase in:
  Accounts payable                                   953,372        49,387
  Accrued expenses                                    80,875        22,572
                                                 -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES             (8,040,519)   (2,491,674)
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (3,607,691)     (564,343)
  Purchase of U.S. Treasury bills                 (1,991,555)            -
                                                 -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES             (5,599,246)     (564,343)
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances for related party loans receivable              -       (15,000)
  Repayment of note payable to related party          (2,144)            -
  Proceeds from:
   Related party loans receivable                    292,627             -
   Issuance of common stock                       12,936,313     2,499,027
   Issuance of preferred stock                             -       500,000
   Issuance on notes payable                         978,750             -
                                                 -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         14,205,546     2,984,027
                                                 -----------   -----------
NET INCREASE(DECREASE)IN CASH                        565,781       (71,990)
CASH AT BEGINNING OF YEAR                            785,559       857,549
                                                 -----------   -----------
CASH AT END OF YEAR                              $ 1,351,340   $   785,559
                                                 ===========   ===========


The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - continued


SUPPLEMENTARY INFORMATION:
 Interest paid                                    $   11,229    $        -
 Income taxes paid                                $        -    $        -

SUMMARY OF SIGNIFICANT NON CASH TRANSACTIONS

During August 2003 the holder of Series C Convertible Preferred stock elected to convert the share into 400,000 shares of common stock and a warrant to purchase an additional 400,000 shares of common stock at a price of $2.50 per share. Also during August, ten unrelated note-holders converted $978,750 of principal and $108,750 of interest into 870,000 shares of common stock. In addition a consultant received 7,143 shares of common stock for services valued at $5,000. During March 2003, a note holder elected to convert principal in the amount of $54,000 into 108,000 shares of common stock. In addition, during 2003, 210,413 shares valued at $137,450 were issued for consulting services (90,278 shares valued at $69,950), director compensation (50,000 shares valued at $27,500), officer bonuses (56,000 shares valued at $30,800) and other expenses (14,135 shares valued at $9,200).

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

On September 11, 2002, the Company formed a wholly owned Nevada corporation, Odyssey Marine Services, Inc., ("OMS") for the purpose of holding and leasing marine assets, chartering and leasing vessels and employing marine crew and technical personnel.

On September 11, 2002, the Company formed a wholly owned Nevada corporation, OVH, Inc., ("OVH") for the purpose of owning and chartering a research vessel.

On July 30, 2003, the Company formed a wholly owned Nevada corporation, Odyssey Retriever, Inc., ("ORI") for the purpose of owning and operating a vessel suitable for conducting archaeologically sensitive exploration and recovery of shipwrecks.

BUSINESS ACTIVITY

Odyssey Marine Exploration, Inc., is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. The corporate headquarters are located in Tampa, Florida.

We own a 113 foot search vessel the R/V Odyssey equipped with side scan sonar, inspection class remote operated vehicle("ROV") and navigation

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS - continued

equipment for conducting wide area searches for shipwrecks. We also own a 251-foot recovery vessel the "Odyssey Explorer" equipped with a 7-ton, 205 horsepower work class ROV. We are currently recovering the SS Republic which sank in 1865 which was located during our July 2003 survey operations.

We are currently developing plans to market cargoes and other products derived from the recovery operations and to open exhibit attractions to the public.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Odyssey Marine, Inc., Odyssey Marine Services, Inc., OVH, Inc, and Odyssey Retriever, Inc. All significant inter-company transactions and balances have been eliminated.

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

Revenue Recognition

Although we have generated minimal revenues to date, marketing of the cargoes, replicas and ancillary products will be recognized on the point of sale method.

Cash Equivalents

Cash equivalents include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash, investments, accounts payable, and accrued expenses approximate fair value.

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

Inventory

Our inventory consists primarily of artifacts from the SS Republic shipwreck and the Tortugas artifacts collection. The Company has accounted for its inventory at the lower of costs or market.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. To date no such impairment has been indicated.

Comprehensive Income

United States Treasury bills owned by us during the year ending February 29, 2004, were deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities were excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity.

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets' estimated useful lives.

Earnings Per Share

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

At February 29, 2004 potential common shares, calculated using the treasury stock method, were included in the computation of diluted EPS as follows:

Weighted average shares outstanding                     32,952,161
Potential common shares due to warrants and options      1,326,384
                                                        ----------
Weighted average common and potential
common shares outstanding                               34,278,545
                                                        ==========

At February 28, 2003 potential common shares were excluded in the computation of diluted EPS because their inclusion would have had an antidilutive effect on EPS. At February 28, 2003, there were options for 658,792 shares and warrants for 255,000 shares that were exercisable between $0.30 and $.68 per share which were thus excluded from the computation of diluted EPS. On February 28, 2003, all of the other exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

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

                                            2004           2003
                                         -----------    -----------
Net income(loss):
  As reported                            $   566,881    $(2,592,756)
  Pro forma adjustment for
  compensation, net of tax                  (252,823)      (252,027)
                                         -----------    -----------
  Pro forma                              $   314,058    $(2,844,783)
                                         ===========    ===========

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic income(loss) per share:
  As reported                            $      0.02    $     (0.09)
  Pro forma                              $      0.01    $     (0.10)

Diluted income(loss) per share:
  As reported                            $      0.02    $     (0.09)
  Pro forma                              $      0.01    $     (0.10)

The weighted average estimated fair value of stock options granted during the years ended February 29, 2004 and 2003 was $1.21 and $1.07 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended February 29:

                                             2004           2003
                                           -------        -------
Risk-free interest rate                      3.0%           2.3%
Expected volatility of common stock          496%           193%
Dividend Yield                                 0%             0%
Expected life of options                4-5 years        4 years

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

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

NOTE C - CONCENTRATION OF CREDIT RISK

We maintain our cash in one financial institution. The Federal Deposit Insurance Corporation insures up to $100,000. At February 29, 2004 our uninsured cash balance was approximately $1,078,000.

NOTE D - INVESTMENTS

Investments consist of two United States Treasury Bills which mature for $1,000,000 each if held to maturity. These were purchased November 28, 2003 at a cost of $1,991,555 with original maturity dates of greater than 90 days and have been classified as available for sale securities. At February 29, 2004 an unrealized gain on investment was recorded in the amount of $4,865 due to the increase in the fair market value of the investments. The carrying value of investments at February 29, 2004 is determined as follows:

                                       Investment     Maturity
                                       -----------    --------
                                       $   996,275    4/22/04
                                       $   995,280    5/20/04
                                       -----------
                                       $ 1,991,555
                     Unrealized gain   $     4,865
                                       -----------
                                       $ 1,996,420
                                       ===========
NOTE E - INVENTORY

During the current year we began to recover cargo consisting of gold and silver coins, bottles and other items from the SS Republic. At February 29, 2004, our inventory consisted of $19,692 in raw emeralds, $5,944 of merchandise, $3,638,815 of SS Republic cargo. These amounts have been classified as $1,928,180 as current and $1,736,271 as non current assets. The carrying amount of the SS Republic cargo has been valued by capitalizing the costs of recovery of these items.

NOTE F - PREPAID EXPENSE

Prepaid expenses consist of $215,655 of prepaid insurance premiums and $166,585 of other prepaid operating costs. All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - PROPERTY AND EQUIPMENT

At February 29, 2004 Property and Equipment consist of:

                                                  Accumulated
                                     Original    Depreciation/    Book
         Class                         Cost      Amortization     Value
-------------------------------     -----------  ------------  -----------
Computers and peripherals          $   116,426   $    36,641   $    79,785
Furniture and office equipment          47,350        12,563        34,787
Vessels and marine equipment         4,312,714       554,259     3,758,455
                                   -----------   -----------   -----------
                                   $ 4,476,490   $   603,463   $ 3,873,027
                                   ===========   ===========   ===========

NOTE H - ARTIFACTS

Artifacts consist of $73,557 of artifacts recovered from the SS Republic and $331,372 of other artifacts which are held for displays or attractions.

NOTE I - DEPOSITS

Deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. At February 29, 2004 deposits total $177,613.

NOTE J - ACCRUED EXPENSES

Accrued expenses at February 29, 2004, consist of:

   Compensation and payroll taxes                             $     59,827
   Other operating expenses                                         57,380
                                                               -----------
                                                               $   117,207
                                                               ===========
NOTE K - RELATED PARTY TRANSACTIONS

Related Party Loans Receivable

On December 5, 2003 two officers paid a total of $270,082 for payment in full of loans and accrued interest.

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

NOTE L - SALE OF REVENUE PARTICIPATION CERTIFICATES

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

Distributions are to be made to each certificate holder within 15 days from the end of each quarterly reporting period in which we receive any cash proceeds from, or as a result of, the Cambridge Project. The Cambridge RPC units constitute restricted securities. In a private placement, which closed in September 2000, we sold "units" comprised of Republic Revenue Participation Certificates, and Common Stock. Each $50,000 "unit" entitled the holder to 1% of the gross revenue generated by the Seattle project (formerly referred to as the Republic project), and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to us as a result of the Seattle project, excluding funds received by us to finance the project.

When the offering was closed, in September 2000, a total of five $50,000 units consisting of one Republic RPC and 100,000 shares of Common Stock had been sold, and the cost of each unit was allocated as $37,500 for the stock and $12,500 for the RPC. Therefore, a total of $62,500 was reflected on the books as deferred income from the sale of Republic Revenue Participation Certificates.

As of February 29, 2004, we had sold, in total, $887,500 of RPCs, which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method.

NOTE M - PREFERRED STOCK

We currently have 9,300,000 shares of Preferred Stock and 510,000 shares of Series A Convertible Preferred Stock that have been authorized and none outstanding. The Preferred Stock may be issued in series from time to time with such rights, designations, preferences and limitation as our Board of Directors may determine by resolution.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - PREFERRED STOCK - continued

Series C Preferred Stock

On September 18, 2002, we established a series of Preferred Stock known as "Series C Convertible Preferred Stock"("Series C Preferred Stock"), having a par value of $.0001 per share and an authorization of one (1) share. One share of Series C Convertible Preferred Stock was issued for $500,000 in cash.

On August 19, 2003 the share of Series C Convertible Preferred Stock was converted into 400,000 shares of our Common Stock and warrants to purchase 400,000 shares of our Common Stock at an exercise price of $2.50 per share.

The converted share was then restored to the status of authorized but un-issued shares of Preferred Stock of the Corporation, without designation as to series, and may thereafter be issued.

NOTE N - COMMON STOCK OPTIONS AND WARRANTS

We adopted the 1997 Stock Option Plan on September 8, 1997. Under the terms of the plan, non-statutory options to purchase Common Stock are granted to employees, consultants and non-employee directors at not less than 100% of the fair market value of the shares on the date of grant or the par value thereof whichever is greater. Options currently expire no later than 5 years from the date of grant and are fully vested in two years or less. The cumulative number of shares which may be subject to options issued and outstanding pursuant to the plan is limited to 3,500,000 shares. Additional information with respect to the plan's stock option activity is as follows:


                                           Number of      Weighted Average
                                            Shares         Exercise Price
                                          ----------     -----------------
Outstanding at February 28, 2002           2,735,500             $1.64
  Granted                                    190,000             $1.28
  Exercised                                  166,000             $0.52
  Cancelled                                1,619,500             $2.30
                                          ----------
Outstanding at February 28, 2003           1,140,000             $0.80
  Granted                                  1,745,000             $2.34
  Exercised                                  423,500             $0.68
  Cancelled                                   22,500             $1.62
                                          ----------
Outstanding at February 29, 2004           2,439,000             $1.91
                                          ==========     =================

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - COMMON STOCK OPTIONS AND WARRANTS - continued

Options exercisable at
 February 28, 2003                           742,500             $0.65
                                          ==========     =================
Options exercisable at
 February 29, 2004                         1,024,000             $1.21
                                          ==========     =================

The following table summarizes information about stock options outstanding at February 29, 2004:

Stock Options Outstanding

                 --------------------------------------------------
                                    Weighted Average
                      Number of        Remaining          Weighted
    Range of           Shares         Contractual          Average
 Exercise Prices     Outstanding     Life in Years      Exercise Price
-----------------    -----------   ---------------      --------------
  $0.30 - $0.50        200,000            1.25              $0.50
  $1.00 - $2.50      1,964,000            3.39              $1.62
  $2.60 - $5.00        275,000            5.00              $5.00
                    ----------
                     2,439,000            3.40              $1.91
                    ==========

We have issued warrants to one individual in connection with loans made to us and to one consultant for services. We have also issued warrants to ten individuals in connection with the conversion of loans into common stock, and to 52 individuals who purchased units in a private placement offering during August of 2003. Warrants exercisable at February 29, 2004 are as follows:

                               Price          Expiration
              Warrants       per Share           Date
            ----------       ---------        ----------
                11,000            3.00         3/31/05
             4,217,500            2.50        10/05/05
                21,500            2.00         3/31/05
            ----------
             4,250,000
            ==========

NOTE O- COMPREHENSIVE INCOME

Comprehensive income for the years ended February 29, 2004 and February 28, 2003 was $4,865 and none, respectively. The comprehensive income resulted entirely from the unrecognized gains on the value of marketable securities held by us at February 29, 2004.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - INCOME TAXES

As of February 29, 2004, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $19,531,000. The NOL will expire in various years ending through the year 2023.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                2004            2003
                           -----------      -----------
     Current
     Federal               $         0      $         0
     State                           0                0
                           -----------      -----------
                           $         0      $         0

     Deferred
     Federal               $(5,228,090)     $         0
     State                    (534,013)               0
                           -----------      -----------
                           $(5,762,103)     $         0
                           ===========      ===========

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
     Net operating loss carryforwards          $7,812,338
     Less: valuation allowance                          0
                                               ----------
                                               $7,812,338
                                               ----------
Deferred tax liability:
     Excess of tax over book depreciation      $  349,322
     Artifacts recovery costs                   1,424,542
     Unrealized gain on marketable securities       1,876
                                               ----------
                                               $1,775,740
                                               ----------
Net deferred tax asset                         $6,036,598
Less: current net deferred tax asset            3,914,853
                                               ----------
     Net non-current deferred tax asset        $2,121,745
                                               ==========

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - INCOME TAXES - continued

Through February 28, 2003, the Company had not recognized any tax provision or benefit and recorded a 100% valuation allowance because of the uncertainty of being able to utilize the deferred tax asset. As reflected above, the Company has recorded a net deferred tax asset of $6,036,598 at February 29, 2004. Management has determined that a valuation allowance is not necessary because of the potential for future coin sales. Management believes the Company will be profitable and will generate taxable income sufficient to utilize the loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carry-forward period are changed.

The change in the valuation allowance is as follow:

          February 29, 2004              $         0
          February 28, 2003              $ 3,756,168
                                         -----------
     Decrease in valuation allowance     $(3,756,168)
                                         ===========


Income taxes for the years ended February 29, 2004 and February 28, 2003 differ from the amounts computed by applying the effective income tax rate of 38.5% to income before income taxes as a result of the following:

                                       2004               2003
                                    ----------        ----------
Federal income tax computed at
 US statutory rate                 ($1,818,328)        ($907,465)
State income taxes net of
 federal benefits                     (185,730)          (92,691)
Valuation allowance adjustment      (3,756,168)        1,000,156
Unrealized gain on marketable
 securities                             (1,877)                0
                                   -----------        ----------
Income tax benefits                ($5,762,103)                0
                                   ===========        ==========

NOTE Q - COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the Seattle (formerly Republic) and Cambridge projects and have recorded $887,000 as Deferred Income From Revenue Participation Certificates (See NOTE
H). We are contingently liable to share in the future revenue of these projects only if revenue is derived from these specific projects.

To date the only income derived from these projects resulted in a one time revenue distribution payment of $12,986 to the holders of the Cambridge RPC's.

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - COMMITMENTS AND CONTINGENCIES - continued

In addition, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a predefined search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest from the subcontractor through a foreclosure sale. (See NOTE K)

Industry Related Risks

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

Partnering Agreement

On September 27, 2002, we entered into an agreement (the "Agreement") with the Government of the United Kingdom of Great Britain and Northern Ireland (the "British Government"). The Agreement allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts and cargoes from the wreck site.

The Agreement provides for us to submit a Project Plan (the "Plan") to the British Government concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. We submitted our Plan to the government on November 11, 2002, and received approval on May 22, 2003.

We have paid a 5,000 pounds (approximately $7,845) refundable license fee and will be required to make an expense deposit, prior to the commencement of recovery operations, of approximately 150,000 pounds (approximately $279,000 at February 29, 2004) for the British Government's expenses in connection with the project. In the event the project is not successful, we are responsible

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - COMMITMENTS AND CONTINGENCIES - continued

for a maximum amount of 250,000 pounds (approximately $465,000 at February 29, 2004) of the British Government's expenses related to the project. At such time as we represent to the British Government that we have recovered $3.5 million worth of cargo and/or artifacts, all funds advanced for the British Government's expenses will be returned to us. We are also required to make a $100,000 deposit to ensure that funds are available for the conservation and documentation of any artifacts recovered. This deposit will be required before any activities may commence and the Agreement provides a mechanism for raising or lowering the deposit amount depending upon the quantity and condition of the artifacts that need to be conserved, documented and curated.

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

Administrative Office Commitment

We maintain our offices in two adjacent buildings in Tampa, Florida. The offices consist of approximately 2,900 square feet of office space that we lease from a non-affiliated company on a month-to-month basis for approximately $4,000 per month. The approximate rental for the year ending February 29, 2004 was $45,000. We also have a one year lease through November 2004, on 1,600 square feet of office space for approximately $2,000 per month. We spent approximately $6,000 on the lease through February 29, 2004 and will spend an additional $18,000 through the term of the lease.

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - SUBSEQUENT EVENTS

Title to artifacts

On March 22, 2004 a judgment was awarded by the U.S. District Court for the Middle District of Florida, Tampa Division granting us title and ownership to the SS Republic shipwreck and cargo, including the hull, all artifacts and the specie that was on board when the ship sank.

Revenue from Operations

During May 2004, the company began to generate its first significant revenue as a result of the sales of SS Republic shipwreck silver coins. The company expects to record sales during the month of approximately $3 million.

Purchase Commitment

On March 17, 2004 we entered into a sales agreement for the purchase of wood boxes for the packaging of coins in the amount of $401,500. Under the terms of the sales agreement we entered into an irrevocable standby letter of credit for an amount up to $321,200 which expires on December 31, 2004.

Revolving Credit Facility

On May 3, 2004 we received a commitment letter for a $5 million revolving credit facility. The facility from The Bank of Tampa is for a term of 1 year, carries a floating interest rate of the banks published prime rate, currently 4%, and is secured by a portion of our gold coin inventory. The facility requires interest only payments on any outstanding balance and must be repaid in full at the end of the term. We expect to close the loan in the beginning of June, 2004.

NOTE S - RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 149 AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

SFAS 150 FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND
EQUITY

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

                ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - RECENTLY ISSUED ACCOUNTING STANDARDS - continued

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46") clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  ODYSSEY MARINE EXPLORATION, INC.


Dated: May 28, 2004               By:/s/ John C. Morris
                                     John C. Morris, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                         DATE


/s/ John C. Morris         President and Chairman              May 28, 2004
John C. Morris


/s/ Gregory P. Stemm       Vice President and Director         May 28, 2004
Gregory P. Stemm


/s/ Michael V. Barton      Performing the function of          May 28, 2004
Michael V. Barton          the Chief Financial Officer


/s/ David A. Morris        Secretary and Treasurer             May 28, 2004
David A. Morris            (Principal Accounting Officer)


/s/ Henri G. DeLauze       Director                            May 28, 2004
Henri G. DeLauze


/s/ George Knutsson        Director                            May 28, 2004
George Knutsson


/s/ David J. Saul          Director                            May 28, 2004
David J. Saul


/s/ Geroge E. Lackman      Director                            May 28, 2004
George E. Lackman, Jr.