Form 10QSB
period 2004-05-31
ODYSSEY MARINE EXPLORATION INC
filed 2004-07-15
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended May 31, 2004


                         Commission File Number 0-26136


                        ODYSSEY MARINE EXPLORATION, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                 Nevada                                  84-1018684
     --------------------------------             --------------------
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

                         [ X ]  Yes       [   ]  No

As of June 30, 2004, the Registrant had 38,455,599 shares of Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes [  ]  No [ X ]












                                     INDEX


Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     May 31, 2004 ..............................................    3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended May 31, 2004, and 2003........................    4

     Unaudited Consolidated Statements of Cash Flows, Three
     Months Ended May 31, 2004 and 2003.........................    5 - 6

     Notes to Consolidated Financial Statements.................    7 - 12

Item 2. Management's Discussion & Analysis......................   13 - 16

Item 3. Controls and Procedures.................................   16

Part II: Other Information

     Item 1.  Legal Proceedings.................................   17

     Item 2.  Changes in Securities.............................   17

     Item 3.  Defaults Upon Senior Securities...................   17

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................   17

     Item 5.  Other Information.................................   17

     Item 6.  Exhibits and Reports on Form 8-K..................   17

Signatures .....................................................   18

ITEM 1. FINANCIAL STATEMENTS

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2004 - Unaudited

ASSETS

CURRENT ASSETS
  Cash                                                         $ 3,062,602
  Accounts receivable                                              716,447
  Inventory                                                      3,287,635
  Prepaid expense                                                  320,041
  Deferred tax asset                                             3,358,920
  Other current assets                                              10,213
                                                               -----------
          Total current assets                                  10,755,858

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                  5,079,839
  Accumulated depreciation                                        (771,360)
                                                               -----------
                                                                 4,308,479
OTHER ASSETS
  Artifacts                                                        396,879
  Inventory (non current)                                        2,017,584
  Deposits                                                         134,266
  Deferred tax asset                                             2,497,071
  Attraction development                                           143,994
                                                               -----------
          Total other assets                                     5,189,794
                                                               -----------
          Total assets                                         $20,254,131
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $ 1,101,805
  Accrued expenses                                                 477,354
  Customer deposits                                                286,010
                                                               -----------
          Total current liabilities                              1,865,169

DEFERRED INCOME FROM REVENUE PARTICIPATION CERTIFICATES            887,500
                                                               -----------
          Total liabilities                                      2,752,669
                                                               -----------
STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
 Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized;  none issued
     and none outstanding                                                -
 Common stock - $.0001 par value; 100,000,000 shares
     authorized; 38,455,599 issued and outstanding                   3,846
 Additional paid-in capital                                     26,329,411
 Unrealized loss on investment                                        (198)
 Accumulated deficit                                            (8,831,597)
                                                               -----------
            Total stockholders' equity                          17,501,462
                                                               -----------
            Total liabilities and stockholder's equity         $20,254,131
                                                               ===========

The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                 Three Months Ended May 31,
                                                    2004            2003
                                                 -----------    -----------

REVENUE                                          $ 3,437,561    $    59,367
COST OF SALES                                        951,481              -
                                                 -----------    -----------
GROSS PROFIT                                       2,486,080         59,367

OPERATING EXPENSES
 Operations & research                               478,464        245,413
 Marketing, general & administrative               1,056,650        467,934
 Depreciation                                         74,256         31,021
                                                 -----------    ----------
Total operating expenses                           1,609,370        744,368

INCOME FROM OPERATIONS                               876,710       (685,001)

OTHER INCOME (EXPENSE)
 Interest income                                         879          5,950
 Interest expense                                          -           (911)
 Revenue participation expense                             -        (12,986)
 Other                                                (1,964)             -
                                                 -----------    -----------
 Total other income (expense)                         (1,085)         7,947
                                                 -----------    -----------
NET INCOME (LOSS)                                    875,625       (692,948)

 Income tax provision                                408,791              -
                                                 -----------    -----------
NET INCOME AFTER TAXES                               466,834       (692,948)
                                                 ===========    ===========
EARNINGS PER SHARE
 Basic                                           $      0.01    $     (0.02)
 Diluted                                         $      0.01    $     (0.02)

Weighted average number of common
 shares outstanding
   Basic                                           38,043,548     28,771,910
   Diluted                                         40,647,567     28,771,910
















The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                 Three Months Ended May 31,
                                                     2004          2003
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                             $    466,834    $  (692,948)
Adjustments to reconcile net loss to
  net cash used by operating activity:
Deferred income taxes                                408,791              -
Common Stock issued for:
  Services                                                 -         33,700
  Officer and director compensation                        -         50,600

Depreciation                                          74,256         31,022
Interest income related parties                            -         (5,266)
Interest expense accrued                                   -            434
Inventory                                         (1,539,077)             -
(Increase) decrease in:
  Accounts receivable                               (713,618)       (37,200)
  Advances, prepaids, deposits                       386,325        (60,826)
Increase(decrease) in:
     Accounts payable                                 68,278         94,088
     Accrued expenses                                360,146          2,909
                                                 -----------    -----------
NET CASH(USED) IN OPERATING ACTIVITIES              (488,065)      (583,487)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (603,349)        (2,759)
  Attraction development                            (143,994)             -
                                                 -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES             (747,343)        (2,759)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
     Issuance of common stock                        955,313              -
     Related party loans receivable                        -         38,610
     Notes payable                                         -        660,250
     Sale of marketable securities                 1,991,357              -
  Repayment of note payable to related party               -         (2,144)
                                                  ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          2,946,670        696,716
                                                 -----------    -----------
NET INCREASE IN CASH                               1,711,262        110,470

CASH AT BEGINNING OF PERIOD                        1,351,340        785,559
                                                 -----------    -----------
CASH AT END OF PERIOD                            $ 3,062,602    $   896,029
                                                 ===========    ===========
SUPPLEMENTARY INFORMATION:
 Interest paid                                   $         -    $    11,229
 Income taxes paid                               $         -    $         -






The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Summary of significant non-cash transactions:

During the quarter ended May 31, 2004, total depreciation charged was $167,987. Of this amount, $93,641 was capitalized as inventory.

During March 2003 four consultants were issued 58,135 shares of common stock for $33,700 in services, 6,635 shares for an account payable valued at $5,000 and 7,500 shares for prepaid expense of $4,200. Also, a note holder elected to convert principal in the amount of $54,000 into 108,000 shares of common stock. In addition, during March 2003, officer bonuses (42,000 shares valued at $23,100) and director compensation (50,000 shares valued at $27,500) were paid by the issuance of common stock.













































The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

Odyssey Marine Exploration, Inc. was incorporated March 5, 1986, as a Colorado corporation named Universal Capital Corporation, Inc. On August 8, 1997 Odyssey Marine Exploration, Inc. (the "Company"), completed the acquisition of 100% of the outstanding Common Stock of Remarc International, Inc., a Delaware corporation formed May 20, 1994,("Remarc") in exchange for the Company's Common Stock in a reverse acquisition. On September 7, 1997, we changed our domicile to Nevada and our name was changed to Odyssey Marine Exploration, Inc. Odyssey Marine Exploration, Inc., is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. The corporate headquarters are located in Tampa, Florida.

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. We suggest that these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended February 29, 2004.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of May 31, 2004, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

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

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from artifact sales is recognized at the point of sale when legal title transfers. For artifact sales, legal title transfers when product is shipped to unaffiliated customers. Bad debts are recorded as identified. We have not experienced any bad debts and no allowance for bad debts has been recorded.

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

Inventory

Our inventory consists primarily of artifacts from the SS Republic shipwreck and the Tortugas artifacts collection. The Company has accounted for its inventory at the lower of cost or market.

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

Comprehensive Income

United States Treasury bills owned by us during the interim period ended May 31, 2004, were deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities were excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity.

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

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings Per Share - Continued

At May 31 2004 potential common shares, calculated using the treasury stock method, were included in the computation of diluted EPS as follows:

Weighted average shares outstanding                     38,043,548
Potential common shares due to warrants and options      2,604,019
                                                        ----------
Weighted average common and potential
common shares outstanding                               40,647,567
                                                        ==========

At May 31, 2003 potential common shares were excluded in the computation of diluted EPS because their inclusion would have had an antidilutive effect on EPS. At May 31, 2003, there were options for 767,500 shares and warrants for 230,000 shares that were exercisable between $0.30 and $1.00 per share which were thus excluded from the computation of diluted EPS. On May 31, 2003, all of the other exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

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

                                         Three Months Ended May 31
                                            2004           2003
                                         -----------    -----------
Net income(loss):
  As reported                            $   466,834    $ (692,948)
  Pro forma adjustment for
  compensation, net of tax               $  (258,025)     (109,330)
                                         -----------    ----------
  Pro forma                              $   208,809    $ (802,278)
                                         ===========    ==========
Basic income(loss) per share:
  As reported                            $      0.01    $    (0.02)
  Pro forma                              $      0.01    $    (0.03)

Diluted income(loss) per share:
  As reported                            $      0.01    $    (0.02)
  Pro forma                              $      0.01    $    (0.03)

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation - Continued

The weighted average estimated fair value of stock options granted during the three months ended May 31, 2004 and 2003 was $4.64 and $.53 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three months ended May 31:

                                             2004           2003
                                           -------        -------
Risk-free interest rate                      3.9%           2.3%
Expected volatility of common stock          487%           188%
Dividend Yield                                 0%             0%
Expected life of options                   5 years        5 years

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

Equity instruments issued, if any, to non-employees in exchange for goods, fees and services are accounted for under the fair value based method of SFAS No. 123.

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

NOTE C - INVENTORY

At May 31, 2004, our inventory was $5,305,219 and consisted primarily of SS Republic artifacts.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES

As of May 31, 2004, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $20,500,000. The NOL will expire in various years ending through the year 2024.

For the quarters ended May 31, 2004 and 2003, the components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                     May 31, 2004          May 31, 2003
                                     ------------          ------------
Current
     Federal                         $          0          $          0
     State                                      0                     0
                                     ------------          ------------
                                     $          0          $          0

Deferred
     Federal                         $ (5,291,087)         $          0
     State                               (564,904)                    0
                                     ------------          ------------
                                     $ (5,855,991)         $          0
                                     ============          ============

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
     Net operating loss
       and capital loss carryforwards               $8,146,142
     Less: valuation allowance                         (10,993)
                                                    ----------
                                                    $8,135,149
     Unrealized loss on marketable securities            1,952
                                                    ----------
                                                    $8,137,101
                                                    ----------

Deferred tax liability:
     Excess of tax over book depreciation           $  315,821
     Artifacts recovery costs                        1,965,289
                                                    ----------
                                                    $2,281,110
                                                    ----------
Net deferred tax asset                              $5,855,991
Less: current net deferred tax asset                 3,358,920
                                                    ----------
     Net non-current deferred tax asset             $2,497,071
                                                    ==========

As reflected above, the Company has recorded a net deferred tax asset of $5,855,991 at May 31, 2004. Management has determined that a valuation allowance is necessary because of the uncertainty in the utilization of its capital loss carryforwards. No valuation allowance is provided for its net

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES - Continued

operating loss carryforwards since management believes the Company will be profitable from coin sales and will generate taxable income sufficient to utilize the loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

The change in the valuation allowance is as follow:

          May 31, 2004                           $10,993
          February 29, 2004                      $     0
                                                 -------
          Change in valuation allowance          $10,993
                                                 =======


Income taxes for the years ended May 31, 2004 and May 31, 2003 differ from the amounts computed by applying the effective income tax rate of 37.6% to income before income taxes as a result of the following:

                                                       2004         2003
                                                     --------     ---------

Federal income tax computed at US statutory rate     $297,713     $(235,602)
State income taxes net of federal benefits             31,785       (25,154)
Valuation allowance adjustment                         10,993       260,756
Other, net                                             68,300          -
                                                     --------     ---------
                                                     $408,791     $       0
                                                     ========     =========

NOTE E - SUBSEQUENT EVENTS

Commitments

During June 2004 we entered into an irrevocable standby letter of credit for an amount up to $334,000 which expires on December 31, 2004.

Revolving Credit Facility

On June 24, 2004 the Company entered into a $5 million revolving credit facility from The Bank of Tampa (the "Bank"). The interest-only credit line carries a floating interest rate of the bank's published prime rate and a term of one year. It is secured by a portion of the numismatically significant gold coins recovered by Odyssey from the SS Republic shipwreck, and by any of the Company's funds on deposit with the Bank. Odyssey has no other debt for borrowed money at this time, and the credit line is intended as a strategic cushion to fund ongoing operations and equipment acquisition while allowing the coin sales strategy to be driven by the market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

     Important factors known to us that could cause such material differences are identified in our Annual Report of Form 10-KSB for the period ended February 29, 2004, under the heading "RISK FACTORS". We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

Overview

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

     During the first week of June we dry-docked our recovery vessel, Odyssey Explorer, in order to complete the inspections required to update our vessel operating certificates. We also upgraded our remotely operated vehicle by adding new manipulators and added certain technological improvements to our artifact recovery and data logging systems. These improvements have allowed us to begin recovery operations on the bow section of the SS Republic to the same operational and procedural specifications that we have agreed with the British Government to use during the recovery of HMS Sussex. Conducting the recovery work on the SS Republic in this fashion will serve to train our technical crew and test the new technologies and equipment prior to beginning the Sussex recovery operation.

     The Odyssey team has excavated approximately one half of the SS Republic shipwreck site. To date more than 51,000 coins have been recovered including $20.00 Double Eagles, $10.00 Eagles, Half Dollars and Quarter Dollars. The face value of recovered coins represents approximately 25% of the "$400,000 in specie" (face value in 1865) that historical research indicates was on board the Republic when she sank. In addition to the coins, Odyssey has excavated and recovered approximately 4,000 artifacts from the site including domino sets, religious artifacts, personal effects, pottery and bottles. After artifacts are recovered, they are tagged, logged, measured and stabilized aboard the Odyssey Explorer before being transferred to the company's conservation facility.

     We plan to continue recovery operations with the Odyssey Explorer on the SS Republic site until late summer at which time we plan to relocate the vessel to the Gibraltar area to begin the Sussex recovery project. We remain confident in the research that suggests that $400,000 in specie went down with the ship and have no reason to believe that the balance of the coins, if there, cannot be found with the demonstrated capabilities of our equipment and techniques.

     We are currently making preparations to begin the HMS Sussex recovery and our search vessel, RV Odyssey, is conducting operations off the east coast of the United States.

Critical Accounting Policies and Changes to Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     There have been no material changes in our critical accounting estimates since February 29, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 2 "Summary of Significant Accounting Policies' in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB and in our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004.

Results of Operations

     The following is a discussion of the historical consolidated financial condition and results of operations of Odyssey Marine Exploration, Inc. and its wholly owned subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Form 10-QSB. Additional information concerning factors that could cause actual results to differ materially from those in the Company's forward looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004.

Three months ended May 31, 2004 compared to the three months ended May 31,
2003

     The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000. For more detail refer to the Financial Statements in Item 1.

Revenues

     Revenues for 2004 consisted of coin sales of $3.4 million. All significant revenue for 2004 occurred in the last month of the quarter when the marketing and sales of SS Republic "shipwreck effect" Liberty Seated Half Dollars began. Revenues for 2003 represented miscellaneous sales from merchandise and search operations.

Cost of Sales

     Cost of Sales for 2004 of $1 million consisted of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with coin sales. Cost of sales as a percentage of revenue for 2004 was 28%. The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Artifact sales during 2004 consisted of silver coins only. Cost of sales as a percentage of revenue will change as gold coins become part of the sales mix because of the significantly higher sales price.

Operating Expenses

                                                          Dollar   Percent
   (Dollars in thousands)         2004         2003       Change   Change
                              -----------   -----------   ------   -------
                              (unaudited)   (unaudited)

Operations & research          $  478          $245        $233       95%
Marketing, general&
  Administrative                1,057           468         589      126%
Depreciation                       74            31          43      139%
                               ------          ----        ----      ----
                               $1,609          $744        $865      116%
                               ======          ====        ====      ====

     Operations and research expenses were $.5 million in 2004, compared to $.2 million in 2003. The primary increase consisted of archaeology and research expenses due to expansion of our research department and marine operating expenses associated with the purchase of our search and recovery vessels in mid 2003 offset by our capitalized ship recovery costs which began in November 2003 associated with the discovery of artifacts on the SS Republic.

     Marketing, general and administrative expenses were $1.1 million in 2004 as compared to $.5 million in 2003. The major increase resulted from expansion of our corporate support functions due to execution of our business plan primarily associated with the recovery of the SS Republic artifacts. Of the $.6 million increase, $.4 million was the result of increased general and administrative expenses consisting primarily of personnel-related expenses and $.2 million was due to the expansion of our marketing and sales function.

     Depreciation increases were the result of acquisition of additional property and equipment.

Provision for Income Taxes (Benefit)

     Federal and state income taxes for 2004 have been provided for at an estimated annual effective rate of 37.6%. For 2003, we did not have any taxable income. Net operating loss carryforwards resulted in a net deferred tax asset in 2003. However, we included a valuation allowance of 100% against the net deferred tax asset because of the uncertainty of future taxable income.

Liquidity and Capital Resources

       (Dollars in thousands)                        (unaudited)
       Summary of Cash Flows:                            2004
                                                      ----------

       Net cash used by operating activities          $    (488)
       Net cash used by investing activities          $    (747)
       Net cash provided by financing activities      $   2,947
                                                      ---------
       Net increase in cash and cash equivalents      $   1,711

       Beginning cash and cash equivalents            $   1,351
                                                      ---------
       Ending cash and cash equivalents               $   3,062
                                                      ---------

     Cash and cash equivalents were $3.1 million at May 31, 2004, an increase of $1.7 million from the February 29, 2004 balance of $1.4 million. Of the $1.7 million of cash provided for the first quarter of 2004, $.5 million was used for operating activities and $.7 million for investing activities offset by $2.9 provided by financing activities. Operating activities consisted of $.5 million of net profit and non-cash expenses of $.4 million offset by $1.4 million of net changes in balance sheet accounts primarily consisting of an increase in inventory due to an increase in capitalized ship recovery costs. Cash used in investing activities of $.7 million were primarily capital expenditures for purchases of property and equipment associated with our marine operations. Cash provided by financing activities of $2.9 million included sales of marketable securities of $2 million and proceeds from a combination of warrants and stock options exercised for the issuance of common stock of $1 million.

     As of May 31, 2004, we had working capital of $8.9 million as indicated by current assets exceeding current liabilities. We believe the value of our artifact inventory as of May 31, 2004, as shown in the financial statements, is significantly less than the net proceeds we would expect to receive from the sale of the artifacts. During May 2004 the Company began selling coins from the SS Republic. We believe the revenue through coin sales will provide sufficient working capital to meet our financial commitments and obligations for the remainder of 2004. In addition, we have pledged a portion of the numismatically significant gold coins as collateral for a $5 million secured credit facility through The Bank of Tampa which was closed in June 2004. This credit facility will be used to cover any short-term cash requirements and to purchase a new remotely operated vehicle, estimated to cost $1.7 million. We have also begun preliminary concept design for both a traveling exhibit featuring the SS Republic and fixed shipwreck attraction. We anticipate the funding for these operations will come from the exercise of warrants, the bank credit facility or through revenue generated from the sale of recovered cargoes.

ITEM 3. CONTROLS AND PROCEDURES.

     As of May 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of May 31, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     None.

ITEM 2.  Changes in Securities.

     During the quarter ended May 31, 2004 we issued a total of 300,000 shares of our common stock to two accredited investors in private transactions upon the exercise of warrants held by those persons. The Company received total proceeds of $750,000 from the exercise of the warrants. The warrants were issued to the investors as part of earlier private offerings of the Company's securities. In connection with these issuances, the Company relied on the exemptions provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D thereunder. The investors are accredited investors who had access to complete information concerning the Company, and we believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the investment. The certificates representing the shares were issued with an appropriate restrictive legend.

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

    31.1  Certification of Chief Executive    Filed herewith electronically
          Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

    31.2  Certification of Chief Financial    Filed herewith electronically
          Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

    32.1  Certification of Chief Executive    Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

    32.2  Certification of Chief Financial    Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

     (b) Reports on Form 8-K.

     During the quarter ended May 31, 2004, we filed one report on Form 8-K. That report, dated May 26, 2004, reported information under Item 8 concerning the Company's adoption of a new fiscal year to end on December 31. We previously had a fiscal year end on February 28.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ODYSSEY MARINE EXPLORATION, INC.


Date: July 15, 2004                By:/s/ Michael J. Holmes
                                      Michael J. Holmes, Chief Financial
                                      Officer and Authorized Officer