Form 10QSB
period 2004-08-31
ODYSSEY MARINE EXPLORATION INC
filed 2004-10-14
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended August 31, 2004


                         Commission File Number 1-31895


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



                  5215 W Laurel Street, Tampa, Florida 33607
                  ------------------------------------------
                    (Address of principal executive offices)



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

                         [ X ]  Yes       [   ]  No

As of September 30, 2004, the Registrant had 38,530,599 shares of Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes [  ]  No [ X ]



                                     INDEX


Part I: Financial Information                                      Page No.

Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     August 31, 2004 .............................................. 3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended August 31, 2004, and 2003........................ 4

     Unaudited Consolidated Statements of Operations, Six
     Months Ended August 31, 2004, and 2003........................ 5

     Unaudited Consolidated Statements of Cash Flows, Six
     Months Ended August 31, 2004 and 2003......................... 6 - 7

     Notes to Consolidated Financial Statements.................    8 - 13

Item 2. Management's Discussion & Analysis......................   14 - 18

Item 3. Controls and Procedures.................................   19

Part II: Other Information

     Item 1.  Legal Proceedings.................................   19

     Item 2.  Changes in Securities.............................   19

     Item 3.  Defaults Upon Senior Securities...................   19

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................   19

     Item 5.  Other Information.................................   19

     Item 6.  Exhibits and Reports on Form 8-K..................   19

Signatures .....................................................   20

ITEM 1. FINANCIAL STATEMENTS

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 2004 - Unaudited

ASSETS

CURRENT ASSETS
  Cash                                                         $ 3,153,078
  Accounts receivable                                            2,098,032
  Inventory                                                      5,199,310
  Prepaid expense                                                  345,797
  Deferred tax asset                                             2,600,207
  Other current assets                                              27,427
                                                               -----------
          Total current assets                                  13,423,851

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                  5,802,264
  Building and land                                              3,140,802
  Accumulated depreciation                                        (982,936)
                                                               -----------
                                                                 7,960,130
OTHER ASSETS
  Artifacts                                                        396,879
  Inventory (non current)                                        2,471,556
  Deposits                                                         255,270
  Deferred tax asset                                             1,723,000
  Attraction development                                           238,104
                                                               -----------
          Total other assets                                     5,084,809
                                                               -----------
          Total assets                                         $26,468,790
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $   951,959
  Accrued expenses                                               1,083,669
  Loan payable                                                   1,523,700
  Mortgage payable                                                 100,000
  Tenant deposits                                                   19,098
                                                               -----------
          Total current liabilities                              3,678,426

LONG TERM LIABILITIES
   Mortgage payable                                              1,891,667
   Deferred income from Revenue Participation Certificates         887,500
                                                               -----------
          Total long term liabilities                            2,779,167
                                                               -----------
          Total liabilities                                      6,457,593
                                                               -----------
STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
 Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized;  none issued
     and none outstanding                                                -
 Common stock - $.0001 par value; 100,000,000 shares
     authorized; 38,530,599 issued and outstanding                   3,853
 Additional paid-in capital                                     26,430,931
 Accumulated deficit                                            (6,423,587)
                                                               -----------
            Total stockholders' equity                          20,011,197
                                                               -----------
            Total liabilities and stockholder's equity         $26,468,790
                                                               ===========

The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                              Three Months Ended August 31,
                                                  2004            2003
                                               -----------    -----------

REVENUE                                        $ 6,141,068    $    11,235
COST OF SALES                                      577,236            183
                                               -----------    -----------
GROSS PROFIT                                     5,563,832         11,052

OPERATING EXPENSES
 Operations & research                             480,601        696,984
 Marketing, general & administrative             1,008,592        436,442
 Depreciation                                      102,981         54,849
                                               -----------    -----------
Total operating expenses                         1,592,174      1,188,276

INCOME (LOSS) FROM OPERATIONS                    3,971,658     (1,177,223)

OTHER INCOME (EXPENSE)
 Interest income                                       722          6,421
 Interest expense                                  (16,240)      (108,316)
 Other                                              11,182          5,736
                                               -----------    -----------
 Total other income (expense)                       (4,336)       (96,159)
                                               -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                3,967,322     (1,273,382)

 Income tax (provision)                         (1,559,313)             -
                                               -----------    -----------
NET INCOME (LOSS)                                2,408,009     (1,273,382)
                                               ===========    ===========
EARNINGS (LOSS) PER SHARE
 Basic                                         $      0.06    $     (0.04)
 Diluted                                       $      0.06    $     (0.04)

Weighted average number of common
 shares outstanding
   Basic                                        38,467,012     29,056,032
   Diluted                                      39,719,740     29,056,032




















The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                               Six Months Ended August 31,
                                                  2004            2003
                                               -----------    -----------

REVENUE                                        $ 9,578,629    $    70,602
COST OF SALES                                    1,528,717            183
                                               -----------    -----------
GROSS PROFIT                                     8,049,912         70,419

OPERATING EXPENSES
 Operations & research                             959,065        942,397
 Marketing, general & administrative             2,065,241        904,375
 Depreciation                                      177,238         85,871
                                               -----------    -----------
Total operating expenses                         3,201,544      1,932,643

INCOME (LOSS) FROM OPERATIONS                    4,848,368     (1,862,224)

OTHER INCOME (EXPENSE)
 Revenue participation expense                           -        (12,986)
 Interest income                                     1,601         12,370
 Interest expense                                  (16,240)      (109,227)
 Other                                               9,218          5,736
                                               -----------    -----------
 Total other income (expense)                       (5,421)      (104,107)
                                               -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                4,842,947     (1,966,331)

 Income tax (provision)                         (1,968,104)             -
                                               -----------    -----------
NET INCOME (LOSS)                                2,874,843     (1,996,331)
                                               ===========    ===========
EARNINGS (LOSS) PER SHARE
 Basic                                         $      0.08    $     (0.07)
 Diluted                                       $      0.07    $     (0.07)

Weighted average number of common
 shares outstanding
   Basic                                         38,313,955     29,056,032
   Diluted                                       40,715,763     29,056,032



















The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                               Six Months Ended August 31,
                                                   2004          2003
                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $  2,874,843   $(1,966,331)
Adjustments to reconcile net loss to
  net cash used by operating activity:
Deferred income taxes                             1,968,104             -
Common Stock issued for:
  Services                                                -        74,150
  Officer and director compensation                       -        50,600
  Interest payable                                        -       108,750
Depreciation                                        177,238        85,871
Gain on disposal of equipment                             -        (5,736)
Interest income related parties                           -       (10,494)
Inventory                                        (3,796,129)       (1,968)
(Increase) decrease in:
  Accounts receivable                            (2,095,203)            -
  Advances, prepaids, deposits                      (63,659)     (547,839)
Increase(decrease) in:
  Accounts payable                                  (81,567)      158,200
  Customer deposits                                  19,098             -
  Accrued expenses                                  966,460        11,009
                                                -----------   -----------
NET CASH(USED) IN OPERATING ACTIVITIES              (30,815)   (2,043,788)
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (1,325,776)   (2,241,171)
  Attraction development                           (238,104)            -
  Purchase of building and land                  (1,140,802)            -
                                                -----------   -----------
NET CASH (USED) IN INVESTING ACTIVITIES          (2,704,682)   (2,241,171)
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
     Issuance of common stock                     1,030,313     5,157,625
     Related party loans receivable                       -        38,610
     Loan payable                                 1,523,700       978,750
     Sale of marketable securities                1,991,555             -
  Repayment of note payable to related party              -        (2,144)
  Repayment of mortgage payable                      (8,333)
                                                -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         4,537,235     6,172,841
                                                ------------  -----------
NET INCREASE IN CASH                              1,801,738     1,887,882

CASH AT BEGINNING OF PERIOD                       1,351,340       785,559
                                                -----------   -----------
CASH AT END OF PERIOD                           $ 3,153,078   $ 2,673,441
                                                ===========   ===========
SUPPLEMENTARY INFORMATION:
 Interest paid                                  $     8,607   $    11,229
 Income taxes paid                              $         -   $         -






The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Summary of significant non-cash transactions:

During the quarter ended August 31, 2004, total depreciation charged was $211,575. Of this amount $108,594 was capitalized as inventory. Also, we borrowed $2,000,000 through a mortgage loan agreement to partially fund the purchase of our corporate and operations headquarters.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of August 31, 2004, results of operations, and cash flows for the interim periods presented. Operating results for the three months and six months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition and Accounts Receivable

Revenue from artifact sales is recognized at the point of sale when legal title transfers. For artifact sales, legal title transfers when product is shipped to customers. Bad debts are recorded as identified. We have not experienced any bad debts and no allowance for bad debts has been recorded.

            ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash Equivalents

Cash equivalents include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, prepaid expense, investments, accounts payable, accrued expense, loan payable and mortgage payable approximate fair value. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that we could realize in a current market exchange.

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

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings.

At August 31 2004, potential common shares, calculated using the treasury stock method, were included in the computation of diluted EPS as follows:

                                         Three Months        Six Months
                                       Ending Aug 31, 04  Ending Aug 31, 04
                                       -----------------  -----------------

Weighted average shares outstanding           38,467,012         38,313,955
Potential common shares                        1,252,728          2,401,808
                                       -----------------  -----------------
Weighted average common and potential
common shares outstanding                     39,719,740         40,715,763
                                       =================  =================

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

At August 31, 2003 potential common shares were excluded in the computation of diluted EPS because their inclusion would have had an antidilutive effect on EPS. At August 31, 2003, there were options for 1,885,000 shares and warrants for 230,000 shares that were exercisable between $0.30 and $1.40 per share which were thus excluded from the computation of diluted EPS. On August 31, 2003, all of the other exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

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

                                        Three Months Ended August 31
                                            2004           2003
                                         -----------    -----------
Net income(loss):
  As reported                            $ 2,408,009    $(1,273,382)
  Pro forma adjustment for
  compensation, net of tax               $  (206,589)       (45,500)
                                         -----------    -----------
  Pro forma                              $ 2,201,420    $(1,318,882)
                                         ===========    ===========
Basic income(loss) per share:
  As reported                            $      0.06    $     (0.04)
  Pro forma                              $      0.06    $     (0.05)

Diluted income(loss) per share:
  As reported                            $      0.06    $     (0.04)
  Pro forma                              $      0.06    $     (0.05)

                                         Six Months Ended August 31
                                            2004           2003
                                         -----------    -----------
Net income(loss):
  As reported                            $ 2,874,843    $(1,966,331)
  Pro forma adjustment for
  compensation, net of tax               $  (464,614)      (154,830)
                                         -----------    -----------
  Pro forma                              $ 2,410,229    $(2,121,161)
                                         ===========    ===========
Basic income(loss) per share:
  As reported                            $      0.08    $     (0.07)
  Pro forma                              $      0.06    $     (0.05)

Diluted income(loss) per share:
  As reported                            $      0.07    $     (0.04)
  Pro forma                              $      0.06    $     (0.05)

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The weighted average estimated fair value of stock options granted during the three months ended August 31, 2004 and 2003 was $2.75 and $1.16 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three months ended August 31:

                                             2004           2003
                                           -------        -------
Risk-free interest rate                      3.42%          1.74%
Expected volatility of common stock           475%           208%
Dividend Yield                                  0%             0%
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

NOTE C - ACCOUNTS RECEIVABLE

Trade accounts receivable of $2,098,032 resulted from the sale of inventory and are due in 30 days or less.

NOTE D - INVENTORY

At August 31, 2004, our inventory was $7,670,866 and consisted primarily of SS Republic artifacts. Of this amount $5,199,310 is classified as current assets based upon our anticipated sales plan.

NOTE E - INCOME TAXES

As of August 31, 2004, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $20,100,000. The NOL will expire in various years ending through the year 2024.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INCOME TAXES - continued

For the six month periods ended August 31, 2004 and 2003, the components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                   August 31, 2004       August 31, 2003
                                   ---------------       ---------------
Current
     Federal                         $          0          $          0
     State                                      0                     0
                                     ------------          ------------
                                     $          0          $          0

Deferred
     Federal                         $  1,696,133          $          0
     State                                271,971                     0
                                     ------------          ------------
                                     $  1,968,104          $          0
                                     ============          ============

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
     Net operating loss
       and capital loss carryforwards               $7,633,200
     Less: valuation allowance                         (10,993)
                                                    ----------
                                                    $7,622,207
Deferred tax liability:
     Excess of tax over book depreciation           $  401,806
     Artifacts recovery costs                        2,897,194
                                                    ----------
                                                    $3,299,000
                                                    ----------
Net deferred tax asset                              $4,323,207
Less: current net deferred tax asset                 2,600,207
                                                    ----------
     Net non-current deferred tax asset             $1,723,000
                                                    ==========

As reflected above, the Company has recorded a net deferred tax asset of $4,323,207 at August 31, 2004. Management has determined that a valuation allowance is necessary because of the uncertainty in the utilization of its capital loss carryforwards. No valuation allowance is provided for its net operating loss carryforwards since management believes the Company will be profitable from sales and will generate taxable income sufficient to utilize the loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

The change in the valuation allowance is as follow:

          August 31, 2004                        $10,993
          February 29, 2004                      $     -
                                                 -------
          Change in valuation allowance          $10,993
                                                 =======

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INCOME TAXES - continued

Income taxes for the years ended August 31, 2004 and August 31, 2003 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

                                                       2004         2003
                                                    ----------   ----------

Federal income tax computed at US statutory rate    $1,646,602   $        -
State income taxes net of federal benefits             173,798            -
Nondeductible expense                                    5,223            -
Change in valuation allowance                           10,993            -
Effects of :
  Change in rate estimate                              101,535            -
  Change in NOL estimate                                87,031            -
Other, net                                             (57,078)           -
                                                    ----------   ----------
                                                    $1,968,104   $        -
                                                    ==========   ==========

NOTE F - BUILDING AND LAND

On July 23, 2004, we purchased a 23,500 square foot two story office building for $3,058,770 to serve as our corporate and operations headquarters. With improvements the facility is reflected on the books at a cost of $3,140,802. We plan to occupy approximately one half of the space and lease the remainder of the space.

NOTE G - MORTGAGE PAYABLE

On July 23, 2004, we entered into a mortgage loan for $2,000,000 with the Bank of Tampa for the purchase of our corporate office building. The mortgage loan is due in 10 years and monthly payments are based on a 20 year amortization schedule. Interest, initially at 4.94%, will be adjustable semiannually based upon changes in the LIBOR (London Interbank Offered Rate) index. Interest expense was $10,694 for the 3 months ended August 31, 2004. Of the principal amount due on the mortgage $100,000 is classified as current liability. Future principal payments will be $34,667 through December 31, 2004 and will be $100,000 per year for the years 2005 through 2009.

NOTE H - LOAN PAYABLE

Revolving Credit Facility

On June 24, 2004, the Company entered into a $5 million revolving credit facility from The Bank of Tampa (the "Bank"). The interest-only credit line carries a floating interest rate of the bank's published prime rate and a term of one year. It is secured by a portion of the numismatically significant gold coins recovered by us from the SS Republic shipwreck, and by any of our funds on deposit with the Bank. At August 31, 2004, the balance due on the Loan Payable was $1,523,700. Interest expense was $3,737 for the 3 months ended August 31, 2004.

NOTE G - COMMITMENTS AND CONTINGENCIES

Commitments

During June 2004 we entered into an irrevocable standby letter of credit for an amount up to $334,000 which expires on December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

     During the quarter ended August 31, 2004, the Odyssey team continued to excavate the SS Republic shipwreck site. To date more than 51,000 coins and approximately 11,500 artifacts have been recovered. The face value of recovered coins represents approximately 25% of the "$400,000 in specie" (face value in 1865) that historical research indicates was on board the Republic when she sank. The artifacts recovered from the site include domino sets, religious artifacts, personal effects, ceramics, pottery and bottles. After artifacts are recovered, they are tagged, logged, measured and stabilized aboard the Odyssey Explorer before being transferred to the conservation facility.

     We plan to continue recovery operations on the Republic site until we have located the remainder of the specie believed to be on board or until we are reasonably sure that it does not exist within the context of the wreck site. If the specie is not found on the wrecksite itself, we believe that it may be in the debris field leading from the location of sinking to the ship's final resting place. A detailed search of this area will follow. We originally thought this work would be complete by late October or early November. However, we lost a substantial amount of productive time during August and September as a result of the unusual number of hurricanes that came through the area, including Hurricane Gaston which formed up directly over the site. We are now planning to complete the Republic exploration during December.

     We have recently mobilized the RV Odyssey with advanced new ROV equipment, long baseline acoustic positioning system, transponders and other gear necessary to begin the early stages of the Sussex recovery project. Additionally, we are working with the British Government to make the final amendments to the project plan with respect to archaeological staffing based upon the available qualified personnel and certain technical changes based upon the knowledge gained through the recovery operations on SS Republic. The final plan amendments have been submitted and we expect approval very soon. We plan on the RV Odyssey arriving in Gibraltar within the next month to begin the first stages of the project.

     Once the preliminary work has been completed, the Odyssey Explorer will continue the recovery operation on the Sussex and the RV Odyssey will be sent to another search and identification operation. Based upon our contract and the revised project plan, there is no requirement for us to recover artifacts in the immediate future.

     Our marketing team has developed, and is executing, a plan for Republic coin sales that should continue to produce significant revenue for the company. In addition, plans are being made for the monetization of the other artifacts recovered from the site.

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

     There have been no material changes in our critical accounting estimates since May 31, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 2 "Summary of Significant Accounting Policies' in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB and in our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004.

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

Three months ended August 31, 2004 compared to the three months ended August 31, 2003

     The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000. For more detail refer to the Financial Statements in Item 1.

Revenues

     Revenues for 2004 consisted primarily of coin sales of $6.1 million. Revenues for 2003 represented miscellaneous sales from merchandise and search operations.

Cost of Sales

     Cost of Sales for 2004 of $.6 million consisted of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with coin sales. Cost of sales as a percentage of revenue for 2004 was 9%. The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Artifact sales during 2004 consisted of both gold and silver coins. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly different unit sales prices for gold and silver coins.

Operating Expenses
                                                             Incr(Decr)
                                                          Dollar   Percent
   (Dollars in thousands)         2004         2003       Change   Change
                              -----------   -----------   ------   -------
                              (unaudited)   (unaudited)

Operations & research           $  481       $  697        $(216)     (31)%
Marketing, general&
  Administrative                 1,008          436          572      131 %
Depreciation                       103           55           48       88 %
                                ------       ------        -----     ----
                                $1,592       $1,188        $ 404       34 %
                                ======       ======        =====     ====

     Operations and research expenses were $.5 million in 2004, compared to $.7 million in 2003. Our recovery vessel was purchased in August 2003 when deployment operations began. Ship recovery costs were capitalized beginning in November 2003 associated with the discovery of artifacts on the SS Republic. Operations expenses were higher in 2003 because deployment costs were not capitalized. Total operations & research costs in 2004 before capitalization were $2.0 million compared to $.7 in 2003. The increase in 2004 before capitalization was due to ship costs attributed to recovery operations.

     Marketing, general and administrative expenses were $1.0 million in 2004 as compared to $.4 million in 2003. The major increase resulted from expansion of our corporate support functions due to execution of our business plan primarily associated with the recovery of the SS Republic artifacts. Of the $.6 million increase, $.4 million was the result of increased general and administrative expenses consisting primarily of personnel-related and corporate communication expenses and $.2 million was due to the expansion of our marketing and sales function.

     Depreciation increases were the result of acquisitions of additional property and equipment.

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

Six months ended August 31, 2004 compared to the six months ended August 31,
2003

     The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000. For more detail refer to the Financial Statements in Item 1.

Revenues

     Revenues for 2004 consisted of coin sales of $9.6 million. Revenues for 2003 represented miscellaneous sales from merchandise and search operations.

Cost of Sales

     Cost of Sales for 2004 of $1.5 million consisted of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with coin sales. Cost of sales as a percentage of revenue for 2004 was 16%. The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Artifact sales during 2004 consisted of gold and silver coins. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly different unit sales prices for gold and silver coins.

Operating Expenses
                                                             Incr(Decr)
                                                          Dollar   Percent
   (Dollars in thousands)         2004         2003       Change   Change
                              -----------   -----------   ------   -------
                              (unaudited)   (unaudited)

Operations & research           $  959       $  942      $   17        2%
Marketing, general&
  Administrative                 2,065          904       1,161      128%
Depreciation                       177           86          91      106%
                                ------       ------      ------      ----
                                $3,201       $1,932      $1,269       66%
                                ======       ======      ======      ====

    Operations and research expenses were $1.0 million in 2004, compared to $.9 million in 2003. Our recovery vessel was purchased in August 2003 when deployment operations began. Ship recovery costs were capitalized beginning in November 2003 associated with the discovery of artifacts on the SS Republic. Total operations & research costs in 2004 before capitalization were $3.7 million compared to $.9 in 2003. The increase in 2004 before capitalization was primarily due to ship costs attributed to recovery operations and additional archaeological and research efforts.

    Marketing, general and administrative expenses were $2.1 million in 2004 as compared to $.9 million in 2003. The major increase resulted from expansion of our corporate support functions due to execution of our business plan primarily associated with the recovery of the SS Republic artifacts. Of the $1.2 million increase, $.9 million was the result of increased general and administrative expenses consisting primarily of personnel-related and corporate communications expenses and $.3 million was due to the expansion of our marketing and sales function.

     Depreciation increases were the result of acquisitions of additional property and equipment.

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

Liquidity and Capital Resources

                                                         Six Months
                                                      Ended August 31,
       (Dollars in thousands)                              2004
       Summary of Cash Flows:                         ----------------
                                                        (Unaudited)

       Net cash used by operating activities             $     (31)
       Net cash used by investing activities             $  (2,704)
       Net cash provided by financing activities         $   4,537
                                                         ---------
       Net increase in cash and cash equivalents         $   1,802

       Beginning cash and cash equivalents               $   1,351
                                                         ---------
       Ending cash and cash equivalents                  $   3,153
                                                         ---------

     Cash and cash equivalents were $3.2 million at August 31, 2004, an increase of $1.8 million from the February 29, 2004 balance of $1.4 million. Of the $1.8 million of cash provided for the six months of 2004, $2.7 million was used for investing activities offset by $4.5 provided by financing activities.

     There was a minor amount of net cash used in operating activities. However, cash provided from operating activities consisted of $2.9 million of net income and non-cash expenses of $2.1 million representing deferred income taxes and depreciation. Cash used in operating activities of $5.1 million represented net changes in balance sheet accounts primarily consisting of an increase in inventory costs and accounts receivable.

     Cash used in investing activities of $2.7 million consisted of $1.3 million of capital expenditures for purchases of property and equipment primarily associated with our marine operations, $.3 million for development of attractions, and $1.1 million for the purchase of an existing office building. A $2.0 million bank mortgage was entered into to provide the balance of the funds required for the purchase of the building. Approximately 50% of the building will be utilized as our corporate headquarters and the other half will be leased to tenants.

     Cash provided by financing activities of $4.5 million included $1.5 million short term borrowing against our credit facility, sales of marketable securities of $2 million and proceeds from a combination of warrants and stock options exercised for the issuance of common stock of $1 million.

     As of August 31, 2004, the company had working capital of $9.7 million as indicated by current assets exceeding current liabilities. We believe the value of our artifact inventory as of August 31, 2004, as shown in the financial statements, is significantly less than the net proceeds we would expect to receive from the sale of the artifacts. We believe sales will provide sufficient working capital to meet our financial commitments and obligations for the remainder of 2004. In addition, we have pledged a portion of the numismatically significant gold coins as collateral for a $5 million secured credit facility through The Bank of Tampa which was closed in June 2004. This credit facility will be used to cover any short-term cash requirements as necessary. We are also in the process of conceptual design for both a traveling exhibit featuring the SS Republic and a fixed shipwreck attraction. We anticipate the funding for these operations will come from the exercise of warrants, bank financing or through revenue generated from the sale of recovered cargoes.

ITEM 3. CONTROLS AND PROCEDURES.

     As of August 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

    31.1  Certification of Chief Executive    Filed herewith electronically
          Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

    31.2  Certification of Chief Financial    Filed herewith electronically
          Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

    32.1  Certification of Chief Executive    Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

    32.2  Certification of Chief Financial    Filed herewith electronically
          Officer pursuant to 18 U.S.C.
          Section 1350

     (b) Reports on Form 8-K.

     During the quarter ended August 31, 2004, we filed three reports on Form 8-K, as follows:

       Date of Report          Form 8-K Item Numbers
       ------------------      -------------------------
       July 23, 2004           Item 2
       June 24, 2004           Items 5 and 7
       June 21, 2004           Items 7 and 12

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ODYSSEY MARINE EXPLORATION, INC.


Date: October 14, 2004             By:/s/ Michael J. Holmes
                                      Michael J. Holmes, Chief Financial
                                      Officer and Authorized Officer