Form 10QSB
period 2004-11-30
ODYSSEY MARINE EXPLORATION INC
filed 2005-01-14
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended November 30, 2004

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



                  5215 W. Laurel Street, Tampa, Florida 33607
                  -------------------------------------------
                    (Address of principal executive offices)

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

                         [ X ]  Yes       [   ]  No

As of December 31, 2004, the Registrant had 38,530,599 shares of Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:    Yes [  ]  No [ X ]



















                                    INDEX


Part I: Financial Information                                    Page No.
                                                                 --------
Item 1. Financial Statements:

     Unaudited Consolidated Balance Sheet - as of
     November 30, 2004 ........................................     3

     Unaudited Consolidated Statements of Operations, Three
     Months Ended November 30, 2004, and 2003..................     4

     Unaudited Consolidated Statements of Operations, Nine
     Months Ended November 30, 2004, and 2003..................     5

     Unaudited Consolidated Statements of Cash Flows, Nine
     Months Ended November 30, 2004 and 2003....................    6 - 7

     Notes to Consolidated Financial Statements.................    8 - 14

Item 2. Management's Discussion & Analysis......................   14 - 19

Item 3. Controls and Procedures.................................   19

Part II: Other Information

     Item 1.  Legal Proceedings.................................   19

     Item 2.  Unregistered Sales of Equity Securities...........   19

     Item 3.  Defaults Upon Senior Securities...................   20

     Item 4.  Submission of Matters to a Vote
              of Security Holders...............................   20

     Item 5.  Other Information.................................   20

     Item 6.  Exhibits..........................................   20

Signatures .....................................................   21

ITEM 1. FINANCIAL STATEMENTS

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 2004 - Unaudited

ASSETS

CURRENT ASSETS
  Cash                                                         $ 3,593,677
  Accounts receivable                                            1,643,125
  Inventory                                                      7,355,955
  Prepaid expense                                                  318,463
  Deferred tax asset                                             1,934,887
  Other current assets                                              32,489
                                                               -----------
          Total current assets                                  14,878,596

PROPERTY AND EQUIPMENT
  Equipment and office fixtures                                  6,461,143
  Building and land                                              3,255,581
  Accumulated depreciation                                      (1,244,706)
                                                               -----------
          Total property and equipment                           8,472,018

OTHER ASSETS
  Artifacts                                                        396,879
  Inventory (non current)                                        2,097,844
  Deposits                                                         271,355
  Deferred tax asset                                               895,142
  Attraction development                                           433,204
                                                               -----------
          Total other assets                                     4,094,424
                                                               -----------
          Total assets                                         $27,445,038
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $   892,748
  Accrued expenses                                               1,181,224
  Loan payable                                                      73,700
  Mortgage payable                                                 100,000
  Tenant deposits                                                   19,098
                                                               -----------
          Total current liabilities                              2,266,770

LONG TERM LIABILITIES
   Mortgage payable                                              1,866,667
   Deferred income from Revenue Participation Certificates         887,500
                                                               -----------
          Total long term liabilities                            2,754,167
                                                               -----------
          Total liabilities                                      5,020,937
                                                               -----------
STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value;  9,300,000
     shares authorized; none outstanding                                 -
 Preferred stock series A convertible - $.0001 par value;
     510,000 shares authorized;  none issued
     and none outstanding                                                -
 Common stock - $.0001 par value; 100,000,000 shares
     authorized; 38,530,599 issued and outstanding                   3,853
 Additional paid-in capital                                     26,430,933
 Accumulated unrealized gain on investment                             714
 Accumulated deficit                                            (4,011,399)
                                                               -----------
            Total stockholders' equity                          22,424,101
                                                               -----------
            Total liabilities and stockholders' equity         $27,445,038
                                                               ===========

The accompanying notes are an integral part of these financial statements.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                              Three Months Ended November,
                                                  2004            2003
                                               -----------    -----------

REVENUE                                        $ 6,300,371    $     2,862
COST OF SALES                                      290,742          1,474
                                               -----------    -----------
GROSS PROFIT                                     6,009,629          1,388

OPERATING EXPENSES
 Operations & research                             691,368      1,247,230
 Marketing, general & administrative             1,272,607        528,089
 Depreciation                                      136,643        111,949
                                               -----------    -----------
Total operating expenses                         2,100,618      1,887,268

INCOME (LOSS) FROM OPERATIONS                    3,909,011     (1,885,880)

OTHER INCOME (EXPENSE)
 Interest income                                     2,653          6,994
 Interest expense                                  (32,677)             -
 Other                                              26,380         40,000
                                               -----------    -----------
 Total other income (expense)                       (3,644)        46,994
                                               -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                3,905,367     (1,838,886)

 Income tax (provision)                         (1,493,178)             -
                                               -----------    -----------
NET INCOME (LOSS)                                2,412,189     (1,838,886)
                                               ===========    ===========
EARNINGS (LOSS) PER SHARE
 Basic                                         $      0.06    $     (0.06)
 Diluted                                       $      0.06    $     (0.06)

Weighted average number of common
 shares outstanding
   Basic                                        38,530,599     30,702,034
   Diluted                                      39,241,760     30,702,034


















The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                             Nine Months Ended November 30,
                                                  2004            2003
                                               -----------    -----------

REVENUE                                        $15,879,000    $    73,464
COST OF SALES                                    1,819,459          1,657
                                               -----------    -----------
GROSS PROFIT                                    14,059,541         71,807

OPERATING EXPENSES
 Operations & research                           1,650,433      2,168,619
 Marketing, general & administrative             3,337,849      1,453,473
 Depreciation                                      313,880        197,820
                                               -----------    -----------
Total operating expenses                         5,302,162      3,819,912

INCOME (LOSS) FROM OPERATIONS                    8,757,379     (3,748,105)

OTHER INCOME (EXPENSE)
 Revenue participation expense                           -        (12,986)
 Interest income                                     4,253         19,364
 Interest expense                                  (48,917)      (109,227)
 Other                                              35,598         45,736
                                               -----------    -----------
 Total other income (expense)                       (9,066)       (57,113)
                                               -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                8,748,313     (3,805,218)

 Income tax (provision)                         (3,461,282)             -
                                               -----------    -----------
NET INCOME (LOSS)                                5,287,031     (3,805,218)
                                               ===========    ===========
EARNINGS (LOSS) PER SHARE
 Basic                                         $      0.14    $     (0.12)
 Diluted                                       $      0.13    $     (0.12)

Weighted average number of common
 shares outstanding
   Basic                                        38,385,644      30,702,034
   Diluted                                      40,360,149      30,702,034




















The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                             Nine Months Ended November 30,
                                                   2004          2003
                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $  5,287,031   $(3,805,218)
Adjustments to reconcile net loss to
  net cash used by operating activity:
Deferred income taxes                             3,461,282             -
Common Stock issued for:
  Services                                                -        74,150
  Officer and director compensation                       -        50,600
  Interest payable                                        -       108,750
Depreciation                                        313,880       225,663
Gain on disposal of equipment                             -        (5,736)
Interest income related parties                           -       (15,770)
Inventory                                        (5,453,934)     (575,877)
(Increase) decrease in:
  Accounts receivable                            (1,640,297)            -
  Advances, prepaids, deposits                      (57,473)     (270,934)
Increase(decrease) in:
  Accounts payable                                 (140,778)      360,820
  Customer deposits                                  19,098             -
  Accrued expenses                                1,064,731        26,451
                                                -----------   -----------
NET CASH(USED) IN OPERATING ACTIVITIES            2,853,540    (3,827,101)
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (1,984,653)   (3,276,111)
  Purchase of U.S. Treasury Bills                         -    (2,988,664)
  Attraction development                           (433,204)            -
  Purchase of building and land                  (1,255,581)            -
                                                -----------   -----------
NET CASH (USED) IN INVESTING ACTIVITIES          (3,673,438)   (6,264,775)
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
     Issuance of common stock                     1,030,313    11,713,250
     Related party loans receivable                       -        38,610
     Loan payable                                 1,523,700       978,750
     Sale of marketable securities                1,991,554             -
  Repayment of note payable to related party              -        (2,144)
  Repayment of loan payable                      (1,450,000)
  Repayment of mortgage payable                     (33,332)
                                                -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         3,062,235    12,728,466
                                                -----------   -----------
NET INCREASE IN CASH                              2,242,337     2,636,590

CASH AT BEGINNING OF PERIOD                       1,351,340       785,559
                                                -----------   -----------
CASH AT END OF PERIOD                           $ 3,593,677   $ 3,422,149
                                                ===========   ===========
SUPPLEMENTARY INFORMATION:
 Interest paid                                  $    44,640   $    11,229
 Income taxes paid                              $         -   $         -



The accompanying notes are an integral part of these financial statements.

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Summary of significant non-cash transactions:

During the quarter ended November 30, 2004, total depreciation charged was $261,771. Of this amount $125,128 was capitalized as inventory.

During the quarter ended August 31, 2004, total depreciation charged was $211,575. Of this amount $108,594 was capitalized as inventory. Also, we borrowed $2,000,000 through a mortgage loan agreement to partially fund the purchase of our corporate and operations headquarters.

During the quarter ended May 31, 2004, total depreciation charged was $167,897. Of this amount, $93,641 was capitalized as inventory.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of November 30, 2004, results of operations, and cash flows for the interim periods presented. Operating results for the three months and nine months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

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

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets' estimated useful lives. The depreciation charge for the nine months ended November 30, 2004 was $641,243. Of this amount, $327,363 was capitalized as inventory.

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

At November 30, 2004, potential common shares, calculated using the treasury stock method, were included in the computation of diluted EPS as follows:

                                         Three Months        Nine Months
                                       Ended Nov 30, 04   Ended Nov 30, 04
                                       -----------------  -----------------
Weighted average shares outstanding           38,530,599         38,385,644
Potential common shares                          711,161          1,974,505
                                       -----------------  -----------------
Weighted average common and potential
common shares outstanding                     39,241,760         40,360,149
                                       =================  =================

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

At November 30, 2003 potential common shares were excluded in the computation of diluted EPS because their inclusion would have had an anti-dilutive effect on EPS. At November 30, 2003, there were options for 2,415,000 shares and warrants for 4,880,000 shares that were exercisable between $.30 and $2.50 per share which were thus excluded from the computation of diluted EPS.

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

                                        Three Months Ended November 30
                                            2004           2003
                                         -----------    -----------
Net income(loss):
  As reported                            $ 2,412,189    $(1,838,886)
  Pro forma adjustment for
  compensation, net of tax               $  (217,243)      (256,209)
                                         -----------    -----------
  Pro forma                              $ 2,194,946    $(2,095,095)
                                         ===========    ===========
Basic income(loss) per share:
  As reported                            $      0.06    $     (0.06)
  Pro forma                              $      0.06    $     (0.07)

Diluted income(loss) per share:
  As reported                            $      0.06    $     (0.06)
  Pro forma                              $      0.06    $     (0.07)


                                        Nine Months Ended November 30
                                            2004           2003
                                         -----------    -----------
Net income(loss):
  As reported                            $ 5,287,031    $(3,805,218)
  Pro forma adjustment for
  compensation, net of tax               $  (681,857)      (411,093)
                                         -----------    -----------
  Pro forma                              $ 4,605,174    $(4,216,257)
                                         ===========    ===========
Basic income(loss) per share:
  As reported                            $      0.14    $     (0.12)
  Pro forma                              $      0.12    $     (0.14)

Diluted income(loss) per share:
  As reported                            $      0.13    $     (0.12)
  Pro forma                              $      0.11    $     (0.14)

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The weighted average estimated fair value of stock options granted during the three months ended November 30, 2004 was $2.70. No options were granted during the three month period ending November 30, 2003. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three months ended November 30:

                                             2004           2003
                                            -------        -------
Risk-free interest rate                      3.72%            N/A
Expected volatility of common stock         465.8%            N/A
Dividend Yield                                  0%            N/A
Expected life of options                   5 years            N/A

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

NOTE C - ACCOUNTS RECEIVABLE

Trade accounts receivable of $1,643,125 resulted from the sale of inventory and are due in 30 days or less.

NOTE D - INVENTORY

At November 30, 2004, our inventory was $9,453,799 and consisted primarily of SS Republic artifacts. Of this amount $7,355,955 is classified as current assets based upon our anticipated sales plan.

NOTE E - INCOME TAXES

As of November 30, 2004, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $17,900,000. The NOL will expire in various years ending through the year 2024.

               ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INCOME TAXES - continued

For the nine months ended November 30, 2004 and 2003, the components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                   November 30, 2004     November 30, 2003
                                   -----------------     -----------------
Current
     Federal                         $          0          $          0
     State                                      0                     0
                                     ------------          ------------
                                     $          0          $          0

Deferred
     Federal                         $  2,980,125          $          0
     State                                481,157                     0
                                     ------------          ------------
                                     $  3,461,282          $          0
                                     ============          ============

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
     Net operating loss
       and capital loss carryforwards               $6,798,944
     Less: valuation allowance                         (10,993)
                                                    ----------
                                                    $6,787,951
Deferred tax liability:
     Excess of tax over book depreciation           $  539,591
     Artifacts recovery costs                        3,418,331
                                                    ----------
                                                    $3,957,922
                                                    ----------
Net deferred tax asset                              $2,830,029
Less: current net deferred tax asset                 1,934,887
                                                    ----------
     Net non-current deferred tax asset             $  895,142
                                                    ==========

As reflected above, the Company has recorded a net deferred tax asset of $2,830,029 at November 30, 2004. Management has determined that a valuation allowance is necessary because of the uncertainty in the utilization of its capital loss carryforwards. No valuation allowance is provided for its net operating loss carryforwards since management believes the Company will be profitable from sales and will generate taxable income sufficient to utilize the loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

The change in the valuation allowance is as follow:

          November 30, 2004                      $10,993
          February 29, 2004                      $     -
                                                 -------
          Change in valuation allowance          $10,993
                                                 =======

              ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INCOME TAXES - continued

Income taxes for the nine months ended November 30, 2004 and November 30, 2003 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

                                                       2004         2003
                                                    ----------   ----------
Federal income tax computed at US statutory rate    $2,974,426   $        -
State income taxes net of federal benefits             393,640            -
Nondeductible expense                                    8,165            -
Change in valuation allowance                           10,993            -
Effects of:
  Change in rate estimate                              101,535            -
  Change in NOL estimate                                87,031            -
Other, net                                            (114,508)           -
                                                    ----------   ----------
                                                    $3,461,282   $        -
                                                    ==========   ==========

NOTE F - BUILDING AND LAND

On July 23, 2004, we purchased a 23,500 square foot two story office building for $3,058,770 to serve as our corporate and operations headquarters. With tenant improvements the facility is recorded on the books at a cost of $3,255,581. We currently lease approximately 25% of the space to a tenant.

NOTE G - MORTGAGE PAYABLE

On July 23, 2004, we entered into a mortgage loan for $2,000,000 with the Bank of Tampa for the purchase of our corporate office building. The mortgage loan is due in 10 years and monthly payments are based on a 20 year amortization schedule. Interest, initially at 4.94%, will be adjustable semiannually based upon changes in the LIBOR (London Interbank Offered Rate) index. Interest expense was $25,309 and $37,812, respectively, for the three months and nine months ended November 30, 2004. Of the principal amount due on the mortgage $100,000 is classified as current liability. Future principal payments will be $8,333 through December 31, 2004 and will be $100,000 per year for the years 2005 through 2009.

NOTE H - LOAN PAYABLE

Revolving Credit Facility

On June 24, 2004, the Company entered into a $5 million revolving credit facility from The Bank of Tampa (the "Bank"). The interest-only credit line carries a floating interest rate of the bank's published prime rate and a term of one year. It is secured by a portion of the numismatically significant gold coins recovered by us from the SS Republic shipwreck, and by any of our funds on deposit with the Bank. At November 30, 2004 the balance due on the Loan Payable was $73,700. Interest expense was $7,368 and $11,105, respectively, for the three months and nine months ended November 30, 2004.

NOTE I - COMMITMENTS AND CONTINGENCIES

Commitments

During June 2004, we entered into an irrevocable standby letter of credit for an amount up to $334,000 which expires on December 31, 2004. As of November 30th 2004 there were no remaining commitments related to the letter of credit.

During October 2004 we committed to purchase coin boxes for February 2005 delivery in the amount of $358,450. A deposit of $89,613 was paid at the time of order and the balance will be due upon delivery.

During November 2004 we entered into an agreement for $315,000 for the design of a shipwreck attraction and exhibits. Also, we have committed for the fabrication of two shipwreck traveling exhibits for $3.2 million which are expected to open in mid 2005.

The company maybe subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

NOTE J - RELATED PARTY TRANSACTIONS

A construction company, owned by a relative of a company officer, performed building renovations amounting to $182,042.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     During the quarter ended November 30, 2004 the Odyssey team continued to excavate the SS Republic shipwreck site. To date more than 51,000 coins and approximately 14,000 artifacts have been recovered. At this point we have thoroughly searched the hull of the shipwreck and are confident that there is no specie remaining in that area. No purser's safe was found in the hull area.

     The coins recovered to date represent approximately 25% of the "$400,000 in specie" (face value in 1865) that historical research indicates was on board the Republic when she sank. It is possible that the balance of the specie, believed to have been on board the ship, may be in the debris field leading from the location of sinking to the ship's final resting place. A detailed search of this area is planned for January 2005, prior to departing for our next project. Based on our current understanding of the debris field, we believe that it should take no more than 10 to 20 operational days to complete the search of this area.

     The artifacts recovered from the SS Republic site include coins, bottles, domino sets, religious artifacts, ceramics, pottery and some personal effects. After artifacts are recovered, they are tagged, logged, measured and stabilized aboard the Odyssey Explorer before being transferred to the conservation facility. The majority of the Republic artifacts have been conserved and are being prepared for sale or exhibition.

     The RV Odyssey has been deployed to the Western Mediterranean, where it has commenced operations with its new suite of ROV and acoustic positioning technology. We plan on the Odyssey Explorer leaving for the Western Mediterranean after completion of the Republic debris field search. There it will take over operations which were initiated by the RV Odyssey.

     To date the majority of our revenue has been generated through the sale of coins from the SS Republic. These sales have been accomplished through a network of coin dealers and marketers. In addition to our existing dealers, our marketing team is testing a plan for telemarketing of Republic coins and other merchandise associated with shipwrecks.

     Work is continuing on the design and fabrication of our planned traveling exhibits. We will be announcing venues as soon as the final contracts are in place. We expect to begin generating revenues from the traveling exhibits in the second or third quarter of 2005.

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

     There have been no material changes in our critical accounting estimates since November 30, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 2 "Summary of Significant Accounting Policies' in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB and in our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004.

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

Three months ended November 30, 2004 compared to the three months ended November 30, 2003

     The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000. For more detail refer to the Financial Statements in Item 1.

Revenues

     Revenues for 2004 consisted primarily of coin sales of $6.3 million. Revenues for 2003 represented miscellaneous sales from merchandise.

Cost of Sales

     Cost of Sales for 2004 of $.3 million consisted of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with coin sales. Cost of sales as a percentage of revenue for 2004 was 5%. The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Artifact sales during 2004 consisted of both gold and silver coins. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly different unit sales prices for gold and silver coins. As of November 2004, the capitalized cost of recovery per artifact, excluding grading, conservation, packaging and shipping costs, was approximately $130. Approximately 65,000 artifacts have been recovered to-date from the SS Republic. The lower cost of sales for the quarter was attributable to a higher mix of gold coin sales.

Operating Expenses
                                                         Increase(Decrease)
                                                          Dollar   Percent
   (Dollars in thousands)         2004         2003       Change   Change
                              -----------   -----------   ------   -------
                              (unaudited)   (unaudited)

Operations & research           $  691      $ 1,247        $ 556       45 %
Marketing, General &
  Administrative                 1,273          528         (745)    (141)%
Depreciation                       137          112          (25)     (22)%
                                ------       ------        -----     ----
                                $2,101       $1,887        $(214)     (11)%
                                ======       ======        =====     ====

     Operations and research expenses were $.7 million in 2004, compared to $1.2 million in 2003. Our recovery vessel was purchased in August 2003 when deployment operations began. Ship recovery costs were capitalized beginning in November 2003 associated with the discovery of artifacts on the SS Republic. Operations expenses were higher in 2003 because deployment costs were not capitalized. Total operations & research costs in 2004 before capitalization were $2.1 million compared to $1.7 in 2003. The increase in 2004 before capitalization was primarily due to recovery operations for the vessel Odyssey Explorer during the period. Vessel operating costs in 2004 for the Odyssey Explorer averaged approximately $.5 million per month.

     Marketing, general and administrative expenses were $1.3 million in 2004 as compared to $.5 million in 2003. The major increase resulted from expansion of our corporate support functions due to execution of our business plan primarily associated with the recovery of the SS Republic artifacts. Of the increase, $.5 million was the result of increased general and administrative expenses consisting primarily of personnel-related and corporate communication expenses, and $.2 million was due to the expansion of our marketing and sales function including attraction development and selling commissions for artifacts.

     Depreciation increases were the result of acquisitions of additional property and equipment.

Provision for Income Taxes (Benefit)

     Federal and state income taxes for 2004 have been provided for at an estimated annual effective rate of 37.6%. For 2003, we did not have any taxable income. Net operating loss carryforwards resulted in a net deferred tax asset in 2003. However, we included a valuation allowance of 100% against the net deferred tax asset in 2003 because of the uncertainty of future taxable income.

Nine months ended November 30, 2004 compared to the nine months ended November 30, 2003

     The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000. For more detail refer to the Financial Statements in Item 1.

Revenues

     Revenues for 2004 consisted of artifact sales of $15.9 million. Revenues for 2003 represented miscellaneous sales from merchandise and search operations.

Cost of Sales

     Cost of Sales for 2004 of $1.8 million consisted of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with coin sales. Cost of sales as a percentage of revenue for 2004 was 11%. The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Artifact sales during 2004 consisted of gold and silver coins. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly different unit sales prices for gold and silver coins. As of November 2004, the capitalized cost of recovery per artifact, excluding grading, conservation, packaging and shipping costs, was approximately $130. Approximately 65,000 artifacts have been recovered to-date from the SS Republic.

Operating Expenses
                                                         Increase(Decrease)
                                                          Dollar   Percent
   (Dollars in thousands)         2004         2003       Change   Change
                              -----------   -----------   ------   -------
                              (unaudited)   (unaudited)

Operations & research          $ 1,650       $2,168      $  518        24 %
Marketing, general&
  Administrative                 3,338        1,453      (1,885)     (130)%
Depreciation                       314          198        (116)      (59)%
                                ------       ------      ------      ----
                                $5,302       $3,819     $(1,483)      (39)%
                                ======       ======      ======      ====

    Operations and research expenses were $1.7 million in 2004, compared to $2.2 million in 2003. Our recovery vessel was purchased in August 2003 when deployment operations began. Ship recovery costs were capitalized beginning in November 2003 associated with the discovery of artifacts on the SS Republic. Total operations & research costs in 2004 before capitalization were $5.8 million compared to $2.6 million in 2003. The increase in 2004 before capitalization was primarily due to recovery operations for the vessel Odyssey Explorer during the period; additional archaeological, conservation, and research expenses; and search operations by the vessel RV Odyssey. Vessel operating costs in 2004 for the Odyssey Explorer averaged approximately $.5 million per month.

     Marketing, general and administrative expenses were $3.3 million in 2004 as compared to $1.5 million in 2003. The major increase resulted from expansion of our corporate support functions due to execution of our business plan primarily associated with the recovery of the SS Republic artifacts. Of the increase, $1.3 million was the result of increased general and administrative expenses consisting primarily of personnel-related, insurance and corporate communications expenses, and $.6 million was due to the expansion of our marketing and sales function including attraction development and selling commissions for artifacts.

     Depreciation increases were the result of acquisitions of additional property and equipment.

Provision for Income Taxes (Benefit)

     Federal and state income taxes for 2004 have been provided for at an estimated annual effective rate of 37.6%. For 2003, we did not have any taxable income. Net operating loss carryforwards resulted in a net deferred tax asset in 2003. However, we included a valuation allowance of 100% against the net deferred tax asset in 2003 because of the uncertainty of future taxable income.

Liquidity and Capital Resources

       (Dollars in thousands)                        (unaudited)
       Summary of Cash Flows:                            2004
                                                      ----------
       Net cash provided by operating activities      $   2,849
       Net cash used by investing activities          $  (3,673)
       Net cash provided by financing activities      $   3,067
                                                      ---------
       Net increase in cash and cash equivalents      $   2,242

       Beginning cash and cash equivalents            $   1,351
                                                      ---------
       Ending cash and cash equivalents               $   3,594
                                                      ---------

     Cash and cash equivalents were $3.6 million at November 30, 2004, an increase of $2.2 million from the February 29, 2004 balance of $1.4 million. Of the $2.2 million increase in cash for the nine months of 2004, $3.7 million was used for investing activities which was offset by $3.1 provided from financing activities and $2.8 million from operating activities.

     Cash provided from operating activities consisted of $5.3 million of net income and non-cash expenses of $3.8 million representing deferred income taxes and depreciation. Cash used in operating activities of $6.2 million represented net changes in balance sheet accounts primarily consisting of an increase in inventory costs and accounts receivable. Accrued expense liabilities of $1.1 million consisted primarily of grading and conservation costs of inventory incurred but not paid until coins are shipped.

     Cash used in investing activities of $3.7 million consisted of $2.0 million of capital expenditures for purchases of property and equipment primarily associated with our marine operations and corporate expansion efforts, $.4 million for development of attractions, and $1.3 million for the purchase of an existing office building and tenant improvements. A $2.0 million mortgage payable was entered into to provide the balance of the funds required for the purchase of the building. Approximately 50% of the building is being utilized as our corporate headquarters, 25% is currently leased and 25% is available for lease or expansion.

     Cash provided by financing activities of $3.1 million included $1.5 million short term borrowing against our credit facility offset by a loan repayment of $1.4 million, sales of marketable securities of $2 million and proceeds from a combination of warrants and stock options exercised for the issuance of common stock of $1 million.

     As of November 30, 2004, we had working capital of $12.6 million as indicated by current assets exceeding current liabilities. We believe the value of our artifact inventory as of November 30, 2004, as shown in the financial statements, is significantly less than the net proceeds we would expect to receive from the sale of the artifacts. We have pledged a portion of the numismatically significant gold coins as collateral for a $5 million secured credit facility through The Bank of Tampa. This credit facility will be used to cover any short-term cash requirements as necessary. As of November 30, 2004, we had loans outstanding of $73,700 against the credit facility. We have also committed to the fabrication of two traveling exhibits for $3.2 million. The planned exhibits will showcase the history of shipwrecks featuring the SS Republic. Interactive elements and exhibits will present the science and technology the company utilizes to conduct deep ocean shipwreck searches and archaeological excavations. We anticipate the funding for the exhibits will come from bank financing or through revenue generated from the sale of recovered cargoes. Also, design of a fixed shipwreck attraction has been completed and we continue to evaluate financing alternatives with a plan to begin construction later in 2005.

ITEM 3.  CONTROLS AND PROCEDURES

     As of November 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of November 30, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                         PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc.("Seahawk") and the Company. The plaintiffs allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the S.S.
Republic.   The plaintiffs allege that their research which was provided to
Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution.

     Management believes that the law suit is without merit with respect to the Company and they intend to vigorously defend the action.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

ITEM 3.  Defaults Upon Senior Securities.

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5.  Other Information.

     None.

ITEM 6.  Exhibits.

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

                                   ODYSSEY MARINE EXPLORATION, INC.


Date: January 14, 2005             By:/s/ Michael J. Holmes
                                      Michael J. Holmes, Chief Financial
                                      Officer and Authorized Officer