Form 10-KT
period 2004-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2005-03-23
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM MARCH 1, 2004 TO DECEMBER 31, 2004

Commission File Number 1-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 W. Laurel Street, Tampa, Florida 33607

(Address of principal executive offices)

(813) 876-1776

(Registrant’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $17,622,092.

As of March 10, 2005, the Registrant had 41,308,099 shares of Common Stock, $.0001 Par Value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $88,256,000.

Transitional Small Business Disclosure format:    Yes  ☐    No  ☒

FORM 10-KSB

As used in this Transition Report on Form 10-KSB, “we,” “us,” “our company” and “Odyssey” means Odyssey Marine Exploration, Inc. and our subsidiaries, unless the context indicates otherwise. Previously, Odyssey’s fiscal year was the twelve-month period ending on the last day of February. As a result of a change in our fiscal year, Odyssey’s 2004 transition period consists of the ten-month period ended December 31, 2004, and thereafter Odyssey’s fiscal year will be the twelve-month period ending December 31.

PART I

This Transition Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this report and in our “RISK FACTORS” in Item 1. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

ITEM 1. DESCRIPTION OF BUSINESS

Overview of Odyssey

Odyssey Marine Exploration, Inc. is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. We employ advanced state-of-the-art technology, including side scan sonar, remotely operated vehicles, or ROVs, and other advanced technology, that enables us to locate and recover shipwrecks at depths that were previously unreachable in an economically feasible manner.

Odyssey’s founders have significant experience in deep ocean shipwreck exploration, and have supervised extensive deep-water archeological excavations with ROVs. In addition to operational experience, our officers have taken a leadership role in the development of a shipwreck exploration industry, having founded the Professional Shipwreck Explorer’s Association, served on the United States delegation for the Convention on the Protection of Underwater Cultural Heritage for four consecutive terms, provided advice to various government agencies on shipwreck policy issues in both the United States and abroad, and negotiated the world’s first sovereign shipwreck partnering agreement with any government.

Odyssey continues to build on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep ocean search and recovery.

Odyssey is a Nevada corporation which was formed on March 5, 1986.

Founding Principles

Odyssey was founded on the following principles:

•	Ships have been lost through the centuries in deep water while carrying intrinsically valuable artifacts and cargoes.

•	The technology now exists to both find and recover these lost artifacts and cargoes in an archaeologically sound fashion.

•	The combination of these factors means that a new industry will likely emerge, and we plan to be the leader within this new industry.

Mission and Strategy

Our mission is to become the premier company engaged in deep water shipwreck exploration through the application of state-of-the-art technology and dedication to the preservation of underwater cultural heritage through sound archaeological practices.

The cost of mobilizing vessels, complex equipment and a professional team of technicians, archaeologists, conservators and scientists capable of conducting deep-water search and recovery is very high. Therefore, our strategy is to build a “pipeline” of well-researched projects and then move equipment and personnel from project to project in a cost-effective and efficient manner.

Project Criteria

Since 1994, we have spent much of our time and resources conducting research in an attempt to identify shipwreck projects that meet the following criteria:

•	The shipwreck must be in deep water, thereby minimizing the possibility that it has been broken up and covered by shifting sands or the target of previous recovery efforts.

•	The research must indicate that the shipwreck was carrying enough intrinsically valuable cargo to pay for the high cost associated with deep-ocean archaeological recovery, and to provide an attractive return for our investors and stockholders.

•	The research must provide good navigational information concerning the sinking location in order to minimize the search area and provide a reasonable expectation that the wreck can be found.

•	The issues relating to ownership of the shipwreck and its cargo must be resolved or reasonably predictable prior to beginning any recovery in order to minimize potential for litigation.

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

Revenue Sources

Although we believe the majority of our future revenue will continue to be generated through the sales of intrinsically valuable cargoes, we also plan to produce revenue from other activities including marketing shipwreck merchandise, expedition sponsorships, sale of intellectual property rights, adventure tourism, archaeological services, and operation of themed attractions and exhibits. During December 2004 we conducted a test to determine if direct telemarketing was a viable method to sell our ungraded coins and other shipwreck related items. Based upon the test, we have decided to operate a telemarketing sales center.

Active Projects

In the past we have from time to time disclosed information concerning each of our existing and planned search operations. In order to protect the identities of the targets of our planned search operations, we have decided to defer disclosing specific information relating to our search targets until we have located the targeted shipwreck or shipwrecks and determined a course of action to protect our property rights.

We have completed an extensive target development program for our 2005 search season. Our research team has designated five shipwreck targets that will be the focus of upcoming search operations. According to company research, none are believed to be sovereign immune warships pursuant to the Law of the Sea Convention, nor in the territorial waters of any country. Because of this, archaeological documentation and excavation of each site can be started immediately upon discovery.

We believe that only two of the five targets may have any potential insurance claimants, and it is anticipated that they would be resolved in a manner consistent with the resolution of the insurance claims relating to the SS Republic described below.

To undertake this search program, we have leased another ship, similar in size and sea-keeping capabilities to our vessel Odyssey Explorer, and we have acquired a new, advanced search system, which allows us to search areas at twice the speed of our previous system. It is anticipated the entire area of possibility for these five sites, some of which overlap, can be searched completely during approximately twelve months of search operations, which are scheduled to begin in April 2005. We anticipate that the areas of highest probabilities for two primary targets will be completed within four months. The ship is scheduled to begin mobilization in April 2005, and search operations should begin shortly thereafter.

Odyssey Explorer has recently completed working on the SS Republic project described below and has been relocated to the western Mediterranean Sea to begin recovery operation on the HMS Sussex project, which is also described below. Our 113-foot search vessel, RV Odyssey, is currently conducting search and survey operations in the western Mediterranean Sea as well.

Set forth below is information relating to two of our active projects, the ongoing recovery of the shipwreck SS Republic and the recovery of a shipwreck believed to be HMS Sussex.

SS Republic Project

The SS Republic was a side-wheel steamer lost in deep water in 1865 after battling a hurricane for two days. The ship, en-route from New York to New Orleans, was reportedly carrying $400,000 in specie (1865 face value) when it sank. The ship’s history includes service in both the Confederate and Union navies during the American Civil War.

We discovered the shipwreck in the summer of 2003 nearly 1,700 feet below the surface of the Atlantic Ocean approximately 100 miles off the Georgia coast. In March 2004, Odyssey was awarded title and ownership to the SS Republic shipwreck and cargo, including the hull, artifacts and the specie that was on board when she sank.

The archaeological excavation has been ongoing since mobilization and deployment of Odyssey’s advanced deep ocean archaeological platform until we finished the current recovery operations during February 2005.

Odyssey completed the pre-disturbance survey work on the SS Republic shipwreck site in October 2003. Over 4,600 digital still photographs were taken over the course of 23 dives. The detailed photomosaic produced a high-resolution image of the shipwreck site and debris field. This can be used in later study and documentation of the SS Republic and serves as a map to helped the Odyssey team determine excavation priorities.

Shortly after commencement of archaeological excavation of the site, a substantial number of gold and silver coins were revealed using Odyssey’s Sediment Removal and Filtration, or SeRF, system.

During the SS Republic excavation, more than 51,000 gold and silver coins and approximately 14,000 artifacts were recovered. Our ROV ZEUS completed 262 dives to the shipwreck site and debris field, logging almost 3,500 hours of bottom time.

The excavation system has proven very effective, and the hull of the shipwreck has been excavated and cleaned down to the wooden hull timbers, so that there is no possibility of coins or artifacts remaining in the excavated areas. The operations team has encountered large beams, significant amounts of iron and other obstructions that have slowed down excavation, but our ROV ZEUS and the recovery team have proven the effectiveness of the system by clearing every obstacle.

In late 2003, when it appeared that all the coins might have been located in one small area, we anticipated recovering them all within 60 days. We recovered significantly more coins than were expected because many of them were smaller denomination silver half dollar coins. The coin recovery was efficient, allowing for recovery of up to 2,000 coins or more per day, even though they were recovered one at a time. The necessity of excavating the entire shipwreck site in an attempt to locate the balance of the coins, which our research suggests should still be there, required a significantly longer timeframe for the site excavation.

The coins recovered to date represent approximately 25% of the “$400,000 in specie” (face value in 1865) that historical research indicates was on board the Republic when she sank.

Upon completion of the search of the main hull, we began searching the debris field in order to determine whether a purser’s safe, which could have contained the missing specie, could have fallen from the ship as it descended to the bottom of the ocean. While several artifacts were recovered in the debris field search, we determined that it would be prudent to return to the site at a later date with tools better suited to searching the debris field. We do not have this return scheduled at this time, and timing on any additional search operations will depend on the deployment of our search ships and appropriate weather windows. We have been declared the owners of the wreck and there is a federal injunction in place preventing others from disturbing the site in our planned absence.

To date more than 51,000 coins and approximately 14,000 artifacts have been recovered from SS Republic, including $20.00 Double Eagles, $10.00 Eagles, Half Dollars and Quarter Dollars. Coins from the SS Republic have been divided into two categories. The first category, our “numismatic collection,” consists of coins that are indistinguishable from coins that have never been underwater. These have been priced to correlate with their numismatic value. The second category includes ungraded shipwreck coins (“shipwreck effect”) that have been conserved and encased in a certified tamper-resistant holder by Numismatic Conservation Services, or NCS, and Numismatic Guaranty Corporation, or NGC.

The SS Republic “shipwreck” effect Liberty Seated Half Dollars are unique. Unlike the graded numismatic coins from the SS Republic shipwreck site, an expert can tell that these coins have been lying on the ocean floor for many years. These “shipwreck effect” coins were the first available for sale, and the marketing program for them was launched, on May 15, 2004, at a 24-hour marathon of Shop at Home Television “Coin Vault” program. SS Republic ungraded silver half dollar coins were offered in a package that included a souvenir wooden box with engraved plaque, a 16-page color booklet and DVD of a National Geographic/MSNBC television special that aired April 25, 2004. These were offered in four one-hour segments dedicated exclusively to SS Republic coins.

HMS Sussex Project

The Sussex project is an expedition to locate, recover and market the artifacts and cargo of a large colonial-period British warship, HMS Sussex, which was lost in a severe storm in 1694. Based on research conducted by contract researchers and our in house research team, we believe that there is a high probability that the ship was carrying a cargo of coins with a bullion value of approximately $100 million and a much higher numismatic value. We conducted offshore search operations on this project in 1998, 1999, 2000 and 2001. Based on the results of these search operations, we believe that there is a high probability we have located the remains of HMS Sussex.

On September 27, 2002, we entered into an agreement with the Government of the United Kingdom of Great Britain and Northern Ireland, which we refer to as the British Government, which allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts from the shipwreck site. The agreement provided for us to submit a Project Plan to the British Government concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. This Plan was submitted and was declared fit for purpose during 2004 with the exception of the staffing plan, which could not be completed until the actual start date was agreed upon and the availability of personnel could be determined.

The following sharing arrangements have been agreed upon with respect to the aggregate amount of the appraised values and/or selling prices of the artifacts, net of agreed selling expenses:

Range	British Government	Odyssey
$0 - $45 million	20%	80%
$45 million to $500 million	50%	50%
Above $500 million	60%	40%

In addition to the percentages specified above, we will also pay the British Government 10% of any net income we derive from intellectual property rights associated with the project.

We also received the exclusive worldwide right to use the name “HMS Sussex” in connection with sales and marketing of merchandise (exclusive of artifacts) related to the shipwreck, and the British Government will receive 3% of the gross sales of such merchandise.

Our agreement with the British Government is for a period of 20 years, and can only be terminated if:

•	the shipwreck is not HMS Sussex;

•	we are in serious breach of our obligations under our agreement with the British Government.

Pursuant to our agreement with the British Government, our staffing plan was recently approved, and we were cleared to begin the archaeological exploration of the HMS Sussex site. Operations are scheduled to begin during March 2005. Once the preliminary stages of the excavation, including pre-disturbance survey, photomosaic and environmental sampling are completed, we will begin excavation of the site. Depending upon the outcome of the initial recovery operations, specifically whether or not the wreck is that of the Sussex and whether or not we locate any valuable bullion or specie, the balance of the recovery operation may take anywhere from 3 to 18 months.

The shipwreck that we believe is the HMS Sussex is located in the search area for a project that we have referred to as our “Cambridge Project.” We sold through private placements of Revenue Participation Certificates, or RPCs, the right to share in our future revenues derived from the Cambridge Project. As of April 30, 1999, when the offering was closed, we had sold $825,000 of the RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 million to $35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge Project. Additionally, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post-finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. The shipwreck that we believe is the HMS Sussex is located within the specified search area, and we will be responsible to share future revenues, if any, from this shipwreck with the subcontractor. The subcontractor’s rights were foreclosed upon during 2002 and the purchaser, Blue Sky Investments, LLC is partially owned by John Morris and Greg Stemm, officers and Directors of the Company. At the time of the foreclosure, the Company was offered the opportunity to acquire the foreclosure rights but declined.

Technology

Odyssey is a pioneer in the use of advanced deep-ocean technology for shipwreck exploration. We are not, for the most part, inventors of the technologies required for deep ocean search and recovery. We use technologies that others, primarily the military, oil industry, and telecommunications industry, have developed at great expense.

We have learned how to apply these technologies specifically to locate shipwrecks and to conduct precise archaeological recoveries at depths of 100 to 2,000 meters and beyond. Although we tend to use “off the shelf” technology because it is cost effective, we do have several proprietary software and equipment applications that maximize the effectiveness of our search and recovery systems. Software to precisely document the complete archaeological excavation and advanced sediment removal and filtration systems are two examples of our technological innovations.

Equipment

Most of our projects are conducted in two phases. The search phase is usually conducted from a smaller vessel outfitted with survey equipment and an inspection ROV. The recovery phase requires a vessel equipped with a work-class ROV, sophisticated positioning systems, and certain Odyssey technology and proprietary software, which allows us to record the recovery in an archaeologically sound manner.

In 2003, we purchased the 113-foot search and survey vessel RV Odyssey and equipped it with sophisticated search and identification equipment. That ship and search team successfully concluded the SS Republic search operation with location of the shipwreck in August 2003. RV Odyssey will be our primary search vessel for coastal projects and can recover small artifacts that may aid in identifying our targets on a cost-effective basis. This vessel operates with a minimum ship’s crew of five and a technical crew of two to four.

During September 2003, we purchased a 251-foot dynamically-positioned ship that we named Odyssey Explorer and a 2,500 meter 200 HP work-class ROV that we nicknamed ZEUS. Coupled with a sophisticated suite of cameras, lighting and positioning equipment, as well as advanced computer monitoring and proprietary data management systems, ZEUS provides us with the ability to perform extensive archaeological excavation work to depths of 2,500 meters.

The Odyssey Explorer and Zeus were mobilized in Baltimore and deployed to the SS Republic site in October 2003, where they conducted the recovery of the SS Republic prior to being relocated to the western Mediterranean in March 2005.

We have also purchased new manipulators and integrated them with Zeus to provide the capability for recording the X, Y and Z position of artifacts as they are recovered. This resulted in a more efficient and accurate site excavation. We have also integrated a new high-definition, or HD, camera system that will add HD filmmaking to our intellectual property and media capabilities.

We have recently integrated substantial additions to our computer control, navigation and guidance systems that significantly improve our capability for conducting pre-disturbance surveys and creating photomosaics. We have also added a new flotation pack that significantly increases the payload on ZEUS, enabling us to operate multiple tooling packages simultaneously.

Sales and Marketing

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially we wholesaled silver coins to coin dealers who sold them through telemarketing and television outlets. During May of 2004, we began to sell gold coins through the same dealer network. These dealers provided an immediate outlet for our coins and enabled us to generate revenue during 2004. While the coins sold well, we realized that the buyers were not Odyssey customers and we were missing out on the opportunity to contact the buyers with a view to selling them additional Odyssey products such as artifacts.

During December 2004 we conducted a test with a small group of telemarketers from our office. During the month we sold approximately $50,000 worth of coins and artifacts. Based upon the results of this test marketing, we decided to open and operate our own telemarketing group.

In addition to telemarketing, we are working on several other sales initiatives including the development and operation of shipwreck attractions; joint marketing in connection with jewelers and sales through strategically located kiosks.

It is our intention to develop marketing strategies that can be employed to sell a wide variety of material that we expect to recover from our various shipwrecks. We intend to continue to sell our graded gold coins through our dealer network.

Shipwreck Attractions

The development and operation of shipwreck attractions has always been a fundamental building block in the Odyssey business plan. A team of experienced professionals has been assigned to create and locate attractions to share the drama and discovery of shipwrecks and celebrate the return of trade goods and artifacts to mankind.

The Odyssey attractions will share the dramatic stories of the people, the turmoil and the circumstances that took ships to the bottom of the sea. Interpretation of the findings will unfold through the artifacts and images gathered from shipwreck sites. A variety of historic and beautiful artifacts along with compelling high definition video images from the sea bed will be featured in dozens of interactive exhibits and on LCD screens throughout the state of the art attractions. The Odyssey collection of artifacts will feature valuable, sometimes priceless artifacts. The gold and silver specie recovered from SS Republic encompasses one of the most remarkable coin collections from this period.

The Odyssey attractions will attract, entertain and educate a multi-generational market. The attractions have been designed to appeal to the entire family from pre-schoolers to grand parents. Education programs will further share the discovery, history and revelations of shipwrecks with students of all ages.

Revenue will be derived through admissions and retail sales, including coins, artifacts, replicas, photography and specially designed merchandise.

Odyssey plans to open two attractions in the 2005 calendar year.

Archaeology and Science

Many of the shipwrecks that we intend to pursue may have important historical and cultural characteristics. Every such project undertaken by us will be subject to stringent archaeological standards, thus adding to the body of knowledge of the people, the history and the culture of the vessel’s time. We believe adherence to these principles will increase the economic value of the artifacts and intellectual property rights of each project as well as enhance the level of cooperation we receive from governmental, archaeological and other interests.

In addition, many deep ocean recovery expeditions will lend themselves to interdisciplinary scientific studies including oceanography, marine biology, environmental research, bioengineering and other fields.

Legal and Political Issues

Odyssey works with a number of leading international maritime lawyers and policy experts to constantly monitor international legal initiatives that might affect our projects. As a matter of policy, we begin with the assumption that some entity, whether a government, private concern or insurance company, may have some rights to shipwrecks that are slated for search and recovery operations. Based on this assumption, rigorous legal tests are applied in order to ascertain which entities might be able to create roadblocks to a successful project. In some cases, such as that of HMS Sussex, it was determined that the most prudent mechanism for moving forward was to negotiate a contract with the owner of a vessel in order to manage litigation risk.

In other cases, such as the SS Republic project, we entered into an agreement whereby we purchased the insurance company’s interest in the shipwreck and cargo, opening the way for an immediate grant of title to Odyssey by the federal court that had jurisdiction.

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

These factors are taken into account in determining whether to proceed with a project as planned. Other factors, such as the new UNESCO Convention for the Protection of Underwater Cultural Heritage are also taken into consideration. New political initiatives such as this Convention could restrict access to historical shipwrecks throughout the world to the extent that they might require compliance with cultural resource management guidelines and regulations. Some of these will require adherence to strict archaeological practices, and we intend to follow reasonable guidelines in all projects to which they are applicable. Greg Stemm, Odyssey’s co-founder, was a member of the United States delegation that negotiated the UNESCO Convention, and as such provides us with a thorough understanding of the underlying principles and ramifications of the Convention, and advance notice of other cultural resource management issues that might affect our projects.

The UNESCO Convention is not expected to affect operations in international waters, and the United States, the United Kingdom and other major maritime governments have already stated explicitly that they do not intend to sign the Convention. Nevertheless, some countries in whose waters we may work may sign the Convention. While the UNESCO Convention states that artifacts may not be sold, it also states that this prohibition may not prevent the provision of archaeological services, and we intend to provide such services in contracts with governments. We believe that the primary value of the cargoes we seek are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and so should not be subject to the rule prohibiting sale.

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

Cost of Environmental Compliance

With the exception of vessel operations and conservation activities, our general business operations do not expose us to environmental risks or hazards. We carry insurance that provides a layer of protection in the event of an environmental exposure resulting from the operation of our vessels. The cost of such coverage is minimal on an annual basis. We believe the risk associated with our conservation activities is minimal.

Employees

We have 45 full-time employees working from our corporate offices in Tampa Florida. Additionally, we employ approximately 20 crewmen who operate the vessels RV Odyssey and Odyssey Explorer. We also hire technical personnel as needed for marine survey and recovery on the RV Odyssey and Odyssey Explorer. Depending upon the particular operations they are conducting, the RV Odyssey will utilize two to four technicians, and the Odyssey Explorer will use from 14 to 20. In addition, we hire subcontractors and consultants from time to time to perform specific services.

Risk Factors

You should carefully consider the following factors, in addition to the other information in this Transition Report on Form 10-KSB, in evaluating our company and our business. Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and should be carefully considered in evaluating Odyssey or any investment decision relating to our securities. This section does not describe all risks applicable to Odyssey, its industry or its business. It is intended only as a summary of the principal risks.

Our business involves a high degree of risk.

An investment in Odyssey is extremely speculative and of exceptionally high risk. Although we have access to a substantial amount of research and data which has been compiled regarding various projects, the quality and reliability of such research and data is unknown. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have already been salvaged, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the cost of recovery exceeds the value of the objects recovered or that others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing good title to them, there can be no assurance as to the value that such objects will bring at their sale, as the market for such objects is very uncertain.

The research and data we use may not be reliable.

The success of a shipwreck project will be dependent to a substantial degree upon the research and data we have obtained. By its very nature, research and data regarding shipwrecks is imprecise, incomplete and unreliable. It is often composed of or affected by numerous assumptions, rumors, legends, historical and scientific inaccuracies and inaccurate interpretations which have become a part of such research and data over time.

Recovery efforts may be affected by natural hazards.

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct search and recovery operations only during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur and adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

We may be unable to establish our rights to any objects we recover.

Persons and entities other than Odyssey and entities we are affiliated with (both private and governmental) may claim title to the shipwrecks. Even if we are successful in locating and recovering shipwrecks, we cannot assure you that we will be able to establish our right to property recovered against governmental entities, prior owners, or other attempted salvors claiming an interest therein. In such an event, we could spend a great deal of money and receive no revenue for our work.

The market for any objects we recover is uncertain.

Even if valuable items can be located and recovered, it is difficult to predict the price that might be realized for such items. The value of recovered items will fluctuate with the precious metals market, which has been highly volatile in recent years. In addition, the entrance on the market of a large supply of similar items from shipwrecks located and recovered by others could depress the market for these items.

We could experience delays in the disposition or sale of recovered objects.

The methods and channels that may be used in the disposition or sale of recovered items are uncertain at present and may include several alternatives. Ready access to buyers for any artifacts or other valuable items recovered cannot be assured. Delays in the disposition of such items could adversely affect our cash flow.

Objects we recover could be stolen from us.

If we locate a shipwreck and assert a valid claim to items of value, there is a risk of theft of such items at sea, both before and after their recovery, by “pirates” or poachers and while in transit to a safe destination. Such thefts may not be adequately covered by insurance.

We face competition from others.

There are a number of competing entities engaged in various aspects of the shipwreck business, and in the future other competitors may emerge. One or more of these competing entities may locate and recover a shipwreck that we intend to locate and recover. In addition, these competing entities may be better capitalized and may have greater resources to devote to their pursuit of the shipwreck.

We may be unable to get permission to conduct salvage operations.

It is possible that we will not be successful in obtaining title to, or permission to excavate certain wrecks. In addition, permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

Our articles of incorporation authorize generic preferred stock.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock. Our board of directors has the right to establish the terms, preference, rights and restrictions of the preferred stock. Such preferred stock could be issued with terms, rights, preferences and restrictions that could discourage other persons from attempting to acquire control and thereby insulate incumbent management. In certain circumstances, the existence of corporate devices that would inhibit or discourage takeover attempts could have a negative effect on the market value of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our offices at 5215 W. Laurel Street, Tampa, Florida 33607. We purchased the 23,500 square foot two story office building for $3,058,770 to serve as our corporate and operations headquarters. We currently lease approximately 25% of the space to a tenant. Prior to occupying our new headquarters, we leased approximately 4,500 square feet of office space in two adjacent buildings at 3604-3606 W. Swann Avenue, Tampa, Florida. Our monthly rent was approximately $6,000 per month, and rent expense for the ten months ended December 31, 2004 was approximately $50,500. As of December 2004 we no longer rent either of our prior facilities.

We also own certain vessels and equipment that are material to our operations. See “Item 1. Description of Business – Equipment.”

ITEM 3. LEGAL PROCEEDINGS

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc.(“Seahawk”) and the Company. The plaintiffs allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The South Carolina court has not yet heard nor ruled on the Motion.

Management believes that the law suit is without merit and intends to vigorously defend the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET OR MARKETS

Our Common Stock was quoted on the OTC Bulletin Board under the symbol “OMEX” until November 18, 2003. On November 19, 2003, our stock was listed on the American Stock Exchange and is traded under the symbol “OMR.”

The following table sets forth the high and low sale prices for our securities during each quarter for the periods set forth below.

	Price
	High	Low
Quarter Ended
May 31, 2003	$1.45	$0.45
August 31, 2003	$5.50	$1.09
November 30, 2003	$5.60	$3.12
February 29, 2004	$6.50	$4.20
May 31, 2004	$6.80	$3.00
August 31, 2004	$3.66	$1.76
November 30, 2004	$3.10	$2.00

Month Ended
December 31, 2004	$2.75	$2.02

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

The number of record holders of our $.0001 par value Common Stock at January 21, 2005 was 318. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

DIVIDENDS

Holders of the Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our Common or Preferred Stock and none are anticipated in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the one month period ending December 31, 2004, there were no sales of unregistered securities.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto. A description of our business is discussed in Item 1 of this report which contains an overview of our business as well as the status of our ongoing project operations.

Results of Operations

The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000. For more detail refer to the Financial Statements in Item 7.

Due to a change in our fiscal year to December 31, our 2004 transition period consists of a ten-month period ended December 31, 2004, and is compared to a fiscal year ended February 29, 2004. In the future our reporting period will be a fiscal year ending December 31.

Ten months ended December 31, 2004 compared to the year ended February 29, 2004

Revenues

Revenues for the ten month period ended December 31, 2004 were $17.6 million as compared to $.1 million for the year ended February 29, 2004. Revenues for the period ended December 31, 2004 consisted primarily of artifact sales representing approximately 9,000 gold and silver coins. Revenues for the year ended February 29, 2004 consisted of search operations performed for a third party and merchandise sales. Sales of artifacts from the SS Republic began in May 2004. During the first nine months of the ten months ended December 31, 2004, sales channels for gold and silver coins were primarily through dealer networks. Odyssey began testing a direct sales center in December 2004. Based on the results of those tests, the direct sales center has now transitioned to an operational unit. Odyssey representatives are currently offering “shipwreck effect” coins and bottles from the SS Republic, as well as other Republic, Odyssey and shipwreck related merchandise. Graded gold coins will continue to be distributed exclusively through Odyssey’s dealer network.

Cost of Sales

Cost of Sales for the ten months ended December 31, 2004 of $1.9 million consisted of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with artifact sales. Cost of sales as a percentage of revenue for the ten months ended December 31, 2004 was 11%. The major factors that contributed to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Artifact sales during the ten months ended December 31, 2004 consisted of both gold and silver coins. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly different unit sales prices for gold and silver coins. As of December 2004, the capitalized cost of recovery per artifact, excluding grading, conservation, packaging and shipping costs, was approximately $136 per unit. Approximately 65,000 artifacts have been recovered to-date from the SS Republic representing approximately 4,000 gold and 47,000 silver coins, and 14,000 other artifacts.

Operating Expenses

(Dollars in thousands)	Ten months Ended December 31 2004	Fiscal Year Ended February 29 2004	Increase (Decrease)
			Dollar Change	Percent Change
Operations & research	$1,922	$2,450	$(528)	(22)%
Marketing, general & administrative	4,731	2,464	2,267	92%
Depreciation	362	265	97	37%

	$7,015	$5,179	$1,836	35%

Operations and research expenses for the ten months ended December 31, 2004 was $1.9 million as compared to $2.5 million for the year ended February 29, 2004. Our recovery vessel was purchased in August 2003 when deployment operations began. Ship recovery costs were capitalized beginning in November 2003 associated with the discovery of artifacts on the SS Republic and continued through 2004 as recovery operations continued. Total operations and research costs before capitalization were $6.0 million for the ten months ended December 31, 2004 compared to $4.4 million for the year ended February 29, 2004. The increase of $1.6 million before capitalization was primarily due to recovery operations for the vessel Odyssey Explorer during the period; additional archaeological, conservation, and research expenses; and search operations by the vessel RV Odyssey.

Marketing, general and administrative expenses for the ten months ended December 31, 2004 were $4.7 million as compared to $2.5 million for the year ended February 29, 2004. The increase of $2.2 million resulted primarily from expansion of our corporate support functions due to execution of our business plan primarily associated with the recovery of the SS Republic artifacts. Of the $2.2 million increase, $1.5 million was the result of increased general and administrative expenses consisting primarily of personnel-related, insurance and corporate communication expenses, and $.7 million was due to the expansion of our marketing and sales function including attraction development costs, personnel-related expenses and selling commissions for artifacts.

Depreciation increases were the result of acquisitions of additional property and equipment.

Provision for Income Taxes (Benefit)

For the ten months ended December 31, 2004, we recorded a provision for income taxes of $3.5 million compared to a benefit for income taxes of $5.8 million for the year ended February 29, 2004. Federal and state income taxes for 2004 have been provided for at an estimated annual effective rate of 37.6%. Net operating loss carryforwards resulted in a $2.8 million net deferred tax asset as of December 31, 2004.

Liquidity and Capital Resources

(Dollars in thousands) Summary of Cash Flows:	Ten Months Ended December 31 2004	Fiscal Year Ended February 29 2004
Net cash provided(used) by operating activities	$2,761	$(8,041)
Net cash used by investing activities	(4,121)	(5,599)
Net cash provided by financing activities	3,059	14,206

Net increase in cash and cash equivalents	$1,699	$566

Beginning cash and cash equivalents	$1,351	785

Ending cash and cash equivalents	$3,050	$1,351

At December 31, 2004, we had cash and cash equivalents of $3.1 million, an increase of $1.7 million from the February 29, 2004 balance of $1.4 million. Working capital as of December 31, 2004 was $8.4 million as indicated by current assets exceeding current liabilities. Of the $1.7 million increase in cash for the ten months ended December 31, 2004, $4.1 million was used for investing activities which was offset by $3.1 million provided from financing activities and $2.8 million from operating activities.

The increase in cash provided by operating activities for the ten months ended December 31, 2004 versus the prior fiscal year ended February 29, 2004, was primarily due to improvements in operating results offset, in part, by variations in operating assets and liabilities. Cash provided from operating activities of $2.8 million for the year ended December 31, 2004 consisted of $5.2 million of net income and non-cash expenses of $3.9 million primarily representing deferred income taxes and depreciation. Cash used in operating activities of $6.3 million represented net changes in balance sheet accounts primarily consisting of an increase in inventory costs and accounts receivable and an increase in accrued expense liabilities.

Cash used in investing activities for the ten months ended December 31, 2004, of $4.1 million consisted of $2.2 million of capital expenditures for purchases of property and equipment primarily associated with our marine operations and corporate expansion efforts, $.6 million for development of attractions, and $1.3 million for the purchase of an existing office building and tenant improvements. A $2.0 million mortgage payable was entered into to provide the balance of the funds required for the purchase of the building. Approximately 75% of the building is being utilized as our corporate headquarters and 25% is currently leased.

Cash provided by financing activities of $3.1 million included $1.5 million short term borrowing against our credit facility offset by a loan repayment of $1.4 million, sales of marketable securities of $2 million and proceeds from a combination of warrants and stock options exercised for the issuance of common stock of $1 million.

We believe the value of our artifact inventory as of December 31, 2004, as shown in the financial statements, is significantly less than the net proceeds we would expect to receive from the sale of the artifacts. We have pledged a portion of the numismatically significant gold coins as collateral for a $5 million secured credit facility through The Bank of Tampa. This credit facility will be used to cover any short-term cash requirements as necessary through June 24, 2005 when it expires. As of December 31, 2004, we had loans outstanding of $73,700 against the credit facility. We are currently pursuing a renewal of our existing credit facility or obtaining a replacement. We have also committed to the fabrication of two attraction exhibits for $3.2 million. The planned exhibits will showcase the history of shipwrecks featuring the SS Republic. Interactive elements and exhibits will present the science and technology the company utilizes to conduct deep ocean shipwreck searches and archaeological excavations. We anticipate the funding for the exhibits will come from bank financing or through revenue generated from the sale of recovered cargoes.

On March 10, 2005 we completed a private placement of 2,700,000 units which were sold to four accredited institutional investors at a price of $2.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $3.50 per share during the two year period following the closing of he offering. The $6,350,000 in net proceeds raised in the private placement will be used to acquire additional equipment and technology to expand the company’s search and recovery capabilities, to fund upcoming search operations, and for general business purposes.

Based upon past performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations, bank credit facility, and recent equity private placement will satisfy our working capital needs, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations through at least the next twelve months.

Off Balance Sheet Requirements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting and employment agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

Please see pages F - 1 through F - 21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There were no changes in internal control over financial reporting that occurred during the last month of the transition period year covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the officers and directors.

NAME	AGE	POSITION
John C. Morris	55	Chairman and CEO

Gregory P. Stemm	47	Vice-President - Research and Operations and Director

George Knutsson	66	Director

David J. Saul	64	Director

George E. Lackman	73	Director

George J. Becker, Jr.	68	Executive Vice President

Michael J. Holmes	55	Chief Financial Officer

David A. Morris	54	Secretary and Treasurer

Davis D. Howe	45	Chief Operating Officer

There is no family relationship between any of the Directors or the Executive Officers of the Company except John Morris and David Morris who are brothers.

All directors will hold office until the next annual meeting of the Shareholders.

The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the last five years.

John C. Morris has served as President, CEO and Chairman of the Board of Directors of the Company since May 1994. In these capacities, Mr. Morris has been responsible for strategic planning, financing, and general execution of our business plan. He has overseen the first deep water archaeological recovery of a Spanish shipwreck from the 1622 fleet using a remotely operated vehicle and has been instrumental in the planning and execution of the company’s current search and recovery operations.

Gregory P. Stemm has served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He is responsible for research and operations on all shipwreck projects. Greg has extensive experience in managing shipwreck exploration operations since entering the field in 1986, including deep ocean search and robotic archaeological excavation on a number of projects. A panelist at the 1998 Law of the Sea Institute, Stemm was appointed for four consecutive terms to the United States delegation to the United Nations Educational, Scientific and Cultural Organization (UNESCO) expert meeting to negotiate the “Draft Convention for the Protection of Underwater Cultural Heritage.” He was selected as a Fellow of the Explorers Club, and was the founder and past-president of the Professional Shipwreck Explorers Association (ProSEA). Stemm served as a founding director (1986-93) and international president (1992-93) of YEO (Young Entrepreneurs Organization) and was also a founding member of the World Entrepreneurs Organization, where he served on the International Board of Directors (1997-98).

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

Dr. David J. Saul, who is retired, has served as a member of the Company’s Board of Directors since October 2001. Dr. Saul was Bermuda’s Minister of Finance from 1989 to 1995, and Premier of Bermuda from 1995 to 1997. In addition to his political background, Dr. Saul held two senior posts with Fidelity Investments, from 1984 through 1995, as the President of Fidelity Bermuda and Executive Vice President of Fidelity International. He retired from the firm in 1999, but remains a Director of Fidelity’s main international Board, and a Director of some 40 other Fidelity Companies around the world - including the U.K., Bermuda, Jersey, Tokyo, Hong Kong, Cayman Islands, Luxembourg and Taiwan. Dr. Saul’s professional activities include two stints as a Director of the Bermuda Monetary Authority and he currently serves as a Director of Lombard Odier (Bermuda), a subsidiary of the Swiss Bank, and a Director of the London Steam Ship Owners’ Mutual Insurance Association (Bermuda) Ltd. A keen oceanographer with a passion for shipwrecks and the sea, he is a founding Trustee of the Bermuda Underwater Exploration Institute, and a founding Director of the Professional Shipwreck Explorers Association.

George E. Lackman Jr. has served as a member of the Company’s Board of Directors since November 2002, and brings experience from his distinguished career in banking, business operations, shipbuilding, international business and public service to Odyssey Marine Exploration. Mr. Lackman was founding Chairman and President of Citrus Park Bank, which was sold to Florida National Bank in 1985. At Florida National, he served as head of Retail Banking, Business Banking and Commercial Banking for the Tampa area. After the merger of Florida National and First Union National Bank he started First Union’s first Private Banking Program in the Tampa area. He retired from First Union as Vice President of Corporate Development. Mr. Lackman spent 25 years in the shipyard business, including service as Vice President of Tampa Ship Repair and Dry Dock Company, Tampa’s largest shipyard. He was President of Nutri-Sol Chemical Company, Marine Insulation Company, Corban Industries and Acetogen Gas Company of Florida. Mr. Lackman’s international experience spans service as President of an International Investment Group, Chairman of the Tampa Chamber of Commerce International Board and as President/Chairman of the Tampa Bay International Business Council. He also served as an Advisor to the Central American Banks. Mr. Lackman extensive public and community service includes service to and leadership of many health care organizations. He was especially active in groups working to reduce infant mortality and increase prenatal care. Two Florida Governors have called on Mr. Lackman to serve on various health care and community service groups.

George Becker Jr. joined Odyssey as Chief Operating Officer during April 2002. From 1992 until April 2002, Mr. Becker was the President of George J. Becker Jr. & Associates, consultants to companies in the leisure, themed attraction and hospitality industries. Mr. Becker is a senior executive with thirty years experience in major leisure industry profit center development, management, marketing, staffing and operations. For twenty-two years, Mr. Becker was involved in the development and management of the Sea World marine life parks in the United States and served at various times in several positions including as the former Executive Vice President of Sea World Inc., Chairman and Chief Executive Officer, Sea World of Texas, President and Chief Executive Officer of Sea World of California and President and Chief Executive Officer of Sea World of Florida. In 1997 Mr. Becker became President of Entercitement LLC. He led the creative concept and design of a proposed theme park in Indianapolis, Indiana. Park development was stopped in 1998 due to a lack of financing and Mr. Becker resigned in 1999 from Entercitement. Mr. Becker has been recognized as a tourism leader for his work in several regions of the country. A skilled new business developer and team builder, Mr. Becker is known for creating viable management teams, achieving excellent productivity and harmony between employees of widely divergent skills and personalities. Becker has been active in a number of national, regional and state visitor organizations. He served as Executive Director of the Florida Tourism Commission. In 1983, he was President of the Florida Chamber of Commerce and in 1984 he chaired Governor Bob Graham’s Commission on Public Facility Financing.

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

Davis D. Howe joined Odyssey Marine Exploration as Chief Operating Officer in July 2004. Mr. Howe has assisted several public companies transition from the developmental and early revenue generating stages to successful operational companies maximizing revenues and earnings. He has held senior management positions at several major public companies including Nextel Communications, Aerial Communications (merged with VoiceStream and Omnipoint) and Intermedia. Mr. Howe has been instrumental in developing strong organizational structure for companies requiring cross-departmental improvement.

David A. Morris has served as Secretary and Treasurer of the Company since August 1997. In this capacity Mr. Morris coordinates administrative business activities including accounting, audit, financial and tax reporting and participates in overall corporate planning. Mr. Morris graduated with a Bachelor of Science degree in Mechanical Engineering from Michigan State University in 1974.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has a Compensation Committee, an Audit Committee and a Governance Committee.

COMPENSATION COMMITTEE

The Compensation Committee presently consists of George Knutsson, David Saul and George E. Lackman, Jr. In the past the Compensation Committee reviewed the compensation arrangements for only the Company’s Chief Executive Officer, but currently the Compensation Committee is reviewing the compensation arrangements for the five highest paid executive officers and making recommendations to the Board of Directors. The Committee utilizes outside consultants to assist in formulating its recommendations to the Board. During the fiscal year ended December 31, 2004, this Committee held two (2) meetings and has held one (1) meeting since then.

AUDIT COMMITTEE

The Audit Committee presently consists of George Knutsson, David Saul and George E. Lackman, Jr. The Audit Committee assists the Board of Directors in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication between the Audit Committee, Board of Directors, Odyssey’s independent registered public accounting firm and management. The Audit Committee is responsible for reviewing the audit process and evaluating and retaining the independent registered public accountants. The independent registered public accounting firm meets with the Audit Committee to review and discuss various matters pertaining to the audit, Odyssey’s financial statements, the report of the independent registered public accounting firm on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by Odyssey. The Audit Committee is charged with the treatment of complaints for the confidential, anonymous submission by employees of Odyssey of concerns regarding questionable accounting or auditing matters. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which was attached to our proxy statement for the Annual Meeting of Shareholders held on February 25, 2005. During the transition period ended December 31, 2004, the Audit Committee held two meetings. The Audit Committee has since held an additional two (2) regular meetings and two (2) executive sessions with the auditors.

The Board has determined that Mr. Knutsson is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, pursuant to the fact that, among other things, he was founder and Chief Financial Officer of Pro-Tech Monitoring and in that capacity has acquired the relevant experience and expertise and has the attributes set forth in the applicable rules in order to constitute him as an audit committee financial expert.

GOVERNANCE COMMITTEE

The Governance Committee was established May 26, 2004 and presently consists of David Saul, George Knutsson and George Lackman. The purpose of the Governance Committee is to i) identify individuals qualified to become members of the Board of Directors; ii) recommend individuals to the Board as director nominees and recommend Directors to serve as members of Board committees; iii) develop and recommend to the Board a set of Corporate Governance guidelines; iv) manage the Board’s internal affairs, and v) be responsible for reassessing the overall effectiveness of the Board.

The Governance Committee has not established any minimum qualifications for persons to be considered for nomination, but will be guided by the following criteria, that the individual be of the highest character and integrity; be free of any conflict of interest that would violate any applicable law or regulation or interfere with proper performance of the responsibilities of a Director; possess substantial and significant experience that would be of particular importance to the Company in the performance of the duties of a Director; have sufficient time available to devote to the affairs of the Company; and have a desire to represent the balanced best interests of the shareholders as a whole. The Governance Committee held no meetings during the transition period ended December 31, 2004 and has held one meeting since December 31, 2004.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to, among others, its principal executive, financial and accounting officers, and other persons, if any, performing similar functions. Our Code of Ethics can be obtained from the Company, without charge, by written request to the Chief Financial Officer at the Company’s address and is posted on the Company’s Internet website (www.shipwreck.net).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a

Director, Officer or beneficial owner of more than 10% of the Company’s Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that a Form 4 reporting the sale of 10,000 shares of common stock by Greg Stemm was filed three days late.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the executive compensation for the Company’s President for the ten month transition period ended December 31, 2004, and the fiscal years ended February 29, 2004, and February 28, 2003, and each other executive officer who had total annual salary and bonus in excess of $100,000 during such periods.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
	Annual Compensation					Awards		Payouts
Name and Principal Position	Year(1)	Salary		Bonus		Restricted Stock Awards	Securities Underlying Options/SARs(#)	LTIP Payout($)	All Other Compensation
John C. Morris, President	Dec 31 2004 Feb 29 2004 Feb 28 2003	$ $ $	208,333 150,000 150,000	$ $ $	225,000 246,500 2,000	-0- -0- -0-	-0- 250,000 100,000	-0- -0- -0-	-0- -0- -0-

Gregory P. Stemm Vice-President	Dec 31 2004 Feb 29 2004 Feb 28 2003	$ $ $	208,333 150,000 150,000	$ $ $	225,000 246,500 2,000	-0- -0- -0-	-0- 250,000 100,000	-0- -0- -0-	-0- -0- -0-

Michael J. Holmes CFO	Dec 31 2004		$108,000		$37,500	-0-	100,000	-0-	-0-

George Becker, Jr Executive V.P.	Dec 31 2004 Feb 29 2004 Feb 28 2003	$ $ $	100,000 100,000 87,500	$ $ $	70,000 14,500 1,000	-0- -0- -0-	-0- 100,000 -0-	-0- -0- -0-	-0- -0- -0-

David A. Morris Secr/Treasurer	Dec 31 2004 Feb 29 2004 Feb 28 2003	$ $ $	100,000 100,000 100,000	$ $ $	116,000 14,500 1,500	-0- -0- -0-	-0- 200,000 -0-	-0- -0- -0-	-0- -0- -0-

Davis D. Howe COO	Dec 31 2004		$71,058		$37,500	-0-	100,000	-0-	-0-

(1)	The amounts shown for December 31, 2004 are for the ten-month period then ended.

OPTIONS

The following table sets forth certain information concerning individual grants of stock options made during the ten-months ended December 31, 2004 to each Named Executive Officer of the company:

OPTION GRANTS IN LAST FISCAL YEAR (1)

Individual Grants

Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Michael J. Holmes	100,000	37.0%	$5.00	3/14/2009
Davis D. Howe	100,000	37.0%	$5.00	7/22/2009

(1)	Options generally have a 5-year term. The exercise price of the options granted exceeded the fair market value of our Common Stock on the date of grant. The options vest by 25% each six month anniversary of the grant date, and become 100% vested on the two year anniversary of the grant date.

AGGREGATE OPTION EXERCISES IN TEN-MONTHS ENDED

DECEMBER 31, 2004, AND DECEMBER 31, 2004 OPTION VALUES

Name	Shares Acquired on Exercise (Number)	Value Realized	Securities Underlying Unexercised Options at December 31, 2004 Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at December 31, 2004 Exercisable/ Unexercisable
John C. Morris	-0-	$-0-	287,500 / 62,500	$317,188 /$39,063
Greg P. Stemm	-0-	-0-	287,500 / 62,500	317,188 / 39,063
Michael J Holmes	-0-	-0-	25,000 / 75,000	-0-/ -0-
George J. Becker, Jr.	-0-	-0-	175,000 / 25,000	196,875 / 15,625
David A. Morris	-0-	-0-	150,000 / 50,000	93,750 / 31,250
Davis D. Howe	-0-	-0-	-0-/100,000	-0-/ -0-

EMPLOYMENT AGREEMENTS

John Morris, Greg Stemm, David Morris and George Becker, Jr. have employment agreements that have been extended under the same terms and conditions from an original termination date of February 28, 2005 until December 31, 2005 while the Compensation Committee is working out terms and proposals for new contracts for executive officers. For the year commencing on March 1, 2004, the Compensation Committee set the base salaries for John Morris and Greg Stemm at $250,000 per year. The base salaries for David Morris and George Becker, Jr. were set at $120,000. We anticipate that in addition to their base salary each of these individuals will receive stock options and certain other benefits as determined by the Board of Directors.

EMPLOYEE STOCK OPTION PLAN

During the Special Shareholder Meeting held September 8, 1997, the Shareholders approved an Employee Stock Option Plan (the “Plan”). The Plan authorized the issuance of options to purchase up to two million shares of the Company’s Common Stock. On November 7, 2001, the shareholders approved an amendment to the Plan increasing the number of shares in the Plan to three million five hundred thousand shares.

The Plan allows the Board of Directors to grant non-qualified stock options from time to time to employees, officers and directors, and consultants of the Company. The board determines vesting provisions at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

During the ten-months ended December 31, 2004, we did not issue any new options to directors.

DIRECTOR COMPENSATION

Effective January 14, 2005 our outside Directors are compensated for attending meetings according to the following structure:

•	Each outside director will receive $20,000 annual cash retainer. In addition outside directors shall receive $1,000 per meeting attended on behalf of the Board of Directors including full Board meetings, Audit Committee, Compensation Committee and Governance Committee meetings.

•	Meetings attended telephonically or in conjunction with a full Board Meeting shall earn a compensation of $500 for attendance.

•	Committee Chairmen receive an annual retainer of $5,000 for the Audit committee, $2,500 for the Compensation and Governance committees and an additional $500 per meeting over which they preside.

•	Outside directors shall also receive equity compensation as determined by the Board targeted to match the annual cash retainer.

On January 14, 2005, George Knutsson, George Lackman and David Saul were each granted 8,000 stock options with an exercise price of $2.50 per share, vesting 50% on June 30, 2005 and 50% on December 31, 2005. The options expire January 14, 2010. This represents the equity compensation package for outside Directors for the year ending December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of March 9, 2005, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s Common Stock, each Officer and Director individually and all Officers and Directors of the Company as a Group.

Name of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class
MacDougald Family Limited Partnership 260 First Avenue South, Suite 110 St. Petersburg, FL 33701	2,344,008	(1)	5.7%

Gregory P. Stemm 5215 W. Laurel St. Tampa, FL 33607	2,078,741	(2)	5.0%

Janus Capital Management LLC 151 Detroit Street Denver, CO 80206	2,052,520	(3)	5.0%

John C. Morris 5215 W. Laurel St. Tampa, FL 33607	1,718,629	(4)	4.1%

David A. Morris 5215 W. Laurel St. Tampa, FL 33607	536,940	(5)	1.3%

David J. Saul 5215 W. Laurel St. Tampa, FL 33607	555,000	(6)	1.3%

George Knutsson 5215 W. Laurel St. Tampa, FL 33607	174,000	(7)	0.4%

George Becker 5215 W. Laurel St. Tampa, FL 33607	243,400	(8)	0.6%

George Lackman 5215 W. Laurel St. Tampa, FL 33607	300,000	(9)	0.7%

Michael J. Holmes 5215 W. Laurel St. Tampa, FL 33607	60,000	(10)	0.1%

Davis D. Howe 5215 W. Laurel St. Tampa, FL 33607	35,000	(11)	0.1%

All Officers and Directors as a group (9 persons)	5,701,710		13.2%

(1)	Includes 2,344,008 shares beneficially held by MacDougald Family Limited Partnership(MFLP). MacDougald Management, Inc.(MMI)is the general partner of MacDougald Family Limited Partnership. Limited Partners are James E. MacDougald, his wife Suzanne M. MacDougald, and two trusts created for the children and grandchildren of Mr. and Mrs. MacDougald.

(2)	Includes 606,182 shares held by Greg and Laurie Stemm, 1,122,559 shares held by Adanic Capital, Ltd., a limited partnership for which Greg Stemm serves as general partner, and 350,000 shares underlying currently exercisable stock options.
(3)	Includes an aggregate of 2,052,520 shares owned by Bay Isle Financial LLC and Enhanced Investment Technologies, LLC, of which Janus Capital Management LLC serves as investment advisor and has indirect ownership control.
(4)	Includes 1,368,629 shares held by John Morris, and 350,000 shares underlying currently exercisable stock options.
(5)	Includes 312,626 shares held by David A. Morris, 24,314 shares held by Chad E. Morris his son who lives in the same household, and 200,000 shares underlying currently exercisable stock options.
(6)	Includes 280,000 shares held by David J. Saul and his wife Christine, and 175,000 shares underlying currently exercisable stock options, and 100,000 shares underlying a currently exercisable warrant held by David J. Saul.
(7)	Includes 99,000 shares and 75,000 shares underlying currently exercisable stock options held by George Knutsson.
(8)	Includes 43,400 shares and 200,000 shares underlying currently exercisable stock options held by George Becker.
(9)	Includes 100,000 shares, 100,000 shares underlying currently exercisable stock options, and 100,000 shares underlying a currently exercisable warrant held by Mr. Lackman.
(10)	Includes 10,000 shares and 50,000 shares underlying currently exercisable stock options held by Michael Holmes.
(11)	Includes 10,000 shares and 25,000 shares underlying currently exercisable stock options held by Davis Howe.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon ex- exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by securityholders	2,416,500	$3.74	206,500

Equity compensation plans not approved by securityholders	-0-	-0-	-0-

Total	2,416,500	$3.74	206,500

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

On April 1, 2001, we entered into a loan extension agreement with Robert Stemm, Gregory Stemm’s father, wherein Mr. Stemm extended the due date on his loan to the Company until March 31, 2003. The principal amount of $56,144 bore interest at 10% per annum and was secured by an inventory of raw emeralds. This loan was convertible into shares of Common Stock at the rate of $.50 per share. On March 31, 2003, we entered into a Debt Conversion Agreement wherein, Mr. Stemm was paid $13,373 in cash and received 108,000 shares of our common stock for payment in full of the note and accrued interest. Payment of the note established March 31, 2005, as the expiration date of the warrants for the purchase of common stock previously issued to Mr. Stemm as an inducement to extend the loan due dates, and terminated the security interest in the inventory of raw emeralds that previously secured the note. Warrants held by Mr. Stemm as a result of his loan to the Company are as follows:

Date issued	Number of shares	Exercise Price	Expiration Date
4/1/1999	11,000	$3.00/share	March 31, 2005
4/1/2000	21,500	$2.00/share	March 31, 2005

On May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest in the Cambridge Project from the subcontractor through a foreclosure sale. John Morris and Greg Stemm have member interests in the limited liability company. At the time of the foreclosure, the Company was offered the opportunity to acquire the foreclosure rights but declined due to its financial condition at the time.

During the transition period ended December 31, 2004 we hired Jim Saturley Construction to perform certain building renovations on our new corporate headquarters and they were paid a total of $243,800. Jim Saturley Construction is owned by the stepson of John Morris. Management believes that the terms of this transaction were at least as favorable as those which could have been obtained from unrelated parties.

ITEM 13. EXHIBITS

Exhibit Number	Description	Location
3.1	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

3.3	Designation of Series B Convertible Preferred Stock	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated February 28, 2001

2.4	Amended Certificate of Designation of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated September 19, 2002

10.1	Employment Agreement dated May 22, 2002, with David A. Morris	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on From 10-KSB For the year ended February 28, 2002

10.2	Employment Agreement dated May 22, 2002, with Greg Stemm	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on From 10-KSB For the year ended February 28, 2002

10.3	Employment Agreement dated May 22, 2002, with John C. Morris	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on From 10-KSB For the year ended February 28, 2002

10.4	Employment Agreement dated May 22, 2002, with Michael V. Barton	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB For the year ended February 28, 2003

10.5	Employment Agreement dated May 22, 2002, with George Becker	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB For the year ended February 28, 2003

10.6	Series B Convertible Preferred Stock Purchase Agreement	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K dated February 28, 2001

10.7	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

10.8	Commercial Lease with Corinthian Custom Homes, Inc. dated January 24, 2001	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

10.9	Amended and Restated Registration Rights Agreement with MacDougald Family Limited Partnership	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2002

10.10	First Amendment to Series B Stock Purchase Agreement	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2002

10.11	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002

10.12	Contract with RBK Architects For 8,000 square foot exhibit.	Filed herewith electronically

10.13	Contract with RBK Architects For 5,000 square foot exhibit.	Filed herewith electronically

21	Subsidiaries of the Small Business Issuer.	Filed herewith electronically

23	Consent of Independent Public Accountants	Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

(b) Reports on Form 8-K. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following presents aggregate fees billed to the Company for the ten-months ended December 31, 2004 and the fiscal year ended February 29, 2004 by Ferlita, Walsh & Gonzalez, P.A., the Company’s principal accountant. All fees described below were approved by the Audit Committee.

Audit Fees. Audit fees billed for the ten months ended December 31, 2004 were $53,955. Audit fees billed for the fiscal year ended February 29, 2004 were $28,365. The fees were for professional services rendered for the audits of our consolidated financial statements, reviews of the financial statements included in our quarterly reports, consultations on matters that arose during our audit and reviews of SEC registration statements.

Audit-Related Fees. No audit related fees were billed in the ten month period ended December 31, 2004 or the fiscal year ended and February 29, 2004.

Tax Fees. No tax fees were billed in the ten month period ended December 31, 2004 or the fiscal year ended and February 29, 2004.

All Other Fees. No other fees were billed in the ten month period ended December 31, 2004 or the fiscal year ended and February 29, 2004.

Pre-Approval Policies for Non-Audit Services. The Audit Committee Charter requires pre-approval for any non-audit services performed by our independent accountants. No non-audit services have been performed by Ferlita, Walsh & Gonzalez, P.A. during the ten months ended December 31, 2004 or the fiscal year ended February 29, 2004.

INDEX TO FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

PAGE
Report of Independent Certified Public Accountants	F-2

Financial Statements:

Consolidated Balance Sheet - December 31, 2004	F-3

Consolidated Statements of Operations for the ten months ended December 31, 2004, and the fiscal year ended February 29, 2004	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the ten months ended December 31, 2004, and the fiscal year ended February 29, 2004	F-5

Consolidated Statements of Cash Flows for the ten months ended December 31, 2004, and the fiscal year ended February 29, 2004	F-6

Notes to the Consolidated Financial Statements	F-7 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Odyssey Marine Exploration, Inc.

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the periods ended December 31, 2004 and February 29, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2004 and February 29, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and February 29, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A. Certified Public Accountants Tampa, Florida February 16, 2005

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,050,721
Accounts receivable	2,104,914
Inventory	3,759,552
Prepaid expense	412,868
Deposits	221,355
Deferred tax asset	1,651,604
Other current assets	5,927

Total current assets	11,206,941

PROPERTY AND EQUIPMENT
Equipment and office fixtures	6,612,764
Building and land	3,333,481
Accumulated depreciation	(1,328,202)

Total property and equipment	8,618,043

OTHER ASSETS
Artifacts	396,879
Inventory (non current)	5,945,177
Deposits	7,330
Deferred tax asset	1,176,796
Attraction development	569,634

Total other assets	8,095,816

Total assets	$27,920,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$591,138
Accrued expenses	2,024,882
Loan payable	73,700
Mortgage payable	100,000
Tenant deposits	19,098

Total current liabilities	2,808,818

LONG TERM LIABILITIES
Mortgage payable	1,858,333
Deferred income from Revenue Participation Certificates	887,500

Total long term liabilities	2,745,833

Total liabilities	5,554,651

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 9,300,000 shares authorized; none outstanding	—
Preferred stock series A convertible - $.0001 par value; 510,000 shares authorized; none issued or outstanding	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 38,530,599 and 37,993,099 issued and outstanding	3,853
Additional paid-in capital	26,430,934
Unrealized gain on investments, net of tax	554
Accumulated deficit	(4,069,192)

Total stockholders’ equity	22,366,149

Total liabilities and stockholders’ equity	$27,920,800

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	10 Month Period Ended December 31, 2004	Fiscal Year Ended February 29, 2004
REVENUE	$17,622,092	$73,879
COST OF SALES	1,883,912	—

GROSS PROFIT	15,738,180	73,879

OPERATING EXPENSES
Operations and research	1,922,156	2,449,760
Marketing, general & administrative	4,730,595	2,464,382
Depreciation	362,115	264,778

Total operating expenses	7,014,866	5,178,919

INCOME (LOSS) FROM OPERATIONS	8,723,314	(5,105,040)

OTHER INCOME OR (EXPENSE)
Interest income	6,011	23,958
Interest expense	(57,842)	(109,227)
Loss on disposal of equipment	(20,000)	(31,927)
Other income	40,666	40,000
Revenue participation	—	(12,986)

Total other income or (expense)	(31,165)	(90,182)

INCOME (LOSS) BEFORE INCOME TAXES	8,692,149	(5,195,222)

Income tax (provision) benefit	(3,462,911)	5,762,103

NET INCOME	$5,229,238	$566,881

EARNINGS (LOSS) PER SHARE
Basic	$0.14	$0.02
Diluted	$0.13	$0.02

Weighted average number of common shares outstanding
Basic	38,400,329	32,952,161
Diluted	40,254,049	34,278,545

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Unrealized Loss in Investment	Accumulated (Deficit)	Comprehensive Income
	Shares	Amount	Shares	Amount
February 28, 2003	1	$—	28,721,886	$2,872	$10,664,706	$—	$(9,865,311)	$(2,592,756)

Common stock issued for conversion of Series C Preferred stock	(1)	—	400,000	40	(40)
Common stock issued for cash			8,731,435	873	14,109,564
Common stock issued for services			139,778	14	97,237
Net change in unrealized gain on investments, net of related tax effect						2,988		2,988
Net income for the year ended February 29, 2004							$566,881	$566,881
Tax benefit related to exercise of employee stock options					276,372

Balance at February 29, 2004	0	$—	37,993,099	$3,799	$25,147,839	$2,988	$(9,298,430)	$569,869

Common stock issued for cash			537,500	54	1,030,259
Net change in unrealized gain on investments, net of related tax effect						(2,434)		(2,434)
Net income for the year ended December 31, 2004							$5,229,238	$5,229,238
Tax benefit related to exercise of employee stock options					252,836

Balance at December 31, 2004	0	$—	38,530,599	$3,853	$26,430,934	$554	$(4,069,192)	$5,226,804

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	10 Month Period Ended December 31, 2004	Fiscal Year Ended February 29, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,229,238	$566,881
Adjustments to reconcile net income to net cash used by operating activity:
Effect of unrealized gain on investments	(2,434)	(1,877)
Tax benefit related to exercise of employee stock options	252,836	276,372
Common stock issued for:
Services	—	74,150
Officer and director compensation	—	50,600
Interest payable	—	108,750
Depreciation	362,114	380,013
Loss on disposal of equipment	20,000	31,927
(Increase) decrease in:
Accounts receivable	(2,092,438)	—
Inventory	(5,658,105)	(4,049,689)
Advances, prepaids, deposits	(82,646)	(475,295)
Deferred tax asset	3,208,198	(6,036,598)
Increase (decrease) in:
Accounts payable	(402,388)	953,372
Customer deposits	19,098	—
Accrued expenses	1,907,675	80,875

NET CASH PROVIDED (USED)IN OPERATING ACTIVITIES	2,761,148	(8,040,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,217,418)	(3,607,691)
Purchase of U.S. Treasury bills	—	(1,991,555)
Attraction development	(569,634)	—
Purchase of building and land	(1,333,481)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,120,533)	(5,599,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Related party loans receivable	—	292,627
Issuance of common stock	1,030,313	12,936,313
Issuance of loan payable	1,523,700	978,750
Sale of marketable securities	1,996,420	—
Repayment of note payable to related party	—	(2,144)
Repayment of loan payable	(1,450,000)	—
Repayment of mortgage payable	(41,667)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,058,766	14,205,546

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,699,381	565,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,351,340	785,559

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,050,721	$1,351,340

SUPPLEMENTARY INFORMATION:
Interest paid	$53,051	$11,229
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Depreciation reclassified as inventory	$374,123	$—
Accounts receivable paid by services	$40,000	$—
Building purchase paid by mortgage loan	$2,000,000	$—
Loan principle converted to common stock	$—	$1,042,750

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

ORGANIZATION

Odyssey Marine Exploration, Inc. was incorporated March 5, 1986, as a Colorado corporation named Universal Capital Corporation, Inc. On August 8, 1997 Odyssey Marine Exploration, Inc. (the “Company”), completed the acquisition of 100% of the outstanding Common Stock of Remarc International, Inc., a Delaware corporation formed May 20, 1994,(“Remarc”) in exchange for the Company’s Common Stock in a reverse acquisition. On September 7, 1997, the Company changed its domicile to Nevada and its name was changed to Odyssey Marine Exploration, Inc.

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

Odyssey Marine, Inc., a Florida corporation, was incorporated on November 2, 1998, as a wholly owned subsidiary of Odyssey Marine Exploration, Inc. for the purpose of administering the Company’s payroll and health plan. This subsidiary became inactive as of January 1, 2005 as these functions have been reassigned to the parent Company.

On September 11, 2002, the Company formed a wholly owned Nevada corporation, Odyssey Marine Services, Inc., (“OMS”) for the purpose of holding and leasing marine assets, chartering and leasing vessels and employing marine crew and technical personnel.

On September 11, 2002, the Company formed a wholly owned Nevada corporation, OVH, Inc., (“OVH”) for the purpose of owning and chartering a research vessel.

On July 30, 2003, the Company formed a wholly owned Nevada corporation, Odyssey Retriever, Inc., (“ORI”) for the purpose of owning and operating a vessel suitable for conducting archaeologically sensitive exploration and recovery of shipwrecks.

On May 26, 2004, the Company adopted December 31 as its new fiscal year effective December 31, 2004. Our year end report will be for a ten month transition period ending December 31, 2004.

BUSINESS ACTIVITY

Odyssey Marine Exploration, Inc., is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. The corporate headquarters are located in Tampa, Florida.

We own a 113 foot search vessel the R/V Odyssey equipped with side scan sonar, inspection class remote operated vehicle(“ROV”) and navigation equipment for conducting wide area searches for shipwrecks. We also own a

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS - continued

251-foot recovery vessel the “Odyssey Explorer” equipped with a 7-ton, 205 horsepower work class ROV. During 2004 we conducted recovery operations of the steamship SS Republic which sank in 1865 and which we located during our July 2003 survey operations. We began to market cargoes and other products derived from the recovery operations and are developing exhibit attractions which we plan to open to the public during 2005. We are currently preparing to begin search and recovery operations on other shipwreck targets.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity and have prepared them in accordance with our customary accounting practices.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Odyssey Marine, Inc., Odyssey Marine Services, Inc., OVH, Inc, and Odyssey Retriever, Inc. All significant inter-company transactions and balances have been eliminated.

Reclassifications

Certain operating expense amounts for the year ended February 29, 2004 have been reclassified to conform to the presentation of the December 31, 2004 amounts. The reclassifications have no effect on net income for the year ended February 29, 2004.

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

Revenue Recognition and Accounts Receivable

Revenue from artifact sales is recognized at the point of sale when legal title transfers. For artifact sales, legal title transfers when product is shipped or is available for shipment to customers. Bad debts are recorded as identified. We have not experienced any bad debts and no allowance for bad debts has been recorded.

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

Inventory

Our inventory consists primarily of artifacts from the SS Republic shipwreck. The Company has accounted for its inventory at the lower of costs or market.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. To date no such impairment has been indicated.

Comprehensive Income

United States Treasury bills owned by us during the year ending December, 31 2004, were deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities were excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity.

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives. Depreciation directly related to the recovery of the SS Republic cargo has been capitalized as inventory. During the ten month period ending December 31, 2004 total depreciation charged was $649,572. Of this amount $374,123 was capitalized as inventory.

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

At December 31, 2004 potential common shares, calculated using the treasury stock method, for the ten month period ended December 31, 2004, were included in the computation of diluted EPS as follows:

Weighted average shares outstanding	38,400,329
Potential common shares due to warrants and options	1,853,720

Weighted average common and potential common shares outstanding	40,254,049

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

At February 29, 2004 potential common shares, calculated using the treasury stock method, for the year ended February 29, 2004, were included in the computation of diluted EPS as follows:

Weighted average shares outstanding	32,952,161
Potential common shares due to warrants and options	1,326,384

Weighted average common and potential common shares outstanding	34,278,545

For the periods above, all other exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares and would have had an anti-dilutive effect if included in the computation.

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” Under APB No. 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	10 Month Period Ended December 31, 2004	Fiscal Year Ended February 29, 2004
Net income(loss):
As reported	$5,229,238	$566,881
Pro forma adjustment for compensation, net of tax	(703,952)	(252,823)

Pro forma	$4,525,286	$314,058

Basic income(loss) per share:
As reported	$0.14	$0.02
Pro forma	$0.12	$0.01

Diluted income(loss) per share:
As reported	$0.13	$0.02
Pro forma	$0.11	$0.01

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The weighted average estimated fair value of stock options granted during the ten month period ended December 31, 2004 and the year ended February 29, 2004 were $3.78 and $1.21 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the ten month period ended December 31, 2004 and year ended February 29, 2004:

	10 Month Period Ended December 31, 2004	Fiscal Year Ended February 29, 2004
Risk-free interest rate	3.6%	3.0%
Expected volatility of common stock	469%	496%
Dividend Yield	0%	0%
Expected life of options	5 years	4-5 years

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

Revenue Participation Certificates

Revenue was received during the period ended May 31, 2003 that is subject to revenue sharing with holders of the Cambridge Revenue Participation Certificates. The obligation has been classified as other expense.

NOTE C - CONCENTRATION OF CREDIT RISK

We maintain our cash in two financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000. At December 31, 2004 our uninsured cash balance was approximately $383,000. We do business with dealers that are located throughout the United States.

ODSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. The United States Treasury Bills held as of December 31, 2004, mature for $2,500,000 in total if held to maturity. These were purchased at a cost of $2,497,491 with original maturity dates of less than 90 days and have been classified as available for sale securities. An unrealized gain on investment was recorded in the amount of $554 due to the increase in the fair market value of the investments. The carrying values of cash and investments which have been included in cash and cash equivalents at December 31, 2004 are determined as follows:

	Investment	Maturity
	$1,498,699	1/13/05
	$998,792	1/27/05

	$2,497,491
Unrealized gain	$554

Cash equivalent	$2,498,045
Other cash	552,676

Total cash	$3,050,721

NOTE E - ACCOUNTS RECEIVABLE

Accounts receivable consists of trade accounts receivable that become due in 30 days or less in the amount of $2,055,267 that resulted from the sale of inventory and an additional receivable of $49,647 from the disposal of equipment.

NOTE F - INVENTORY

During the current year we continued to recover cargo consisting of gold and silver coins, bottles and other items from the SS Republic. At December 31, 2004 portions or our inventory are classified as current or non-current due to our estimates of the timing of future sales as follows:

Class	Amount
Current Inventory
Merchandise	$43,684
SS Republic artifacts	3,274,941
Packaging	440,927

3,759,552
Non-Current Inventory
SS Republic artifacts	5,945,177

Total Inventory	$9,704,729

The carrying amount of the SS Republic artifacts has been valued by capitalizing the costs of recovery and conservation of these items.

NOTE G - PREPAID EXPENSE

Prepaid expenses consist of $304,276 of prepaid insurance premiums and $108,592 of other prepaid operating costs. All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - PROPERTY AND EQUIPMENT

At December 31, 2004 Property and Equipment consist of:

Class	Amount
Building and land	$3,333,481
Computers and peripherals	317,714
Furniture and office equipment	197,075
Vessels and marine equipment	6,097,975

9,946,245
Less: Accumulated depreciation	(1,328,202)

Property and equipment, net	$8,618,043

NOTE I - BUILDING AND LAND

On July 23, 2004, we purchased a 23,500 square foot two story office building for $3,058,770 to serve as our corporate and operations headquarters. With tenant improvements the facility is recorded on the books at a cost of $3,333,481. We currently lease approximately 25% of the space to a tenant.

NOTE J - DEPOSITS

Deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. At December 31, 2004 total deposits were $228,685 of which $221,355 were classified as current deposits.

NOTE K – MORTGAGE PAYABLE

On July 23, 2004, we entered into a mortgage loan for $2,000,000 with the Bank of Tampa for the purchase of our corporate office building. The mortgage loan is due in 10 years and monthly payments are based on a 20 year amortization schedule. Interest, initially at 4.94%, will be adjustable semiannually based upon changes in the LIBOR (London Interbank Offered Rate) index. Interest expense was $41,630 for the ten months ended December 31, 2004. Of the principal amount due on the mortgage $100,000 is classified as current liability. Future principal payments for the next five years ending December 31 will be $100,000 per year and the remainder thereafter.

NOTE L – LOAN PAYABLE

Revolving Credit Facility

On June 24, 2004, the Company entered into a $5 million revolving credit facility from The Bank of Tampa (the “Bank”). The interest-only credit line carries a floating interest rate of the bank’s published prime rate and a term of one year. It is secured by a portion of the numismatically significant gold coins recovered by us from the SS Republic shipwreck. At December 31, 2004 the interest rate was 5.25% and the balance due on the Loan Payable was $73,700. Interest expense was $11,420 for the ten months ended December 31, 2004.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - ACCRUED EXPENSES

Accrued expenses at December 31, 2004 consist of:

Class	Amount
Compensation and bonus	$752,491
Commissions	188,091
Inventory	829,500
Other operating expenses	254,800

$2,024,882

NOTE N - RELATED PARTY TRANSACTIONS

Related Party Interest in Revenue Participation Agreement

On December 9, 2002, a Georgia limited liability company acquired rights from an unrelated third party through a foreclosure sale to receive 5% of post finance cost proceeds, if any, from shipwrecks that we may recover within a predefined search area of the Mediterranean Sea. The shipwreck we believe to be HMS Sussex is located within this search area. Two of our officers and directors have member interests in the limited liability company.

Construction services performed by related party

A construction company, owned by a relative of a company officer, performed building renovations on our corporate headquarters building amounting to $243,800.

NOTE O - SALE OF REVENUE PARTICIPATION CERTIFICATES

We have sold through private placements of Revenue Participation Certificates (“RPCs”) the right to share in our future revenues derived from the Cambridge or Republic projects. Each $50,000 convertible Cambridge RPC entitles the holder to receive a percentage of the gross revenue received by us from the “Cambridge Project”, which is defined as all cash proceeds payable to us as a result of the Cambridge Project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by us to finance the project are excluded from gross revenue.

As of April 30, 1999, when the offering was closed, we had sold $825,000 of a maximum of $900,000 of the Cambridge RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 - 35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge project.

Distributions are to be made to each certificate holder within 15 days from the end of each quarterly reporting period in which we receive any cash proceeds from, or as a result of, the Cambridge Project. The Cambridge RPC units constitute restricted securities. In a private placement, which closed in September 2000, we sold “units” comprised of Republic Revenue Participation Certificates, and Common Stock. Each $50,000 “unit” entitled the holder to 1% of the gross revenue generated by the Seattle project (formerly referred to as the Republic project), and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to us as a result of the Seattle project, excluding funds received by us to finance the project.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - SALE OF REVENUE PARTICIPATION CERTIFICATES - continued

When the offering was closed, in September 2000, a total of five $50,000 units consisting of one Republic RPC and 100,000 shares of Common Stock had been sold, and the cost of each unit was allocated as $37,500 for the stock and $12,500 for the RPC. Therefore, a total of $62,500 was reflected on the books as deferred income from the sale of Republic Revenue Participation Certificates.

As of December 31, 2004 we had sold, in total, $887,500 of RPCs, which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method.

NOTE P - PREFERRED STOCK

We currently have 9,300,000 shares of Preferred Stock and 510,000 shares of Series A Convertible Preferred Stock that have been authorized and none outstanding. The Preferred Stock may be issued in series from time to time with such rights, designations, preferences and limitation as our Board of Directors may determine by resolution.

Series C Preferred Stock

On September 18, 2002, we established a series of Preferred Stock known as “Series C Convertible Preferred Stock”(“Series C Preferred Stock”), having a par value of $.0001 per share and an authorization of one (1) share. One share of Series C Convertible Preferred Stock was issued for $500,000 in cash.

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

NOTE Q - COMMON STOCK OPTIONS AND WARRANTS

We adopted the 1997 Stock Option Plan on September 8, 1997. Under the terms of the plan, non-statutory options to purchase Common Stock are granted to employees, consultants and non-employee directors at not less than 100% of the fair market value of the shares on the date of grant or the par value thereof whichever is greater. Options currently expire no later than 5 years from the date of grant and are fully vested in two years or less. The cumulative number of shares which may be subject to options issued and outstanding pursuant to the plan is limited to 3,500,000 shares. Additional information with respect to the plan’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 28, 2003	1,140,000	$0.80
Granted	1,745,000	$2.34
Exercised	(423,500)	$0.68
Cancelled	(22,500)	$1.62

Outstanding at February 29, 2004	2,439,000	$1.91
Granted	330,000	$5.00
Exercised	(237,500)	$1.18
Cancelled	(115,000)	$3.64

Outstanding at December 31, 2004	2,416,500	$3.79

Options exercisable at February 29 2004	1,024,000	$1.21

Options exercisable at December 31, 2004	1,659,000	$1.76

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - COMMON STOCK OPTIONS AND WARRANTS - continued

The following table summarizes information about stock options outstanding at December 31, 2004:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.50 - $0.50	200,000	0.50	$0.50
$1.00 - $2.50	1,676,500	2.60	$1.68
$2.60 - $5.00	540,000	4.28	$5.00

	2,416,500	2.73	$3.79

We have issued warrants to one individual in connection with loans made to us and to one consultant for services. We have also issued warrants to ten individuals in connection with the conversion of loans into common stock, and to 52 individuals who purchased units in a private placement offering during August of 2003. Warrants exercisable at December 31, 2004 are as follows:

Warrants	Price per Share	Expiration Date
11,000	3.00	3/31/05
3,939,000	2.50	10/05/05

3,950,000

NOTE R - COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2004 and February 29, 2004 was $554 and $4,865, respectively. The comprehensive income resulted entirely from the unrecognized gains on the value of marketable securities held by us at December 31, 2004.

NOTE S - INCOME TAXES

As of December 31, 2004, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $19,000,000. The NOL will expire in various years ending through the year 2024.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - INCOME TAXES - continued

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	10 Month Period Ended December 31, 2004	Fiscal Year Ended February 29, 2004
Current
Federal	$0	$0
State	0	0

	$0	$0

Deferred
Federal	$2,984,843	$(5,228,090)
State	478,068	(534,013)

	$3,462,911	$(5,762,103)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$7,273,856
Less: valuation allowance	(10,993)

$7,262,863
Deferred tax liability:
Prepaid expenses	$126,434
Excess of tax over book depreciation	753,522
Artifacts recovery costs	3,554,507

$4,434,463

Net deferred tax asset	$2,828,400
Less: Current net deferred tax asset	1,651,604

Net non-current deferred tax asset	$1,176,796

As reflected above, the Company has recorded a net deferred tax asset of $2,828,400 at December 31, 2004. Management determined that a valuation allowance is necessary because of the uncertainty in the utilization of its capital loss carryforwards. No valuation allowance is provided for our net operating loss carryforwards since we believe we will be profitable from sales and will generate taxable income sufficient to utilize the loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carry-forward period are changed.

The change in the valuation allowance is as follow:

December 31, 2004	$10,993
February 29, 2004	$0

Change in valuation allowance	$10,993

Income taxes for the ten month period ended December 31, 2004 and February 29, 2004 differ from the amounts computed by applying the effective federal

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - INCOME TAXES - continued

statutory rate of 34.0% to income before income taxes as a result of the following:

	10 Month Period Ended December 31, 2004	Fiscal Year Ended February 29, 2004
Federal income tax computed at US statutory rate	$2,955,331	$(1,818,328)
State income taxes net of federal benefits	314,826	(185,730)
Change in valuation allowance	10,993	(3,756,168)
Nontaxable income (net)	(6,552)	—
Effects of
Change in rate estimate	101,535	—
Change in NOL estimate	87,031	—
Other	(253)	(1,877)

Income tax provision (benefit)	$3,462,911	$(5,762,103)

During the ten month period ending December 31, 2004 and the year ended February 29, 2004 the Company recognized certain tax benefits related to stock option plans in the amount of $252,836 and $0 respectively. Such benefits were recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

NOTE T - MAJOR CUSTOMERS

During the year ended December 31, 2004 we had four customers who accounted for 12.5%, 14.4%, 13.9%, and 23.0% of our total sales.

NOTE U - COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the Seattle (formerly Republic) and Cambridge projects and have recorded $887,000 as Deferred Income From Revenue Participation Certificates (See NOTE O). We are contingently liable to share in the future revenue of these projects only if revenue is derived from these specific projects.

To date the only income derived from these projects resulted in a one time revenue distribution payment of $12,986 to the holders of the Cambridge RPC’s.

In addition, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a predefined search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest from the subcontractor through a foreclosure sale. (See NOTE N)

Partnering Agreement

On September 27, 2002, we entered into an agreement (the “Agreement”) with

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE U - COMMITMENTS AND CONTINGENCIES - continued

the Government of the United Kingdom of Great Britain and Northern Ireland (the “British Government”). The Agreement allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts and cargoes from the wreck site.

The Agreement provides for us to submit a Project Plan (the “Plan”) to the British Government concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. We submitted our Plan to the government on November 11, 2002, and received approval on May 22, 2003.

We have paid a 5,000 pounds (approximately $7,845) refundable license fee and are required to make an expense deposit, prior to the commencement of recovery operations, of 250,000 pounds (approximately $478,000 at December 31, 2004) for the British Government’s expenses in connection with the project. The deposit is not refundable if the project is not successful. At such time as we represent to the British Government that we have recovered $3.5 million worth of cargo and/or artifacts, all funds advanced for the British Government’s expenses will be returned to us. We are also required to make a $100,000 deposit to ensure that funds are available for the conservation and documentation of any artifacts recovered. The Agreement provides a mechanism for raising or lowering the deposit amount depending upon the quantity and condition of the artifacts that need to be conserved, documented and curated. The conservation and expense deposits will be paid to the British Government prior to commencing operations(See NOTE V).

The following sharing arrangements have been agreed upon with respect to the aggregate amount of the appraised values and/or selling prices of the artifacts, net of agreed selling expenses:

Range	British Government	Odyssey
$0 - $45 million	20%	80%
$45 million to $500 million	50%	50%
Above $500 million	60%	40%

In addition to the percentages specified above, we will also pay the British Government 10% of any net income we derive from intellectual property rights associated with the project.

We also received the exclusive worldwide right to use the name “HMS Sussex” in connection with sales and marketing of merchandise (exclusive of artifacts) related to the wreck, and the British Government will receive 3% of the gross sales of such merchandise.

The Agreement is for a period of 20 years, and may only be terminated if the shipwreck is not the HMS Sussex or if we are in serious breach of our obligations under the Agreement.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE U - COMMITMENTS AND CONTINGENCIES - continued

Other commitments and contingencies

During October 2004 we committed to purchase coin boxes for February 2005 delivery in the amount of $358,450. A deposit of $89,613 was paid at the time of order and the balance will be due upon delivery.

During November 2004 we entered into an agreement for $315,000 for the design of a shipwreck attraction and exhibits. Also, we have committed for the fabrication of two shipwreck attraction exhibits for $3.2 million which are expected to open in mid 2005.

The company maybe subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

NOTE V - SUBSEQUENT EVENTS (UNAUDITED)

On February 21, 2005 we entered into a Time Charter Party for the charter of a vessel to commence operations on a shipwreck search project. The commitment is for a cost of approximately $520,000 during the second and third quarters of the year. Additionally approximately $350,000 has been committed for the purchase of additional marine equipment related to the project.

On March 9, 2005 we closed a private placement offering to four institutional investors under which the company issued 2,700,000 shares of common stock and 3,170,000 warrants for the purchase of common stock at $3.50 per share with an expiration of March 9, 2007. Net proceeds of the offering were $6,350,000.

On March 13, 2005 the conservation ($100,000) and expense ($478,224) deposits required to start the Sussex project were paid to the British Government. (See NOTE U).

NOTE W - RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for interim or annual periods beginning after June 15, 2005, and, therefore, will be effective for the Company beginning with the third quarter of 2005. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE W - RECENTLY ISSUED ACCOUNTING STANDARDS - continued

part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 23, 2005	By:	/s/ John C. Morris
John C. Morris, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ John C. Morris John C. Morris	President and Chairman	March 23, 2005

/s/ Gregory P. Stemm Gregory P. Stemm	Vice President and Director	March 23, 2005

/s/ Michael J. Holmes Michael J. Holmes	Chief Financial Officer	March 23, 2005

/s/ David A. Morris David A. Morris	Secretary and Treasurer (Principal Accounting Officer)	March 23, 2005

/s/ George Knutsson George Knutsson	Director	March 23, 2005

/s/ David J. Saul David J. Saul	Director	March 23, 2005

/s/ George E. Lackman George E. Lackman, Jr.	Director	March 23, 2005