Form 10-Q
period 2005-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2005-05-10
CIK 798528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 W. Laurel Street, Tampa, Florida 33607

(Address of principal executive offices) (Zip code)

(813) 876-1776

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 30, 2005 was 41,558,099.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,272,395	$3,050,721
Accounts receivable	2,278,883	2,104,914
Inventory	3,462,532	3,759,552
Prepaid expense	366,290	412,868
Deposits	758,392	221,355
Deferred tax asset	—	1,651,604
Other current assets	19,671	5,927

Total current assets	12,158,163	11,206,941

PROPERTY AND EQUIPMENT
Equipment and office fixtures	7,076,479	6,612,764
Building and land	3,407,658	3,333,481
Accumulated depreciation	(1,525,169)	(1,328,202)

Total property and equipment	8,958,968	8,618,043

OTHER ASSETS
Artifacts	396,879	396,879
Inventory (non current)	7,084,330	5,945,177
Deposits	7,330	7,330
Deferred tax asset	4,014,111	1,176,796
Attraction development	2,246,994	569,634

Total other assets	13,749,644	8,095,816

Total assets	$34,866,775	$27,920,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$900,000	$591,138
Accrued expenses	991,568	2,024,882
Loan payable	73,700	73,700
Mortgage payable	100,000	100,000
Deposits	16,033	19,098
Deferred tax liability	1,068,789	—

Total current liabilities	3,150,090	2,808,818

LONG TERM LIABILITIES
Mortgage payable	1,833,333	1,858,333
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	2,720,833	2,745,833

Total liabilities	5,870,923	5,554,651

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 9,300,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible - $.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Common stock - $.0001 par value; 100,000,000 Shares authorized; 41,365,599 and 38,530,599 issued and outstanding	4,137	3,853
Additional paid-in capital	33,072,602	26,430,934
Unrealized gain on investments, net of tax	210	554
Accumulated deficit	(4,081,097)	(4,069,192)

Total stockholders’ equity	28,995,852	22,366,149

Total liabilities and stockholders’ equity	$34,866,775	$27,920,800

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2005	May 31, 2004
REVENUE	$3,349,516	$3,437,561

OPERATING EXPENSES
Cost of sales	216,282	951,481
Marketing, general & administrative	1,920,927	1,025,255
Operations & research	1,327,011	584,115

Total operating expenses	3,464,220	2,560,851

INCOME (LOSS) FROM OPERATIONS	(114,704)	876,710

OTHER INCOME (EXPENSE)
Interest income	8,528	879
Interest expense	(28,511)	—
Gain on disposal of equipment	14,550	—
Other	13,511	(1,964)

Total other income (expense)	8,078	(1,085)

INCOME (LOSS) BEFORE INCOME TAXES	(106,626)	875,625

Income tax benefit (provision)	94,720	(408,791)

NET INCOME (LOSS)	(11,906)	466,834

EARNINGS (LOSS) PER SHARE
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding
Basic	39,276,793	38,043,548
Diluted	39,276,793	40,647,567

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2005	May 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(11,906)	$466,834
Adjustments to reconcile net loss to net cash used by operating activity:
Deferred income taxes	(116,922)	408,791
Depreciation	227,271	74,256
Gain on disposal of equipment	(14,550)	—
Tax benefit related to exercise of employee Stock options	22,202	—
(Increase) decrease in:
Accounts receivable	(223,616)	(713,618)
Advances, prepaids, deposits	(769,221)	386,325
Inventory	(504,201)	(1,539,077)
Increase (decrease) in:
Accounts payable	308,862	68,278
Customer deposits	(3,065)	—
Accrued expenses	(933,656)	360,146

NET CASH (USED) IN OPERATING ACTIVITIES	(2,018,802)	(488,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(552,384)	(603,349)
Proceeds from sale of equipment	49,647	—
Attraction development	(1,677,360)	(143,994)
Purchase of building improvements	(74,177)	—

NET CASH (USED) IN INVESTING ACTIVITIES	(2,254,274)	(747,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,919,750	955,313
Sale of marketable securities	—	1,991,357
Broker commission on private offering	(400,000)	—
Repayment of mortgage payable	(25,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,494,750	2,946,670

NET INCREASE IN CASH	2,221,674	1,711,262

CASH AT BEGINNING OF PERIOD	3,050,721	1,351,340

CASH AT END OF PERIOD	$5,272,395	$3,062,602

SUPPLEMENTARY INFORMATION:
Interest paid	$27,766	$—
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Depreciation reclassified as inventory	$72,912	$93,641
Accrued compensation paid by common stock	$100,000	$—

Summary of Significant Non-Cash Transactions

Also, during the quarter ended March 31, 2005, warrants to purchase a total of 470,000 shares were issued to two persons associated with the placement agent as part of the commission paid in connection with a private placement of securities during the period. These warrants are exercisable at a price of $3.50 per share for a period of two years. The fair value of these warrants as computed by the Black-Scholes option pricing model was $.72 per warrant, or $336,504. Due to the high volatility of our stock we do not believe that the Black-Scholes model provides a realistic fair value for the warrants. These warrants do not have the characteristics of traded warrants, therefore, the warrants valuation models do not necessarily provide a reliable measure of the fair value. By agreement between the parties at the time of the offering, the Company used a fair value of $.50 per warrant, or $235,000.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

Odyssey Marine Exploration, Inc. was incorporated March 5, 1986, as a Colorado corporation named Universal Capital Corporation, Inc. On August 8, 1997 Odyssey Marine Exploration, Inc. (the “Company”), completed the acquisition of 100% of the outstanding Common Stock of Remarc International, Inc., a Delaware corporation formed May 20, 1994, (“Remarc”) in exchange for the Company’s Common Stock in a reverse acquisition. On September 7, 1997, we changed our domicile to Nevada and our name was changed to Odyssey Marine Exploration, Inc. Odyssey Marine Exploration, Inc., is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks and the marketing and sales of shipwreck related items. The corporate headquarters are located in Tampa, Florida.

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. We suggest that these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2004.

Due to a change of fiscal year, which became effective as of December 31, 2004, the first quarter of our current fiscal year ends on March 31, 2005, as compared to a first quarter which ended on May 31, 2004, during our prior fiscal year. Our presentations compare these periods. We have chosen not to recast the prior period because of implementation of a new accounting system in 2005 and limited available resources. Also, we believe this period to period comparison is reasonable since our current business plan is not subject to seasonality or other major factors affecting the comparison of information.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2005, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Odyssey Marine, Inc., Odyssey Marine Services, Inc., OVH, Inc, Odyssey Retriever, Inc. and Odyssey Marine Entertainment, Inc. All significant inter-company transactions and balances have been eliminated.

Reclassifications

Certain operating expense amounts for the three-month period ended May 31, 2004 have been reclassified to conform to the presentation of the March 31, 2005 amounts. The reclassifications have no effect on net income for the period ended May 31, 2004.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Comprehensive Income

United States Treasury bills owned by us during the period ending March, 31 2005, were deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities were excluded from earnings and reported as a separate component of stockholders’ equity.

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives. Depreciation directly related to the recovery of the SS Republic cargo

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

has been capitalized as inventory. During the three month period ending March 31, 2005 total depreciation charged was $300,183. Of this amount $72,912 was capitalized as inventory. During the three month period ending May 31, 2004 total depreciation charged was $167,898. Of this amount $93,641 was capitalized as inventory.

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

For the period ended March 31, 2005, there were 943,395 potential common shares, calculated using the treasury stock method, that were excluded from the computation of diluted EPS because the effect of including these shares would be anti-dilutive. In addition, 540,000 stock options with an exercise price of $5.00 per share and 3,170,000 stock warrants having an exercise price of $3.50 per share, were excluded from the computation of diluted EPS because the options exercise prices were greater than the $2.64 average market price of the common shares and would have had an anti-dilutive effect if included in the computation. Weighted average shares outstanding at March 31, 2005 were 39,276,793.

At May 31, 2004, potential common shares, calculated using the treasury stock method, for the three month period ended May 31, 2004, were included in the computation of diluted EPS as follows:

Weighted average shares outstanding	38,043,548
Potential common shares due to warrants and options	2,604,019

Weighted average common and potential common shares outstanding	40,647,567

For the period ended May 31, 2004, there were 455,000 stock options having an exercise price of $5.00 per share that were excluded from the computation of diluted EPS because the options exercise prices were greater than the $3.87 average market price of the common shares and would have had an anti-dilutive effect if included in the computation.

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

The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	3 Month Period Ended
	March 31, 2005	May 31, 2004
Net income (loss):
As reported	$(11,906)	$466,834
Pro forma adjustment for compensation, net of tax	(317,687)	(258,025)

Pro forma	$(329,593)	$208,809

Basic income (loss) per share:
As reported	$0.00	$0.01
Pro forma	$(0.01)	$0.01

Diluted income (loss) per share:
As reported	$0.00	$0.01
Pro forma	$(0.01)	$0.01

The weighted average estimated fair value of stock options granted during the three-month period ended March 31, 2005 and the three-month period ended May 31, 2004 were $2.15 and $4.64 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows:

	3 Month Period Ended
	March 31, 2005	May 31, 2004
Risk-free interest rate	4.8%	3.9%
Expected volatility of common stock	210%	487%
Dividend Yield	0%	0%
Expected life of options	2-5 years	5 years

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

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

NOTE C – DEPOSITS

Current deposits for the periods ended March 31, 2005 and May 31, 2004 were $758,392 and $221,335 respectively. The increase in 2005 was primarily due to a deposit of $578,244 paid to the British government.

NOTE D - INVENTORY

Our inventory consisted of the following:

	March 31, 2005	May 31, 2004
Artifact capitalized recovery costs	$8,081,756	$7,521,431
Artifact grading & conservation costs	1,664,524	1,698,687
Packaging & other	800,582	484,611

Total Inventory	$10,546,862	$9,704,729

Of these amounts $3,462,532 and $3,759,552 are classified as current as of March 31, 2005 and May 31, 2004 respectively.

NOTE E - INCOME TAXES

As of March 31, 2005, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $19,663,000. The NOL will expire in various years ending through the year 2025.

For the three months ended March 31, 2005 and May 31, 2004, the components of the provision for income taxes (benefit) are attributable to continuing operations as follows:

	March 31, 2005	May 31, 2004
Current
Federal	$0	$0
State	0	0

	$0	$0
Deferred
Federal	$(88,856)	$360,632
State	(5,864)	48,159

	$(94,720)	$408,791

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INCOME TAXES - continued

Deferred tax assets:
Net operating loss and capital loss carryforwards	$7,409,988
Accrued expenses	19,180
Less: valuation allowance	10,993

$7,418,175
Deferred tax liability:
Excess of book gain over tax gain	$5,475
Prepaid expenses	86,276
Excess of tax over book depreciation	685,897
Artifacts recovery costs	3,695,205

$4,472,853

Net deferred tax asset	$2,945,322
Less: current net deferred tax liability	(1,068,789)

Net non-current deferred tax asset	$4,014,111

As reflected above, the Company has recorded a net deferred tax asset of $2,945,322 at March 31,2005. Management has determined that a valuation allowance is necessary because of the uncertainty in the utilization of its capital loss carryforwards. No valuation allowance is provided for its net operating loss carryforwards since management believes the Company will be profitable from sales and will generate taxable income sufficient to utilize the loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

The change in the valuation allowance is as follow:

March 31, 2005	$10,993
December 31, 2004	$10,993

Change in valuation allowance	$—

Income taxes for the three-months ended March 31, 2005 and May 31, 2004 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	March 31, 2005	May 31, 2004
Expected provision (benefit)	$(36,253)	$297,713
State income taxes net of federal benefits	(4,084)	31,785
Nontaxable income ( net)	(15,970)	—
Change in valuation allowance	—	10,993
Effects of:
Change in rate estimate	(38,413)	—
Other, net	—	68,300

	$(94,720)	$408,791

During the three-month periods ended March 31, 2005 and May 31, 2004, the Company recognized certain tax benefits related to stock option plans in the amount of $22,202 and $0 respectively. Such benefits were recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – COMMON STOCK AND WARRANTS

On March 10, 2005 the Company completed a private placement of 2,700,000 units which were sold to four accredited institutional investors at a price of $2.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $3.50 per share during the two year period following the closing of the offering. The Company paid an investment banking firm a commission of $400,000 in cash and 470,000 warrants which have the same terms as the warrants sold to the investors. There was no general solicitation and the appropriate restrictive legend was placed on the certificates. The net proceeds of $6,350,000 raised in the private placement will be used to acquire additional equipment and technology to expand the company’s search and recovery capabilities, to fund one or more attractions, to fund upcoming search operations, and for general business purposes.

The 470,000 warrants referred to above are exercisable at a price of $3.50 per share for a period of two years. The fair value of these warrants as computed by the Black-Scholes option-pricing model was $.72 per warrant or $336,504. Assumptions used in the computation included a two year warrant term, interest free rate of 3.62%, no dividend yield and stock price volatility of 72%. By agreement between the parties at the time of the offering, the Company used a fair value of the warrants of $.50, or $235,000 for the 470,000 warrants. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option/warrant valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value. Because of our high stock volatility and these warrants not having the characteristics of traded warrants, we believe the Black-Scholes warrant valuation does not provide a reliable measure of fair value.

NOTE G - COMMITMENTS AND CONTINGENCIES

Commitments

We have committed for the fabrication of two shipwreck exhibits for $3.2 million, which are expected to open during 2005.

On February 21, 2005 we entered into a Time Charter Party for the charter of a vessel to commence operations on a shipwreck search project. The commitment is for a cost of approximately $520,000 during the second and third quarters of the year. Additionally approximately $350,000 has been committed for the purchase of additional marine equipment related to the project.

Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc.(“Seahawk”) and the Company. The plaintiffs allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – COMMITMENTS AND CONTINGENCIES

things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The South Carolina court has not yet heard nor ruled on the Motion. Management believes that the lawsuit is without merit and intends to vigorously defend the action.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

NOTE H – RELATED PARTY TRANSACTIONS

A construction company, owned by the stepson of an officer of the Company was paid for renovation services on our corporate headquarters building amounting to $77,161. Also, the spouse of a Company officer performed logo design services amounting to $1,800.

NOTE I – SUBSEQUENT EVENTS

On April 21, 2005, we entered into a $6 million revolving credit facility from the Mercantile Bank (the “Bank”). The credit facility replaces the Company’s prior credit facility with The Bank of Tampa. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty-five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The Company will also be required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. The line of credit is secured by $4 million of numismatic quality gold coins and 10,000 silver coins recovered by the Company from the SS Republic shipwreck. The Company’s custodian will hold the coins used as collateral until released by the Bank. Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company is required to comply with a number of covenants including maintaining a minimum stockholders’ equity of $20,000,000, which amount may be increased after the first year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our form 10-KSB for the year ended December 31, 2004.

This discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future search operations, recovery operations, attraction openings, marketing strategies and similar events are forward-looking statements within the meaning of Securities laws and regulations.

This discussion is primarily an update to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Transition Report on Form 10-KSB for the transition period ended December 31, 2004. We recommend that you read this discussion in conjunction with that Form 10-KSB.

Overview

Generally, we are engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world, and the exhibition and/or sales of the items recovered from our various wreck sites, including replicas and other shipwreck related items, through themed attractions, our direct sales center and indirect sales channels.

Our business is organized as follows:

•	Administration

•	Marine operations

•	Archaeology, research and conservation

•	Direct and indirect marketing

•	Themed attractions

Our administrative department oversees all aspects of our business management and reporting including compliance. They are also responsible for our public and investor relations, accounting, information technology, legal and human resources.

Marine operations is tasked with the discovery and recovery of deep-ocean shipwrecks utilizing state-of-the-art technology, including side scan sonar, remotely operated vehicles (ROVs), and other advanced technology. They oversee all ships, offshore technology, and ship and technical crews. The marine operations team has also developed proprietary procedures, software and equipment to improve the quality and speed of deep-ocean shipwreck operations.

Our archaeology and research department supports marine operations by providing target information as well as conducting forensic research on artifacts recovered from unknown shipwrecks. After recovered items are returned to shore, our conservation department stabilizes the artifacts and ultimately brings them to their final state of conservation. This department also provides the curation of company owned artifacts.

Our direct and indirect marketing includes our sales and marketing support functions for the promotion and distribution of our products through both retail and wholesale channels. Our direct retail sales call center opened in December 2004 to provide an alternative distribution channel for our shipwreck products. In addition to obtaining retail pricing through direct channels, the marketing team is building a client base of customers interested in shipwreck collectibles. Graded gold coins will continue to be distributed through Odyssey’s network of numismatic dealers.

Our themed attractions group is responsible for interactive attractions and exhibits that will entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits will showcase our proprietary technology and the excitement of deep ocean archeological shipwreck search and recovery. We anticipate opening two attractions in 2005.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

First quarter ended March 31, 2005 compared to first quarter ended May 31, 2004

During the last year we changed our fiscal year to a calendar year which means that our quarter to quarter comparison will be for the periods of January 1 – March 31, 2005 compared to March 1, 2004 – May 31, 2004. We have chosen not to recast the prior period because of implementation of a new accounting system in 2005 and limited available resources. Also, we believe this period to period comparison is reasonable since our current business plan is not subject to seasonality or other major factors affecting the comparison of information. The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000.

	(Unaudited)
			Incr/(Decr)
	2005	2004	$ Var	% Var
Revenue	$3.3	$3.4	$(.1)	(3)%

Cost of sales	.2	.9	(.7)	(340)%
Marketing, general & administrative	1.9	1.0	.9	47%
Operations & research	1.3	.6	.7	56%

Total cost and expenses	$3.4	$2.5	$.9	26%

Revenue

Revenues for the first quarter 2005 and 2004 were $3.3 million and $3.4 million, respectively. Revenues for 2005 were generated through the sale of approximately 500 gold and silver coins. Revenues for 2004 were generated primarily from the sale of approximately 5,000 silver coins. First quarter 2004 sales were made only through selected dealer networks at wholesale prices. First quarter 2005 sales were made through both our selected dealer network as well as through our direct sales channels.

The sale of ungraded coins during the first quarter of 2005 steadily increased as the direct retail sales call center developed from a small test center to an operational unit. We believe that demand for shipwreck coins and collectibles will continue to increase as our direct response advertising moves from the testing to the implementation phase and we develop additional products and sales channels.

Costs and Expenses

Cost of Sales consists of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with artifact sales. Cost of sales as a percentage of revenue for 2005 and 2004 was 7% and 28%, respectively. The lower cost of sales for 2005 was attributable to a higher mix of gold coin sales.

The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly higher unit sales prices for gold than silver coins.

As of March 31, 2005 the capitalized cost of recovery per artifact, excluding grading, conservation, packaging and shipping costs, was approximately $147. Approximately 65,000 artifacts were recovered from the SS Republic.

Marketing, general and administrative expenses were $1.9 million in 2005 as compared to $1.0 million in 2004. We continued expansion of our corporate support functions due to execution of our business plan primarily associated with the recovery of the SS Republic artifacts. Of the increase, $.5 million resulted from expansion of our marketing and sales function to include our direct sales call center (which opened in December 2004), attraction development activities and selling commissions for artifacts. Additionally, $.4 was attributable to general and administration expenses consisting primarily of personnel-related, information technology and professional services.

Operations and research expenses were $1.3 million in 2005, compared to $.6 million in 2004. The increase in operations expenses in 2005 was primarily because vessel recovery costs were capitalized for a portion of the first quarter 2005 versus the entire quarter in 2004. This was due to recovery operations on the SS Republic being completed in mid-February 2005.

Provision for Income Taxes (Benefit)

Federal and state income taxes for 2005 and 2004 have been provided for at an estimated annual effective rate of 37.6%.

Liquidity and Capital Resources

Shareholders’ equity was $29.0 million at March 31, 2005, compared to $22.4 million at December 31, 2004. The increase in shareholder’s equity was primarily the result of the sale of 2.7 million shares of common stock on March 10, 2005. The net proceeds from the offering of $6.35 million raised in the private placement will be used to acquire additional equipment and technology to expand the company’s search and recovery capabilities, to fund upcoming search operations, to fund new attractions and for general business purposes.

At March 31, 2005, we had cash and cash equivalents of $5.3 million, an increase of $2.2 million from the December 31, 2004 balance of $3.1 million. Working capital and the ratio of current assets to current liabilities were $8.9 million and 3.8 to 1, respectively at March 31, 2005, compared with $8.4 million and 4.0 to 1, respectively, at December 31, 2004.

We believe the value of our artifact inventory as of March 31, 2005, as shown in the financial statements, is worth significantly more than it’s cost.

Net cash used in operating activities in the first quarter 2005 and 2004 was $2.0 million and $.5 million, respectively. The net cash used in operations for the first quarter of 2005 primarily reflected an increase in deposits and inventory and a decrease in accrued expenses. The net cash used for the first quarter of 2004 primarily reflected positive operating results and a net increase in inventory and accounts receivable partially offset by a decrease in deposits and an increase in accrued expenses.

Cash flows used in investing activities were $2.3 million and $.7 million for the three months ended March 31, 2005 and May 31, 2004, respectively. Cash used in investing activities for the first quarter of 2005 primarily reflected $1.7 million used for the capital expenditures related to our new attraction exhibits and $.6 million used for acquisition of property and equipment. Cash used in investing activities for the first quarter of 2004 primarily reflected the purchase of property and equipment and capital expenditures related to attraction development.

Cash flows provided by financing activities were $6.5 million and $2.9 million for the three months ended March 31, 2005 and May 31, 2004, respectively. In the first quarter of 2005, the cash provided by financing activities included $6.9 million of proceeds received from the issuance of common stock offset by $.4 million in brokerage commissions on the private offering. Cash provided by financing activities in the first quarter of 2004 included the net proceeds from the sale of marketable securities of $2.0 million and $.9 million from the proceeds of sale of common stock.

On April 21, 2005 we entered into a $6 million revolving credit facility with the Mercantile Bank. The credit facility replaces the Company’s prior credit facility with The Bank of Tampa. The line of credit is secured by $4 million of numismatic quality gold and 10,000 silver coins recovered by the Company from the SS Republic shipwreck. The Company intends to use the line of credit as a means to fund ongoing operations and equipment acquisitions as the need arises.

We currently have two exhibit attractions under development in which we have committed over $3.2 million. The planned exhibits will showcase the history of shipwrecks featuring the SS Republic and are expected to open during 2005. Interactive elements and exhibits will present the science and technology the company utilizes to conduct deep ocean shipwreck searches and archaeological excavations. We anticipate the funding for the exhibits will come from bank financing or through revenue generated from the sale of recovered cargoes.

Based upon past performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations, bank credit facility, and recent equity private placement will satisfy our working capital needs, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations through at least year end.

Off Balance Sheet Requirements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Recently Issued Accounting Standards Not Currently Effective

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS No. 123”). FAS No.123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. FAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS No. 123, Odyssey, beginning in the first quarter of 2006, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements. The estimated fair value (cost) of the share-based payments has historically been determined using the Black-Scholes pricing model. As of the date of this report, the Company has not determined which method to use upon implementation of this standard. The actual compensation cost resulting from share-based payments to be included in the Company’s future results of operations may vary from the amounts currently disclosed in the footnotes to the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we have material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The South Carolina court has not yet heard nor ruled on the Motion.

Management believes that the lawsuit is without merit and intends to vigorously defend the action.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2005, that have not been reported in a Current Report on Form 8-K.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On February 25, 2005, the Company held an Annual Meeting of Shareholders at which John Morris, Gregory Stemm, George Knutsson, David Saul and George Lackman, Jr. were each reelected to the Board of Directors. In addition, the Company’s shareholders ratified the appointment of Ferlita, Walsh & Gonzalez, P.A., Certified Public Accountants, as the Company’s auditors. The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions, as to each of the matters presented at the meeting. There were no broker non-votes.

Election of Directors:

Nominees	For	Withheld
John C. Morris	27,956,562	728,152
Gregory P. Stemm	27,957,662	727,052
George Knutsson	28,650,822	33,892
David J. Saul	28,650,902	33,812
George E. Lackman, Jr.	28,649,682	35,032

Appointment of Ferlita, Walsh & Gonzalez, P.A.:

For	Against	Abstain
28,609,114	39,399	36,201

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: May 10, 2005	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer