Form 10KSB/A
period 2004-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2005-06-17
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No.1)

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

The cost of mobilizing and de-mobilizing vessels for a single project could range from $100,000 to several hundred thousand dollars or more, depending upon the requirements of the project. Such costs include procuring complex equipment, a professional team of technicians, archaeologists, conservators and scientists and integrating the components into a system capable of conducting deep-water search and recovery in an archaeologically sound manner. If a project is undertaken as a single project, the expense of de-mobilizing the equipment and personnel at the conclusion of the search or recovery phases must also be considered. Therefore, our strategy is to build a “pipeline” of well-researched projects and then move mobilized equipment and personnel from project to project in a cost-effective and efficient manner.

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

There are no Revenue Participation Certificates or revenue sharing arrangements related to the SS Republic recovery.

HMS Sussex Project

The Sussex project is an expedition to locate, recover and market the artifacts and cargo of a large colonial-period British warship, HMS Sussex, which was lost in a severe storm in 1694. Based on document research conducted by contract researchers and our in-house research team, in libraries and historical archives in Great Britain, France and other countries we believe that there is a high probability that the ship was carrying a cargo of coins with a bullion value of approximately $100 million and a much higher numismatic value. Data was accumulated from a review of ship’s logs, court martial records, state papers, treasury books and various other letters and reports. Although we believe this to be a reasonable estimate based upon our analysis of the data, it is possible that the data we have used to analyze the potential value is inaccurate or misinterpreted, and the estimate is subject to risks as discussed in the “Risk Factors” section below. We conducted offshore search operations on this project in 1998, 1999, 2000 and 2001. Based on the results of these search operations, we believe that there is a high probability we have located the remains of HMS Sussex.

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

The shipwreck that we believe is the HMS Sussex is located in the search area for a project that we have referred to as our “Cambridge Project.” We sold through private placements of Revenue Participation Certificates, or RPCs, the right to share in our future revenues derived from the Cambridge Project. As of April 30, 1999, when the offering was closed, we had sold $825,000 of the RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 million to $35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge Project. Additionally, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post-finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. The shipwreck that we believe is the HMS Sussex is located within the specified search area, and we will be responsible to share future revenues, if any, from this shipwreck with the subcontractor. The subcontractor’s rights were foreclosed upon during 2002 and the purchaser, Blue Sky Investments, LLC is partially owned through non-managing member interests by John Morris (32%) and Greg Stemm (28%), officers and Directors of the Company. At the time of the foreclosure, the Company was offered the opportunity to acquire the foreclosure rights but declined.

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

During the ten months ended December 31, 2004, our primary customers for the sale of gold and silver coins were 13 independent coin dealers. Of these customers, four (4) were responsible for sales volumes constituting 62% of our total sales. There are no contractual arrangements with any of our customers for future sales and we cannot forecast the demand, if any, these customers will have for our coins, artifacts or merchandise. No commissions are paid to dealers; however, our marketing representative is paid a commission on sales to coin dealers.

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

It is our intention to develop marketing strategies that can be employed to sell a wide variety of material that we expect to recover from our various shipwrecks. We intend to continue to sell our graded gold coins to coin dealers.

Shipwreck Attractions

The development and operation of shipwreck attractions has always been a fundamental building block in the Odyssey business plan. A team of experienced professionals has been assigned to create and locate attractions to share the drama and discovery of shipwrecks and celebrate the return of trade goods and artifacts to mankind.

The Odyssey attractions will share the dramatic stories of the people, the turmoil and the circumstances that took ships to the bottom of the sea. Interpretation of the findings will unfold through the artifacts and images gathered from shipwreck sites. A variety of historic and beautiful artifacts along with compelling high definition video images from the seabed will be featured in dozens of interactive exhibits and on LCD screens throughout the state of the art attractions. The Odyssey collection of artifacts will feature valuable, sometimes priceless artifacts. The gold and silver specie recovered from SS Republic encompasses one of the most remarkable coin collections from this period.

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

Competition

There are currently a number of entities engaged in various aspects of the shipwreck business that do not compete directly with us. Management is only aware of one company, Subsea Resources Ltd. (A UK Company), that has the capital and managerial resources to compete directly with us in deep water projects. It is possible that some currently unknown entity or group may locate and recover a shipwreck that we intend to locate and recover before we can begin operations on that specific project. Due to the number of projects we are currently planning, we do not believe that competition from one or more entities will affect our operating plan.

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

Ten months ended December 31, 2004 compared to the year ended February 29, 2004

Revenues

Revenues for the ten month period ended December 31, 2004 were $17.6 million as compared to $.1 million for the year ended February 29, 2004. Revenues for the period ended December 31, 2004 consisted primarily of artifact sales representing approximately 9,000 gold and silver coins. Revenues for the year ended February 29, 2004 consisted of search operations performed for a third party and merchandise sales. Sales of artifacts from the SS Republic began in May 2004. During the first nine months of the ten months ended December 31, 2004, sales of gold and silver coins were primarily to coin dealers. Odyssey began testing a direct sales center in December 2004. Based on the results of those tests, the direct sales center has now transitioned to an operational unit. Odyssey representatives are currently offering “shipwreck effect” coins and bottles from the SS Republic, as well as other Republic, Odyssey and shipwreck related merchandise. Graded gold coins will continue to be sold to coin dealers.

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

Operating Expenses

(Dollars in thousands)	Ten months Ended December 31 2004	Fiscal Year Ended February 29 2004	Increase (Decrease)
			Dollar Change	Percent Change
Operations & research	$1,922	$2,450	$(528)	(22)%
Marketing, general & administrative	4,731	2,464	2,267	92%
Depreciation	362	265	97	37%
Loss on disposal of equipment	20	32	(12)	(38)%

	$7,035	$5,211	$1,824	35%

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

Depreciation increases and loss on disposal of equipment were the result of acquisitions and disposals of additional property and equipment.

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

On April 21, 2005 we entered into a $6 million revolving credit facility with the Mercantile Bank. The credit facility replaces our prior credit facility with The Bank of Tampa. The line of credit is secured by $4 million of numismatic quality gold and 10,000 silver coins recovered from the SS Republic shipwreck. We intend to use the line of credit as a means to fund ongoing operations and equipment acquisitions as the need arises.

Based upon past performance and current expectations, we believe that our cash and cash equivalents ($3.1 million), cash generated from operations, bank credit facility ($6 million), and recent equity private placement ($6.4 million) and potential exercise of outstanding warrants ($9.8 million) will satisfy our working capital needs, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations through at least the next twelve months. Our cash requirements for operations and capital expenditures over the next twelve months will range from $24 million to $28 million. Our cash requirements are only estimates and may change to suit our business and operational requirements. However, we cannot guarantee that the sales of our products and other cash sources previously mentioned will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we may be required to raise additional capital through other financing activities.

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

Michael J. Holmes joined Odyssey as Controller on March 22, 2004, and became Chief Financial Officer on May 24, 2004, although Michael Barton continued to perform the function of the Chief Financial Officer through May 28, 2004. Mr. Holmes has served in a variety of subsidiary financial management positions with Anheuser-Busch Companies, Inc. to include Vice President Finance, Sea World Orlando from February 1998 to May 2003; Vice President Finance, Busch Gardens Tampa Bay; Corporate Controller, Metal Container Corp in St Louis; VP Finance & CFO Exploration

Cruise Lines in Seattle, Washington; and Director Internal Audit Services for Anheuser-Busch in St Louis. Mike received his undergraduate degree from the University of Missouri and his MBA from Crummer Graduate School of Business at Rollins College in Orlando. Mike also served as an adjunct professor of Accounting at the Rosen School of Hospitality Management, University of Central Florida in Orlando from August 2003 to March 2004. Mike has been very active in community leadership positions to include board member of the Orlando Regional Chamber of Commerce, the ETC of Central Florida (International Drive Transportation Group) and Junior Achievement of Tampa Bay. He is currently serving on the Crummer Graduate School of Business Alumni Board and is a graduate of Leadership Tampa.

Davis D. Howe joined Odyssey Marine Exploration as Chief Operating Officer on July 12, 2004. Mr. Howe has assisted several public companies transition from the developmental and early revenue generating stages to successful operational companies maximizing revenues and earnings. He has held senior management positions at several major public companies including Director of Process Improvement at Nextel Communications from June 1996 to October 1998, Senior Vice President of Service and Operations at Aerial Communications (which merged with VoiceStream and Omnipoint) November 1998 to June 2000 and Senior Vice President of Operations at Intermedia from July 2000 to October 2001. From October 2001 until he joined Odyssey, he was not employed and devoted most of his time to managing his personal investments.

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

On May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest in the Cambridge Project from the subcontractor through a foreclosure sale. John Morris and Greg Stemm have non-managing member interests in the limited liability company of 32% and 28% respectively . At the time of the foreclosure, the Company was offered the opportunity to acquire the foreclosure rights but declined due to its financial condition at the time.

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

ITEM 13. EXHIBITS

Exhibit Number	Description	Location
3.1	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

3.3	Designation of Series B Convertible Preferred Stock	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated February 28, 2001

2.4	Amended Certificate of Designation of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated September 19, 2002

10.1	Employment Agreement dated May 22, 2002, with David A. Morris	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on From 10-KSB For the year ended February 28, 2002

10.2	Employment Agreement dated May 22, 2002, with Greg Stemm	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on From 10-KSB For the year ended February 28, 2002

10.3	Employment Agreement dated May 22, 2002, with John C. Morris	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on From 10-KSB For the year ended February 28, 2002

10.4	Employment Agreement dated May 22, 2002, with Michael V. Barton	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB For the year ended February 28, 2003

10.5	Employment Agreement dated May 22, 2002, with George Becker	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB For the year ended February 28, 2003

10.6	Series B Convertible Preferred Stock Purchase Agreement	Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K dated February 28, 2001

10.7	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

10.8	Commercial Lease with Corinthian Custom Homes, Inc. dated January 24, 2001	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

10.9	Amended and Restated Registration Rights Agreement with MacDougald Family Limited Partnership	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2002

10.10	First Amendment to Series B Stock Purchase Agreement	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2002

10.11	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002

10.12	Contract with RBK Architects For 8,000 square foot exhibit.	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004

10.13	Contract with RBK Architects For 5,000 square foot exhibit.	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004

21	Subsidiaries of the Small Business Issuer.	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004

23	Consent of Independent Public Accountants	Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Odyssey Marine Exploration, Inc.

Tampa, Florida

We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the periods ended December 31, 2004 and February 29, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the periods ended December 31, 2004 and February 29, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A. Certified Public Accountants Tampa, Florida February 16, 2005

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,050,721
Accounts receivable	2,104,914
Inventory	3,759,552
Prepaid expense	412,868
Deposits	221,355
Deferred tax asset	1,651,604
Other current assets	5,927

Total current assets	11,206,941

PROPERTY AND EQUIPMENT
Equipment and office fixtures	6,612,764
Building and land	3,333,481
Accumulated depreciation	(1,328,202)

Total property and equipment	8,618,043

OTHER ASSETS
Artifacts	396,879
Inventory (non current)	5,945,177
Deposits	7,330
Deferred tax asset	1,176,796
Attraction development	569,634

Total other assets	8,095,816

Total assets	$27,920,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$591,138
Accrued expenses	2,024,882
Loan payable	73,700
Mortgage payable	100,000
Tenant deposits	19,098

Total current liabilities	2,808,818

LONG TERM LIABILITIES
Mortgage payable	1,858,333
Deferred income from Revenue Participation Certificates	887,500

Total long term liabilities	2,745,833

Total liabilities	5,554,651

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 9,300,000 shares authorized; none outstanding	—
Preferred stock series A convertible - $.0001 par value; 510,000 shares authorized; none issued or outstanding	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 38,530,599 and 37,993,099 issued and outstanding	3,853
Additional paid-in capital	26,430,934
Unrealized gain on investments, net of tax	554
Accumulated deficit	(4,069,192)

Total stockholders’ equity	22,366,149

Total liabilities and stockholders’ equity	$27,920,800

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	10 Month Period Ended December 31, 2004	Fiscal Year Ended February 29, 2004
REVENUE	$17,622,092	$73,879
COST OF SALES	1,883,912	—

GROSS PROFIT	15,738,180	73,879

OPERATING EXPENSES
Operations and research	1,922,156	2,449,760
Marketing, general & administrative	4,730,595	2,464,382
Depreciation	362,115	264,778
Loss on disposal of equipment	20,000	31,927

Total operating expenses	7,034,866	5,210,847

INCOME (LOSS) FROM OPERATIONS	8,703,314	(5,136,968)

OTHER INCOME OR (EXPENSE)
Interest income	6,011	23,958
Interest expense	(57,842)	(109,227)
Other income	40,666	40,000
Revenue participation	—	(12,986)

Total other income or (expense)	(11,165)	(58,255)

INCOME (LOSS) BEFORE INCOME TAXES	8,692,149	(5,195,222)

Income tax (provision) benefit	(3,462,911)	5,762,103

NET INCOME	$5,229,238	$566,881

EARNINGS (LOSS) PER SHARE
Basic	$0.14	$0.02
Diluted	$0.13	$0.02

Weighted average number of common shares outstanding
Basic	38,400,329	32,952,161
Diluted	40,254,049	34,278,545

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Unrealized Loss in Investment	Accumulated (Deficit)	Comprehensive Income
	Shares	Amount	Shares	Amount
February 28, 2003	1	$—	28,721,886	$2,872	$10,664,706	$—	$(9,865,311)	$(2,592,756)

Common stock issued for conversion of Series C Preferred stock	(1)	—	400,000	40	(40)
Common stock issued for cash			8,731,435	873	14,109,564
Common stock issued for services			139,778	14	97,237
Net change in unrealized gain on investments, net of related tax effect						2,988		2,988
Net income for the year ended February 29, 2004							$566,881	$566,881
Tax benefit related to exercise of employee stock options					276,372

Balance at February 29, 2004	0	$—	37,993,099	$3,799	$25,147,839	$2,988	$(9,298,430)	$569,869

Common stock issued for cash			537,500	54	1,030,259
Net change in unrealized gain on investments, net of related tax effect						(2,434)		(2,434)
Net income for the year ended December 31, 2004							$5,229,238	$5,229,238
Tax benefit related to exercise of employee stock options					252,836

Balance at December 31, 2004	0	$—	38,530,599	$3,853	$26,430,934	$554	$(4,069,192)	$5,226,804

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	10 Month Period Ended December 31, 2004	Fiscal Year Ended February 29, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,229,238	$566,881
Adjustments to reconcile net income to net cash used by operating activity:
Effect of unrealized gain on investments	(2,434)	(1,877)
Tax benefit related to exercise of employee stock options	252,836	276,372
Common stock issued for:
Services	—	74,150
Officer and director compensation	—	50,600
Interest payable	—	108,750
Depreciation	362,114	380,013
Loss on disposal of equipment	20,000	31,927
(Increase) decrease in:
Accounts receivable	(2,092,438)	—
Inventory	(5,658,105)	(4,049,689)
Advances, prepaids, deposits	(82,646)	(475,295)
Deferred tax asset	3,208,198	(6,036,598)
Increase (decrease) in:
Accounts payable	(402,388)	953,372
Customer deposits	19,098	—
Accrued expenses	1,907,675	80,875

NET CASH PROVIDED (USED)IN OPERATING ACTIVITIES	2,761,148	(8,040,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,217,418)	(3,607,691)
Purchase of U.S. Treasury bills	—	(1,991,555)
Attraction development	(569,634)	—
Purchase of building and land	(1,333,481)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,120,533)	(5,599,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Related party loans receivable	—	292,627
Issuance of common stock	1,030,313	12,936,313
Issuance of loan payable	1,523,700	978,750
Sale of marketable securities	1,996,420	—
Repayment of note payable to related party	—	(2,144)
Repayment of loan payable	(1,450,000)	—
Repayment of mortgage payable	(41,667)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,058,766	14,205,546

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,699,381	565,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,351,340	785,559

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,050,721	$1,351,340

SUPPLEMENTARY INFORMATION:
Interest paid	$53,051	$11,229
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Depreciation reclassified as inventory	$374,123	$—
Accounts receivable paid by services	$40,000	$—
Building purchase paid by mortgage loan	$2,000,000	$—
Loan principle converted to common stock	$—	$1,032,750

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

Inventory

Our inventory consists of artifacts recovered from the SS Republic shipwreck, related packaging material for the artifacts, and promotional merchandise.

The SS Republic shipwreck artifacts are recorded in inventory at the costs of recovery and conservation. The recovery costs also include the fee paid to an insurer to relinquish the insurers claim to the artifacts recovered and the shipwreck. We started capitalizing costs beginning in November 2003 after establishing the artifacts being recovered had a net realizable value exceeding the costs being capitalized. We will continue to capitalize the recovery costs until the shipwreck site has been completely excavated. The capitalized costs include direct costs of recovery such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions and supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preparing the artifacts for sale. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. We use historical sales, publications or available public market data to assess market value.

The packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

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

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives. Depreciation directly related to the recovery of the SS Republic cargo has been capitalized as inventory. During the ten month period ending December 31, 2004 total depreciation charged was $649,572. Of this amount $374,123 was capitalized as inventory. The depreciation expense capitalized was associated with the vessel Odyssey Explorer and related equipment during the SS Republic excavation.

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

NOTE F - INVENTORY

At December 31, 2004 inventory consists of:

Merchandise	$43,684
SS Republic artifacts	9,220,118
Packaging	440,927

9,704,729

During the current year we continued to recover cargo consisting of gold and silver coins, bottles and other items from the SS Republic. At December 31, 2004, SS Republic artifacts of $3,274,941 were classified as current assets based on our estimates of the timing of future sales. The remaining $5,945,177 were classified as non-current.

The recorded amount of the SS Republic artifacts represents the accumulated capitalized costs of recovery and conservation of these items as follows:

For the year ended February 28, 2004:

Capitalized recovery costs	3,547,705
Capitalized conservation costs	169,666

3,712,371
Less amounts recorded as artifacts for display	(73,557)

SS Republic Inventory as of February 28, 2004	3,638,814

For the ten months ended December 31, 2004:
SS Republic Inventory as of February 28, 2004	3,638,814
Capitalized recovery costs	4,982,475
Capitalized conservation costs	1,974,614

10,595,903
Less amounts reported in cost of sales	(1,375,785)

Total SS Republic inventory	9,220,118

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

NOTE I - ATTRACTION DEVELOPMENT

Attraction development costs of $569,634 represent direct costs for project engineering and design costs and fabrication/construction costs of two attraction exhibits. At completion, these costs will be reclassified as “Property and equipment” and depreciated over their estimated useful lives. For further discussion see “Note V - Commitments and Contingencies”.

NOTE J - BUILDING AND LAND

On July 23, 2004, we purchased a 23,500 square foot two story office building for $3,058,770 to serve as our corporate and operations headquarters. With tenant improvements the facility is recorded on the books at a cost of $3,333,481. We currently lease approximately 25% of the space to a tenant.

NOTE K - DEPOSITS

Deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. At December 31, 2004 total deposits were $228,685 of which $221,355 were classified as current deposits.

NOTE L – MORTGAGE PAYABLE

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

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending December 31,
2005	$100,000
2006	100,000
2007	100,000
2008	100,000
2009	100,000
2010 and thereafter	1,458,333

1,958,333
Less current portion	100,000

$1,858,333

During July 2014, the mortgage requires a balloon payment of $1,000,000.

NOTE M – LOAN PAYABLE

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

NOTE N - ACCRUED EXPENSES

Accrued expenses at December 31, 2004 consist of:

Class	Amount
Compensation and bonus	$752,491
Commissions	188,091
Inventory	829,500
Other operating expenses	254,800

$2,024,882

NOTE O - RELATED PARTY TRANSACTIONS

Related Party Interest in Revenue Participation Agreement

On December 9, 2002, a Georgia limited liability company acquired rights from an unrelated third party through a foreclosure sale to receive 5% of post finance cost proceeds, if any, from shipwrecks that we may recover within a predefined search area of the Mediterranean Sea. The shipwreck we believe to be HMS Sussex is located within this search area. Two of our officers and directors own a 60% interest in the limited liability company.

Construction services performed by related party

A construction company, owned by a relative of a company officer, performed building renovations on our corporate headquarters building amounting to $243,800.

NOTE P - SALE OF REVENUE PARTICIPATION CERTIFICATES

We have sold through private placements of Revenue Participation Certificates (“RPCs”) the right to share in our future revenues derived from the Cambridge project which refers to the Sussex shipwreck project. We also sold RPCs related to a project formerly called the Republic project which we now call the Seattle project. The Seattle project refers to a shipwreck which we have not yet located.

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

NOTE P - SALE OF REVENUE PARTICIPATION CERTIFICATES - continued

When the offering was closed, in September 2000, a total of five $50,000 units consisting of one Republic RPC and 100,000 shares of Common Stock had been sold, and the cost of each unit was allocated as $37,500 for the stock and $12,500 for the RPC. Therefore, a total of $62,500 was reflected on the books as deferred income from the sale of Republic Revenue Participation Certificates.

As of December 31, 2004 we had sold, in total, $887,500 of RPCs, which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method once management can reasonably estimate potential revenue for these projects.

These RPC issues do not have a termination date, therefore these liabilities will be carried on the books until revenue is recognized from these projects or we permanently abandon either project.

NOTE Q - PREFERRED STOCK

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

NOTE R - COMMON STOCK OPTIONS AND WARRANTS

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

3,950,000

During August 2003, an individual was issued 25,000 shares of restricted common stock and a warrant for the purchase of 25,000 shares of restricted common stock at $2.50 per share, in exchange for data related to the SS Republic project. The data purchased was recorded as an operating expense in the amount of $31,250.

NOTE S - COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2004 and February 29, 2004 was $554 and $4,865, respectively. The comprehensive income resulted entirely from the unrecognized gains on the value of marketable securities held by us at December 31, 2004.

NOTE T - INCOME TAXES

As of December 31, 2004, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $19,000,000. The NOL will expire in various years ending through the year 2024.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - INCOME TAXES - continued

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

Income taxes for the ten month period ended December 31, 2004 and February 29, 2004 differ from the amounts computed by applying the effective federal

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - INCOME TAXES - continued

statutory rate of 34.0% to income before income taxes as a result of the following:

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

NOTE U - MAJOR CUSTOMERS

During the year ended December 31, 2004 we had four customers who accounted for 12.5%, 14.4%, 13.9%, and 23.0% of our total sales.

NOTE V - COMMITMENTS AND CONTINGENCIES

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

Revenue from the SS Republic shipwreck or its cargo are not subject to revenue sharing.

In addition, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a predefined search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest from the subcontractor through a foreclosure sale. (See NOTE O)

Partnering Agreement

On September 27, 2002, we entered into an agreement (the “Agreement”) with

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE V - COMMITMENTS AND CONTINGENCIES - continued

the Government of the United Kingdom of Great Britain and Northern Ireland (the “British Government”). The Agreement allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts and cargoes from the wreck site.

The Agreement provides for us to submit a Project Plan (the “Plan”) to the British Government concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. We submitted our Plan to the government on November 11, 2002, and received approval on May 22, 2003.

We have paid a 5,000 pounds (approximately $7,845) refundable license fee and are required to make an expense deposit, prior to the commencement of recovery operations, of 250,000 pounds (approximately $478,000 at December 31, 2004) for the British Government’s expenses in connection with the project. The deposit is not refundable if the project is not successful. At such time as we represent to the British Government that we have recovered $3.5 million worth of cargo and/or artifacts, all funds advanced for the British Government’s expenses will be returned to us. We are also required to make a $100,000 deposit to ensure that funds are available for the conservation and documentation of any artifacts recovered. The Agreement provides a mechanism for raising or lowering the deposit amount depending upon the quantity and condition of the artifacts that need to be conserved, documented and curated. The conservation and expense deposits will be paid to the British Government prior to commencing operations(See NOTE W).

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

NOTE V - COMMITMENTS AND CONTINGENCIES - continued

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

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc.(“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The South Carolina court has not yet heard nor ruled on the Motion. Management believes that the lawsuit is without merit and intends to vigorously defend the action.

The company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

NOTE W - SUBSEQUENT EVENTS (UNAUDITED)

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

On March 13, 2005 the conservation ($100,000) and expense ($478,224) deposits required to start the Sussex project were paid to the British Government. (See NOTE V).

NOTE X - RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for interim or annual periods beginning after June 15, 2005, and, therefore, will be effective for the Company beginning with the third quarter of 2005. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE X - RECENTLY ISSUED ACCOUNTING STANDARDS - continued

part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: June 17, 2005	By:	/s/ John C. Morris
John C. Morris, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ John C. Morris John C. Morris	President and Chairman	June 17, 2005

/s/ Gregory P. Stemm Gregory P. Stemm	Vice President and Director	June 17, 2005

/s/ Michael J. Holmes Michael J. Holmes	Chief Financial Officer	June 17, 2005

/s/ David A. Morris David A. Morris	Secretary and Treasurer (Principal Accounting Officer)	June 17, 2005

/s/ George Knutsson George Knutsson	Director	June 17, 2005

/s/ David J. Saul David J. Saul	Director	June 17, 2005

/s/ George E. Lackman George E. Lackman, Jr.	Director	June 17, 2005