Form 10KSB/A
period 2004-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2005-08-01
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No.2)

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

EXPLANATORY NOTE

The purpose of this Amendment 2 is to disclose additional information in the Sales and Marketing section of Item 1. No other changes have been made in this amendment.

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

During the ten months ended December 31, 2004, our primary customers for the sale of gold and silver coins were 13 independent coin dealers. Of these customers, four (4) were responsible for sales volumes constituting 62% of our total sales. These four coin dealers were Spectrum Numismatic International, Monaco Financial, Silver Towne LP, and Kevin Lipton Rare Coins. There are no contractual arrangements with any of our customers for future sales and we cannot forecast the demand, if any, these customers will have for our coins, artifacts or merchandise. No commissions are paid to dealers; however, our marketing representative is paid a commission on sales to coin dealers.

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

ODYSSEY MARINE EXPLORATION, INC.

Dated: July 29, 2005	By:	/s/ John C. Morris
John C. Morris, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ John C. Morris John C. Morris	President and Chairman	July 29, 2005

Gregory P. Stemm	Vice President and Director

/s/ Michael J. Holmes Michael J. Holmes	Chief Financial Officer	August 1, 2005

/s/ David A. Morris David A. Morris	Secretary and Treasurer (Principal Accounting Officer)	July 29, 2005

/s/ George Knutsson George Knutsson	Director	July 29, 2005

David J. Saul	Director

/s/ George E. Lackman George E. Lackman, Jr.	Director	July 29, 2005