Form 10-Q
period 2005-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2005-08-09
CIK 798528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 25, 2005 was 42,468,724.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,417,027	$3,050,721
Accounts receivable	1,841,111	2,104,914
Inventory	3,644,401	3,759,552
Deferred tax asset	—	1,651,604
Other current assets	596,089	640,150

Total current assets	10,498,628	11,206,941

PROPERTY AND EQUIPMENT
Equipment and office fixtures	7,482,265	6,612,764
Building and land	3,501,513	3,333,481
Accumulated depreciation	(1,845,431)	(1,328,202)

Total property and equipment	9,138,347	8,618,043

OTHER ASSETS
Inventory (non current)	6,777,607	5,945,177
Deferred tax asset	5,608,953	1,176,796
Attraction development	3,199,561	569,634
Other non current assets	459,321	404,209

Total other assets	16,045,442	8,095,816

Total assets	$35,682,417	$27,920,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$726,105	$591,138
Accrued expenses	815,078	2,024,882
Mortgage and loans payable	111,433	173,700
Deposits	8,580	19,098
Deferred tax liability	1,740,427	—

Total current liabilities	3,401,623	2,808,818

LONG TERM LIABILITIES
Mortgage payable	1,808,333	1,858,333
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	2,695,833	2,745,833

Total liabilities	6,097,456	5,554,651

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 9,300,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible - $.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Common stock - $.0001 par value; 100,000,000 Shares authorized; 42,128,099 and 38,530,599 issued and outstanding	4,213	3,853
Additional paid-in capital	34,742,512	26,430,934
Unrealized gain on investments, net of tax	—	554
Accumulated deficit	(5,161,764)	(4,069,192)

Total stockholders’ equity	29,584,961	22,366,149

Total liabilities and stockholders’ equity	$35,682,417	$27,920,800

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	June 30, 2005	August 31, 2004
REVENUE	$3,825,818	$6,141,068

OPERATING EXPENSES
Cost of sales	353,809	577,236
Marketing, general & administrative	2,386,394	1,117,086
Operations & research	2,737,795	492,610

Total operating expenses	5,477,998	2,186,932

INCOME (LOSS) FROM OPERATIONS	(1,652,180)	3,954,136

OTHER INCOME (EXPENSE)
Interest income	6,969	722
Interest expense	(28,236)	(16,240)
Other	28,312	28,704

Total other income (expense)	7,045	13,186

INCOME (LOSS) BEFORE INCOME TAXES	(1,645,135)	3,967,323
Income tax benefit (provision)	564,468	(1,559,312)

NET INCOME (LOSS)	(1,080,667)	2,408,009

EARNINGS (LOSS) PER SHARE
Basic	$(.03)	$.06
Diluted	$(.03)	$.06

Weighted average number of common shares outstanding
Basic	41,686,862	38,467,012
Diluted	41,686,862	39,719,740

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Six Months Ended
	June 30, 2005	August 31, 2004
REVENUE	$7,175,334	$9,578,629

OPERATING EXPENSES
Cost of sales	570,097	1,528,717
Marketing, general & administrative	4,307,321	2,235,983
Operations & research	4,050,250	983,083

Total operating expenses	8,927,668	4,747,783

INCOME (LOSS) FROM OPERATIONS	(1,752,334)	4,830,846

OTHER INCOME (EXPENSE)
Interest income	15,497	1,601
Interest expense	(56,746)	(16,240)
Other	41,823	26,740

Total other income (expense)	574	12,101

INCOME (LOSS) BEFORE INCOME TAXES	(1,751,760)	4,842,947

Income tax benefit (provision)	659,188	(1,968,104)

NET INCOME (LOSS)	(1,092,572)	2,874,843

EARNINGS (LOSS) PER SHARE
Basic	$(.03)	$.08
Diluted	$(.03)	$.07

Weighted average number of common shares outstanding
Basic	40,488,485	38,313,955
Diluted	40,488,485	40,715,763

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2005	August 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,092,572)	$2,874,843
Adjustments to reconcile net loss to net cash used by operating activity:
Deferred income taxes	(1,040,126)	1,968,104
Depreciation	554,058	177,238
(Gain) Loss on disposal of equipment	40,451	—
Tax benefit related to exercise of employee Stock options	380,938	—
(Increase) decrease in:
Accounts receivable	214,156	(2,095,203)
Inventory	(644,367)	(3,796,129)
Other current assets	(11,050)	(63,659)
Increase (decrease) in:
Accounts payable	134,967	(81,567)
Customer deposits	(10,518)	19,098
Accrued expenses	(1,111,883)	966,460

NET CASH (USED) IN OPERATING ACTIVITIES	(2,585,946)	(30,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,018,169)	(1,325,776)
Proceeds from sale of equipment	49,647	—
Attraction development	(2,629,927)	(238,104)
Purchase of building improvements	(168,032)	(1,140,802)

NET CASH (USED) IN INVESTING ACTIVITIES	(3,766,481)	(2,704,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,276,000	1,030,313
Sale of marketable securities	—	1,991,555
Broker commission and fees on private offering	(445,000)	—
Loan payable	—	1,523,700
Repayment of mortgage payable	(112,267)	(8,333)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,718,733	4,537,235

NET INCREASE IN CASH	1,366,306	1,801,738

CASH AT BEGINNING OF PERIOD	3,050,721	1,351,340

CASH AT END OF PERIOD	$4,417,027	$3,153,078

SUPPLEMENTARY INFORMATION:
Interest paid	$51,484	$8,607
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Depreciation reclassified as inventory	$72,912	$202,235
Accrued compensation paid by common stock	$100,000	$—

Summary of Significant Non-Cash Transactions

During the quarter ended March 31, 2005, warrants to purchase a total of 470,000 shares were issued to two persons associated with the placement agent as part of the commission paid in connection with a private placement of securities during the period. These warrants are exercisable at a price of $3.50 per share for a period of two years. The fair value of these warrants as computed by the Black-Scholes option pricing model was $.72 per warrant, or $336,504. Due to the high volatility of our stock we do not believe that the Black-Scholes model provides a realistic fair value for the warrants. These warrants do not have the characteristics of traded warrants, therefore, the warrant valuation models do not necessarily provide a reliable measure of the fair value. By agreement between the parties at the time of the offering, the Company used a fair value of $.50 per warrant, or $235,000.

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

Due to a change of fiscal year, which became effective as of December 31, 2004, the second quarter of our current fiscal year ends on June 30, 2005, as compared to a second quarter which ended on August 31, 2004, during our prior fiscal year. Our presentations compare these periods. We have chosen not to recast the prior period because of implementation of a new accounting system in 2005 and limited available resources. Also, we believe this period to period comparison is reasonable since our current business plan is not subject to seasonality or other major factors affecting the comparison of information.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2005, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

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

Reclassifications

Certain operating expense amounts for the three-month and six-month periods ended August 31, 2004 have been reclassified to conform to the presentation of the June 30, 2005 amounts. The reclassifications have no effect on net income for the period ended August 31, 2004.

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

Revenue Recognition and Accounts Receivable

Revenue from sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. Bad debts are recorded as identified. We have not experienced any bad debts and no allowance for bad debts has been recorded.

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

Comprehensive Income

United States Treasury bills owned by us during the period ending June 30, 2005, were deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities were excluded from earnings and reported as a separate component of stockholders’ equity.

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives. Depreciation related to our vessel “Odyssey Explorer” was capitalized as inventory during the SS Republic project.

Depreciation expense is summarized as follows:

	Six Months Ended		Three Months Ended
	June 30 2005	August 31 2004	June 30 2005	August 31 2004
Depreciation expense	626,970	379,473	326,787	211,576
Less depreciation capitalized to inventory	72,912	202,235	—	108,594

Net depreciation expense	554,058	177,238	326,787	102,981

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings. Incurring a net loss during the three and six month periods ending June 30, 2005 causes the potential common shares to have an anti-dilutive effect for the periods and therefore such shares are excluded from the EPS calculation as detailed below.

Potential common shares, calculated using the treasury stock method, for the three month and six month periods affected the computation of diluted EPS as follows:

	Six Months Ended		Three Months Ended
	June 30 2005	August 31 2004	June 30 2005	August 31 2004
Weighted average common shares outstanding basic	40,488,485	38,313,955	41,686,862	38,467,012
Effect of potential common shares	—	2,401,808	—	1,252,728

Weighted average common shares basic and diluted	40,488,485	40,715,763	41,686,862	39,719,740

Potential common shares were also excluded from the calculation of diluted earnings per share because the effect of including the potential shares in the computation would have been anti-dilutive as follows:

	Six Months Ended		Three Months Ended
	June 30 2005	August 31 2004	June 30 2005	August 31 2004
Average market price during the period	$3.51	$2.79	$4.32	$3.72

In the money potential common shares excluded	1,744,312	—	2,526,603	—
Stock Options with an exercise price of $4.00 per share	5,000	—	—	—
Stock Options with an exercise price of $5.00 per share	595,000	535,000	595,000	535,000
Warrants with an exercise price of $3.00 per share	—	11,000	—	—

Anti dilutive warrants and options excluded from EPS	2,344,312	546,000	3,121,603	535,000

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

	3 Month Period Ended
	June 30, 2005	August 31, 2004
Net income (loss):
As reported	$(1,080,667)	$2,408,009
Pro forma adjustment for compensation, net of tax	(130,822)	(206,589)

Pro forma	$(1,211,489)	$2,201,420

Basic income (loss) per share:
As reported	$(.03)	$.06
Pro forma	$(.03)	$.06

Diluted income (loss) per share:
As reported	$(.03)	$.06
Pro forma	$(.03)	$.06

	6 Month Period Ended
	June 30, 2005	August 31, 2004
Net income (loss):
As reported	$(1,092,572)	$2,874,843
Pro forma adjustment for compensation, net of tax	(448,509)	(464,614)

Pro forma	$(1,541,081)	$2,410,229

Basic income (loss) per share:
As reported	$(.03)	$.08
Pro forma	$(.04)	$.06

Diluted income (loss) per share:
As reported	$(.03)	$.07
Pro forma	$(.04)	$.06

The weighted average estimated fair value of stock options granted during the three-month periods ended June 30, 2005 and August 31, 2004 were $2.18 and $2.75 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows:

	3 Month Period Ended
	June 30, 2005	August 31, 2004
Risk-free interest rate	3.7%	3.4%
Expected volatility of common stock	62.5%	475%
Dividend Yield	0%	0%
Expected life of options	4 years	5 years

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

NOTE C - INVENTORY

Our inventory consisted of the following:

	June 30, 2005	Dec 31, 2004
Artifact capitalized recovery costs	$7,920,735	$7,521,431
Artifact grading & conservation costs	1,603,246	1,698,687
Packaging & merchandise	898,387	484,611

Total Inventory	$10,422,008	$9,704,729

Of these amounts $3,644,401 and $3,759,552 are classified as current as of June 30, 2005 and December 31, 2004 respectively.

NOTE D - INCOME TAXES

As of June 30, 2005, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $22 million. The NOL will expire in various years ending through the year 2025.

For the six-month periods ended June 30, 2005 and August 31, 2004, the components of the provision for income taxes (benefit) are attributable to continuing operations as follows:

	June 30, 2005	August 31, 2004
Current
Federal	$0	$0
State	0	0

	$0	$0
Deferred
Federal	$(562,841)	$1,696,133
State	(96,347)	271,971

	$(659,188)	$1,968,104

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$8,260,899
Accrued expenses	7,526
Capital loss carryforward	7,328
Less: valuation allowance	—

$8,275,753
Deferred tax liability:
Fixed asset basis	$74,494
Prepaid expenses	48,427
Excess of tax over book depreciation	672,510
Artifacts recovery costs	3,611,796

$4,407,227

Net deferred tax asset	$3,868,526
Plus: current net deferred tax liability	1,740,427

Net non-current deferred tax asset	$5,608,953

As reflected above, the Company has recorded a net deferred tax asset of $3,868,526 at June 30, 2005. No valuation allowance is provided for its net operating loss carryforwards since management believes the Company will be profitable from sales and will generate taxable income sufficient to utilize the loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

The change in the valuation allowance is as follow:

June 30, 2005	$—
December 31, 2004	$10,993

Change in valuation allowance	$(10,993)

Income taxes for the six-month periods ended June 30, 2005 and August 31, 2004 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	June 30, 2005	August 31, 2004
Expected provision (benefit)	$(595,598)	$1,646,602
State income taxes net of federal benefits	(100,241)	173,798
Nontaxable income ( net)	8,845	5,223
Change in valuation allowance	(10,993)	10,993
Effects of:
Change in rate estimate	39,099	—
Estimate of net operating loss	—	87,031
Other, net	—	(57,078)

	$(659,188)	$1,968,104

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES - continued

During the six-month periods ended June 30, 2005 and August 31, 2004, the Company recognized certain tax benefits related to stock option plans in the amount of $380,938 and $0 respectively. Such benefits were recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

NOTE E - COMMITMENTS AND CONTINGENCIES

Commitments

We have committed for the fabrication of two shipwreck exhibits for $3.2 million, which are expected to open during 2005 and 2006. As of June 30, 2005 our remaining commitment is approximately $600,000.

The Time Charter Party Agreement for the charter of a vessel which is conducting operations on the Atlas project has been extended from the original expiration date of July 15, 2005, for an additional 60 days at a cost of approximately $330,000.

Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc.(“Seahawk”) and the Company. The plaintiffs allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The parties are engaging in discovery on the issue of personal jurisdiction. The South Carolina court has not yet heard nor ruled on the Motion. Management believes that the lawsuit is without merit and intends to vigorously defend the action.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

NOTE F – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2005, a construction company, owned by the stepson of an officer of the Company was paid for renovation services on our corporate headquarters building amounting to $23,314 and $100,475, respectively. Also, the spouse of a Company officer performed logo design services for the same period amounting to $1,725 and $3,525, respectively.

NOTE G – LOAN PAYABLE

Revolving Credit Facility

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our form 10-KSB/A for the year ended December 31, 2004.

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

Overview

Generally, we are engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world, and the exhibition and/or sales of the items recovered from our various wreck sites, including replicas and other shipwreck related items, through themed attractions, retail and wholesale sales channels.

Our business is organized as follows:

•	Administration

•	Marine operations

•	Archaeology, research and conservation

•	Sales and marketing

•	Themed attractions

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

Our archaeology and research department supports marine operations by providing target information as well as conducting historical research on artifacts recovered from unknown shipwrecks. After recovered items are returned to shore, our conservation department stabilizes the artifacts and ultimately brings them to their final state of conservation. This department also provides the curation of company owned artifacts.

Our marketing includes our sales and marketing support functions for the promotion and distribution of our products through both retail and wholesale channels. Our direct retail sales call center provides an alternative distribution channel for our shipwreck products. In addition to obtaining retail pricing through direct channels, the marketing team is building a client base of customers interested in shipwreck collectibles. We continue to sell mostly graded gold coins through wholesale channels consisting of selected independent coin dealers.

Our themed attractions group is responsible for interactive attractions and exhibits that will entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits will showcase our proprietary technology and the excitement of deep ocean archeological shipwreck search and recovery. On June 8, 2005, we announced that a newly formed subsidiary, Odyssey Marine Entertainment, Inc., will open an interactive shipwreck and treasure attraction in the French Quarter of New Orleans, Louisiana. Located in the Jax Brewery, Odyssey’s Shipwreck & Treasure Adventure is expected to appeal to the public fascination with shipwrecks and sunken treasure. The attraction will tell the stories behind some of the world’s most famous shipwrecks, their treasure and historical artifacts, and will allow visitors to experience the adventure and excitement of deep-ocean shipwreck exploration through multiple hands-on exhibits. The grand opening of the attraction is scheduled for August 27, 2005. Our second attraction is currently being planned for opening later in 2005 or in early 2006.

Operational Update

Atlas Project

On May 4, 2005, we announced that search operations had begun on our 2005 shipwreck search program, code-named the “Atlas” project, with our chartered side-scan survey vessel. The “Atlas” project is the result of an extensive target development program and consists of five target shipwrecks.

The Odyssey Explorer joined the Company’s chartered side-scan survey vessel in June to work in the 2005 “Atlas” search area. Since announcing the start of the “Atlas” project, we have identified approximately 410 targets and inspected 252 targets with ZEUS, one of the Company’s Remotely Operated Vehicles (ROV).

For this project, we employed a new side-scan sonar system which we believe will allow us to map the seafloor twice as fast as previous searches. Having a deep-water ROV on a second ship to visually inspect targets will result in a more efficient search process.

Western Mediterranean Project

In April 2005, the Odyssey Explorer began performing survey and archaeological work in the western Mediterranean. We located 23 shipwreck sites, produced 14 pre-disturbance photomosaics, and completed preliminary excavations on 7 sites. The archaeological work resulted in the recovery of approximately 400 artifacts plus a substantial number of trading beads which are undergoing conservation and study by Odyssey’s research department.

HMS Sussex Project

The discussions between Odyssey, the Kingdom of Spain, the United Kingdom, the United States, and the regional government of Andalucia, regarding the British warship HMS Sussex, as well as cultural interests and underwater archaeology in the region, are ongoing. We believe these issues will be resolved prior to commencement of work at the Sussex location later in 2005.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended June 30, 2005 compared to three months ended August 31, 2004

During the last year we changed our fiscal year to a calendar year which means that our quarter to quarter comparison will be for the periods of April 1 – June 30, 2005 compared to June 1, 2004 – August 31, 2004. We have chosen not to recast the prior period because of implementation of a new accounting system in 2005 and limited available resources. Also, we believe this period to period comparison is reasonable since our current business plan is not subject to seasonality or other major factors affecting the comparison of information. The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000.

	(Unaudited)
			Incr/(Decr)
	2005	2004	$ Var	% Var
Revenue	$3.8	$6.1	$(2.3)	(38)%

Cost of sales	.4	.6	(.2)	(39)%
Marketing, general & administrative	2.4	1.1	1.3	114%
Operations & research	2.7	.5	2.2	455%

Total cost and expenses	$5.5	$2.2	$3.3	148%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2005 and 2004 were $3.8 million and $6.1 million, respectively. In 2005 sales were made through independent coin dealers at wholesale prices as well as through our direct retail sales telemarketing area. In 2004 sales were made only through independent coin dealers. Revenues were lower in 2005 versus 2004 primarily due to the lower volume of silver coins distributed through independent coin dealers. As we transition the distribution of silver coins from wholesale to retail sales channels, our gross margins will be much higher. We are continuing to build a solid client base in our telemarketing direct sales area and we believe sales volumes will increase as we continue to expand our direct response advertising, marketing efforts, and Attractions.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with artifact sales. Cost of sales as a percentage of revenue for 2005 and 2004 was 9% and 9%, respectively.

The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly higher unit sales prices for gold than silver coins.

As of June 30, 2005 the SS Republic capitalized cost of recovery per artifact, excluding grading, conservation, packaging and shipping costs, was approximately $147. Approximately 65,000 artifacts were recovered from the SS Republic.

Marketing, general and administrative expenses were $2.4 million in 2005 as compared to $1.1 million in 2004. We continued expansion of our corporate support functions due to execution of our business plan primarily associated with continued development of our search and recovery projects, expansion of our marketing and sales function primarily associated with development of a telemarketing call center, and expansion of our corporate support functions. Of the $1.3 million increase, $.7 million resulted from expansion of our marketing and sales function primarily associated with development of a telemarketing call center and $.2 million related to our attraction development activities. Additionally, $.4 million was attributable to general and administration expenses consisting primarily of personnel-related, information technology and professional services and corporate communications.

Operations and research expenses were $2.7 million in 2005, compared to $.5 million in 2004. The $2.2 million increase in 2005 was primarily because vessel recovery costs were not capitalized during 2005. Vessel recovery costs of $1.7 million were capitalized in 2004. Also, in 2005 we chartered a vessel to conduct search operations for $.3 million, and incurred additional expenses associated with the build up of our Western Mediterranean and Atlas search projects.

Six months ended June 30, 2005 compared to six months ended August 31, 2004

During the last year we changed our fiscal year to a calendar year which means that our year-to-date comparison will be for the periods of January 1 – June 30, 2005 compared to March 1, 2004 – August 31, 2004. We have chosen not to recast the prior period because of implementation of a new accounting system in 2005 and limited available resources. Also, we believe this period to period comparison is reasonable since our current business plan is not subject to seasonality or other major factors affecting the comparison of information. The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000.

	(Unaudited)
			Incr/(Decr)
	2005	2004	$ Var	% Var
Revenue	$7.2	$9.6	$(2.4)	(25)%

Cost of sales	.6	1.5	(.9)	(63)%
Marketing, general & administrative	4.3	2.2	2.1	93%
Operations & research	4.0	1.0	3.0	312%

Total cost and expenses	$8.9	$4.7	$4.2	87%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2005 and 2004 were $7.2 million and $9.6 million, respectively. In 2005 sales were made through independent coin dealers at wholesale prices as well as through our direct retail sales telemarketing area. In 2004 sales were made only through independent coin dealers. Revenues were lower in 2005 versus 2004 primarily due to the lower volume of silver coins distributed through independent coin dealers. As we transition the distribution of silver coins from wholesale to retail sales channels, our gross margins will be much higher. We are continuing to build a solid client base in our telemarketing direct sales area and we believe sales volumes will increase as we continue to expand our direct response advertising and marketing efforts.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with artifact sales. Cost of sales as a percentage of revenue for 2005 and 2004 was 8% and 16%, respectively. The higher cost of sales for 2004 was attributable to a higher mix of silver coin sales.

The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly higher unit sales prices for gold than silver coins.

As of June 30, 2005 the capitalized cost of recovery per artifact, excluding grading, conservation, packaging and shipping costs, was approximately $147. Approximately 65,000 artifacts were recovered from the SS Republic.

Marketing, general and administrative expenses were $4.3 million in 2005 as compared to $2.2 million in 2004. We continued expansion of our corporate support functions due to execution of our business plan primarily associated with continued development of our search and recovery projects, expansion of our marketing and sales function primarily associated with development of a telemarketing call center, and expansion of our corporate support functions. Of the $2.1 million increase, $1.0 million resulted from expansion of our marketing and sales function primarily associated with development of a telemarketing call center and $.4 million related to our attraction development and publishing activities. Additionally, $.7 million was attributable to general and administration expenses consisting primarily of personnel-related, information technology, professional and audit services, sales commissions and corporate expenses.

Operations and research expenses were $4.0 million in 2005, compared to $1.0 million in 2004. Of the $3.0 million increase in 2005, $2.3 million was because vessel recovery costs were not capitalized in 2005 since our recovery vessel left the SS Republic site in mid-February. Vessel recovery costs of $2.9 million were capitalized in 2004 versus $.6 million in 2005. Additionally, $.3 million was attributable to chartering a vessel to conduct search operations for the Atlas project. We also incurred additional expenses associated with the build up of our Western Mediterranean and Atlas search projects including personnel-related expenses, fuel and supplies.

Provision for Income Taxes (Benefit)

Federal and state income taxes for 2005 and 2004 have been provided for at an estimated annual effective rate of 37.6%.

Liquidity and Capital Resources

Shareholders’ equity was $29.6 million at June 30, 2005, compared to $22.4 million at December 31, 2004. The increase in shareholder’s equity was primarily the result of the sale of 2.7 million shares of common stock on March 10, 2005. The net proceeds from the offering of $6.35 million raised in the private placement is being used to acquire additional equipment and technology to expand the company’s search and recovery capabilities, to fund upcoming search operations, to fund new attractions and for general business purposes.

At June 30, 2005, we had cash and cash equivalents of $4.4 million, an increase of $1.4 million from the December 31, 2004 balance of $3.0 million. Working capital and the ratio of current assets to current liabilities were $7.1 million and 3.0 to 1, respectively at June 30, 2005, compared with $8.4 million and 4.0 to 1, respectively, at December 31, 2004.

We believe the value of our artifact inventory as of June 30, 2005, as shown in the financial statements, is worth significantly more than it’s cost.

Net cash used in operating activities in the six months 2005 was $2.6 million. Cash used in operating activities for the six months of 2005 primarily reflected an operating loss of $1.1 million, a decrease in accrued expenses of $1.1 million, and an increase in inventory of $.5 million offset by a decrease in accounts receivable. The net cash used in operating activities for the six months of 2004 primarily reflected positive operating results and deferred income taxes offset by an increase in inventory and accounts receivable.

Cash flows used in investing activities were $3.8 million and $2.7 million for the six months periods in 2005 and 2004, respectively. Cash used in investing activities for the six months of 2005 primarily reflected $2.6 million for capital expenditures for our new shipwreck attraction exhibits, $1.0 million used for the capital expenditures for property and equipment and $.2 million for building improvements. Cash used in investing activities for the six months of 2004 primarily reflected the cash purchase of our office building, property and equipment and capital expenditures related to attraction development and property and equipment.

Cash flows provided by financing activities were $7.7 million and $4.5 million for the six months of 2005 and 2004, respectively. In the six months of 2005, the cash provided by financing activities included $8.2 million of proceeds received from the issuance of common stock offset by $.4 million in brokerage commissions and fees on the private offering and $.1 million mortgage repayment. Cash provided by financing activities in the six months of 2004 included the net proceeds from the sale of marketable securities of $2.0 million, $1.0 million from the proceeds of sale of common stock and $1.5 million proceeds from a loan payable.

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

We currently have two exhibit attractions under development in which we have committed over $3.2 million. The planned exhibits will showcase the history of shipwrecks featuring the SS Republic. Our first attraction is scheduled to open on August 27, 2005 in New Orleans. We are expected to open a second attraction later in 2005 or early 2006. We anticipate the funding for the exhibits will come from bank financing or through revenue generated from the sale of recovered cargoes.

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

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The parties are engaging in discovery on the issue of personal jurisdiction. The South Carolina court has not yet heard nor ruled on the Motion.

Management believes that the lawsuit is without merit and intends to vigorously defend the action.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2005, that have not been reported in a Current Report on Form 8-K, except as follows:

During the three months ended June 30, 2005, we issued 440,000 shares of our common stock to seven individuals who exercised warrants. The Company received a total of $1,100,000 in cash from these investors. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers of these securities are accredited investors who made an informed investment decision and had access to material information regarding the Company. The certificates representing the common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: August 9, 2005	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer