Form 10-Q
period 2005-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2005-11-09
CIK 798528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 30, 2005 was 45,723,224.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,440,647	$3,050,721
Accounts receivable, net	578,320	2,104,914
Inventory	3,324,615	3,759,552
Deferred tax asset	—	1,651,604
Other current assets	862,549	640,150

Total current assets	9,206,131	11,206,941

PROPERTY AND EQUIPMENT
Equipment and office fixtures	10,459,687	6,612,764
Building and land	3,862,089	3,333,481
Accumulated depreciation	(2,265,731)	(1,328,202)

Total property and equipment	12,056,045	8,618,043

OTHER ASSETS
Inventory (non current)	7,380,308	5,945,177
Deferred tax asset	6,808,806	1,176,796
Attraction development	1,525,325	569,634
Other non current assets	395,180	404,209

Total other assets	16,109,619	8,095,816

Total assets	$37,371,795	$27,920,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$715,182	$591,138
Accrued expenses	1,421,778	2,024,882
Mortgage and loans payable	111,433	173,700
Deposits	16,403	19,098
Deferred tax liability	629,055	—

Total current liabilities	2,893,851	2,808,818

LONG TERM LIABILITIES
Mortgage payable	1,783,333	1,858,333
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	2,670,833	2,745,833

Total liabilities	5,564,684	5,554,651

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 9,300,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible - $.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Common stock - $.0001 par value; 100,000,000 Shares authorized; 44,264,524 and 38,530,599 issued and outstanding	4,426	3,853
Additional paid-in capital	40,085,532	26,430,934
Unrealized gain on investments, net of tax	—	554
Accumulated deficit	(8,282,847)	(4,069,192)

Total stockholders’ equity	31,807,111	22,366,149

Total liabilities and stockholders’ equity	$37,371,795	$27,920,800

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	September 30, 2005	November 30, 2004
REVENUE	$986,682	$6,300,371

OPERATING EXPENSES
Cost of sales	190,633	290,742
Marketing, general & administrative	2,335,420	1,379,720
Operations & research	3,808,427	703,377

Total operating expenses	6,334,480	2,373,839

INCOME (LOSS) FROM OPERATIONS	(5,347,798)	3,926,532

OTHER INCOME (EXPENSE)
Interest income	6,900	2,653
Interest expense	(32,365)	(32,677)
Other	13,127	8,859

Total other income (expense)	(12,338)	(21,165)

INCOME (LOSS) BEFORE INCOME TAXES	(5,360,136)	3,905,367
Income tax benefit (provision)	2,239,053	(1,493,178)

NET INCOME (LOSS)	(3,121,083)	2,412,189

EARNINGS (LOSS) PER SHARE
Basic	$(.07)	$.06
Diluted	$(.07)	$.06

Weighted average number of common shares outstanding
Basic	42,738,172	38,530,599
Diluted	42,738,172	39,241,760

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Nine Months Ended
	September 30, 2005	November 30, 2004
REVENUE	$8,162,016	$15,879,000

OPERATING EXPENSES
Cost of sales	760,724	1,819,459
Marketing, general & administrative	6,539,865	3,615,703
Operations & research	7,961,558	1,686,460

Total operating expenses	15,262,147	7,121,622

INCOME (LOSS) FROM OPERATIONS	(7,100,131)	8,757,378

OTHER INCOME (EXPENSE)
Interest income	22,397	4,253
Interest expense	(89,112)	(48,917)
Other	54,950	35,599

Total other income (expense)	(11,765)	(9,065)

INCOME (LOSS) BEFORE INCOME TAXES	(7,111,896)	8,748,313

Income tax benefit (provision)	2,898,241	(3,461,282)

NET INCOME (LOSS)	(4,213,655)	5,287,031

EARNINGS (LOSS) PER SHARE
Basic	$(.10)	$.14
Diluted	$(.10)	$.13

Weighted average number of common shares outstanding
Basic	41,246,622	38,385,644
Diluted	41,246,622	40,360,149

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2005	November 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,213,655)	$5,287,031
Adjustments to reconcile net loss to net cash used by operating activity:
Deferred income taxes	(3,351,351)	3,461,282
Depreciation	971,282	313,880
(Gain) Loss on disposal of equipment	43,528	—
Tax benefit related to exercise of employee Stock options	453,110	—
(Increase) decrease in:
Accounts receivable	1,476,947	(1,640,297)
Inventory	(853,724)	(5,453,934)
Other current assets	(286,925)	(57,473)
Increase (decrease) in:
Accounts payable	110,691	(140,778)
Customer deposits	(2,695)	19,098
Accrued expenses	(490,311)	1,064,731

NET CASH (USED) IN OPERATING ACTIVITIES	(6,143,103)	2,853,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,083,865)	(1,984,653)
Proceeds from sale of equipment	49,647	—
Attraction development	(1,151,745)	(433,204)
Purchase of building improvements	(245,803)	(1,255,581)

NET CASH (USED) IN INVESTING ACTIVITIES	(5,431,766)	(3,673,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,547,062	1,030,313
Sale of marketable securities	—	1,991,554
Broker commission and fees on private offering	(445,000)	—
Loan payable	—	1,523,700
Repayment of mortgage and loans payable	(137,267)	(1,483,332)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,964,795	3,062,235

NET INCREASE IN CASH	1,389,926	2,242,337

CASH AT BEGINNING OF PERIOD	3,050,721	1,351,340

CASH AT END OF PERIOD	$4,440,647	$3,593,677

SUPPLEMENTARY INFORMATION:
Interest paid	$87,367	$44,640
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Depreciation reclassified as inventory	$72,912	$327,363
Accrued compensation paid by common stock	$100,000	$—

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

The ending balance on December 31, 2004 for our New Orleans Attraction Development in the amount of $196,054 has been transferred to Property and Equipment for the period ended September 30, 2005.

We previously reported $1,888,742 in Attraction Development purchases for the six month period ended June 30, 2005. This amount has been moved to Purchase of property and equipment for the nine months ended September 30, 2005.

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

Due to a change of fiscal year, which became effective as of December 31, 2004, the third quarter of our current fiscal year ends on September 30, 2005, as compared to a third quarter which ended on November 30, 2004, during our prior fiscal year. Our presentations compare these periods. We have chosen not to recast the prior period because of implementation of a new accounting system in 2005 and limited available resources. Also, we believe this period to period comparison is reasonable since our current business plan is not subject to seasonality or other major factors affecting the comparison of information.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2005, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

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

Reclassifications

Certain operating expense amounts for the three-month and nine-month periods ended November 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net income for the period ended November 30, 2004.

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

Revenue Recognition and Accounts Receivable

Revenue from sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. Bad debts are recorded as identified and no allowance for bad debts has been recorded. A return allowance is established for merchandise sales which have a right of return. Accounts receivable is stated net of any recorded allowance for returns.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Cash Equivalents

Cash equivalents include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, prepaid expense, accounts payable, accrued expense, loan payable and mortgage payable approximate fair value. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that we could realize in a current market exchange.

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

Comprehensive Income

United States Treasury bills owned by us during the period ending September 30, 2005, were deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities were excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2005 we did not own any United States Treasury bills.

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives. Depreciation related to our vessel “Odyssey Explorer” was capitalized as inventory during the SS Republic project.

Depreciation expense is summarized as follows:

	Nine Months Ended		Three Months Ended
	September 30 2005	November 30 2004	September 30 2005	November 30 2004
Depreciation expense	$1,044,194	$641,243	$417,223	$261,771
Less depreciation capitalized to inventory	72,912	327,363	—	125,128

Net depreciation expense	$971,282	$313,880	$417,223	$136,643

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings. Incurring a net loss during the three and nine month periods ending September 30, 2005 causes the potential common shares to have an anti-dilutive effect for the periods and therefore such shares are excluded from the EPS calculation as detailed below.

Potential common shares, calculated using the treasury stock method, for the three month and nine month periods affected the computation of diluted EPS as follows:

	Nine Months Ended		Three Months Ended
	September 30 2005	November 30 2004	September 30 2005	November 30 2004
Weighted average common shares outstanding basic	41,246,622	38,385,644	42,738,172	38,530,599
Effect of potential common shares	—	1,974,505	—	711,161

Weighted average common shares basic and diluted	41,246,622	40,360,149	42,738,172	39,241,760

Potential common shares were also excluded from the calculation of diluted earnings per share because the effect of including the potential shares in the computation would have been anti-dilutive as follows:

	Nine Months Ended		Three Months Ended
	September 30 2005	November 30 2004	September 30 2005	November 30 2004
Average market price during the period	$3.87	$3.31	$4.58	$2.46

In the money potential common shares excluded	1,354,888	—	1,729,465	—
Stock Options with an exercise price of $2.50 per share		—	—	625,000
Stock Options with an exercise price of $4.00 per share	8,000	—	—	—
Stock Options with an exercise price of $5.00 per share	595,000	555,000	595,000	555,000
Warrants with an exercise price of $2.50 per share	—	—	—	3,917,500
Warrants with an exercise price of $3.00 per share	—	—	—	11,000
Warrants with an exercise price of $5.25 per share	100,000	—	100,000	—

Anti dilutive warrants and options excluded from EPS	2,057,888	555,000	2,424,465	5,108,500

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

	3 Month Period Ended
	September 30, 2005	November 30, 2004
Net income (loss):
As reported	$(3,121,083)	$2,412,189
Pro forma adjustment for compensation, net of tax	(812,518)	(217,243)

Pro forma	$(3,933,601)	$2,194,946

Basic income (loss) per share:
As reported	$(.07)	$.06
Pro forma	$(.09)	$.06

Diluted income (loss) per share:
As reported	$(.07)	$.06
Pro forma	$(.09)	$.06

	9 Month Period Ended
	September 30, 2005	November 30, 2004
Net income (loss):
As reported	$(4,213,655)	$5,287,031
Pro forma adjustment for compensation, net of tax	(1,261,027)	(681,857)

Pro forma	$(5,474,682)	$4,605,174

Basic income (loss) per share:
As reported	$(.10)	$.14
Pro forma	$(.13)	$.12

Diluted income (loss) per share:
As reported	$(.10)	$.13
Pro forma	$(.13)	$.11

The weighted average estimated fair value of stock options granted during the three-month periods ended September 30, 2005 and November 30, 2004 were $2.04 and $2.70 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows:

	3 Month Period Ended
	September 30, 2005	November 30, 2004
Risk-free interest rate	3.9%	3.7%
Expected volatility of common stock	62.4%	475.8%
Dividend Yield	0%	0%
Expected life of options	4 years	5 years

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

On September 20, 2005, the Board of Directors of Odyssey Marine Exploration, Inc. (“Odyssey” or the “Company”) approved the immediate vesting of unvested and “underwater” stock options to purchase 215,000 shares of common stock previously granted to employees and officers under Odyssey’s 1997 Employee Stock Option Plan with exercise prices of $5.00 per share. The exercise price of the options was not changed. The primary purpose of the accelerated vesting of these “out of the money” options is to reduce the Company’s future reportable compensation expense upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment,” effective for our fiscal year beginning January 1, 2006. The valuation for the accelerated options has been included herein. By taking this approach, we expect to eliminate a charge to our income statement of approximately $680,000 during 2006 and $40,000 in 2007.

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

NOTE C - INVENTORY

Our inventory consisted of the following:

	September 30, 2005	December 31, 2004
Artifacts	$9,552,257	$9,220,118
Merchandise	514,540	43,684
Packaging	638,126	440,927

Total Inventory	$10,704,923	$9,704,729

Of these amounts $3,324,615 and $3,759,552 are classified as current as of September 30, 2005 and December 31, 2004 respectively.

NOTE D - INCOME TAXES

As of September 30, 2005, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $27 million. The NOL will expire in various years ending through the year 2025.

For the nine-month periods ended September 30, 2005 and November 30, 2004, the components of the provision for income taxes (benefit) are attributable to continuing operations as follows:

	September 30, 2005	November 30, 2004
Current
Federal	$—	$—
State	—	—

	$—	$—
Deferred
Federal	$(2,655,875)	$2,980,125
State	(242,366)	481,157

	$(2,898,241)	$3,461,282

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$10,194,710
Accrued expenses	239,062
Reserve for accounts receivable	31,371
Less: valuation allowance	—

$10,465,143

Deferred tax liability:
Property and equipment basis	$71,319
Prepaid expenses	117,018
Excess of tax over book depreciation	655,740
Artifacts recovery costs	3,441,315

$4,285,392

Net deferred tax asset	$6,179,751
Plus: current net deferred tax liability	629,055

Net non-current deferred tax asset	$6,808,806

As reflected above, the Company has recorded a net deferred tax asset of $6,179,751 at September 30, 2005. No valuation allowance is provided for its net operating loss carryforwards since management believes the Company will be profitable from sales and will generate taxable income sufficient to utilize the loss carryforwards. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

The change in the valuation allowance is as follows:

September 30, 2005	$—
December 31, 2004	$10,993

Change in valuation allowance	$(10,993)

Income taxes for the nine-month periods ended September 30, 2005 and November 30, 2004 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	September 30, 2005	November 30, 2004
Expected provision (benefit)	$(2,418,045)	$2,974,426
State income taxes net of federal benefits	(167,966)	393,640
Nondeductible expenses	19,922	8,165
Change in valuation allowance	(10,993)	10,993
Effects of:
Change in rate estimate	(334,898)	101,535
Estimate of net operating loss	—	87,031
Other, net	13,739	(114,508)

	$(2,898,241)	$3,461,282

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES - continued

During the nine-month periods ended September 30, 2005 and November 30, 2004, the Company recognized certain tax benefits related to stock option plans in the amount of $453,110 and $0 respectively. Such benefits were recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

NOTE E - CONTINGENCIES

Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiff’s allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiff’s and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiff’s allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The parties are engaging in discovery. The South Carolina court has not yet heard nor ruled on the Motion. Management believes that the lawsuit is without merit and intends to vigorously defend the action.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

NOTE F – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2005, a construction company, owned by the stepson of an officer of the Company was paid for renovation services on our corporate headquarters building amounting to $3,200 and $103,675, respectively. Also, the spouse of a Company officer performed logo design services for the same nine month period amounting to $3,525.

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

NOTE H – COMMON STOCK

During the quarter ended September 30, 2005, a total of 2,018,800 shares of common stock were issued for the exercise of warrants at an exercise price of $2.50 per share. Proceeds of $5,047,000 were realized from the exercise of the warrants which were due to expire on October 5, 2005.

During the quarter ended September 30, 2005 we issued 100,000 warrants having an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested and earned based upon future performance of the program, and may not be exercised until earned, therefore expense will not be recorded until the warrants are vested and earned.

NOTE I – SEGMENT REPORTING

SFAS 131, Disclosures about Segments of an Enterprise and Related information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Company manages and evaluates the operating results of the business in two primary segments, shipwreck exploration and themed attractions. Because of the expansion of our themed attractions, this is the first financial reporting period which includes segment information.

Shipwreck Exploration – This segment includes all operating activities for exploration and recovery of deep-water shipwrecks including the marketing, promotion and distribution of recovered artifacts, related replicas, merchandise and books through various retail and wholesale sales channels.

Themed Attractions – This segment is responsible for the development and operation of interactive attractions and exhibits which will entertain and educate multi-generational audiences, and present our unique shipwreck stories and artifacts.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies included in Note A. Management evaluates the operating results of each of its reportable segments based upon revenues and operating income (loss) before taxes. Corporate overhead supporting segments including legal, finance, human resources, information technology, real estate facilities, as well as stock based compensation is included within the shipwreck exploration segment and not allocated to themed attractions.

All revenues for the three and nine months ended September 30, 2005, were primarily derived from the shipwreck exploration segment. The Company celebrated the grand opening of its first themed attraction, Odyssey Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. The Jax Brewery building in which the attraction resides remains closed. We have been informed by the building manager that the building will remain closed while their loss consultants determine the extent of property damage and make necessary repairs due to the storm damage. There was no flooding in the immediate area. The Odyssey attraction sustained minimal damage and Odyssey was able to safely remove all irreplaceable artifacts and valuables including all coins and other high-value items from New Orleans. Odyssey carries $4.5 million of insurance coverage for the attraction including property and business income. The Company has reserved $91,000 representing the deductible portion of estimated damages to the property and equipment.

(amounts in thousands) Segment Information	Shipwreck Exploration	Themed Attractions
Three months ended September 30, 2005
Revenues from external customers	$967	$20
Intersegment revenues	$—	$—
Segment profit (loss)	$(4,367)	$(981)
Nine months ended September 30, 2005
Revenues from external customers	$8,142	$20
Intersegment revenues	$—	$—
Segment profit (loss)	$(5,621)	$(1,479)
Segment assets	$32,463	$4,909

NOTE J – SUBSEQUENT EVENTS

During the period from October 1 through October 5, 2005, a total of 1,458,700 warrants for the purchase of common stock at an exercise price of $2.50 per share were exercised. Proceeds of $3,646,750 were realized from the exercise of the warrants which were due to expire on October 5, 2005. All of the expiring warrants were exercised.

On October 5, 2005 we entered into a renewal of a Charter Party Agreement in which we have exclusive use of the vessel we have utilized for our Atlas project for a twelve month period beginning October 1, 2005. Our commitment under the agreement is for a minimum of 450,000 pounds sterling (approximately $800,000 U.S. dollars) to be paid in equal monthly installments.

On November 1, 2005, we forfeited $50,000 by exercising our termination right for leased property relating to our second themed attraction facility. While negotiations may continue on this property, the company has $267,000 additional investment at risk if we decide not to pursue this location.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our report on Form 10-KSB, as amended for the transition period ended December 31, 2004.

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

Overview

We are in the business of shipwreck exploration, archeological excavation, entertainment, education and marketing. The Company manages and evaluates the operating results of the business in two primary segments: shipwreck exploration and themed attractions.

Shipwreck Exploration – This segment includes all operating activities for exploration and recovery of deep-water shipwrecks including the marketing, promotion and distribution of recovered artifacts, related replicas, merchandise and books through various retail and wholesale sales channels. The departments included within this group include our marine operations, archaeology and research, marketing and sales and administration.

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

Our marketing and sales department includes our support functions for the promotion and distribution of our products through both retail and wholesale channels. Our direct retail sales effort provides an alternative distribution channel for our shipwreck products. In addition to obtaining retail pricing through direct channels, the marketing team is building a client base of customers interested in shipwreck collectibles. We continue to sell mostly graded gold coins through wholesale channels consisting of selected independent coin dealers.

Our administrative department oversees all aspects of our business management and reporting including compliance. They are also responsible for our public and investor relations, finance and accounting, information technology, legal and human resources.

Themed Attractions– Our themed attractions group is responsible for interactive attractions and exhibits that will entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits showcase our proprietary technology and the excitement of deep ocean archeological shipwreck search and recovery. On June 8,

2005, we announced that a newly formed subsidiary, Odyssey Marine Entertainment, Inc., would open an interactive shipwreck and treasure attraction in the French Quarter of New Orleans, Louisiana. Located in the Jax Brewery, Odyssey’s Shipwreck & Treasure Adventure is expected to appeal to the public fascination with shipwrecks and sunken treasure. The attraction will tell the stories behind some of the world’s most famous shipwrecks, their treasure and historical artifacts, and will allow visitors to experience the adventure and excitement of deep-ocean shipwreck exploration through multiple hands-on exhibits.

We held the grand opening of our first themed attraction, Odyssey Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. The Jax Brewery building in which the attraction resides remains closed. We have been informed by the building manager that the building will remain closed while their loss consultants determine the extent of property damage and make necessary repairs due to the storm damage. There was no flooding in the immediate area. The Odyssey attraction sustained minimal damage and we were able to safely remove all irreplaceable artifacts and valuables including all coins and other high-value items. Odyssey carries $4.5 million of insurance coverage for the attraction including property and business income. The Company has reserved $91,000 representing the deductible portion of estimated damages to the property and equipment. We are currently evaluating our business alternatives for our New Orleans attraction. We also have a second attraction in development with plans to roll out in 2006.

Operational Update

The Company announced that 2005 operations on the “Atlas” search project will be suspended through the winter months due to inclement weather while the Odyssey Explorer is deployed to the Western Mediterranean to begin operations on HMS Sussex. The “Atlas” project is believed to be the most extensive shipwreck search operation ever launched and is utilizing the Odyssey Explorer deploying the Remotely Operated Vehicle (ROV) ZEUS for target inspection and artifact recovery, and a second search ship using a new, advanced side-scan system to search the ocean bottom. A minimum of five high-value shipwrecks are believed to be in this search area.

The 2005 search operations, which were initially announced May 4th, have resulted in the mapping of over 4,600 square miles of the search area. Results include the discovery of 2,421 anomalies on the sea floor using an advanced high-resolution side-scan sonar system. After post-processing data, over 1,100 of those anomalies were selected for possible further examination. Of those, 577 sites have been inspected and at least 180 are believed to be manmade or shipwreck sites.

Of the shipwrecks inspected by ZEUS, several exhibit key characteristics of some of the target shipwrecks being sought as part of the “Atlas” search project. Odyssey is currently analyzing high-definition video, digital photos and collected artifacts to determine the potential identity, cultural significance, and economic value of the inspected sites. Odyssey intends to complete the search of the “Atlas” area in 2006 when the weather window re-opens. (For reasons of security and strategic confidentiality, the Company does not disclose the location of the “Atlas” project area.)

The Odyssey Explorer, Odyssey’s 251-foot deep ocean archaeological platform is currently being mobilized to resume operations on the shipwreck believed to be HMS Sussex. While en route to the Western Mediterranean, the Odyssey Explorer may spend several additional days inspecting targets discovered during the “Atlas” search, weather conditions permitting. Sussex operations are expected to commence shortly after the Odyssey Explorer reaches the Western Mediterranean.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended September 30, 2005 compared to three months ended November 30, 2004

During the last year we changed our fiscal year to a calendar year which means that our quarter to quarter comparison will be for the periods of July 1 – September 30, 2005 compared to September 1 – November 30, 2004. We have chosen not to recast the prior period because of implementation of a new accounting system in 2005 and limited available resources. Also, we believe this period to period comparison is reasonable since our current business plan is not subject to seasonality or other major factors affecting the comparison of information. The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000.

	(Unaudited)
			Incr/(Decr)
	2005	2004	$ Var	% Var
Revenue	$1.0	$6.3	$(5.3)	(84)%

Cost of sales	.2	.3	(.1)	(34)%
Marketing, general & administrative	2.3	1.4	.9	69%
Operations & research	3.8	.7	3.1	441%

Total cost and expenses	$6.3	$2.4	$3.9	167%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2005 and 2004 were $1.0 million and $6.3 million, respectively. In 2005 sales were made through independent coin dealers at wholesale prices as well as through our direct retail sales. In 2004 sales were made only through independent coin dealers. Revenues were significantly lower in 2005 versus 2004 due to a number of factors.

We continue to sell numismatic coins to independent coin dealers. During the third quarter 2005 we experienced a decrease in numismatic gold coin revenue, relative to 2004, due to a lower availability of our highest value gold coins and a desire to maximize total revenue from coin inventory. We are continuing to develop additional indirect sales channels to supplement our coin dealer network for our non-graded gold, shipwreck effect silver coins and for other merchandise. While significant revenue has not yet been realized from these new indirect sales channels, we are building additional distribution for Odyssey shipwreck products, which should begin producing revenue by early 2006.

We continued to develop retail distribution of coins in our direct retail sales channels where our gross margins are much higher. However, during the third quarter 2005, sales were lower than expected as we planned to obtain retail leads from our New Orleans attraction to supplement our direct response advertising. Hurricane Katrina closed down the attraction, thereby preventing any access to retail leads that were to have been furnished to our direct sales operation.

We are continuing to build a client base in our direct sales department and we believe sales volumes will increase as we continue to expand our book sales, direct response print, television and radio marketing efforts, as well as access to leads generated by our attraction and other activities.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2005 and 2004 was 19% and 5%, respectively. The lower cost of sales percentage in 2004 is attributable to a high sales mix of gold coins.

The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, revenue per artifact sold and the cost of merchandise and books. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly higher unit sales prices for gold than silver coins and other merchandise.

Marketing, general and administrative expenses were $2.3 million in 2005 as compared to $1.4 million in 2004. We continued expansion of our corporate support functions due to execution of our business plan primarily associated with continued development of our search and recovery projects and expansion of our marketing and sales function. Of the $.9 million increase, $.5 million resulted from expansion of our marketing and sales function primarily associated with development of our direct sales effort. Additionally, $.2 million related to our themed attractions group and $.2 million was attributable to general and administration expenses, information technology, professional and audit services primarily related to the implementation of Sarbanes-Oxley.

Operations and research expenses were $3.8 million in 2005, compared to $.7 million in 2004. Of the $3.1 million increase, $1.6 million was due to vessel recovery costs not being capitalized during 2005, $.8 million was due to start up operations in our themed attractions group, and $.7 million was attributable to vessel operations which included additional costs for chartering a vessel to conduct search operations for the Atlas project.

Nine months ended September 30, 2005 compared to nine months ended November 30, 2004

During the last year we changed our fiscal year to a calendar year which means that our year-to-date comparison will be for the periods of January 1 – September 30, 2005 compared to March 1 – November 30, 2004. We have chosen not to recast the prior period because of implementation of a new accounting system in 2005 and limited available resources. Also, we believe this period to period comparison is reasonable since our current business plan is not subject to seasonality or other major factors affecting the comparison of information. The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000.

	(Unaudited)
			Incr/(Decr)
	2005	2004	$ Var	% Var
Revenue	$8.2	$15.9	$(7.7)	(49)%

Cost of sales	.8	1.8	(1.0)	(58)%
Marketing, general & administrative	6.5	3.6	2.9	81%
Operations & research	7.9	1.7	6.2	370%

Total cost and expenses	$15.2	$7.1	$8.1	114%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2005 and 2004 were $8.2 million and $15.9 million, respectively. In 2005 sales were made through independent coin dealers at wholesale prices as well as through our direct retail sales telemarketing area. In 2004 sales were made only through independent coin dealers. Revenues were significantly lower in 2005 versus 2004 due to a number of factors.

We continue to sell numismatic coins to independent coin dealers. During the third quarter 2005 we experienced a decrease in numismatic gold coin revenue, relative to 2004, due to a lower availability of our highest value gold coins and a desire to maximize total revenue from coin inventory. We are continuing to develop additional indirect sales channels to supplement our coin dealer network for our non-graded gold, shipwreck effect silver coins and for other merchandise. While significant revenue has not yet been realized from these new indirect sales channels, we are building additional distribution for Odyssey shipwreck products, which should begin producing revenue by early 2006.

We continued to develop retail distribution of coins in our direct retail sales channels where our gross margins are much higher. However, during the third quarter 2005, sales were lower than expected as we planned to obtain retail leads from our New Orleans attraction to supplement our direct response advertising. Hurricane Katrina closed down the attraction, thereby preventing any access to retail leads that were to have been furnished to our direct sales operation.

We are continuing to build a client base in our direct sales department and we believe sales volumes will increase as we continue to expand our book sales, direct response print, television and radio marketing efforts, as well as access to leads generated by our attraction and other activities.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2005 and 2004 was 9% and 11%, respectively.

The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, revenue per artifact sold and the cost of merchandise and books. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly higher unit sales prices for gold than silver coins and other merchandise.

Marketing, general and administrative expenses were $6.5 million in 2005 as compared to $3.6 million in 2004. We continued expansion of our corporate support functions due to execution of our business plan primarily associated with continued development of our search and recovery projects, expansion of our marketing and sales function, and expansion of our corporate support functions. Of the $2.9 million increase, $1.5 million resulted from expansion of our marketing and sales function primarily associated with development of a direct sales effort and $.5 million related to our themed attractions segment. Additionally, $1.0 million was attributable to general and administration expenses, information technology, professional and audit services primarily related to the implementation of Sarbanes-Oxley, corporate expenses and publishing.

Operations and research expenses were $7.9 million in 2005, compared to $1.7 million in 2004. Of the $6.2 million increase in 2005, $3.9 million was because vessel recovery costs were not capitalized since February 2005 since our recovery vessel left the SS Republic site in mid-February. Vessel recovery costs of $4.5 million were capitalized in 2004 versus $.6 million in 2005. Additionally, $1.2 million was attributable to vessel operations which included additional costs for chartering a vessel to conduct search operations for the Atlas project; $.3 million related to our research and conservation efforts; and $.9 million was attributable to start up operations of our themed attractions group, primarily do to the opening of our Odyssey Shipwreck & Treasure Adventure in New Orleans.

Liquidity and Capital Resources

General

At September 30, 2005, we had cash and cash equivalents of $4.4 million, an increase of $1.4 million from the December 31, 2004 balance of $3.0 million. Working capital and the ratio of current assets to current liabilities were $6.3 million and 3.2 to 1, respectively at September 30, 2005, compared with $8.4 million and 4.0 to 1, respectively, at December 31, 2004.

During March 2005, we received approximately $6.4 million from the sale of 2.7 million shares of common stock which was raised as part of a private placement.

During April 2005 we entered into a $6 million revolving credit facility with the Mercantile Bank. The credit facility replaced the Company’s prior credit facility with The Bank of Tampa. The line of credit is secured by $4 million of numismatic quality gold and 10,000 silver coins recovered by the Company from the SS Republic shipwreck and other assets. The Company intends to use the line of credit as a means to fund ongoing operations and equipment acquisitions as the need arises.

During the quarter ended September 30, 2005, over $5 million was received from the exercise of 2,018,800 outstanding warrants which had an expiration date of October 5, 2005. The warrants were primarily issued as part of previous private placements and all were exercisable at a price of $2.50 per share. The remaining outstanding warrants, which were to expire on October 5, 2005, were exercised during the first week of October, prior to the warrant expiration, for an additional $3.6 million.

The net proceeds from the private placement offering and warrant exercise is being used to acquire additional equipment and technology to expand our search and recovery capabilities, to fund search and recovery operations, to fund themed attractions development and for general business purposes.

We held the grand opening of our first themed attraction, Odyssey Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. We are currently evaluating our business alternatives for our New Orleans attraction. We also have a second attraction in development with plans for roll out in 2006. We anticipate the funding for the completion of the second exhibit will come from bank financing, through revenue generated from the sale of recovered cargoes or through existing working capital.

Source and Use of Funds

Net cash used in operating activities in the nine months 2005 was $6.1 million. Cash used in operating activities for the nine months of 2005 primarily reflected an operating loss of $4.2 million, and an increase in the net deferred tax asset of $3.4 million offset by a decrease in accounts receivable of $1.5 million. The net cash provided in operating activities for the nine months of 2004 primarily reflected positive operating results and deferred income taxes offset by an increase in inventory and accounts receivable.

Cash flows used in investing activities were $5.4 million and $3.6 million for the nine months periods in 2005 and 2004, respectively. Cash used in investing activities for the nine months of 2005 primarily reflected $3.8 million for capital expenditures for our new themed attraction exhibits including our New Orleans attraction, $1.4 million used for the capital expenditures for property and equipment and $.2 million for building improvements. Cash used in investing activities for the nine months of 2004 primarily reflected the cash purchase of our office building and improvements, property and equipment and capital expenditures related to attraction development.

Cash flows provided by financing activities were $13.0 million and $3.1 million for the nine months of 2005 and 2004, respectively. In the nine months of 2005, the cash provided by financing activities included $13.5 million for the issuance of common stock of which $5.1 was due to outstanding warrants and $6.4 million due to common shares issued in the private placement, offset by $.4 million in brokerage commissions and fees on the private offering and $.1 million mortgage repayment. Cash provided by financing activities in the nine months of 2004 included the net proceeds from the sale of marketable securities of $2.0 million and $1.0 million from the proceeds of sale of common stock.

Based upon past performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations, bank credit facility, and recent equity private placement and warrant exercises will satisfy our working capital needs, capital expenditures, investment requirements, and other liquidity requirements associated with our existing operations through at least year end.

Off Balance Sheet Requirements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Recently Issued Accounting Standards Not Currently Effective

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment (“FAS No. 123”). FAS No.123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. FAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS No. 123(R), Odyssey, beginning in the first quarter of 2006, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

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

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiff’s allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The parties are engaging in discovery. The South Carolina court has not yet heard nor ruled on the Motion.

Management believes that the lawsuit is without merit and intends to vigorously defend the action.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2005, that have not been reported in a Current Report on Form 8-K, except as follows:

During the three months ended September 30, 2005, we issued 2,018,800 shares of our common stock to 27 investors who exercised warrants. The Company received a total of $5,047,000 in cash from these investors. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers of these securities are accredited investors who made an informed investment decision and had access to material information regarding the Company. The certificates representing the common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to our transfer agent in accordance therewith. The shares of common stock issued in the warrant exercises have been registered in a Form S-3 registration statement under the Securities Act of 1933 for resale by the holders of the shares.

During the three months ended September 30, 2005 we issued non-transferable warrants to purchase 100,000 shares of common stock at an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested based upon future performance of the program, and may not be exercised until earned. Once vested, the warrants will be exercisable for a period of two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The vendor is a sophisticated investor who made an informed investment decision and had access to material information regarding the Company.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 9, 2005	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer