Form 10-K
period 2005-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2006-03-14
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 W. Laurel Street, Tampa, Florida 33607

(Address of principal executive offices)

(813) 876-1776

(Registrant’s telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 1, 2006, the Registrant had 46,062,678 shares of Common Stock, $.0001 Par Value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $123,164,746.

As used in this Annual Report on Form 10-K, “we,” “us,” “our company” and “Odyssey” means Odyssey Marine Exploration, Inc. and our subsidiaries, unless the context indicates otherwise. Previously, Odyssey’s fiscal year was a twelve-month period ending on the last day of February. As a result of a change in our fiscal year, Odyssey’s 2004 transition period consisted of the ten-month period ended December 31, 2004, and in 2003 and 2005 Odyssey’s fiscal year included twelve-month periods. For 2003, the twelve-month period ended February 29, 2004, and for 2005, the twelve month period ended December 31, 2005.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this report and in our “RISK FACTORS” in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

ITEM 1. BUSINESS

Overview

Odyssey Marine Exploration, Inc. is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. We employ advanced state-of-the-art technology, including side scan sonar, remotely operated vehicles, or ROVs, and other advanced technology, that enables us to locate and recover shipwrecks at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep ocean search and recovery. Odyssey is a Nevada corporation formed on March 5, 1986.

Our vision is to become the world leader in deep-ocean shipwreck exploration, archeological excavation, education, entertainment, and marketing of shipwreck cargoes and related merchandise.

Business Segments

The Company manages and evaluates the operating results of the business in two primary segments: shipwreck exploration and themed attractions.

Shipwreck Exploration – This segment includes all operating activities for exploration and recovery of deep-ocean shipwrecks including the marketing, promotion and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments included within this group include our marine operations, archaeology, conservation and research, marketing, sales and corporate administration.

Marine operations is tasked with the discovery and recovery of deep-ocean shipwrecks utilizing state-of-the-art technology, including side scan sonar, remotely operated vehicles (ROVs), and other advanced technology. They oversee ships, offshore technology, and ship and technical crews. The marine operations team has also developed proprietary procedures, software and equipment to improve the quality and speed of deep-ocean shipwreck operations.

Our archaeology, conservation and research department supports marine operations by providing target information as well as conducting historical research on artifacts recovered from shipwrecks. After recovered items are returned to shore, our conservation department stabilizes the artifacts and ultimately brings them to their final state of conservation. This department also provides the curation of company-owned artifacts.

Our marketing and sales department includes support functions for the promotion and distribution of products through both retail and wholesale channels. Our direct retail sales efforts provide an alternative distribution channel for our shipwreck products. In addition to obtaining retail pricing through direct channels, the marketing team is building a client base of customers interested in shipwreck collectibles.

Our shipwreck exploration segment continues to rely significantly on the recovered shipwreck cargoes as a primary source of raw materials. The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks. If we are not successful in the exploration and recovery of shipwrecks, we may not have sufficient raw materials to sell (see Item 1A. Risk Factors).

Our corporate administrative department oversees all aspects of business management and reporting including compliance. The department is also responsible for public and investor relations, finance and accounting, information technology, legal and human resources.

Themed Attractions – Our themed attractions group is responsible for interactive attractions and exhibits that entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits showcase our proprietary technologies and the excitement of deep-ocean archeological shipwreck search and recovery. On June 8, 2005, we announced that a newly formed subsidiary, Odyssey Marine Entertainment, Inc., would open an interactive shipwreck and treasure attraction in the French Quarter of New Orleans, Louisiana. Located in the Jax Brewery, Odyssey’s Shipwreck & Treasure Adventure appeals to the universal fascination with shipwrecks and sunken treasure. The attraction tells the stories behind some of the world’s most famous shipwrecks, their treasure and historical artifacts, and allows visitors to experience the adventure and excitement of deep-ocean shipwreck exploration through multiple hands-on interactive exhibits.

We held the grand opening of our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. The Jax Brewery building in which the attraction resides remained closed until February 2006. The Odyssey attraction sustained minimal damage and we were able to safely remove all irreplaceable artifacts and valuables including coins and other high-value items. Odyssey carries $4.5 million of insurance coverage for the attraction including property and business income. A preliminary insurance claim was filed in January 2006, however, we presently cannot estimate the amount of insurance proceeds we may receive. On February 15, 2006, we re-opened Odyssey’s Shipwreck & Treasure Adventure in New Orleans. Unlike the rest of the city, the French Quarter escaped mostly intact and tourists are returning to the area. We are currently evaluating our business alternatives for our second attraction currently in development.

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Twelve months ended December 31, 2005
Revenues from external customers	$9,983	$54	$10,037
Income (loss) before income taxes	$(9,499)	$(2,139)	$(11,638)
Segment assets	$25,349	$4,841	$30,190

Note: The themed attractions segment began in 2005. Financial information for our shipwreck exploration segment for the years 2003 and 2004 can be found in the consolidated financial statements included in Item 15. of this annual report.

Project Criteria

Since 1994, we have spent much of our time and resources conducting research in an attempt to identify shipwreck projects that meet the following criteria:

•	The shipwreck must be in deep water, thereby minimizing the possibility that it has been broken up and covered by shifting sands or the target of previous recovery efforts.

•	The research must indicate that the shipwreck was carrying enough intrinsically valuable cargo to pay for the high cost associated with deep-ocean archaeological recovery, and to provide an attractive return for our investors and stockholders.

•	The research must provide good navigational information concerning the sinking location in order to minimize the search area and provide a reasonable expectation that the wreck can be found.

•	The issues relating to ownership of the shipwreck and its cargo must be resolved or reasonably predictable prior to beginning any recovery in order to minimize the potential for litigation.

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

We have learned how to apply these technologies specifically to locate shipwrecks and to conduct precise archaeological recoveries at depths of 100 to 2,000 meters and beyond. Although we tend to use “off the shelf” technology because it is cost effective, we do have several proprietary software and equipment applications that maximize the effectiveness of our search and recovery systems. Software that precisely documents the archaeological excavation and advanced sediment removal and filtration systems are two examples of our technological innovations.

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

In 2003, we purchased the 113-foot search and survey vessel RV Odyssey and equipped it with sophisticated search and identification equipment. That ship and search team successfully concluded the SS Republic search operation with discovery of the shipwreck in August 2003. Prior to 2005, the RV Odyssey was our primary search vessel for coastal projects. This vessel operates with a minimum ship’s crew of five and a technical crew of two to four.

During 2003, we purchased a 251-foot dynamically-positioned ship named Odyssey Explorer and a 2,500 meter 200-HP work-class ROV that we nicknamed ZEUS. Coupled with a sophisticated suite of cameras, lighting and positioning equipment, as well as advanced computer monitoring and proprietary data management systems, ZEUS provides us the ability to perform extensive archaeological excavation work to depths of 2,500 meters.

The Odyssey Explorer and Zeus were mobilized in Baltimore and deployed to the SS Republic site in October 2003, where they conducted the archaeological excavation of the SS Republic shipwreck site and recovered over 51,000 gold and silver coins and approximately 14,000 other artifacts prior to being relocated to the western Mediterranean in February 2005.

We have also purchased new manipulators and integrated them with Zeus to provide the capability for recording the X, Y and Z position of each artifact as it is recovered. This resulted in a more efficient and accurate site excavation. We have also integrated a new high-definition, or HD, camera system that has added HD filmmaking to our intellectual property and media capabilities.

Substantial additions to our computer control, navigation and guidance systems have also been integrated that significantly improve our capability for conducting pre-disturbance surveys and creating photomosaics. We have also added a new flotation pack that significantly increases the payload capabilities of ZEUS, enabling us to operate multiple tooling packages simultaneously.

During early 2005, we acquired a new side-scan sonar system which we believe will allow us to map the seafloor twice as fast as previous searches. Also, we entered into a charter agreement for a search vessel which we used during 2005 search operations and expect to use for continued search in our “Atlas” project area.

Active Operational Projects

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

SS Republic Project

The SS Republic was a side-wheel steamer lost in deep water in 1865 after battling a hurricane for several days. The ship, en-route from New York to New Orleans, was reportedly carrying $400,000 in specie (1865 face value) when it sank. The ship’s history includes service in both the Confederate and Union navies during the American Civil War.

We discovered the shipwreck in the summer of 2003 nearly 1,700 feet below the surface of the Atlantic Ocean approximately 100 miles off the Georgia coast. In March 2004, Odyssey was awarded title and ownership to the SS Republic shipwreck and cargo, including the hull, artifacts and the specie on board when she sank.

Odyssey completed the pre-disturbance survey work on the SS Republic shipwreck site in October 2003. Over 4,600 digital still photographs were taken over the course of 23 dives. The detailed photomosaic produced a high-resolution image of the shipwreck site and debris field. This served as a map to help the Odyssey team determine excavation priorities and can be used in later study and documentation of the SS Republic. Shortly after commencement of archaeological excavation of the site, a substantial number of gold and silver coins were revealed using Odyssey’s Sediment Removal and Filtration, or SeRF, system.

In late 2003, when it appeared that all the coins might have been located in one small area, we anticipated recovering them all within 60 days. We recovered significantly more coins than were expected because many of them were smaller denomination silver half dollar coins. The coin recovery was efficient, allowing for recovery of up to 2,000 coins or more per day, even though they were picked up one at a time. The necessity of excavating the entire shipwreck site in an attempt to locate the balance of the coins, which our research suggests should still be there, required a significantly longer timeframe for the site excavation.

The archaeological excavation and recovery was completed in February 2005. During the SS Republic excavation, more than 51,000 gold and silver coins and approximately 14,000 artifacts were recovered. Our ROV ZEUS completed 262 dives to the shipwreck site and debris field, logging almost 3,500 hours of bottom time. The coins recovered to date represent approximately 25 percent of the “$400,000 in specie” (1865 face value) that historical research indicates was on board the Republic when she sank. We have been declared the owners of the wreck and there is a federal injunction in place preventing others from disturbing the site.

Coins recovered from the SS Republic have been divided into two categories. The first category, our “numismatic collection,” consists of coins that are indistinguishable from coins that have never been underwater. These have been priced to correlate with their numismatic value. The second category includes ungraded shipwreck coins (“shipwreck effect”) that have been conserved and encased in a certified tamper-resistant holder by Numismatic Conservation Services, or NCS, and Numismatic Guaranty Corporation, or NGC.

There are no Revenue Participation Certificates or revenue sharing arrangements related to the SS Republic recovery.

Western Mediterranean Project

In April 2005, the Odyssey Explorer performed survey and archaeological work in the western Mediterranean. We located 23 shipwreck sites, produced 14 pre-disturbance photomosaics, and completed preliminary excavations on seven sites. The archaeological work resulted in the recovery of approximately 400 artifacts plus a substantial number of trading beads currently undergoing conservation and study by Odyssey’s research department.

Atlas Search Project

On May 4, 2005, we announced that search operations had begun on our 2005 shipwreck search program, code-named the “Atlas” project, with our chartered side-scan survey vessel. The “Atlas” project is the result of an extensive target development program and consists of a minimum of five target shipwrecks. It is believed to be the most extensive shipwreck search operation ever launched. Utilizing our new, advanced side-scan system allowed us to map the seafloor twice as fast as previous searches we have conducted.

The Odyssey Explorer joined the Company’s chartered side-scan survey vessel in the “Atlas” search area in June 2005 to inspect promising side-scan targets utilizing the Remotely Operated Vehicle (ROV) ZEUS. Using one ship for survey and a second ship with an ROV for inspections resulted in a more efficient search process.

The 2005 “Atlas” search operations resulted in the mapping of over 4,600 square miles of the search area. Results include the discovery of 2,421 anomalies on the sea floor using our advanced high-resolution side-scan sonar system. After post-processing data, over 1,100 of those anomalies were selected for possible further examination. Of those, 577 sites have been inspected and at least 180 are believed to be manmade or shipwreck sites. Of the shipwrecks inspected by ZEUS, several exhibit key characteristics of some of the target shipwrecks being sought as part of the “Atlas” search project, but to-date we have not positively identified any of our primary targets. We are currently analyzing high-definition video, digital photos and collected artifacts to determine the potential identity, cultural significance, and economic value of the inspected sites.

On November 7, 2005, we announced that operations on the “Atlas” search project would be suspended through the winter months due to inclement weather while the Odyssey Explorer was deployed to the western Mediterranean to begin operations on the Sussex project. We intend to complete the search of the “Atlas” area in 2006 when the weather window re-opens. For reasons of security and strategic confidentiality, we do not disclose the location of the “Atlas” project area.

HMS Sussex Project

The Sussex project is an expedition to locate and recover artifacts and cargo of a large colonial-period British warship, HMS Sussex, which was lost in a severe storm in 1694. Based on documentary research conducted by contract researchers and our in-house research team in libraries and historical archives in Great Britain, France and other countries, we believe that there is a high probability the ship was carrying a cargo of coins with a substantial numismatic value. Our analysis of the data was accumulated from a review of ship’s logs, court martial records, state papers, treasury books and various other letters and reports. We conducted offshore search operations on this project in 1998, 1999, 2000 and 2001. Based on the results of these search operations, we believe there is a high probability we have located the remains of HMS Sussex.

On September 27, 2002, we entered into an agreement with the Government of the United Kingdom of Great Britain and Northern Ireland, which we refer to as Her Majesty’s Government (HMG), which allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts from the shipwreck site. The agreement provided for us to submit a Project Plan to HMG concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. This Plan was submitted and was declared fit for purpose during 2004 with the exception of the staffing plan, which could not be completed until the actual start date was agreed upon and the availability of personnel could be determined. The staffing plan was approved during 2005 and we began exploration of the site during December 2005.

In December 2005, our 251’ deep-ocean archaeological platform, the Odyssey Explorer, returned to the western Mediterranean from the “Atlas” search area. The ship and crew conducted the initial phases of Odyssey’s Sussex project plan previously approved by HMG.

During January 2006, we announced we had completed archaeological and environmental survey operations believed to fulfill the requirements of Phase 1A, and a substantial portion of Phase 1B, which included gathering archaeological evidence to identify the site believed to be HMS Sussex. A report was submitted to HMG, which detailed the work completed by Odyssey to satisfy Phase 1A requirements of the Sussex project plan. The report was reviewed by the Ministry of Defence (MoD) and the Sussex Archaeological Executive committee. HMG has notified Odyssey that the work detailed in the report met or exceeded all requirements of Phase 1A of the Sussex Project plan and Odyssey is authorized to proceed to complete Phase 1B of the project. A public version of the project plan is available at www.shipwreck.net.

Odyssey’s archaeological team has also completed a report detailing results of Phase 1B accomplished during the month of January, which was submitted to HMG in early March 2006.

A subsequent nota verbal was communicated to us through the same diplomatic channels on January 26, 2006, requesting that we suspend operations until the Junta of Andalucia appoints an expert to observe operations on the site believed to be the Sussex. It was further declared that the Junta did not appoint an expert because the Junta believed that Odyssey was working without appropriate authorization and that the Project Plan presented by us did not comply with the applicable Andalucian legislation as requested by the Spanish Ministry of Foreign Affairs.

When operating in territorial waters of any country, we have always done so with the appropriate authorizations. In the case of the Sussex project, because of regional sensitivities over the issue of the territorial status of the waters, and in accordance with diplomatic requests, our agreements of cooperation were made without prejudice to any jurisdictional claims relative to the territorial status of waters. Thus, the assertion of any claim to those waters or the assertion of any rights based on such claims, is not consistent with the diplomatic discussions relative to the project.

We did, in fact, submit a Project Plan to the Spanish Government through diplomatic channels that was believed to comply with all applicable requirements. In good faith, we began operations on the Sussex after submission of the Project Plan and subsequent assurance by the Spanish Government through diplomatic channels that failure of the Junta to appoint an expert to join the operation would not be considered a failure of Odyssey to comply with the cooperative agreement pursuant to the nota verbal. In addition, assurances were provided to us through diplomatic channels during January 2006 that there would be no interference with operations relating to the Sussex.

The January 2006 nota verbal from Spain appears to be a contradiction of that position, and we trust that the inconsistency has resulted from ambiguity and possible miscommunications relative to jurisdictional issues.

During meetings held in Spain in February 2006 with the Spanish Government, the Junta de Andalucia and the Government of the United Kingdom, we agreed to resubmit an archaeological project plan pursuant to specific requirements requested by Spanish authorities to move the project forward. This plan, which would include collaboration with Spanish archaeologists, is currently being prepared and we expect to deliver it to the appropriate authorities in March 2006.

We understand the geographic and political sensitivities surrounding this project and are willing to go to great efforts to show our willingness to work in a cooperative fashion with all governments involved. Both Odyssey and HMG have been assured by the Andalucian and Spanish central government authorities that they will expeditiously examine the archaeological project when it is re-submitted in order to allow Odyssey to proceed with the operation in a collaborative manner.

As a Sovereign warship, the HMS Sussex remains the property of the Government of the United Kingdom which has not been contested by the Spanish government or other entities to our knowledge. As part of the partnering agreement signed between Odyssey and HMG in 2002, the following sharing arrangements have been agreed upon with respect to the aggregate amount of the appraised values and/or selling prices of the artifacts, net of agreed selling expenses:

Range	British Government	Odyssey
$0 - $45 million	20%	80%
$45 million to $500 million	50%	50%
Above $500 million	60%	40%

In addition to the percentages specified above, we will also pay the British Government 10% of any net income we derive from intellectual property rights associated with the project.

Also, we received the exclusive worldwide right to use the name “HMS Sussex” in connection with sales and marketing of merchandise (exclusive of artifacts) related to the shipwreck, and the British Government will receive 3 percent of the gross sales of such merchandise.

Our agreement with the British Government is for a period of 20 years, and can only be terminated if:

•	the shipwreck is not HMS Sussex;

•	we are in serious breach of our obligations under our agreement with the British Government.

The shipwreck that we believe is the HMS Sussex is located in the search area for a project that we have previously referred to in the past as our “Cambridge” project. We sold through private placements of Revenue Participation Certificates, or RPCs, the right to share in our future revenues derived from the Cambridge Project. As of April 30, 1999, when the offering was closed, we had sold $825,000 of the RPCs. As a group, the holders are entitled to 100 percent of the first $825,000 of gross revenue, 24.75 percent of gross revenue from $4 million to $35 million, and 12.375 percent of gross revenue above $35 million generated by the Cambridge Project. Additionally, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5 percent of the post-finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. The shipwreck we believe is the HMS Sussex is located within the specified search area, and we will be responsible to share future revenues, if any, from this shipwreck with the subcontractor. The subcontractor’s rights were foreclosed upon during 2002 and the purchaser was a limited liability company which was partially owned by two of our officers and directors. In order to remove any potential conflicts of interest, these two persons sold their interests in the limited liability company during 2005.

Other Projects

While working towards a resolution of issues relating to the Sussex project, the Odyssey Explorer has been deployed to other shipwreck sites in the Mediterranean as part of the our ongoing operational program to explore numerous other valuable shipwrecks throughout the world. Preliminary work has been conducted, including completion of photomosaics and surveys on two shipwreck sites. Our research indicates that one of the shipwrecks (code-named Bristol) contains a cargo of gold specie. We are currently analyzing the survey data from this preliminary work and preparing a recovery plan. It is anticipated that recovery on the Bristol project will be scheduled later in 2006 after the completion of other scheduled operations, including the Sussex and Atlas projects.

The Company’s other research vessel, the US flagged RV Odyssey, remains in Gibraltar to continue support of operations in that area.

Sales and Marketing

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, silver coins were wholesaled to coin dealers who sold them through telemarketing and television outlets. During May 2004, we began to sell gold coins through the same dealer network. These dealers provided an immediate outlet for our coins and enabled us to generate revenue during 2004. While the coins sold well, it became apparent we were missing out on the opportunity to offer them additional products, such as books, replicas and artifacts, whether through Odyssey directly or through strategic partnerships.

During the ten months ended December 31, 2004, our primary customers for the sale of gold and silver coins were 13 independent coin dealers. Of these customers, four were responsible for sales volumes constituting 64 percent of total sales. These four coin dealers were Spectrum Numismatic, Monaco Financial, Silver Towne LP, and Kevin Lipton Rare Coins. During the twelve months ended December 31, 2005, we continued to sell gold and silver coins through our independent coin dealers. However, the number of independent dealers dropped from thirteen in 2004 to six in 2005 of which two dealers represented 56 percent of total sales. These two dealers were Monaco Financial and Spectrum Numismatic. Our experience has shown that many of these independent dealers are primarily interested in the higher quality numismatic coin market. As our availability of these higher quality coins diminishes, we expect the number of independent dealers interested in our coins to be reduced.

There are no contractual arrangements with any of our customers for future sales and we cannot forecast the demand, if any, these customers will have for our coins, artifacts or merchandise. No commissions are paid to dealers; however, our marketing representative is paid a commission on sales to coin dealers.

In December 2004, we opened a direct sales department to test distribution of our products through retail sales channels where gross margins would typically be higher. Sales in 2005 were less than projected. However, we are continuing to build a database of customers which we anticipate will buy additional Odyssey products from various shipwrecks. We believe sales volumes will increase as we continue to build our client base for repeat sales, expand our book sales, access leads generated by our attraction and other activities and increase advertising expenditures in direct response print, television and radio. Based on 2005 results, we have also been investigating additional resources and strategic partnerships to service direct response inquiries and orders.

We continue to develop additional indirect sales channels to supplement our coin dealer network for non-graded gold, shipwreck-effect silver coins and for other merchandise. While significant revenue has not yet been realized from these new indirect sales channels, we are building additional distribution channels for Odyssey shipwreck products, which should begin producing revenue in 2006.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks (see Item 1A. Risk Factors). We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold and 47,000 silver halves) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2005, we have approximately 1,200 $10 and $20 gold coins and 39,000 silver halves remaining.

Archaeology and Science

Many of the shipwrecks we intend to pursue may have important historical and cultural characteristics. Every such project undertaken will be subject to stringent archaeological standards, thus adding to the body of knowledge of the people, the history and culture of the vessel’s time. We believe adherence to these principles will increase the economic value of the artifacts and intellectual property rights of each project as well as enhance the level of cooperation we receive from governments, archaeological and other interests.

In addition, many deep-ocean recovery expeditions will lend themselves to interdisciplinary scientific studies including oceanography, marine biology, environmental research, bioengineering and other fields.

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

These factors are taken into account in determining whether to proceed with a project as planned. Other factors, such as the UNESCO Convention for the Protection of Underwater Cultural Heritage are also taken into consideration. New political initiatives such as this Convention could restrict access to historical shipwrecks throughout the world to the extent they might require compliance with cultural resource management guidelines and regulations. Some of these will require adherence to strict archaeological practices and we intend to follow reasonable guidelines in all projects to which they are applicable. Greg Stemm, Odyssey’s co-founder, was a member of the United States delegation that negotiated the UNESCO Convention, and as such provides us with a thorough understanding of the underlying principles and ramifications of the Convention, and advance notice of other cultural resource management issues that might affect our projects.

The UNESCO Convention is not expected to impact operations in international waters, and the United States, the United Kingdom and other major maritime governments have already stated explicitly that they do not intend to sign the Convention. Nevertheless, some countries in whose waters we may work may sign the Convention. While the UNESCO Convention states that artifacts may not be sold, it also states that this prohibition may not prevent the provision of archaeological services, and we intend to provide such services in contracts with governments. We believe the primary value of the cargoes we seek are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and such should not be subject to the rule prohibiting sale.

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

Competition

There are a number of companies who publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archeological shipwreck exploration company. These entities include, but are not limited to, Subsea Resources Ltd. (a UK Company), Sovereign Exploration Associates International Inc. and Admirality Holding Company. Management currently believes only Subsea has the capital and managerial resources to compete directly with Odyssey in deep-ocean projects. It is possible that some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially impact our operating plan or alter our current business strategy.

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

Employees

As of December 31, 2005, we have 74 full-time employees working from our corporate offices in Tampa, Florida and Odyssey’s Shipwreck & Treasure Adventure in New Orleans, Louisiana. Additionally, we employ approximately 20 crewmen who operate the vessels RV Odyssey and Odyssey Explorer. We also hire technical personnel as needed for marine survey and recovery on the RV Odyssey, the Odyssey Explorer and our chartered search vessel. Depending upon the particular operations they are conducting, the RV Odyssey and our chartered search vessel will utilize two to four technicians, and the Odyssey Explorer will use from 14 to 20. In addition, we hire subcontractors and consultants from time to time to perform specific services.

Internet Access

Odyssey’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Odyssey’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.shipwreck.net (SEC Filings Link).

ITEM 1A. RISK FACTORS

One should carefully consider the following factors, in addition to the other information in this Annual Report on Form 10-K, in evaluating our company and our business. Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and should be carefully considered in evaluating Odyssey or any investment decision relating to our securities. This section does not describe all risks applicable to Odyssey, its industry or its business. It is intended only as a summary of the principal risks.

Our business involves a high degree of risk.

An investment in Odyssey is extremely speculative and of exceptionally high risk. Although we have access to a substantial amount of research and data which has been compiled regarding various projects, the quality and reliability of such research and data is uncertain. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the cost of recovery exceeds the value of the objects recovered or that others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing good title to them, there are no assurances as to the value that such objects will bring at their sale, as the market for such objects is uncertain.

The research and data we use may not be reliable.

The success of a shipwreck project is dependent to a substantial degree upon the research and data we have obtained. By its very nature, research and data regarding shipwrecks is imprecise, incomplete and unreliable. It is often composed of or affected by numerous assumptions, rumors, legends, historical and scientific inaccuracies and inaccurate interpretations which have become a part of such research and data over time.

Availability of raw materials may be limited.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks. If we are not successful in the exploration and recovery of shipwrecks, we would not have sufficient raw materials to sell.

Operations may be affected by natural hazards.

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct search and recovery operations only during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur and adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations or the ability to operate our themed attractions.

We may be unable to establish our rights to any objects we recover.

Persons and entities other than Odyssey and entities we are affiliated with (both private and governmental) may claim title to the shipwrecks. Even if we are successful in locating and recovering shipwrecks, we cannot assure we will be able to establish our right to property recovered against governmental entities, prior owners, or other attempted salvors claiming an interest therein. In such an event, we could spend a great deal of money and receive no revenue for our work.

The market for any objects we recover is uncertain.

Even if valuable items can be located and recovered, it is difficult to predict the price that might be realized for such items. The value of recovered items will fluctuate with the precious metals market, which has been highly volatile in past years. In addition, the entrance on the market of a large supply of similar items from shipwrecks located and recovered by others could depress the market.

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

Legal, political or civil issues could interfere with our recovery operations.

Legal, political or civil initiatives of countries and/or major maritime governments could restrict access to shipwrecks or interfere with our search and recovery operations.

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

It is possible we will not be successful in obtaining title, or permission to excavate certain wrecks. In addition, permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

Profitability of our themed attractions segment may be adversely affected by a number of factors.

As we continue to develop and open themed attractions, there are several factors which could negatively affect our profitability including site selection, attendance projections, and economic activity. While we perform extensive market research on potential site locations, our attendance projections for those locations may not materialize in sufficient numbers to assure profitability. Also, a decline in national and/or regional economic conditions could reduce attendance and spending at our themed attractions. In addition, our themed attractions will compete against other forms of entertainment available in the area, and attendance may be subject to seasonal variations.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets.

When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events, our costs may increase, and we may have significant charges associated with the write-down of assets.

We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management and other employees are difficult to replace. We currently do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. We may not be able to retain highly qualified employees in the future which could adversely affect our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

We maintain our offices at 5215 W. Laurel Street, Tampa, Florida 33607. We purchased the 23,500 square foot two story office building in 2004 for $3,058,770 to serve as our corporate and operations headquarters. We currently lease approximately 25 percent of the space to a tenant. In April 2005, we entered into a three-year lease for a one story 8,100 square foot commercial building in proximity to our corporate headquarters which is utilized by our conservation department. In June 2005, we entered into a Lease Agreement with Jackson Brewery Millhouse, LLC, New Orleans, Louisiana, for the space where the Company opened its first interactive shipwreck and treasure attraction. The space is located in the Jax Brewery in the French Quarter of New Orleans. The lease covers approximately 8,651 square feet, has a five year term and a monthly rent of $17,571. Among other provisions the lease grants Odyssey the right to terminate the lease after 18 months for any reason without penalty.

ITEM 3. LEGAL PROCEEDINGS

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiff’s allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The parties continue to engage in discovery. While the South Carolina court has not yet heard nor ruled on the Motion, we expect that a hearing will be held in April 2006 concerning our motion to dismiss the case based upon a lack of jurisdiction.

Management believes the lawsuit is without merit and intends to vigorously defend the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth biographical information as to the business experience of each Officer of the Company for at least the last five years.

John C. Morris (age 56) served as President and CEO of the Company from May 1994 until November 2005 when he resigned as President and CEO due to the effects of cancer treatment. He has served as Chairman of the Board of Directors of the Company since May 1994, and as Co-Chairman since February 24, 2006. Mr. Morris’ medical condition continues to improve and he maintains his position as Co-Chairman. In these capacities, Mr. Morris has been responsible for strategic planning, financing, and general execution of our business plan. He has overseen the first deep water archaeological recovery of a Spanish shipwreck from the 1622 fleet using a remotely operated vehicle and has been instrumental in the planning and execution of the company’s current search and recovery operations. Mr. Morris continues to work with the investment community and to provide oversight to the Company.

Gregory P. Stemm (age 48) has served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He has served as Co-Chairman since February 24, 2006. He is responsible for research and operations on all shipwreck projects. Greg has extensive experience in managing shipwreck exploration operations since entering the field in 1986, including deep ocean search and robotic archaeological excavation on a number of projects. A panelist at the 1998 Law of the Sea Institute, Stemm was appointed for four consecutive terms to the United States delegation to the United Nations Educational, Scientific and Cultural Organization (UNESCO) expert meeting to negotiate the “Draft Convention for the Protection of Underwater Cultural Heritage.” He was selected as a Fellow of the Explorers Club, and was the founder and past-president of the Professional Shipwreck Explorers Association (ProSEA). Stemm served as a founding director (1986-93) and international president (1992-93) of YEO (Young Entrepreneurs Organization) and was also a founding member of the World Entrepreneurs Organization, where he served on the International Board of Directors (1997-98).

Michael V. Barton (age 46) was appointed as CEO and President on November 9, 2005. He previously served as Odyssey’s Chief Financial Officer from May 2002 until May 2004. Since that time, he served as Managing Director of Intrust Advisors, LLC, and President of the Tampa Bay Estate Planning Council. From 1995 to May 2002 he was Vice President of the Wealth Management Group for First Union National Bank where he assisted high net worth clients with estate and business succession planning, investment strategies, and tax planning. Prior to that, Mr. Barton worked in the mutual fund industry as a Senior Compliance Officer and in public accounting. Mr. Barton received a B.S. in Business Administration and Master of Accountancy degrees from the University of South Florida.

George Becker Jr. (age 71), joined Odyssey as Chief Operating Officer during April 2002, and became Executive-V.P. in June 2004. He also serves as President of Odyssey Marine Entertainment, Inc. a wholly owned subsidiary which was founded in February 2005. From 1992 until April 2002, Mr. Becker was the President of George J. Becker Jr. & Associates, consultants to companies in the leisure, themed attraction and hospitality industries. Mr. Becker is a senior executive with thirty years experience in major leisure industry profit center development, management, marketing, staffing and operations. For twenty-two years, Mr. Becker was involved in the development and management of the Sea World marine life parks in the United States and served at various times in several positions including as the former Executive Vice President of Sea World Inc., Chairman and Chief Executive Officer, Sea World of Texas, President and Chief Executive Officer of Sea World of California and President and Chief Executive Officer of Sea World of Florida. In 1997 Mr. Becker became President of Entercitement LLC. He led the creative concept and design of a proposed theme park in Indianapolis, Indiana. Park development was stopped in 1998 due to a lack of financing and Mr. Becker resigned in 1999 from Entercitement. Mr. Becker has been recognized as a tourism leader for his work in several regions of the country. A skilled new business developer and team builder, Mr. Becker is known for creating viable management teams, achieving excellent productivity and harmony between employees of widely divergent skills and personalities. Becker has been active in a number of national, regional and state visitor organizations. He served as Executive Director of the Florida Tourism Commission. In 1983, he was President of the Florida Chamber of Commerce and in 1984 he chaired Governor Bob Graham’s Commission on Public Facility Financing.

Michael J. Holmes (age 56), joined Odyssey as Controller in March 2004, and became Chief Financial Officer in May 2004. Mr. Holmes has served in a variety of subsidiary financial management positions with Anheuser-Busch Companies, Inc. to include Vice President Finance, Sea World Orlando; Vice President Finance, Busch Gardens Tampa Bay; Corporate Controller, Metal Container Corp in St Louis; VP Finance & CFO Exploration Cruise Lines in Seattle, Washington; and Director Internal Audit Services for Anheuser-Busch in St Louis. Mike received his undergraduate degree from the University of Missouri and his MBA from Crummer Graduate School of Business at Rollins College in Orlando. Mike has also served as an adjunct professor of Accounting at the Rosen School of Hospitality Management, University of Central Florida in Orlando. Mike is very active in community leadership positions to include past board membership on the Orlando Regional Chamber of Commerce, Crummer Graduate School of Business Alumni Board, the ETC of Central Florida (International Drive Transportation Group) and Junior Achievement of Tampa Bay. He is a graduate of Leadership Tampa.

David A. Morris (age 55) has served as Secretary and Treasurer of the Company since August 1997. Mr. Morris graduated with a Bachelor of Science degree in Mechanical Engineering from Michigan State University in 1974. In his capacity with the Company Mr. Morris coordinates administrative business activities and participates in overall corporate planning.

Davis D. Howe (age 47) joined Odyssey Marine Exploration as Chief Operating Officer in July 2004. Mr. Howe has assisted several public companies transition from the developmental and early revenue generating stages to successful operational companies maximizing revenues and earnings. He has held senior management positions at several major public companies including Nextel Communications, Aerial Communications (merged with VoiceStream and Omnipoint) and Intermedia. Mr. Howe has been instrumental in developing strong organizational structure for companies requiring cross-departmental improvement.

Jay A. Nudi (age 42), has served as Principal Accounting Officer of the Company since January 3, 2006. Mr. Nudi has been with the Company since May 2005 as Corporate Controller and has over 15 years of accounting and management experience. Mr. Nudi is a certified public accountant. Prior to joining the Company, Mr. Nudi served as Controller for The Axis Group in Atlanta where he began in 2003. The Axis Group provides logistic solutions and services to the automotive industry. From 2001 to 2003, he served as a consultant to various companies on specific value added tasks. From 2000 to 2001, Mr. Nudi was Director of Financial Reporting for OneSource, Inc., a leading provider of facilities management. From 1997 to 2000, he served as Corporate Controller for Acsys, Inc., a national recruiting firm that was publicly-held until it was acquired in 2000. Mr. Nudi received a BS Degree in Accounting from Penn State University in 1985.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 19, 2003, our stock was listed on the American Stock Exchange and is traded under the symbol “OMR.” The following table sets forth the high and low sale prices for our securities during each quarter or interim reporting period for the periods set forth in the following schedule.

	Price
	High	Low
Quarter Ended
March 31, 2004	$5.20	$4.20
June 30, 2004	$6.80	$2.60
September 30, 2004	$3.21	$1.76
December 31, 2004	$3.10	$2.02

Quarter Ended
March 31, 2005	$3.96	$2.00
June 30, 2005	$5.38	$3.20
September 30, 2005	$5.64	$3.47
December 31, 2005	$4.32	$2.49

Approximate Number of Holder of Common Stock

The number of record holders of our $.0001 par value Common Stock at February 28, 2006 was 302. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

Dividends

Holders of the Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our Common or Preferred Stock and none are anticipated in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2005, we issued 1,458,700 shares of our common stock to 33 investors who exercised warrants. The Company received a total of $3,646,750 in cash from these investors. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers of these securities are accredited investors who made an informed investment decision and had access to material information regarding the Company. The certificates representing the common shares bear an appropriate legend restricting the transfer of such securities, and stop transfer instructions have been provided to our transfer agent in accordance therewith. The shares of common stock issued in the warrant exercises have been registered in a Form S-3 registration statement under the Securities Act of 1933 for resale by the holders of the shares.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data, which should be read in conjunction with the Company’s financial statements and the related notes to those statements included in “Item 8. Financial Statements and Supplementary Data” and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data has been derived from the Company’s audited financial statements.

The following table includes fiscal years 2001, 2002 and 2003, which represent twelve-month periods ended February, 2002, 2003 and 2004, respectively. The fiscal year ended 2004 was a ten month transition period which ended December 31, 2004. For 2005, the fiscal year was a twelve month period which ended December 31, 2005.

$ in thousands except per share amounts	2005	2004	2003	2002	2001
Results of Operations
Operating revenues	$10,037	$17,622	$74	$—	$10
Net income (loss)	(14,920)	5,229	567	(2,593)	(1,592)
Earnings per share – basic	(0.35)	0.14	0.02	(0.09)	(0.08)
Earnings per share – diluted	(0.35)	0.13	0.02	(0.09)	(0.08)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$30,190	$27,921	$17,894	$1,882	$1,388
Long term obligations	1,758	1,858	—	—	56
Shareholder’s equity	24,886	22,366	15,856	802	377

2003 net income includes $5,762,103 income tax benefit which resulted due to elimination of valuation allowance against the deferred tax asset

2005 net income includes $3,281,510 income tax expense which resulted due to recording a valuation allowance against the deferred tax asset. The effect of recording the valuation allowance increased the net loss by $7,791,859.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto. A description of our business is discussed in Item 1. of this report which contains an overview of our business as well as the status of our ongoing project operations.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000. For more detail refer to the Financial Statements and Supplemental Data in Item 8. The tables identify years 2005, 2004 and 2003. For 2005, the fiscal year included a twelve month period which ended December 31, 2005. Fiscal year 2004 included a ten month transition period which ended December 31, 2004. Fiscal year 2003 included a twelve-month period ended February 29, 2004.

2005 Compared to 2004

			2005 vs 2004
(dollars in millions)	2005	2004	$	%
Revenue	$10.0	$17.6	$(7.6)	(43)%

Cost of sales	1.1	1.9	(0.8)	(42)%
Operations & research	11.3	2.0	9.3	473%
Marketing, general, & administrative	9.3	5.0	4.2	84%

Total cost and expenses	$21.7	$8.9	$12.8	143%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for fiscal years 2005 and 2004 were $10.0 million and $17.6 million, respectively, representing sales volume of approximately 2,500 gold and silver coins in 2005 and approximately 9,000 gold and silver coins in 2004. In 2005 sales were made through independent coin dealers at wholesale prices as well as through our direct retail sales telemarketing area. In 2004, sales were made only through independent coin dealers. Revenues were significantly lower in 2005 versus 2004 due to a number of factors.

We continue to sell numismatic coins to independent coin dealers. During the latter half of 2005, we experienced a decrease in numismatic gold coin revenue, relative to 2004, due to a lower availability of our highest value gold coins, a desire to maximize total revenue from coin inventory, and sales to fewer independent coin dealers. The number of independent dealers dropped from thirteen in 2004 to six in 2005 of which two dealers represented 57 percent of our total sales. Our experience has shown that many of these independent dealers are primarily interested in the higher quality numismatic coin market. As our availability of these higher quality coins diminishes, we expect the number of independent dealers interested in our coins to be reduced. In addition, the sale of silver half dollars to our existing independent coin dealer wholesale channel was significantly reduced from 2004 levels, as their main interest has been in the numismatic gold coins. We are continuing to develop additional indirect sales channels to supplement our coin dealer network for our non-graded gold, shipwreck effect silver coins and for other merchandise. While significant revenue has not yet been realized from these new indirect sales channels, we are building additional distribution for Odyssey shipwreck products, which should begin producing revenue in 2006.

We continued to develop and plan to increase retail distribution of coins and other merchandise through direct sales channels. However, during our first year of direct sales in 2005, sales volumes were lower than originally expected. While we have been developing a strong client base with a promising percentage of repeat sales, it has taken longer than expected to generate the numbers of leads and customers necessary to reach our goals. We continue to investigate alternatives to expand and improve retail distribution of our products. We believe sales volumes will increase as we continue to build our client base for repeat sales expand our book sales, access leads generated by our attraction and other activities, and increase advertising expenditures for direct response print, television and radio marketing.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2005 and 2004 was 11 percent and 11 percent, respectively. The major factors that contribute to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, revenue per artifact sold and the cost of merchandise and books. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly higher unit sales prices for gold than silver coins and other merchandise.

Operations and research expenses were $11.3 million in 2005, compared to $2.0 million in 2004. Of the $9.3 million increase in 2005, $4.2 million was because vessel recovery costs were not capitalized since February 2005 when our recovery vessel left the SS Republic site. Vessel recovery costs of $4.8 million were capitalized in 2004 versus $0.6 million in 2005. Additionally, $3.3 million was attributable to vessel operations which included $1.8 million for chartering a vessel to conduct search operations for the Atlas project; $.5 million related to our research and conservation efforts; and $1.0 million was attributable to start up operations of our themed attractions segment, primarily due to the opening of our Odyssey Shipwreck & Treasure Adventure in New Orleans; and $0.3 million related to write-off of our investment in developing a second themed attraction location.

Marketing, general and administrative expenses were $9.3 million in 2005 as compared to $5.1 million in 2004. We continued expansion of our corporate support functions due to execution of our business plan primarily associated with continued development of our search and recovery projects, expansion of our marketing and sales function, and expansion of our corporate support functions. Of the $4.2 million increase, $2.3 million resulted from expansion of our marketing and sales function primarily associated with development of a direct sales effort, $0.6 million related to general and administrative expenses associated with start up of our themed attractions segment, and $1.3 million was attributable to other general and administration expenses, corporate communication, information technology, professional and audit services primarily related to the implementation of Sarbanes-Oxley.

Income Taxes

For fiscal year 2005, we recorded a provision for income taxes of $3.3 million compared to a provision for income taxes of $3.5 million for fiscal year 2004. Net operating loss carryforwards resulted in a $2.8 million net deferred tax asset as of December 31, 2004. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $7.8 million against the deferred tax assets as of December 31, 2005. The effect of this non-cash adjustment was to reduce the net deferred tax asset to $0 which resulted in a reduction of net income by $7.8 million. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks (such as the Sussex) and thus a valuation allowance has been recorded as of December 31, 2005. We anticipate that we will continue to incur net losses in 2006. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We were optimistic that our search and recovery efforts in 2005 would have been more successful than we have reported. However, we continue to be confident that we have several potential high-value shipwreck targets which could be recovered in 2006. Our current estimates do not include monetizing any assets for shipwrecks which may be recovered in 2006 or beyond. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(dollars in thousands)	2005	2004
Summary of Cash Flows:
Net cash provided (used) by operating activities	$(10,977)	$2,761
Net cash used by investing activities	(5,477)	(4,121)
Net cash provided by financing activities	16,687	3,059

Net increase in cash and cash equivalents	$233	$1,699

Beginning cash and cash equivalents	3,050	1,351

Ending cash and cash equivalents	$3,283	$3,050

Source and Use of Funds

At December 31, 2005, we had cash and cash equivalents of $3.3 million, an increase of $0.2 million from the December 31, 2004 balance of $3.1 million. Working capital and the ratio of current assets to current liabilities were $7.6 million and 3.9 to 1.0, respectively at December 31, 2005, compared with $8.4 million and 4.0 to 1.0, respectively, at December 31, 2004.

Net cash used in operating activities in 2005 was $11.0 million. Cash used in operating activities for 2005 primarily reflected an operating loss of $14.9 million, offset by deferred income taxes of $2.8 million, depreciation of $1.5 million, an increase in inventory and deposits and a decrease in accounts receivable. The net cash provided in operating activities for fiscal year 2004 primarily reflected positive operating results and deferred income taxes offset by an increase in inventory and accounts receivable.

Cash flows used in investing activities were $5.5 million and $4.1 million for fiscal years 2005 and 2004, respectively. Cash used in investing activities for 2005 primarily reflected $3.7 million for capital expenditures for our themed attractions segment including our New Orleans attraction, and $1.8 million used for the capital expenditures for property, equipment and improvements. Cash used in investing activities for fiscal year 2004 primarily reflected the cash purchase of our office building and improvements, property and equipment and capital expenditures related to attraction development.

Cash flows provided by financing activities were $16.7 million and $3.1 million for fiscal years 2005 and 2004, respectively. In 2005, the cash provided by financing activities included $16.8 million for the issuance of common stock which was primarily due to the exercise of outstanding warrants and common shares issued in our private placement, offset by $0.1 million mortgage repayment. Cash provided by financing activities of $3.1 million in fiscal year 2004 included the net proceeds from the sale of marketable securities of $2.0 million and $1.0 million from the proceeds of sale of common stock.

General Discussion

During March 2005, we received approximately $6.4 million from the sale of 2.7 million shares of common stock which was raised as part of a private placement net of commissions. The private placement consisted of 2,700,000 units which were sold to four accredited institutional investors at a price of $2.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $3.50 per share during the two year period following the closing of the offering.

On April 21, 2005 we entered into a $6.0 million revolving credit facility with the Mercantile Bank. The credit facility replaces our prior credit facility with The Bank of Tampa. The line of credit is secured by $4.0 million of numismatic quality gold and 10,000 silver coins recovered from the SS Republic shipwreck. We intend to use the line of credit as a means to fund ongoing operations and equipment acquisitions as the need arises. We are presently in negotiations to restructure the Mercantile Bank credit facility to reduce the line of credit from $6.0 million to $3.0 million which would allow the existing collateralized gold coins to be released for sale and replaced with additional collateral of 5,000 silver coins.

During the latter half of 2005, approximately $9.0 million was received from the exercise of outstanding warrants which had an expiration date of October 5, 2005. The warrants were primarily issued as part of previous private placements and all were exercisable at a price of $2.50 per share.

The net proceeds from the private placement offering and warrant exercise was used to acquire additional equipment and technology to expand our search and recovery capabilities, to fund search and recovery operations, to fund themed attractions development and for general business purposes.

We held the grand opening of our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. The Jax Brewery building in which the attraction resides remained closed until February 2006. On February 15, 2006, we re-opened Odyssey’s Shipwreck & Treasure Adventure in New Orleans. Unlike the rest of the city, the French Quarter escaped mostly intact and tourists are returning to the area. We are evaluating our business alternatives for a second attraction currently in development. We have approximately $469,000 remaining on our commitment to complete the second attraction. On November 1, 2005, we forfeited $50,000 by exercising our termination right for leased property relating to a potential themed attraction location and wrote off an additional $267,000 which the company had invested in the location.

On March 13, 2006, the Company sold 2,500,000 shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share, at $3.50 per share to two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one (1) share of Common Stock for every one (1) share of Series D Preferred Stock. Proceeds of the private offering were $8,750,000.

Based upon current expectations, we believe our cash and cash equivalents, cash generated from operations, bank credit facility and proceeds from recent equity offering will satisfy our working capital requirements for at least 2006. However, we anticipate we will continue to incur net losses in 2006. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We were optimistic our search and recovery efforts in 2005 would have been more successful than we reported. However, we remain confident that we have several potential high-value shipwreck targets which could be recovered in 2006.

As of December 31, 2005, we have inventory of approximately 1,200 gold and 39,000 silver coins. Our sales estimates for 2006 include selling all our remaining gold coins and approximately a quarter of our remaining silver coins. Our current estimates do not include monetizing any assets for shipwrecks which may be recovered in 2006. We estimate our cash requirements for operations and capital expenditures over the next twelve months will range from $18 million to $20 million. We may be required to reduce budgeted expenses if sales estimates are not attained. Our cash requirements are only estimates and may change to suit our business and operational requirements in 2006. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we may be required to raise additional capital through other financing activities.

2004 Compared to 2003

			2004 vs 2003
(dollars in millions)	2004	2003	$	%
Revenue	$17.6	$0.1	$17.5	nm

Cost of sales	1.9	—	1.9	0%
Operations & research	2.0	2.6	(0.6)	(24)%
Marketing, general, & administrative	5.0	2.6	2.4	94%

Total cost and expenses	$8.9	$5.2	$3.7	71%

nm	– not meaningful

Revenue

Revenues for the fiscal year 2004 were $17.6 million as compared to $0.1 million in fiscal year 2003. Sales of artifacts from the SS Republic began in May 2004. Revenues for fiscal year 2004 consisted primarily of artifact sales representing approximately 9,000 gold and silver coins primarily sold to independent coin dealers. Revenues for the fiscal year 2003 consisted of search operations performed for a third party and miscellaneous merchandise sales.

Costs and Expenses

Cost of sales for fiscal year 2004 of $1.9 million consisted of shipwreck recovery costs, grading, conservation and packaging, and shipping costs associated with artifact sales. Cost of sales as a percentage of revenue for 2004 was 11 percent. The major factors that contributed to cost of sales as a percentage of revenue include capitalized ship recovery costs, number of artifacts recovered, and revenue per artifact sold. Artifact sales during 2004 consisted of both gold and silver coins. Cost of sales as a percentage of revenue will change depending on the sales mix because of the significantly different unit sales prices for gold and silver coins. In 2004, we experienced a higher dollar mix of gold coins.

Operations and research expenses for fiscal year 2004 were $2.0 million as compared to $2.6 million for fiscal year 2003. Our recovery vessel was purchased in August 2003 when deployment operations began. The decrease in 2004 was primarily due to increased capitalized ship recovery costs in 2004. Ship recovery costs were capitalized beginning in November 2003 associated with the discovery of artifacts on the SS Republic and continued through 2004 as recovery operations continued. Total operations and research costs before capitalization were $6.0 million for fiscal year 2004 compared to $4.4 million for fiscal year 2003. The increase of $1.6 million before capitalization was primarily due to recovery operations for the vessel Odyssey Explorer during the period; additional archaeological, conservation, and research expenses; and search operations by the vessel RV Odyssey.

Marketing, general and administrative expenses for fiscal year 2004 were $5.0 million as compared to $2.6 million for the fiscal year 2003. The increase of $2.4 million resulted primarily from expansion of our corporate support functions due to execution of our business plan primarily associated with the recovery of the SS Republic artifacts. Of the $2.4 million increase, $1.7 million was the result of increased general and administrative expenses consisting primarily of personnel-related, insurance, depreciation and corporate communication expenses, and $0.7 million was due to the expansion of our marketing and sales function including attraction development costs, personnel-related expenses and selling commissions for artifacts.

Income Taxes

For fiscal year 2004, we recorded a provision for income taxes of $3.5 million compared to a benefit for income taxes of $5.8 million for fiscal year 2003. Federal and state income taxes for 2004 have been provided for at an estimated annual effective rate of 37.6 percent. Net operating loss carryforwards resulted in a $2.8 million net deferred tax asset as of December 31, 2004.

Liquidity and Capital Resources

(Dollars in thousands)	2004	2003
Summary of Cash Flows:
Net cash provided (used) by operating activities	$2,761	$(8,041)
Net cash used by investing activities	(4,121)	(5,599)
Net cash provided by financing activities	3,059	14,206

Net increase in cash and cash equivalents	$1,699	$566

Beginning cash and cash equivalents	$1,351	785

Ending cash and cash equivalents	$3,050	$1,351

Source and Use of Funds

At December 31, 2004, we had cash and cash equivalents of $3.1 million, an increase of $1.7 million from the February 29, 2004 balance of $1.4 million. Working capital as of December 31, 2004 was $8.4 million as indicated by current assets exceeding current liabilities. Of the net $1.7 million increase in cash for fiscal year 2004, $3.1 million was provided from financing and $2.8 million from operating activities which was offset by $4.1 million used for investing activities.

The increase in cash provided by operating activities for fiscal year 2004 versus the fiscal year 2003, was primarily due to improvements in operating results offset, in part, by changes in working capital. Cash provided from operating activities of $2.8 million for fiscal year 2004 consisted of $5.2 million of net income and non-cash expenses of $3.9 million primarily representing deferred income taxes and depreciation. Cash used in operating activities of $6.3 million represented net changes in balance sheet accounts primarily consisting of an increase in inventory costs and accounts receivable and an increase in accrued expense liabilities.

Cash used in investing activities for fiscal year 2004, of $4.1 million consisted of $2.2 million of capital expenditures for purchases of property and equipment primarily associated with our marine operations and corporate expansion efforts, $0.6 million for development of themed attractions, and $1.3 million for the purchase of an existing office building and tenant improvements. A $2.0 million mortgage payable was entered into to provide the balance of the funds required for the purchase of the building. Approximately 75 percent of the building is being utilized as our corporate headquarters and 25 percent is currently leased.

In 2004, cash provided by financing activities of $3.1 million included $1.5 million short term borrowing against our credit facility offset by a loan repayment of $1.4 million, sales of marketable securities of $2.0 million and proceeds from a combination of warrants and stock options exercised for the issuance of common stock of $1.0 million.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting and employment agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2005.

Critical Accounting Estimates

The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note A to the Financial Statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

Long-lived Assets

As of December 31, 2005, we had approximately $12.0 million of property and equipment and related assets. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. To date no such impairment has been indicated.

Realizability of Deferred Tax Assets

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable and thus a valuation allowance of $7.8 million has been recorded as of December 31, 2005. Our current estimates do not include monetizing any assets for shipwrecks which may be recovered in 2006 or beyond. We will continue to reassess the need for a valuation allowance during each future reporting period.

Contractual Obligations

At December 31, 2005, the Company’s contractual obligations including estimated payments due by period, are as follows:

(dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$1,869	$100	$211	$200	$1,358
Interest on debt	1,353	140	260	228	725
Operating leases	1,972	994	603	375	—
Purchase obligations	469	469

Total contractual obligations	$5,663	$1,703	$1,074	$803	$2,083

Long term debt represents the amount due on our existing mortgage for our office building. Operating leases consist primarily of our leases on our themed attraction in New Orleans and our conservation lab in Tampa. The purchase obligations in the table relate to contractual commitments to complete our second themed attraction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we have material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within required time periods.

Internal Controls over Financial Reporting

Management’s report on our internal controls over financial reporting can be found in the financial statement section of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in the financial statement section of this report.

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated by reference under the heading “Election of Directors” “Executive Officers and Directors of the Company” of the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 5, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference under the heading “Executive Compensation” of the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 5, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference under the heading “ Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 5, 2006.

The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference under the heading “Equity Compensation Plan Information” of the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 5, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference under the heading “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 5, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference under the heading “Independent Auditor Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 5, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a)	Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 27.

	( b)	Consolidated Financial Statement Schedules See “Index to Consolidated Financial Statements” on page 27.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

2.	Exhibits
The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

PAGE
Management’s Report on Internal Control over Financial Reporting	28

Report of Independent Registered Public Accounting Firm	29

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	30

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2005 and 2004	32

Consolidated Statements of Income for the fiscal years 2005 (twelve months ended December 31), 2004 (ten month transition period ended December 31) and 2003 (twelve months ended February 29, 2004)	33

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fiscal years 2005 (twelve months ended December 31), 2004 (ten month transition period ended December 31) and 2003 (twelve months ended February 29, 2004)	34

Consolidated Statements of Cash Flows for the fiscal years 2005 (twelve months ended December 31), 2004 (ten month transition period ended December 31) and 2003 (twelve months ended February 29, 2004)	35

Notes to the Consolidated Financial Statements	37-54

Consolidated Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts	55

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent auditor, Ferlita, Walsh & Gonzalez, P.A., a registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the fiscal year ended December 31, 2005, the ten month transition period ended December 31, 2004 and fiscal year ended February 29, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the fiscal year ended December 31, 2005, the ten month transition period ended December 31, 2004 and fiscal year ended February 29, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and in our report dated February 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of the internal control over financial reporting.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Odyssey Marine Exploration, Inc. and Subsidiaries maintained effective internal control over financial reporting of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Odyssey Marine Exploration, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Odyssey Marine Exploration, Inc and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, Odyssey Marine Exploration and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey Marine Exploration and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the fiscal year ended December 31, 2005, the ten month transition period ended December 31, 2004 and fiscal year ended February 29, 2004, and our report dated February 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Ferlita, Walsh & Gonzalez, P.A.
Ferlita, Walsh & Gonzalez, P.A.
Certified Public Accountants
Tampa, Florida

February 14, 2006

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,283,331	$3,050,721
Accounts receivable, net	1,527,913	2,104,914
Inventory	4,728,394	3,759,552
Deferred tax asset	—	1,651,604
Other current assets	729,678	640,150

Total current assets	10,269,316	11,206,941

PROPERTY AND EQUIPMENT
Equipment and office fixtures	10,745,738	6,612,764
Building and land	3,973,988	3,333,481
Accumulated depreciation	(2,738,572)	(1,328,202)

Total property and equipment	11,981,154	8,618,043

OTHER ASSETS
Inventory (non current)	5,839,914	5,945,177
Deferred tax asset	—	1,176,796
Attraction development	1,172,475	569,634
Other long term assets	927,599	404,209

Total other assets	7,939,988	8,095,816

Total assets	$30,190,458	$27,920,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$601,129	$591,138
Accrued expenses	1,843,261	2,024,882
Mortgage and loans payable	111,433	173,700
Deposits	103,069	19,098

Total current liabilities	2,658,892	2,808,818

LONG TERM LIABILITIES
Mortgage payable	1,758,333	1,858,333
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	2,645,833	2,745,833

Total liabilities	5,304,725	5,554,651

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value; 9,300,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible – $.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Common stock – $.0001 par value; 100,000,000 shares authorized; 45,823,224 and 38,530,599 issued and outstanding	4,582	3,853
Additional paid-in capital	43,870,228	26,430,934
Unrealized gain on investments, net of tax	—	554
Accumulated deficit	(18,989,077)	(4,069,192)

Total stockholders’ equity	24,885,733	22,366,149

Total liabilities and stockholders’ equity	$30,190,458	$27,920,800

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004	12 Month Period Ended February 29, 2004
REVENUE	$10,036,575	$17,622,092	$73,879

OPERATING EXPENSES
Cost of sales	1,098,014	1,883,912	—
Operations and research	11,294,015	1,962,186	2,590,666
Marketing, general & administrative	9,294,056	5,072,681	2,620,180

Total operating expenses	21,686,085	8,918,779	5,210,846

INCOME (LOSS) FROM OPERATIONS	(11,649,510)	8,703,313	(5,136,967)

OTHER INCOME OR (EXPENSE)
Interest income	57,882	6,011	23,958
Interest expense	(121,439)	(57,842)	(109,227)
Other income	74,692	40,667	40,000
Revenue participation	—	—	(12,986)

Total other income or (expense)	11,135	(11,164)	(58,255)

INCOME (LOSS) BEFORE INCOME TAXES	(11,638,375)	8,692,149	(5,195,222)
Income tax (provision) benefit	(3,281,510)	(3,462,911)	5,762,103

NET INCOME (LOSS)	$(14,919,885)	$5,229,238	$566,881

EARNINGS (LOSS) PER SHARE
Basic	$(.35)	$0.14	$0.02
Diluted	$(.35)	$0.13	$0.02
Weighted average number of common shares outstanding
Basic	42,373,217	38,400,329	32,952,161
Diluted	42,373,217	40,254,049	34,278,545

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004	12 Month Period Ended February 29, 2004
Preferred Stock – Shares
At beginning of year	—	—	1
Common stock issued for conversion of Series C Preferred stock	—	—	(1)

At end of year	—	—	—

Common Stock – Shares
At beginning of year	38,530,599	37,993,099	28,721,886
Common stock issued for conversion of Series C Preferred stock	—	—	400,000
Common stock issued for cash	7,252,625	537,500	8,731,435
Common stock issued for services	40,000	—	139,778

At end of year	45,823,224	38,530,599	37,993,099

Common Stock
At beginning of year	$3,853	$3,799	$2,872
Common stock issued for conversion of Series C Preferred stock	—	—	40
Common stock issued for cash	729	54	873
Common stock issued for services	—	—	14

At end of year	4,582	3,853	3,799

Paid-in Capital
At beginning of year	26,430,934	25,147,839	10,664,706
Common stock issued for conversion of Series C Preferred stock	—	—	(40)
Common stock issued for cash	16,848,083	1,030,259	14,109,564
Common stock issued for services	100,000	—	97,237
Stock options issued for services	38,101	—	—
Tax benefit on exercised employee stock options	453,110	252,836	276,372

At end of year	43,870,228	26,430,934	25,147,839

Accumulated Unrealized Loss in Investment
At beginning of year	554	2,988	—
Net change in unrealized gain on investments, net of tax	(554)	(2,434)	2,988

At end of year	—	554	2,988

Accumulated Deficit
At beginning of year	(4,069,192)	(9,298,430)	(9,865,311)
Net income (loss)	(14,919,885)	5,229,238	566,881

At end of year	(18,989,077)	(4,069,192)	(9,298,430)

Total shareholders’ equity	$24,885,733	$22,366,149	$15,856,196

Comprehensive Income (Loss)
Net income (Loss)	(14,919,885)	5,229,238	566,881
Net change in unrealized gain on investments, net of tax	(554)	(2,434)	2,988

At end year	$(14,920,439)	$5,226,804	$569,869

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004	12 Month Period Ended February 29, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(14,919,885)	$5,229,238	$566,881
Adjustments to reconcile net income to net cash used by operating activity:
Effect of unrealized gain on investments	—	(2,434)	(1,877)
Tax benefit related to exercise of employee stock options	453,110	252,836	276,372
Common stock issued for services	38,101	—	124,750
Depreciation	1,445,551	362,114	380,013
Loss on disposal of equipment	43,528	20,000	31,927
(Increase) decrease in:
Accounts receivable	210,004	(2,092,438)	—
Inventory	(717,110)	(5,658,105)	(4,049,689)
Advances, prepaids, deposits	(687,797)	(82,646)	(475,295)
Deferred tax asset	2,828,400	3,208,198	(6,036,598)
Increase (decrease) in:
Accounts payable	9,988	(402,388)	953,372
Accrued expenses and other	319,041	1,926,773	189,625

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(10,977,069)	2,761,148	(8,040,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and improvements	(1,869,532)	(2,217,418)	(3,607,691)
Attractions and exhibits	(3,656,982)	(569,634)	—
Purchase of U.S. Treasury bills	—	—	(1,991,555)
Proceeds from sale of equipment	49,647	—	—
Purchase of building and land	—	(1,333,481)	—

NET CASH USED IN INVESTING ACTIVITIES	(5,476,867)	(4,120,533)	(5,599,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans receivable		—	292,627
Proceeds from issuance of common stock	16,848,813	1,030,313	12,936,313
Proceeds from issuance of loan payable	11,433	1,523,700	978,750
Proceeds from sale of marketable securities	—	1,996,420	—
Repayment of note payable to related party	—	—	(2,144)
Repayment of loan payable	—	(1,450,000)	—
Repayment of mortgage payable	(173,700)	(41,667)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,686,546	3,058,766	14,205,546

NET INCREASE IN CASH AND CASH EQUIVALENTS	232,610	1,699,381	565,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,050,721	1,351,340	785,559

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,283,331	$3,050,721	$1,351,340

SUPPLEMENTARY INFORMATION:
Interest paid	$119,174	$53,051	$11,229
Income taxes paid	$—	$—	$—

NON CASH TRANSACTIONS:
Depreciation reclassified as inventory	$72,912	$374,123	$115,235
Accrued compensation paid by common stock	$100,000	$—	$—
Accounts receivable paid by services	$317,350	$40,000	$—
Building purchase paid by mortgage loan	$—	$2,000,000	$—
Loan principle converted to common stock	$—	$—	$1,032,750

Summary of Significant Non-Cash Transactions

During the quarter ended March 31, 2005, warrants to purchase a total of 470,000 shares were issued to two persons associated with the placement agent as part of the commission paid in connection with a private placement of securities during the period. These warrants are exercisable at a price of $3.50 per share for a period of two years. The fair value of these warrants as computed by the Black-Scholes option pricing model was $.72 per warrant, or $336,504. Due to the high volatility of our stock, we do not believe that the Black-Scholes model provides a realistic fair value for the warrants. These warrants do not have the characteristics of traded warrants, therefore, the warrant valuation models do not necessarily provide a reliable measure of the fair value. By agreement between the parties at the time of the offering, the Company used a fair value of $.50 per warrant, or $235,000.

The ending balance in Attraction development on December 31, 2004 for our New Orleans Attraction development in the amount of $196,054 has been transferred to Property and equipment for the period ended December 31, 2005.

We previously reported $1,888,742 in Attraction development purchases for the six month period ended June 30, 2005. This amount has been moved to Purchase of property and equipment for the fiscal year ended December 31, 2005.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Odyssey Marine Exploration, Inc., is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world and the operation of interactive attractions and exhibits which will entertain and educate multi-generational audiences, and present our unique shipwreck stories and artifacts. The corporate headquarters are located in Tampa, Florida.

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity and have prepared them in accordance with our customary accounting practices.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Odyssey Marine, Inc., Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc. and Odyssey Marine Entertainment, Inc. All significant inter-company transactions and balances have been eliminated.

Shipwreck Heritage Press, LLC was created during 2005 to publish and distribute print media. The entity does not have activity and has not been capitalized, and therefore, it is not consolidated.

Reclassifications

Certain operating expense amounts for the fiscal years ended February 29, 2004 and December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net income for the fiscal years ended February 29, 2004 and December 31, 2004.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years 2005, 2004, and 2003 was $996,000, $45,000, and $4,500, respectively.

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, prepaid expense, investments, accounts payable, accrued expense, loan payable and mortgage payable approximate fair value. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that we could realize in a current market exchange.

Inventory

Our inventory consists of artifacts recovered from the SS Republic shipwreck, related packaging material for the artifacts, and merchandise.

The SS Republic shipwreck artifacts are recorded in inventory at the costs of recovery and conservation. The recovery costs also include the fee paid to an insurer to relinquish the insurers claim to the artifacts recovered and the shipwreck. We started capitalizing costs in November 2003 after establishing the artifacts being recovered had a net realizable value exceeding the costs being capitalized. We continued to capitalize the recovery costs until the shipwreck site was completely excavated. The capitalized costs include direct costs of recovery such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions and supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preparing the artifacts for sale. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. We use historical sales, publications or available public market data to assess market value.

The packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. To date, no such impairment has been indicated.

Comprehensive Income

United States Treasury bills owned by us during the year ending December, 31 2005, were deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities were excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders’ equity. At December 31, 2005, we did not own any United States Treasury Bills.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives which is normally between five and ten years. Leasehold

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements are amortized over their estimated useful lives or the lease term, if shorter. Depreciation directly related to the recovery of the SS Republic cargo has been capitalized as inventory. Depreciation expense capitalized was directly related to our vessel Odyssey Explorer and supporting equipment during the SS Republic excavation.

	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004	12 Month Period Ended February 29, 2004
Depreciation and amortization	$1,518,463	$736,237	$380,013
Less depreciation capitalized to inventory	72,912	374,123	115,235

Net depreciation expense	$1,445,551	$362,114	$264,778

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings. Incurring a net loss during the period ended December 31, 2005 causes the potential common shares to have an anti-dilutive effect for the period and therefore such shares are excluded from the EPS calculation as identified in the below table. For the fiscal years ended December 31, 2004 and February 29, 2004, all other exercisable stock options and stock warrants were excluded from the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares and would have had an anti-dilutive effect if included in the computation.

At December 31, 2005 potential common shares, calculated using the treasury stock method, for the fiscal year ended December 31, 2005, the ten month transition period ended December 31, 2004 and the fiscal year ended February 29, 2004, were included in the computation of diluted EPS as follows:

	2005	2004
Weighted average common shares outstanding	42,373,217	38,400,329
Effect of potential common shares	—	1,853,720

Weighted average common shares basic and diluted	42,373,217	40,254,049

Potential common shares were also excluded from the calculation of diluted earnings per share because the effect of including the potential shares in the computation would have been anti-dilutive as follows:

	2005	2004
Average market price during the period	$3.73	$3.21
In the money potential common shares excluded	884,478	—
Stock Options with an exercise price of $4.00 per share	60,500	—
Stock Options with an exercise price of $5.00 per share	595,000	555,000
Warrants with an exercise price of $5.25 per share	100,000	—

Anti dilutive warrants and options excluded from EPS	1,639,978	555,000

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004	12 Month Period Ended February 29, 2004
Numerator, basic and diluted net income	$(14,919,885)	$5,229,238	$566,881

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	42,373,217	38,400,329	32,952,161

Shares used in computing basic net income per share	42,373,217	38,400,329	32,952,161

Shares used in computation – diluted:
Weighted average common shares outstanding	42,373,217	38,400,329	32,952,161
Dilutive effect of options and warrants outstanding	—	1,853,720	1,326,384

Shares used in computing diluted net income per share	42,373,217	40,254,049	34,278,545

Net income per share – basic	$(0.35)	$0.14	$0.02
Net income per share – diluted	$(0.35)	$0.13	$0.02

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” Under APB No. 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004	12 Month Period Ended February 29, 2004
Net income(loss):
As reported	$(14,919,885)	$5,229,238	$566,881
Pro forma adjustment for compensation, net of tax	(1,312,896)	(703,952)	(252,823)

Pro forma	$(16,232,781)	$4,525,286	$314,058

Basic income(loss) per share:
As reported	$(0.35)	$0.14	$0.02
Pro forma	$(0.38)	$0.12	$0.01
Diluted income(loss) per share:
As reported	$(0.35)	$0.13	$0.02
Pro forma	$(0.38)	$0.11	$0.01

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of stock options granted during the fiscal year ended December 31, 2005, the ten month transition period ended December 31, 2004 and the fiscal year ended February 29, 2004 were $2.10, $3.78 and $1.21 respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the year ended December 31, 2005, ten month period ended December 31, 2004 and year ended February 29, 2004:

	2005	2004	2003
Risk-free interest rate	4.3%	3.6%	3.0%
Expected volatility of common stock	62.4%	469%	496%
Dividend Yield	0%	0%	0%
Expected life of options	5 years	5 years	4-5 years

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

On September 20, 2005, our Board of Directors approved the immediate vesting of unvested and “underwater” stock options to purchase 215,000 shares of common stock previously granted to employees and officers under Odyssey’s 1997 Employee Stock Option Plan with exercise prices of $5.00 per share. The exercise price of the options was not changed. The primary purpose of the accelerated vesting of these “out of the money” options was to reduce the Company’s future reportable compensation expense upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment,” effective for our fiscal year beginning January 1, 2006. The valuation for the accelerated options has been included herein. By taking this approach, we expect to eliminate a charge to our income statement of approximately $680,000 during 2006 and $40,000 in 2007. As a result of the issuance of a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation , we will be required, beginning in the first quarter of 2006, to begin expensing the stock compensation related to options instead of the disclosure only requirement disclosed above.

Equity instruments issued, if any, to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. (See NOTE R)

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain our cash in five financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000 per account. At December 31, 2005 our uninsured cash balance was approximately $2,789,000.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. At December 31, 2005, we did not own any United States Treasury Bills.

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consists of trade accounts receivable resulting from customer sales of artifacts and merchandise. The balances at December 31, 2005 and 2004 are $1,527,913 and $2,104,914, respectively. The balance at December 31, 2005 is net of a publishing return reserve amount of $127,398.

NOTE E – INVENTORY

Our inventory consists of the following:

	2005	2004
Artifacts	$9,320,343	$9,220,118
Merchandise	634,558	43,684
Packaging	613,407	440,927

Total Inventory	$10,568,308	$9,704,729

SS Republic recovery operations continued until February 2005. Based on our estimates of the timing of future sales, $5,839,914 and $5,945,177 of artifact inventory for the fiscal years ended 2005 and 2004 were classified as non-current.

The recorded amount of the SS Republic artifacts represents the accumulated capitalized costs of recovery and conservation of these items as follows:

	2005	2004
At beginning of year	$9,220,118	$3,638,814
Capitalized recovery costs	632,045	4,982,475
Capitalized conservation costs	0	1,974,614
Amounts recorded as artifacts for display	73,577	0
Amounts reported as cost of sales	(605,397)	(1,375,785)

At end of year	$9,320,343	$9,220,118

NOTE F – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2005	2004
Advances	$41,778	$5,927
Prepaid expenses	567,878	412,868
Deposits	120,022	221,355

Total Other current assets	$729,678	$640,150

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the period ended December 31, 2005, prepaid expenses consist of $333,866 of prepaid insurance premiums and $234,012 of other operating prepaid costs. For the period ended December 31, 2004, prepaid expenses consist of $304,276 of prepaid insurance premiums and $108,592 of other prepaid operating costs. All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business.

NOTE G – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Class	2005	2004
Building, improvements and land	$3,973,988	$3,333,481
Computers and peripherals	639,643	317,714
Furniture and office equipment	802,082	197,075
Vessels and equipment	6,747,185	6,097,975
Exhibits and related	2,556,828	—

	14,719,726	9,946,245
Less: Accumulated depreciation	(2,738,572)	(1,328,202)

Property and equipment, net	$11,981,154	$8,618,043

NOTE H – ATTRACTION DEVELOPMENT

Attraction development balances of $1,172,475 and $569,634 for the periods ended December 31, 2005 and 2004, respectively, represent direct costs for project engineering and design costs and fabrication/construction costs for attraction exhibits in process of completion. During the current year, we transferred $2,556,827 to Property and equipment upon the opening of our New Orleans exhibit. The $1,172,475 remaining at the end of the current year relates to the in-process construction of our second exhibit. For further discussion see “Note U – Commitments and Contingencies”.

NOTE I – BUILDING AND LAND

On July 23, 2004, we purchased a 23,500 square foot two story office building for $3,058,770 to serve as our corporate and operations headquarters. With tenant improvements the facility is recorded on the books at a cost of $3,470,523. We currently lease approximately 25% of the space to a tenant.

NOTE J – OTHER LONG TERM ASSETS

Other long term assets consist of the following:

	2005	2004
Artifacts	$323,323	$396,879
Deposits	552,892	7,330
Image use rights, net	51,384	—

Total Other long term assets	$927,599	$404,209

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The artifact balances for both reportable years consist of artifacts conserved specifically for the company and are not for resale. Deposits include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for the HMS Sussex as well as a $100,000 deposit to fund conservation and documentation of any artifacts recovered. These deposits are refundable from proceeds the United Kingdom would receive if the HMS Sussex is discovered and its artifacts monetized. If the HMS Sussex is not discovered, the Company is at risk for the entire amounts. Other deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. Image use rights are amounts paid to utilize, for a period up to five years, copyrighted images in our themed attractions segment. The amount is net of $1,326 of amortization.

NOTE K – MORTGAGE PAYABLE

On July 23, 2004, we entered into a mortgage loan for $2,000,000 with the Bank of Tampa for the purchase of our corporate office building. The mortgage loan is due in 10 years and monthly payments are based on a 20 year amortization schedule. Interest, initially at 4.94%, will be adjustable semiannually based upon changes in the LIBOR (London Interbank Offered Rate) index. The interest rate at December 31, 2005 was 6.71%. Interest expense was $119,833 for the period ended December 31, 2005 and $41,630 for the ten months ended December 31, 2004.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending December 31,
2006	$100,000
2007	100,000
2008	100,000
2009	100,000
2010	100,000
2011 and thereafter	1,358,333

Total mortgage payable	1,858,333
Less current portion	100,000

Long term portion	$1,758,333

During July 2014, the mortgage requires a balloon payment of $1,000,000.

See “Note U – Commitments and contingencies” for information pertaining to consolidated commitments.

NOTE L – LOAN PAYABLE

Revolving Credit Facility

On April 21, 2005, we entered into a $6 million revolving credit facility from the Mercantile Bank (the “Bank”). The credit facility replaces the Company’s prior credit facility with The Bank of Tampa. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty-five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The interest rate at December 31, 2005 was 6.94%. The Company is also required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. The line of credit is secured by $4 million of numismatic quality gold coins and 10,000 silver coins recovered by the Company from the SS Republic shipwreck. The Company’s custodian will hold the coins used as collateral until released by the Bank.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company is required to comply with a number of covenants including maintaining a minimum stockholders’ equity of $20,000,000, which amount may be increased after the first year. At December 31, 2005, the loan balance was $11,433.

See “Note U – Commitments and contingencies” for information pertaining to consolidated commitments.

NOTE M – ACCRUED EXPENSES

Accrued expenses consist of following:

	2005	2004
Wages and bonuses	$558,847	$940,582
Vessel operations	639,026	76,302
Artifact conservation expenses	—	829,500
Other operating expenses	457,256	178,498
Themed attractions	188,132	—

Total accrued expenses	$1,843,261	$2,024,882

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance and port fees. Other operating expenses contain general costs related to, but not limited to marketing, book distribution fees, professional services and the attraction and exhibits.

NOTE N – RELATED PARTY TRANSACTIONS

On December 9, 2002, a Georgia limited liability company acquired rights from an unrelated third party through a foreclosure sale to receive 5% of post finance cost proceeds, if any, from shipwrecks that we may recover within a predefined search area of the Mediterranean Sea. The shipwreck we believe to be HMS Sussex is located within this search area. Two of our officers and directors owned a 60% interest in the limited liability company until they sold their interests to an unrelated third party in 2005. In the event that political interference precludes the recovery efforts of the project, the officers would be required to buy back their interests.

A construction company, owned by the stepson of an officer of the company, was paid for renovation services on our corporate headquarters building amounting to $105,259 and $243,800 for the periods ended December 31, 2005 and 2004, respectively. Also, the spouse of a Company officer performed logo design services for the period ended December 31, 2005 amounting to $3,525.

NOTE O – SALE OF REVENUE PARTICIPATION CERTIFICATES

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2005 we had sold, in total, $887,500 of RPCs, which are reflected on the books as Deferred RPC Income to be amortized under the units of revenue method once management can reasonably estimate potential revenue for these projects.

These RPC issues do not have a termination date, therefore these liabilities will be carried on the books until revenue is recognized from these projects or we permanently abandon either project.

NOTE P – PREFERRED STOCK

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE Q – COMMON STOCK OPTIONS AND WARRANTS

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 28, 2003	1,140,000	$0.80
Granted	1,745,000	$2.34
Exercised	(423,500)	$0.68
Cancelled	(22,500)	$1.62

Outstanding at February 29, 2004	2,439,000	$1.91
Granted	330,000	$5.00
Exercised	(237,500)	$1.18
Cancelled	(115,000)	$3.64

Outstanding at December 31, 2004	2,416,500	$3.79
Granted	245,000	$3.43
Exercised	(602,625)	$1.12
Cancelled	(67,500)	$2.27

Outstanding at December 31, 2005	1,991,375	$2.83

Options exercisable at February 29, 2004	1,024,000	$1.21

Options exercisable at December 31, 2004	1,659,000	$1.76

Options exercisable at December 31, 2005	1,850,250	$2.86

On August 3, 2005, our Board of Directors approved and adopted our 2005 Stock Incentive Plan. This plan will be submitted to our shareholders at the Annual Meeting of Stockholders on May 5, 2005. The plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We have reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the plan and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. Any incentive option and any non-qualified option granted under the plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

The following table summarizes information about stock options outstanding at December 31, 2005:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.00 - $2.50	1,335,875	2.02	$1.81
$2.60 - $5.00	655,500	3.10	$4.91

	1,991,375	2.38	$2.83

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, we had 3,950,000 warrants outstanding. These warrants were issued to one individual in connection with loans made to us, to one consultant for services, to ten individuals in connection with the conversion of loans into common stock, and to 52 individuals who purchased units in a private placement offering.

During the fiscal year ended December 31, 2005, all of the warrants outstanding at December 31, 2004 were exercised. Proceeds of $9,869,750 were realized from the exercise of these warrants.

During March of 2005, we issued 3,170,000 warrants to six entities in a private placement offering. During the quarter ended September 30, 2005 we issued 100,000 warrants to a vendor for services relating to a marketing program. Warrants outstanding at December 31, 2005 are as follows:

Warrants	Price per Share	Expiration Date
3,170,000	3.50	3/09/07
100,000	5.25	(A	)

3,270,000

(A):	During the quarter ended September 30, 2005 we issued 100,000 warrants having an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested and earned based upon future performance of the program, and may not be exercised until vested and earned, therefore expense will not be recorded until the warrants are vested and earned. The warrants have a two year exercise period commencing on the date when the warrants would be vested and earned.

During August 2003, an individual was issued 25,000 shares of restricted common stock and a warrant for the purchase of 25,000 shares of restricted common stock at $2.50 per share, in exchange for data related to the SS Republic project. The data purchased was recorded as an operating expense in the amount of $31,250.

NOTE R – INCOME TAXES

As of December 31, 2005, we had consolidated income tax net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $30,551,000 and for state income tax purposes of approximately $25,080,000. The federal and state NOL carryforwards will expire in various years ending through the year 2025.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004	12 Month Period Ended February 29, 2004
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$3,180,768	$2,984,843	$(5,228,090)
State	100,742	478,068	(534,013)

	$3,281,510	$3,462,911	$(5,762,103)

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$11,490,811
Accrued expenses	302,879
Reserve for accounts receivable	45,897
Reserve for deferred costs	37,045
Less: valuation allowance	(7,791,859)

$4,084,773

Deferred tax liability:
Prepaid expenses	$110,025
Excess of tax over book depreciation	541,437
Artifacts recovery costs	3,357,765
Inventory reserve	4,227
Fixed asset basis	71,319

$4,084,773

Net deferred tax asset	$0

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2005. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks (such as the Sussex) and thus a valuation allowance has been recorded as of December 31, 2005. We anticipate that we will continue to incur net losses in 2006. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We were optimistic that our search and recovery efforts in 2005 would have been more successful than we have reported. However, we continue to be confident that we have several potential high-value shipwreck targets which could be recovered in 2006. Our current estimates do not include monetizing any assets for shipwrecks which may be recovered in 2006 or beyond. We will continue to reassess the need for a valuation allowance during each future reporting period.

The change in the valuation allowance is as follow:

December 31, 2005	$7,791,859	December 31, 2004	$10,993
December 31, 2004	$10,993	February 29, 2004	$—

Change in valuation allowance	$7,780,866	Change in valuation allowance	$10,993

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes for the twelve month period ended December 31, 2005, ten month period ended December 31, 2004 and twelve month period ended February 29, 2004 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004	12 Month Period Ended February 29, 2004
Expected provision (benefit)	$(3,956,231)	$2,955,331	$(1,818,328)
State income taxes net of federal benefits	(258,626)	314,826	(185,730)
Nondeductible (income) expenses	23,205	(6,552)	—
Change in valuation allowance	7,780,866	10,993	(3,756,168)
Effects of:
Change in rate estimate	(321,937)	101,535	—
Change in NOL estimate	—	87,031	—
Other, net	14,233	(253)	(1,877)

Income tax provision (benefit)	$3,281,510	$3,462,911	$(5,762,103)

During the twelve month period ended December 31, 2005 and ten month period ending December 31, 2004, we recognized certain tax benefits related to stock option plans in the amount of $453,110 and $252,836, respectively. Such benefits were recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

NOTE S – MAJOR CUSTOMERS

During the fiscal year ended December 31, 2005, we had two customers who accounted for 45.7% and 10.4% of our total sales. For the fiscal year ended December 31, 2004 we had four customers who accounted for 12.5%, 14.4%, 13.9%, and 23.0% of our total sales.

NOTE T – SEGMENT REPORTING

SFAS 131, Disclosures about Segments of an Enterprise and Related information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Company manages and evaluates the operating results of the business in two primary segments, shipwreck exploration and themed attractions. Because of the expansion of our themed attractions, we began reporting segment information for the three and nine months ended September 30, 2005.

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reportable segments based upon revenues and operating income (loss) before taxes. Corporate overhead supporting segments including legal, finance, human resources, information technology, real estate facilities, as well as stock based compensation is included within the shipwreck exploration segment and not allocated to themed attractions.

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Twelve months ended December 31, 2005
Revenues from external customers	$9,983	$54	$10,037
Income (loss) before income taxes	$(9,499)	$(2,139)	$(11,638)
Segment assets	$25,349	$4,841	$30,190

NOTE U – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the Seattle (formerly Republic) and Cambridge projects and have recorded $887,500 as Deferred Income From Revenue Participation Certificates (See NOTE O). We are contingently liable to share the future revenue of these projects only if revenue is derived from these specific projects.

To date, the only income derived from these projects resulted in a one time revenue distribution payment of $12,986 to the holders of the Cambridge RPC’s.

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

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc.(“Seahawk”) and the Company. The plaintiff’s allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiff’s and Seahawk dated May 16, 1995 dealing with the search for the S.S. Republic. The plaintiff’s allege that their research which was provided to Seahawk led to the discovery of the S.S. Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The parties continue to engage in discovery. While the South Carolina court has not yet heard nor ruled on the Motion, we expect that a hearing will be held in April 2006 concerning our motion to dismiss the case based upon a lack of jurisdiction. Management believes the lawsuit is without merit and intends to vigorously defend the action.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

Partnering Agreement

On September 27, 2002, we entered into an agreement (the “Agreement”) with the Government of the United Kingdom of Great Britain and Northern Ireland (the “British Government”). The Agreement allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts and cargoes from the wreck site.

The Agreement required us to submit a Project Plan (the “Plan”) to the British Government concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. We submitted our Plan to the government on November 11, 2002, and received approval on May 22, 2003.

We have paid a 5,000 pounds (approximately $7,845) refundable license fee and an expense deposit of 250,000 pounds ($432,500) for the British Government’s expenses in connection with the project. The deposit is not refundable if the project is not successful. At such time as we represent to the British Government that we have recovered $3.5 million worth of cargo and/or artifacts, all funds advanced for the British Government’s expenses will be returned to us. We were also required to fund a $100,000 deposit to ensure that funds are available for the conservation and documentation of any artifacts recovered. The Agreement provides a mechanism for raising or lowering the deposit amount depending upon the quantity and condition of the artifacts that need to be conserved and documented.

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other commitments and contingencies

At December 31, 2005, the Company’s future contractual obligations are as follows:

(dollars in thousands)	Payments due by period
Contractual Obligations	Total	2006	2007	2008	2009	2010	More than 5 years
Long term debt	$1,869,766	$100,000	$100,000	$111,433	$100,000	$100,000	$1,358,333
Interest on debt	1,352,408	139,917	133,689	125,883	118,076	110,269	724,574
Operating leases	1,972,135	993,785	327,008	276,136	238,025	137,181	—
Purchase obligations	469,000	469,000	—	—	—	—	—

Total contractual obligations	$5,663,309	$1,702,702	$560,697	$513,452	$456,101	$347,450	$2,082,907

Long term debt represents amount due on our existing mortgage for our office building. Operating leases consist primarily of our leases on our themed attraction in New Orleans and our conservation lab in Tampa. The purchase obligations in the table relate to contractual commitments to complete our second themed attraction.

See “Note K – Mortgage payable” and “Note L – Loan payable” for related information.

Trends and Uncertainties

Based upon current expectations, we believe our cash and cash equivalents, cash generated from operations, and bank credit facility, will allow us to continue as a going concern during 2006. However, we anticipate we will continue to incur net losses in 2006. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high value shipwrecks. We were optimistic our search and recovery efforts in 2005 would have been more successful than we have reported. However, we continue to be confident we have several potential high-value shipwreck targets which could be recovered in 2006.

As of December 31, 2005, we have inventory of approximately 1,200 gold and 39,000 silver coins. Our sales estimates for 2006 include selling all our remaining gold coins and approximately a quarter of our remaining silver coins. Our current estimates do not include monetizing any assets for shipwrecks which may be recovered in 2006. We estimate that our cash requirements for operations and capital expenditures over the next twelve months will range from $18 million to $20 million. We may be required to reduce budgeted expenses if sales estimates are not attained. Our cash requirements are only estimates and may change to suit our business and operational requirements in 2006. However, we cannot guarantee the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we may be required to raise additional capital through other financing activities.

NOTE V – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment . SFAS No. 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.

The Corporation is required to adopt SFAS No. 123R effective as of January 1, 2006, and plans to utilize the modified prospective method of adoption. As permitted by SFAS No. 123, the Corporation currently accounts for share-based payments to employees under APBO No. 25 using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, we believe the adoption of SFAS No. 123R’s fair value method will not have a significant impact on the Corporation’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted SFAS No. 123R in prior years, the impact of that adoption would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma earnings per share in footnote B. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently presented. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

NOTE W – SUBSEQUENT EVENT (UNAUDITED)

On March 13, 2006, the Company sold 2,500,000 shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share, at $3.50 per share to two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one (1) share of Common Stock for every one (1) share of Series D Preferred Stock. Proceeds of the private offering were $8,750,000.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2003, 2004 and 2005

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred income tax asset Valuation allowance
2003	$—	$—	$—	—	$—
2004	—	10,993	—	—	10,993
2005	10,993	7,780,866	—	—	7,791,859

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 14, 2006	By:	/S/ MICHAEL V. BARTON
Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ MICHAEL V. BARTON Michael V. Barton	Chief Executive Officer & President (Principal Executive Officer)	March 14, 2006

/S/ JOHN C. MORRIS John C. Morris	Chairman and Director	March 14, 2006

/S/ GREGORY P. STEMM Gregory P. Stemm	Vice President and Director	March 14, 2006

/S/ MICHAEL J. HOLMES Michael J. Holmes	Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/S/ JAY A. NUDI Jay A. Nudi	Controller (Principal Accounting Officer)	March 14, 2006

/S/ GEORGE KNUTSSON George Knutsson	Director	March 14, 2006

/S/ DAVID J. SAUL David J. Saul	Director	March 14, 2006

/S/ GEORGE E. LACKMAN George E. Lackman, Jr.	Director	March 14, 2006

/S/ DAVID J. BEDERMAN David J. Bederman	Director	March 14, 2006

EXHIBITS INDEX

Exhibit Number	Description	Location
3.1	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated February 28, 2006

3.3	Designation of Series B Convertible Preferred Stock	Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated February 28, 2001

3.4	Amended Certificate of Designation of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated September 19, 2002

10.1	Employment Agreement dated May 22, 2002, with David A. Morris	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on From 10-KSB For the year ended February 28, 2002

10.2	Employment Agreement dated May 22, 2002, with Greg Stemm	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on From 10-KSB For the year ended February 28, 2002

10.3	Employment Agreement dated May 22, 2002, with John C. Morris	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on From 10-KSB For the year ended February 28, 2002

10.4	Employment Agreement dated May 22, 2002, with George Becker	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB For the year ended February 28, 2003

10.5	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001

10.6	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002

10.7	Revolving Credit Agreement with Bank of Tampa dated June 24, 2004	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated June 24, 2004

10.8	Revolving Credit Note to Bank of Tampa dated June 24, 2004	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated June 24, 2004

10.9	Security Agreement with Bank of Tampa dated June 24, 2004	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated June 24, 2004

10.10	Contract with RBK Architects For 8,000 square foot exhibit	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KT For the year ended December 31, 2004

Exhibit Number	Description	Location
10.11	Contract with RBK Architects For 5,000 square foot exhibit	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KT For the year ended December 31, 2004

10.12	Revolving Credit Agreement with Mercantile Bank dated April 21, 2005	Filed herewith electronically

10.13	Revolving Credit Note to Mercantile Bank dated April 21, 2005	Filed herewith electronically

10.14	Security Agreement with Mercantile Bank dated April 21, 2005	Filed herewith electronically

10.15	Lease Agreement dated June 1, 2005 with Jackson Brewery Millhouse, LLC, for attraction exhibit space	Incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated June 2, 2005

10.16	2005 Equity Incentive Plan	Incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005

21	Subsidiaries of the Registrant	Filed herewith electronically

23	Consent of Independent Public Accountants	Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically