Form 10-Q
period 2006-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2006-05-10
CIK 798528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer:  ☐    Accelerated filer:  ☒    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 30, 2006 was 46,087,678.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,088,341	$3,283,331
Accounts receivable, net	983,297	1,527,913
Inventory	4,244,475	4,728,394
Other current assets	640,417	729,678

Total current assets	13,956,530	10,269,316

PROPERTY AND EQUIPMENT
Equipment and office fixtures	10,909,569	10,745,738
Building and land	4,021,323	3,973,988
Accumulated depreciation	(3,232,886)	(2,738,572)

Total property and equipment	11,698,006	11,981,154

OTHER ASSETS
Inventory (non current)	6,373,154	5,839,914
Attraction development	1,172,475	1,172,475
Other non current assets	923,232	927,599

Total other assets	8,468,861	7,939,988

Total assets	$34,123,397	$30,190,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$359,116	$601,129
Accrued expenses	834,173	1,843,261
Mortgage and loans payable	111,250	111,433
Deposits	136,404	103,069

Total current liabilities	1,440,943	2,658,892

LONG TERM LIABILITIES
Mortgage payable	1,733,333	1,758,333
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	2,620,833	2,645,833

Total liabilities	4,061,776	5,304,725

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 6,800,000 and 9,300,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible - $.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 2,500,000 and 0 shares authorized, issued and outstanding	250	—
Common stock - $.0001 par value; 100,000,000 Shares authorized; 46,087,678 and 45,823,224 issued and outstanding	4,609	4,582
Additional paid-in capital	52,974,527	43,870,228
Accumulated deficit	(22,917,765)	(18,989,077)

Total stockholders’ equity	30,061,621	24,885,733

Total liabilities and stockholders’ equity	$34,123,397	$30,190,458

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUE	$865,179	$3,349,516

OPERATING EXPENSES
Cost of sales	114,330	216,282
Marketing, general & administrative	2,401,361	1,920,927
Operations & research	2,264,055	1,312,461

Total operating expenses	4,779,746	3,449,670

INCOME (LOSS) FROM OPERATIONS	(3,914,567)	(100,154)

OTHER INCOME (EXPENSE)
Interest income	13,703	8,528
Interest expense	(42,120)	(28,511)
Other	14,297	13,511

Total other income (expense)	(14,120)	(6,472)

INCOME (LOSS) BEFORE INCOME TAXES	(3,928,687)	(106,626)
Income tax benefit (provision)	—	94,720

NET INCOME (LOSS)	(3,928,687)	(11,906)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(.09)	$.00

Weighted average number of common shares outstanding
Basic and diluted	45,965,907	39,276,793

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,928,687)	$(11,906)
Adjustments to reconcile net loss to net cash used by operating activity:
Deferred income taxes	—	(116,922)
Depreciation and amortization	496,841	227,271
(Gain) Loss on disposal of equipment	—	(14,550)
Share based compensation	41,508	—
Tax benefit related to exercise of employee Stock options	—	22,202
(Increase) decrease in:
Accounts receivable	491,080	(223,616)
Inventory	(49,322)	(504,201)
Other assets	91,101	(769,221)
Increase (decrease) in:
Accounts payable	(242,010)	308,862
Customer deposits	33,334	(3,065)
Accrued expenses	(955,553)	(933,656)

NET CASH (USED) IN OPERATING ACTIVITIES	(4,021,708)	(2,018,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(211,167)	(552,384)
Proceeds from sale of equipment	—	49,647
Attraction development	—	(1,677,360)
Purchase of building improvements	—	(74,177)

NET CASH (USED) IN INVESTING ACTIVITIES	(211,167)	(2,254,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	313,068	6,919,750
Proceeds from issuance of preferred stock	8,750,000	—
Broker commission and fees on private offering	—	(400,000)
Loan payable	1,511,250	—
Repayment of mortgage and loans payable	(1,536,433)	(25,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,037,885	6,494,750

NET INCREASE IN CASH	4,805,010	2,221,674

CASH AT BEGINNING OF PERIOD	3,283,331	3,050,721

CASH AT END OF PERIOD	$8,088,341	$5,272,395

SUPPLEMENTARY INFORMATION:
Interest paid	$34,045	$27,766
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Depreciation reclassified as inventory	$—	$72,912
Accounts receivable paid by services	$53,539	$—
Accrued compensation paid by common stock	$—	$100,000

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

Odyssey Marine Exploration, Inc. was incorporated March 5, 1986, as a Colorado corporation named Universal Capital Corporation, Inc. On August 8, 1997 Odyssey Marine Exploration, Inc. (the “Company”), completed the acquisition of 100% of the outstanding Common Stock of Remarc International, Inc., a Delaware corporation formed May 20, 1994, (“Remarc”) in exchange for the Company’s Common Stock in a reverse acquisition. On September 7, 1997, we changed our domicile to Nevada and our name was changed to Odyssey Marine Exploration, Inc. Odyssey Marine Exploration, Inc., is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks and the marketing and sales of shipwreck-related items. The corporate headquarters are located in Tampa, Florida.

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. We suggest these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2005.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2006, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2006, we did not own United States Treasury Bills with a maturity greater than three months.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives which is normally between five and ten years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Depreciation expense capitalized was directly related to our vessel Odyssey Explorer and supporting equipment during the SS Republic excavation.

Depreciation expense is summarized as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Depreciation expense	$494,314	$300,183
Less depreciation capitalized to inventory	—	72,912

Net depreciation expense	$494,314	$227,271

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options and warrants and the as-if-converted method to compute potential common shares from Preferred Stock or other convertible securities.

When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the Diluted EPS calculation.

For the periods ending March 31, 2006 and 2005 in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive. The potential common shares, in the table following, represent potential common shares from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	Three Months Ended
	March 31, 2006	March 31, 2005
Average market price during the period	$3.69	$2.64

In the money potential common shares excluded	662,379	943,395

Out of the money options excluded:
Stock Options with an exercise price of $4.00 per share	60,500	—
Stock Options with an exercise price of $5.00 per share	495,000	540,000
Warrants with an exercise price of $3.50 per share	—	3,170,000
Warrants with an exercise price of $5.25 per share	100,000	—

Anti dilutive warrants and options excluded from EPS	1,317,879	4,653,395

Also, a total of 472,222 and 0 weighted average potential common shares from Series D Preferred Stock outstanding were excluded from potential common shares for the period ended March 31, 2006 and 2005, respectively.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted loss per share:

	Three Months Ended
	March 31, 2006	March 31, 2005
Numerator, basic and diluted net loss	$(3,928,687)	$(11,906)

Denominator:
Weighted average common shares outstanding basic	45,965,907	39,276,793
Effect of potential common shares	—	—

Weighted average common shares basic and diluted	45,965,907	39,276,793

Loss per share basic and diluted	$(0.09)	$(0.00)

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Share-Based Compensation

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first quarter of 2006 included compensation expense for the stock-based payment awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting FAS 123(R), $41,508 of share-based compensation was charged against income for the three-month period ended March 31, 2006. For the three-month period ended March 31, 2005, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation,” to share-based employee compensation.

March 31, 2005
Net income (loss):
As reported	$(11,906)
Pro forma adjustment for compensation, net of tax	(317,687)

Pro forma	$(329,593)

Basic income (loss) per share:
As reported	$.00
Pro forma	$(.01)

Diluted income (loss) per share:
As reported	$.00
Pro forma	$(.01)

The weighted average estimated fair value of stock options granted during the three-month period ended March 31, 2005 was $2.15. During the three months ended March 31, 2006, we granted stock options from the 2005 Stock Incentive Plan which was approved at the annual Shareholding meeting on May 5, 2006. Therefore, since these instruments were granted from an unapproved plan as of March 31, 2006, in conformity with SFAS 123(R), compensation expense has not been recorded for the quarter ended March 31, 2006. The weighted average estimated fair value was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows:

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	3 Month Period Ended
	March 31, 2006	March 31, 2005
Risk-free interest rate	N/A	4.8%
Expected volatility of common stock	N/A	210%
Dividend Yield	N/A	0%
Expected life of options	N/A	2-5 years

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

NOTE C - INVENTORY

Our inventory consisted of the following:

	March 31, 2006	December 31, 2005
Artifacts	$9,378,661	$9,320,343
Merchandise	622,938	634,558
Packaging	616,030	613,407

Total Inventory	$10,617,629	$10,568,308

Of these amounts $6,373,154 and $5,839,914 are classified as non-current as of March 31, 2006 and December 31, 2005, respectively.

NOTE D - INCOME TAXES

As of March 31, 2006, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $35 million. The NOL will expire in various years ending through the year 2026.

For the three-month periods ended March 31, 2006 and 2005, the components of the provision for income taxes (benefit) are attributable to continuing operations as follows:

	March 31, 2006	March 31, 2005
Current
Federal	$—	$—
State	—	—

	$—	$—
Deferred
Federal	$—	$(88,856)
State	—	(5,864)

	$—	$(94,720)

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$13,288,066
Accrued expenses	90,606
Reserve for accounts receivable	17,823
Less: valuation allowance	(9,408,116)

$3,988,379

Deferred tax liability:
Property and equipment basis	$71,319
Prepaid expenses	72,484
Inventory reserve	(7,786)
Excess of tax over book depreciation	517,312
Artifacts recovery costs	3,335,030

$3,988,379

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at March 31, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks and thus a valuation allowance has been recorded as of March 31, 2006.

The change in the valuation allowance is as follows:

March 31, 2006	$9,408,116
December 31, 2005	$7,791,859

Change in valuation allowance	$1,616,257

Income taxes for the three month periods ended March 31, 2006 and 2005 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	March 31, 2006	March 31, 2005
Expected provision (benefit)	$(1,335,754)	$(36,253)
State income taxes net of federal benefits	(90,908)	(4,084)
Nontaxable (income) expense	3,879	(15,970)
Stock options exercised	(200,411)	—
Change in valuation allowance	1,616,257	—
Effects of:
Change in rate estimate	—	(38,413)
Other, net	6,937	—

	$—	$(94,720)

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES - continued

During the three-month periods ended March 31, 2006 and 2005, the Company recognized certain tax benefits related to stock option plans in the amount of $0 and $22,202 respectively. Such benefits were recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

NOTE E - CONTINGENCIES

Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiff’s allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research, which was provided to Seahawk, led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The parties continue to engage in discovery. On April 19, 2006, the South Carolina court heard arguments on the Motion, but as of yet has not issued a ruling. Management believes the lawsuit is without merit and intends to vigorously defend the action.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

NOTE F – RELATED PARTY TRANSACTIONS

During the three-month ended March 31, 2005, a construction company, owned by the stepson of an officer of the Company was paid for renovation services on our corporate headquarters building amounting to $77,161. Also, the spouse of a Company officer was paid $1,800 for logo design services for the three-months ended March 31, 2005.

NOTE G – LOAN PAYABLE

Revolving Credit Facility

On March 29, 2006, we entered into an Amended and Restated Revolving Credit Agreement with Mercantile Bank . The Amended and Restated Credit Agreement replaces the Company’s prior agreement with the Bank. The Amended and Restated Agreement reduced the amount of the commitment from the Bank from a $6 million revolving credit facility to a $3 million revolving credit facility. The $4 million of gold coins previously collateralized were removed from the amended agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The Company will also be required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company is required to comply with a number of covenants including maintaining a minimum stockholders’ equity of $20,000,000, which amount may be increased after the first year.

NOTE H - PREFERRED STOCK

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – COMMON STOCK OPTIONS

On August 3, 2005, our Board of Directors approved and adopted our 2005 Stock Incentive Plan. This plan was submitted to our shareholders and was ratified at the Annual Meeting of Stockholders on May 5, 2006. The plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We have reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the plan and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. Any incentive option and any non-qualified option granted under the plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

NOTE J – SEGMENT REPORTING

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies included in Note A. Management evaluates the operating results of each of its segments based upon revenues and operating income (loss) before taxes. Corporate overhead including legal, finance, human resources, information technology, real estate facilities, as well as stock-based compensation, is included within the shipwreck exploration segment and not allocated to themed attractions.

On June 8, 2005, we announced that a newly formed subsidiary, Odyssey Marine Entertainment, Inc., would open an interactive shipwreck and treasure attraction in the French Quarter of New Orleans, Louisiana. Located in the Jax Brewery, Odyssey’s Shipwreck & Treasure Adventure appeals to the universal fascination with shipwrecks and sunken treasure. We held the grand opening on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. The Jax Brewery building in which the attraction resides remained closed until February 2006. The Odyssey attraction sustained minimal damage and we were able to safely remove all irreplaceable artifacts and valuables including coins and other high-value items. Odyssey carries $4.5 million of insurance coverage for the attraction including property and business income. A preliminary insurance claim was filed in January 2006 and a revised claim in April 2006. However, we presently cannot estimate the amount of insurance proceeds we may receive. On February 15, 2006, we re-opened Odyssey’s Shipwreck & Treasure Adventure in New Orleans. Unlike the rest of the city, the French Quarter escaped mostly intact and tourists are slowly returning to the area.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – SEGMENT REPORTING – continued

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Three months ended March 31, 2006
Revenues from external customers	$818	$47	$865
Income (loss) before income taxes	$(3,324)	$(605)	$(3,929)
Segment assets	$29,317	$4,806	$34,123

Three months ended March 31, 2005
Revenues from external customers	$3,350	$—	$3,350
Income (loss) before income taxes	$19	$(126)	$(107)
Segment assets	$34,867	$—	$34,867

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our report on Form 10-K for the year ended December 31, 2005.

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

Overview

Odyssey Marine Exploration, Inc. is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. We employ advanced state-of-the-art technology, including side scan sonar, remotely operated vehicles, or ROVs, and other advanced technology, that enables us to locate and recover shipwrecks at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep-ocean search and recovery. Odyssey is a Nevada corporation formed on March 5, 1986.

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

Our shipwreck exploration segment continues to rely significantly on the recovered shipwreck cargoes as a primary source of raw materials. The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks. If we are not successful in the exploration and recovery of shipwrecks, we may not have sufficient raw materials to sell.

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

We held the grand opening of our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. The Jax Brewery building in which the attraction resides remained closed until February 2006. The Odyssey attraction sustained minimal damage and we were able to safely remove all irreplaceable artifacts and valuables including coins and other high-value items. Odyssey carries $4.5 million of insurance coverage for the attraction including property and business income. A preliminary insurance claim was filed in January 2006 and a revised claim in April 2006. However, we presently cannot estimate the amount of insurance proceeds we may receive.

On February 15, 2006, we re-opened Odyssey’s Shipwreck & Treasure Adventure in New Orleans. Unlike the rest of the city, the French Quarter escaped mostly intact and tourists are slowly returning to the area. We continue to evaluate our business alternatives for our second attraction currently in development.

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Three months ended March 31, 2006
Revenues from external customers	$818	$47	$865
Income (loss) before income taxes	$(3,324)	$(605)	$(3,929)
Segment assets	$29,317	$4,806	$34,123

Three months ended March 31, 2005
Revenues from external customers	$3,350	$—	$3,350
Income (loss) before income taxes	$19	$(126)	$(107)
Segment assets	$34,867	$—	$34,867

Operational Update

In the past, we have from time to time disclosed information concerning each of our existing and planned search operations. Also, we may have entered into agreements with parties who have provided information regarding specific targets. In order to protect the identities of the targets of our planned search operations, we have decided to defer disclosing specific information relating to our search targets or agreements until we have located the targeted shipwreck or shipwrecks and determined a course of action to protect our property rights.

We resumed search operations on the “Atlas” project in April utilizing a ship equipped with Odyssey’s advanced side-scan, magnetometer and other proprietary technology. In addition, Odyssey’s MaxRover ROV, nicknamed “CLIO,” has been relocated to the “Atlas” search area to be used for site inspections.

The 2005 search operations in the “Atlas” area resulted in the mapping of over 4,600 square miles of the search area. Results include the discovery of 2,421 anomalies on the sea floor using an advanced high-resolution side-scan sonar system. After post-processing data, over 1,100 of those anomalies were selected for possible further examination. Of those, 577 sites have been inspected and at least 180 are believed to be manmade or shipwreck sites.

Our research indicates that a minimum of five high-value shipwrecks are in the “Atlas” search area. (For reasons of security and strategic confidentiality, the Company does not disclose the location of the “Atlas” area.)

Odyssey’s 251’ deep-ocean archaeological platform, the Odyssey Explorer continues to work on deep-ocean projects in the Mediterranean. For security reasons, information relating to these projects may not be disclosed until completion of recovery operations.

HMS Sussex

In March 2006, we submitted an archaeological plan which addressed all issues raised by the Autonomous Region of Andalucia and the central Spanish government in reference to the ongoing HMS Sussex project. We are awaiting final comments and approval of the plan before continuing operations on that shipwreck.

HMS Sussex was an 80-gun English warship lost in a severe storm in the western Mediterranean in 1694. Research suggests the Sussex was carrying a large cargo of coins when she sank. Odyssey believes it has located the shipwreck of HMS Sussex and has signed an exclusive partnering agreement with the legal owner of the shipwreck, the Government of the United Kingdom, for the archaeological excavation of the shipwreck.

We have completed to the satisfaction of the Government of the United Kingdom all work detailed Phase 1A of the Sussex archaeological project plan. We have also completed a portion of Phase 1B. (A public version of the project plan is available for viewing at (www.shipwreck.net.)

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

The dollar values discussed below, except as otherwise indicated, are approximations to the nearest $100,000.

	(Unaudited)
			Incr/(Decr)
	2006	2005	$ Var	% Var
Revenue	$.9	$3.4	$(2.5)	(74)%

Cost of sales	.1	.2	(.1)	(47)%
Marketing, general & administrative	2.4	1.9	.5	25%
Operations & research	2.3	1.3	1.0	73%

Total cost and expenses	$4.8	$3.4	$1.4	39%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2006 and 2005 were $.9 million and $3.4 million, respectively, representing sales volume of gold and silver coins of approximately 180 coins in 2006 and 480 coins in 2005. We continue to sell numismatic coins to independent coin dealers. The decrease of $2.5 million in 2006 is primarily due to a lower availability of high-value numismatic gold coins and sales to fewer independent coin dealers. Our experience has shown that many of these independent dealers are primarily interested in higher quality numismatic gold coins. As our availability of these higher quality gold coins diminishes, we expect the number of independent dealers interested in our coins to be reduced. We are continuing to develop additional indirect sales channels to supplement our sales to independent coin dealers of our non-graded gold, shipwreck effect silver coins and for other merchandise. While significant revenue has not yet been realized from these new indirect sales channels, we are building additional distribution for Odyssey shipwreck products, which should begin producing revenue during 2006.

We continued to develop retail distribution of coins, artifacts and merchandise in our direct retail sales channels where our gross margins are higher. While these sales increased in the first quarter 2006 relative to 2005, our overall expectations have not yet been achieved. After investigating opportunities to increase revenue and reduce expenses without compromising the overall strategic business plan, we decided to restructure our business development and sales functions. Based on several favorable tests, direct sales (inbound and outbound call center and related infrastructure) have been outsourced to an experienced direct marketing call center partner so that the internal business development team can focus on business to business (wholesale) sales channels and joint venture opportunities.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2006 and 2005 was 13% and 6%, respectively. The lower cost of sales percentage in 2005 is attributable to a high sales mix of gold versus silver coins.

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

Marketing, general and administrative expenses were $2.4 million in 2006 as compared to $1.9 million in 2005. Of the $.5 million increase, $.2 million resulted from advertising expenses primarily associated with our direct sales effort. Additionally, $.2 million related to our themed attractions segment for continuing and extra expenses of our closed New Orleans attraction, as a result of Hurricane Katrina, prior to re-opening on February 15, 2006. Also, $.1 million was attributable to general and administration expenses, information technology and professional services.

Operations and research expenses were $2.3 million in 2006, compared to $1.3 million in 2005. Of the $1.0 million increase, $.7 million was due to vessel recovery costs not being capitalized during 2006, and $.3 million was due to operations costs of our themed attractions segment, primarily associated with our New Orleans attraction which re-opened in February 2006 and was closed in 2005.

Liquidity and Capital Resources

Source and Use of Funds

Net cash used in operating activities in the first three months of 2006 was $4.0 million. Cash used in operating activities for the first three months of 2006 primarily reflected an operating loss of $3.9 million, a decrease of working capital of $.6 million offset by depreciation of $.5 million. Net cash used in operating activities for 2005 of $2.0 million primarily represented a decrease in working capital consisting of an increase in inventory, accounts receivable and other assets and a decrease in accrued expenses.

Cash flows used in investing activities were $.2 million and $2.3 million for the first quarter in 2006 and 2005, respectively. Cash used in investing activities for the first three months of 2006 primarily reflected purchase of property and equipment for our shipwreck exploration segment. Cash used in investing activities in 2005 primarily reflected the purchase of property and equipment of $.5 million, capital expenditures related to our themed attraction segment of $1.7 million and other building improvements.

Cash flows provided by financing activities were $9.0 million and $6.5 million for the first quarter of 2006 and 2005, respectively. In 2006, the cash provided by financing activities primarily included $8.8 million from the sale of Series D Convertible Preferred Stock and $.3 million proceeds from the issuance of common stock related to the exercise of employee stock options. Cash provided by financing activities in 2005 included $6.9 million of proceeds received from the issuance of common stock offset by $.4 million in brokerage commissions on the private offering.

General

At March 31, 2006, we had cash and cash equivalents of $8.1 million, an increase of $4.8 million from the December 31, 2005 balance of $3.3 million. Working capital and the ratio of current assets to current liabilities were $12.5 million and 9.7 to 1, respectively at March 31, 2006, compared with $7.6 million and 3.9 to 1, respectively, at December 31, 2005.

During March 2006, we received approximately $8.8 million from the sale of 2.5 million shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share, at $3.50 per share to five funds controlled by two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one (1) share of Common Stock for every one (1) share of Series D Preferred Stock. The net proceeds from the preferred stock offering will be used for general corporate purposes.

During March 2006, we entered into an Amended and Restated Revolving Credit Agreement with Mercantile Bank (the “Bank”). The Amended and Restated Credit Agreement replaces the Company’s prior agreement with the Bank. The Amended and Restated Agreement reduced the amount of the commitment from the Bank from a $6 million revolving credit facility to a $3 million credit facility. The $4 million of gold coins previously collateralized were removed from the amended agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty-five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The Company will also be required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company is required to comply with a number of covenants including maintaining a minimum stockholders’ equity of $20,000,000, which would increase annually by an amount equal to fifty percent of any after-tax net income.

Based upon current expectations, we believe our cash and cash equivalents, cash generated from operations, bank credit facility and proceeds from recent equity offering will satisfy our working capital requirements for at least 2006. However, we anticipate we will continue to incur net losses in 2006. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We were optimistic our search and recovery efforts in 2005 would have been more successful than what we achieved. However, we remain confident that we have several potential high-value shipwreck targets which could be recovered in 2006. However, our current estimates do not include monetizing any assets for shipwrecks which may be recovered in 2006. We may be required to reduce budgeted expenses if sales estimates are not attained. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we may be required to raise additional capital through other financing activities.

Off Balance Sheet Requirements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

New Accounting Pronouncements

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The company adopted SFAS No. 123R using the modified- prospective method, which requires the company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. During the three months ended March 31, 2006, the company recorded $41,508 of share-based compensation expense. Previous periods have not been restated. See Note B. for further details.

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

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc., against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiff’s allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The parties continue to engage in discovery. On April 19, 2006, the South Carolina court heard arguments on the Motion, but as of yet has not issued a ruling. Management believes the lawsuit is without merit and intends to vigorously defend the action.

ITEM 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2006, that have not been reported in a Current Report on Form 8-K.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 10, 2006	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial Officer and
Authorized Officer