Form 10-Q
period 2006-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2006-08-07
CIK 798528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 25, 2006 was 46,127,678.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,880,641	$3,283,331
Accounts receivable, net	1,501,183	1,527,913
Inventory	4,412,908	4,728,394
Other current assets	304,193	729,678

Total current assets	10,098,925	10,269,316

PROPERTY AND EQUIPMENT
Equipment and office fixtures	13,828,938	10,745,738
Building and land	4,040,824	3,973,988
Accumulated depreciation	(3,800,981)	(2,738,572)

Total property and equipment	14,068,781	11,981,154

OTHER ASSETS
Inventory (non current)	6,035,046	5,839,914
Attraction development	1,241,141	1,172,475
Other non current assets	917,141	927,599

Total other assets	8,193,328	7,939,988

Total assets	$32,361,034	$30,190,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$478,337	$601,129
Accrued expenses	1,139,228	1,843,261
Mortgage and loans payable	355,159	111,433
Deposits	32,652	103,069

Total current liabilities	2,005,376	2,658,892

LONG TERM LIABILITIES
Mortgage and loans payable	3,273,939	1,758,333
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	4,161,439	2,645,833

Total liabilities	6,166,815	5,304,725

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 6,800,000 and 9,300,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible - $.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 2,500,000 and 0 shares authorized, issued and outstanding	250	—
Common stock - $.0001 par value; 100,000,000 Shares authorized; 46,127,678 and 45,823,224 issued and outstanding	4,613	4,582
Additional paid-in capital	53,298,560	43,870,228
Accumulated deficit	(27,109,204)	(18,989,077)

Total stockholders’ equity	26,194,219	24,885,733

Total liabilities and stockholders’ equity	$32,361,034	$30,190,458

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	June 30, 2006	June 30, 2005
REVENUE	$1,957,834	$3,825,818

OPERATING EXPENSES
Cost of sales	259,607	353,809
Marketing, general & administrative	2,182,985	2,386,394
Operations & research	3,737,932	2,737,795

Total operating expenses	6,180,524	5,477,998

INCOME (LOSS) FROM OPERATIONS	(4,222,690)	(1,652,180)

OTHER INCOME (EXPENSE)
Interest income	56,158	6,969
Interest expense	(36,077)	(28,236)
Other	11,170	28,312

Total other income (expense)	31,251	7,045

INCOME (LOSS) BEFORE INCOME TAXES	(4,191,439)	(1,645,135)
Income tax benefit (provision)	—	564,468

NET INCOME (LOSS)	(4,191,439)	(1,080,667)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(.09)	$(.03)
Weighted average number of common shares outstanding
Basic and diluted	46,108,337	41,686,862

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Six Months Ended
	June 30, 2006	June 30, 2005
REVENUE	$2,823,013	$7,175,334

OPERATING EXPENSES
Cost of sales	373,937	570,097
Marketing, general & administrative	4,584,346	4,307,321
Operations & research	6,001,987	4,050,250

Total operating expenses	10,960,270	8,927,668

INCOME (LOSS) FROM OPERATIONS	(8,137,257)	(1,752,334)

OTHER INCOME (EXPENSE)
Interest income	69,860	15,497
Interest expense	(78,197)	(56,746)
Other	25,467	41,823

Total other income (expense)	17,130	574

INCOME (LOSS) BEFORE INCOME TAXES	(8,120,127)	(1,751,760)
Income tax benefit (provision)	—	659,188

NET INCOME (LOSS)	(8,120,127)	(1,092,572)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(.18)	$(.03)

Weighted average number of common shares outstanding
Basic and diluted	46,035,499	40,488,485

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(8,120,127)	$(1,092,572)
Adjustments to reconcile net loss to net cash used by operating activity:
Deferred income taxes	—	(1,040,126)
Depreciation and amortization	1,068,726	554,058
(Gain) Loss on disposal of equipment	—	40,451
Share-based compensation	310,545	—
Tax benefit related to exercise of employee Stock options	—	380,938
(Increase) decrease in:
Accounts receivable	(10,017)	214,156
Inventory	120,354	(644,367)
Other assets	412,834	(11,050)
Increase (decrease) in:
Accounts payable	(122,789)	134,967
Customer deposits	(70,417)	(10,518)
Accrued expenses	(650,497)	(1,111,883)

NET CASH (USED) IN OPERATING ACTIVITIES	(7,061,388)	(2,585,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,150,036)	(1,018,169)
Proceeds from sale of equipment	—	49,647
Attraction development	(68,666)	(2,629,927)
Purchase of building improvements	—	(168,032)

NET CASH (USED) IN INVESTING ACTIVITIES	(3,218,702)	(3,766,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	413,068	8,276,000
Proceeds from issuance of preferred stock	8,750,000	—
Broker commission and fees on private offering	(45,000)	(445,000)
Proceeds from mortgage and loans payable	3,314,583	—
Repayment of mortgage and loans payable	(1,555,251)	(112,267)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,877,400	7,718,733

NET INCREASE IN CASH	597,310	1,366,306
CASH AT BEGINNING OF PERIOD	3,283,331	3,050,721

CASH AT END OF PERIOD	$3,880,641	$4,417,027

SUPPLEMENTARY INFORMATION:
Interest paid	$30,491	$51,484
Income taxes paid	$—	$—
NON CASH TRANSACTIONS:
Depreciation capitalized as inventory	$—	$72,912
Accounts receivable paid by services	$53,539	$—
Accrued compensation paid by common stock	$—	$100,000

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

During June 2006, we entered into a mortgage loan for $2.5 million with Carolina First Bank for the refinancing of our corporate office building. At the closing of this loan, the outstanding amount of approximately $1.8 million due on the original mortgage with Bank of Tampa was paid in full.

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2006, results of operations, and cash flows for the interim periods presented. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition and Accounts Receivable

Revenue from sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. Bad debts are recorded as identified and no allowance for bad debts has been recorded. A return allowance is established for sales which have a right of return. Accounts receivable is stated net of any recorded allowance for returns.

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

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2006, we did not own United States Treasury Bills with a maturity greater than three months.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives which are normally between five and ten years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Depreciation expense capitalized was directly related to our vessel Odyssey Explorer and supporting equipment during the SS Republic excavation.

Depreciation expense is summarized as follows:

	Six Months Ended		Three Months Ended
	June 30 2006	June 30 2005	June 30 2006	June 30 2005
Depreciation expense	$1,062,228	$626,970	$597,914	$326,787
Less depreciation capitalized to inventory	—	72,912	—	—

Net depreciation expense	$1,062,228	$554,058	$567,914	$326,787

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

For the periods ending June 30, 2006 and 2005 in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive. The potential common shares, in the table following, represent potential common shares from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Average market price during the period	$3.25	$3.51	$2.81	$4.32
In the money potential common shares excluded	410,922	1,744,312	317,287	2,526,603
Out of the money options excluded:
Stock Options with an exercise price of $3.50 per share	665,000	—	665,000	—
Stock Options with an exercise price of $4.00 per share	402,000	5,000	402,000	—
Stock Options with an exercise price of $5.00 per share	495,000	595,000	495,000	595,000
Warrants with an exercise price of $3.50 per share	3,170,000	—	3,170,000	—
Warrants with an exercise price of $5.25 per share	100,000	—	100,000	—

Anti dilutive warrants and options excluded from EPS	5,242,922	2,344,312	5,149,287	3,121,603

Weighted average potential common shares having an anti-dilutive effect on diluted earnings per share from Series D Preferred Stock outstanding that were excluded from potential common shares are as follows:

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average potential common shares from Series D Preferred Stock excluded from computation of diluted earnings per share	1,491,713	—	2,500,000	—

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The following is a reconciliation of the numerators and denominators used in computing basic and diluted loss per share:

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator, basic and diluted net loss	$(8,120,127)	$(1,092,572)	$(4,191,439)	$(1,080,667)
Denominator:
Weighted average common shares outstanding basic	46,035,499	40,488,485	46,108,337	41,686,862
Effect of potential common shares	—	—	—	—

Weighted average common shares basic and diluted	46,035,499	40,488,485	46,108,337	41,686,862

Loss per share basic and diluted	$(.18)	$(.03)	$(.09)	$(.03)

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

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements for periods beginning on or after January 1, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during the three and six-month periods ended June 30, 2006 include compensation expense for the share-based compensation awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting FAS 123(R), $269,037 and $310,545 of share-based compensation was charged against income for the three and six-month periods ended June 30, 2006. During the three months ended March 31, 2006, we granted stock options from the 2005 Stock Incentive Plan which was approved at the annual Shareholder meeting on May 5, 2006. Therefore, since these instruments were granted from an unapproved plan as of March 31, 2006, in conformity with FAS 123(R), $101,871 of compensation expense relating to the first quarter of 2006 was recorded during the three month period ended June 30, 2006, the period during which the Shareholders’ approved the 2005 Stock Incentive Plan. For the three and six-month periods ended June 30, 2005, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation,” to share-based employee compensation.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net income (loss):
As reported	$(1,092,572)	$(1,080,667)
Pro forma adjustment for compensation, net of tax	(448,509)	(130,822)

Pro forma	$(1,541,081)	$(1,211,4889)

Basic income (loss) per share:
As reported	$(.03)	$(.03)
Pro forma	$(.04)	$(.03)
Diluted income (loss) per share:
As reported	$(.03)	$(.03)
Pro forma	$(.04)	$(.03)

The weighted average estimated fair value of stock options granted during the three-month periods ended June 30, 2006 and 2005 was $1.52 and $2.18 respectively. The weighted average estimated fair value was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows:

	3 Month Period Ended
	June 30, 2006	June 30, 2005
Risk-free interest rate	4.8-5.0%	3.7%
Expected volatility of common stock	60.4%	62.5%
Dividend Yield	0%	0%
Expected life of options	4-5 years	4 years

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

NOTE C - INVENTORY

Our inventory consisted of the following:

	June 30, 2006	December 31, 2005
Artifacts	$9,204,536	$9,320,343
Merchandise	643,894	634,558
Packaging	599,524	613,407

Total Inventory	$10,447,954	$10,568,308

Of these amounts $6,035,046 and $5,839,914 are classified as non-current as of June 30, 2006 and December 31, 2005, respectively.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES

As of June 30, 2006, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $39 million. The NOL will expire in various years ending through the year 2026.

For the six-month periods ended June 30, 2006 and 2005, the components of the provision for income taxes (benefit) are attributable to continuing operations as follows:

	June 30, 2006	June 30, 2005
Current
Federal	$—	$—
State	—	—

	$—	$—
Deferred
Federal	$—	$(562,841)
State	—	(96,347)

	$—	$(659,188)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$14,495,479
Accrued expenses	94,479
Reserve for accounts receivable	92,748
Stock option expense	125,604
Less: valuation allowance	(10,942,170)

$3,866,140
Deferred tax liability:
Property and equipment basis	$71,319
Prepaid expenses	30,847
Inventory reserve	10,987
Excess of tax over book depreciation	476,255
Artifacts recovery costs	3,276,732

$3,866,140

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at June 30, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks and thus a valuation allowance has been recorded as of June 30, 2006.

The change in the valuation allowance is as follows:

June 30, 2006	$10,942,170
December 31, 2005	$7,791,859

Change in valuation allowance	$3,150,311

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES - continued

Income taxes for the six month periods ended June 30, 2006 and 2005 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	June 30, 2006	June 30, 2005
Expected provision (benefit)	$(2,760,843)	$(595,598)
State income taxes net of federal benefits	(177,164)	(100,241)
Nontaxable (income) expense	7,101	8,845
Stock options exercised	(214,659)	—
Change in valuation allowance	3,150,311	(10,993)
Effects of:
Change in rate estimate	—	39,099
Other, net	(4,746)	—

	$—	$(659,188)

During the six-month periods ended June 30, 2006 and 2005, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $105,586 and $380,938 respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

NOTE E - CONTINGENCIES

Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiff’s allegations included breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs alleged that their research, which was provided to Seahawk, led to the discovery of the SS Republic and sought an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants alleged that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The final arguments on the Motion were heard by the South Carolina court on April 19, 2006. On June 9, 2006, the court granted in favor of the defendants and the plaintiff’s complaint was dismissed. The Plaintiff’s filed a Motion for Rehearing which has been scheduled to be heard by the Court on September 2, 2006.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

NOTE F – RELATED PARTY TRANSACTIONS

During the three and six-months ended June 30, 2005, a construction company, owned by the stepson of an officer of the Company was paid for renovation services on our corporate headquarters building amounting to $23,314 and 100,475, respectively. Also, the spouse of a Company officer performed logo design services for the same periods amounting to $1,725 and $3,525, respectively.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Revolving credit facility	$9,098	$11,433
Mortgage payable	2,500,000	1,858,333
Loan payable	1,120,000	—

	$3,629,098	$1,869,766

Revolving Credit Facility

On March 29, 2006, we entered into an Amended and Restated Revolving Credit Agreement with Mercantile Bank. The Amended and Restated Credit Agreement replaces the Company’s prior agreement with the Bank. The Amended and Restated Agreement reduced the amount of the commitment from the Bank from a $6 million revolving credit facility to a $3 million revolving credit facility. The $4 million of gold coins previously collateralized were removed from the amended agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The Company will also be required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company is required to comply with a number of covenants including maintaining a minimum stockholders’ equity of $20,000,000, which amount may be increased after the first year.

Mortgage Payable

During June 2006, we entered into a mortgage loan for $2.5 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaces the original mortgage held by the Bank of Tampa. The mortgage loan is due on June 1, 2009 with monthly payments based on a 20 year amortization schedule. Interest is at a fixed annual rate of 7.5%. Of the principal amount due on the mortgage $58,061 is classified as a current liability. This debt is secured by the related mortgaged real property as well as being cross-collateralized with the coins used to secure the Amended and Restated Revolving Credit Agreement with Mercantile Bank.

Loan Payable

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) of which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect for the first payment period is 8.3%. The first three months of the agreement requires interest only payments followed by principle payments of $32,000 plus interest over the remaining life of the loan. Mercantile Bank holds the ROV as collateral for this loan agreement.

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies included in Note B. Management evaluates the operating results of each of its segments based upon revenues and operating income (loss) before taxes. Corporate overhead including legal, finance, human resources, information technology, real estate facilities, as well as share-based compensation, is included within the shipwreck exploration segment and not allocated to themed attractions.

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

On February 15, 2006, we re-opened Odyssey’s Shipwreck & Treasure Adventure in New Orleans. The local tourist and resident markets have not yet recovered from the devastating impact of Hurricane Katrina. Our attraction has yet to reach a breakeven attendance level since the re-opening. As a result, on July 28, 2006 we provided written notice to the landlord, in accordance with the provisions of our lease agreement, exercising our right to terminate the lease effective January 31, 2007. We plan to relocate our attraction to another market in the latter part of 2006 and are currently researching alternatives. We continue to evaluate our business alternatives for our second attraction currently in development.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – SEGMENT REPORTING - continued

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Three months ended June 30, 2006
Revenues from external customers	$1,873	$85	$1,958
Income (loss) before income taxes	$(3,614)	$(577)	$(4,191)
Segment assets	$27,795	$4,566	$32,361
Three months ended June 30, 2005
Revenues from external customers	$3,826	$—	$3,826
Income (loss) before income taxes	$(1,273)	$(372)	$(1,645)
Segment assets	$35,406	$276	$35,682
Six months ended June 30, 2006
Revenues from external customers	$2,691	$132	$2,823
Income (loss) before income taxes	$(6,939)	$(1,181)	$(8,120)
Segment assets	$27,795	$4,566	$32,361
Six months ended June 30, 2005
Revenues from external customers	$7,175	$—	$7,175
Income (loss) before income taxes	$(1,254)	$(498)	$(1,752)
Segment assets	$35,406	$276	$35,682

NOTE K – SUBSEQUENT EVENT

On February 15, 2006, we re-opened Odyssey’s Shipwreck & Treasure Adventure in New Orleans. The local tourist and resident markets have not yet recovered from the devastating impact of Hurricane Katrina. Our attraction has yet to reach a breakeven attendance level since the re-opening. As a result, on July 28, 2006 we provided written notice to the landlord, in accordance with the provisions of our lease agreement, exercising our right to terminate the lease effective January 31, 2007. The attraction is scheduled for closure during September, 2006. As a result of this lease termination, we will incur charges against income relating to the closure which will include the write off leasehold improvements of approximately $.3 million.

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

On February 15, 2006, we re-opened Odyssey’s Shipwreck & Treasure Adventure in New Orleans. The local tourist and resident markets have not yet recovered from the devastating impact of Hurricane Katrina. Our attraction has yet to reach a breakeven attendance level since the re-opening. As a result, on July 28, 2006 we provided written notice to the landlord, in accordance with the provisions of our lease agreement, exercising our right to terminate the lease effective January 31, 2007. The attraction is scheduled for closure during September, 2006. As a result of this lease termination, we will incur charges against income relating to the closure which will include the write off leasehold improvements of approximately $.3 million. We plan to relocate our attraction to another market in the latter part of 2006 and are currently researching alternatives. We continue to evaluate our business alternatives for our second attraction currently in development.

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Three months ended June 30, 2006
Revenues from external customers	$1,873	$85	$1,958
Income (loss) before income taxes	$(3,614)	$(577)	$(4,191)
Segment assets	$27,795	$4,566	$32,361
Three months ended June 30, 2005
Revenues from external customers	$3,826	$—	$3,826
Income (loss) before income taxes	$(1,273)	$(372)	$(1,645)
Segment assets	$35,406	$276	$35,682
Six months ended June 30, 2006
Revenues from external customers	$2,691	$132	$2,823
Income (loss) before income taxes	$(6,939)	$(1,181)	$(8,120)
Segment assets	$27,795	$4,566	$32,361
Six months ended June 30, 2005
Revenues from external customers	$7,175	$—	$7,175
Income (loss) before income taxes	$(1,254)	$(498)	$(1,752)
Segment assets	$35,406	$276	$35,682

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

For the first time in Odyssey’s history, we have three large research ships (The Odyssey Explorer, a leased vessel, and Odyssey’s newly purchased search vessel) working simultaneously on major shipwreck expeditions.

Odyssey’s leased vessel continues to conduct side-scan and magnetometer search operations and anomaly inspections for the “Atlas” search project. The new search vessel recently purchased by the Company has also mobilized and at this time is conducting inspections on targets which have already been located.

Odyssey’s 251’ deep-ocean archaeological platform, the Odyssey Explorer is presently conducting operations. For security reasons, information relating to these operations may not be disclosed until completion of recovery operations if and when they occur.

This year’s expansion of our search and excavation capabilities and operations reflects our focus and commitment to our core business - finding shipwrecks of significant value.

HMS Sussex

In March 2006, we submitted an archaeological plan which addressed issues raised by the Autonomous Region of Andalucia and the central Spanish government in reference to the ongoing HMS Sussex project. In May 2006, a response was received from the Ministry of Foreign Affairs with several technical questions raised by the Junta of Andalucia. In early June, we provided clarification on these points to the Kingdom of Spain’s Ministry of Foreign Affairs through the offices of the Embassy of the United Kingdom. As part of the archaeological plan, we have agreed to undertake additional survey operations in the area and to provide Andalucia with a detailed survey of the region’s underwater cultural heritage in deep water, as well as assistance in developing a plan for managing those resources.

Odyssey is continuing to work in a cooperative manner with the Junta of Andalucia and the central Spanish government and is awaiting final comments on the plan before resuming operations on the shipwreck believed to be HMS Sussex. Based on communications from the Spanish Government and other sources, we anticipate that the archaeological plan will be deemed acceptable and we plan to begin work on the Sussex project later in 2006 according to a schedule which allows us to continue work on one of our other projects until its weather window closes in the fall.

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

Odyssey has completed to the satisfaction of the Government of the United Kingdom all work detailed in Phase 1A of the Sussex archaeological project plan. The Company has also completed a portion of Phase 1B. (A public version of the project plan is available for viewing at www.shipwreck.net.)

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

	(Unaudited) (dollars in millions)
			Incr/(Decr)
	2006	2005	$ Var	% Var
Revenue	$2.0	$3.8	$(1.8)	(49)%

Cost of sales	.3	.4	(.1)	(27)%
Marketing, general & administrative	2.2	2.3	(.1)	(4)%
Operations & research	3.7	2.8	.9	32%

Total cost and expenses	$6.2	$5.5	$.7	13%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2006 and 2005 were $2.0 million and $3.8 million, respectively, representing sales volume of gold and silver coins of approximately 640 coins in 2006 and 825 coins in 2005. We continue to sell numismatic coins to independent coin dealers. The decrease of $1.8 million in 2006 is primarily due to a lower availability of high-value numismatic gold coins, sales to fewer independent coin dealers and a shift to a higher volume of lower priced silver coins. Our experience has shown that many of these independent dealers are primarily interested in higher quality numismatic gold coins. As our availability of these higher quality gold coins diminishes, we expect the number of independent dealers interested in our coins to be reduced. Also, included in our revenue for 2006 was $.1 million of admissions and merchandise sales from our themed attractions segment. All of our revenue for 2006 and 2005 is U.S. domestic-based.

After investigating opportunities to increase revenue and reduce expenses without compromising the overall strategic business plan, we decided to restructure our business development and sales functions. Based on several favorable tests, direct sales (inbound and outbound call center and related infrastructure) have been outsourced to an experienced direct marketing call center partner so that the internal business development team can focus on indirect (wholesale) sales channels and joint venture opportunities. While the marketing programs associated with this restructuring are still ramping up, initial results are positive. Marketing channel tests currently underway - including direct mail, outbound telesales, financial newsletter inserts and catalog sales - are generating sales results at or above forecast levels. We plan to add additional channels to this mix in the near future.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2006 and 2005 was 13% and 9%, respectively. The lower cost of sales percentage in 2005 is attributable to a high sales mix of gold versus silver coins.

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

Marketing, general and administrative expenses were $2.2 million in 2006 as compared to $2.3 million in 2005. The decrease of $.1 million is primarily related to lower marketing expenses of $.3 million offset by higher shared-based compensation costs related to adoption of FASB 123R in 2006.

Operations and research expenses were $3.7 million in 2006, compared to $2.8 million in 2005. Of the $.9 million increase, $.5 million was due to vessel operating expenses primarily due to additional usage of our leased vessel and mobilization expenses associated with our recently purchased vessel, and $.4 million was due to operations costs of our themed attractions segment, primarily associated with our New Orleans attraction which re-opened in February 2006 and was closed in 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

	(Unaudited) (dollars in millions)
			Incr/(Decr)
	2006	2005	$ Var	% Var
Revenue	$2.8	$7.2	$(4.4)	(61)%

Cost of sales	.4	.6	(.2)	(34)%
Marketing, general & administrative	4.6	4.2	.4	9%
Operations & research	6.0	4.1	1.9	45%

Total cost and expenses	$11.0	$8.9	$2.1	23%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2006 and 2005 were $2.8 million and $7.2 million, respectively, representing sales volume of gold and silver coins of approximately 825 coins in 2006 and 1,300 coins in 2005. We continue to sell numismatic coins to independent coin dealers. The decrease of $4.4 million in 2006 is primarily due to a lower availability of high-value numismatic gold coins, sales to fewer independent coin dealers and a shift to a higher volume of lower priced silver coins. Our experience has shown that many of these independent dealers are primarily interested in higher quality numismatic gold coins. As our availability of these higher quality gold coins diminishes, we expect the number of independent dealers interested in our coins to be reduced. Also, included in our revenue for 2006 was $.1 million of admissions and merchandise sales from our themed attractions segment. All of our revenue for 2006 and 2005 is U.S. domestic-based.

After investigating opportunities to increase revenue and reduce expenses without compromising the overall strategic business plan, we decided to restructure our business development and sales functions. Based on several favorable tests, direct sales (inbound and outbound call center and related infrastructure) have been outsourced to an experienced direct marketing call center partner so that the internal business development team can focus on indirect (wholesale) sales channels and joint venture opportunities. While the marketing programs associated with this restructuring are still ramping up, initial results are positive. Marketing channel tests currently underway - including direct mail, outbound telesales, financial newsletter inserts and catalog sales - are generating sales results at or above forecast levels. We plan to add additional channels to this mix in the near future.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2006 and 2005 was 13% and 8%, respectively. The lower cost of sales percentage in 2005 is attributable to a high sales mix of gold versus silver coins.

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

Marketing, general and administrative expenses were $4.6 million in 2006 as compared to $4.2 million in 2005. Of the $.4 million increase, $.3 million is related to higher shared-based compensation costs related to adoption of FASB 123R in 2006.

Operations and research expenses were $6.0 million in 2006, compared to $4.1 million in 2005. Of the $1.9 million increase, $.6 was due to vessel recovery costs not capitalized in 2006, $.6 million was due to vessel operating expenses primarily due to additional usage of our leased vessel and mobilization expenses associated with our recently purchased vessel in June 2006, $.6 million was due to operations costs of our themed attractions segment, primarily associated with our New Orleans attraction which re-opened in February 2006 and was closed in 2005, and $.1 million was due to additional archeological expenses associated the HMS Sussex project.

Liquidity and Capital Resources

Source and Use of Funds

Net cash used in operating activities in the first six months of 2006 was $7.1 million. Cash used in operating activities for the first six months of 2006 primarily reflected an operating loss of $8.1 million offset by an increase in depreciation ($1.1 million), share based compensation ($.3 million) and other assets ($.4 million) and a decrease in current liabilities of $.8 million. Net cash used in operating activities for 2005 of $2.6 million represented an operating loss of $1.1 million, a decrease in accrued expenses of $1.1 million, and an increase in inventory of $.5 million offset by a decrease in accounts receivable.

Cash flows used in investing activities were $3.2 million and $3.8 million for the first six months in 2006 and 2005, respectively. Cash used in investing activities for the first six months of 2006 primarily reflected purchase of property and equipment for our shipwreck exploration segment which included a remotely operated vehicle (ROV) and a search and inspection vessel. Cash used in investing activities in 2005 primarily represented $2.6 million for attraction exhibits as part of our themed attractions segment and $1.2 million for the purchase of property and equipment and building improvements for our shipwreck exploration segment.

Cash flows provided by financing activities were $10.9 million and $7.7 million for the first six months of 2006 and 2005, respectively. In 2006, the cash provided by financing activities primarily included $9.1 million from the sale of preferred and common stock, $1.1 million of loan proceeds for financing our remotely operated vehicle (ROV) purchase and $.7 million from refinancing our corporate office building. Cash provided by financing activities in 2005 included $8.2 million of proceeds received from the issuance of common stock offset by $.4 million in brokerage commissions and fees on the private offering and a $.1 million mortgage repayment.

General

At June 30, 2006, we had cash and cash equivalents of $3.9 million, an increase of $.6 million from the December 31, 2005 balance of $3.3 million. Working capital and the ratio of current assets to current liabilities were $8.1 million and 5.0 to 1, respectively at June 30, 2006, compared with $7.6 million and 3.9 to 1, respectively, at December 31, 2005.

During March 2006, we received approximately $8.8 million from the sale of 2.5 million shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share, at $3.50 per share to five funds controlled by two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one (1) share of Common Stock for every one (1) share of Series D Preferred Stock. The net proceeds from the preferred stock offering are being used for general corporate purposes and the purchase of marine property and equipment.

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

During June 2006, we entered into a mortgage loan for $2.5 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaces the original mortgage held by the Bank of Tampa. The mortgage loan is due on June 1, 2009 and monthly payments are based on a 20 year amortization schedule. Interest is at a fixed annual rate of 7.5%.

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) of which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect for the first payment period is 8.3%. The first three months of the agreement requires interest only payments followed by principle payments of $32,000 plus interest over the remaining life of the loan.

During July 2006, we received net proceeds of $.5 million from the sale of our smaller search and inspection vessel, the RV Odyssey. These proceeds were used to offset the recent purchase of an additional ship similar in size to the Odyssey Explorer. This additional ship will be equipped with a state-of-the-art side-scan sonar system and a Remotely Operated Vehicle (ROV) to conduct search operations and target inspections.

Based upon current expectations, we believe our cash and cash equivalents, cash generated from operations, bank credit facility and proceeds from our equity offering should satisfy our working capital requirements for 2006. However, we anticipate we will continue to incur net losses in 2006. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. However, we remain confident that we have several potential high-value shipwreck targets which could be recovered in 2006. We may be required to reduce budgeted expenses if sales estimates are not attained. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we may be required to raise additional capital through other financing activities in 2006.

Off Balance Sheet Requirements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

New Accounting Pronouncements

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The company adopted SFAS No. 123R using the modified- prospective method, which requires the company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. During the three and six-month periods ended June 30, 2006, the company recorded $269,037 and $310,545, respectively, of share-based compensation expense. Previous periods have not been restated. See Note B. for further details.

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

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiff’s allegations included breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs alleged that their research, which was provided to Seahawk, led to the discovery of the SS Republic and sought an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants alleged that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The final arguments on the Motion were heard by the South Carolina court on April 19, 2006. On June 9, 2006, the court granted in favor of the defendants and the plaintiff’s complaint dismissed. The Plaintiff’s filed a Motion for Rehearing which has been scheduled to be heard by the Court on September 2, 2006.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2006, that have not been reported in a Current Report on Form 8-K.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 5, 2006, the Company held an Annual Meeting of Shareholders at which John Morris, Gregory Stemm, George Knutsson, David Saul, George Lackman, Jr. and David J. Bederman were each reelected to the Board of Directors. In addition, the Company’s shareholders ratified the appointment of Ferlita, Walsh & Gonzalez, P.A., Certified Public Accountants, as the Company’s auditors, and approved the Company’s 2005 Stock Incentive Plan. The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions, as to each of the matters presented at the meeting. Except for as noted, here were no broker non-votes.

Election of Directors:

Nominees	For	Withheld
John C. Morris	31,310,500	5,038,578
Gregory P. Stemm	31,306,838	5,042,240
George Knutsson	34,320,474	2,028,604
David J. Saul	33,561,036	2,788,042
George E. Lackman, Jr.	34,321,514	2,027,564
David J. Bederman	31,176,488	5,172,590

Appointment of Ferlita, Walsh & Gonzalez, P.A.:

For	Against	Abstain
36,235,629	36,291	77,158

The approval of the Company’s 2005 Stock Incentive Plan

For	Against	Abstain	Broker Non-Votes
17,481,738	1,456,432	416,253	16,994,655

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 7, 2006	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer