Form 10-Q
period 2006-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2006-11-03
CIK 798528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 20, 2006 was 46,146,408.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,361,025	$3,283,331
Accounts receivable, net	1,056,921	1,527,913
Inventory	2,639,393	4,728,394
Other current assets	358,262	729,678

Total current assets	5,415,601	10,269,316

PROPERTY AND EQUIPMENT
Equipment and office fixtures	12,989,725	10,745,738
Building and land	3,709,873	3,973,988
Accumulated depreciation	(4,073,929)	(2,738,572)

Total property and equipment	12,625,669	11,981,154

OTHER ASSETS
Inventory (non current)	7,322,031	5,839,914
Attraction development	1,245,252	1,172,475
Other non current assets	1,162,697	927,599

Total other assets	9,729,980	7,939,988

Total assets	$27,771,250	$30,190,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$562,905	$601,129
Accrued expenses	1,071,325	1,843,261
Mortgage and loans payable	1,947,412	111,433
Deposits	20,090	103,069

Total current liabilities	3,601,732	2,658,892

LONG TERM LIABILITIES
Mortgage and loans payable	3,163,861	1,758,333
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	4,051,361	2,645,833

Total liabilities	7,653,093	5,304,725

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 6,800,000 and 9,300,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible - $.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 2,500,000 and 0 shares authorized, issued and outstanding	250	—
Common stock - $.0001 par value; 100,000,000 Shares authorized; 46,127,678 and 45,823,224 issued and outstanding	4,613	4,582
Additional paid-in capital	53,413,275	43,870,228
Accumulated deficit	(33,299,981)	(18,989,077)

Total stockholders’ equity	20,118,157	24,885,733

Total liabilities and stockholders’ equity	$27,771,250	$30,190,458

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	September 30, 2006	September 30, 2005
REVENUE	$586,778	$986,682

OPERATING EXPENSES
Cost of sales	303,189	190,633
Marketing, general & administrative	1,320,404	2,335,420
Operations & research	5,099,625	3,808,427

Total operating expenses	6,723,218	6,334,480

INCOME (LOSS) FROM OPERATIONS	(6,136,440)	(5,347,798)

OTHER INCOME (EXPENSE)
Interest income	20,517	6,900
Interest expense	(86,179)	(32,365)
Other	11,325	13,127

Total other income (expense)	(54,337)	(12,338)

INCOME (LOSS) BEFORE INCOME TAXES	(6,190,777)	(5,360,136)
Income tax benefit (provision)	—	2,239,053

NET INCOME (LOSS)	(6,190,777)	(3,121,083)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(.13)	$(.07)

Weighted average number of common shares outstanding
Basic and diluted	46,127,678	42,738,172

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Nine Months Ended
	September 30, 2006	September 30, 2005
REVENUE	$3,409,790	$8,162,016

OPERATING EXPENSES
Cost of sales	677,126	760,724
Marketing, general & administrative	5,904,750	6,539,865
Operations & research	11,101,612	7,961,558

Total operating expenses	17,683,488	15,262,147

INCOME (LOSS) FROM OPERATIONS	(14,273,698)	(7,100,131)

OTHER INCOME (EXPENSE)
Interest income	90,377	22,397
Interest expense	(164,376)	(89,112)
Other	36,792	54,950

Total other income (expense)	(37,207)	(11,765)

INCOME (LOSS) BEFORE INCOME TAXES	(14,310,905)	(7,111,896)
Income tax benefit (provision)	—	2,898,241

NET INCOME (LOSS)	(14,310,905)	(4,213,655)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(.31)	$(.10)

Weighted average number of common shares outstanding
Basic and diluted	46,066,563	41,246,622

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(14,310,905)	$(4,213,655)
Adjustments to reconcile net loss to net cash used by operating activity:
Deferred income taxes	—	(3,351,351)
Depreciation and amortization	2,329,004	971,282
(Gain) Loss on disposal of equipment	(252,396)	43,528
Share-based compensation	425,260	—
Tax benefit related to exercise of employee Stock options	—	453,110
(Increase) decrease in:
Accounts receivable	434,245	1,476,947
Inventory	606,884	(853,724)
Other assets	109,420	(286,925)
Increase (decrease) in:
Accounts payable	(38,221)	110,691
Customer deposits	(82,979)	(2,695)
Accrued expenses	(718,401)	(490,311)

NET CASH (USED) IN OPERATING ACTIVITIES	(11,498,089)	(6,143,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,141,016)	(4,083,865)
Proceeds from sale of equipment	550,000	49,647
Attraction development	(72,776)	(1,151,745)
Purchase of building improvements	—	(245,803)

NET CASH (USED) IN INVESTING ACTIVITIES	(1,663,792)	(5,431,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	413,068	13,547,062
Proceeds from issuance of preferred stock	8,750,000	—
Broker commission and fees on private offering	(45,000)	(445,000)
Proceeds from mortgage and loans payable	3,694,583	—
Repayment of mortgage and loans payable	(1,573,076)	(137,267)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,239,575	12,964,795

NET INCREASE (DECREASE) IN CASH	(1,922,306)	1,389,926
CASH AT BEGINNING OF PERIOD	3,283,331	3,050,721

CASH AT END OF PERIOD	$1,361,025	$4,440,647

SUPPLEMENTARY INFORMATION:
Interest paid	$155,425	$87,367
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Depreciation capitalized as inventory	$—	$72,912
Accounts receivable paid by services	$53,539	$—
Accrued compensation paid by common stock	$—	$100,000
Equipment purchased with financing	$1,120,000	$—

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2006, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to the closing of the themed attraction in the New Orleans market during the three months ended September 30, 2006, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements to a life ending September 30, 2006. This resulted in additional depreciation and amortization of $645,249 for the period ended September 30, 2006.

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2006, we did not own United States Treasury Bills with a maturity greater than three months.

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

Depreciation expense is summarized as follows:

	Nine Months Ended		Three Months Ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Depreciation expense	$2,318,715	$1,044,194	$1,256,487	$417,223
Less depreciation capitalized to inventory	—	72,912	—	—

Net depreciation expense	$2,318,715	$971,282	$1,256,487	$417,223

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

For the periods ending September 30, 2006 and 2005 in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive. The potential common shares, in the table following, represent potential common shares from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	Nine Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Average market price during the period	$2.98	$3.87	$2. 46	$4.58

In the money potential common shares excluded	356,743	1,354,888	227,595	1,729,465
Out of the money options excluded:
Stock Options with an exercise price of $2.50 per share	—	—	535,875	—
Stock Options with an exercise price of $3.50 per share	695,000	—	695,000	—
Stock Options with an exercise price of $4.00 per share	387,250	8,000	387,250	—
Stock Options with an exercise price of $5.00 per share	495,000	595,000	495,000	595,000
Warrants with an exercise price of $3.50 per share	3,170,000	—	3,170,000	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	100,000

Total Anti dilutive warrants and options excluded from EPS	5,203,993	2,057,888	5,610,720	2,424,465

Weighted average potential common shares having an anti-dilutive effect on diluted earnings per share from Series D Preferred Stock outstanding that were excluded from potential common shares are as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Weighted average potential common shares from Series D Preferred Stock excluded from computation of diluted earnings per share	1,831,502	—	2,500,000	—

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The following is a reconciliation of the numerators and denominators used in computing basic and diluted loss per share:

	Nine Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator, basic and diluted net loss	$(14,310,905)	$(4,213,655)	$(6,190,777)	$(3,121,083)
Denominator:
Weighted average common shares outstanding basic	46,066,563	41,246,622	46,127,678	42,738,172
Effect of potential common shares	—	—	—	—

Weighted average common shares basic and diluted	46,066,563	41,246,622	46,127,678	42,738,172

Loss per share basic and diluted	$(.31)	$(.10)	$(.13)	$(.07)

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during the nine-month period ended September 30, 2006 include compensation expense for the share-based compensation awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting FAS 123(R), $114,715 and $425,260 of share-based compensation was charged against income for the three and nine-month periods ended September 30, 2006. For the three and nine-month periods ended September 30, 2005, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation,” to share-based employee compensation.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net income (loss):
As reported	$(4,213,655)	$(3,121,083)
Pro forma adjustment for compensation, net of tax	(1,261,027)	(812,518)

Pro forma	$(5,474,682)	$(3,933,601)

Basic income (loss) per share:
As reported	$(.10)	$(.07)
Pro forma	$(.13)	$(.09)

Diluted income (loss) per share:
As reported	$(.10)	$(.07)
Pro forma	$(.13)	$(.09)

The weighted average estimated fair value of stock options granted during the three-month periods ended September 30, 2006 and 2005 was $0.96 and $2.04 respectively. The weighted average estimated fair value was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows:

	3 Month Period Ended
	September 30, 2006	September 30, 2005
Risk-free interest rate	5.10%	3.9%
Expected volatility of common stock	60.4%	62.4%
Dividend Yield	0%	0%
Expected life of options	4 years	4 years

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

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:

	September 30, 2006	December 31, 2005
Accounts receivable - trade	$793,690	$1,478,869
Accounts receivable - other	350,000	176,442
Accounts receivable - reserve	(86,769)	(127,398)

Total Accounts receivable, net	$1,056,921	$1,527,913

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INVENTORY

Our inventory consisted of the following:

	September 30, 2006	December 31, 2005
Artifacts	$8,745,488	$9,320,343
Merchandise	629,326	634,558
Packaging	586,610	613,407

Total Inventory	$9,961,424	$10,568,308

Of these amounts $7,322,031 and $5,839,914 are classified as non-current as of September 30, 2006 and December 31, 2005, respectively.

NOTE E - INCOME TAXES

As of September 30, 2006, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $44 million. The NOL will expire in various years ending through the year 2026.

For the nine-month periods ended September 30, 2006 and 2005, the components of the provision for income taxes (benefit) are attributable to continuing operations as follows:

	September 30, 2006	September 30, 2005
Current
Federal	$—	$—
State	—	—

	$—	$—
Deferred
Federal	$—	$(2,655,875)
State	—	(242,366)

	$—	$(2,898,241)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$16,447,484
Accrued expenses	79,277
Reserve for accounts receivable	30,572
Start-up costs	107,833
Stock option expense	163,262
Less: valuation allowance	(13,174,545)

$3,653,883

Deferred tax liability:
Property and equipment basis	$69,751
Prepaid expenses	58,136
Inventory reserve	9,071
Excess of tax over book depreciation	385,731
Artifacts recovery costs	3,131,194

$3,653,883

Net deferred tax asset	$—

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As reflected above, we have recorded a net deferred tax asset of $0 at September 30, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized.

Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks and thus a valuation allowance has been recorded as of September 30, 2006.

The change in the valuation allowance is as follows:

September 30, 2006	$13,174,545
December 31, 2005	$7,791,859

Change in valuation allowance	$5,382,686

Income taxes for the nine month periods ended September 30, 2006 and 2005 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	September 30, 2006	September 30, 2005
Expected provision (benefit)	$(4,865,707)	$(2,418,045)
State income taxes net of federal benefits	(184,419)	(167,966)
Nontaxable (income) expense	10,239	19,922
Stock options exercised	(214,659)	—
Change in valuation allowance	5,382,686	(10,993)
Effects of:
Change in rate estimate	(118,363)	(334,898)
Other, net	(9,777)	13,739

	$—	$(2,898,241)

During the nine-month periods ended September 30, 2006 and 2005, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $72,614 and $453,110 respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

NOTE F - CONTINGENCIES

Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiff’s allegations included breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs alleged that their research, which was provided to Seahawk, led to the discovery of the SS Republic and sought an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants alleged that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The final arguments on the Motion were heard by the South Carolina court on April 19, 2006. On June 9, 2006, the court granted in favor of the defendants and the plaintiff’s complaint was dismissed. The Plaintiff’s filed a Motion for Rehearing which was heard by the Court on September 6, 2006. The Court has not yet ruled on the rehearing.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – RELATED PARTY TRANSACTIONS

During the three and nine-months ended September 30, 2005, a construction company, owned by the stepson of an officer of the Company was paid for renovation services on our corporate headquarters building amounting to $3,200 and $103,675, respectively. Also, the spouse of a Company officer performed logo design services for the same nine month period amounting $3,525.

NOTE H – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Revolving credit facility	$1,509,098	$11,433
Mortgage payable	2,482,175	1,858,333
Loan payable	1,120,000	—

	$5,111,273	$1,869,766

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

Mortgage Payable

During June 2006, we entered into a mortgage loan for $2.5 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaces the original mortgage held by the Bank of Tampa. The mortgage loan is due on June 1, 2009 with monthly payments based on a 20 year amortization schedule. Interest is at a fixed annual rate of 7.5%. Of the principal amount due on the mortgage $59,075 is classified as a current liability. This debt is secured by the related mortgaged real property as well as being cross-collateralized with the coins used to secure the Amended and Restated Revolving Credit Agreement with Mercantile Bank.

Loan Payable

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) of which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect for the first payment period is 8.3%. The first three months of the agreement requires interest only payments followed by principle payments of $32,000 plus interest over the remaining life of the loan. The ROV is pledged as collateral for this loan.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - PREFERRED STOCK

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

NOTE J – COMMON STOCK

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

NOTE K – COMMON STOCK OPTIONS

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

NOTE L – SEGMENT REPORTING

FAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Company manages and evaluates the operating results of the business in two primary segments, shipwreck exploration and themed attractions.

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies included in Note B. Management evaluates the operating results of each of its segments based upon revenues and operating income (loss) before taxes. Corporate overhead including legal, finance, human resources, information technology and real estate facilities is included within the shipwreck exploration segment and not allocated to themed attractions.

We held the grand opening of our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. The Jax Brewery building in which the attraction was located remained closed until February 2006.

The Odyssey attraction sustained minimal damage and we were able to safely remove all irreplaceable artifacts and valuables including coins and other high-value items. Odyssey carries $4.5 million of insurance coverage for the attraction including property and business income. A preliminary insurance claim was filed in January 2006 and a revised claim in April 2006. We received a partial settlement from the insurance company of $350,000 in October 2006. However, we presently cannot estimate the remaining amount of insurance proceeds we may receive or when we may receive them.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – SEGMENT REPORTING – continued

On February 15, 2006, we re-opened Odyssey’s Shipwreck & Treasure Adventure in New Orleans. Because the local tourist and resident markets had not yet recovered from the devastating impact of Hurricane Katrina, our attraction did not reach a breakeven attendance level after the re-opening. As a result, on July 28, 2006 we provided written notice to the landlord, in accordance with the provisions of our lease agreement, exercising our right to terminate the lease effective January 31, 2007. The attraction was subsequently closed in September 2006. As a result of this lease termination, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements to September 30, 2006. This acceleration resulted in additional depreciation and amortization of approximately $645,000 for the period ended September 30, 2006. We plan to relocate our attraction to another market in 2007 and continue to research alternatives. Completion of our second attraction, currently approximately 75% completed, has been suspended until we relocate our existing New Orleans attraction.

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Three months ended September 30, 2006
Revenues from external customers	$499	$88	$587
Income (loss) before income taxes	$(5,052)	$(1,139)	$(6,191)
Segment assets	$23,791	$3,980	$27,771
Three months ended September 30, 2005
Revenues from external customers	$967	$20	$987
Income (loss) before income taxes	$(4,379)	$(981)	$(5,360)
Segment assets	$32,463	$4,909	$37,372
Nine months ended September 30, 2006
Revenues from external customers	$3,190	$220	$3,410
Income (loss) before income taxes	$(11,971)	$(2,340)	$(14,311)
Segment assets	$23,791	$3,980	$27,771
Nine months ended September 30, 2005
Revenues from external customers	$8,142	$20	$8,162
Income (loss) before income taxes	$(5,633)	$(1,479)	$(7,112)
Segment assets	$32,463	$4,909	$37,372

NOTE M – TRENDS AND UNCERTAINTIES

We anticipate we will continue to incur net losses in the short term. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We remain confident that we have several potential high-value shipwreck targets which could be recovered. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements remaining in 2006 and into 2007. If cash flow is not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so. If sufficient funds cannot be secured for our expected business plan, we would be forced to curtail our exploration and development efforts to a level for which funding can be secured.

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

We held the grand opening of our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. The Jax Brewery building in which the attraction was located remained closed until February 2006.

The Odyssey attraction sustained minimal damage and we were able to safely remove all irreplaceable artifacts and valuables including coins and other high-value items. Odyssey carries $4.5 million of insurance coverage for the attraction including property and business income. A preliminary insurance claim was filed in January 2006 and a revised claim in April 2006. We received a partial settlement from the insurance company of $350,000 in October 2006. However, we presently cannot estimate the remaining amount of insurance proceeds we may receive or when we may receive them.

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Three months ended September 30, 2006
Revenues from external customers	$499	$88	$587
Income (loss) before income taxes	$(5,052)	$(1,139)	$(6,191)
Segment assets	$23,791	$3,980	$27,771
Three months ended September 30, 2005
Revenues from external customers	$967	$20	$987
Income (loss) before income taxes	$(4,379)	$(981)	$(5,360)
Segment assets	$32,463	$4,909	$37,372
Nine months ended September 30, 2006
Revenues from external customers	$3,190	$220	$3,410
Income (loss) before income taxes	$(11,971)	$(2,340)	$(14,311)
Segment assets	$23,791	$3,980	$27,771
Nine months ended September 30, 2005
Revenues from external customers	$8,142	$20	$8,162
Income (loss) before income taxes	$(5,633)	$(1,479)	$(7,112)
Segment assets	$32,463	$4,909	$37,372

On February 15, 2006, we re-opened Odyssey’s Shipwreck & Treasure Adventure in New Orleans. Because the local tourist and resident markets had not yet recovered from the devastating impact of Hurricane Katrina, our attraction did not reach a breakeven attendance level after the re-opening. As a result, on July 28, 2006 we provided written notice to the landlord, in accordance with the provisions of our lease agreement, exercising our right to terminate the lease effective January 31, 2007. The attraction was subsequently closed in September 2006. As a result of this lease termination, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements to September 30, 2006. This acceleration resulted in additional depreciation and amortization of approximately $.6 million for the period ended September 30, 2006. We plan to relocate our attraction to another market in 2007 and continue to research alternatives. Completion of our second attraction, currently approximately 75% completed, has been suspended until we relocate our existing New Orleans attraction.

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

“Atlas” Project

Odyssey’s primary operational focus of summer and fall 2006 has been seven search blocks of Odyssey’s “Atlas” project, which encompass the area believed to contain the “Atlas” target of highest value, code-named “Tripoli.” These search blocks overlapped with other “Atlas” targets, but were designed to completely cover the area believed to hold the “Tripoli.”

The Company began search operations on the project during the 2005 season, and resumed operations in April 2006. During 2005, much of the area was searched with one pass with a high-resolution side-scan sonar. During 2006, a second pass of the area was completed which included acoustic (side-scan) data and also a magnetometer datastream which helped the Company create a large database of both acoustic and magnetic information. Overlaying all three layers provided an extremely high resolution map of these seven search blocks.

Once targets of interest were logged, additional high-resolution imagery and magnetometer surveys were utilized to further classify and map targets before Remotely Operated Vehicles (ROVs) were deployed to visually inspect and recover any artifacts deemed necessary for identification.

During the entire 2006 survey period, at least two ships were mobilized to engage in this search operation, and during part of the summer, three ships were utilized. After the side-scan mapping was completed, Odyssey released the leased vessel employed during the past two “Atlas” seasons and it has returned to its home port.

Following is a summary of the operations conducted in the “Tripoli” search area:

Anomalies detected	1,873
Anomalies selected for further inspections	1,017
Shipwrecks located	161
Modern/20th Century Shipwrecks	124
19th Century Shipwrecks	25
17th – 18th Century Shipwrecks	12

More targets may yet be discovered during the balance of this year’s search operations, as Odyssey continues final anomaly inspections. These activities are anticipated to be completed in this area during November. These operations will also include photomosaics and preliminary excavations of sites of interest.

Odyssey filed a shipwreck arrest in the U.S. District Court for the Middle District of Florida in September 2006. On October 30, 2006 the U.S. District Court granted Odyssey’s Motion for Preliminary Injunction appointing Odyssey as the exclusive finder-in-possession of the shipwrecked vessel, and prohibiting any interference with Odyssey’s intended excavation of the site, believed to be a 17th century merchant vessel which is located outside the territorial waters of any country. However, until further ROV inspections and a preliminary archaeological excavation are completed on the arrested shipwreck site, the company is not prepared to confirm the identity or potential value.

The Odyssey Explorer is due in dry dock the first week of November for what is expected to be a relatively short class inspection and re-fitting of ZEUS. During that time, artifacts and data from the arrested site will be analyzed. The Company may return to the site again after the dry dock, depending on the Sussex project schedule and weather conditions.

The Sussex Project

The Sussex was an 80-gun English warship lost in a severe storm in the western Mediterranean in 1694. Research suggests the Sussex was carrying a large cargo of coins when she sank. Odyssey believes it has located the shipwreck of the Sussex and has signed an exclusive partnering agreement with the legal owner of the shipwreck, the Government of the United Kingdom, for the archaeological excavation of the shipwreck.

In late 2005 and early 2006, Odyssey completed to the satisfaction of the Government of the United Kingdom all work detailed in Phase 1A of the Sussex archaeological project plan. The Company has also completed a portion of Phase 1B. (A public version of the project plan is available for viewing at www.shipwreck.net/sussexpp.html .) The Company temporarily halted operations on the project at the request of the Spanish Ministry of Foreign Affairs while issues relative to the archaeological plan for excavation of the site, territorial and cultural resource management issues were negotiated.

In March 2006, Odyssey submitted an archaeological plan to the Spanish Ministry of Foreign Affairs which addressed questions raised by the Government of the Autonomous Region of Andalucia in reference to the ongoing HMS Sussex project. As part of this proposed plan, Odyssey agreed with the British Government to undertake additional survey operations in the area and to provide Spain with a detailed assessment of the region’s underwater cultural heritage in deep water, as well as assistance in developing a plan for managing and protecting those resources.

In August, additional clarifications and a response to additional questions were provided at a meeting in Seville arranged by the Spanish Ministry of Foreign Affairs with representatives of the Government of Andalucia through the offices of the Embassy of the United Kingdom. As a result of that meeting, the outstanding matters were narrowed to three issues relating to site mapping, positional information and formalization of the submission of the plan through the project archaeologists. Odyssey is working closely with the offices of the Embassy of the United Kingdom and the United Kingdom’s Ministry of Defence to address these final issues and anticipates that they will be resolved in time to resume operations later this year.

Throughout the duration of this complicated multi-national situation, the Spanish Ministry of Foreign Affairs, the United Kingdom Foreign and Commonwealth Office and Ministry of Defence, the United States Department of State and representatives of the Autonomous Region of Andalucia have all contributed resources and attention to solving a complex series of issues relating to the Sussex project. While it has taken longer to resolve these issues than anticipated, we believe that the results will translate to goodwill between all the parties and serve to provide a platform for future cooperation in underwater exploration and management of deep ocean cultural heritage.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

	(Unaudited) (dollars in millions)
			Incr/(Decr)
	2006	2005	$ Var	% Var
Revenue	$.6	$1.0	$(.4)	(41)%

Cost of sales	.3	.2	.1	59%
Marketing, general & administrative	1.3	2.3	(1.0)	(43)%
Operations & research	5.1	3.8	1.3	34%

Total cost and expenses	$6.7	$6.3	$.4	6%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2006 and 2005 were $.6 million and $1.0 million, respectively, representing sales volume of gold and silver coins of approximately 868 coins in 2006 and 198 coins in 2005. We charged $.4 million against income to recognize the return of coins from an independent dealer who purchased them in a prior period. Exclusive of this return, actual sales for 2006 were $1.0 million compared to $1.0 million in 2005. While we continue to sell numismatic coins to independent coin dealers, there has been a significant shift beginning in the second quarter 2006 to our direct marketing sales efforts. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter 2006 to an experienced direct marketing partner. The majority of our coin sales in 2006 were silver coins sold through our direct marketing partner. We have been extremely pleased with the marketing programs and sales efforts of our direct marketing partner where our focus is selling our silver coin inventory directly to consumers at higher unit prices than we were receiving through our indirect wholesale channels. Another benefit of this outsourcing is we have significantly reduced our overhead costs associated with our direct sales organization. We have begun to test a variety of advertising methods and mediums that are beginning to show great promise and a positive return on our investment. We intend to increase our investment in the advertising programs that are demonstrating positive sales results.

In 2005, we sold a lower volume of coins, but they represented a greater mix of higher unit price gold coins sold through independent coin dealers and our company-operated direct sales call center. We expect sales of gold coins through our independent dealers will continue to decline as our focus shifts to direct silver coin sales and our gold coin availability continues to diminish. Of our remaining gold coin inventory, the majority represents $10 Eagles which are not in as much demand by numismatic collectors as the higher-value numismatic $20 Double Eagles. We anticipate the $10 Eagle gold coin inventory will be sold over time to non-numismatic collectors through our direct marketing partner. Also, included in our revenue for 2006 was $.1 million of admissions and merchandise sales from our themed attractions segment. All of our revenue for 2006 and 2005 is U.S. domestic-based.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue before returns for 2006 and 2005 was 32% and 19%, respectively. The higher cost of sales percentage in 2006 is attributable to a higher sales mix of silver versus gold coins.

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

Marketing, general and administrative expenses were $1.3 million in 2006 as compared to $2.3 million in 2005. The decrease of $1.0 million is primarily related to lower marketing and employee costs attributed to the closing of our direct sales company-operated call center in May 2006 ($.5 million) and other general corporate expense reductions.

Operations and research expenses were $5.1 million in 2006, compared to $3.8 million in 2005. Of the $1.3 million increase, $.9 million was due to vessel operating expenses primarily associated with our search and inspection vessel purchased in June 2006, and $.4 million was due to operations costs of our themed attractions segment, primarily associated with our New Orleans attraction. As a result of our lease termination in New Orleans, we accelerated the estimated useful lives of certain fixed assets, leasehold improvements and future rent payments to September 30, 2006. This acceleration resulted in additional expenses of $.7 million in September 2006 when it was closed.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

	(Unaudited) (dollars in millions)
			Incr/(Decr)
	2006	2005	$ Var	% Var
Revenue	$3.4	$8.2	$(4.8)	(58)%

Cost of sales	.7	.8	(.1)	(11)%
Marketing, general & administrative	5.9	6.5	(.6)	(10)%
Operations & research	11.1	8.0	3.1	39%

Total cost and expenses	$17.7	$15.3	$2.4	16%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2006 and 2005 were $3.4 million and $8.2 million, respectively, representing sales volume of gold and silver coins of approximately 1,690 coins in 2006 and 1,502 coins in 2005. While we continue to sell numismatic coins to independent coin dealers, there has been a significant shift beginning in the second quarter 2006 to our direct marketing sales efforts. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter 2006 to an experienced direct marketing partner. The decrease of $4.8 million in 2006 is primarily due to a lower availability of high-value numismatic gold coins, sales to fewer independent coin dealers and a shift to a higher volume of lower priced silver coins. The majority of our coin sales in 2006 were silver coins sold through our direct marketing partner. We have been extremely pleased with the marketing programs and sales efforts of our direct marketing partner where our focus is selling our silver coin inventory directly to consumers at higher unit prices than we were receiving through our indirect wholesale channels. Another benefit of this outsourcing is we have significantly reduced our overhead costs associated with our direct sales organization. We have begun to test a variety of advertising methods and mediums that are beginning to show great promise and a positive return on our investment. We intend to increase our investment in the advertising programs that are demonstrating positive sales results.

In 2005, we sold a lower volume of coins, but they represented a greater mix of higher unit price gold coins sold through independent coin dealers and our company-operated direct sales call center. We expect sales of gold coins through our independent dealers will continue to decline as our focus shifts to direct silver coin sales and our gold coin availability continues to diminish. Of our remaining gold coin inventory, the majority represents $10 Eagles which are not in as much demand by numismatic collectors as the higher-value numismatic $20 Double Eagles. We anticipate the $10 Eagle gold coin inventory will be sold over time to non-numismatic collectors through our direct marketing partner. Also, included in our revenue for 2006 was $.2 million of admissions and merchandise sales from our themed attractions segment. All of our revenue for 2006 and 2005 is U.S. domestic-based.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue before returns for 2006 and 2005 was 13% and 8%, respectively. The lower cost of sales percentage in 2005 is attributable to a high sales mix of gold versus silver coins.

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

Marketing, general and administrative expenses were $5.9 million in 2006 as compared to $6.5 million in 2005. The decrease of $.6 million is primarily related to lower marketing and employee costs attributed to the closing of our direct sales company-operated call center in May 2006 ($.6 million) and other general corporate expense reductions offset by an increase of $.4 million related to higher shared-based compensation costs related to adoption of FASB 123R in 2006.

Operations and research expenses were $11.1 million in 2006, compared to $8.0 million in 2005. Of the $3.1 million increase, $2.0 million related to vessel operating expenses in our marine operations group, $1.3 million of which was associated with our search and inspection vessel purchased in June 2006 and $.6 million was due to vessel recovery costs not capitalized in 2006. The remaining $1.1 million increase of operations and research expenses was due to operations costs of our themed attractions segment which was open for seven months in 2006 and one month in 2005. As a result of our lease termination in New Orleans, we accelerated the estimated useful lives of certain fixed assets, leasehold improvements and future rent payments to September 30, 2006. This acceleration resulted in additional expenses of $.7 million in September 2006 when it was closed.

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities in the first nine months of 2006 was $11.5 million. This amount primarily reflected an operating loss of $14.3 million offset by an increase in depreciation ($2.3 million) and share based compensation ($.4 million), a gain on the sale of the vessel RV Odyssey ($.3 million), and a decrease in assets ($1.2 million) offset by a decrease in current liabilities ($.8 million). Net cash used in operating activities for 2005 of $6.1 million represented an operating loss of $4.2 million, an increase in the net deferred tax asset of $3.4 million offset by a decrease in accounts receivable of $1.5 million.

Cash flows used in investing activities were $1.7 million and $5.4 million for the first nine months in 2006 and 2005, respectively. Cash used in investing activities in 2006 primarily reflected purchase of property and equipment for our shipwreck exploration segment which included a remotely operated vehicle (ROV) and a search and inspection vessel offset by $1.1 million of loan proceeds for financing the (ROV) purchase. Cash used in investing activities in 2005 primarily represented $3.8 million for capital expenditures for our themed attractions segment including our New Orleans attraction, $1.4 million for other property and equipment and $.2 million for building improvements at our corporate facility.

Cash flows provided by financing activities were $11.2 million and $13.0 million for the first nine months of 2006 and 2005, respectively. In 2006, the cash provided by financing activities primarily included $9.1 million from the sale of preferred and common stock and $.7 million from refinancing our corporate office building and $1.4 million net borrowings from our credit facility. Cash provided by financing activities in 2005 included $13.5 million of proceeds received from the issuance of common stock offset by $.4 million in brokerage commissions and fees on the private offering and a $.1 million mortgage repayment.

General

At September 30, 2006, we had cash and cash equivalents of $1.4 million, a decrease of $1.9 million from the December 31, 2005 balance of $3.3 million.

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

During March 2006, we entered into an Amended and Restated Revolving Credit Agreement with Mercantile Bank (the “Bank”). The Amended and Restated Credit Agreement replaces the Company’s prior agreement with the Bank. The Amended and Restated Agreement reduced the amount of the commitment from the Bank from a $6 million revolving credit facility to a $3 million credit facility. The $4 million of gold coins previously collateralized were removed from the amended agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty-five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The Company will also be required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company is required to comply with a number of covenants including maintaining a minimum stockholders’ equity of $20,000,000, which would increase annually by an amount equal to fifty percent of any after-tax net income. At September 30, 2006, we had approximately $1.5 million available credit remaining on the credit facility.

During June 2006, we entered into a mortgage loan for $2.4 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaces the original mortgage held by the Bank of Tampa which had an outstanding loan balance of $1.7 million. The mortgage loan is due on June 1, 2009 and monthly payments are based on a 20 year amortization schedule. Interest is at a fixed annual rate of 7.5%.

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) of which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect for the first payment period is 8.3%. The first three months of the agreement required interest only payments followed by principle payments of $32,000 plus interest over the remaining life of the loan.

During July 2006, we received net proceeds of $.5 million from the sale of our smaller search and inspection vessel, the RV Odyssey. These proceeds were used to partially offset the June 2006 purchase of an additional ship similar in size to the Odyssey Explorer. In October 2006 we received a partial settlement from the insurance company of $350,000 in regards to our outstanding Hurricane Katrina claim for our New Orleans attraction. However, we presently cannot estimate the remaining amount of insurance proceeds we may receive.

Material Trends and Uncertainties

We anticipate we will continue to incur net losses in the short term. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We remain confident that we have several potential high-value shipwreck targets which could be recovered. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements remaining in 2006 and into 2007. If cash flow is not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so. If sufficient funds cannot be secured for our expected business plan, we would be forced to curtail our exploration and development efforts to a level for which funding can be secured.

Off Balance Sheet Requirements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R using the modified- prospective method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. During the three and nine-month periods ended September 30, 2006, the Company recorded $114,715 and $425,261, respectively, of share-based compensation expense. Previous periods have not been restated. See Note B. for further details.

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

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiff’s allegations included breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs alleged that their research, which was provided to Seahawk, led to the discovery of the SS Republic and sought an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants alleged that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The final arguments on the Motion were heard by the South Carolina court on April 19, 2006. On June 9, 2006, the court ruled in favor of the defendants and the complaint was dismissed. The Plaintiffs filed a Motion for Rehearing which was heard by the Court on September 6, 2006. The Court has not yet ruled on that motion.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2006, that have not been reported in a Current Report on Form 8-K.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 3, 2006	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial Officer and Authorized Officer