Form 10-K
period 2006-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2007-03-16
CIK 798528

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of the 33.3 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2006 approximated $82.6 million. As of March 1, 2007, the Registrant had 46,897,833 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on May 18, 2007.

As used in this Annual Report on Form 10-K, “we,” “us,” “our company” and “Odyssey” means Odyssey Marine Exploration, Inc. and our subsidiaries, unless the context indicates otherwise. Previously, Odyssey’s fiscal year was a twelve-month period ending on the last day of February. As a result of a change in our fiscal year, Odyssey’s 2004 transition period consisted of the ten-month period ended December 31, 2004. In 2005 and 2006 Odyssey’s fiscal year included twelve-month periods.

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

Business Segments

We manage and evaluate the operating results of the business in two primary segments: shipwreck exploration and themed attractions.

Shipwreck Exploration – This segment includes all operating activities for exploration and recovery of deep-ocean shipwrecks including the marketing, sales and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments included within this group include our marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

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

Our sales and business development department includes support functions for the promotion and distribution of products through both retail and wholesale channels. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced in the second quarter 2006 to an experienced direct marketing partner.

Our shipwreck exploration segment continues to rely significantly on the recovered shipwreck cargoes as a primary source of raw material. The availability of shipwreck cargo inventory is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks. If we are not successful in the exploration and recovery of shipwrecks, we may not have sufficient raw materials to sell (see Item 1A. Risk Factors).

Our corporate administrative department oversees all aspects of business management and reporting including compliance. The department is also responsible for corporate marketing and communications, finance and accounting, information technology, legal and human resources.

Themed Attractions – Our themed attractions group is responsible for interactive attractions and exhibits that are designed to entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits showcase our proprietary technologies and the excitement of deep-ocean archeological shipwreck search and recovery. On June 8, 2005, we announced that a newly formed subsidiary, Odyssey Marine Entertainment, Inc., would open an interactive shipwreck and treasure attraction in the French Quarter of New Orleans, Louisiana. Located in the Jax Brewery, Odyssey’s Shipwreck & Treasure Adventure was designed to appeal to the universal fascination with shipwrecks and sunken treasure and tell the stories behind some of the world’s most famous shipwrecks, their treasure and historical artifacts, while allowing visitors to experience the adventure and excitement of deep-ocean shipwreck exploration through multiple hands-on interactive exhibits.

We held the grand opening of our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. We re-opened the attraction in February 2006 and closed it again in September 2006 because of market conditions in New Orleans. Odyssey received approximately $1.2 million in the fourth quarter 2006 as final insurance settlement on our claim for damages and business interruption due to the hurricane. As a result of our lease termination in New Orleans, we accelerated the estimated useful lives of certain assets and leasehold improvements in 2006. This acceleration resulted in additional expenses of $.9 million as of December 31, 2006. While the attraction is presently closed, we plan to relocate it to another market in 2007 and continue to research alternatives. We suspended completion of our second 5,000 square foot traveling exhibit attraction, which was approximately 75% complete, until we relocate our existing attraction.

A summary of our net revenues, income from operations and assets for our segments is found in Note S to the Consolidated Financial Statements in Item 8.

Shipwreck Project Criteria

Our marine research department continuously conducts research in an attempt to identify shipwreck projects that meet the following criteria:

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

We have learned how to apply these technologies specifically to locate shipwrecks and to conduct precise archaeological recoveries at depths of 100 to 2,000 meters. Although we tend to use “off the shelf” technology because it is cost effective, we do have several proprietary software and equipment applications that maximize the effectiveness of our search and recovery systems. Software that precisely documents the archaeological excavation and advanced sediment removal and filtration systems are two examples of our technological innovations.

Equipment

Most of our projects are conducted in two phases. The search phase is conducted from a vessel outfitted with survey equipment and an inspection ROV. The recovery phase requires a vessel equipped with a work-class ROV, sophisticated positioning systems, and certain Odyssey technology and proprietary software, which allows us to record the recovery in an archaeologically sound manner.

In 2003, we purchased the 113-foot search and survey vessel RV Odyssey and equipped it with sophisticated search and identification equipment. That ship and search team successfully concluded the SS Republic ® (the SS Republic is a registered trademark of Odyssey Marine Exploration, Inc.) search operation with discovery of the shipwreck in August 2003. Prior to 2005, the RV Odyssey was our primary search vessel for coastal projects. The RV Odyssey was sold in 2006.

During 2003, we purchased a 251-foot dynamically-positioned ship named Odyssey Explorer and a 2,500 meter 200-HP work-class ROV that we nicknamed ZEUS. Coupled with a sophisticated suite of cameras, lighting and positioning equipment, as well as advanced computer monitoring and proprietary data management systems, ZEUS provides us the ability to perform extensive archaeological excavation work to depths of 2,000 meters. The Odyssey Explorer and ZEUS were mobilized and deployed to the SS Republic site in October 2003, where they conducted the archaeological excavation of the SS Republic shipwreck site and recovered over 51,000 gold and silver coins and approximately 14,000 other artifacts.

During early 2005, we acquired a new side-scan sonar system which allows us to map the seafloor approximately twice as fast as with our previous search system. Also during 2005, we entered into a charter agreement for a search vessel which we used during 2005 and 2006 search operations in our “Atlas” project area.

In June 2006, we purchased an additional ship similar in size to the Odyssey Explorer. This ship has been fitted with a complete suite of advanced search gear including Odyssey’s newest and most advanced side-scan sonar system. The ship is being utilized for conducting search operations and preliminary Remotely Operated Vehicle (ROV) survey operations on potential targets.

In June 2006, we purchased a second work-class Remotely Operated Vehicle (ROV) capable of conducting deep-ocean archaeological excavation and recovery work on the Company’s shipwreck projects. The new ROV, ZEUS II, is a 9-ton, advanced underwater robotic system capable of working on sites up to 2,000 meters deep, and at 400 HP, it has twice the power of ZEUS, making it one of the world’s most powerful deep ocean work platforms. ZEUS II provides us with a second highly specialized underwater robotic system to expand our capabilities for archaeological excavation and recovery. Adding a second ‘next generation’ ZEUS with more than twice as much power will allow us to seamlessly interchange our archaeologists and technicians between both systems while expanding our operational capacity.

Active Operational Projects

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

To-date we have sold approximately $33 million gross revenue worth of SS Republic coins representing approximately 11,000 silver and 3,000 gold coins. As of December 31, 2006, we have a remaining inventory of approximately 800 gold coins and 36,000 silver coins. Of our remaining gold coin inventory, the majority of which are $10 Eagles which are not in as much demand by numismatic collectors as the higher-value numismatic $20 Double Eagles which have been predominantly sold.

There are no Revenue Participation Certificates or revenue sharing arrangements related to the SS Republic recovery.

Western Mediterranean Project

In April 2005, the Odyssey Explorer performed survey and archaeological work in the western Mediterranean. We located 23 shipwreck sites, produced 14 pre-disturbance photomosaics, and completed preliminary excavations on seven sites. The archaeological work resulted in the recovery of approximately 400 artifacts plus a substantial number of trading beads currently undergoing conservation and study by Odyssey’s research department. Odyssey has performed additional work on potential high-value shipwreck projects in the Mediterranean area on its winter/spring 2007 operations schedule.

“Atlas” Search Project

The “Atlas” project is believed to be the most extensive shipwreck search operation ever launched. A minimum of five high-value shipwrecks are believed to be in the search area, which encompasses more than 5,000 square miles. Odyssey began search operations during the 2005 season and resumed operations in April 2006. During the 2006 season, work was concentrated in the seven search block areas which encompass the “Atlas” target of highest value, code-named “Tripoli.” During 2005, much of the area was searched with high-resolution side-scan sonar. During 2006, a second pass was completed which included acoustic and magnetometer data-streams which helped Odyssey create a larger database of information. Overlaying all three layers provided an extremely precise, high-resolution map of the seven search blocks.

Once targets of interest were logged, additional high-resolution imagery and magnetometer surveys were utilized to further classify and map targets before ROVs were deployed to visually inspect and recover any artifacts deemed necessary for identification. During the entire 2006 survey period, at least two ships were mobilized to engage in this search operation, and during part of the summer, three ships were utilized.

Following is a summary of the operations conducted in the “Atlas/Tripoli” search area:

•	Anomalies detected: 1,873

•	Anomalies selected for further inspections: 1,017

•	Anomalies remaining to be inspected with an ROV: 9

•	Shipwrecks located: 161

•	Modern/20th Century Shipwrecks: 124

•	19th Century Shipwrecks: 25

•	17th - 18th Century Shipwrecks: 12

Odyssey filed an Admiralty arrest in the U.S. District Court for the Middle District of Florida in September 2006. On October 30, 2006, the U.S. District Court granted the Company’s Motion for Preliminary Injunction appointing Odyssey as the exclusive finder-in-possession of the shipwrecked vessel, and prohibiting any interference with Odyssey’s intended excavation of the site, which is believed to be the remains of a 17th century merchant vessel located outside the territorial waters of any country. However, until further ROV inspections and a preliminary archaeological excavation are completed on the arrested shipwreck site, we are not prepared to confirm the identity or potential value of the shipwreck.

We intend to continue ROV inspections of the “Atlas” area beginning in the spring of 2007 when the weather window re-opens. For reasons of security and strategic confidentiality, we do not disclose the location of the “Atlas” project area.

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

In August 2006, additional clarifications and a response to additional questions were provided at a meeting in Seville arranged by the Spanish Ministry of Foreign Affairs with representatives of the Government of Andalucia through the offices of the Embassy of the United Kingdom. As a result of that meeting, the outstanding matters were narrowed to three issues relating to site mapping, positional information and formalization of the submission of the plan through the project archaeologists. Odyssey has been working closely with the offices of the Embassy of the United Kingdom and the United Kingdom’s Ministry of Defence to address these final three Andalucian issues.

A diplomatic note has been issued by the Kingdom of Spain and acknowledged by the UK Government which sets forth the terms of the arrangement under which the UK Government, Odyssey, the Kingdom of Spain and the Junta of Andalucía intend to cooperate in the next phases of archaeological investigation of the site believed to be HMS Sussex. Pursuant to the diplomatic notes, Odyssey has consented to allow archaeologists designated by the Junta of Andalucía to join the expedition. In addition, regular reports will be furnished to the Junta detailing all activities that take place during the course of operations.

Throughout the duration of this complicated multi-national situation, the Spanish Ministry of Foreign Affairs, the United Kingdom Foreign and Commonwealth Office and Ministry of Defence, the United States Department of State and representatives of the Autonomous Region of Andalucia have all contributed resources and attention to solving the issues relating to the Sussex project. While it has taken longer to resolve these issues than anticipated, we believe that the results will translate to goodwill between all the parties and serve to provide a platform for future cooperation in underwater exploration and management of deep ocean cultural heritage.

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

The shipwreck that we believe is the HMS Sussex is located in the search area for a project that we have previously referred to as our “Cambridge” project. We sold through private placements of Revenue Participation Certificates, or RPCs, the right to share in our future revenues derived from the Cambridge Project. As of April 30, 1999, when the offering was closed, we had sold $825,000 of the RPCs. As a group, the holders are entitled to 100 percent of the first $825,000 of gross revenue, 24.75 percent of gross revenue from $4 million to $35 million, and 12.375 percent of gross revenue above $35 million generated by the Cambridge project. Additionally, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5 percent of the post-finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. The shipwreck we believe is the HMS Sussex is located within the specified search area, and we will be responsible to share future revenues, if any, from this shipwreck with the subcontractor. The subcontractor’s rights were foreclosed upon during 2002 and the purchaser was a limited liability company which was partially owned by two of our officers and directors. In order to remove any potential conflicts of interest, these two persons sold their interests in the limited liability company during 2005.

Sales and Marketing

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, silver coins were wholesaled to independent coin dealers who sold them through direct marketing and television outlets. During May 2004, we began to sell gold coins to the same independent dealers. These dealers provided an immediate outlet for our coins and enabled us to generate revenue during 2004. In December 2004, we opened a direct sales department to test distribution of our products through retail sales channels where gross margins would typically be higher.

During the ten months ended December 31, 2004, our primary customers for the sale of gold and silver coins were thirteen independent coin dealers. Of these customers, four were responsible for sales volumes constituting 64 percent of total sales. These four coin dealers were Spectrum Numismatic, Monaco Financial, Silver Towne LP, and Kevin Lipton Rare Coins. During the twelve months ended December 31, 2005, we continued to sell gold and silver coins to our independent coin dealers. However, the number of independent dealers dropped from thirteen in 2004 to six in 2005 of which two dealers represented 56 percent of total sales. These two dealers were Monaco Financial and Spectrum Numismatic. Our experience has shown that many of these independent dealers are primarily interested in the higher quality numismatic coin market. In 2006, we sold through three independent dealers of which two represented 65% of total sales. These two dealers were Asset Marketing Services (AMS) and Spectrum Numismatic. We currently have a contractual arrangement with AMS for the sale and distribution of our collectible silver coins and artifacts.

While we continue to sell numismatic coins to independent coin dealers, there has been a significant shift beginning in 2006 to our direct marketing sales efforts. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter 2006 to an experienced direct marketing partner. The majority of our coin sales in 2006 were silver coins sold through our direct marketing partner. We have been extremely pleased with the marketing programs and sales efforts of our direct marketing partner where our focus is selling our silver coin inventory directly to consumers at higher unit prices than we were receiving through our indirect wholesale channels. Another benefit of this outsourcing is a significant reduction of our overhead costs associated with our direct sales organization. We have begun to test a variety of advertising methods and mediums some of which are beginning to show great promise and a positive return on our investment. We intend to increase our investment in 2007 for advertising programs that are demonstrating positive sales results with coins as well as bottles and other artifacts.

We continue to develop additional indirect sales channels to supplement our coin dealer network for non-graded gold, shipwreck-effect silver coins, shipwreck artifacts, and other merchandise. While significant revenue has not yet been realized from these new indirect sales channels, we are building additional distribution channels for Odyssey shipwreck products.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks (see Item 1A. Risk Factors). We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold coins and 47,000 silver halves) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2006, we have a remaining inventory of approximately 800 graded and un-graded gold coins and 36,000 silver coins.

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

Legal and Political Issues

Odyssey works with a number of leading international maritime lawyers and policy experts to constantly monitor international legal initiatives that might affect our projects. As a matter of policy, we begin with the assumption that some entity, whether a government, private concern or insurance company, may have some rights to shipwrecks that are slated for search and recovery operations. Based on this assumption, a rigorous legal analysis is undertaken in order to ascertain which entities might be able to create roadblocks to a successful project. In some cases, such as that of HMS Sussex, it was determined that the most prudent mechanism for moving forward was to negotiate a contract with the owner of the vessel in order to manage litigation risk.

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

The UNESCO Convention is not expected to impact operations in international waters, and the United States, the United Kingdom and other major maritime governments have already stated explicitly that they do not intend to sign the Convention. Nevertheless, some countries in whose waters we may work may sign the Convention. While the UNESCO Convention states that artifacts may not be sold, it also states that this prohibition may not prevent the provision of archaeological services, and we intend to provide such services in contracts with governments. We believe the primary value of the cargoes we seek are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and as such should not be subject to the rule prohibiting sale.

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

Competition

There are a number of companies who publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archeological shipwreck exploration company. These entities include, but are not limited to, Subsea Resources Ltd. (a UK Company), Sovereign Exploration Associates International Inc. and Admiralty Holding Company. It is possible that some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially impact our operating plan or alter our current business strategy.

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

Executive Officers of the Registrant

John C. Morris (age 57) served as President and CEO from May 1994 until November 2005 when he resigned as President and CEO due to the effects of cancer treatment. He has served as Chairman of the Board of Directors since May 1994 and as Co-Chairman since February 24, 2006. Mr. Morris’ medical condition improved and he returned to the CEO position on July 1, 2006.

Gregory P. Stemm (age 49) has served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He has served as Co-Chairman since February 24, 2006.

George Becker Jr. (age 72) joined Odyssey as Chief Operating Officer during April 2002, and became Executive Vice President in June 2004. He also serves as President of Odyssey Marine Entertainment, Inc. a wholly owned subsidiary which was formed in February 2005.

Michael J. Holmes (age 57) joined Odyssey as Controller in March 2004, and became Chief Financial Officer in May 2004. Mr. Holmes had previously served in a variety of financial management positions with Anheuser-Busch Companies, Inc. to include Vice President Finance, Sea World Orlando (1998-2003).

David A. Morris (age 56) has served as Secretary and Treasurer since August 1997.

Davis D. Howe (age 48) joined Odyssey as Chief Operating Officer in July 2004. Mr. Howe had previously held senior management positions at several major public companies including Senior Vice President of Operations at Intermedia (2000-2001).

Jay A. Nudi (age 43) joined Odyssey as Controller in May 2005. Mr. Nudi has served as Principal Accounting Officer since January 2006. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004). Previously he served as a consultant to various companies on specific value added tasks (2001-2003).

Mark D. Gordon (age 46) joined Odyssey as Director of Business Development in June 2005. Mr. Gordon has served as Executive Vice President of Sales and Business Development since January 2007. Mr. Gordon is also responsible for the attraction segment which includes Odyssey Marine Entertainment, Inc. Prior to joining Odyssey, Mr. Gordon owned and managed four different start-up ventures (1987-2003).

Employees

As of December 31, 2006, we have 57 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract crewmen who operate our two vessels and technicians who perform marine survey and recovery operations on our vessels. In addition, we hire subcontractors and consultants from time to time to perform specific services.

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

The availability of inventory is primarily dependent on the success of finding raw materials in the form of intrinsically valuable cargoes from shipwrecks. If we are not successful in the exploration and recovery of shipwrecks, we would not have sufficient inventory to sell.

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

Even if valuable items can be located and recovered in the future, it is difficult to predict the price that might be realized for such items. The value of recovered items will fluctuate with the precious metals market, which has been highly volatile in past years. In addition, the entrance on the market of a large supply of similar items from shipwrecks located and recovered by others could depress the market.

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

We may be unsuccessful in raising the necessary capital to fund operations and capital expenditures.

Our ability to generate cash flow is dependent upon the success of our ability to recover and monetize high-value shipwrecks. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so.

Financial covenants in our existing notes payable and revolving credit facility may restrict our operating activities or harm our financial condition.

Our existing notes payable and revolving credit facility contains certain financial and operating covenants, including net worth requirements and other debt limitations, which may restrict our operating activities. Failure to comply with any of the loan covenants could result in a default. This could cause our lender to accelerate the timing of our payment obligations and could harm our business, operations, financial condition or liquidity.

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

None.

ITEM 2.	PROPERTIES

We maintain our offices at 5215 W. Laurel Street, Tampa, Florida 33607. We purchased the 23,500 square foot two story office building in 2004 for $3,058,770 to serve as our corporate and operations headquarters. We currently lease approximately 38 percent of the space to two tenants. In April 2005, we entered into a three-year lease for a one story 8,100 square foot commercial building in proximity to our corporate headquarters which is utilized by our conservation, research and archaeology departments.

In June 2005, we entered into a Lease Agreement with Jackson Brewery Millhouse, LLC, New Orleans, Louisiana, for the space where the Company opened its first interactive shipwreck and treasure attraction. The space is located in the Jax Brewery in the French Quarter of New Orleans. We exercised our right to terminate the lease after 18 months and subsequently entered into a month- to-month extension until we can relocate the attraction to another market.

ITEM 3.	LEGAL PROCEEDINGS

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the defendants’ motion to dismiss on February 27, 2007. The defendants filed a Motion to Re-consider the order granting the plaintiffs’ motion for reconsideration and denying defendants’ motion to dismiss on March 12, 2007. Management believes the lawsuit is without merit and intends to vigorously defend the action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Assuming an investment of $100 on December 31, 2001, and reinvestment of all dividends, the graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative return of the of Standard & Poor’s 500 Market Index and the Russell 2000 Market Index.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG ODYSSEY,

S&P 500 STOCK INDEX AND RUSSELL 2000 STOCK INDEX

Total Return Analysis	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Odyssey Marine Exploration, Inc.	$100.00	$174.29	$714.29	$357.14	$505.71	$417.14
S&P 500 Index	$100.00	$77.95	$100.27	$111.15	$116.60	$134.87
Russell 2000 Index	$100.00	$78.42	$114.00	$133.38	$137.81	$161.24

Price Range of Common Stock

On November 19, 2003, our stock was listed on the American Stock Exchange and is traded under the symbol “OMR.” The following table sets forth the high and low sale prices for our securities during each quarter or interim reporting period for the periods set forth in the following schedule.

	Price
	High	Low
Quarter Ended
March 31, 2005	$3.96	$2.00
June 30, 2005	$5.38	$3.20
September 30, 2005	$5.64	$3.47
December 31, 2005	$4.32	$2.49

Quarter Ended
March 31, 2006	$4.18	$3.06
June 30, 2006	$3.94	$1.52
September 30, 2006	$2.94	$1.97
December 31, 2006	$3.49	$2.44

Approximate Number of Holder of Common Stock

The number of record holders of our $.0001 par value Common Stock at February 28, 2007 was 333. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

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

The following table includes fiscal years 2002 and 2003, which represent twelve-month periods ended February, 2003 and 2004, respectively. The fiscal year ended 2004 was a ten month transition period which ended December 31, 2004. 2005 and 2006 are fiscal years ending on December 31, 2005 and December 31, 2006, respectively.

$ in thousands except per share amounts	2006	2005	2004	2003	2002
Results of Operations
Operating revenues	$5,064	$10,037	$17,622	$74	$—
Net income (loss)	(19,088)	(14,920)	5,229	567	(2,593)
Earnings per share – basic	(0.41)	(0.35)	0.14	0.02	(0.09)
Earnings per share – diluted	(0.41)	(0.35)	0.13	0.02	(0.09)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$27,208	$30,190	$27,921	$17,894	$1,882
Long term obligations	3,053	1,758	1,858	—	—
Shareholder’s equity	17,366	24,886	22,366	15,856	802

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000. For more detail refer to the Financial Statements and Supplemental Data in Item 8. The tables identify years 2006, 2005 and 2004. For 2006 and 2005, the fiscal year included a twelve month period which ended December 31st. Fiscal year 2004 included a ten month transition period which ended December 31, 2004.

2006 Compared to 2005

(dollars in millions)	2006	2005	2006 vs 2005
			$	%
Revenue	$5.1	$10.0	$(4.9)	(50)%

Cost of sales	1.1	1.1	—	—
Operations & research	15.0	11.3	3.7	33
Marketing, general, & administrative	8.7	9.3	(.6)	(6)

Total cost and expenses	$24.8	$21.7	$3.1	14%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2006 and 2005 were $5.1 million and $10.0 million, respectively, representing sales volume of gold and silver coins of approximately 2,700 coins in 2006 and 2,500 coins in 2005. The volume mix of gold and silver coins in 2006 was approximately 17% and 83%, respectively, and in 2005 was 53% and 47%, respectively. While we continue to sell numismatic coins to independent coin dealers, there has been a significant shift beginning in the second quarter 2006 to our direct marketing sales efforts. In 2006, we sold through three independent dealers of which two represented 65% of total sales.

Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter 2006 to an experienced direct marketing partner. The decrease of $4.9 million in 2006 is primarily due to a lower availability of high-value numismatic gold coins, sales to fewer independent coin dealers and a shift to a higher volume of lower priced silver coins. The majority of our coin sales in 2006 were silver coins sold through our direct marketing partner. We have been extremely pleased with the marketing programs and sales efforts of our direct marketing partner where our focus is selling our silver coin inventory directly to consumers at higher unit prices than we were receiving through our indirect wholesale channels. Another benefit of this outsourcing is a significant reduction of our overhead costs associated with our direct sales organization. We are testing a variety of advertising methods and media that are beginning to show great promise. We intend to increase our investment in the advertising programs that are demonstrating positive sales results.

In 2006, we sold a higher volume of total coins, but they represented a greater mix of lower unit price silver coins sold through our direct marketing partner. As of December 31, 2006, we have a remaining inventory of approximately 800 graded and un-graded gold coins and 36,000 silver coins. Of our remaining gold coin inventory, the majority of which are $10 Eagles which are not as much in demand by numismatic collectors as the higher-value numismatic $20 Double Eagles. We anticipate the $10 Eagle gold coin inventory to be sold over time to non-numismatic collectors through our direct marketing partner. Also included in our revenue for 2006 was $.2 million of admissions and merchandise sales from our themed attractions segment. All of our revenue for 2006 and 2005 is U.S. domestic-based.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2006 and 2005 was 21 percent and 11 percent, respectively. The higher cost of sales percentage in 2006 is attributable to a higher sales mix of silver versus gold coins.

Operations and research expenses were $15.0 million in 2006, compared to $11.3 million in 2005. Of the $3.7 million increase in 2006, $2.8 million was due to our vessel operations primarily associated with the purchase of our search and inspection vessel in June 2006. The remaining $.9 million increase in expenses pertains to our themed attraction segment as the closing of our attraction in New Orleans in September 2006 and subsequent lease termination caused an acceleration of the estimated useful lives of certain assets and leasehold improvements.

Marketing, general and administrative expenses were $8.7 million in 2006 as compared to $9.3 million in 2005. Of the $.6 million decrease, $1.1 million related to reduced sales and marketing expenses primarily due to the closing of our direct sales company-operated call center in May 2006. These expenses were offset by increased share-based compensation costs associated with our annual incentive plan and adoption of FASB 123R in 2006.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and equipment loans. For 2006, $.9 million of other income was recorded due to business interruption insurance proceeds received for our themed attraction in New Orleans related to Hurricane Katrina.

Income Taxes

We did not record any provision (benefit) for income taxes in 2006 or 2005. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $14.9 million against the deferred tax assets as of December 31, 2006 compared to $7.8 million as of December 31, 2005. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks (such as the HMS Sussex) and thus a valuation allowance has been recorded as of December 31, 2006. We anticipate that we will continue to incur net losses in 2007. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We continue to be confident that we have several potential high-value shipwreck targets which could be recovered in 2007. Our current estimates do not include monetizing any assets for shipwrecks which may be recovered in 2007 or beyond. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(dollars in thousands)	2006	2005
Summary of Cash Flows:
Net cash provided (used) by operating activities	$(13,069)	$(10,977)
Net cash used by investing activities	(1,908)	(5,477)
Net cash provided by financing activities	14,110	16,687

Net increase (decrease) in cash and cash equivalents	$(867)	$233
Beginning cash and cash equivalents	3,283	3,050

Ending cash and cash equivalents	$2,416	$3,283

Discussion of Cash Flows

Net cash used in operating activities in 2006 was $13.1 million. Cash used in operating activities for 2006 primarily reflected an operating loss of $19.1 million, offset by depreciation of $3.1 million, a decrease in inventory and accounts receivable of $2 million and share based compensation of $.9 million. Net cash used in operating activities in 2005 was $11.0 million. Cash used in operating activities for 2005 primarily reflected an operating loss of $14.9 million, offset by deferred income taxes of $2.8 million, depreciation of $1.5 million, an increase in inventory and deposits and a decrease in accounts receivable.

Cash flows used in investing activities were $1.9 million and $5.5 million for fiscal years 2006 and 2005, respectively. Cash used in investing for 2006 consisted of $2.7 million for the purchase of a search and inspection vessel and ROV system of which we financed $1.1 million, $.6 million for property and equipment offset by $.5 million net proceeds from the sale of our smallest ship, the RV Odyssey, and $.2 million for our themed attractions segment. Cash used in investing activities for 2005 primarily reflected $3.7 million for capital expenditures for our themed attractions segment including our New Orleans attraction, and $1.8 million used for the capital expenditures for property, equipment and improvements.

Cash flows provided by financing activities were $14.1 million and $16.7 million for fiscal years 2006 and 2005, respectively. In 2006, the cash provided by financing activities included $10.6 million net proceeds from the sale of common and preferred stock, $5.2 million proceeds from loans (revolving credit and equipment) offset by $1.7 million revolving credit loan and mortgage repayments. In 2005, the cash provided by financing activities included $16.8 million for the issuance of common stock which was primarily due to the exercise of outstanding warrants and common shares issued in our private placement, offset by $0.1 million mortgage repayment.

General Discussion

At December 31, 2006, we had cash and cash equivalents of $2.4 million, a decrease of $0.9 million from the December 31, 2005 balance of $3.3 million.

During March 2006, we received approximately $8.8 million from the sale of 2.5 million shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share, at $3.50 per share to five funds managed by two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one (1) share of Common Stock for every one (1) share of Series D Preferred Stock. The net proceeds from the preferred stock offering are being used for general corporate purposes and the purchase of marine property and equipment.

During March 2006, we entered into an Amended and Restated Revolving Credit Agreement with Mercantile Bank (the “Bank”). The Amended and Restated Credit Agreement replaces the Company’s prior agreement with the Bank. The Amended and Restated Agreement reduced the amount of the commitment from the Bank from a $6 million revolving credit facility to a $3 million credit facility. The $4 million of gold coins previously collateralized were removed from the amended agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty-five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The Company will also be required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company is required to comply with a number of covenants as stated in the Amended and Restated Revolving Credit Agreement. As of December 31, 2006, we had an outstanding loan balance of $3.0 million on the credit facility. We are currently evaluating replacing or increasing this revolving credit facility to utilize all available coin inventory as collateral (approximately 37,000 coins).

During June 2006, we entered into a mortgage loan for $2.4 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaced the original mortgage held by the Bank of Tampa which had an outstanding loan balance of $1.7 million. The mortgage loan is due on June 1, 2009 and monthly payments are based on a 20 year amortization schedule. Interest is at a fixed annual rate of 7.5%.

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) of which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect as of December 31, 2006 was 7.98%. The first three months of the agreement required interest only payments followed by principle payments of $32,000 plus interest over the remaining life of the loan.

During July 2006, we received net proceeds of $.5 million from the sale of our smaller search and inspection vessel, the RV Odyssey. These proceeds were used to partially offset the June 2006 purchase of an additional ship similar in size to the Odyssey Explorer. In October 2006 we received a partial settlement from the insurance company of $.4 million in regards to our outstanding Hurricane Katrina claim for our New Orleans attraction. The remaining insurance settlement of $.8 million was received in November 2006 for a final settlement of $1.2 million.

In November 2006, we completed a private placement of 500,000 shares of common stock and warrants to purchase 100,000 shares of common stock to three accredited investors for an aggregate purchase price of $1.5 million. The warrants are exercisable at $4.00 per share through November 22, 2008.

During January 2007, we received approximately $6.6 million from the sale of 2.2 million shares of Series D Convertible Preferred Stock, par value $0.0001 per share, at a price of $3.00 per share to eight funds managed by two institutional accredited investors pursuant to the terms of a purchase agreement. In connection with the transaction, we also issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009, and issued to certain of the investors warrants to purchase an aggregate of 2,200,000 shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of 2.2 million warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007. The net proceeds from the preferred stock offering are being used for general corporate purposes and the purchase of marine property and equipment. Potential proceeds from the exercise of the March and May 2007 $3.50 warrants would be $3.4 million and $7.7 million, respectively.

Material Trends and Uncertainties

The results of operations for the immediate two preceding fiscal years produced net operating losses. We anticipate we will continue to incur net losses in 2007. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We believe we have several potential high-value shipwreck targets which could be recovered in 2007. Our current 2007 business plan estimates our cash requirements for operations and capital expenditures will range from $18 million to $22 million. Based upon our $2.4 million 2006 year end cash position, recent equity offering and projected 2007 revenues, we estimate an additional cash requirement of $5 million to $7 million to meet our projected business plan requirements. In May 2007, we have a potential exercise of $3.50 warrants for $7.7 million. However, if the warrants expire, we will be required to raise additional financing to fund our projected business plan. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so. We also cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our projected cash requirements in 2007. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to reduce our exploration and development efforts and overhead to a level for which funding can be secured.

2005 Compared to 2004

(dollars in millions)	2005	2004	2005 vs 2004
			$	%
Revenue	$10.0	$17.6	$(7.6)	(43)%

Cost of sales	1.1	1.9	(0.8)	(42)%
Operations & research	11.3	2.0	9.3	473%
Marketing, general, & administrative	9.3	5.0	4.2	84%

Total cost and expenses	$21.7	$8.9	$12.8	143%

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

We continued to sell numismatic coins to independent coin dealers. During the latter half of 2005, we experienced a decrease in numismatic gold coin revenue, relative to 2004, due to a lower availability of our highest value gold coins, a desire to maximize total revenue from coin inventory, and sales to fewer independent coin dealers. The number of independent dealers dropped from thirteen in 2004 to six in 2005 of which two dealers represented 57 percent of our total sales. Our experience has shown that many of these independent dealers are primarily interested in the higher quality numismatic coin market. As our availability of these higher quality coins diminishes, we expected the number of independent dealers interested in our coins to be reduced. In addition, the sale of silver half dollars to our independent coin dealer wholesale channel was significantly reduced from 2004 levels, as their main interest has been in the numismatic gold coins. We continue to develop additional indirect sales channels to supplement our coin dealer network for our non-graded gold, shipwreck effect silver coins and for other merchandise.

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

Discussion of Cash Flows

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

Indemnification Provisions

Under our bylaws and certain consulting and employment agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2006.

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

Long-lived Assets

As of December 31, 2006, we had approximately $11.9 million of property and equipment and related assets. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. To date no such impairment has been indicated.

Realizability of Deferred Tax Assets

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable and thus a valuation allowance of $14.9 million has been recorded as of December 31, 2006. We will continue to reassess the need for a valuation allowance during each future reporting period.

Contractual Obligations

At December 31, 2006, the Company’s contractual obligations including estimated payments due by period, are as follows:

(dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$6,497	$3,444	$3,053	$—	$—
Interest on debt	811	498	313	—	—
Operating leases	125	88	37	—	—
Purchase obligations	—	—

Total contractual obligations	$7,433	$4,030	$3,403	$—	$—

Long term debt represents the amount due on our existing mortgage for our office building, note payable and revolving credit facility. Operating leases consist primarily of our conservation lab in Tampa.

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

The information required by this item appears beginning on page 25.

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

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated by reference under the headings “Election of Directors” and “Executive Officers and Directors of the Company” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference under the heading “Executive Compensation” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference under the heading “ Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2007.

The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference under the heading “Equity Compensation Plan Information” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference under the heading “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference under the heading “Independent Auditor Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a)	Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 22.

	( b)	Consolidated Financial Statement Schedules See “Index to Consolidated Financial Statements” on page 22.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

PAGE
Management’s Report on Internal Control over Financial Reporting	23

Report of Independent Registered Public Accounting Firm	24

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	25

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2006 and 2005	26

Consolidated Statements of Income for the fiscal years 2006 and 2005 (twelve months ended December 31) and 2004 (ten month transition period ended December 31)	27

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fiscal years 2006 and 2005 (twelve months ended December 31) and 2004 (ten month transition period ended December 31)	28

Consolidated Statements of Cash Flows for the fiscal years 2006 and 2005 (twelve months ended December 31) and 2004 (ten month transition period ended December 31)	29

Notes to the Consolidated Financial Statements	31-46

Consolidated Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts	47

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent auditor, Ferlita, Walsh & Gonzalez, P.A., a registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the fiscal years ended December 31, 2006 and 2005, and the ten month transition period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the fiscal years ended December 31, 2006 and 2005, and the ten month transition period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note A to the consolidated financial statements, the Company adopted, prospectively, the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” effective January 1, 2006 and changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and in our report dated February 2, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of the internal control over financial reporting.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Odyssey Marine Exploration, Inc. and Subsidiaries maintained effective internal control over financial reporting of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Odyssey Marine Exploration, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Odyssey Marine Exploration, Inc and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Odyssey Marine Exploration and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey Marine Exploration and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the fiscal years ended December 31, 2006 and 2005, and the ten month transition period ended December 31, 2004 and our report dated February 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Ferlita, Walsh & Gonzalez, P.A.
Ferlita, Walsh & Gonzalez, P.A.
Certified Public Accountants
Tampa, Florida

February 2, 2007

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,415,842	$3,283,331
Accounts receivable, net	443,523	1,527,913
Inventory	2,263,078	4,728,394
Other current assets	359,665	729,678

Total current assets	5,482,108	10,269,316

PROPERTY AND EQUIPMENT
Equipment and office fixtures	12,764,389	10,745,738
Building and land	3,709,873	3,973,988
Accumulated depreciation	(4,539,855)	(2,738,572)

Total property and equipment	11,934,407	11,981,154

OTHER ASSETS
Inventory (non current)	7,353,159	5,839,914
Attraction development	1,261,573	1,172,475
Other long term assets	1,176,606	927,599

Total other assets	9,791,338	7,939,988

Total assets	$27,207,853	$30,190,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$498,482	$601,129
Accrued expenses	1,947,082	1,843,261
Mortgage and loans payable	3,443,605	111,433
Deposits	11,979	103,069

Total current liabilities	5,901,148	2,658,892

LONG TERM LIABILITIES
Mortgage and loans payable	3,053,485	1,758,333
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	3,940,985	2,645,833

Total liabilities	9,842,133	5,304,725

STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value; 6,800,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible – $.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Preferred stock series D convertible – $.0001 par value; 2,500,000 shares authorized; 2,500,000 issued and outstanding	250	—
Common stock – $.0001 par value; 100,000,000 shares authorized; 46,785,254 and 45,823,224 issued and outstanding	4,678	4,582
Additional paid-in capital	55,437,954	43,870,228
Accumulated deficit	(38,077,162)	(18,989,077)

Total stockholders’ equity	17,365,720	24,885,733

Total liabilities and stockholders’ equity	$27,207,853	$30,190,458

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004
REVENUE	$5,063,920	$10,036,575	$17,622,092

OPERATING EXPENSES
Cost of sales	1,087,830	1,098,014	1,883,912
Operations and research	15,025,525	11,294,015	1,962,186
Marketing, general & administrative	8,695,309	9,294,056	5,072,681

Total operating expenses	24,808,664	21,686,085	8,918,779

INCOME (LOSS) FROM OPERATIONS	(19,744,744)	(11,649,510)	8,703,313

OTHER INCOME OR (EXPENSE)
Interest income	103,580	57,882	6,011
Interest expense	(305,644)	(121,439)	(57,842)
Other income	858,723	74,692	40,667

Total other income or (expense)	656,659	11,135	(11,164)

INCOME (LOSS) BEFORE INCOME TAXES	(19,088,085)	(11,638,375)	8,692,149
Income tax (provision) benefit	—	(3,281,510)	(3,462,911)

NET INCOME (LOSS)	$(19,088,085)	$(14,919,885)	$5,229,238

EARNINGS (LOSS) PER SHARE
Basic	$(.41)	$(.35)	$0.14
Diluted	$(.41)	$(.35)	$0.13
Weighted average number of common shares outstanding

Basic	46,150,593	42,373,217	38,400,329
Diluted	46,150,593	42,373,217	40,254,049

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004
Preferred Stock, Series D - Shares
At beginning of year	—	—	—
Preferred stock issued for cash	2,500,000	—	—

At end of year	2,500,000	—	—

Common Stock - Shares
At beginning of year	45,823,224	38,530,599	37,993,099
Common stock issued for cash	830,954	7,252,625	537,500
Common stock issued for services	131,076	40,000	—

At end of year	46,785,254	45,823,224	38,530,599

Preferred Stock , Series D
At beginning of year	$—	$—	$—
Preferred stock issued for cash	250	—	—

At end of year	$250	$—	$—

Common Stock
At beginning of year	$4,582	$3,853	$3,799
Common stock issued for cash	83	729	54
Common stock issued for services	13	—	—

At end of year	$4,678	$4,582	$3,853

Paid-in Capital
At beginning of year	$43,870,228	$26,430,934	$25,147,839
Series D Preferred stock issued for cash	8,749,750	—	—
Common stock issued for cash	1,889,109	16,848,083	1,030,259
Common stock issued for services	391,275	100,000	—
Stock options issued for services	537,592	38,101	—
Tax benefit on exercised employee stock options	—	453,110	252,836

At end of year	$55,437,954	$43,870,228	$26,430,934

Accumulated Unrealized Loss in Investment
At beginning of year	$—	$554	$2,988
Net change in unrealized gain on investments, net of tax	—	(554)	(2,434)

At end of year	$—	$—	$554

Accumulated Deficit
At beginning of year	$(18,989,077)	$(4,069,192)	$(9,298,430)
Net income (loss)	(19,088,085)	(14,919,885)	5,229,238

At end of year	(38,077,162)	(18,989,077)	(4,069,192)

Total shareholders’ equity	$17,365,720	$24,885,733	$22,366,149

Comprehensive Income (Loss)
Net income (Loss)	$(19,088,085)	$(14,919,885)	$5,229,238
Net change in unrealized gain on investments, net of tax	—	(554)	(2,434)

At end year	$(19,088,085)	$(14,920,439)	$5,226,804

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(19,088,085)	$(14,919,885)	$5,229,238
Adjustments to reconcile net income (loss) to net cash used by operating activity:
Effect of unrealized gain on investments	—	—	(2,434)
Tax benefit related to exercise of employee stock options	—	453,110	252,836
Share based compensation	928,880	38,101	—
Depreciation	3,139,589	1,445,551	362,114
(Gain) Loss on disposal of equipment	(139,659)	43,528	20,000
(Increase) decrease in:
Accounts receivable	1,047,642	210,004	(2,092,438)
Inventory	952,071	(717,110)	(5,658,105)
Other assets	90,285	(687,797)	(82,646)
Deferred tax asset	—	2,828,400	3,208,198
Increase (decrease) in:
Accounts payable	(102,644)	9,988	(402,388)
Accrued expenses and other	66,266	319,041	1,926,773

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(13,105,655)	(10,977,069)	2,761,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and improvements	(2,310,954)	(1,869,532)	(2,217,418)
Attractions development	(150,667)	(3,656,982)	(569,634)
Proceeds from sale of equipment	553,240	49,647	—
Purchase of building and land	—	—	(1,333,481)

NET CASH USED IN INVESTING ACTIVITIES	(1,908,381)	(5,476,867)	(4,120,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,946,193	16,848,813	1,030,313
Proceeds from issuance of loan payable	5,185,485	11,433	1,523,700
Proceeds from sale of marketable securities	—	—	1,996,420
Proceeds from issuance of preferred stock	8,750,000	—	—
Broker commissions and fees on private offering	(57,000)	—	—
Repayment of mortgage and loans payable	(1,678,161)	(173,700)	(1,491,667)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,146,517	16,686,546	3,058,766

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(867,489)	232,610	1,699,381
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,283,331	3,050,721	1,351,340

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,415,842	$3,283,331	$3,050,721

SUPPLEMENTARY INFORMATION:
Interest paid	$303,388	$119,174	$53,051
Income taxes paid	$—	$—	$—

NON CASH TRANSACTIONS:
Depreciation reclassified as inventory	$—	$72,912	$374,123
Compensation paid by common stock	$—	$100,000	$—
Settlement of accounts receivable with accounts payable	$53,539	$317,350	$40,000
Building and equipment purchased with financing	$1,120,000	$—	$2,000,000

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

The ending balance in Attraction development on December 31, 2004 for our New Orleans Attraction development in the amount of $196,054 was transferred to Property and equipment for the period ended December 31, 2005.

We previously reported $1,888,742 in Attraction development purchases for the six month period ended June 30, 2005. This amount was moved to Purchase of property and equipment for the fiscal year ended December 31, 2005.

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

Reclassifications

Certain operating expense amounts for the fiscal year December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 and 2006 amounts. The reclassifications have no effect on net income for the ten month fiscal year ended December 31, 2004.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years 2006, 2005, and 2004 was $881,000, $996,000, and $45,000, respectively.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to the closing of the themed attraction in the New Orleans market during 2006, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements to a life ending on or before December 31, 2006. This resulted in additional depreciation and amortization of $874,434 for the year ended December 31, 2006.

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At December 31, 2006, we did not own United States Treasury Bills with a maturity greater than three months.

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

	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004
Depreciation and amortization	$3,139,589	$1,518,463	$736,237
Less depreciation capitalized to inventory	—	72,912	374,123

Net depreciation expense	$3,139,589	$1,445,551	$362,114

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

At December 31, 2006 and 2005 weighted average common shares outstanding were 46,150,593 and 42,373,217 respectively. For the periods ending December 31, 2006 and 2005 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2006	2005
Average market price during the period	$2.99	$3.73
In the money potential common shares excluded	343,503	884,478

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2006	2005
Out of the money options and warrants excluded:
Stock Options with an exercise price of $3.50 per share	729,166	—
Stock Options with an exercise price of $4.00 per share	361,000	60,500
Stock Options with an exercise price of $5.00 per share	495,000	595,000
Warrants with an exercise price of $3.50 per share	3,170,000	—
Warrants with an exercise price of $4.00 per share	100,000	—
Warrants with an exercise price of $5.25 per share	100,000	100,000

Total anti dilutive warrants and options excluded from EPS	4,955,166	755,500

Weighted average potential common shares from outstanding Series D Convertible Preferred Stock calculated on as as-if converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2006	2005
Weighted average potential common shares from Series D Preferred Stock excluded from computation of diluted earnings per share	2,000,000	—

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004
Numerator, basic and diluted net income	$(19,088,085)	$(14,919,885)	$5,229,238

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	46,150,593	42,373,217	38,400,329

Shares used in computing basic net income per share	46,150,593	42,373,217	38,400,329

Shares used in computation – diluted:
Weighted average common shares outstanding	46,150,593	42,373,217	38,400,329
Dilutive effect of options and warrants outstanding	—	—	1,853,720

Shares used in computing diluted net income per share	46,150,593	42,373,217	40,254,049

Net income per share – basic	$(0.41)	$(0.35)	$0.14
Net income per share – diluted	$(0.41)	$(0.35)	$0.13

Stock-Based Compensation

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during the period ended December 31, 2006 include compensation expense for the share-based compensation awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting FAS 123(R), $537,592 of share-based compensation was charged against income for the period ended December 31, 2006. For the periods ended December 31, 2005 and 2004, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation,” to share-based employee compensation.

	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004
Net income(loss):
As reported	$(14,919,885)	$5,229,238
Pro forma adjustment for compensation, net of tax	(1,312,896)	(703,952)

Pro forma	$(16,232,781)	$4,525,286

Basic income(loss) per share:
As reported	$(0.35)	$0.14
Pro forma	$(0.38)	$0.12
Diluted income(loss) per share:
As reported	$(0.35)	$0.13
Pro forma	$(0.38)	$0.11

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2006 and 2005 and the ten month transition period ended December 31, 2004 were $1.49, $2.10 and $3.78, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2006 and 2005 and the ten month period ended December 31, 2004:

	2006	2005	2004
Risk-free interest rate	4.8-5.1%	4.3%	3.6%
Expected volatility of common stock	60.4 -62.6%	62.4%	469%
Dividend Yield	0%	0%	0%
Expected life of options	4-5 years	5 years	5 years

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

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. (See NOTE Q)

NOTE B - CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000 per legal entity per financial institution. At December 31, 2006 our uninsured cash balance was approximately $681,000.

NOTE C - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. At December 31, 2006, we did not own any United States Treasury Bills with a maturity of ninety days or longer.

NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable consists of trade accounts receivable resulting from customer sales of artifacts and merchandise. The balances at December 31, 2006 and 2005 are $443,523 and $1,527,913, respectively. The balances at December 31, 2006 and 2005 are net of return reserves in the amounts of $8,445 and $127,398, respectively.

NOTE E - INVENTORY

Our inventory consists of the following:

	2006	2005
Artifacts	$8,488,258	$9,320,343
Merchandise	583,318	634,558
Packaging	544,661	613,407

Total Inventory	$9,616,237	$10,568,308

SS Republic recovery operations continued until February 2005. Based on our estimates of the timing of future sales, $7,353,159 and $5,839,914 of artifact inventory for the fiscal years ended 2006 and 2005 were classified as non-current.

The recorded amount of the SS Republic artifacts represents the accumulated capitalized costs of recovery and conservation of these items as follows:

	2006	2005
At beginning of year	$9,320,343	$9,220,118
Capitalized recovery costs	—	632,045
Purchases	124,575	—
Amounts recorded as artifacts for display	(249,347)	73,577
Amounts reported as cost of sales	(707,313)	(605,397)

At end of year	$8,488,258	$9,320,343

NOTE F - OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2006	2005
Advances	$3,409	$41,778
Prepaid expenses	329,204	567,878
Deposits	27,052	120,022

Total Other current assets	$359,665	$729,678

For the period ended December 31, 2006, prepaid expenses consist of $162,514 of prepaid insurance premiums and $166,689 of other operating prepaid costs. For the period ended December 31, 2005, prepaid expenses consist of $333,866 of prepaid insurance premiums and $234,012 of other operating prepaid costs. All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business.

NOTE G – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Class	2006	2005
Building, improvements and land	$3,709,873	$3,973,988
Computers and peripherals	676,777	639,643
Furniture and office equipment	922,193	802,082
Vessels and equipment	9,276,772	6,747,185
Exhibits and related	1,888,647	2,556,828

	16,474,262	14,719,726
Less: Accumulated depreciation	(4,539,855)	(2,738,572)

Property and equipment, net	$11,934,407	$11,981,154

NOTE H – ATTRACTION DEVELOPMENT

Attraction development balances of $1,261,573 and $1,172,475 for the periods ended December 31, 2006 and 2005, respectively, represent direct costs for project engineering and design costs and fabrication/construction costs for attraction exhibits in process of completion. During 2005, we transferred $2,556,827 to property and equipment upon the opening of our New Orleans exhibit. The $1,261,573 remaining at the end of the current year relates to the in-process construction of our second exhibit. We suspended completion of this second 5,000 square foot traveling exhibit attraction until we relocate our existing attraction.

NOTE I – BUILDING AND LAND

On July 23, 2004, we purchased a 23,500 square foot two story office building for $3,058,770 to serve as our corporate and operations headquarters. With tenant improvements the facility is recorded on the books at a cost of $3,470,523. We currently lease approximately 38% of the space to two tenants.

NOTE J – OTHER LONG TERM ASSETS

Other long term assets consist of the following:

	2006	2005
Artifacts	$572,670	$323,323
Deposits	568,962	552,892
Image use rights, net	34,974	51,384

Total Other long term assets	$1,176,606	$927,599

The artifact balances for both reportable years consist of artifacts conserved specifically for the company and are not for resale. Deposits include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for the HMS Sussex as well as a $100,000 deposit to fund conservation and documentation of any artifacts recovered. These deposits are refundable from proceeds the United Kingdom would receive if the HMS Sussex is discovered and its artifacts monetized. If the HMS Sussex is not discovered, the Company is at risk for the entire amounts. Other deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. Image use rights are amounts paid to utilize, for a period up to five years, copyrighted images in our themed attractions segment. The amount is net of $15,225 of amortization.

NOTE K – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2006 and 2005:

	2006	2005
Revolving credit facility	$3,000,000	$11,433
Mortgage payable	2,473,090	1,858,333
Loan payable	1,024,000	—

	$6,497,090	$1,869,766

Revolving Credit Facility

On March 29, 2006, we entered into an Amended and Restated Revolving Credit Agreement with Mercantile Bank. The Amended and Restated Credit Agreement replaces the Company’s prior agreement with the Bank. The Amended and Restated Agreement reduced the amount of the commitment from the Bank from a $6 million revolving credit facility to a $3 million revolving credit facility. The $4 million of gold coins previously collateralized were removed from the amended agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The Company will also be required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company is required to comply with a number of covenants as stated in the Amended and Restated Agreement.

Mortgage Payable

During June 2006, we entered into a mortgage loan for $2.5 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaces the original mortgage held by the Bank of Tampa. The mortgage loan is due on June 1, 2009 with monthly payments based on a 20 year amortization schedule. Interest is at a fixed annual rate of 7.5%. Of the principal amount due on the mortgage, $59,605 is classified as a current liability. This debt is secured by the related mortgaged real property as well as being cross-collateralized with the coins used to secure the Amended and Restated Revolving Credit Agreement with Mercantile Bank.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending December 31,
2007	$59,605
2008	64,778
2009	2,348,707

Total mortgage payable	2,473,090
Less current portion	59,605

Long term portion	$2,413,485

Loan Payable

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) of which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect at the end of the period was 7.98%. The first three months of the agreement required interest only payments followed by principle payments of $32,000 plus interest over the remaining life of the loan. Of the principal amount due on the loan, $384,000 is classified as a current liability. The ROV is pledged as collateral for this loan.

Maturities of long-term debt associated with the loan payable are as follows:

Year Ending December 31,
2007	$384,000
2008	384,000
2009	256,000

Total mortgage payable	1,024,000
Less current portion	384,000

Long term portion	$640,000

See “Note T – Commitments and contingencies” for information pertaining to consolidated commitments.

NOTE L – ACCRUED EXPENSES

Accrued expenses consist of following:

	2006	2005
Wages and bonuses	$400,418	$558,847
Vessel operations	1,093,276	639,026
Other operating expenses	366,419	457,256
Themed attractions	86,969	188,132

Total accrued expenses	$1,947,082	$1,843,261

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance and port fees. Other operating expenses contain general costs related to, but not limited to marketing, book distribution fees, professional services and the attraction and exhibits.

NOTE M - RELATED PARTY TRANSACTIONS

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

A construction company, owned by the stepson of an officer of the company, was paid for renovation services on our corporate headquarters building amounting to $105,259 for the period ended December 31, 2005. Also, the spouse of a Company officer performed logo design services for the period ended December 31, 2005 amounting to $3,525.

NOTE N - SALE OF REVENUE PARTICIPATION CERTIFICATES

We have sold through private placements of Revenue Participation Certificates (“RPCs”) the right to share in our future revenues derived from the Cambridge project which refers to the Sussex shipwreck project. We also sold RPCs related to a project formerly called the Republic project which we now call the Seattle project. The Seattle project refers to a shipwreck which we have not yet located.

Each $50,000 convertible Cambridge RPC entitles the holder to receive a percentage of the gross revenue received by us from the “Cambridge” project, which is defined as all cash proceeds payable to us as a result of the Cambridge project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by us to finance the project are excluded from gross revenue.

As of April 30, 1999, when the offering was closed, we had sold $825,000 of a maximum of $900,000 of the Cambridge RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4—35 million, and 12.375% of gross revenue above $35 million generated by the Cambridge project.

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

NOTE O - PREFERRED STOCK

We currently have 6,800,000 shares of Preferred Stock, 510,000 shares of Series A Convertible Preferred Stock and 2,500,000 shares of Series D Convertible Preferred Stock that have been authorized of which only 2,500,000 of the Series D Convertible Preferred Stock is issued and outstanding. The Preferred Stock may be issued in series from time to time with such rights, designations, preferences and limitation as our Board of Directors may determine by resolution.

Series D Preferred Stock

On March 13, 2006 we sold 2,500,000 shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share, at $3.50 per share to funds managed by two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one (1) share of Common Stock for every one (1) share of Series D Preferred Stock. Proceeds of the private offering were $8,750,000.

NOTE P – COMMON STOCK OPTIONS AND WARRANTS

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

Additional information with respect to both plan’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 29, 2004	2,439,000	$1.91
Granted	330,000	$5.00
Exercised	(237,500)	$1.18
Cancelled	(115,000)	$3.64

Outstanding at December 31, 2004	2,416,500	$3.79
Granted	245,000	$3.43
Exercised	(602,625)	$1.12
Cancelled	(67,500)	$2.27

Outstanding at December 31, 2005	1,991,375	$2.83
Granted	1,360,000	$3.63
Exercised	(330,954)	$1.35
Cancelled	(452,834)	$3.83

Outstanding at December 31, 2006	2,567,587	$3.26

Options exercisable at December 31, 2004	1,659,000	$1.76

Options exercisable at December 31, 2005	1,850,250	$2.86

Options exercisable at December 31, 2006	1,615,921	$3.07

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2006, 2005 and 2004 were $949,847, $2,229,475 and $1,542,188, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2006, 2005 and 2004 were $958,299, $2,316,185 and $1,775,000, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2006, 2005 and 2004 are $736,275, $1,688,415 and $651,313, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2006, 2005 and 2004 was $174,993, $2,062,663 and $986,300, respectively.

As of December 31, 2006, there was $1,143,697 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes information about stock options outstanding at December 31, 2006:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.00 - $2.50	982,421	1.27	$1.94
$2.60 - $5.00	1,585,166	3.28	$4.08

	2,567,587	2.51	$3.26

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

During March of 2005, we issued 3,170,000 warrants to six entities in a private placement offering. During the quarter ended September 30, 2005 we issued 100,000 warrants to a vendor for services relating to a marketing program. During three month period ended December 31, 2006 we issued 100,000 warrants to three accredited investors in a private placement offering. Warrants outstanding at December 31, 2006 are as follows:

Warrants	Price per Share	Expiration Date
3,170,000 ( A )	$3.50	3/09/07
100,000	$5.25	(B	)
100,000	$4.00	11/22/08

3,370,000

(A):	See “Note W – Subsequent events”
(B):	During the quarter ended September 30, 2005 we issued 100,000 warrants having an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested and earned based upon future performance of the program, and may not be exercised until vested and earned, therefore expense will not be recorded until the warrants are vested and earned. The warrants have a two year exercise period commencing on the date when the warrants would be vested and earned. At December 31, 2006 these warrants have not been earned nor have they commenced with vesting.

NOTE Q - INCOME TAXES

As of December 31, 2006, we had consolidated income tax net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $48,361,000. The federal NOL carryforward will expire in various years ending through the year 2026.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$3,180,768	$2,984,843
State	—	100,742	478,068

	$—	$3,281,510	$3,462,911

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$17,802,066
Accrued expenses	218,631
Reserve for accounts receivable	2,976
Reserve for deferred costs	107,833
Stock option expense	202,841
Less: valuation allowance	(14,857,487)

$3,476,860

Deferred tax liability:
Prepaid expenses	$69,577
Excess of tax over book depreciation	293,980
Artifacts recovery costs	3,042,924
Inventory reserve	628
Fixed asset basis	69,751

$3,476,860

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks (such as the Sussex) and thus a valuation allowance has been maintained as of December 31, 2006. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We were optimistic that our search and recovery efforts in 2006 would have been more successful than we have reported. However, we continue to be confident that we have several potential high-value shipwreck targets which could be recovered in 2007. Our current estimates do not include monetizing any assets for shipwrecks which may be recovered in 2007 or beyond. We will continue to reassess the need for a valuation allowance during each future reporting period.

The change in the valuation allowance is as follow:

December 31, 2006	$14,857,487	December 31, 2005	$7,791,859
December 31, 2005	$7,791,859	December 31, 2004	$10,993

Change in valuation allowance	$7,065,628	Change in valuation allowance	$7,780,866

Income taxes for the twelve month periods ended December 31, 2006 and 2005 and the ten month period ended December 31, 2004 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005	10 Month Period Ended December 31, 2004
Expected provision (benefit)	$(6,489,949)	$(3,956,231)	$2,955,331
State income taxes net of federal benefits	(243,360)	(258,626)	314,826
Nondeductible (income) expenses	12,486	23,205	(6,552)
Stock options exercised	(232,127)	—	—
Change in valuation allowance	7,065,628	7,780,866	10,993
Effects of:
Change in rate estimate	(118,363)	(321,937)	101,535
Change in NOL estimate	—	—	87,031
Other, net	5,685	14,233	(253)

Income tax provision (benefit)	$—	$3,281,510	$3,462,911

During the twelve month periods ended December 31, 2006 and 2005, we recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $51,136 and $453,110, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

NOTE R – MAJOR CUSTOMERS

During the fiscal year ended December 31, 2006, we had two customers who accounted for 41.3% and 23.7% of our total sales. For the fiscal year ended December 31, 2005 we had two customers who accounted for 45.7% and 10.4% of our total sales.

NOTE S – SEGMENT REPORTING

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

We held the grand opening of our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, on August 27, 2005, at the Jax Brewery complex in the French Quarter of New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. We re-opened the attraction in February 2006 and closed it again in September 2006 because of market conditions in New Orleans. Odyssey received approximately $1,200,000 in the fourth quarter 2006 as final insurance settlement on our claim for damages and business interruption due to the hurricane. Proceeds relating to our business interruption coverage are approximately $802,000 and are recorded as Other income As a result of our lease termination in New Orleans, we accelerated the estimated useful lives of certain assets and leasehold improvements in 2006. This acceleration resulted in additional expenses of approximately $900,000 as of December 31, 2006. While the attraction is presently closed, we plan to relocate it to another market in 2007 and continue to research alternatives. We suspended completion of our second 5,000 square foot traveling exhibit attraction until we relocate our existing attraction.

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Twelve months ended December 31, 2006
Revenues from external customers	$4,844	$220	$5,064
Income (loss) before income taxes	$(17,073)	$(2,015)	$(19,088)
Segment assets	$23,907	$3,301	$27,208

Twelve months ended December 31, 2005
Revenues from external customers	$9,983	$54	$10,037
Income (loss) before income taxes	$(9,499)	$(2,139)	$(11,638)
Segment assets	$25,349	$4,841	$30,190

NOTE T – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the “Seattle” (formerly “Republic”) and Cambridge projects and have recorded $887,500 as Deferred Income From Revenue Participation Certificates (See NOTE N). We are contingently liable to share the future revenue of these projects only if revenue is derived from these specific projects.

To date, the only income derived from these projects resulted in a one time revenue distribution payment of $12,986 to the holders of the Cambridge RPC’s.

Revenue from the SS Republic shipwreck or its cargo are not subject to revenue sharing.

In addition, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a predefined search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be the HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest from the subcontractor through a foreclosure sale (see NOTE M).

Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the defendants’ motion to dismiss on February 27, 2007. The defendants filed a Motion to Re-consider the order granting the plaintiffs’ motion for reconsideration and denying defendants’ motion to dismiss on March 12, 2007. Management believes the lawsuit is without merit and intends to vigorously defend the action.

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

Other commitments and contingencies

At December 31, 2006, the Company’s future contractual obligations are as follows:

(dollars in thousands) Contractual Obligations	Payments due by period
	Total	2007	2008	2009	2010	2011	More than 5 years
Long term debt	$6,497,090	$3,443,605	$448,778	$2,604,707	$—	$—	$—
Interest on debt	811,161	498,178	217,445	95,538	—	—	—
Operating leases	124,694	87,783	36,911	—	—	—	—

Total contractual obligations	$7,432,945	$4,029,566	$703,134	$2,700,245	$—	$—	$—

Long term debt represents amounts due on our existing mortgage for our office building, line of credit and note payable. Operating leases consists of our lease on our conservation lab in Tampa.

See “Note K – Mortgage and loans payable”

Material Trends and Uncertainties

The results of operations for the immediate two preceding fiscal years produced net operating losses. We anticipate we will continue to incur net losses in 2007. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We believe we have several potential high-value shipwreck targets which could be recovered in 2007. Our current 2007 business plan estimates our cash requirements for operations and capital expenditures will range from $18 million to $22 million. Based upon our $2.4 million 2006 year end cash position, recent equity offering and projected 2007 revenues, we estimate an additional cash requirement of $5 million to $7 million to meet our projected business plan requirements. In May 2007, we have a potential exercise of $3.50 warrants for $7.7 million. However, if the warrants expire, we will be required to raise additional financing to fund our projected business plan. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so. We also cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our projected cash requirements in 2007. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to reduce our exploration and development efforts and overhead to a level for which funding can be secured.

NOTE U – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements , (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE V - QUARTERLY FINANCIAL DATA - UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2006. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2006
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$865,179	$1,957,834	$586,778	$1,654,129

Gross profit	750,849	1,698,227	283,589	1,243,425

Net income	(3,928,687)	(4,191,439)	(6,190,777)	(4,777,182)

Basic and diluted net income per share	$(0.09)	$(0.09)	$(0.13)	$(0.10)

	Fiscal Year Ended December 31, 2005 Quarter Ending

	March 31	June 30	September 30	December 31
Revenue - net	$3,349,516	$3,825,818	$986,682	$1,874,559

Gross profit	3,133,235	3,472,009	796,049	1,537,269

Net income	(11,906)	(1,080,667)	(3,121,083)	(10,706,229)

Basic and diluted net income per share	$—	$(0.03)	$(0.07)	$(0.23)

NOTE W - SUBSEQUENT EVENTS

On January 24, 2007, we issued and sold an aggregate of 2,200,000 shares of its Series D Convertible Preferred Stock (“Series D Preferred Stock”) at a price of $3.00 per share, for an aggregate purchase price of $6.6 million in cash, pursuant to a Series D Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”). In connection with the transaction, the Company also (a) issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009, and (b) issued to certain of the investors warrants to purchase an aggregate of 2,200,000 shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007.

SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2004, 2005 and 2006

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred income tax asset Valuation allowance
2004	—	10,993	—	—	10,993
2005	10,993	7,780,866	—	—	7,791,859
2006	7,791,859	7,065,628	—	—	14,857,487

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 16, 2007	By:	/S/ John C. Morris
Co-Chairman of the Board, President &Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ JOHN C. MORRIS John C. Morris	Co-Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/S/ GREGORY P. STEMM Gregory P. Stemm	Co-Chairman of the Board and Vice President	March 16, 2007

/S/ MICHAEL J. HOLMES Michael J. Holmes	Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/S/ JAY A. NUDI Jay A. Nudi	Controller (Principal Accounting Officer)	March 16, 2007

/S/ GEORGE KNUTSSON George Knutsson	Director	March 16, 2007

/S/ DAVID J. SAUL David J. Saul	Director	March 16, 2007

/S/ GEORGE E. LACKMAN George E. Lackman, Jr.	Director	March 16, 2007

/S/ DAVID J. BEDERMAN David J. Bederman	Director	March 16, 2007

EXHIBITS INDEX

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated February 28, 2001)

3.4	Amended Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated September 19, 2002)

3.5	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 13, 2006)

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated January 22, 2007)

4.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

10.2	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.3	Revolving Credit Agreement with Mercantile Bank dated April 21, 2005( incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

10.4	Revolving Credit Note to Mercantile Bank dated April 21, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

10.5	Security Agreement with Mercantile Bank dated April 21, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

10.6	Lease Agreement dated June 1, 2005 with Jackson Brewery Millhouse, LLC, for attraction exhibit space (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated June 2, 2005)

10.7	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.8	Amended and Restated Revolving Credit Agreement with Mercantile Bank dated March 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 3, 2006)

10.9	Amended and Restated Credit Note with Mercantile Bank dated March 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 3, 2006)

10.10	Amended and Restated Security Agreement with Mercantile Bank dated March 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 3, 2006)

10.11	Series D Convertible Preferred Stock Purchase Agreement (filed herewith electronically)

10.12	Warrant to Purchase Series D Convertible Preferred Stock (D1) (filed herewith electronically)

10.13	Warrant to Purchase Series D Convertible Preferred Stock (D2) (filed herewith electronically)

10.14	First Amendment to Lease Agreement dated January 31, 2007, with Jackson Brewery Millhouse, LLC, for attraction exhibit space rental (filed herewith electronically)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

Exhibit Number	Description
23.1	Consent of Ferlita, Walsh & Gonzalez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)