Form 10-Q
period 2007-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2007-05-10
CIK 798528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Yes ☐    No ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of May 1, 2007 was 46,971,106.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,241,782	$2,415,842
Accounts receivable, net	1,590,053	443,523
Inventory	2,914,258	2,263,078
Other current assets	458,390	359,665

Total current assets	9,204,483	5,482,108
PROPERTY AND EQUIPMENT
Equipment and office fixtures	13,018,909	12,764,389
Building and land	3,709,873	3,709,873
Accumulated depreciation	(5,118,817)	(4,539,855)

Total property and equipment	11,609,965	11,934,407
OTHER ASSETS
Inventory (non current)	6,340,469	7,353,159
Attraction development	1,255,588	1,261,573
Other non current assets	1,181,533	1,176,606

Total other assets	8,777,590	9,791,338

Total assets	$29,592,038	$27,207,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$462,323	$498,482
Accrued expenses	1,214,917	1,947,082
Mortgage and loans payable	3,445,629	3,443,605
Deposits	11,979	11,979

Total current liabilities	5,134,848	5,901,148
LONG TERM LIABILITIES
Mortgage and loans payable	2,936,420	3,053,485
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	3,823,920	3,940,985

Total liabilities	8,958,768	9,842,133

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 1,960,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible—$.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Preferred stock series D convertible—$.0001 par value; 7,340,000 shares authorized; 4,700,000 issued and outstanding	470	250
Common stock—$.0001 par value; 100,000,000 shares authorized; 46,897,833 and 46,785,254 issued and outstanding	4,690	4,678
Additional paid-in capital	62,852,929	55,437,954
Accumulated deficit	(42,224,819)	(38,077,162)

Total stockholders’ equity	20,633,270	17,365,720

Total liabilities and stockholders’ equity	$29,592,038	$27,207,853

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUE	$2,149,197	$865,179
OPERATING EXPENSES
Cost of sales	486,030	114,330
Marketing, general & administrative	2,663,753	2,401,361
Operations & research	2,753,832	2,264,055

Total operating expenses	5,903,615	4,779,746
INCOME (LOSS) FROM OPERATIONS	(3,754,418)	(3,914,567)
OTHER INCOME (EXPENSE)
Interest income	43,857	13,703
Interest expense	(123,413)	(42,120)
Other	23,815	14,297

Total other income (expense)	(55,741)	(14,120)

INCOME (LOSS) BEFORE INCOME TAXES	(3,810,159)	(3,928,687)
Income tax benefit (provision)	—	—

NET INCOME (LOSS)	(3,810,159)	(3,928,687)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(.09)	$(.09)
Weighted average number of common shares outstanding
Basic and diluted	46,855,226	45,965,907

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,810,159)	$(3,928,687)
Adjustments to reconcile net loss to net cash used by operating activity:
Depreciation and amortization	582,048	496,841
Loss on disposal of equipment	18,576	—
Share-based compensation	270,813	41,508
(Increase) decrease in:
Accounts receivable	(1,146,530)	491,080
Inventory	361,510	(49,322)
Other assets	(105,838)	91,101
Increase (decrease) in:
Accounts payable	(36,159)	(242,010)
Customer deposits	—	33,334
Accrued expenses	(542,770)	(955,553)

NET CASH (USED) IN OPERATING ACTIVITIES	(4,408,509)	(4,021,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(268,011)	(211,167)

NET CASH (USED) IN INVESTING ACTIVITIES	(268,011)	(211,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	62,500	313,068
Proceeds from issuance of preferred stock	6,600,000	8,750,000
Broker commission and fees on private offering	(45,000)	—
Proceeds from mortgage and loans payable	—	1,511,250
Repayment of mortgage and loans payable	(115,040)	(1,536,433)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,502,460	9,037,885

NET INCREASE IN CASH	1,825,940	4,805,010
CASH AT BEGINNING OF PERIOD	2,415,842	3,283,331

CASH AT END OF PERIOD	$4,241,782	$8,088,341

SUPPLEMENTARY INFORMATION:
Interest paid	$112,370	$34,045
Income taxes paid	$—	$—
NON CASH TRANSACTIONS:
Beneficial conversion option related to preferred stock issuance	$337,498	$—
Settlement of accounts receivable with accounts payable	$—	$53,539
Accrued compensation paid by common stock	$189,395	$—

Summary of Significant Non-Cash Transactions

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

NOTE A—BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. We suggest these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2006.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2007, results of operations, and cash flows for the interim periods presented. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three month periods ended March 31, 2007 and 2006 was $330,302 and $328,868, respectively.

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

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2007, we did not own United States Treasury Bills with a maturity greater than three months.

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

At March 31, 2007 and 2006 weighted average common shares outstanding were 46,855,226 and 45,965,907 respectively. For the periods ending March 31, 2007 and 2006 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	Three Months Ended
	March 31, 2007	March 31, 2006
Average market price during the period	$3.01	$3.69
In the money potential common shares excluded	318,511	662,379

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS.

	Three Months Ended
	March 31, 2007	March 31, 2006
Out of the money options and warrants excluded:
Stock Options with an exercise price of $3.50 per share	1,539,166	—
Stock Options with an exercise price of $4.00 per share	355,750	60,500
Stock Options with an exercise price of $5.00 per share	945,000	495,000
Warrants with an exercise price of $3.50 per share	2,200,000	—
Warrants with an exercise price of $4.00 per share	540,000	—
Warrants with an exercise price of $5.25 per share	100,000	100,000

Total anti dilutive warrants and options excluded from EPS	5,679,916	655,500

Weighted average potential common shares from outstanding Series D Convertible Preferred Stock calculated on as as-if converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended
	March 31 2007	March 31, 2006
Weighted average potential common shares from Series D Preferred Stock excluded from computation of diluted earnings per share	4,137,778	472,222

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income	$(3,810,159)	$(3,928,687)
Beneficial conversion option on preferred stock issuance	$(337,498)	$—

Numerator, basic and diluted net income available to shareholders	$(4,147,657)	$(3,928,687)

Denominator:
Shares used in computation—basic:
Weighted average common shares outstanding	46,855,226	45,965,907

Shares used in computing basic net income per share	46,855,226	45,965,907

Shares used in computation—diluted:
Weighted average common shares outstanding	46,855,226	45,965,907
Dilutive effect of options and warrants outstanding	—	—

Shares used in computing diluted net income per share	46,855,226	45,965,907

Net income per share—basic	$(0.09)	$(0.09)
Net income per share—diluted	$(0.09)	$(0.09)

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during the period ended March 31, 2006 include compensation expense for the share-based compensation awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended March 31, 2007 and 2006 is $270,813 and $41,508, respectively.

The weighted average estimated fair value of stock options granted during the period ended March 31, 2007 was $1.50. We did not grant any stock options during the period ended March 31, 2006. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the periods ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
Risk-free interest rate	5.0%	N/A
Expected volatility of common stock	62.2-62.6%	N/A
Dividend Yield	0%	N/A
Expected life of options	5-7 years	N/A

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

NOTE C—INVENTORY

Our inventory consisted of the following:

	March 31, 2007	December 31, 2006
Artifacts	$8,093,958	$8,488,258
Merchandise	672,174	583,318
Packaging	488,595	544,661

Total Inventory	$9,254,727	$9,616,237

Of these amounts $6,340,469 and $7,353,159 are classified as non-current as of March 31, 2007 and December 31, 2006, respectively.

NOTE D—INCOME TAXES

As of March 31, 2007, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $52 million. The NOL will expire in various years ending through the year 2027.

For the three-month periods ended March 31, 2007 and 2006, the components of the provision for income taxes (benefit) are attributable to continuing operations as follows:

	March 31, 2007	March 31, 2006
Current
Federal	$—	$—
State	—	—

	$—	$—
Deferred
Federal	$—	$—
State	—	—

	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$18,968,686
Accrued expenses	103,060
Reserve for accounts receivable	2,775
Start-up costs	107,833
Stock option expense	298,260
Less: valuation allowance	(16,227,394)

$3,253,220
Deferred tax liability:
Property and equipment basis	$69,751
Prepaid expenses	58,675
Inventory reserve	586
Excess of tax over book depreciation	217,197
Artifacts recovery costs	2,907,011

$3,253,220

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at March 31, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks and thus a valuation allowance has been recorded as of March 31, 2007.

The change in the valuation allowance is as follows:

March 31, 2007	$16,227,394
December 31, 2006	$14,857,487

Change in valuation allowance	$1,369,907

Income taxes for the three month periods ended March 31, 2007 and 2006 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	March 31, 2007	March 31, 2006
Expected provision (benefit)	$(1,295,454)	$(1,335,754)
State income taxes net of federal benefits	(47,978)	(90,908)
Nontaxable (income) expense	2,311	3,879
Stock options exercised	(29,070)	(200,411)
Change in valuation allowance	1,369,907	1,616,257
Effects of:
Change in rate estimate	—	—
Other, net	284	6,937

	$—	$—

During the three-month periods ended March 31, 2007 and 2006, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $65,293 and $0 respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

We adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109 on January 1, 2007. As a result of the implementation of FIN 48, we have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company’s tax years 2003 through 2005 remain open to examination by the major taxing jurisdictions.

NOTE E—CONTINGENCIES

Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the defendants’

motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. We are currently considering appeal. Management believes the lawsuit is without merit and intends to vigorously defend the action.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

NOTE F—MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Revolving credit facility	$3,000,000	$3,000,000
Mortgage payable	2,454,049	2,473,090
Loan payable	928,000	1,024,000

	$6,382,049	$6,497,090

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

Mortgage Payable

During June 2006, we entered into a mortgage loan for $2.5 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaces the original mortgage held by the Bank of Tampa. The mortgage loan is due on June 1, 2009 with monthly payments based on a 20 year amortization schedule. Interest is at a fixed annual rate of 7.5%. Of the principal amount due on the mortgage, $61,629 is classified as a current liability. This debt is secured by the related mortgaged real property as well as being cross-collateralized with the coins used to secure the Amended and Restated Revolving Credit Agreement with Mercantile Bank.

Loan Payable

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) of which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect at the end of the period was 8.32%. The first three months of the agreement required interest only payments followed by principle payments of $32,000 plus interest over the remaining life of the loan. Of the principal amount due on the loan, $384,000 is classified as a current liability. The ROV is pledged as collateral for this loan.

NOTE G—PREFERRED STOCK

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

On January 24, 2007, we issued and sold an aggregate of 2,200,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) at a price of $3.00 per share, for an aggregate purchase price of $6,600,000 in cash, pursuant to a Series D Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”). In connection with the transaction, the Company issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009. These warrants constituted a beneficial conversion option, which is a discount on the preferred stock offering, since they added value to the offering. The Black-Scholes valuation method was utilized in valuing these warrants. Since the related Series D Convertible Preferred Stock was immediately convertible, the entire discount on the preferred stock offering of $337,498 was amortized to retained earnings thus decreasing the income available to shareholders. We also issued to certain of the investors warrants to purchase an aggregate of 2,200,000 shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007.

NOTE H—COMMON STOCK OPTIONS

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan will expire on August 17, 2007. At that point in time, options will not be able to be granted from that plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan was approved by our Board of Directors on August 3, 2005 and ratified by our shareholders at the Annual Meeting of Stockholders on May 5, 2006. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We have reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the plan and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. Any incentive option and any non-qualified option granted under the plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

NOTE I—SEGMENT REPORTING

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

Shipwreck Exploration—This segment includes all operating activities for exploration and recovery of deep-ocean shipwrecks including the marketing, sales and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments included within this group include our marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Themed Attractions—Our themed attractions segment is responsible for interactive attractions and exhibits that are designed to entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits showcase our proprietary technologies and the excitement of deep-ocean archeological shipwreck search and recovery.

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

We opened our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, in August 2005, in New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. We re-opened the attraction in February 2006 and closed it again in September 2006 because of market conditions in New Orleans. Odyssey received approximately $1.2 million in the fourth quarter 2006 as final insurance settlement on our claim for damages and business interruption due to the hurricane. As a result of our lease termination in New Orleans, we accelerated the estimated useful lives of certain assets and leasehold improvements in 2006. This acceleration resulted in additional expenses of $.9 million as of December 31, 2006. We are relocating the attraction to the Museum of Science and Industry (MOSI) in Tampa, Florida, in May 2007. The exhibit is scheduled to be open to the public from June 2007 through January 2008.

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Three months ended March 31, 2007
Revenues from external customers	$2,149	$0	$2,149
Income (loss) before income taxes	$(3,471)	$(339)	$(3,810)
Segment assets	$26,365	$3,227	$29,592
Three months ended March 31, 2006
Revenues from external customers	$818	$47	$865
Income (loss) before income taxes	$(3,324)	$(605)	$(3,929)
Segment assets	$29,317	$4,806	$34,123

NOTE U—RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FASB Interpretation No. 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our report on Form 10-K for the year ended December 31, 2006.

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

Shipwreck Exploration—This segment includes all operating activities for exploration and recovery of deep-ocean shipwrecks including the marketing, sales and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments included within this group include our marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Themed Attractions—Our themed attractions segment is responsible for interactive attractions and exhibits that are designed to entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits showcase our proprietary technologies and the excitement of deep-ocean archeological shipwreck search and recovery.

We opened our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, in August 2005, in New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. We re-opened the attraction in February 2006 and closed it again in September 2006 because of market conditions in New Orleans. Odyssey received approximately $1.2 million in the fourth quarter 2006 as final insurance settlement on our claim for damages and business interruption due to the hurricane. As a result of our lease termination in New Orleans, we accelerated the estimated useful lives of certain assets and leasehold improvements in 2006. This acceleration resulted in additional expenses of $.9 million as of December 31, 2006. We are relocating the attraction to the Museum of Science and Industry (MOSI) in Tampa, Florida, in May 2007. The exhibit is scheduled to be open to the public from June 2007 through January 2008.

A summary of our net revenues, income from operations and assets for our segments is found in Note I to the Consolidated Financial Statements.

Operational Update

Odyssey has numerous shipwreck projects in various stages of development around the world. Additional information about some of these projects is set forth in our Annual Report on Form 10-K for the year ending December 31, 2006. This update covers developments since the Annual Report on Form 10-K was filed with the Security and Exchange Commission.

In order to protect the identities of the targets of our planned search or recovery operations, in some cases we will defer disclosing specific information relating to our projects until we have located the targeted shipwreck or shipwrecks and determined a course of action to protect our property rights.

Sussex Project

The Company has an exclusive partnering agreement with the Government of the United Kingdom for the archaeological excavation of HMS Sussex, a large British warship that sank in 1694, and which remains the property of the United Kingdom. On March 23, 2007, the Spanish Ministry of Foreign Affairs issued a press release to announce agreement between Spain and the United Kingdom for Odyssey to proceed with the Alboran project, which includes preliminary phases of excavation and identification of the site believed to be the Sussex as well as a survey of the area in which the shipwreck lies. As part of this agreement, Odyssey has agreed to provide information relative to other shipwrecks in the surrounding area to the Spanish Government to assist in their protection and preservation. The Company has already completed all work detailed in Phase 1 A of the Sussex archaeological project plan (www.shipwreck.net/sussexpp.html), as well as portions of Phase 1B, to the satisfaction of the Government of the United Kingdom. Odyssey is currently waiting for the archaeological staff to be selected and scheduled before resuming operations on the site believed to be HMS Sussex.

Additional Projects

On April 9, 2007, Odyssey filed Admiralty arrests in the U.S. District Court for the Middle District of Florida on two sites, one in the Atlantic Ocean and one in the western Mediterranean. The Company plans to conduct additional work on both sites. Until additional ROV surveys and further exploration can be completed, the Company is not prepared to confirm the identities of either site.

In addition to the Sussex project, the company has now arrested three sites (the first of which was arrested in the fall of 2006) that require more extensive ROV operations. Our upcoming operational schedules will be developed to most efficiently utilize the Company’s marine assets for further investigation and/or excavation of these sites, taking into account weather, legal and political issues as well as other operational factors.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

	(Unaudited) (dollars in millions)
			Incr/(Decr)
	2007	2006	$ Var	% Var
Revenue	$2.2	$.9	$1.3	148%

Cost of sales	.5	.1	.4	325%
Marketing, general & administrative	2.7	2.4	.3	11%
Operations & research	2.7	2.3	.4	21%

Total cost and expenses	$5.9	$4.8	$1.1	23%

Revenue

Revenues are generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenues for 2007 and 2006 were $2.2 million and $.9 million, respectively, representing sales volume of gold and silver coins of approximately 1,280 coins in 2007 and 180 coins in 2006. The volume mix of gold and silver coins in 2007 was approximately 35% and 65%, respectively, and in 2006 was 59% and 41%, respectively. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter 2006 to an experienced direct marketing partner. The majority of coins sold in 2007 were silver coins sold through our direct marketing partner. We have been pleased with the sales of our silver coin inventory directly to consumers at higher unit prices than we were receiving through our indirect wholesale channels.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2007 and 2006 was 23% and 13%, respectively. The higher cost of sales percentage in 2007 is attributable to a higher sales mix of silver versus gold coins. The $.4 million increase in cost of sales in 2007 is attributable to a higher volume of coins sold and a higher cost of sales percentage.

Marketing, general and administrative expenses were $2.7 million in 2007 as compared to $2.4 million in 2006. The increase of $.3 million is primarily related to an increase of share-based compensation costs related to adoption of FASB 123R ($.3 million) and corporate expenses ($.3 million) offset by lower marketing and employee costs attributed to the closing of our direct sales company-operated call center in May 2006 ($.2 million) and lower themed attraction expenses due to the closing of our New Orleans attraction in September 2006 ($.1 million).

Operations and research expenses were $2.7 million in 2007, compared to $2.3 million in 2006. Of the $.4 million increase, $.6 million is related to vessel operating expenses primarily associated with our search and inspection vessel purchased in June 2006, offset by lower operations costs of our themed attractions segment, primarily associated with the closing of our New Orleans attraction in September 2006.

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities in the first three months of 2007 was $4.4 million. This amount primarily reflected an operating loss of $3.8 million offset by non-cash items including depreciation ($.6 million) and share based compensation ($.3 million), and an increase in assets ($.9 million) offset by a decrease in current liabilities ($.6 million). Cash used in operating activities for the first three months of 2006 primarily reflected an operating loss of $3.9 million, a decrease of working capital of $.6 million offset by depreciation of $.5 million.

Cash flows used in investing activities were $.3 million and $.2 million for the first three months in 2007 and 2006, respectively. Cash used in investing activities in 2007 and 2006 primarily reflected purchase of property and equipment for our shipwreck exploration segment.

Cash flows provided by financing activities were $6.5 million and $9.0 million for the first three months of 2007 and 2006, respectively. In 2007, the cash provided by financing activities primarily included $6.6 million from the sale of Series D Convertible Preferred Stock offset by $.1 million for repayment of mortgage and loans payable. In 2006, the cash provided by financing activities primarily included $8.8 million from the sale of Series D Convertible Preferred Stock and $.3 million proceeds from the issuance of common stock related to the exercise of employee stock options.

General

At March 31, 2007, we had cash and cash equivalents of $4.2 million, an increase of $1.8 million from the December 31, 2006 balance of $2.4 million.

During January 2007, we received $6.6 million from the sale of 2.2 million shares of Series D Convertible Preferred Stock, par value $0.0001 per share, at a price of $3.00 per share to eight funds managed by two institutional accredited investors pursuant to the terms of a purchase agreement. In connection with the transaction, we also issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009, and issued to certain of the investors warrants to purchase an aggregate of 2.2 million shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of 2.2 million warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007. The net proceeds from the preferred stock offering were used for general corporate purposes and the purchase of marine property and equipment. In May 2007, we received $7.7 million from the exercise of the 2.2 million warrants to purchase Series D Preferred Stock.

Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and proceeds from our recent equity offering and warrant exercise will satisfy our working capital requirements for 2007. However, we anticipate we will continue to incur net losses through 2007. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. We believe we have several potential high-value shipwreck targets which could be recovered in 2007. We also cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our projected cash requirements in 2007. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to reduce our exploration and development efforts and overhead to a level for which funding can be secured.

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

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the defendants’ motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. We are currently considering appeal. Management believes the lawsuit is without merit and intends to vigorously defend the action.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

ITEM 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2007, that have not been reported in a Current Report on Form 8-K.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 10, 2007	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer