Form 10-Q
period 2007-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2007-08-09
CIK 798528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 26, 2007 was 47,178,731.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,012,070	$2,415,842
Accounts receivable, net	387,330	443,523
Inventory	2,621,304	2,263,078
Other current assets	459,542	359,665

Total current assets	12,480,246	5,482,108
PROPERTY AND EQUIPMENT
Equipment and office fixtures	13,417,747	12,764,389
Building and land	3,709,873	3,709,873
Accumulated depreciation	(5,679,578)	(4,539,855)

Total property and equipment	11,448,042	11,934,407
OTHER ASSETS
Inventory (non current)	6,276,861	7,353,159
Attraction development	975,049	1,261,573
Other non current assets	1,181,526	1,176,606

Total other assets	8,433,436	9,791,338

Total assets	$32,361,724	$27,207,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$647,775	$498,482
Accrued expenses	1,746,461	1,947,082
Mortgage and loans payable	3,446,792	3,443,605
Deposits	12,024	11,979

Total current liabilities	5,853,052	5,901,148
LONG TERM LIABILITIES
Mortgage and loans payable	2,824,267	3,053,485
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	3,711,767	3,940,985

Total liabilities	9,564,819	9,842,133

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 1,960,000 shares authorized; none outstanding	—	—
Preferred stock series A convertible—$.0001 par value; 510,000 shares authorized; none issued or outstanding	—	—
Preferred stock series D convertible—$.0001 par value; 7,340,000 shares authorized; 6,900,000 and 2,500,000 issued and outstanding, respectively	690	250
Common stock—$.0001 par value; 100,000,000 shares authorized; 47,173,731 and 46,785,254 issued and outstanding	4,717	4,678
Additional paid-in capital	71,333,936	55,437,954
Accumulated deficit	(48,542,438)	(38,077,162)

Total stockholders’ equity	22,796,905	17,365,720

Total liabilities and stockholders’ equity	$32,361,724	$27,207,853

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Three Months Ended
	June 30, 2007	June 30, 2006
REVENUE	$1,732,348	$1,957,834
OPERATING EXPENSES
Cost of sales	525,939	259,607
Marketing, general and administrative	3,026,709	2,182,985
Operations and research	4,461,103	3,737,932

Total operating expenses	8,013,751	6,180,524
LOSS FROM OPERATIONS	(6,281,403)	(4,222,690)
OTHER INCOME (EXPENSE)
Interest income	68,556	56,158
Interest expense	(123,771)	(36,077)
Other	18,998	11,170

Total other income (expense)	(36,217)	31,251

LOSS BEFORE INCOME TAXES	(6,317,620)	(4,191,439)
Income tax benefit (provision)	—	—

NET LOSS	(6,317,620)	(4,191,439)

LOSS PER SHARE
Basic and diluted	$(.13)	$(.09)
Weighted average number of common shares outstanding
Basic and diluted	47,038,620	46,108,337

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Six Months Ended
	June 30, 2007	June 30, 2006
REVENUE	$3,881,544	$2,823,013
OPERATING EXPENSES
Cost of sales	1,011,969	373,937
Marketing, general and administrative	5,690,462	4,584,346
Operations and research	7,214,935	6,001,987

Total operating expenses	13,917,366	10,960,270
LOSS FROM OPERATIONS	(10,035,822)	(8,137,257)
OTHER INCOME (EXPENSE)
Interest income	112,413	69,860
Interest expense	(247,184)	(78,197)
Other	42,814	25,467

Total other income (expense)	(91,957)	17,130

LOSS BEFORE INCOME TAXES	(10,127,779)	(8,120,127)
Income tax benefit (provision)	—	—

NET LOSS	(10,127,779)	(8,120,127)

LOSS PER SHARE
Basic and diluted	$(.22)	$(.18)
Weighted average number of common shares outstanding
Basic and diluted	46,947,430	46,035,499

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,127,779)	$(8,120,127)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,285,784	1,068,726
Loss on disposal of equipment	18,576	—
Share-based compensation	661,786	310,545
(Increase) decrease in:
Accounts receivable	56,193	(10,017)
Inventory	718,072	120,354
Other assets	(109,169)	412,834
Increase (decrease) in:
Accounts payable	149,293	(122,789)
Customer deposits	—	(70,417)
Accrued expenses	(11,181)	(650,497)

NET CASH (USED) IN OPERATING ACTIVITIES	(7,358,425)	(7,061,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(527,098)	(3,150,036)
Attraction development	—	(68,666)

NET CASH (USED) IN INVESTING ACTIVITIES	(527,098)	(3,218,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	452,781	413,068
Proceeds from issuance of preferred stock	14,300,000	8,750,000
Broker commission and fees on private offering	(45,000)	(45,000)
Proceeds from mortgage and loans payable	—	3,314,583
Repayment of mortgage and loans payable	(226,030)	(1,555,251)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,481,751	10,877,400

NET INCREASE IN CASH	6,596,228	597,310
CASH AT BEGINNING OF PERIOD	2,415,842	3,283,331

CASH AT END OF PERIOD	$9,012,070	$3,880,641

SUPPLEMENTARY INFORMATION:
Interest paid	$257,479	$30,491
Income taxes paid	$—	$—
NON CASH TRANSACTIONS:
Beneficial conversion option related to preferred stock issuance	$337,498	$—
Settlement of accounts receivable with accounts payable	$—	$53,539
Accrued compensation paid by common stock	$189,395	$—

Summary of Significant Non-Cash Transactions

During June 2006, we entered into a mortgage loan for $2.5 million with Carolina First Bank for the refinancing of our corporate office building. At the closing of this loan, the outstanding amount of approximately $1.8 million due on the original mortgage with Bank of Tampa was paid in full.

During the period ended June 30, 2007, $280,539 of Attraction Development assets were activated and transferred into Property and Equipment.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. We suggest these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2007, and the results of operations, and cash flows for the interim periods presented. Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

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

Shipwreck Heritage Press, LLC was organized during 2005 to publish and distribute print media. The entity does not have activity and has not been capitalized, and therefore, it is not consolidated.

Use of Estimates

Management used estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three-month periods ended June 30, 2007 and 2006 were $461,267 and $119,868, respectively, and for the six-month periods ended June 30, 2007 and 2006 were $791,570 and $448,477, respectively.

Revenue Recognition and Accounts Receivable

Revenue from sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. Bad debts are recorded as identified, and no allowance for bad debts has been recorded. A return allowance is established for sales which have a right of return. Accounts receivable is stated net of any recorded allowance for returns.

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

Inventory

Our inventory consists of artifacts recovered from the SS Republic shipwreck, general branded merchandise and related packaging material.

The value of the SS Republic shipwreck artifacts in inventory includes the costs of recovery and conservation. The recovery costs also include the fee paid to an insurer to relinquish the insurer’s claim to the artifacts recovered from the shipwreck. The capitalized costs include direct costs of recovery such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions and supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preparing the artifacts for sale. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. We use historical sales, publications or available public market data to assess market value.

The packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to the closing of the themed attraction in New Orleans during 2006, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements to a life ending on or before December 31, 2006. This resulted in additional depreciation and amortization of $874,434 for the year ended December 31, 2006.

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2007, we did not own United States Treasury Bills with a maturity greater than three months.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives which are normally between five and ten years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options and warrants and the as-if-converted method to compute potential common shares from Preferred Stock or other convertible securities.

When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the Diluted EPS calculation.

At June 30, 2007 and 2006 weighted average common shares outstanding were 46,947,430 and 46,035,499, respectively. For the periods ended June 30, 2007 and 2006 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Average market price during the period	$4.17	$3.25	$5.30	$2.81

In the money potential common shares excluded	573,185	410,922	1,082,540	317,287

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS.

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Out of the money options and warrants excluded:

Stock Options with an exercise price of $3.50 per share	—	665,000	—	665,000
Stock Options with an exercise price of $4.00 per share	—	402,000	—	402,000
Stock Options with an exercise price of $5.00 per share	1,125,000	495,000	—	495,000
Warrants with an exercise price of $3.50 per share	—	3,170,000	—	3,170,000
Warrants with an exercise price of $5.25 per share	100,000	100,000	—	100,000

Total anti-dilutive warrants and options excluded from EPS	1,225,000	4,832,000	—	4,832,000

Weighted average potential common shares from outstanding Series D Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Weighted average potential common shares from Series D Preferred Stock excluded from computation of diluted earnings per share	5,149,724	1,491,713	6,166,667	2,500,000

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$(10,127,779)	$(8,120,127)	$(6,317,620)	$(4,191,439)
Beneficial conversion option on preferred stock issuance	(337,498)	—	—	—

Numerator, basic and diluted net income available to stockholders	$(10,465,277)	$(8,120,127)	$(6,317,620)	$(4,191,439)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	46,947,430	46,035,499	47,038,620	46,108,337

Shares used in computing basic net income per share	46,947,430	46,035,499	47,038,620	46,108,337

Shares used in computation – diluted:
Weighted average common shares outstanding	46,947,430	46,035,499	47,038,620	46,108,337
Dilutive effect of options and warrants outstanding	—	—	—	—

Shares used in computing diluted net income per share	46,947,430	46,035,499	47,038,620	46,108,337

Net income per share – basic	$(0.22)	$(0.18)	$(0.13)	$(0.09)
Net income per share – diluted	$(0.22)	$(0.18)	$(0.13)	$(0.09)

Stock-Based Compensation

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the six-month periods ended June 30, 2007 and 2006 was $661,787 and $310,545, respectively, and for the three-month periods ended June 30, 2007 and 2006 was $390,973 and $269,037, respectively.

The weighted average estimated fair value of stock options granted during the three-month periods ended June 30, 2007 and 2006 was $2.59 and $0.80, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three-month periods ended June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
Risk-free interest rate	5.0%	4.8-5.0%
Expected volatility of common stock	60.1%	60.4%
Dividend Yield	0%	0%
Expected life of options	5-6 years	4-5 years

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

NOTE C—INVENTORY

Our inventory consisted of the following:

	June 30, 2007	December 31, 2006
Artifacts	$7,756,994	$8,488,258
Merchandise	698,539	583,318
Packaging	442,632	544,661

Total Inventory	$8,898,165	$9,616,237

Of these amounts, $6,276,861 and $7,353,159 are classified as non-current as of June 30, 2007 and December 31, 2006, respectively. In the event we secure ownership rights to the recently recovered artifacts of the “Black Swan” project, we will capitalize all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archeological state.

NOTE D—INCOME TAXES

As of June 30, 2007, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $58 million. The NOL will expire in various years ending through the year 2027.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$21,317,963
Accrued expenses	103,060
Reserve for accounts receivable	15,247
Start-up costs	107,833
Stock option expense	428,931
Less: valuation allowance	(18,926,484)

$3,046,550

Deferred tax liability:
Property and equipment basis	$69,751
Prepaid expenses	56,195
Inventory reserve	2,723
Excess of tax over book depreciation	131,395
Artifacts recovery costs	2,786,486

3,046,550

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at June 30, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of June 30, 2007. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the Black Swan project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

June 30, 2007	$18,926,484
December 31, 2006	14,857,487

Change in valuation allowance	$4,068,997

Income taxes for the six-month periods ended June 30, 2007 and 2006 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	June 30, 2007	June 30, 2006
Expected provision (benefit)	$(3,443,444)	$(2,760,843)
State income taxes net of federal benefits	(142,508)	(177,164)
Nontaxable (income) expense	5,749	7,101
Stock options exercised	(472,251)	(217,659)
Change in valuation allowance	4,068,998	3,150,311
Effects of:
Change in rate estimate	—	—
Other, net	(16,544)	(4,746)

	$—	$—

During the six-month periods ended June 30, 2007 and 2006, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $256,216 and $105,586, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

We adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the adoption of FIN 48, we have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company’s tax years 2003 through 2005 remain open to examination by the major taxing jurisdictions.

NOTE E—CONTINGENCIES

Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants' motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. In its appeal, Odyssey has requested the Appellate Court declare that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings. To date, there has been no ruling from the Appellate Court.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

Other

In June 2007, a judge in the Court of La Linea de la Concepcion (Cadiz, Spain) issued an order to detain and search Odyssey’s vessels, apparently assuming (incorrectly) that the Black Swan recovery was conducted illegally in Spanish waters. It is the opinion of Odyssey’s legal counsel that the seizure and search was conducted illegally, and Odyssey has sought economic relief in U.S. Federal court on the matter. According to documents obtained by Odyssey, the Spanish Guardia Civil also intend to detain and search the Odyssey Explorer when it leaves the port of Gibraltar. While the Ocean Alert was cleared for release after inspection, our survey and recovery vessel, the Odyssey Explorer, still remains in Gibraltar as we continue to work on a diplomatic solution to the continued blockade of the vessel. Meanwhile, we have petitioned the U.S. Federal Court for economic relief, as well as protection of the company’s assets, including the Odyssey Explorer, when we return to work on the sites we have arrested.

NOTE F—MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Revolving credit facility	$3,000,000	$3,000,000
Mortgage payable	2,439,059	2,473,090
Loan payable	832,000	1,024,000

	$6,271,059	$6,497,090

Revolving Credit Facility

On March 29, 2006, we entered into an Amended and Restated Revolving Credit Agreement with Mercantile Bank. The Amended and Restated Credit Agreement replaced the Company’s prior agreement with the Bank. The Amended and Restated Agreement reduced the amount of the commitment from the Bank from a $6 million revolving credit facility to a $3 million revolving credit facility. The $4 million of gold coins previously collateralized were removed from the amended agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty-five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The Company is also required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company is required to comply with a number of covenants as stated in the Amended and Restated Agreement.

Mortgage Payable

During June 2006, we entered into a mortgage loan in the principal amount of $2.5 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaced the original mortgage held by the Bank of Tampa. The mortgage loan is due on June 1, 2009 with monthly payments based on a 20-year amortization schedule. Interest is at a fixed annual rate of 7.5%. Of the principal amount due on the mortgage, $62,792 is classified as a current liability. This debt is secured by the related mortgaged real property as well as being cross-collateralized with the coins used to secure the Amended and Restated Revolving Credit Agreement with Mercantile Bank.

Loan Payable

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) for which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect as of June 30, 2007, was 8.32%. The first three months of the agreement required interest only payments followed by principal payments of $32,000 plus interest over the remaining life of the loan. Of the principal amount due on the loan, $384,000 is classified as a current liability. The ROV is pledged as collateral for this loan.

NOTE G—PREFERRED STOCK

On March 13, 2006, the Company issued and sold an aggregate of 2,500,000 shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share ("Series D Preferred Stock"), at a price of $3.50 per share to two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one (1) share of Common Stock for every one (1) share of Series D Preferred Stock. Proceeds of the private offering were $8,750,000.

On January 24, 2007, we issued and sold an aggregate of 2,200,000 shares of Series D Preferred Stock at a price of $3.00 per share, for an aggregate purchase price of $6,600,000 in cash, pursuant to a Series D Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement"). In connection with the transaction, the Company issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009. These warrants constituted a beneficial conversion option, which is a discount on the preferred stock offering, since they added value to the offering. The Black-Scholes valuation method was utilized in valuing these warrants. Since the related Series D Convertible Preferred Stock was immediately convertible, the entire discount on the preferred stock offering of $337,498 was amortized to retained earnings thus decreasing the income available to stockholders. We also issued to certain of the investors warrants to purchase an aggregate of 2,200,000 shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007.

On May 2, 2007, we issued and sold an aggregate of 2,200,000 shares of Series D Convertible Preferred Stock at a price of $3.50 per share, for an aggregate purchase price of $7,700,000 in cash. The shares of Series D Preferred Stock were issued and sold upon the exercise of outstanding warrants, which were set to expire on May 15, 2007, to purchase the shares. The Series D Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series D Preferred Stock is convertible into one share of the Company’s Common Stock. However, no holder may convert any or all of the shares of Series D Preferred Stock held by such holder if and to the extent that such conversion would cause such holder to be a beneficial owner of more than nine and nine-tenths percent (9.9%) of the Common Stock, as determined under Rule 16a-1(a)(1) under the Securities Exchange Act of 1934, as amended. Holders of the Series D Preferred Stock have the right to participate in any dividends declared by us on our Common Stock on an as-if-converted basis.

NOTE H—COMMON STOCK OPTIONS

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan will expire on August 17, 2007. As of that date, options will not be able to be granted from that plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan was adopted by our Board of Directors on August 3, 2005 and approved by our stockholders at the Annual Meeting of Stockholders on May 5, 2006. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We have reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the plan, and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. Any incentive option and any non-qualified option granted under the plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

NOTE I—SEGMENT REPORTING

FAS 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Company manages and evaluates the operating results of the business in two primary segments, shipwreck exploration and themed attractions.

Shipwreck Exploration – This segment includes all operating activities for exploration and recovery of deep-ocean shipwrecks including the marketing, sales and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments within this group include our marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Themed Attractions – Our themed attractions segment is comprised of interactive attractions and exhibits that are designed to entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits showcase our proprietary technologies and the excitement of deep-ocean archeological shipwreck search and recovery.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies included in Note B. Management evaluates the operating results of each segment based upon revenues and operating income (loss) before taxes. Corporate overhead including legal, finance, human resources, information technology and real estate facilities is included within the shipwreck exploration segment and not allocated to themed attractions.

We opened our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, in August 2005, in New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. We re-opened the attraction in February 2006 and closed it again in September 2006 because of market conditions in New Orleans. Odyssey received approximately $1.2 million in the fourth quarter 2006 as final insurance settlement on our claim for damages and business interruption due to the hurricane. As a result of our lease termination in New Orleans, we accelerated the estimated useful lives of certain assets and leasehold improvements in 2006. This acceleration resulted in additional expenses of $.9 million as of December 31, 2006. We relocated the attraction to the Museum of Science and Industry (“MOSI”) in Tampa, Florida, in May 2007. The new exhibit, SHIPWRECK! Pirates & Treasure opened to the public in June 2007 at MOSI and will run through February 2008. The 12,000 square foot exhibit and retail store utilizes existing assets previously developed and built for Odyssey's Shipwreck & Treasure Adventure in New Orleans and a newly developed "Pirates" module. The interactive multi-media exhibit allows children and adults to learn about the history of shipwrecks and pirates, and also experience the research, search, archaeological recovery and conservation involved in the quest for deep-sea knowledge and treasures.

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Three months ended June 30, 2007
Revenues from external customers	$1,641	$91	$1,732
Income (loss) before income taxes	$(5,842)	$(476)	$(6,318)
Segment assets	$28,977	$3,385	$32,362
Three months ended June 30, 2006
Revenues from external customers	$1,873	$85	$1,958
Income (loss) before income taxes	$(3,614)	$(577)	$(4,191)
Segment assets	$27,795	$4,566	$32,361
Six months ended June 30, 2007
Revenues from external customers	$3,791	$91	$3,882
Income (loss) before income taxes	$(9,313)	$(815)	$(10,128)
Segment assets	$28,977	$3,385	$32,362
Six months ended June 30, 2006
Revenues from external customers	$2,691	$132	$2,823
Income (loss) before income taxes	$(6,939)	$(1,181)	$(8,120)
Segment assets	$27,795	$4,566	$32,361

NOTE J—RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Overview

Odyssey Marine Exploration, Inc. is engaged in the archaeologically sensitive exploration and recovery of deep-water shipwrecks throughout the world. We employ advanced state-of-the-art technology, including side scan sonar, remotely operated vehicles, or ROVs, and other advanced technology, that enables us to locate and recover shipwrecks at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep-ocean search and recovery. Odyssey is a Nevada corporation that was incorporated in March 1986.

Our vision is to become the world leader in deep-ocean shipwreck exploration, archeological excavation, education, entertainment, and marketing of shipwreck cargoes and related merchandise.

Business Segments

We manage and evaluate the operating results of the business in two primary segments: shipwreck exploration and themed attractions.

Shipwreck Exploration – This segment includes all operating activities for exploration and recovery of deep-ocean shipwrecks including the marketing, sales and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments within this group include our marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Themed Attractions – Our themed attractions segment is comprised of interactive attractions and exhibits that are designed to entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits showcase our proprietary technologies and the excitement of deep-ocean archeological shipwreck search and recovery.

We opened our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, in August 2005, in New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. We re-opened the attraction in February 2006 and closed it again in September 2006 because of market conditions in New Orleans. We relocated the attraction to the Museum of Science and Industry (“MOSI”) in Tampa, Florida, in May 2007. The new exhibit, SHIPWRECK! Pirates & Treasure opened to the public in June 2007 at MOSI and will run through February 2008. The 12,000 square foot exhibit and retail store utilizes existing assets previously developed and built for Odyssey's Shipwreck & Treasure Adventure in New Orleans and a newly developed "Pirates" module. The interactive multi-media exhibit allows children and adults to learn about the history of shipwrecks and pirates, and also experience the research, search, archaeological recovery and conservation involved in the quest for deep-sea knowledge and treasures.

A summary of our net revenues, income from operations and assets for our segments is found in Note I to the Consolidated Financial Statements.

Operational Update

Odyssey has numerous shipwreck projects in various stages of development around the world. Additional information about some of these projects is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. The operational update set forth below covers developments since our last quarterly report on Form 10-Q for the period ended March 31, 2007 was filed with the Securities and Exchange Commission.

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

The Company has already completed all work detailed in Phase 1 A of the Sussex archaeological project plan, as well as portions of Phase 1B, to the satisfaction of the Government of the United Kingdom. Odyssey is currently waiting for the archaeological staff to be selected and scheduled before resuming operations on the site believed to be HMS Sussex. However, we do not know whether Spain will appoint archaeologists in the immediate future and this project may be delayed while issues relating to the Black Swan project and Admiralty Claims as discussed herein are being addressed.

“Black Swan” Project

In May 2007, we announced the discovery and archaeological recovery of more than 500,000 silver coins weighing more than 17 tons, hundreds of gold coins, worked gold and other artifacts from a site in the Atlantic Ocean code-named “Black Swan.” Odyssey has not yet been able to positively identify the shipwreck and has not disclosed the location of the site in order to protect artifacts which remain at the site.

The “Black Swan” recovery was conducted in conformity with Salvage Law and the Law of the Sea Convention, beyond the territorial waters or legal jurisdiction of any country. We do not believe that the recovery is subject to sovereign immunity by any nation pursuant to the Law of the Sea Convention. The work accomplished to date on this site has diligently followed archaeological protocols using advanced robotic technology. All recovered items have been legally imported into the United States and placed in a secure, undisclosed location where they are undergoing conservation and documentation.

In June 2007, a judge in the Court of La Linea de la Concepcion (Cadiz, Spain) issued an order to detain and search Odyssey’s vessels, apparently assuming (incorrectly) that the “Black Swan” recovery was conducted illegally in Spanish waters. It is the opinion of Odyssey’s legal counsel that the seizure and search was conducted illegally, and Odyssey has sought economic relief in U.S. Federal court on the matter. According to documents obtained by Odyssey, the Spanish Guardia Civil also intend to detain and search the Odyssey Explorer when it leaves the port of Gibraltar. While the Ocean Alert was cleared for release after inspection, our survey and recovery vessel, the Odyssey Explorer, still remains in Gibraltar as we continue to work on a diplomatic solution to the continued blockade of the vessel. Meanwhile, we have petitioned the U.S. Federal Court for economic relief, as well as protection of the company’s assets, including the Odyssey Explorer, when we return to work on the sites we have arrested.

Admiralty Legal Proceedings

In April 2007, Odyssey filed Admiralty arrests in the U.S. District Court for the Middle District of Florida on two sites, one in the Atlantic Ocean and one in the western Mediterranean Sea. The Company has now arrested three sites (the first of which was arrested in the fall of 2006) that require more extensive ROV operations.

In May 2007, the Kingdom of Spain filed notices in all three pending court cases in which we have filed Warrants of Arrest stating that the Spanish government does not intend to give up rights on any Spanish property which might be on the sites. Spain has not asserted a basis for any claims specific to any of the arrests. In June 2007, Spain filed Motions for More Definite Statements in these three admiralty arrests requesting additional information.

On August 6, 2007, we filed our responses including Amended Verified Complaints adding the Kingdom of Spain as a defendant in all three Admiralty cases, seeking damages for losses sustained through Spain’s recent actions obstructing Odyssey’s ability to conduct operations. Odyssey is seeking not only relief in the form of a set-off of any potential award Spain may ultimately receive, but also affirmative relief for damages caused by Spain’s interference with Odyssey’s rights to all three arrested sites. In addition to the Amended Complaints, we also filed Motions for Protective Order in all three cases to protect the confidentiality of the Preliminary Site Assessments, which include detailed information about the archaeological and exploration activities at the sites to date, and filed Motions for Preliminary Injunction in two of the cases.

If we are able to confirm that some other entity has a potential legitimate legal claim to any of the materials recovered from these sites, when—and if—the identity is confirmed, we intend to provide legal notice to any and all potential claimants. Even if another entity is able to prove that it has an ownership interest in the shipwreck and/or cargo and that they had not legally abandoned the shipwreck, Odyssey would apply for a salvage award from the Admiralty Court.

In cases such as this, salvors are typically awarded up to 90% of the recovery. We do believe that most shipwrecks that we recover, including the “Black Swan”, will likely result in claims by other parties. Many will be spurious claims, but we anticipate that there might be some legitimate ones as well. In the case of the “Black Swan”, it is the opinion of our legal counsel that even if a claim is deemed to be legitimate by the courts, Odyssey should still receive a significant award for its recovery.

Additional Projects

Our upcoming operational schedules will be developed to most efficiently utilize our marine assets for further investigation and/or excavation of these sites, taking into account weather, legal and political issues, as well as other operational factors. Additionally, we may pursue other projects prior to returning to these sites.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

	(Unaudited) (dollars in millions)
			Incr/(Decr)
	2007	2006	$ Var	% Var
Revenue	$1.7	$1.9	$(.2)	(12%)

Cost of sales	.5	.3	.3	103%
Marketing, general and administrative	3.0	2.2	.8	39%
Operations and research	4.5	3.7	.7	19%

Total cost and expenses	$8.0	$6.2	$1.8	30%

Revenue

Revenue is generated primarily through the sale of gold and silver coins, but also includes other artifacts and merchandise. Revenue for 2007 and 2006 was $1.7 million and $1.9 million, respectively, representing sales volume of gold and silver coins of approximately 997 coins in 2007 and 642 coins in 2006. The volume mix of gold and silver coins in 2007 was approximately 31% and 69%, respectively, and in 2006 was 30% and 70%, respectively. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter of 2006 to an experienced direct marketing partner. The major factor for the $.2 million reduction in revenue for 2007 was that the unit price of gold coins sold in 2007 was lower than those sold in 2006. The gold coins sold in 2007 represented a mix of lower value non-graded and higher value graded coins. We now have very few gold coins remaining which are available for sale.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2007 and 2006 was 30% and 13%, respectively. The higher cost of sales percentage in 2007 was attributable to additional discounts and premiums given in 2007, primarily due to the sale of our remaining non-graded gold coins.

Marketing, general and administrative expenses were $3.0 million in 2007 as compared to $2.2 million in 2006. Of the $.8 million increase, $.4 million was primarily related to an increase in advertising and commissions associated with the outsourcing of our direct sales efforts in the second quarter of 2006. The remaining $.4 million was primarily related to employee related expenses including share-based compensation costs related to adoption of FASB 123(R) ($.3 million) and corporate and legal expenses ($.2 million) offset by lower themed attraction segment expenses due to the closing of our New Orleans attraction in September 2006 ($.1 million).

Operations and research expenses were $4.5 million in 2007, compared to $3.7 million in 2006. Of the $.7 million increase, $.3 million was related to marine operating expenses primarily associated with the increased costs of our search and inspection vessel purchased in June 2006, and $.4 million was due primarily to transportation and conservation-related expenses associated with the “Black Swan” project.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

	(Unaudited) (dollars in millions)
			Incr/(Decr)
	2007	2006	$ Var	% Var
Revenue	$3.9	$2.8	$1.1	37%

Cost of sales	1.0	.4	.6	171%
Marketing, general and administrative	5.7	4.6	1.1	24%
Operations and research	7.2	6.0	1.2	20%

Total cost and expenses	$13.9	$11.0	$2.9	27%

Revenue

Revenue is generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenue for 2007 and 2006 was $3.9 million and $2.8 million, respectively, representing sales volume of gold and silver coins of approximately 2,280 coins in 2007 and 822 coins in 2006. The volume mix of gold and silver coins in 2007 was approximately 33% and 67%, respectively, and in 2006 was 36% and 64%, respectively. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter 2006 to an experienced direct marketing partner. The major factor for the $1.1 million increase in revenue for 2007 was the higher quantity of gold and silver coins sold. We now have very few gold coins remaining which are available for sale.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2007 and 2006 was 26% and 13%, respectively. The higher cost of sales percentage in 2007 was attributable to additional discounts and premiums given in 2007, primarily due to the sale of our remaining non-graded gold coins.

Marketing, general and administrative expenses were $5.7 million in 2007 as compared to $4.6 million in 2006. Of the $1.1 million increase, $.8 million was primarily attributed to employee expenses including share-based compensation costs related to adoption of FASB 123(R), $.6 million was related to marketing, corporate and legal expenses offset by lower themed attraction segment expenses due to the closing of our New Orleans attraction in September 2006 ($.3 million).

Operations and research expenses were $7.2 million in 2007, compared to $6.0 million in 2006. Of the $1.2 million increase, $1.0 million was related to marine operating expenses primarily associated with the increased costs of our search and inspection vessel purchased in June 2006, and $.4 million was due primarily to transportation and conservation-related expenses associated with the Black Swan project, offset by lower themed attraction segment expenses due to the closing of our New Orleans attraction in September 2006 ($.2 million).

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities in the first six months of 2007 was $7.4 million. This amount primarily reflected an operating loss of $10.1 million offset by non-cash items including depreciation ($1.3 million) and share based compensation ($.7 million), and a decrease in inventory ($.7 million). Net cash used in operating activities in the first six months of 2006 was $7.1 million. Cash used in operating activities for the first six months of 2006 primarily reflected an operating loss of $8.1 million offset by an increase in depreciation ($1.1 million), share based compensation ($.3 million) and other assets ($.4 million) and a decrease in current liabilities of $.8 million.

Cash flows used in investing activities were $.5 million and $3.2 million for the first six months in 2007 and 2006, respectively. Cash used in investing activities in 2007 primarily reflected purchase of property and equipment of which $.4 million represented marine equipment for our shipwreck exploration segment and $.1 million was for our themed attraction segment primarily for the opening of our SHIPWRECK! Pirates & Treasure exhibit. Cash used in investing activities for the first six months of 2006 primarily reflected purchase of property and equipment for our shipwreck exploration segment which included a remotely operated vehicle (ROV) and a search and inspection vessel.

Cash flows provided by financing activities were $14.5 million and $10.9 million for the first six months of 2007 and 2006, respectively. In 2007, the cash provided by financing activities primarily included $14.7 million from the sale of preferred and common stock, offset by $.2 million for repayment of mortgage and loans payable. In 2006, the cash provided by financing activities primarily included $9.1 million from the sale of preferred and common stock, $1.1 million of loan proceeds for financing our remotely operated vehicle (ROV) purchase and $.7 million from refinancing our corporate office building.

General

At June 30, 2007, we had cash and cash equivalents of $9.0 million, an increase of $6.6 million from the December 31, 2006 balance of $2.4 million.

During January 2007, we received $6.6 million from the sale of 2.2 million shares of Series D Preferred Stock at a price of $3.00 per share to eight funds managed by two institutional accredited investors pursuant to the terms of a purchase agreement. In connection with the transaction, we also issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009, and issued to certain of the investors warrants to purchase an aggregate of 2.2 million shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of 2.2 million warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007. The net proceeds from the preferred stock offering were used for general corporate purposes and the purchase of marine property and equipment. In May 2007, we received $7.7 million from the exercise of the 2.2 million warrants to purchase Series D Preferred Stock.

Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and proceeds from our recent equity offering and warrant exercise will satisfy our working capital requirements for 2007. However, we anticipate we will continue to incur net losses through 2007. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court. At the present time we cannot determine how long that process may take us. We also cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our projected cash requirements in 2007. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in 2007. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so. Also, the “Black Swan” project has placed additional cash requirements on us in 2007.

On June 25, 2007, we were officially included in the Russell 3000, the Russell 2000, and the Russell Microcap Indexes. We believe this gives us exposure to a wider audience in the investment community and validates our consistent efforts to build stockholder value by sharing our story with as many constituencies as possible. Also, on July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. We believe that NASDAQ's electronic multiple market maker structure will provide Odyssey with enhanced exposure and liquidity, while at the same time providing investors with the best prices, the fastest execution, and the lowest cost per trade and is an important step in the growth of our company.

Off Balance Sheet Requirements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On or about December 14, 2004 a complaint was filed against seven defendants including the Company in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research which was provided to Seahawk led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants' motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. In its appeal, Odyssey has requested the Appellate Court declare that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings. To date, there has been no ruling from the Appellate Court.

See the information set forth under the heading "Operational Update – Admiralty Legal Proceedings" in Part I, Item 2 of this report for disclosure regarding certain admiralty legal proceedings in which Odyssey is involved. Such information is hereby incorporated by reference into this Part II, Item 1.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

ITEM 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2006 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the six months ended June 30, 2007, that have not been reported in a Current Report on Form 8-K.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 18, 2007, the Company held an Annual Meeting of Shareholders at which John Morris, Gregory Stemm, George Knutsson, David Saul, George Lackman, Jr. and David J. Bederman were each reelected to the Board of Directors. The voting results for the election of directors were as follows:

Nominees	Votes For	Votes Withheld
John C. Morris	30,513,654	3,325,893
Gregory P. Stemm	30,515,254	3,324,293
George Knutsson	33,431,665	407,882
David J. Saul	33,429,739	409,808
George E. Lackman, Jr.	33,479,736	359,811
David J. Bederman	29,689,801	4,149,746

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 9, 2007	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial Officer and Authorized Officer