Form 10-Q
period 2007-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2007-11-07
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer:  ☐    Accelerated filer:  ☒    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of November 1, 2007 was 47,338,773.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,881,858	$2,415,842
Accounts receivable, net	616,835	443,523
Inventory	2,527,453	2,263,078
Other current assets	450,306	359,665

Total current assets	15,476,452	5,482,108

PROPERTY AND EQUIPMENT
Equipment and office fixtures	13,482,724	12,764,389
Building and land	3,709,873	3,709,873
Accumulated depreciation	(6,263,841)	(4,539,855)

Total property and equipment	10,928,756	11,934,407

OTHER ASSETS
Inventory (non current)	6,041,171	7,353,159
Attraction development	928,247	1,261,573
Other non current assets	1,150,340	1,176,606

Total other assets	8,119,758	9,791,338

Total assets	$34,524,966	$27,207,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$513,113	$498,482
Accrued expenses	2,131,939	1,947,082
Mortgage and loans payable	3,447,898	3,443,605
Deposits	12,304	11,979

Total current liabilities	6,105,254	5,901,148

LONG TERM LIABILITIES
Mortgage and loans payable	2,712,924	3,053,485
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	3,600,424	3,940,985

Total liabilities	9,705,678	9,842,133

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 2,469,980 shares authorized; none outstanding	—	—
Preferred stock series D convertible—$.0001 par value; 7,340,000 shares authorized; 6,900,000 and 2,500,000 issued and outstanding, respectively	690	250
Preferred stock series E convertible—$.0001 par value; 20 shares authorized; 13 issued and outstanding	—	—
Common stock—$.0001 par value; 100,000,000 shares authorized; 47,237,106 and 46,785,254 issued and outstanding	4,724	4,678
Additional paid-in capital	78,767,947	55,437,954
Accumulated deficit	(53,954,073)	(38,077,162)

Total stockholders’ equity	24,819,288	17,365,720

Total liabilities and stockholders’ equity	$34,524,966	$27,207,853

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Three Months Ended
	September 30, 2007	September 30, 2006
REVENUE	$1,314,248	$586,778

OPERATING EXPENSES
Cost of sales	406,425	303,189
Marketing, general and administrative	2,843,352	1,320,404
Operations and research	3,483,606	5,099,625

Total operating expenses	6,733,383	6,723,218

LOSS FROM OPERATIONS	(5,419,135)	(6,136,440)

OTHER INCOME (EXPENSE)
Interest income	113,966	20,517
Interest expense	(124,978)	(86,179)
Other	18,512	11,325

Total other income (expense)	7,500	(54,337)

LOSS BEFORE INCOME TAXES	(5,411,635)	(6,190,777)
Income tax benefit (provision)	—	—

NET LOSS	(5,411,635)	(6,190,777)

LOSS PER SHARE
Basic and diluted	$(.11)	$(.13)

Weighted average number of common shares outstanding
Basic and diluted	47,204,133	46,127,678

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Nine Months Ended
	September 30, 2007	September 30, 2006
REVENUE	$5,195,793	$3,409,790

OPERATING EXPENSES
Cost of sales	1,418,394	677,126
Marketing, general and administrative	8,533,813	5,904,750
Operations and research	10,698,541	11,101,612

Total operating expenses	20,650,748	17,683,488

LOSS FROM OPERATIONS	(15,454,955)	(14,273,698)

OTHER INCOME (EXPENSE)
Interest income	226,379	90,377
Interest expense	(372,163)	(164,376)
Other	61,326	36,792

Total other income (expense)	(84,458)	(37,207)

LOSS BEFORE INCOME TAXES	(15,539,413)	(14,310,905)
Income tax benefit (provision)	—	—

NET LOSS	(15,539,413)	(14,310,905)

LOSS PER SHARE
Basic and diluted	$(.34)	$(.31)

Weighted average number of common shares outstanding
Basic and diluted	47,033,938	46,066,563

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,539,413)	$(14,310,905)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,986,063	2,329,004
Loss (Gain) on disposal of equipment	18,576	(252,396)
Share-based compensation	869,929	425,260
(Increase) decrease in:
Accounts receivable	(173,312)	434,245
Inventory	1,047,613	606,884
Other assets	(70,933)	109,420
Increase (decrease) in:
Accounts payable	14,631	(38,221)
Customer deposits	—	(82,979)
Accrued expenses	374,577	(718,401)

NET CASH (USED) IN OPERATING ACTIVITIES	(11,472,269)	(11,498,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(659,105)	(2,141,016)
Proceeds from sale of equipment	—	550,000
Attraction development	—	(72,776)

NET CASH (USED) IN INVESTING ACTIVITIES	(659,105)	(1,663,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	723,655	413,068
Proceeds from issuance of preferred stock	21,255,000	8,750,000
Broker commission and fees on private offering	(45,000)	(45,000)
Proceeds from mortgage and loans payable	—	3,694,583
Repayment of mortgage and loans payable	(336,265)	(1,573,076)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,597,390	11,239,575

NET INCREASE (DECREASE) IN CASH	9,466,016	(1,922,306)
CASH AT BEGINNING OF PERIOD	2,415,842	3,283,331

CASH AT END OF PERIOD	$11,881,858	$1,361,025

SUPPLEMENTARY INFORMATION:
Interest paid	$361,732	$155,425
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Beneficial conversion option related to preferred stock issuance	$337,498	$—
Settlement of accounts receivable with accounts payable	$—	$53,539
Equipment purchased with financing	$—	$1,120,000
Accrued compensation paid by common stock	$189,395	$—

Summary of Significant Non-Cash Transactions

During June 2006, we entered into a mortgage loan for $2.5 million with Carolina First Bank for the refinancing of our corporate office building. At the closing of this loan, the outstanding amount of approximately $1.8 million due on the original mortgage with Bank of Tampa was paid in full.

During the period ended September 30, 2007, $327,341 of Attraction Development assets were activated and transferred into Property and Equipment.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company”, “Odyssey”, “us”, “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. We suggest these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2007, and the results of operations, and cash flows for the interim periods presented. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three-month periods ended September 30, 2007 and 2006 were $309,906 and $90,783, respectively, and for the nine-month periods ended September 30, 2007 and 2006 were $1,101,476 and $539,260, respectively.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to the closing of the themed attraction in New Orleans during 2006, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements to a life ending on or before December 31, 2006. This resulted in additional depreciation and amortization of $874,434 for the year ended December 31, 2006.

Comprehensive Income

United States Treasury Bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2007, we did not own United States Treasury Bills with a maturity greater than three months.

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

At September 30, 2007 and 2006 weighted average common shares outstanding year-to-date were 47,033,938 and 46,066,563, respectively. For the periods ended September 30, 2007 and 2006 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Average market price during the period	$4.76	$2.98	$5.93	$2.46

In the money potential common shares excluded	893,073	356,743	1,507,892	227,595

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Out of the money options and warrants excluded:

Stock Options with an exercise price of $2.50 per share	—	—	—	535,875
Stock Options with an exercise price of $3.50 per share	—	695,000	—	695,000
Stock Options with an exercise price of $4.00 per share	—	387,250	—	387,250
Stock Options with an exercise price of $5.00 per share	1,125,000	495,000	—	495,000
Warrants with an exercise price of $3.50 per share	—	3,170,000	—	3,170,000
Warrants with an exercise price of $5.25 per share	100,000	100,000	—	100,000

Total anti-dilutive warrants and options excluded from EPS	1,225,000	4,847,250	—	5,383,125

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Nine Months Ended		Three Months Ended
	September 30 2007	September 30, 2006	September 30 2007	September 30, 2006
Weighted average potential common shares from Preferred Stock excluded from computation of diluted earnings per share	5,825,275	1,831,502	7,157,143	2,500,000

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$(15,539,413)	$(14,310,905)	$(5,411,635)	$(6,190,777)
Beneficial conversion option on preferred stock issuance	(337,498)	—	—	—

Numerator, basic and diluted net income available to stockholders	$(15,876,911)	$(14,310,905)	$(5,411,635)	$(6,190,777)

Denominator:
Shares used in computation— basic:
Weighted average common shares outstanding	47,033,938	46,066,563	47,204,133	46,127,678

Shares used in computation—diluted:
Weighted average common shares outstanding	47,033,938	46,066,563	47,204,133	46,127,678
Dilutive effect of options and warrants outstanding	—	—	—	—

Shares used in computing diluted net income per share	47,033,938	46,066,563	47,204,133	46,127,678

Net income per share—basic	$(0.34)	$(0.31)	$(0.11)	$(0.13)
Net income per share—diluted	$(0.34)	$(0.31)	$(0.11)	$(0.13)

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the nine-month periods ended September 30, 2007 and 2006 was $869,929 and $425,260, respectively, and for the three-month periods ended September 30, 2007 and 2006 was $208,143 and $114,715, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended September 30, 2006 was $0.96. We did not grant options during the three-month period ended September 30, 2007. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three-month periods ended September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
Risk-free interest rate	—	5.1%
Expected volatility of common stock	—	60.4%
Dividend yield	—	0%
Expected life of options	—	4 years

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

NOTE C—INVENTORY

Our inventory consisted of the following:

	September 30, 2007	December 31, 2006
Artifacts	$7,487,882	$8,488,258
Merchandise	674,380	583,318
Packaging	406,362	544,661

Total Inventory	$8,568,624	$9,616,237

Of these amounts, $6,041,171 and $7,353,159 are classified as non-current as of September 30, 2007 and December 31, 2006, respectively. In the event we secure ownership rights to the recently recovered artifacts of the “Black Swan” project, we will capitalize all related costs to recover and conserve these artifacts. To date we have identified approximately $2,000,000 of recovery and conservation costs that will be identified on the balance sheet when and if ownership rights are secured. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archeological state.

NOTE D—INCOME TAXES

As of September 30, 2007, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $60 million. The NOL will expire in various years ending through the year 2027.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$22,047,011
Accrued expenses	171,297
Reserve for accounts receivable	12,892
Reserve for inventory return	4,645
Start-up costs	108,833
Stock option expense	479,295
Less: valuation allowance	(20,755,805)

$2,068,168

Deferred tax liability:
Property and equipment basis	$70,398
Prepaid expenses	93,180
Inventory capitalization	1,864,349
Excess of tax over book depreciation	40,241

2,068,168

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at September 30, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of September 30, 2007. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the Black Swan project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

September 30, 2007	$20,755,805
December 31, 2006	14,857,487

Change in valuation allowance	$5,898,318

Income taxes for the nine-month periods ended September 30, 2007 and 2006 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	September 30, 2007	September 30, 2006
Expected provision (benefit)	$(5,283,496)	$(4,865,707)
State income taxes net of federal benefits	(261,147)	(184,419)
Nontaxable (income) expense	9,484	10,239
Stock options exercised	(417,443)	(214,659)
Change in valuation allowance	5,898,318	5,382,686
Change in estimate of net operating loss	560,545	—
Inventory capitalization	(559,648)	—
Effects of:
Change in rate estimate	54,705	(118,363)
Other, net	(1,318)	(9,777)

	$—	$—

During the nine-month periods ended September 30, 2007 and 2006, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $162,034 and $72,614, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

Effective January 1, 2006, we are required to capitalize inventory costs under Internal Revenue Code Section 263A. This adjustment created a deferred tax liability in the amount of $3,314,407 on January 1, 2006 and will be recognized over the four year period beginning January 1, 2006. The remaining deferred tax liability as of September 30, 2007 is $1,864,349 and the current income tax effect is $594,172.

We adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the adoption of FIN 48, we have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company’s tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions.

NOTE E—CONTINGENCIES

Legal Proceedings

On or about December 14, 2004, a complaint was filed against seven defendants, including the Company, in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research, which was provided to Seahawk, led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their

Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants' motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. On October 15, 2007, the Appellate Court denied the appeal but ruled that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings, and the case was remanded to the trial court. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

In addition to the lawsuit described above, the Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business.

NOTE F—MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Revolving credit facility	$3,000,000	$3,000,000
Mortgage payable	2,424,822	2,473,090
Loan payable	736,000	1,024,000

	$6,160,822	$6,497,090

Revolving Credit Facility

On March 29, 2006, we entered into an Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”) with Mercantile Bank. The Amended Credit Agreement replaced the Company’s prior agreement with Mercantile Bank. The Amended Credit Agreement reduced the amount of the commitment from Mercantile Bank from a $6 million revolving credit facility to a $3 million revolving credit facility. The $4 million of gold coins previously collateralized were removed from the Amended Credit Agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility has a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty-five basis points (2.65%), requires monthly payments of interest only and is due in full on April 21, 2008. The Company is also required to pay Mercantile Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted Mercantile Bank a first lien position on all corporate assets, including a provision not to pledge as collateral Company-owned vessels. The Company is required to comply with a number of covenants as stated in the Amended Credit Agreement.

Mortgage Payable

During June 2006, we entered into a mortgage loan in the principal amount of $2.5 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaced the original mortgage held by the Bank of Tampa. The mortgage loan is due on June 1, 2009 with monthly payments based on a 20-year amortization schedule. Interest is at a fixed annual rate of 7.5%. Of the principal amount due on the mortgage, $63,898 is classified as a current liability. This debt is secured by the related mortgaged real property as well as being cross-collateralized with the coins used to secure the Amended and Restated Revolving Credit Agreement with Mercantile Bank.

Loan Payable

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) for which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect as of September 30, 2007, was 8.13%. The first three months of the agreement required interest only payments followed by principal payments of $32,000 plus interest over the remaining life of the loan. Of the principal amount due on the loan, $384,000 is classified as a current liability. The ROV is pledged as collateral for this loan.

NOTE G—PREFERRED STOCK

On September 13, 2007, the Company issued and sold 13 shares of its Series E Convertible Preferred Stock, par value $0.0001 per share ("Series E Preferred Stock"), at a price of $535,000 per share, for an aggregate purchase price of $6,955,000 in cash, pursuant to a Series E Convertible Preferred Stock Purchase Agreement between the Company and one institutional accredited investor. The Company expects to use the net proceeds of the transaction for general corporate purposes. The Series E Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series E Preferred Stock is convertible into 100,000 shares of the Company's Common Stock. However, the Company shall not effect any conversion of the Series E Preferred Stock or any other preferred stock or warrant held by a holder of Series E Preferred Stock (a "Holder"), and no such Holder shall have the right to convert any Series E Preferred Stock or any other preferred stock or warrant held by such Holder, to the extent that after giving effect to such conversion, the beneficial owner of such shares (together with such beneficial owner's affiliates) would beneficially own in excess of 9.9% of the shares of the Company's Common Stock outstanding immediately after giving effect to such conversion or exercise. Holders of the Series E Preferred Stock have the right to participate in any dividends declared by the Company on the Company's Common Stock on an as-if-converted basis.

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

On March 13, 2006, the Company issued and sold an aggregate of 2,500,000 shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share ("Series D Preferred Stock"), at a price of $3.50 per share to two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one share of Common Stock for every one share of Series D Preferred Stock. Proceeds of the private offering were $8,750,000.

NOTE H—COMMON STOCK OPTIONS

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options can not be granted from that plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan was adopted by our Board of Directors on August 3, 2005 and approved by our stockholders at the Annual Meeting of Stockholders on May 5, 2006. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We have reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the plan, and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. Any incentive option and any non-qualified option granted under the plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

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

(amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Three months ended September 30, 2007
Revenues from external customers	$1,070	$244	$1,314
Income (loss) before income taxes	$(5,087)	$(325)	$(5,412)
Segment assets	$31,346	$3,179	$34,525
Three months ended September 30, 2006
Revenues from external customers	$499	$88	$587
Income (loss) before income taxes	$(5,052)	$(1,139)	$(6,191)
Segment assets	$23,791	$3,980	$27,771
Nine months ended September 30, 2007
Revenues from external customers	$4,861	$335	$5,196
Income (loss) before income taxes	$(14,399)	$(1,140)	$(15,539)
Segment assets	$31,346	$3,179	$34,525
Nine months ended September 30, 2006
Revenues from external customers	$3,190	$220	$3,410
Income (loss) before income taxes	$(11,971)	$(2,340)	$(14,311)
Segment assets	$23,791	$3,980	$27,771

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

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 regarding the Company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the Company’s expectations, but the expectations concerning its future operations, earnings and prospects may change. The Company’s expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the Company’s expectations and the forward-looking statements will be correct. Please refer to the Company’s most recent SEC Form 10-K for a description of risk factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion. Odyssey disclaims any obligation to update any of these forward-looking statements.

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

Our vision is to become the world leader in deep-ocean shipwreck exploration, archeological excavation, and marketing of shipwreck cargoes and related merchandise.

Business Segments

We manage and evaluate the operating results of the business in two primary segments: shipwreck exploration and themed attractions. Our shipwreck exploration segment includes all operating activities for exploration and recovery of deep-ocean shipwrecks including the marketing, sales and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments within this group include our marine operations, archaeology, conservation and research, sales and business development, and corporate administration. Our themed attractions segment consists of interactive attractions and exhibits that are designed to entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. We opened our new traveling exhibit, SHIPWRECK! Pirates & Treasure, to the public in June 2007 at MOSI and will run through February 2008. The 12,000 square foot exhibit and retail store utilizes existing assets previously developed and built for Odyssey's Shipwreck & Treasure Adventure in New Orleans and a newly developed "Pirates" module. A summary of our net revenues, income from operations and assets for our segments is found in Note I to the Consolidated Financial Statements.

Operational Update

Odyssey has numerous shipwreck projects in various stages of development around the world. Additional information about some of these projects is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. The operational update set forth below covers developments since our Quarterly Report on Form 10-Q for the period ended June 30, 2007 was filed with the Securities and Exchange Commission. In order to protect the identities of the targets of our planned search or recovery operations, in some cases we will defer disclosing specific information relating to our projects until we have located the targeted shipwreck or shipwrecks and determined a course of action to protect our property rights.

Sussex Project

The Company has an exclusive partnering agreement with the Government of the United Kingdom for the archaeological excavation of HMS Sussex, a British warship that sank in 1694, and which remains the property of the United Kingdom. On March 23, 2007, the Spanish Ministry of Foreign Affairs issued a press release to announce agreement between Spain and the United Kingdom for Odyssey to proceed with the Alboran project, which includes preliminary phases of excavation and identification of the site believed to be the Sussex as well as a survey of the area in which the shipwreck lies. As part of this agreement, Odyssey has agreed to provide information relative to other shipwrecks in the surrounding area to the Spanish Government to assist in their protection and preservation.

The Company has already completed all work detailed in Phase 1 A of the Sussex archaeological project plan, as well as portions of Phase 1B, to the satisfaction of the Government of the United Kingdom. Odyssey is currently waiting for the archaeological staff to be selected and scheduled before resuming operations on the site believed to be HMS Sussex. However, we do not know whether Spain will appoint archaeologists in the immediate future. This project has been delayed while issues relating to the Black Swan project and admiralty claims as discussed herein are being addressed.

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

We believe the “Black Swan” recovery was conducted in conformity with Salvage Law and the Law of the Sea Convention, beyond the territorial waters or contiguous zone of any country. We do not believe that the recovery is subject to sovereign immunity by any nation pursuant to the Law of the Sea Convention. The work accomplished to date on this site has diligently followed archaeological protocols using advanced robotic technology. All recovered items have been legally imported into the United States and placed in a secure, undisclosed location where they are undergoing conservation and documentation. While there have been numerous estimates of the potential retail value of the coins from the “Black Swan” site made in the media, we have not made any public estimates. The retail pricing on the coins will only take place once all the coins are conserved and evaluated by numismatists, and as with any other retail product, the net profit from the sale of the coins will be significantly less than the retail value after deducting taxes, marketing, conservation and other costs of sales.

In June 2007, a judge in the Court of La Linea de la Concepcion (Cadiz, Spain) issued an order to detain and search Odyssey’s vessels, apparently assuming (incorrectly) that the “Black Swan” recovery was conducted illegally in Spanish waters. On July 12, 2007, our survey vessel, the Ocean Alert, departed Gibraltar and was boarded by the Spanish Guardia Civil in international waters and forcibly directed to a port in Spain for search and inspection. The inspection was completed and the ship was cleared for departure on July 17, 2007.

On October 16, 2007, Odyssey’s research vessel Odyssey Explorer departed Gibraltar and was detained by the Spanish Navy and Guardia Civil in international waters and forcibly directed to a port in Spain for search and inspection. After a rigorous inspection the Odyssey Explorer was cleared and departed on October 20, 2007. It is the opinion of Odyssey’s legal counsel that the seizure and search of both vessels was conducted illegally, and Odyssey has sought economic relief in U.S. federal court on the matter.

Odyssey provided a 109-page legal affidavit to authorities in the Spanish federal government, the Junta de Andalucia, the United Kingdom, Gibraltar, and the United States detailing Odyssey’s activities leading up to, and after, the announcement of the “Black Swan” discovery. This document (which covered nine years of communications and meetings between Odyssey, the Junta of Andalucia and the governments of the United States, the United Kingdom and Spain) was provided in order to address questions posed by the Spanish regarding Odyssey’s activities and to reassure all concerned governments and officials that Odyssey has always acted legally and with full transparency in relation to the “Black Swan” project and in all other shipwreck exploration activities.

Admiralty Legal Proceedings

On April 9, 2007, Odyssey filed Admiralty arrests in the U.S. District Court for the Middle District of Florida on two sites, one in the Atlantic Ocean and one in the western Mediterranean Sea. The Company has now arrested three sites (the first of which was arrested on September 13, 2006) that require more extensive ROV operations.

On May 30 and 31, 2007, the Kingdom of Spain filed notices in all three pending court cases in which we have filed Warrants of Arrest stating that the Spanish government does not intend to give up rights on any Spanish property which might be on the sites. Spain has not asserted a basis for any claims specific to any of the arrests. On June 15 and 19, 2007, Spain filed Motions for More Definite Statements in these three admiralty arrests requesting additional information.

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

On September 19, 2007, Spain filed Motions to Dismiss the Amended Complaints and Oppositions to the Motions for Orders Granting Preliminary Injunctions and Protective Orders. Odyssey filed its Response to the Motions to Dismiss and Replies to Spain’s Oppositions to the Motions for Protective Orders and Preliminary Injunctions on October 22, 2007. On October 30, 2007, the parties filed Joint Case Management Reports. Those reports indicated Spain's opposition to complying with the Federal Rules of Discovery. They also provided a general guideline for the timing of discovery and trials and requested hearings before the court to resolve disputed issues. The parties will appear before the court on November 26, 2007 for Preliminary Pretrial Conferences in all arrest cases. We continue to pursue a prompt resolution to these claims.

If we are able to confirm that any entity has a potential legitimate legal claim to any of the materials recovered from these sites, when—and if—the identity is confirmed, we intend to provide legal notice to any and all potential claimants. Even if another entity is able to prove that it has an ownership interest in the shipwreck and/or cargo and that they had not legally abandoned the shipwreck, Odyssey would apply for a salvage award from the Admiralty Court. In cases such as this, salvors are typically awarded up to 90% of the recovery.

We do believe that most shipwrecks that we recover, including the “Black Swan,” will likely result in claims by other parties. Many of these may be spurious claims, but we anticipate that there might be some legitimate ones as well. In the case of the “Black Swan,” it is the opinion of our legal counsel even if a claim is deemed to be legitimate by the courts, Odyssey should still receive a significant award for its recovery.

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

	(Unaudited) (dollars in millions)
	2007	2006	Increase/(Decrease)
			$ Var	% Var
Revenue	$1.3	$.6	$.7	124%

Cost of sales	.4	.3	.1	34%
Marketing, general and administrative	2.8	1.3	1.5	115%
Operations and research	3.5	5.1	(1.6)	(32)%

Total cost and expenses	$6.7	$6.7	$—	—%

The explanations which follow are for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

Revenue

Revenue is generated primarily through the sale of gold and silver coins, but also includes other artifacts and merchandise. Revenue for 2007 and 2006 was $1.3 million and $.6 million, respectively, representing sales volume of gold and silver coins of approximately 1,120 coins in 2007 and 870 coins in 2006. The volume mix in 2007 and 2006 was predominantly all silver coins. In 2006, we charged $.4 million against income to recognize the return of coins from an independent dealer who purchased them in a prior period. Exclusive of this return, actual sales for 2006 were $1.0 million. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter of 2006 to an experienced direct marketing partner. The majority of our coin sales in 2007 and 2006 were silver coins sold through our direct marketing partner. The major factor for the $.3 million increase in revenue for 2007 was the increase in coin volume sold. Odyssey expanded distribution channels in the current quarter to include a broader base of coin and collectible marketers. Test programs in new catalog and direct mail channels were also expanded and continue to roll out.

Included in our revenue for 2007 and 2006 was $.2 million and $.1 million, respectively, of admissions and merchandise sales from our themed attractions segment. All of our revenue for 2007 and 2006 is U.S. domestic-based.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2007 and 2006 was 31% and 32%, respectively.

Marketing, general and administrative expenses were $2.8 million in 2007 as compared to $1.3 million in 2006. Of the $1.5 million increase, $.3 million was primarily related to an increase in advertising and commissions associated with the outsourcing of our direct sales efforts in the second quarter of 2006, $.3 million was primarily related to employee-related expenses including share-based compensation costs related to adoption of FASB 123(R), $.5 million related to corporate and legal expenses primarily associated with the Black Swan project, and $.4 million related to a reduction of expenses in 2006 relating to miscellaneous gains and insurance claims.

Operations and research expenses were $3.5 million in 2007, compared to $5.1 million in 2006. Of the $1.6 million decrease, $1.1 million was due to marine operating expenses primarily associated with reduced ship operating expenses during our recent extended downtime while our ships were being detained in Gibraltar, and $.8 million was due to reduced operating expenses of our themed attraction segment in connection with the closing of our attraction in New Orleans in September 2006. These amounts were offset by increased conservation expenses of $.3 million primarily associated with the Black Swan project.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

	(Unaudited) (dollars in millions)
	2007	2006	Incr/(Decr)
			$ Var	% Var
Revenue	$5.2	$3.4	$1.8	52%

Cost of sales	1.4	.7	.7	109%
Marketing, general and administrative	8.5	5.9	2.6	45%
Operations and research	10.7	11.1	(.4)	(4)%

Total cost and expenses	$20.6	$17.7	$2.9	17%

The explanations which follow are for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

Revenue

Revenue is generated primarily through the sale of gold and silver coins, but also includes other artifacts and merchandise. Revenue for 2007 and 2006 was $5.2 million and $3.4 million, respectively, representing sales volume of gold and silver coins of approximately 3,410 coins in 2007 and 1,690 coins in 2006. The volume mix for both years was predominantly the same with approximately 20% gold and 80% silver coins. In 2006, we charged $.4 million against income to recognize the return of coins from an independent dealer who purchased them in a prior period. Exclusive of this return, actual sales for 2006 were $3.8 million. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter of 2006 to an experienced direct marketing partner. The major factor for the $1.8 million increase in revenue for 2007 was the increase in gold and silver coins sold. Continued development of the SS Republic coin products drove consumer demand higher. Additionally, more wholesale partners have expanded distribution and reach into the market.

Included in our revenue for 2007 and 2006 was $.3 million and $.2 million, respectively, of admissions and merchandise sales from our themed attractions segment. All of our revenue for 2007 and 2006 is U.S. domestic-based.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2007 and 2006 was 26% and 18%, respectively. The higher cost of sales percentage in 2007 was primarily attributable to additional discounts and premiums given in 2007 due to the sale of our remaining non-graded gold coins.

Marketing, general and administrative expenses were $8.5 million in 2007 as compared to $5.9 million in 2006. Of the $2.6 million increase, $.6 million was primarily related to an increase in advertising and commissions associated with the outsourcing of our direct sales efforts in the second quarter of 2006, $1.1 million was primarily due to employee-related expenses including share-based compensation costs related to adoption of FASB 123(R), $.7 million related to corporate and legal expenses primarily associated with the Black Swan project, and $.2 million related to a reduction of expenses in 2006 relating to miscellaneous gains.

Operations and research expenses were $10.7 million in 2007, compared to $11.1 million in 2006. Of the $.4 million decrease, $1.0 million was due to reduced operating expenses of our themed attraction segment in connection with the closing of our attraction in New Orleans in September 2006 offset by $.6 million unfavorable operating expenses primarily associated with the Black Swan project.

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities in the first nine months of 2007 was $11.5 million. This amount primarily reflected an operating loss of $15.5 million offset in part by non-cash items including depreciation and amortization ($2.0 million) and share based compensation ($.9 million), a decrease in inventory ($1.0 million) and other miscellaneous working capital items (net $.1 million). Net cash used in operating activities in the first nine months of 2006 was $11.5 million. This amount primarily reflected an operating loss of $14.3 million offset in part by an increase in depreciation ($2.3 million) and share based compensation ($.4 million), a gain on the sale of the vessel RV Odyssey ($.3 million), and a decrease in assets ($1.2 million) offset by a decrease in current liabilities ($.8 million).

Cash flows used in investing activities were $.7 million and $1.7 million for the first nine months in 2007 and 2006, respectively. Cash used in investing activities in 2007 primarily reflected purchase of property and equipment of which $.6 million represented marine equipment for our shipwreck exploration segment and $.1 million was for our themed attraction segment primarily for the opening of our SHIPWRECK! Pirates & Treasure exhibit. Cash flows used in investing activities in 2006 primarily reflected purchase of property and equipment for our shipwreck exploration segment which included a remotely operated vehicle (ROV) and a search and inspection vessel offset by $1.1 million of loan proceeds for financing the ROV purchase.

Cash flows provided by financing activities were $21.6 million and $11.2 million for the first nine months of 2007 and 2006, respectively. In 2007, the cash provided by financing activities primarily included $21.9 million from the sale of preferred and common stock, offset in part by $.3 million for repayment of mortgage and loans payable. Cash flows provided by financing activities in 2006 primarily included $9.1 million from the sale of preferred and common stock and $.7 million from refinancing our corporate office building and $1.4 million net borrowings from our credit facility.

General

At September 30, 2007, we had cash and cash equivalents of $11.9 million, an increase of $9.5 million from the December 31, 2006 balance of $2.4 million.

During January 2007, we received $6.6 million from the sale of 2.2 million shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”) at a price of $3.00 per share to eight funds managed by two institutional accredited investors pursuant to the terms of a purchase agreement. In connection with the transaction, we also issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009, and issued to certain of the investors warrants to purchase an aggregate of 2.2 million shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of 2.2 million warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007. The net proceeds from the preferred stock offering were used for general corporate purposes and the purchase of marine property and equipment. In May 2007, we received $7.7 million from the exercise of the 2.2 million warrants to purchase Series D Preferred Stock.

On September 13, 2007, we issued and sold 13 shares of its Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock”), at a price of $535,000 per share, for an aggregate purchase price of $6,955,000 in cash, pursuant to a Series E Convertible Preferred Stock Purchase Agreement between the Odyssey and Drawbridge Global Master Macro Fund Ltd (“Drawbridge”), a fund managed by Fortress Investment Group LLC. The Company expects to use the net proceeds of the transaction for general corporate purposes.

Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and proceeds from our recent equity offering and warrant exercise will satisfy our working capital requirements through the first quarter of 2008. However, we anticipate we will continue to incur net losses in the near term. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered items until we are awarded title or a salvage award by the U.S. District Court. At the present time we cannot determine how long that process will take. The “Black Swan” project has placed additional cash requirements on us in 2007 and will continue into 2008. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

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

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On or about December 14, 2004, a complaint was filed against seven defendants, including the Company, in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research, which was provided to Seahawk, led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the

Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants' motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. On October 15, 2007, the Appellate Court denied the appeal but ruled that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings, and the case was remanded to the trial court. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

See the information set forth under the heading "Operational Update – Admiralty Legal Proceedings" in Part I, Item 2 of this report for disclosure regarding certain admiralty legal proceedings in which Odyssey is involved. Such information is hereby incorporated by reference into this Part II, Item 1.

In addition to the lawsuit described above, the Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business.

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

There were no unregistered sales of equity securities during the nine months ended September 30, 2007, that have not been reported in a Current Report on Form 8-K.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

10.1	Transition Agreement—Departing Executive Vice President (Filed herewith electronically)

10.2	Transition Agreement—Departing Chief Operating Officer (Filed herewith electronically)

10.3	Series E Convertible Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 14, 2007)

3.1	Certificate of Designation of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated September 14, 2007)

3.2	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated September 14, 2007)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: November 7, 2007	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer