Form 10-K
period 2007-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2008-03-13
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

(813) 876-1776

(Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered under to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐     No  ☒

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” or “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 42.7 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2007 approximated $256 million. As of March 1, 2008, the Registrant had 47,960,962 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on May 18, 2007.

As used in this Annual Report on Form 10-K, “we,” “us,” “our company” and “Odyssey” mean Odyssey Marine Exploration, Inc. and our subsidiaries, unless the context indicates otherwise.

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

Important factors known to us that could cause such material differences are identified in this report and in our “RISK FACTORS” in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities Exchange Commission, or SEC.

ITEM 1.	BUSINESS

Overview

Odyssey Marine Exploration, Inc., a Nevada corporation formed on March 5, 1986, is engaged in archaeologically-sensitive exploration and recovery of shipwrecks throughout the world. We employ advanced state-of-the-art technology, including side scan sonar, remotely operated vehicles, or ROVs, and other advanced technology, that enables us to locate and recover shipwrecks at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep-ocean search and recovery.

Our vision is to maintain and strengthen our position as the world leader in shipwreck exploration, archeological excavation and marketing of shipwreck artifacts and related merchandise.

Business Segments

During 2007 we managed and evaluated the operating results of the business in two primary segments: shipwreck exploration and themed attractions. Beginning in 2008, our themed attraction segment will not be a reportable segment. Our focus in themed attractions will no longer be to operate and manage attractions, but to partner with other attraction experts in order to build the Odyssey brand and promote the themed attraction concept that has already been developed.

Shipwreck Exploration – This segment includes all operating activities for shipwreck exploration and archaeological recovery of shipwreck artifacts and cargo including the marketing, sales and distribution of recovered artifacts, replicas, merchandise and books through various retail and wholesale sales channels. The departments within this group include marine operations, archaeology, conservation and research, sales and business development, and corporate administration.

Our marine operations department is tasked with the discovery and recovery of shipwrecks utilizing state-of-the-art technology, including side scan sonar, remotely operated vehicles (ROVs), and other advanced tools and expertise. This department oversees ships, offshore technology as well as ship and technical crews. The marine operations team has also developed proprietary procedures, software and equipment to improve the quality, efficiency and speed of shipwreck operations.

Our archaeology, conservation and research (ARC) department supports marine operations by providing target information as well as conducting historical research on artifacts recovered from shipwrecks. After recovered items are returned to shore, our conservation department stabilizes the artifacts and ultimately brings them to their final state of conservation. This department also provides the curation of company-owned artifacts.

Our sales and business development department includes support functions for the promotion and distribution of products through both retail and wholesale channels. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced in the second quarter 2006 to an experienced direct marketing partner.

Our shipwreck exploration segment continues to rely significantly on recovered shipwreck cargoes as a primary source of raw material. The availability of shipwreck cargo inventory is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks. If we are not successful in the exploration and recovery of shipwrecks, we may not have sufficient raw materials to sell (see Item 1A. Risk Factors).

Our corporate administrative department oversees all aspects of business management and reporting including compliance. The department is also responsible for corporate marketing and communications, finance and accounting, information technology, legal and human resources. Corporate overhead which encompasses legal, finance, human resources, information technology and real estate facilities is included within the shipwreck exploration segment and not allocated to themed attractions.

Themed Attractions – Our themed attractions segment consists of interactive attractions and exhibits that are designed to entertain and educate multi-generational audiences, and present Odyssey’s unique shipwreck stories and artifacts. The exhibits showcase our proprietary technologies and the excitement of deep-ocean archeological shipwreck search and recovery.

We opened our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, in August 2005, in New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. We re-opened the attraction in February 2006 and closed it again in September 2006 because of market conditions in New Orleans. Odyssey received approximately $1.2 million in the fourth quarter 2006 as final insurance settlement on our claim for damages and business interruption due to the hurricane. As a result of our lease termination in New Orleans, we accelerated the estimated useful lives of certain assets and leasehold improvements in 2006. This acceleration resulted in additional expenses of $.9 million during the period ended December 31, 2006. We relocated the attraction to the Museum of Science and Industry (“MOSI”) in Tampa, Florida, in May 2007. The new exhibit, SHIPWRECK! Pirates & Treasure, opened to the public in June 2007 at MOSI and ran until early February 2008. The exhibit moved to the Detroit Science Center in Detroit, Michigan in February 2008 and is scheduled to open on March 24 and run through September 1, 2008. As a result of the reorganization of our themed attractions segment, we accelerated the estimated useful lives of our attraction development assets in 2007. This acceleration resulted in additional expenses of $.9 million during the period ended December 31, 2007. In addition, inventory reserves of $.4 million were recorded for our attraction merchandise inventory.

A summary of our net revenues, income from operations and assets for our segments is found in Note S to the Consolidated Financial Statements in Item 8.

Shipwreck Project Criteria

Our marine research department continuously conducts research in an attempt to identify shipwreck projects that meet the following criteria:

•

The research must indicate that the shipwreck was carrying enough intrinsically valuable cargo to pay for the high cost associated with advanced archaeological recovery and to provide an attractive return for our stockholders and other investors.

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

Technology

Odyssey is a pioneer in the use of advanced deep-ocean technology for shipwreck exploration. We are not, for the most part, inventors of the technologies required for deep-ocean search and recovery. We use technologies that others, primarily the military, oil industry, and telecommunications industry, have developed at great expense.

We have learned how to apply these technologies specifically to locate shipwrecks and to conduct precise archaeological recoveries at depths up to 2,000 meters or more. Although we tend to use “off the shelf” technology because it is cost effective, we do have proprietary software and equipment applications that maximize the effectiveness of our search and recovery systems. Software that precisely documents the archaeological excavation and advanced sediment removal and filtration systems are examples of our technological innovations.

Equipment

Most of our projects are conducted in two phases. The search phase is conducted from a vessel outfitted with survey equipment and an inspection ROV. The recovery phase requires a vessel equipped with a work-class ROV, sophisticated positioning systems, and certain Odyssey technology and proprietary software, which allows us to record the recovery in an archaeologically sound manner.

During 2003, we purchased a 251-foot dynamically-positioned ship named Odyssey Explorer and a 200-HP, 2,500 meter depth rated work-class ROV that we nicknamed ZEUS. Coupled with a sophisticated suite of cameras, lighting and positioning equipment, as well as advanced computer monitoring and proprietary data management systems, ZEUS provides us the ability to perform extensive archaeological excavation work. The Odyssey Explorer and ZEUS were mobilized and deployed to the SS Republic site in October 2003, where they conducted the archaeological excavation of the SS Republic shipwreck site and recovered over 51,000 gold and silver coins and approximately 14,000 other artifacts. We also acquired CLIO, a light-work ROV used for inspecting targeted sites.

During early 2005, we acquired a new side-scan sonar system which allows us to map the seafloor approximately two times faster than our previous search system. Also during 2005, we entered into a charter agreement for a search vessel which we used during 2005 and 2006 search operations in our “Atlas” project area.

In June 2006, we purchased an additional ship, the Ocean Alert, similar in size to the Odyssey Explorer. This ship has been fitted with a complete suite of advanced search gear, including Odyssey’s newest and most advanced side-scan sonar system. We use this ship to conduct search operations and preliminary ROV survey operations on potential targets.

In June 2006, we purchased a second work-class ROV capable of conducting deep-ocean archaeological excavation and recovery work on the Company’s shipwreck projects. The new ROV, ZEUS II, is a 9-ton, advanced underwater robotic system capable of working on sites up to 3,000 meters deep, and at 400 HP, it has twice the power of ZEUS, making it one of the world’s most powerful deep-ocean work platforms. ZEUS II provides us with a second highly specialized underwater robotic system to expand our capabilities for archaeological excavation and recovery. Adding this second “next generation” ROV with more than twice as much power allows us to seamlessly interchange our archaeologists and technicians between both systems while expanding our operational capacity.

Operational Projects

Odyssey has numerous shipwreck projects in various stages of development around the world. In order to protect the identities of the targets of our planned search or recovery operations, in some cases, we will defer disclosing specific information relating to our projects until we have located a shipwreck or shipwrecks of interest and determined a course of action to protect our property rights.

In some cases, we do not target specific shipwrecks, but instead focus on a search area where historical records suggest may contain unrecorded and recorded high value targets because of the proximity of shipping routes frequented by ships carrying high value intrinsically valuable cargoes.

SS Republic Project

The SS Republic was a side-wheel steamer lost in deep water in 1865 after battling a hurricane for several days. The ship, en-route from New York to New Orleans, was reportedly carrying a large cargo of specie when it sank. The ship’s history includes service in both the Confederate and Union navies during the American Civil War.

We discovered the shipwreck in the summer of 2003 nearly 1,700 feet below the surface of the Atlantic Ocean approximately 100 miles off the Georgia coast. In March 2004, Odyssey was awarded title and ownership to the SS Republic shipwreck and cargo, including the hull, artifacts and the specie on board when she sank.

The archaeological excavation and recovery was completed in February 2005. During the SS Republic excavation, more than 51,000 gold and silver coins and approximately 14,000 artifacts were recovered. Our ROV ZEUS completed 262 dives to the shipwreck site and debris field, logging almost 3,500 hours of bottom time. The coins recovered represented approximately 25 % of the “$400,000 in specie” (1865 face value) that historical research indicates was on board the Republic when she sank. We have been declared the owners of the wreck and there is a federal injunction in place preventing others from disturbing the site.

Coins recovered from the SS Republic have been divided into two categories. The first category, our “numismatic collection,” consists of coins that are indistinguishable from coins that have never been underwater. These coins were generally higher priced to correlate with their numismatic value and most have been sold. The second category includes ungraded shipwreck coins (“shipwreck effect”) that have been conserved and encased in certified tamper-resistant holders by Numismatic Conservation Services, or NCS, and Numismatic Guaranty Corporation, or NGC.

To-date we have sold almost $36 million gross revenue worth of SS Republic coins representing approximately 14,000 silver and 4,000 gold coins. As of December 31, 2007, we have a remaining inventory of approximately 33,000 silver coins.

There are no Revenue Participation Certificates or revenue sharing arrangements related to the SS Republic recovery.

“Atlas” Search Project

We believe the “Atlas” project is the most extensive shipwreck search operation ever launched. A minimum of five high-value shipwrecks are believed to be in the search area, which encompasses more than 5,000 square miles. Odyssey began search operations during the 2005 season and resumed operations in April 2006. During the 2006 season, work was concentrated in the seven search block areas which encompass the “Atlas” target of highest value, code-named “Tripoli.” During 2005, much of the area was searched with high-resolution side-scan sonar. During 2006, a second pass was completed which included acoustic and magnetometer data-streams which helped Odyssey create a larger database of information. Overlaying all three layers provided an extremely precise, high-resolution map of the seven search blocks.

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

Odyssey filed an Admiralty arrest in the U.S. District Court for the Middle District of Florida in September 2006. On October 30, 2006, the U.S. District Court granted the Company’s Motion for Preliminary Injunction appointing Odyssey as the exclusive finder-in-possession of the shipwrecked vessel, and prohibiting any interference with Odyssey’s intended excavation of the site, which is believed to be the remains of a 17th century merchant vessel located outside the territorial waters of any country. However, until further ROV inspections and a preliminary archaeological excavation are completed on the arrested shipwreck site, it is not possible to confirm the identity or potential value of the shipwreck.

As discussed herein under “Admiralty Legal Proceedings”, The Kingdom of Spain has filed notices in the U.S. District Court claiming certain rights to any Spanish property relating to this site.

We did not conduct operations in the “Atlas” search area in 2007. We intend to continue search operations and ROV inspections of the “Atlas” area beginning in the spring of 2008. For reasons of security and strategic confidentiality, we do not disclose the location of search operations within the “Atlas” project area.

HMS Sussex Project

The Sussex project is an expedition to locate and recover the artifacts and cargo of a large colonial-period British warship, HMS Sussex, which was lost in a severe storm in 1694. Based on documentary research conducted by contract researchers and our in-house research team in libraries and historical archives in Great Britain, France and other countries, we believe that there is a high probability the ship was carrying a cargo of coins with a substantial numismatic value. Our analysis of the data was accumulated from a review of the ship’s logs, court martial records, state papers, treasury books and various other letters and reports. We conducted offshore search operations on this project in 1998, 1999, 2000 and 2001. Based on the results of these search operations, we believe there is a high probability we may have located the remains of HMS Sussex.

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

In late 2005 and early 2006, Odyssey completed to the satisfaction of HMG all work detailed in Phase 1A of the HMS Sussex archaeological project plan. The Company has also completed a portion of Phase 1B. (A public version of the project plan is available for viewing at www.shipwreck.net/sussexpp.html.) The Company temporarily halted operations on the project at the request of the Spanish Ministry of Foreign Affairs while issues relative to the archaeological plan for excavation of the site, territorial and cultural resource management issues were negotiated.

On March 23, 2007, the Spanish Ministry of Foreign Affairs issued a press release to announce agreement between Spain and the United Kingdom for Odyssey to proceed with the Alboran project, which includes preliminary phases of excavation and identification of the site believed to be the HMS Sussex as well as a survey of the area in which the shipwreck lies. As part of this agreement, Odyssey agreed to provide information relative to other shipwrecks in the surrounding area to the Spanish Government to assist in the protection and preservation of those shipwrecks. Odyssey also agreed to allow two archaeologists appointed by the Spanish Government to observe work on the site.

Odyssey is currently waiting for the archaeological observers to be selected and scheduled by Spain before resuming operations on the site believed to be HMS Sussex. However, we do not believe Spain will appoint archaeologists in the immediate future. This project has been delayed while issues relating to the “Black Swan” project and admiralty claims as discussed herein are being addressed.

As a sovereign warship, HMS Sussex remains the property of HMG which, to our knowledge, has not been contested by the Spanish government or other entities. As part of the partnering agreement signed between Odyssey and HMG in 2002, the following sharing arrangements have been agreed upon with respect to the aggregate amount of the appraised values and/or selling prices of the artifacts, net of agreed selling expenses:

Range	British Government	Odyssey
$0 - $45 million	20%	80%
$45 million to $500 million	50%	50%
Above $500 million	60%	40%

In addition to the percentages specified above, we will also pay HMG 10% of any net income we derive from intellectual property rights associated with the project.

Also, we received the exclusive worldwide right to use the name “HMS Sussex” in connection with sales and marketing of merchandise (exclusive of artifacts) related to the shipwreck, and HMG will receive 3% of the gross sales of such merchandise.

Our agreement with HMG is for a period of 20 years, and can only be terminated if:

•	the shipwreck is not HMS Sussex;

•	we are in serious breach of our obligations under our agreement with HMG.

The shipwreck that is believed to be the HMS Sussex is located in the search area for a project that we have previously referred to as our “Cambridge” project. We sold through private placements of Revenue Participation Certificates, or RPCs, the right to share in our future revenues derived from the “Cambridge” project. As of April 30, 1999, when the offering was closed, we had sold $825,000 of the RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 million to $35 million, and 12.375% of gross revenue above $35 million generated by the “Cambridge” project. Additionally, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post-finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. The shipwreck we believe is HMS Sussex is located within the specified search area, and we will be responsible to share future revenues, if any, from this shipwreck with the subcontractor. The subcontractor’s rights were foreclosed upon during 2002 and the purchaser was a limited liability company which was partially owned by two of our officers and directors at the time. In order to remove any potential conflicts of interest, these two persons sold their interests in the limited liability company during 2005.

Because the government of Spain is pursuing claims against our recovery from the “Black Swan” Project, they may interfer with our project related to the HMS Sussex which has involved work in the Mediterranean Sea off the coast of Spain. See “Black Swan” project in the next section.

“Black Swan” Project

In May 2007, we announced the discovery and archaeological recovery of more than 500,000 silver coins weighing more than 17 tons, hundreds of gold coins, worked gold and other artifacts from a site in the Atlantic Ocean code-named “Black Swan.” Odyssey has not yet been able to positively identify the shipwreck and has not publicly disclosed the location of the site in order to protect artifacts which remain at the site.

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

On October 16, 2007, Odyssey’s research vessel Odyssey Explorer departed Gibraltar and was detained by the Spanish Navy and Guardia Civil in international waters and forcibly directed to a port in Spain for search and inspection. After a rigorous inspection the Odyssey Explorer was cleared and departed on October 20, 2007. It is the opinion of Odyssey’s legal counsel that the seizure and search of both vessels was conducted illegally.

Before the Ocean Alert was seized, Odyssey provided a 109-page legal affidavit to authorities in the Spanish Federal Government, the Junta de Andalucia, the United Kingdom, Gibraltar, and the United States detailing Odyssey’s activities leading up to, and after, the announcement of the “Black Swan” discovery. This document (which covered nine years of communications and meetings between Odyssey, the Junta of Andalucia and the governments of the United States, the United Kingdom and Spain) was provided in order to address questions posed by the Spanish regarding Odyssey’s activities and to reassure all concerned governments and officials that Odyssey has always acted legally and with full transparency in relation to the “Black Swan” project and in all other shipwreck exploration activities.

As discussed herein under “Admiralty Legal Proceedings,” The Kingdom of Spain has filed notices in the U.S. District Court claiming certain rights to any property relating to the “Black Swan.” We do not have the ability to immediately monetize the recovered cargo until we are awarded title or a total or partial salvage award by the U.S. District Court. Claims against the recovery have been submitted by the government of Spain and other parties may also assert claims. As a result, the amounts that we may ultimately receive are uncertain.

“Firefly” Project

Odyssey and BDJ Discovery Group, LLC, or BDJ, filed a “Joint Motion for Substitution of Plaintiff” in the United States District Court for the Eastern District of North Carolina on February 21, 2008 which was granted upon filing. The joint motion substitutes Odyssey for BDJ as plaintiff in the In Rem Admiralty case against the Unidentified Shipwreck Vessel, its apparel, tackle, appurtenances and cargo located in the waters of the Atlantic Ocean approximately 12 miles off the coast of North Carolina. On March 4, 2008 the Court entered an order granting Odyssey’s motion appointing Odyssey as substitute custodian for all artifacts from the site and requiring reporting within 30 days of activity.

In a separate agreement, BDJ has turned over all aspects of the project to Odyssey and assigned all of its rights to the artifacts and any wreck from which they originate to Odyssey in return for up to 15% of any proceeds from artifact sales after archaeological excavation, conservation, marketing and certain other expenses. Among other objects, a small number of gold and silver artifacts have been recovered from the site, but the identity of the shipwreck from which the artifacts originated has not yet been confirmed. In order to protect the site, no additional information about the artifacts recovered or operations at the site to date is being made available for release at this time. Odyssey has been involved in survey and inspection operations on the arrested site since August 2007 and is currently planning the next stages of survey and archaeological investigation of the site.

Admiralty Legal Proceedings

On April 9, 2007, Odyssey filed Admiralty arrests in the U.S. District Court for the Middle District of Florida on two sites, one in the Atlantic Ocean and one in the western Mediterranean Sea. The Company has now arrested three sites (the first of which was arrested on September 13, 2006), in addition to the “Firefly” project which was discussed previously.

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

On August 6, 2007, we filed our responses including Amended Verified Complaints adding the Kingdom of Spain as a defendant in all three Admiralty cases, seeking damages for losses sustained through Spain’s recent actions obstructing Odyssey’s ability to conduct operations. Odyssey is seeking not only relief in the form of a set-off of any potential award Spain may ultimately receive, but also affirmative relief for damages caused by Spain’s interference with Odyssey’s rights to all three arrested sites. In addition to the Amended Complaints, we also filed Motions for Protective Order in all three cases to protect the confidentiality of the Preliminary Site Assessments, which include information about the archaeological and exploration activities at the sites to date, and filed Motions for Preliminary Injunction in two of the cases.

On September 19, 2007, Spain filed Motions to Dismiss the Amended Complaints and Oppositions to the Motions for Orders Granting Preliminary Injunctions and Protective Orders. Odyssey filed its Response to the Motions to Dismiss and Replies to Spain’s Oppositions to the Motions for Protective Orders and Preliminary Injunctions on October 22, 2007. On October 30, 2007, the parties filed Joint Case Management Reports. Those reports indicated Spain’s opposition to complying with the Federal Rules of Discovery. They also provided a general guideline for the timing of discovery and trials and requested hearings before the court to resolve disputed issues. The parties appeared before the court on November 26, 2007 and again on January 10, 2008 for Preliminary Pretrial Conferences in all arrest cases. Also on January 10, 2008, the Court entered a Protective Order governing the discovery to be produced by Odyssey and protecting the confidentiality of documents and the security of the arrested sites. The initial phase of discovery began on January 24 and 25, 2008, when Counsel for Spain and Spain’s representative appeared at Odyssey’s offices and were given the requested documentation and shown photographs, video tape and a sampling of recovered cargo from the “Black Swan” site. On March 5, 2008 the parties again appeared in court to discuss issues related to discovery including confidentiality and format of documentation produced. The Court will issue rulings on any matters the parties are unable to resolve. On March 6, 2008, the Court issued an order relating to Spain’s Motions to Dismiss the Amended Complaints that were filed by Odyssey in the arrest of three wreck sites. Spain’s motion to dismiss Odyssey’s claims for possession and ownership of three arrested sites and for salvage awards were denied by the judge. Odyssey is pleased with the ruling which specifically stated that “the allegations in the complaint and the disclosure in connection with discovery satisfy the requirements of applicable procedural rules and pleading principles.” The Court’s dismissal of certain counts of the complaints relates only to jurisdiction. The Court did not determine Odyssey has no right to damages against Spain as a result of Spain’s illegal actions against Odyssey and its vessels, only that the Court does not have the authority to award such damages. The most significant aspect of the ruling is the Court’s declaration that Odyssey’s pleadings and its disclosures have met all requirements of the federal rules of civil procedure. On March 12, 2008, the Court issued orders in all three arrests confirming that Odyssey had complied with all discovery orders thus far and instructing Odyssey to respond within thirty days to interrogatories regarding its theory as to the identities of any vessels related to the sites. Spain was ordered to identify evidence, if any, which would support a Spanish claim to the vessels or artifacts it believes are related to the sites within ten days of receipt of Odyssey’s responses. The discovery process for this case will continue into 2008.

On December 20, 2007, Keith Bray filed an Intervening Complaint in a previous arrest case (the site arrested in September 2006). His claim includes counts for Fraud, Rescission and Mutual Mistake and seeks to have the Court rescind his contract with Odyssey which specifically provided that Bray was entitled to nothing other than the cash payment paid to him for historical research work. On January 9, 2008, Odyssey filed its Answer and Affirmative Defenses to the Intervening Complaint denying Bray’s allegations and attaching a copy of the Research Agreement which Odyssey had with Bray.

We will continue to pursue prompt resolutions of all claims. If we are able to confirm that any entity has a potential legitimate legal claim to any of the materials recovered from these sites, we intend to provide legal notice to any and all potential claimants. Even if another entity is able to prove that it has an ownership interest in the shipwreck and/or cargo and that they had not legally abandoned the shipwreck, Odyssey would seek a salvage award from the Admiralty Court. In cases such as this, salvors are typically awarded up to 90% of the recovery.

We do believe that most shipwrecks that we recover, including the “Black Swan,” will likely result in claims by other parties. Many of these may be spurious claims, but we anticipate that there might be some legitimate ones as well. In the case of the “Black Swan,” it is the opinion of our legal counsel even if a claim is deemed to be legitimate by the courts, Odyssey should still receive a significant award for its archaeological recovery efforts.

Sales and Marketing

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, silver coins were sold to independent coin dealers who sold them through direct marketing and television outlets. In 2004, we began to sell gold coins to the same independent dealers. These dealers provided an immediate outlet for our coins and enabled us to generate revenue during 2004. In December 2004, we opened a direct sales department to test distribution of our products through retail sales channels where gross margins would typically be higher.

During 2005, we continued to sell gold and silver coins to our independent coin dealers. However, the number of independent dealers dropped from thirteen in 2004 to six in 2005 of which two dealers represented 56 % of total sales. These two dealers were Monaco Financial and Spectrum Numismatic. Our experience has shown that many of these independent dealers are primarily interested in the higher quality numismatic coin market. In 2006, we sold through three independent dealers of which two represented 65% of total sales. These two dealers were Asset Marketing Services, or AMS, and Spectrum Numismatic. Continued development of the SS Republic coin products broadened our distribution in 2007 to several more independent dealers. In 2007, 58% of our coins sales were to the same two dealers, AMS and Spectrum Numismatic. We currently have a contractual arrangement with AMS for the sale and distribution of our collectible silver coins and artifacts.

While we continued to sell numismatic coins to independent coin dealers, there was a significant shift beginning in 2006 to our direct marketing sales efforts. Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter 2006 to an experienced direct marketing partner. The majority of our coin sales in 2006 and 2007 were silver coins sold through our direct marketing partner. We have been pleased with the marketing programs and sales efforts of our direct marketing partner where our focus is selling our silver coin inventory directly to consumers at higher unit prices than we were receiving through our indirect wholesale channels. Another benefit of this outsourcing is a significant reduction of our overhead costs associated with our direct sales organization. We increased our investment in 2007 for advertising programs that demonstrated positive sales results with coins as well as bottles and other artifacts. Continued development of the SS Republic coin products drove consumer demand higher. Additionally, more wholesale partners have expanded distribution and reach into the market.

During 2007, we sold out most of our remaining gold coins. We continue to evaluate and build additional indirect distribution channels for Odyssey shipwreck products.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks (see Item 1A. Risk Factors). We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold coins and 47,000 silver halves) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2007, we have a remaining inventory of approximately 33,000 silver coins. Also, we have recovered more than 500,000 silver coins, hundreds of gold coins, worked gold and other artifacts from a site in the Atlantic Ocean code-named “Black Swan.” However, we will not have the ability to monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

Archaeology and Science

Many of the shipwrecks we intend to pursue may have important historical and cultural characteristics. All such projects undertaken will be subject to stringent archaeological standards, thus adding to the body of knowledge of the people, the history and culture of the vessel’s time. We believe adherence to these principles will increase the economic value of the artifacts and intellectual property rights of each project as well as enhance the level of cooperation we receive from governments, archaeological and other interests.

In addition, many deep-ocean recovery expeditions will lend themselves to interdisciplinary scientific studies including deep-ocean mining, oceanography, marine biology, environmental research, bioengineering and other fields.

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

These factors are taken into account in determining whether to proceed with a project as planned. Other factors, such as the UNESCO Convention for the Protection of Underwater Cultural Heritage are also taken into consideration. New political initiatives such as this Convention could restrict access to historical shipwrecks throughout the world to the extent they might require compliance with cultural resource management guidelines and regulations. Some of these will require adherence to strict archaeological practices and we intend to follow reasonable guidelines in all projects to which they are applicable. Greg Stemm, Odyssey’s CEO and co-founder, was a member of the United States delegation that negotiated the UNESCO Convention, and as such provides us with a thorough understanding of the underlying principles and ramifications of the Convention, and advance notice of other cultural resource management issues that might affect our projects.

The UNESCO Convention is not expected to impact operations in international waters, and the United States, the United Kingdom and other major maritime governments have already stated explicitly that they do not intend to sign the Convention. Nevertheless, some countries in whose waters we may consider working in may sign the Convention. While the UNESCO Convention states that artifacts may not be sold, it also states that this prohibition may not prevent the provision of archaeological services, and we intend to provide such services in contracts with governments. We believe the primary value of the cargoes we seek are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and as such should not be subject to the rule prohibiting sale.

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

Competition

There are a number of companies who publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archeological shipwreck exploration company. These entities include, but are not limited to, Subsea Resources Ltd. (a UK Company), Sovereign Exploration Associates International Inc., Admiralty Holding Company, Deep Blue Marine and Marine Exploration, Inc. It is possible that some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially impact our operating plan or alter our current business strategy

Cost of Environmental Compliance

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of January 3, 2008 are listed below. Mr. John C. Morris resigned as CEO and Chairman of the Board on January 2, 2008, and entered into a consulting agreement with the Company. All executive officers are full-time employees of the Company.

Gregory P. Stemm (age 50) has served as Chief Executive Officer and Chairman of the Board since January 3, 2008. Mr. Stemm previously served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He has served as Co-Chairman of the Board since February 24, 2006 until his present appointment.

Mark D. Gordon (age 47) has served as President and Chief Operating Officer since October 2007 and was appointed to the Board of Directors in January 2008. Previously Mr. Gordon served as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different start-up ventures (1987-2003).

Michael J. Holmes (age 58) has served as Chief Financial Officer since May 2004. Mr. Holmes joined Odyssey as Controller in March 2004 and had previously served in a variety of financial management positions with Anheuser-Busch Companies, Inc. to include Vice President Finance, Sea World Orlando (1998-2003).

David A. Morris (age 57) has served as Secretary and Treasurer since August 1997.

Jay A. Nudi (age 44) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004). Previously he served as a consultant to various companies on specific value added engagements (2001-2003).

Laura L. Barton (age 45) was appointed Vice President of Communications in November 2007. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Employees

As of December 31, 2007, we had 50 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract crewmen who operate our two vessels and technicians who perform marine survey and recovery operations on our vessels. In addition, we hire subcontractors and consultants from time to time to perform specific services.

Internet Access

Odyssey’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Odyssey’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.shipwreck.net (SEC Filings Link).

ITEM 1A.	RISK FACTORS

One should carefully consider the following factors, in addition to the other information in this Annual Report on Form 10-K, in evaluating our company and our business. Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and should be carefully considered in evaluating Odyssey or any investment decision relating to our securities. This section does not describe all risks applicable to Odyssey, its industry or its business. It is intended only as a summary of the principal risks. However, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or operating results could suffer. If this occurs, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

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

Persons and entities other than Odyssey and entities we are affiliated with (both private and governmental) may claim title to the shipwrecks and/or valuable cargo that we may recover. Even if we are successful in locating and recovering shipwrecks and/or valuable cargo, we cannot assure we will be able to establish our right to property recovered against governmental entities, prior owners, or other attempted salvors claiming an interest therein. In such an event, we could spend a great deal of time and money, and receive no salvage claim or revenue for our work.

The market for any objects we recover is uncertain.

Even if valuable items can be located and recovered in the future, it is difficult to predict the price that might be realized for such items. The value of recovered items will fluctuate with the precious metals market, which has been highly volatile in past years. In addition, the entrance on the market of a large supply of similar items from shipwrecks and/or valuable cargo located and recovered by others could depress the market.

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

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses or segments.

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

Our employees are vital to our success, and our key management and other employees are difficult to replace. We currently do not have employment contracts with our key employees or officers. Further, we do not maintain key person life insurance on any of our employees. We may not be able to retain highly qualified employees in the future which could adversely affect our business.

Our articles of incorporation authorize generic preferred stock.

Our articles of incorporation initially authorized the issuance of up to 10,000,000 shares of preferred stock, 190,000 shares of which have been retired. As a result, we are authorized to issue up to 9,810,000 shares of preferred stock. Our board of directors has the right to establish the terms, preference, rights and restrictions of the preferred stock. Such preferred stock could be issued with terms, rights, preferences and restrictions that could discourage other persons from attempting to acquire control and thereby insulate incumbent management. In certain circumstances, the existence of corporate devices that would inhibit or discourage takeover attempts could have a negative effect on the market value of our common stock. Our board of directors has designated 7,340,000 shares of our preferred stock as Series D Convertible Preferred Stock, which we refer to as Series D Preferred Stock, 20 shares of our preferred stock as Series E Convertible Preferred Stock, which we refer to as Series E Preferred Stock, and 30 shares of our preferred stock as Series F Convertible Preferred Stock, which we refer to as Series F Preferred Stock. As of the date of this annual report, we have outstanding (a) 6,900,000 shares of Series D Preferred Stock, (b) warrants to purchase an aggregate of 440,000 shares of Series D Preferred Stock, (c) 13 shares of Series E Preferred Stock, and (d) 22 shares of Series F Preferred Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our offices at 5215 W. Laurel Street, Tampa, Florida 33607. We purchased the 23,500 square foot two story office building in 2004 for $3,058,770 to serve as our corporate and operations headquarters. We currently lease approximately 38 % of the space to two tenants. In April 2005, we entered into a three-year lease for a one story 8,100 square foot commercial building in proximity to our corporate headquarters which is utilized by our conservation, research and archaeology departments.

ITEM 3.	LEGAL PROCEEDINGS

On or about December 14, 2004, a complaint was filed against seven defendants, including the Company, in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon one or more alleged contracts between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research, which was provided to Seahawk, led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants’ motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. On October 15, 2007, the Appellate Court denied the appeal but ruled that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings, and the case was remanded to the trial court. Counsel for the Plaintiffs has filed a Motion to Withdraw which is scheduled to be heard by the Court on April 14, 2008. We expect the Motion will ultimately be granted, in which case the Plaintiffs will either have to find new legal representation or represent themselves in the case. We currently believe this lawsuit is without merit and will not have a material adverse impact on our financial position or results of operations.

See the information set forth under the heading “Admiralty Legal Proceedings” in Part I, Item 1, Operational Projects, of this report for disclosure regarding certain admiralty legal proceedings in which Odyssey is involved. Such information is hereby incorporated by reference into this Part I, Item 3.

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

Assuming an investment of $100 on December 31, 2002, and reinvestment of all dividends, the graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative return of the Standard & Poor’s 500 Market Index and the Russell 2000 Market Index.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG ODYSSEY,

S&P 500 STOCK INDEX AND RUSSELL 2000 STOCK INDEX

Price Range of Common Stock

On November 19, 2003, our common stock was listed on the American Stock Exchange and was traded under the symbol OMR. On July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. The following table sets forth the high and low sale prices for our common stock during each quarter or interim reporting period for the periods set forth in the following schedule.

	Price
	High	Low
Quarter Ended
March 31, 2006	$4.18	$3.06
June 30, 2006	$3.94	$1.52
September 30, 2006	$2.94	$1.97
December 31, 2006	$3.49	$2.44
Quarter Ended
March 31, 2007	$4.10	$2.50
June 30, 2007	$9.45	$3.40
September 30, 2007	$6.80	$4.60
December 31, 2007	$7.75	$4.84

Approximate Number of Holders of Common Stock

The approximate number of record holders of our $.0001 par value Common Stock at February 29, 2008 was 270. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

Dividends

Holders of the Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our Common or Preferred Stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2007 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data, which should be read in conjunction with the Company’s financial statements and the related notes to those statements included in “Item 8. Financial Statements and Supplementary Data” and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data have been derived from the Company’s audited financial statements.

The following table includes fiscal year 2003, which represents a twelve-month period ended February 28, 2004. The fiscal year ended 2004 was a ten month transition period which ended December 31, 2004. 2005, 2006 and 2007 are twelve-month fiscal years ending on December 31st of such years.

Dollars in thousands except per share amounts	2007	2006	2005	2004	2003
Results of Operations
Revenue	$6,147	$5,064	$10,037	$17,622	$74
Net income (loss)	(23,833)	(19,088)	(14,920)	5,229	567
Earnings per share – basic	(0.51)	(0.41)	(0.35)	0.14	0.02
Earnings per share – diluted	(0.51)	(0.41)	(0.35)	0.13	0.02
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$38,558	$27,208	$30,190	$27,921	$17,894
Long term obligations	2,601	3,053	1,758	1,858	—
Shareholder’s equity	30,199	17,366	24,886	22,366	15,856

2003 net income includes $5,762,103 income tax benefit which resulted due to elimination of valuation allowance against the deferred tax asset.

2005 net income includes $3,281,510 income tax expense which resulted due to recording a valuation allowance against the deferred tax asset. The effect of recording the valuation allowance increased the net loss by $7,791,859.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto. A description of our business is discussed in Item 1 of this report which contains an overview of our business as well as the status of our ongoing project operations.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000. For more detail refer to the Financial Statements and Supplemental Data in Item 8. The tables identify years 2007, 2006 and 2005, all of which included a twelve-month period fiscal year which ended December 31.

2007 Compared to 2006

			2007 vs 2006
(Dollars in millions)	2007	2006	$	%
Revenue	$6.2	$5.1	$1.1	21%

Cost of sales	2.3	1.1	1.2	111
Operations and research	14.3	15.0	(.7)	(5)
Marketing, general and administrative	13.3	8.7	4.6	53

Total cost and expenses	$29.9	$24.8	$5.1	21%

Revenue

Revenue is generated primarily through the sale of gold and silver coins, but also through other artifacts and merchandise. Revenue for 2007 and 2006 was $6.2 million and $5.1 million, respectively, representing sales volume of gold and silver coins of approximately 4,300 coins in 2007 and 2,700 coins in 2006. The volume mix of gold and silver coins in 2007 was approximately 18% and 82%, respectively, and in 2006 was 17% and 83%, respectively. While we continue to sell numismatic coins to independent coin dealers, there has been a significant shift beginning in the second quarter 2006 to our direct marketing sales efforts. In 2007 and 2006, we sold through several independent dealers of which two represented 58% and 65% of total sales, respectively.

Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter of 2006 to an experienced direct marketing partner. The major factor for the $1.1 million increase in revenue for 2007 was the increase in gold and silver coins sold. Continued development of the SS Republic coin products drove consumer demand higher. Additionally, more wholesale partners have expanded distribution and reach into the market. As of December 31, 2007, we have a remaining inventory of approximately 33,000 silver coins.

Included in our revenue for 2007 and 2006 was $.4 million and $.3 million, respectively, of admissions and merchandise sales from our themed attractions segment. Our revenue for 2007 and 2006 was predominantly U.S. domestic-based.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2007 and 2006 was 37 % and 21%, respectively. The higher cost of sales percentage in 2007 is primarily attributable (i) additional discounts and premiums given in 2007 due to the sale of our remaining non-graded gold coins and (ii) $.5 million inventory reserves established for our remaining merchandise inventory due to the reorganization of our themed attractions segment. We reorganized our themed attraction segment in the fourth quarter 2007. Our focus in themed attractions will no longer be to operate and manage themed attractions, but to partner with other attraction experts in order to build the Odyssey brand and promote and grow the themed attraction concept that has already been developed.

Operations and research expenses were $14.3 million in 2007 and $15.0 million in 2006. This decrease of $.7 million consists of $1.0 million of reduced operating expenses in our theme attraction segment in connection with the September 2006 closing of our attraction in New Orleans, $.6 million of lower vessel operating costs and $.9 million of unfavorable operating expenses primarily attributable to the “Black Swan” project.

Marketing, general and administrative expenses were $13.3 million in 2007 as compared to $8.7 million in 2006. Of the $4.6 million increase, $1.0 million was related to sales and marketing primarily due to an increase in advertising and commissions associated with the outsourcing of our direct sales efforts in the second quarter of 2006; $1.6 million was primarily due to employee-related expenses including share-based compensation costs related to adoption of FASB 123R ($.7 million) and employee bonuses ($.8 million); $.8 million related to corporate and legal expenses primarily associated with the “Black Swan” project; $.9 million was due to accelerated depreciation expenses of our attraction development assets associated with the reorganization of our themed attraction segment and $.3 million related to a reduction of expenses in 2006 relating to miscellaneous gains. Our focus in themed attractions will no longer be to operate and manage themed attractions, but to partner with other attraction experts in order to build the Odyssey brand and promote and grow the themed attraction concept that has already been developed.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and equipment loans. For 2006, $.9 million of other income was recorded due to business interruption insurance proceeds received for our themed attraction in New Orleans related to Hurricane Katrina.

Income Taxes

We did not record any provision (benefit) for income taxes in 2007 or 2006. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $24.3 million against the deferred tax assets as of December 31, 2007 compared to $14.9 million as of December 31, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks (such as HMS Sussex) or successful admiralty proceedings regarding salvage claims to “Black Swan” high value cargo and thus a valuation allowance has been recorded as of December 31, 2007. We anticipate that we will continue to incur net losses in 2008. Our ability to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. Our current estimates do not include monetizing any assets from the “Black Swan” project. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(Dollars in thousands)	2007	2006
Summary of Cash Flows:
Net cash (used) by operating activities	$(15,107)	$(13,106)
Net cash (used) by investing activities	(680)	(1,908)
Net cash provided by financing activities	31,693	14,147

Net increase (decrease) in cash and cash equivalents	$15,906	$(867)
Beginning cash and cash equivalents	2,416	3,283

Ending cash and cash equivalents	$18,321	$2,416

Discussion of Cash Flows

Net cash used in operating activities in 2007 was $15.1 million. Cash used in operating activities for 2007 primarily reflected an operating loss of $23.8 million, offset by depreciation of $3.5 million and share based compensation of $1.3 million, a decrease in inventory of $1.8 million and an increase in accrued expenses and accounts payable of $2.2 million. The increase in accrued expenses of $1.6 million was primarily attributable to increased accrued bonuses and compensation and Black Swan legal expenses. Net cash used in operating activities in 2006 was $13.1 million. Cash used in operating activities for 2006 primarily reflected an operating loss of $19.1 million, offset by depreciation of $3.1 million, a decrease in inventory and accounts receivable of $2 million and share based compensation of $.9 million.

Cash flows used in investing activities were $.7 million and $1.9 million for fiscal years 2007 and 2006, respectively. Cash used in investing for 2007 primarily consisted of purchases of marine property and equipment ($.5 million) and $.1 million for our themed attraction segment representing improvements to our traveling exhibit. Cash used in investing for 2006 consisted of $2.7 million for the purchase of a search and inspection vessel and ROV system of which we financed $1.1 million: $.6 million for property and equipment offset by $.5 million net proceeds from the sale of our smallest ship, the RV Odyssey: and $.2 million for our themed attractions segment.

Cash flows provided by financing activities were $31.7 million and $14.1 million for fiscal years 2007 and 2006, respectively. In 2007, the cash provided by financing activities included $35.1 million net proceeds from the sale of common and preferred stock offset by $3.4 million revolving credit loan and mortgage repayments. In 2006, the cash provided by financing activities included $10.6 million net proceeds from the sale of common and preferred stock, $5.2 million proceeds from loans (revolving credit and equipment) offset by $1.7 million revolving credit loan and mortgage repayments.

General Discussion 2007

At December 31, 2007, we had cash and cash equivalents of $18.3 million, an increase of $15.9 million from the December 31, 2006 balance of $2.4 million.

During January 2007, we received $6.6 million from the sale of 2.2 million shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), at a price of $3.00 per share to eight funds managed by two institutional accredited investors pursuant to the terms of a purchase agreement. In connection with the transaction, we also issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009, and issued to certain investors warrants to purchase an aggregate of 2.2 million shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of 2.2 million warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007. The net proceeds from the preferred stock offering were used for general corporate purposes and the purchase of marine property and equipment. In May 2007, we received $7.7 million from the exercise of the warrants to purchase 2.2 million shares of Series D Preferred Stock.

On June 25, 2007, we were officially included in the Russell 3000, the Russell 2000, and the Russell Microcap Indexes. We believe this gives us exposure to a wider audience in the investment community and validates our consistent efforts to build stockholder value by sharing our story with as many constituencies as possible. Also, on July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. We believe that NASDAQ’s electronic multiple market maker structure will provide Odyssey with enhanced exposure and liquidity, while at the same time providing investors with the best prices, the fastest execution, and the lowest cost per trade.

On September 13, 2007, we issued and sold 13 shares of Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock”), at a price of $535,000 per share, for an aggregate purchase price of $6,955,000 in cash, pursuant to a Series E Convertible Preferred Stock Purchase Agreement between Odyssey and Drawbridge Global Master Macro Fund Ltd (“Drawbridge”), a fund managed by Fortress Investment Group LLC. Each share of Series E Preferred Stock is convertible into 100,000 shares of the Company’s Common Stock.

On December 17, 2007, we issued and sold 22 shares of Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F Preferred Stock”), at a price of $540,000 per share, for an aggregate purchase price of $11,880,000 in cash, pursuant to a Series F Convertible Preferred Stock Purchase Agreement between Odyssey and three funds managed by one accredited investor. Each share of Series F Preferred Stock is convertible into 100,000 shares of the Company’s Common Stock. We expect to use the net proceeds of the transaction for general corporate purposes in 2008.

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. We will also be required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly. The line of credit will be initially secured by approximately 33,000 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base will be equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. We are required to comply with a number of customary covenants and intend to use the line of credit as a means to fund ongoing operations. Initially the line of credit will be used to payoff our first mortgage with Carolina First Bank for approximately $2.4 million as well as the equipment loan payable due Mercantile Bank of approximately $.6 million plus any closing costs of the transaction.

Material Trends and Uncertainties

Our current 2008 business plan estimates our net cash requirements for operations and capital expenditures will range from $18 million to $23 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will satisfy our working capital requirements through 2008. However, we anticipate we will continue to incur net losses in 2008. Our capacity to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court. At the present time we cannot determine how long that process will take. The “Black Swan” project has placed additional cash requirements on us in 2007 and will continue to do so in 2008. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

2006 Compared to 2005

			2006 vs 2005
(Dollars in millions)	2006	2005	$	%
Revenue	$5.1	$10.0	$(4.9)	(50)%

Cost of sales	1.1	1.1	—	—
Operations and research	15.0	11.3	3.7	33
Marketing, general and administrative	8.7	9.3	(.6)	(6)

Total cost and expenses	$24.8	$21.7	$3.1	14%

Revenue

Revenue is generated primarily through the sale of gold and silver coins, but also include other artifacts and merchandise. Revenue for 2006 and 2005 was $5.1 million and $10.0 million, respectively, representing sales volume of gold and silver coins of approximately 2,700 coins in 2006 and 2,500 coins in 2005. The volume mix of gold and silver coins in 2006 was approximately 17% and 83%, respectively, and in 2005 was 53% and 47%, respectively. There was a significant shift beginning in the second quarter 2006 to our direct marketing sales efforts. In 2006, we sold through three independent dealers of which two represented 65% of total sales.

Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter 2006 to an experienced direct marketing partner. The decrease of $4.9 million in 2006 was primarily due to a lower availability of high-value numismatic gold coins, sales to fewer independent coin dealers and a shift to a higher volume of lower priced silver coins. The majority of coin sales in 2006 were silver coins sold through our direct marketing partner. We have been extremely pleased with the marketing programs and sales efforts of our direct marketing partner where our focus is selling our silver coin inventory directly to consumers at higher unit prices than we were receiving through our indirect wholesale channels.

In 2006, we sold a higher volume of total coins, but they represented a greater mix of lower unit price silver coins sold through our direct marketing partner. As of December 31, 2006, we had a remaining inventory of approximately 800 graded and un-graded gold coins and 36,000 silver coins. The majority of the remaining gold coins represented $10 Eagles which are not as much in demand by numismatic collectors as the higher-value numismatic $20 Double Eagles. We sold the remaining $10 Eagle gold coins in 2007. Also included in our revenue for 2006 was $.2 million of admissions and merchandise sales from our themed attractions segment. All of our revenue for 2006 and 2005 was U.S. domestic-based.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact, merchandise and book sales. Cost of sales as a percentage of revenue for 2006 and 2005 was 21 % and 11%, respectively. The higher cost of sales percentage in 2006 was attributable to a higher sales mix of silver versus gold coins.

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

Income Taxes

We did not record any provision (benefit) for income taxes in 2006 or 2005. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $14.9 million against the deferred tax assets as of December 31, 2006 compared to $7.8 million as of December 31, 2005. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks (such as HMS Sussex) and thus a valuation allowance was recorded as of December 31, 2006. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(Dollars in thousands)	2006	2005
Summary of Cash Flows:
Net cash (used) by operating activities	$(13,106)	$(10,977)
Net cash (used) by investing activities	(1,908)	(5,477)
Net cash provided by financing activities	14,147	16,687

Net increase (decrease) in cash and cash equivalents	$(867)	$233
Beginning cash and cash equivalents	3,283	3,050

Ending cash and cash equivalents	$2,416	$3,283

Discussion of Cash Flows

Net cash used in operating activities in 2006 was $13.1 million. Cash used in operating activities for 2006 primarily reflected an operating loss of $19.1 million, offset by depreciation of $3.1 million, a decrease in inventory and accounts receivable of $2 million and share-based compensation of $.9 million. Net cash used in operating activities in 2005 was $11.0 million. Cash used in operating activities for 2005 primarily reflected an operating loss of $14.9 million, offset by deferred income taxes of $2.8 million, depreciation of $1.5 million, an increase in inventory and deposits and a decrease in accounts receivable.

Cash flows used in investing activities were $1.9 million and $5.5 million for fiscal years 2006 and 2005, respectively. Cash used in investing for 2006 consisted of $2.7 million for the purchase of a search and inspection vessel and ROV system of which we financed $1.1 million, $.6 million for property and equipment offset by $.5 million net proceeds from the sale of our smallest ship, the RV Odyssey, and $.2 million for our themed attractions segment. Cash used in investing activities for 2005 primarily reflected $3.7 million for capital expenditures for our themed attractions segment including our New Orleans attraction, and $1.8 million was used for the capital expenditures for property, equipment and improvements.

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

General Discussion 2006

At December 31, 2006, we had cash and cash equivalents of $2.4 million, a decrease of $0.9 million from the December 31, 2005 balance of $3.3 million.

During March 2006, we received approximately $8.8 million from the sale of 2.5 million shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share, at $3.50 per share to five funds managed by two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one (1) share of Common Stock for every one (1) share of Series D Preferred Stock. The net proceeds from the preferred stock offering were targeted for general corporate purposes and the purchase of marine property and equipment.

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

During June 2006, we entered into a mortgage loan for $2.4 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaced the original mortgage held by the Bank of Tampa which had an outstanding loan balance of $1.7 million. The mortgage loan is due on June 1, 2009 and monthly payments are based on a 20 year amortization schedule. Interest is at a fixed annual rate of 7.5%. The mortgage was paid off on February 8, 2008.

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of our second ROV of which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect as of December 31, 2006 was 7.98%. The first three months of the agreement required interest only payments followed by principal payments of $32,000 plus interest over the remaining life of the loan.

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

In November 2006, we completed a private placement of 500,000 shares of common stock and warrants to purchase 100,000 shares of common stock to three accredited investors for an aggregate purchase price of $1.5 million. The warrants are exercisable at $4.00 per share through November 22, 2008 and have not been exercised.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2007.

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

Long-Lived Assets

As of December 31, 2007, we had approximately $10.3 million of property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to reorganization of our themed attraction segment and the closing of our attraction in the New Orleans, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements resulting in additional depreciation and amortization for the periods ended December 31, 2007 and 2006 of $928,427 and $874,434, respectively. Our focus in themed attractions will no longer be to operate and manage themed attractions, but to partner with other attraction experts in order to build the Odyssey brand and promote and grow the themed attraction concept that has already been developed.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance of $24.3 million has been recorded as of December 31, 2007. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the Black Swan project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

Contractual Obligations

At December 31, 2007, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$3,050	$449	$2,601	$—	$—
Interest on debt	298	217	81	—	—
Operating leases	22	22	—	—	—

Total contractual obligations	$3,370	$688	$2,682	$—	$—

Long term debt represents the amount due on our existing mortgage for our office building and note payable. Operating leases consist primarily of our conservation lab in Tampa. See Note W to the Consolidated Financial Statements in Item 8.

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

The information required by this item appears beginning on page 23.

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

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on May 7, 2008.

The Company has adopted a Code of Ethics that applies to all of its employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and all committee charters are posted on the Company’s website (www.shipwreck.net). We will provide a copy of any of these documents to shareholders free of charge upon request to the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the information under the heading “Executive Compensation” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference to the information under the heading “ Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference to the information under the heading “Equity Compensation Plan Information” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the information under the heading “Independent Auditor Fees” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a) Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 25.

(b) Consolidated Financial Statement Schedules See “Index to Consolidated Financial Statements” on page 25.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent auditor, Ferlita, Walsh & Gonzalez, P.A., a registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2007, 2006 and 2005. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2008 expressed an unqualified opinion on its internal control over financial reporting.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Odyssey Marine Exploration, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Odyssey Marine Exploration, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey Marine Exploration and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2007, 2006 and 2005, and our report dated February 11, 2008 expressed an unqualified opinion.

/s/ Ferlita, Walsh & Gonzalez, P.A.
Ferlita, Walsh & Gonzalez, P.A.
Certified Public Accountants
Tampa, Florida

February 11, 2008

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,321,349	$2,415,842
Accounts receivable, net	585,051	443,523
Inventory	2,024,676	2,263,078
Other current assets	401,329	359,665

Total current assets	21,332,405	5,482,108

PROPERTY AND EQUIPMENT
Equipment and office fixtures	13,495,418	12,764,389
Building and land	3,709,873	3,709,873
Accumulated depreciation	(6,875,121)	(4,539,855)

Total property and equipment	10,330,170	11,934,407

OTHER ASSETS
Inventory (non-current)	5,746,970	7,353,159
Attraction development	—	1,261,573
Other long term assets	1,148,155	1,176,606

Total other assets	6,895,125	9,791,338

Total assets	$38,557,700	$27,207,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$776,378	$498,482
Accrued expenses	3,562,260	1,947,082
Mortgage and loans payable	449,024	3,443,605
Deposits	82,090	11,979

Total current liabilities	4,869,752	5,901,148

LONG TERM LIABILITIES
Mortgage and loans payable	2,601,286	3,053,485
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	3,488,786	3,940,985

Total liabilities	8,358,538	9,842,133

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 2,469,980 shares authorized; none outstanding	—	—
Preferred stock series D convertible—$.0001 par value; 7,340,000 shares authorized; 6,900,000 and 2,500,000 issued and outstanding, respectively	690	250
Preferred stock series E convertible—$.0001 par value; 20 shares authorized; 13 issued and outstanding	—	—
Preferred stock series F convertible—$.0001 par value; 30 shares authorized; 22 issued and outstanding	—	—
Common stock – $.0001 par value; 100,000,000 shares authorized; 47,766,848 and 46,785,254 issued and outstanding	4,777	4,678
Additional paid-in capital	92,441,209	55,437,954
Accumulated deficit	(62,247,514)	(38,077,162)

Total stockholders’ equity	30,199,162	17,365,720

Total liabilities and stockholders’ equity	$38,557,700	$27,207,853

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005
REVENUE	$6,146,889	$5,063,920	$10,036,575

OPERATING EXPENSES
Cost of sales	2,291,540	1,087,830	1,098,014
Operations and research	14,282,070	15,025,525	11,294,015
Marketing, general and administrative	13,333,177	8,695,309	9,294,056

Total operating expenses	29,906,787	24,808,664	21,686,085

LOSS FROM OPERATIONS	(23,759,898)	(19,744,744)	(11,649,510)

OTHER INCOME OR (EXPENSE)
Interest income	335,066	103,580	57,882
Interest expense	(475,368)	(305,644)	(121,439)
Other income	67,346	858,723	74,692

Total other income or (expense)	(72,956)	656,659	11,135

LOSS BEFORE INCOME TAXES	(23,832,854)	(19,088,085)	(11,638,375)
Income tax (provision) benefit	—	—	(3,281,510)

NET LOSS	$(23,832,854)	$(19,088,085)	$(14,919,885)

LOSS PER SHARE
Basic	$(.51)	$(.41)	$(.35)
Diluted	$(.51)	$(.41)	$(.35)
Weighted average number of common shares outstanding
Basic	47,139,088	46,150,593	42,373,217
Diluted	47,139,088	46,150,593	42,373,217

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005
Preferred Stock, Series D – Shares
At beginning of year	2,500,000	—	—
Preferred stock issued for cash	4,400,000	2,500,000	—

At end of year	6,900,000	2,500,000	—

Preferred Stock, Series E – Shares
At beginning of year	—	—	—
Preferred stock issued for cash	13	—	—

At end of year	13	—	—

Preferred Stock, Series F – Shares
At beginning of year	—	—	—
Preferred stock issued for cash	22	—	—

At end of year	22	—	—

Common Stock – Shares
At beginning of year	46,785,254	45,823,224	38,530,599
Common stock issued for cash	887,547	830,954	7,252,625
Common stock issued for services	94,047	131,076	40,000

At end of year	47,766,848	46,785,254	45,823,224

Preferred Stock , Series D
At beginning of year	$250	$—	$—
Preferred stock issued for cash	440	250	—

At end of year	$690	$250	$—

Preferred Stock , Series E
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Preferred Stock , Series F
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$4,678	$4,582	$3,853
Common stock issued for cash	90	83	729
Common stock issued for services	9	13	—

At end of year	$4,777	$4,678	$4,582

Paid-in Capital
At beginning of year	$55,437,954	$43,870,228	$26,430,934
Series D Preferred stock issued for cash	14,255,000	8,749,750	—
Series E Preferred stock issued for cash	6,955,000	—	—
Series F Preferred stock issued for cash	11,880,000	—	—
Common stock issued for cash	2,048,721	1,889,109	16,848,083
Common stock issued for services	349,386	391,275	100,000
Stock options issued for services	1,177,650	537,592	38,101
Beneficial conversion option on preferred stock issuance	337,498	—	—
Tax benefit on exercised employee stock options	—	—	453,110

At end of year	$92,441,209	$55,437,954	$43,870,228

Accumulated Unrealized Loss in Investment
At beginning of year	$—	$—	$554
Net change in unrealized gain on investments, net of tax	—	—	(554)

At end of year	$—	$—	$—

Accumulated Deficit
At beginning of year	$(38,077,162)	$(18,989,077)	$(4,069,192)
Net loss	(23,832,854)	(19,088,085)	(14,919,885)
Beneficial conversion option on preferred stock issuance	(337,498)	—	—

At end of year	(62,247,514)	(38,077,162)	(18,989,077)

Total stockholders’ equity	$30,199,162	$17,365,720	$24,885,733

Comprehensive Loss
Net loss	$(23,832,854)	$(19,088,085)	$(14,919,885)
Net change in unrealized gain on investments, net of tax	—	—	(554)

At end year	$(23,832,854)	$(19,088,085)	$(14,920,439)

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23,832,854)	$(19,088,085)	$(14,919,885)
Adjustments to reconcile net loss to net cash used by operating activity:
Tax benefit related to exercise of employee stock options	—	—	453,110
Share based compensation	1,337,650	928,880	38,101
Depreciation	3,535,852	3,139,589	1,445,551
(Gain) Loss on disposal of equipment	18,576	(139,659)	43,528
(Increase) decrease in:
Accounts receivable	(141,528)	1,047,642	210,004
Inventory	1,844,591	952,071	(717,110)
Other assets	(21,956)	90,285	(687,797)
Deferred tax asset	—	—	2,828,400
Increase (decrease) in:
Accounts payable	277,896	(102,644)	9,988
Accrued expenses and other	1,874,681	66,266	319,041

NET CASH (USED) IN OPERATING ACTIVITIES	(15,107,092)	(13,105,655)	(10,977,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and improvements	(679,874)	(2,310,954)	(1,869,532)
Attractions development	—	(150,667)	(3,656,982)
Proceeds from sale of equipment	—	553,240	49,647

NET CASH (USED) IN INVESTING ACTIVITIES	(679,874)	(1,908,381)	(5,476,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,049,250	1,946,193	16,848,813
Proceeds from issuance of loan payable	—	5,185,485	11,433
Proceeds from issuance of preferred stock	33,135,000	8,750,000	—
Broker commissions and fees on private offering	(45,000)	(57,000)	—
Repayment of mortgage and loans payable	(3,446,777)	(1,678,161)	(173,700)

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,692,473	14,146,517	16,686,546

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,905,507	(867,489)	232,610
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,415,842	3,283,331	3,050,721

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,321,349	$2,415,842	$3,283,331

SUPPLEMENTARY INFORMATION:
Interest paid	$471,943	$303,388	$119,174
Income taxes paid	$—	$—	$—
NON CASH TRANSACTIONS:
Depreciation reclassified as inventory	$—	$—	$72,912
Compensation paid by common stock	$349,395	$—	$100,000
Settlement of accounts receivable with accounts payable	$—	$53,539	$317,350
Building and equipment purchased with financing	$—	$1,120,000	$—

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

During the period ended December 31, 2007, $327,341 of Attraction development assets were activated and transferred into Property and Equipment.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) is engaged in the archaeologically sensitive exploration and recovery of deep-ocean shipwrecks throughout the world. The corporate headquarters are located in Tampa, Florida.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years 2007, 2006, and 2005 was $1,321,000, $881,000, and $996,000, respectively.

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

Inventory

Our inventory consists of artifacts recovered from the SS Republic shipwreck, general branded merchandise and related packaging material. The value of recovered artifacts in inventory includes the costs of recovery and conservation. The recovery costs also include the fee paid to an insurer to relinquish the insurer’s claim to the artifacts recovered from the shipwreck. The capitalized costs include direct costs of recovery such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions and supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preparing the artifacts for sale. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. We use historical sales, publications or available public market data to assess market value.

The packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to reorganization of our themed attraction segment and the closing of our attraction in the New Orleans, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements resulting in additional depreciation and amortization for the periods ended December 31, 2007 and 2006 of $928,427 and $874,434, respectively. Our focus in themed attractions will no longer be to operate and manage themed attractions, but to partner with other attraction experts in order to build the Odyssey brand and promote and grow the themed attraction concept that has already been developed.

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At December 31, 2007, we did not own United States Treasury Bills with a maturity greater than three months.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives which are normally between five and ten years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Depreciation expense capitalized was directly related to our vessel Odyssey Explorer and supporting equipment during the SS Republic recovery.

	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005
Depreciation and amortization	$3,535,852	$3,139,589	$1,518,463
Less depreciation capitalized to inventory	—	—	72,912

Net depreciation expense	$3,535,852	$3,139,589	$1,445,551

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

At December 31, 2007 and 2006 weighted average common shares outstanding were 47,139,088 and 46,150,593 respectively. For the periods ending December 31, 2007 and 2006 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2007	2006
Average market price during the period	$5.09	$2.99

In the money potential common shares excluded	723,091	343,503

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2007	2006
Out of the money options and warrants excluded:

Stock Options with an exercise price of $3.50 per share	—	729,166
Stock Options with an exercise price of $4.00 per share	—	361,000
Stock Options with an exercise price of $5.00 per share	—	495,000
Stock Options with an exercise price of $7.00 per share	100,000	—
Warrants with an exercise price of $3.50 per share	—	3,170,000
Warrants with an exercise price of $4.00 per share	—	100,000
Warrants with an exercise price of $5.25 per share	100,000	100,000

Total anti dilutive warrants and options excluded from EPS	200,000	4,955,166

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on as as-if converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2007	2006
Weighted average potential common shares from Preferred Stock excluded from computation of diluted earnings per share	6,410,209	2,000,000

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005
Net loss	$(23,832,854)	$(19,088,085)	$(14,919,885)
Beneficial conversion option on preferred stock issuance	(337,498)	—	—

Numerator, basic and diluted net loss available to stockholders	$(24,170,352)	$(19,088,085)	$(14,919,885)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	47,139,088	46,150,593	42,373,217

Shares used in computation – diluted:
Weighted average common shares outstanding	47,139,088	46,150,593	42,373,217
Dilutive effect of options and warrants outstanding	—	—	—

Shares used in computing diluted net loss per share	47,139,088	46,150,593	42,373,217

Net loss per share – basic	$(0.51)	$(0.41)	$(0.35)
Net loss per share – diluted	$(0.51)	$(0.41)	$(0.35)

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The share based compensation charged against income for the periods ended December 31, 2007 and 2006 was $1,177,650 and $537,593, respectively. For the period ended December 31, 2005, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation,” to share-based employee compensation.

12 Month Period Ended December 31, 2005
Net loss:
As reported	$(14,919,885)
Pro forma adjustment for compensation, net of tax	(1,312,896)

Pro forma	$(16,232,781)

Basic loss per share:
As reported	$(0.35)
Pro forma	$(0.38)
Diluted loss per share:
As reported	$(0.35)
Pro forma	$(0.38)

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2007, 2006 and 2005 were $1.80, $1.49 and $2.10, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Risk-free interest rate	3.7-5.0%	4.8-5.1%	4.3%
Expected volatility of common stock	60.1-65.7%	60.4-62.6%	62.4%
Dividend yield	0%	0%	0%
Expected life of options	5-7 years	4-5 years	5 years

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

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. (See NOTE Q)

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000 per legal entity per financial institution. At December 31, 2007 our uninsured cash balance was approximately $11,000,000.

NOTE C – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. At December 31, 2007, we did not own any United States Treasury Bills with a maturity of ninety days or longer.

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consists of trade accounts receivable resulting from customer sales of artifacts and merchandise. The balances at December 31, 2007 and 2006 are $585,051 and $443,523, respectively. The balances at December 31, 2007 and 2006 are net of return reserves in the amounts of $33,020 and $8,445, respectively.

NOTE E – INVENTORY

Our inventory consists of the following:

	2007	2006
Artifacts	$7,279,464	$8,488,258
Merchandise	661,899	583,318
Packaging	389,381	544,661
Inventory reserve	(559,098)	—

Total Inventory	$7,771,646	$9,616,237

Based on our estimates of the timing of future sales, $5,746,970 and $7,353,159 of artifact inventory for the fiscal years ended 2007 and 2006 were classified as non-current.

In the event we secure ownership rights to the recovered artifacts of the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archeological state. We have capitalized deferred costs of approximately $2.0 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE F – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2007	2006
Advances	$—	$3,409
Prepaid expenses	354,090	329,204
Deposits	47,239	27,052

Total Other current assets	$401,329	$359,665

For the period ended December 31, 2007, prepaid expenses consist of $234,682 of prepaid insurance premiums and $119,408 of other operating prepaid costs. For the period ended December 31, 2006, prepaid expenses consist of $162,514 of prepaid insurance premiums and $166,689 of other operating prepaid costs. All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Class	2007	2006
Building, improvements and land	$3,709,873	$3,709,873
Computers and peripherals	689,073	676,777
Furniture and office equipment	942,966	922,193
Vessels and equipment	9,817,111	9,276,772
Exhibits and related	2,046,268	1,888,647

	17,205,291	16,474,262
Less: Accumulated depreciation	(6,875,121)	(4,539,855)

Property and equipment, net	$10,330,170	$11,934,407

NOTE H – ATTRACTION DEVELOPMENT

Attraction development balances at December 31, 2007 and 2006 were $0 and $1,261,573, respectively. These amounts represented direct costs for project engineering and design costs and fabrication/construction costs for attraction exhibits in process of completion. During 2005, we transferred $2,556,827 to property and equipment upon the opening of our New Orleans exhibit. Due to reorganization of our themed attraction segment in the fourth quarter 2007, we wrote-off the remaining balance of the attraction development costs in the amount of $928,427. Our focus in themed attractions will no longer be to operate and manage themed attractions, but to partner with other attraction experts in order to build the Odyssey brand and promote and grow the themed attraction concept that has already been developed.

NOTE I – BUILDING AND LAND

On July 23, 2004, we purchased a 23,500 square foot two story office building for $3,058,770 to serve as our corporate and operations headquarters. With tenant improvements the facility is recorded on the books at a cost of $3,470,523. We currently lease approximately 38% of the space to two tenants.

NOTE J – OTHER LONG TERM ASSETS

Other long term assets consist of the following:

	2007	2006
Artifacts	$573,112	$572,670
Deposits	548,813	568,962
Image use rights, net	26,230	34,974

Total other long term assets	$1,148,155	$1,176,606

The artifact balances for both reportable years consist of artifacts conserved specifically for the Company and are not for resale. Deposits include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for HMS Sussex as well as a $100,000 deposit to fund conservation and documentation of any artifacts recovered. These deposits are refundable from proceeds the United Kingdom would receive if HMS Sussex is discovered and its artifacts monetized. If HMS Sussex is not discovered, the Company is at risk for the entire amounts. Other deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. Image use rights are amounts paid to utilize, for a period up to five years, copyrighted images in our themed attractions segment. The amount is net of $23,968 of amortization.

NOTE K – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2007 and 2006:

	2007	2006
Revolving credit facility	$—	$3,000,000
Mortgage payable	2,410,310	2,473,090
Loan payable	640,000	1,024,000

	$3,050,310	$6,497,090

Revolving Credit Facility

On March 29, 2006, we entered into an Amended and Restated Revolving Credit Agreement with Mercantile Bank. The Amended and Restated Credit Agreement replaced the Company’s prior agreement with the Bank. The Amended and Restated Agreement reduced the amount of the commitment from the Bank from a $6 million revolving credit facility to a $3 million revolving credit facility. The $4 million of gold coins previously collateralized were removed from the amended agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins with a carrying value of $3,425,100. The credit facility had a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty five basis points (2.65%), required monthly payments of interest only and was due in full on April 21, 2008. The outstanding balance on this credit facility was repaid during December 2007. The Company was also required to pay the Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted a first lien position on all corporate assets, including a provision not to pledge as collateral our Company-owned vessels. The Company was required to comply with a number of covenants as stated in the Amended and Restated Agreement.

Mortgage Payable

During June 2006, we entered into a mortgage loan for $2.5 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaced the original mortgage held by the Bank of Tampa. The mortgage loan is due on June 1, 2009 with monthly payments based on a 20-year amortization schedule. Interest is at a fixed annual rate of

7.5%. Of the principal amount due on the mortgage, $65,024 is classified as a current liability. This debt is secured by the related mortgaged real property with a carrying value of $3,028,269 as well as being cross-collateralized with the coins used to secure the Amended and Restated Revolving Credit Agreement with Mercantile Bank.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending December 31,
2008	$65,024
2009	2,345,286
2010	—

Total mortgage payable	2,410,310
Less current portion	65,024

Long term portion	$2,345,286

Loan Payable

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) of which the purchase price was $1.4 million. This loan has a maturity date of September 1, 2009 and bears a variable LIBOR interest rate that is adjusted monthly. The variable rate is calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The interest rate in effect at the end of the period was 8.22%. The first three months of the agreement required interest only payments followed by principle payments of $32,000 plus interest over the remaining life of the loan. Of the principal amount due on the loan, $384,000 is classified as a current liability. The ROV, with a carrying value of $933,333, is pledged as collateral for this loan.

Maturities of long-term debt associated with the loan payable are as follows:

Year Ending December 31,
2008	$384,000
2009	256,000
2010	—

Total loan payable	640,000
Less current portion	384,000

Long term portion	$256,000

See “Note T – Commitments and Contingencies” and “Note W – Subsequent Events” for information pertaining to consolidated commitments.

NOTE L – ACCRUED EXPENSES

Accrued expenses consist of following:

	2007	2006
Wages and bonuses	$1,828,489	$400,418
Vessel operations	766,657	1,093,276
Professional services	458,080	—
Other operating expenses	509,035	366,419
Themed attractions	—	86,969

Total accrued expenses	$3,562,260	$1,947,082

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance and port fees. Professional fees is mainly attributable to “Black Swan” legal fees. Other operating expenses contain general costs related to, but not limited to marketing, book distribution fees and the attraction and exhibits.

NOTE M – RELATED PARTY TRANSACTIONS

On December 9, 2002, a Georgia limited liability company acquired rights from an unrelated third party through a foreclosure sale to receive 5% of post-finance cost proceeds, if any, from shipwrecks that we may recover within a predefined search area of the Mediterranean Sea. The shipwreck we believe to be HMS Sussex is located within this search area. Two of our officers and directors at the time owned a 58% interest in the limited liability company until they sold their interests to an unrelated third party in 2005. If, at any time, Odyssey is forced to cancel or abandon the project due to political interference, the officers may be required to buy back their interests.

NOTE N – REVENUE PARTICIPATION CERTIFICATES

We have sold through private placements of Revenue Participation Certificates (“RPCs”) the right to share in our future revenues derived from the “Cambridge” project, which is now referred to as the HMS Sussex shipwreck project. We also sold RPCs related to a project formerly called the Republic project which we now call the Seattle project. The Seattle project refers to a shipwreck which we have not yet located.

Each $50,000 convertible Cambridge RPC entitles the holder to receive a percentage of the gross revenue received by us from the “Cambridge” project, which is defined as all cash proceeds payable to us as a result of the “Cambridge” project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by us to finance the project are excluded from gross revenue.

As of April 30, 1999, when the offering was closed, we had sold $825,000 of a maximum of $900,000 of the Cambridge RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4—35 million, and 12.375% of gross revenue above $35 million generated by the “Cambridge” project.

Distributions are to be made to each certificate holder within 15 days from the end of each quarterly reporting period in which we receive any cash proceeds from, or as a result of, the “Cambridge” project. The Cambridge RPC units constitute restricted securities.

In a private placement, which closed in September 2000, we sold “units” consisting of Republic Revenue Participation Certificates and Common Stock. Each $50,000 “unit” entitled the holder to 1% of the gross revenue generated by the “Seattle” project (formerly referred to as the “Republic” project), and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to us as a result of the “Seattle” project, excluding funds received by us to finance the project.

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

NOTE O – PREFERRED STOCK

Series D Preferred Stock

On May 2, 2007, we issued and sold an aggregate of 2.2 million shares of Series D Convertible Preferred Stock at a price of $3.50 per share, for an aggregate purchase price of $7.7 million in cash. The shares of Series D Preferred Stock were issued and sold upon the exercise of outstanding warrants, which were set to expire on May 15, 2007, to purchase the shares. The Series D Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series D Preferred Stock is convertible into one share of the Company’s Common Stock. However, no holder may convert any or all of the shares of Series D Preferred Stock held by such holder if and to the extent that such conversion would cause such holder to be a beneficial owner of more than nine and nine-tenths percent (9.9%) of the Common Stock, as determined under Rule 16a-1(a)(1) under the Securities Exchange Act of 1934, as amended. Holders of the Series D Preferred Stock have the right to participate in any dividends declared by us on our Common Stock on an as-if-converted basis.

On January 24, 2007, we issued and sold an aggregate of 2.2 million shares of Series D Preferred Stock at a price of $3.00 per share, for an aggregate purchase price of $6.6 million in cash, pursuant to a Series D Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”). In connection with the transaction, the Company issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009. These warrants constituted a beneficial conversion option, which is a discount on the preferred stock offering, since they added value to the offering. The Black-Scholes valuation method was utilized in valuing these warrants. Since the related Series D Convertible Preferred Stock was immediately convertible, the entire discount on the preferred stock offering of $337,498 was amortized to retained earnings thus decreasing the income available to stockholders. We also issued to certain of the investors warrants to purchase an aggregate of 2.2 million shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007.

On March 13, 2006, the Company issued and sold an aggregate of 2.5 million shares of non-voting Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), at a price of $3.50 per share to two institutional accredited investors pursuant to the terms of a purchase agreement. The Series D Preferred Stock is convertible into Common Stock at a ratio of one share of Common Stock for every one share of Series D Preferred Stock. Gross proceeds of the private offering were approximately $8.8 million.

Series E Preferred Stock

On September 13, 2007, the Company issued and sold 13 shares of its Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock”), at a price of $535,000 per share, for an aggregate purchase price of $7.0 million in cash, pursuant to a Series E Convertible Preferred Stock Purchase Agreement between the Company and one institutional accredited investor. The Company expects to use the net proceeds of the transaction for general corporate purposes. The Series E Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series E Preferred Stock is convertible into 100,000 shares of the Company’s Common Stock. However, the Company shall not effect any conversion of the Series E Preferred Stock or any other preferred stock or warrant held by a holder of Series E Preferred Stock (a “Holder”), and no such Holder shall have the right to convert any Series E Preferred Stock or any other preferred stock or warrant held by such Holder, to the extent that after giving effect to such conversion, the beneficial owner of such shares (together with such beneficial owner’s affiliates) would beneficially own in excess of 9.9% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion or exercise. Holders of the Series E Preferred Stock have the right to participate in any dividends declared by the Company on the Company’s Common Stock on an as-if-converted basis.

Series F Preferred Stock

On December 17, 2007, the Company issued and sold 22 shares of its Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F Preferred Stock”), at a price of $540,000 per share, for an aggregate purchase price of $11.9 million in cash, pursuant to a Series F Convertible Preferred Stock Purchase Agreement between the Company and the investors. The Company expects to use the net proceeds of the transaction for general corporate purposes. The Series F Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series F Preferred Stock is convertible into 100,000 shares of the Company’s Common Stock. However, the Company shall not effect any conversion of the Series F Preferred Stock or any other preferred stock or warrant held by a holder of Series F Preferred Stock (a “Holder”), and no such Holder shall have the right to convert any Series F Preferred Stock or any other preferred stock or exercise any warrant held by such Holder, to the extent that after giving effect to such conversion or exercise, the beneficial owner of such shares (together with such beneficial owner’s affiliates) would beneficially own in excess of 9.9% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion or exercise. Holders of the Series F Preferred Stock have the right to participate in any dividends declared by the Company on the Company’s Common Stock on an as-if-converted basis.

NOTE P – COMMON STOCK OPTIONS AND WARRANTS

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan was adopted by our Board of Directors on August 3, 2005 and approved by our stockholders at the Annual Meeting of Stockholders on May 5, 2006. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the plan, and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. Any incentive option and any non-qualified option granted under the plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

Additional information with respect to both plan’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	2,416,500	$3.79
Granted	245,000	$3.43
Exercised	(602,625)	$1.12
Cancelled	(67,500)	$2.27

Outstanding at December 31, 2005	1,991,375	$2.83
Granted	1,360,000	$3.63
Exercised	(330,954)	$1.35
Cancelled	(452,834)	$3.83

Outstanding at December 31, 2006	2,567,587	$3.26
Granted	1,560,000	$4.35
Exercised	(887,547)	$2.31
Cancelled	(319,874)	$3.61

Outstanding at December 31, 2007	2,920,166	$4.10

Options exercisable at December 31, 2005	1,850,250	$2.86

Options exercisable at December 31, 2006	1,615,921	$3.07

Options exercisable at December 31, 2007	1,412,500	$3.97

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2007, 2006 and 2005 were $3,129,250, $949,847 and $2,229,475, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2007, 2006 and 2005 were $6,194,122, $958,299 and $2,316,185, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2007, 2006 and 2005 are $2,998,583, $736,275 and $1,688,415, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2007, 2006 and 2005 was $1,103,174, $174,993 and $2,062,663, respectively.

As of December 31, 2007, there was $2,298,542 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.00 - $2.50	246,421	0.69	$2.14
$2.51 - $5.00	2,574,166	3.34	$4.17
$5.01 - $7.50	100,000	5.85	$7.00

	2,920,166	3.20	$4.10

During the fiscal year ended December 31, 2005, all warrants outstanding at December 31, 2004 were exercised. Proceeds of $9,869,750 were realized from the exercise of these warrants.

During March 2005, we issued 3,170,000 warrants to six entities in a private placement offering. During the quarter ended September 30, 2005 we issued 100,000 warrants to a vendor for services relating to a marketing program. During three month period ended December 31, 2006 we issued 100,000 warrants to three accredited investors in a private placement offering.

During January 2007, we exchanged 2,200,000 warrants for the purchase of Common Stock for 2,200,000 warrants for the purchase of Series D Convertible Preferred stock held by two institutional investors taking part in a private placement of Series D Preferred stock. The 2,200,000 warrants for Series D Preferred Stock were exercised during May of 2007 and proceeds of $7,700,000 were realized. During the period ended March 31, 2007, we cancelled 970,000 Common Stock warrants that were not exercised by the termination date.

In conjunction with the private placement offering in January 2007, we also issued 440,000 additional warrants for the purchase of Series D Preferred Stock to the private placement participants.

Warrants outstanding at December 31, 2007 are as follows:

Warrants	Price per Share	Expiration Date
Common Stock:
100,000	$5.25	(A)
100,000	$4.00	11/22/08
200,000
Preferred Stock (B)
440,000	$4.00	1/24/09

(A):	During the quarter ended September 30, 2005 we issued 100,000 warrants having an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested and earned based upon future performance of the program, and may not be exercised until vested and earned, therefore expense will not be recorded until the warrants are vested and earned. The warrants have a two-year exercise period commencing on the date when the warrants would be vested and earned. At December 31, 2007 these warrants have not been earned nor have they commenced with vesting.
(B):	The Preferred Stock warrants are for the purchase of Series D Convertible Preferred Stock as described in Note O.

NOTE Q – INCOME TAXES

As of December 31, 2007, we had consolidated income tax net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $68,000,000. The federal NOL carryforward will expire in various years ending through the year 2027.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$3,180,768
State	—	—	100,742

	$—	$—	$3,281,510

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$24,800,274
Accrued expenses	349,754
Reserve for accounts receivable	11,646
Reserve for inventory return	197,197
Stock option expense	558,583
Start-up costs	107,944
Excess of book over tax depreciation	44,413
Less: valuation allowance	(24,265,356)

$1,804,455

Deferred tax liability:
Prepaid expenses	$90,966
Inventory capitalization	1,643,666
Property and equipment basis	69,823

$1,804,455

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of December 31, 2007. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follow:

December 31, 2007	$24,265,356	December 31, 2006	$14,857,487
December 31, 2006	$14,857,487	December 31, 2005	$7,791,859

Change in valuation allowance	$9,407,869	Change in valuation allowance	$7,065,628

Income taxes for the twelve month periods ended December 31, 2007, 2006 and 2005 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006	12 Month Period Ended December 31, 2005
Expected benefit	$(8,103,170)	$(6,489,949)	$(3,956,231)
Effects of:
State income taxes net of federal benefits	(337,621)	(243,360)	(258,626)
Nondeductible expenses	14,278	12,486	23,205
Stock options exercised	(941,846)	(232,127)	—
Change in valuation allowance	9,407,869	7,065,628	7,780,866
Change in net operating loss	560,545	—	—
Inventory capitalization	(559,648)	—	—
Change in rate estimate	(39,270)	(118,363)	(321,937)
Other, net	(1,137)	5,685	14,233

Income tax provision (benefit)	$—	$—	$3,281,510

During the twelve-month periods ended December 31, 2007 and 2006, we recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $561,685 and $51,136, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

Effective January 1, 2006, we are required to capitalize inventory costs under Internal Revenue Code Section 263A. This adjustment created a deferred tax liability in the amount of $3,314,407 on January 1, 2006 and will be recognized over the four year period beginning January 1, 2006. The remaining deferred tax liability as of December 31, 2007 is $1,643,666.

We adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the adoption of FIN 48, we have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company’s tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions.

NOTE R – MAJOR CUSTOMERS

During the fiscal year ended December 31, 2007, we had two customers who accounted for 30.7% and 27.2% of our total sales. For the fiscal year ended December 31, 2006 we had two customers who accounted for 41.3% and 23.7% of our total sales.

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

We opened our first themed attraction, Odyssey’s Shipwreck & Treasure Adventure, in August 2005, in New Orleans. The attraction was closed early on the grand opening day due to Hurricane Katrina. We re-opened the attraction in February 2006 and closed it again in September 2006 because of market conditions in New Orleans. Odyssey received approximately $1.2 million in the fourth quarter 2006 as final insurance settlement on our claim for damages and business interruption due to the hurricane. As a result of our lease termination in New Orleans, we accelerated the estimated useful lives of certain assets and leasehold improvements in 2006. This acceleration resulted in additional expenses of $874,000 during 2006. As a result of our reorganization effort of our themed attractions segment, we accelerated the estimated useful lives of our attraction development assets in 2007. This acceleration resulted in additional expenses of $928,000 in 2007. In addition, inventory reserves of $360,000 were recorded for our attraction merchandise inventory.

(Amounts in thousands)	Shipwreck Exploration	Themed Attractions	Consolidated
Segment Information
Twelve months ended December 31, 2007
Revenues from external customers	$5,719	$428	$6,147
Loss before income taxes	$(21,142)	$(2,691)	$(23,833)
Total assets	$36,840	$1,718	$38,558

Twelve months ended December 31, 2006
Revenues from external customers	$4,844	$220	$5,064
Loss before income taxes	$(17,073)	$(2,015)	$(19,088)
Total assets	$23,907	$3,301	$27,208

NOTE T – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the “Seattle” (formerly “Republic”) and “Cambridge” projects and have recorded $887,500 as Deferred Income From Revenue Participation Certificates (See NOTE N). We are contingently liable to share the future revenue of these projects only if revenue is derived from these specific projects.

To date, the only income derived from these projects resulted in a one time revenue distribution payment of $12,986 to the holders of the Cambridge RPC’s.

Revenue from the SS Republic shipwreck or its cargo are not subject to revenue sharing.

In addition, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a predefined search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest from the subcontractor through a foreclosure sale (see NOTE M).

Legal Proceedings

On or about December 14, 2004, a complaint was filed against seven defendants, including the Company, in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research, which was provided to Seahawk, led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants’ motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. On October 15, 2007, the Appellate Court denied the appeal but ruled that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings, and the case was remanded to the trial court. Counsel for the Plaintiffs has filed a Motion to Withdraw. We expect the Motion will ultimately be granted, in which case the Plaintiffs will either have to find new legal representation or represent themselves in the case. The Company believes this lawsuit is without merit and will not have a material adverse impact on our financial position or results of operations.

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

Other commitments and contingencies

At December 31, 2007, the Company’s future contractual obligations are as follows:

(dollars in thousands) Contractual Obligations	Payments due by period
	Total	2008	2009	2010	2011	2012	More than 5 years
Debt	$3,050,310	$449,024	$2,601,286	$—	$—	$—	$—
Interest on debt	297,564	216,732	80,832	—	—	—	—
Operating leases	22,146	22,146	—	—	—	—	—

Total contractual obligations	$3,370,020	$687,902	$2,682,118	$—	$—	$—	$—

Long term debt represents amounts due on our existing mortgage for our office building and note payable. Operating leases consists of our lease on our conservation lab in Tampa.

See “NOTE K – Mortgage and Loans Payable”

Material Trends and Uncertainties

Our current 2008 business plan estimates our net cash requirements for operations and capital expenditures will range from $18 million to $23 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will satisfy our working capital requirements through 2008. However, we anticipate we will continue to incur net losses in 2008. Our capacity to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court. At the present time we cannot determine how long that process will take. The “Black Swan” project has placed additional cash requirements on us in 2007 and will continue to do so in 2008. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE U – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE V – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2007 and 2006. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2007
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$2,149,197	$1,732,348	$1,314,248	$951,096
Gross profit	1,663,167	1,206,409	907,823	77,950
Net loss	(3,810,159)	(6,317,620)	(5,411,635)	(8,293,440)
Basic and diluted net income per share	$(0.09)	$(0.13)	$(0.11)	$(0.18)

	Fiscal Year Ended December 31, 2006
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$865,179	$1,957,834	$586,778	$1,654,129
Gross profit	750,849	1,698,227	283,589	1,243,425
Net loss	(3,928,687)	(4,191,439)	(6,190,777)	(4,777,182)
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.13)	$(0.10)

NOTE W – SUBSEQUENT EVENTS

On February 7, 2008, Odyssey entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. Odyssey will also be required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly in the second year. The line of credit will be initially secured by approximately 33,000 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base will be equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. Odyssey will be required to comply with a number of customary covenants and intend to use the line of credit as a means to fund ongoing operations. Initially the line of credit was used to payoff our first mortgage with Carolina First Bank for approximately $2,400,000 as well as the equipment loan payable due Mercantile Bank of approximately $600,000 plus any closing costs of the transaction.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2005, 2006 and 2007

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred recovery cost reserve
2005	—	—	—	—	—
2006	—	—	—	—	—
2007	—	2,002,945	—	—	2,002,945

Inventory reserve
2005	—	(11,732)	—	—	(11,732)
2006	(11,732)	9,948	—	—	(1,784)
2007	(1,784)	560,882	—	—	559,098

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 13, 2008	By:	/S/ GREGORY P. STEMM
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ GREGORY P. STEMM	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2008
Gregory P. Stemm

/S/ MICHAEL J. HOLMES	Chief Financial Officer (Principal Financial Officer)	March 13, 2008
Michael J. Holmes

/S/ MARK D. GORDON	President and Chief Operating Officer	March 13, 2008
Mark D. Gordon

/S/ JAY A. NUDI	Controller (Principal Accounting Officer)	March 13, 2008
Jay A. Nudi

/S/ DAVID J. BEDERMAN	Lead Director	March 13, 2008
David J. Bederman

/S/ GEORGE KNUTSSON	Director	March 13, 2008
George Knutsson

/S/ DAVID J. SAUL	Director	March 13, 2008
David J. Saul

/S/ GEORGE E. LACKMAN	Director	March 13, 2008
George E. Lackman, Jr.

/S/ BRADFORD B. BAKER	Director	March 13, 2008
Bradford B. Baker

EXHIBITS INDEX

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated February 28, 2001)

3.4	Amended Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated September 19, 2002)

3.5	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 13, 2006)

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated January 22, 2007)

3.7	Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated September 14, 2007)

3.8	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated September 14, 2007)

3.9	Certificate of Designation of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated December 18, 2007)

4.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

10.2	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.3	Revolving Credit Agreement with Mercantile Bank dated April 21, 2005( incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

10.4	Revolving Credit Note to Mercantile Bank dated April 21, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

10.5	Security Agreement with Mercantile Bank dated April 21, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

10.6	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.7	Amended and Restated Revolving Credit Agreement with Mercantile Bank dated March 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 3, 2006)

10.8	Amended and Restated Credit Note with Mercantile Bank dated March 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 3, 2006)

10.9	Amended and Restated Security Agreement with Mercantile Bank dated March 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 3, 2006)

10.10	Series D Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

10.11	Warrant to Purchase Series D Convertible Preferred Stock (D1) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

10.12	Warrant to Purchase Series D Convertible Preferred Stock (D2) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

Exhibit Number	Description
10.13	Series E Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 14, 2007)

10.14	Transition Agreement – Departing Executive Vice President (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 7, 2007)

10.15	Transition Agreement – Departing Chief Operating Officer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 7, 2007)

10.16	Series F Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated November 27, 2007)

10.17	Transition Agreement – Departing Chief Executive Officer (filed herewith electronically)

10.18	Revolving Credit Loan and Security Agreement with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 8, 2008)

10.19	Revolving Credit Note with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated February 8, 2008)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

23.1	Consent of Ferlita, Walsh & Gonzalez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)