Form 10-Q
period 2008-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2008-05-06
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 28, 2008 was 48,077,136.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,041,616	$18,321,349
Restricted cash	488,655	—
Accounts receivable, net	230,249	585,051
Inventory	1,630,376	2,024,676
Other current assets	468,970	401,329

Total current assets	10,859,866	21,332,405

PROPERTY AND EQUIPMENT
Equipment and office fixtures	13,782,474	13,495,418
Building and land	3,711,103	3,709,873
Accumulated depreciation	(7,366,589)	(6,875,121)

Total property and equipment, net	10,126,988	10,330,170

OTHER ASSETS
Inventory (non current)	6,057,591	5,746,970
Other non current assets	1,145,969	1,148,155

Total other assets	7,203,560	6,895,125

Total assets	$28,190,414	$38,557,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$633,701	$776,378
Accrued expenses	1,648,186	3,562,260
Mortgage and loans payable	—	449,024
Deposits	70,312	82,090

Total current liabilities	2,352,199	4,869,752

LONG TERM LIABILITIES
Mortgage and loans payable	—	2,601,286
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	887,500	3,488,786

Total liabilities	3,239,699	8,358,538

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 2,469,980 shares authorized; none outstanding	—	—
Preferred stock series D convertible—$.0001 par value; 7,340,000 shares authorized; 6,900,000 and 6,900,000 issued and outstanding, respectively	690	690
Preferred stock series E convertible—$.0001 par value; 20 shares authorized; 13 issued and outstanding	—	—
Preferred stock series F convertible—$.0001 par value; 30 shares authorized; 22 issued and outstanding	—	—
Common stock—$.0001 par value; 100,000,000 shares authorized; 48,005,962 and 47,766,848 issued and outstanding	4,801	4,777
Additional paid-in capital	93,973,798	92,441,209
Accumulated deficit	(69,028,574)	(62,247,514)

Total stockholders’ equity	24,950,715	30,199,162

Total liabilities and stockholders’ equity	$28,190,414	$38,557,700

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Three Months Ended
	March 31, 2008	March 31, 2007
REVENUE	$281,029	$2,149,197

OPERATING EXPENSES
Cost of sales	93,120	486,030
Marketing, general and administrative	3,286,002	2,663,753
Operations and research	3,787,642	2,753,832

Total operating expenses	7,166,764	5,903,615

LOSS FROM OPERATIONS	(6,885,735)	(3,754,418)

OTHER INCOME (EXPENSE)
Interest income	105,561	43,857
Interest expense	(38,437)	(123,413)
Other	37,550	23,815

Total other income (expense)	104,674	(55,741)

LOSS BEFORE INCOME TAXES	(6,781,061)	(3,810,159)
Income tax benefit (provision)	—	—

NET LOSS	(6,781,061)	(3,810,159)

NET LOSS PER SHARE
Basic and diluted	$(.14)	$(.09)
Weighted average number of common shares outstanding Basic and diluted	47,912,211	46,855,226

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,781,061)	$(3,810,159)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	803,755	582,048
Financing costs	33,795	—
Loss (Gain) on disposal of equipment	28,386	18,576
Share-based compensation	882,061	270,813
(Increase) decrease in:
Restricted cash	(488,655)	—
Accounts receivable	354,802	(1,146,530)
Inventory	83,679	361,510
Other assets	(67,641)	(105,838)
Increase (decrease) in:
Accounts payable	(142,677)	(36,159)
Accrued expenses	(1,760,799)	(542,770)

NET CASH (USED) BY OPERATING ACTIVITIES	(7,054,355)	(4,408,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(638,774)	(268,011)
Proceeds from sale of equipment	12,000	—

NET CASH (USED) BY INVESTING ACTIVITIES	(626,774)	(268,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	485,500	62,500
Proceeds from issuance of preferred stock	—	6,600,000
Broker commission and fees on private offering	—	(45,000)
Repayment of mortgage and loans payable	(3,084,104)	(115,040)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(2,598,604)	6,502,460

NET INCREASE (DECREASE) IN CASH	(10,279,733)	1,825,940

CASH AT BEGINNING OF PERIOD	18,321,349	2,415,842

CASH AT END OF PERIOD	$8,041,616	$4,241,782

SUPPLEMENTARY INFORMATION:
Interest paid	$14,109	$112,370
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Beneficial conversion option related to preferred stock issuance	$—	$337,498
Settlement of outstanding balances with line of credit	$3,018,310	$—
Accrued compensation paid by common stock	$165,051	$189,395

Summary of Significant Non-Cash Transactions

During the period ended September 30, 2007, $327,341 of Attraction Development assets were activated and transferred into Property and Equipment.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. We suggest these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2008, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to reorganization of our themed attraction segment and the closing of our attraction in the New Orleans, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements resulting in additional depreciation and amortization for the period ended December 31, 2007 of $928,427.

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2008, we did not own securities with a maturity greater than three months.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives which are normally between three and ten years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter.

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

At March 31, 2008 and 2007, weighted average common shares outstanding year-to-date were 47,912,211 and 46,855,226, respectively. For the periods ended March 31, 2008 and 2007 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	Three Months Ended March 31
	2008	2007
Average market price during the period	$5.22	$3.01
In the money potential common shares excluded	671,379	318,511

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended March 31
	2008	2007
Out of the money options and warrants excluded:

Stock options with an exercise price of $3.50 per share	—	1,539,166
Stock options with an exercise price of $4.00 per share	—	355,750
Stock options with an exercise price of $5.00 per share	—	945,000
Stock options with an exercise price of $7.00 per share	100,000	—
Warrants with an exercise price of $3.50 per share	—	2,200,000
Warrants with an exercise price of $4.00 per share	—	540,000
Warrants with an exercise price of $5.25 per share	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	200,000	5,679,916

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended March 31
	2008	2007
Potential common shares from Preferred Stock excluded from EPS	10,400,000	4,137,778

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended March 31
	2008	2007
Net loss	$(6,781,061)	$(3,810,159)
Beneficial conversion option on preferred stock issuance	—	$(337,498)

Numerator, basic and diluted net income (loss) available to stockholders	$(6,781,061)	$(4,147,657)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	47,912,211	46,855,226

Shares used in computation – diluted:
Weighted average common shares outstanding	47,912,211	46,855,226
Dilutive effect of options and warrants outstanding	—	—

Shares used in computing diluted net income per share	47,912,211	46,855,226

Net loss per share – basic	$(0.14)	$(0.09)
Net loss per share – diluted	$(0.14)	$(0.09)

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2008 and 2007 was $882,061 and $270,813, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended March 31, 2007 was $1.50. We did not grant options during the three-month period ended March 31, 2008. Fair value was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three-month period ended March 31, 2007:

	March 31, 2008	March 31, 2007
Risk-free interest rate	—	5.0%
Expected volatility of common stock	—	62.2-62.6%
Dividend yield	—	0%
Expected life of options	—	5-7 years

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

Segment reporting

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (“FAS 131”), requires segment reporting when certain conditions are achieved. Based on the requirements of FAS 131, we previously reported our themed attractions as a segment. As of January 1, 2008, we no longer have a reportable segment.

NOTE C – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008, $500,000 was deposited into an interest bearing account from which interest payments will be made for the first one year period. On the first anniversary of the facility, we will deposit into the account an amount sufficient to ensure a balance of $500,000 for interest payments during the second year of the facility. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company.

NOTE D – INVENTORY

Our inventory consisted of the following:

	March 31, 2008	December 31, 2007
Artifacts	$7,256,559	$7,279,464
Merchandise	615,965	661,899
Packaging	381,432	389,381
Inventory reserve	(565,989)	(559,098)

Total inventory	$7,687,967	$7,771,646

Of these amounts, $6,057,591 and $5,746,970 are classified as non-current as of March 31, 2008 and December 31, 2007, respectively. In the event we secure ownership rights to the recovered artifacts of the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archeological state. We have capitalized deferred costs of approximately $2.1 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE E – INCOME TAXES

As of March 31, 2008, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $73 million. The NOL will expire in various years ending through the year 2028.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$26,699,351
Accrued expenses	367,484
Reserve for accounts receivable	6,089
Reserve for inventory return	200,860
Start-up costs	108,611
Excess of book over tax depreciation	159,942
Stock option expense	872,202
Less: valuation allowance	(26,806,852)

$1,607,687

Deferred tax liability:
Property and equipment basis	$70,254
Prepaid expenses	90,344
Inventory capitalization	1,447,089

1,607,687

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at March 31, 2008. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of March 31, 2008. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

March 31, 2008	$26,806,852
December 31, 2007	24,265,356

Change in valuation allowance	$2,541,496

Income taxes for the three-month periods ended March 31, 2008 and 2007 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	March 31, 2008	March 31, 2007
Expected provision (benefit)	$(2,305,561)	$(1,295,454)
State income taxes net of federal benefits	(106,971)	(47,978)
Nontaxable expense	3,589	2,311
Stock options exercised	(143,004)	(29,070)
Change in valuation allowance	2,541,496	1,369,907
Effects of:
Change in rate estimate	15,600	—
Other, net	(5,149)	284

	$—	$—

During the three-month periods ended March 31, 2008 and 2007, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $149,263 and $65,293, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

Effective January 1, 2006, we are required to capitalize inventory costs under Internal Revenue Code Section 263A. This adjustment created a deferred tax liability in the amount of $3,314,407 on January 1, 2006 and will be recognized over the four year period beginning January 1, 2006. The remaining deferred tax liability as of March 31, 2008 is $1,447,089.

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

NOTE F – CONTINGENCIES

Legal Proceedings

On or about December 14, 2004, a complaint was filed against seven defendants, including the Company, in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research, which was provided to Seahawk, led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants’ motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. On October 15, 2007, the Appellate Court denied the appeal but ruled that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings, and the case was remanded to the trial court. Counsel for the Plaintiffs filed a Motion to Withdraw as counsel which was denied by the trial court on April 14, 2008. The parties will continue the discovery process and proceed in the litigation. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

In addition to the legal proceedings described above, the Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business.

NOTE G – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and loan payable consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Revolving credit facility	$—	$—
Mortgage payable	—	2,410,310
Loan payable	—	640,000

	$—	$3,050,310

Revolving Credit Facility

On February 7, 2008, Odyssey entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. Odyssey will also be required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly in the second year. The line of credit is secured by our restricted cash balance (See NOTE C) as well as approximately

33,000 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary covenants.

On March 29, 2006, we entered into an Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”) with Mercantile Bank. The Amended Credit Agreement replaced the Company’s prior agreement with Mercantile Bank. The Amended Credit Agreement reduced the amount of the commitment from Mercantile Bank from a $6 million revolving credit facility to a $3 million revolving credit facility. The $4 million of gold coins previously collateralized were removed from the Amended Credit Agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility had a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty-five basis points (2.65%), required monthly payments of interest only and was due in full on April 21, 2008. The Company was also required to pay Mercantile Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted Mercantile Bank a first lien position on all corporate assets, including a provision not to pledge as collateral Company-owned vessels. The Company was required to comply with a number of covenants as stated in the Amended Credit Agreement. On February 7, 2008, this Mercantile Bank facility was terminated. The bank released all collateral securing this debt.

Mortgage Payable

During June 2006, we entered into a mortgage loan in the principal amount of $2.5 million with Carolina First Bank for the refinancing of our corporate office building. This mortgage replaced the original mortgage held by the Bank of Tampa. The mortgage loan was due on June 1, 2009 with monthly payments based on a 20-year amortization schedule. Interest was at a fixed annual rate of 7.5%. This debt was secured by the related mortgaged real property as well as being cross-collateralized with the coins used to secure the Amended and Restated Revolving Credit Agreement with Mercantile Bank. On February 7, 2008, the mortgage loan was paid in full in the amount of approximately $2,400,000. The bank released all collateral securing this debt.

Loan Payable

During June 2006, we entered into a loan agreement for $1.12 million with Mercantile Bank for the purchase of a remotely operated vehicle (ROV) for which the purchase price was $1.4 million. This loan had a maturity date of September 1, 2009 and bore a variable LIBOR interest rate that was adjusted monthly. The variable rate was calculated by dividing LIBOR by an amount equal to 1.00 minus the Libor Reserve Percentage, plus 3.0%. The first three months of the agreement required interest only payments followed by principal payments of $32,000 plus interest over the remaining life of the loan. The ROV was pledged as collateral for this loan. On February 7, 2008, the loan payable was paid in full in the amount of approximately $600,000. The bank released all collateral securing this debt.

NOTE H – PREFERRED STOCK

Series D Preferred Stock

On May 2, 2007, we issued and sold an aggregate of 2.2 million shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”) at a price of $3.50 per share, for an aggregate purchase price of $7.7 million in cash. The shares of Series D Preferred Stock were issued and sold upon the exercise of outstanding warrants, which were set to expire on May 15, 2007, to purchase the shares. The Series D Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series D Preferred Stock is convertible into one share of the Company’s Common Stock. However, no holder may convert any or all of the shares of Series D Preferred Stock held by such holder if and to the extent that such conversion would cause such holder to be a beneficial owner of more than nine and nine-tenths percent (9.9%) of the Common Stock, as determined under Rule 16a-1(a)(1) under the Securities Exchange Act of 1934, as amended. Holders of the Series D Preferred Stock have the right to participate in any dividends declared by us on our Common Stock on an as-if-converted basis.

On January 24, 2007, we issued and sold an aggregate of 2.2 million shares of Series D Preferred Stock at a price of $3.00 per share, for an aggregate purchase price of $6.6 million in cash, pursuant to a Series D Preferred Stock Purchase Agreement (the “Purchase Agreement”). In connection with the transaction, the Company issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009. These warrants constituted a beneficial conversion option, which is a discount on the preferred stock offering, since they added value to the offering. The Black-Scholes valuation method was utilized in valuing these warrants. Since the related Series D Preferred Stock was immediately convertible, the entire discount on the preferred stock offering of $337,498 was amortized to retained earnings thus decreasing the income available to stockholders. We also issued to certain of the investors warrants to purchase an aggregate of 2.2 million shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007.

Series E Preferred Stock

On September 13, 2007, the Company issued and sold 13 shares of its Series E Convertible Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock”), at a price of $535,000 per share, for an aggregate purchase price of $7.0 million in cash, pursuant to a Series E Convertible Preferred Stock Purchase Agreement between the Company and one institutional accredited investor. The Series E Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series E Preferred Stock is convertible into 100,000 shares of the Company’s Common Stock. However, the Company shall not effect any conversion of the Series E Preferred Stock or any other preferred stock or warrant held by a holder of Series E Preferred Stock, and no such holder shall have the right to convert any Series E Preferred Stock or any other preferred stock or warrant held by such holder, to the extent that after giving effect to such conversion, the beneficial owner of such shares (together with such beneficial owner’s affiliates) would beneficially own in excess of 9.9% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion or exercise. Holders of the Series E Preferred Stock have the right to participate in any dividends declared by the Company on the Company’s Common Stock on an as-if-converted basis.

Series F Preferred Stock

On December 17, 2007, the Company issued and sold 22 shares of its Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F Preferred Stock”), at a price of $540,000 per share, for an aggregate purchase price of $11.9 million in cash, pursuant to a Series F Convertible Preferred Stock Purchase Agreement between the Company and the investors. The Series F Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series F Preferred Stock is convertible into 100,000 shares of the Company’s Common Stock. However, the Company shall not effect any conversion of the Series F Preferred Stock or any other preferred stock or warrant held by a holder of Series F Preferred Stock, and no such holder shall have the right to convert any Series F Preferred Stock or any other preferred stock or exercise any warrant held by such holder, to the extent that after giving effect to such conversion or exercise, the beneficial owner of such shares (together with such beneficial owner’s affiliates) would beneficially own in excess of 9.9% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion or exercise. Holders of the Series F Preferred Stock have the right to participate in any dividends declared by the Company on the Company’s Common Stock on an as-if-converted basis.

NOTE I – COMMON STOCK OPTIONS

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options can not be granted from that plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan was adopted by our Board of Directors on August 3, 2005 and approved by our stockholders at the Annual Meeting of Stockholders on May 5, 2006. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We have reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the plan, and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. On January 16, 2008 the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for shareholder approval. The amended Plan will be voted on at the annual meeting of stockholders on May 7, 2008. The incentive option and any non-qualified option granted under the plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

NOTE J – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 did not have an effect on Odyssey’s consolidated results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This standard permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on Odyssey’s consolidated results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2007.

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 regarding the Company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the Company’s expectations, but the expectations concerning its future operations, earnings and prospects may change. The Company’s expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the Company’s expectations and the forward-looking statements will be correct. Please refer to the Company’s most recent Annual Report Form 10-K for a description of risk factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion. Odyssey disclaims any obligation to update any of these forward-looking statements.

Operational Update

Odyssey has numerous shipwreck projects in various stages of development around the world. Additional information about some of these projects is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. In order to protect the identities of the targets of our planned search or recovery operations, in some cases we will defer disclosing specific information relating to our projects until we have located the targeted shipwreck or shipwrecks and determined a course of action to protect our property rights.

“Black Swan” Project

In May 2007, we announced the discovery and archaeological recovery of more than 500,000 silver coins weighing more than 17 tons, hundreds of gold coins, worked gold and other artifacts from a site in the Atlantic Ocean code-named, “Black Swan.” Odyssey has not yet been able to positively identify the site and has not publicly disclosed its location in order to protect the security of the site. As stated in this section under Admiralty Legal Proceedings, we have identified the Nuestra Señora de las Mercedes y las Animas (the “Mercedes”), a vessel assigned to transport mail, private passengers, consignments of merchant goods and other cargoes, as one vessel potentially related to the “Black Swan” site.

The Kingdom of Spain has filed notices in the U.S. District Court claiming certain rights to any property relating to the “Black Swan.” We do not have the ability to immediately monetize the recovered cargo until we are awarded title or a total or partial salvage award by the U.S. District Court. Claims against the recovery have been submitted by the government of Spain and other parties may also assert claims. As a result, the potential value to Odyssey of this project is not possible to determine at this time, although we believe we will receive a substantial salvage award and/or title. Please refer to Admiralty Legal Proceedings included in this section for current developments for this project.

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

Following is a summary of the operations previously conducted in the “Atlas/Tripoli” search area:

•	Anomalies detected: 1,873

•	Anomalies selected for further inspections: 1,017

•	Anomalies remaining to be inspected with an ROV: 9

•	Shipwrecks located: 161

•	Modern/20th Century Shipwrecks: 124

•	19th Century Shipwrecks: 25

•	17th - 18th Century Shipwrecks: 12

Odyssey filed an Admiralty arrest in the U.S. District Court for the Middle District of Florida in September 2006. On October 30, 2006, the U.S. District Court granted the Company’s Motion for Preliminary Injunction appointing Odyssey as the exclusive finder-in-possession of the shipwrecked vessel, and prohibiting any interference with Odyssey’s intended excavation of the site, which is believed to be the remains of a 17th century merchant vessel located outside the territorial waters of any country. However, until further ROV inspections and a preliminary archaeological excavation are completed on the arrested shipwreck site, it is not possible to confirm the identity or potential value of the shipwreck. As stated in this section under Admiralty Legal Proceedings, we have identified the Merchant Royall, a British merchant vessel lost in 1641, as a possible vessel related to the site, although there is some evidence being examined that may contradict this theory.

As discussed herein under “Admiralty Legal Proceedings”, The Kingdom of Spain has filed notices in the U.S. District Court claiming certain rights to any Spanish property relating to this site.

While we did not conduct operations in the “Atlas” search area in 2007, we have commenced search operations and ROV inspections in this area in April 2008. For reasons of security and strategic confidentiality, we do not disclose the location of search operations within the “Atlas” project area.

“Firefly” Project

Odyssey and BDJ Discovery Group, LLC, or BDJ, filed a “Joint Motion for Substitution of Plaintiff” in the United States District Court for the Eastern District of North Carolina on February 21, 2008. The joint motion was granted upon filing and substitutes Odyssey for BDJ as plaintiff in the In Rem Admiralty case against the Unidentified Shipwreck Vessel, its apparel, tackle, appurtenances and cargo located in the waters of the Atlantic Ocean approximately 12 miles off the coast of North Carolina. On March 4, 2008 the Court entered an order granting Odyssey’s motion appointing Odyssey as substitute custodian for all artifacts from the site and requiring reporting within 30 days of activity.

In a separate agreement, BDJ has turned over all aspects of the project to Odyssey and assigned all of its rights to the artifacts and any wreck from which they originate to Odyssey in return for up to 15% of any proceeds from artifact sales after archaeological excavation, conservation, marketing and certain other expenses. Among other objects, a small number of gold and silver artifacts have been recovered from the site, but the identity of the shipwreck from which the artifacts originated has not yet been confirmed. In order to protect the site, no additional information about the artifacts recovered or operations at the site to date is being made available for release at this time. Odyssey performed survey and inspection operations on the arrested site during the later part of 2007 and is planning the next stages of survey and archaeological investigation of the site.

Admiralty Legal Proceedings

In April 2007, Odyssey filed Admiralty arrests in the U.S. District Court for the Middle District of Florida on two sites, one in the Atlantic Ocean and one in the western Mediterranean Sea. The Company has now arrested three sites (the first of which was arrested in September 2006), in addition to the “Firefly” project, all which require more extensive ROV operations.

In May 2007, the Kingdom of Spain filed notices in all three pending court cases in which we have filed Warrants of Arrest stating that the Spanish government does not intend to give up rights on any Spanish property which might be on the sites. Spain has not asserted a basis for any claims specific to any of the arrests.

The initial phase of discovery began on January 24 and 25, 2008, when legal counsel for Spain and Spain’s representative appeared at Odyssey’s offices and were given the requested documentation and shown photographs, video tape and a sampling of recovered cargo from the “Black Swan” site. On March 5, 2008 the parties again appeared in court to discuss issues related to discovery including confidentiality and the format of documentation produced. On March 6, 2008, the Court denied Spain’s motion to dismiss Odyssey’s claims for possession and ownership of three arrested sites and for salvage awards. The Court also dismissed certain counts of Odyssey’s Complaint which related to Spain’s illegal actions against Odyssey. The dismissal of these counts was based on the Court’s finding of a lack of jurisdiction, not on the merits of the claims. The most significant aspect of the ruling was the Court’s declaration that Odyssey’s pleadings and its disclosures have met all requirements of the federal rules of civil procedure. On March 12, 2008, the Court issued orders in all three arrests confirming that Odyssey had complied with all discovery orders thus far and instructing Odyssey to respond within thirty days to interrogatories regarding its theory as to the identities of any vessels related to the sites.

On April 11, 2008, Odyssey filed its responses to the Court’s interrogatories and identified the Nuestra Señora de las Mercedes y las Animas (the “Mercedes”), a vessel assigned to transport mail, private passengers, consignments of merchant goods and other cargoes, as one vessel potentially related to the Black Swan site, although there is evidence which may contradict this hypothesis. Odyssey reiterated that no vessel has been found at the site, and stated that other hypotheses are also being explored. Spain was ordered to identify evidence, if any, which would support a Spanish claim to the vessels or artifacts it believes are related to the sites by May 9, 2008. On April 14 and 15 2008, legal counsel for Spain and three representatives of the Kingdom of Spain viewed and inspected the “Black Swan” coins and artifacts. Since then, Odyssey has continued to produce information and documentation for Spain regarding the “Black Swan” site and the coins and artifacts recovered. The discovery process for this case continues.

On December 20, 2007, Keith Bray filed an Intervening Complaint in a previous arrest case (the site arrested in September 2006). His claim includes counts for Fraud, Rescission and Mutual Mistake and seeks to have the Court rescind his contract with Odyssey which specifically provided that Bray was entitled to nothing other than the cash payment paid to him for historical research work. On January 9, 2008, Odyssey filed its Answer and Affirmative Defenses to the Intervening Complaint denying Bray’s allegations and attaching a copy of the Research Agreement which Odyssey had with Bray. On April 11, 2008, Odyssey filed in this case its responses to the Court’s interrogatories. Odyssey stated that it had not confirmed the identity of any vessel related to this site, but named the Merchant Royall, a British merchant vessel lost in 1641, as a possible vessel related to the site, although there is some evidence being examined that may contradict this theory. The discovery process for this case continues.

On April 3, 2008, Spain voluntarily dismissed its claim in Admiralty case number 8:07-CV-00616 (one of the sites arrested in April 2007). The shipwreck in this case is believed to be a 20th century passenger liner reported to be carrying valuable cargo.

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

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

	(Unaudited) (dollars in millions)
			Increase/(Decrease)
	2008	2007	$ Var	% Var
Revenue	$.3	$2.2	$(1.9)	(87)%

Cost of sales	.1	.5	(.4)	(81)%
Marketing, general and administrative	3.3	2.7	.6	23%
Operations and research	3.8	2.8	1.0	38%

Total cost and expenses	$7.2	$5.9	$1.3	21%

The explanations that follow are for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Revenue

Revenue is generated primarily through the sale of coins, but also includes revenue from the sale of artifacts, merchandise and themed attractions. Revenues for 2008 and 2007 were $.3 million and $2.2 million, respectively, representing sales of approximately 200 coins in 2008 and 1,280 coins in 2007. The decrease of $1.9 million in revenue for 2008 is primarily due to fewer coins sold in 2008 versus the same period in 2007. Also, the sales mix in 2008 represented all silver coins while the 2007 sales mix included approximately 35% gold coins which are priced much higher than silver coins. With the SS Republic gold inventory sold out, except for a small quantity of high grade coins, we continue to develop the SS Republic coin products to sustain demand until we are able to offer a more diverse product line with new shipwreck products and stories.

The SS Republic silver program was re-developed in the first quarter of 2008 to take advantage of emerging research on the silver coins from the SS Republic. This includes the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey has continued to expand distribution channels in the current quarter with a broader base of coin and collectible marketers, including opening markets overseas. We are also re-evaluating our efforts with our direct marketing partner (inbound and outbound call center and infrastructure) to improve profitability. We plan to continue expansion of our indirect sales programs and distribution channels where our profit margins have been much greater.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. Cost of sales as a percentage of revenue for 2008 and 2007 was 33% and 23%, respectively. The lower cost of sales percentage in 2007 was due to the sales mix that included higher priced gold coins.

Marketing, general and administrative expenses were $3.3 million in 2008 as compared to $2.7 million in 2007. Of the $.6 million increase, $1.0 million was related to additional share-based compensation costs ($.7 million) and cash separation payment ($.3 million) due to the departure our former Chief Executive Officer in January 2008, offset by a reduction in advertising and commissions of $.4 million due to lower direct coin sales.

Operations and research expenses were $3.8 million in 2008, compared to $2.8 million in 2007. The $1.0 million increase was due to vessel operating expenses primarily associated with repairs and maintenance of the Odyssey Explorer. This work included main engine and generator strip downs, extensive steelwork repairs to meet Class requirements, and accelerating four additional Class surveys, normally scheduled for July 2008, but executed early in order not to interfere with search and recovery operations in the prime work season.

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities in the first three months of 2008 was $7.1 million. This amount primarily reflected an operating loss of $6.8 million offset in part by non-cash items including depreciation and amortization ($.8 million) and share based compensation ($.9 million), and a net decrease in working capital (net $2.0 million) primarily attributable to a decrease in accrued expenses ($1.8 million) and an increase in restricted cash ($.5 million) required by our new credit facility. Net cash used in operating activities in the first three months of 2007 was $4.4 million. This amount primarily reflected an operating loss of $3.8 million offset by non-cash items including depreciation ($.6 million) and share based compensation ($.3 million), and an increase in assets ($.9 million) offset by a decrease in current liabilities ($.6 million).

Cash flows used in investing activities were $.6 million and $.3 million for the first three months in 2008 and 2007, respectively. Cash used in investing activities in 2008 and 2007 primarily reflected purchase of property and equipment for our marine operations group and also included in 2008 capitalized maintenance for extensive engine repairs and upgrades to the Ocean Alert.

Cash flows used by financing activities for the first three months of 2008 were $2.6 million. This included repayment of our building mortgage and equipment loan payable with Mercantile Bank ($3.1 million) due to our new credit facility with Fifth Third Bank, offset by proceeds from the issuance of common stock of $.5 million. We plan to replace the building mortgage in 2008. In 2007, the cash provided by financing activities of $6.5 million primarily included $6.6 million from the sale of Series D Preferred Stock offset by $.1 million for repayment of mortgage and loans payable.

General

At March 31, 2008, we had cash and cash equivalents of $8.0 million, a decrease of $10.3 million from the December 31, 2007 balance of $18.3 million.

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. We are required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly. The line of credit is initially secured by approximately 33,000 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. We are required to comply with a number of customary covenants and intend to use the line of credit as a means to fund ongoing operations. Initially the line of credit was used to payoff our first mortgage with Carolina First Bank for approximately $2.4 million as well as the equipment loan payable due Mercantile Bank of approximately $.6 million plus any closing costs of the transaction. In March 2008, the outstanding Fifth Third line of credit of approximately $3.0 million was paid off due to our excess cash position. We plan to refinance our corporate office building in 2008.

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

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 did not have an effect on Odyssey’s consolidated results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This standard permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on Odyssey’s consolidated results of operations or financial position.

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

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On or about December 14, 2004, a complaint was filed against seven defendants, including the Company, in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research, which was provided to Seahawk, led to the discovery of the SS Republic and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants allege that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants’ motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. On October 15, 2007, the Appellate Court denied the appeal but ruled that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings, and the case was remanded to the trial court. Counsel for the Plaintiffs filed a Motion to Withdraw as counsel which was denied by the trial court on April 14, 2008. The parties will continue the discovery process and proceed in the litigation. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

See the information set forth under the heading “Operational Update – Admiralty Legal Proceedings” in Part I, Item 2 of this report for disclosure regarding certain admiralty legal proceedings in which Odyssey is involved. Such information is hereby incorporated by reference into this Part II, Item 1.

In addition to the legal proceedings described above, the Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business.

ITEM 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2007 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2008, that have not been reported in a Current Report on Form 8-K.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 6, 2008	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer