Form 10-Q
period 2008-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2008-08-11
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-31895

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller Reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 31, 2008 was 48,177,136.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,173,745	$18,321,349
Restricted cash	490,963	—
Accounts receivable, net	462,168	585,051
Inventory	1,398,814	2,024,676
Other current assets	308,854	401,329

Total current assets	8,834,544	21,332,405

PROPERTY AND EQUIPMENT
Equipment and office fixtures	14,101,788	13,495,418
Building and land	4,702,173	3,709,873
Accumulated depreciation	(7,995,774)	(6,875,121)

Total property and equipment, net	10,808,187	10,330,170

OTHER ASSETS
Inventory (non current)	6,057,591	5,746,970
Other non current assets	1,136,561	1,148,155

Total other assets	7,194,152	6,895,125

Total assets	$26,836,883	$38,557,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$559,175	$776,378
Accrued expenses	1,693,523	3,562,260
Mortgage and loans payable	2,542,774	449,024
Deposits	16,979	82,090

Total current liabilities	4,812,451	4,869,752

LONG TERM LIABILITIES
Mortgage and loans payable	734,917	2,601,286
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	1,622,417	3,488,786

Total liabilities	6,434,868	8,358,538

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 2,469,980 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 7,340,000 shares authorized; 6,900,000 issued and outstanding	690	690
Preferred stock series E convertible - $.0001 par value; 20 shares authorized; 13 issued and outstanding	—	—
Preferred stock series F convertible - $.0001 par value; 30 shares authorized; 22 issued and outstanding	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 48,129,636 and 47,766,848 issued and outstanding	4,813	4,777
Additional paid-in capital	96,082,606	93,659,049
Accumulated deficit	(75,686,094)	(63,465,354)

Total stockholders’ equity	20,402,015	30,199,162

Total liabilities and stockholders’ equity	$26,836,883	$38,557,700

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	June 30, 2008	June 30, 2007
REVENUE	$1,120,553	$1,732,348

OPERATING EXPENSES
Cost of sales	233,629	525,939
Marketing, general and administrative	2,409,328	3,026,709
Operations and research	3,976,649	4,461,103

Total operating expenses	6,619,606	8,013,751

LOSS FROM OPERATIONS	(5,499,053)	(6,281,403)

OTHER INCOME (EXPENSE)
Interest income	37,199	68,556
Interest expense	(9,772)	(123,771)
Other	31,947	18,998

Total other income (expense)	59,374	(36,217)

LOSS BEFORE INCOME TAXES	(5,439,679)	(6,317,620)
Income tax benefit (provision)	—	—

NET LOSS	(5,439,679)	(6,317,620)

NET LOSS PER SHARE
Basic and diluted	$(.11)	$(.13)

Weighted average number of common shares outstanding
Basic and diluted	48,082,117	47,038,620

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Six Months Ended
	June 30, 2008	June 30, 2007
REVENUE	$1,401,582	$3,881,544

OPERATING EXPENSES
Cost of sales	326,749	1,011,969
Marketing, general and administrative	5,695,331	5,690,462
Operations and research	7,764,291	7,214,935

Total operating expenses	13,786,371	13,917,366

LOSS FROM OPERATIONS	(12,384,789)	(10,035,822)

OTHER INCOME (EXPENSE)
Interest income	142,760	112,413
Interest expense	(48,209)	(247,184)
Other	69,497	42,814

Total other income (expense)	164,048	(91,957)

LOSS BEFORE INCOME TAXES	(12,220,741)	(10,127,779)
Income tax benefit (provision)	—	—

NET LOSS	(12,220,741)	(10,127,779)

NET LOSS PER SHARE
Basic and diluted	$(.25)	$(.25)
Weighted average number of common shares outstanding
Basic and diluted	47,997,164	46,947 ,430

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,220,741)	$(10,127,779)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,435,126	1,285,784
Financing costs	33,794	—
Loss on disposal of equipment	28,386	18,576
Share-based compensation	1,249,671	661,786
(Increase) decrease in:
Restricted cash	(490,963)	—
Accounts receivable	122,883	56,193
Inventory	315,241	718,072
Other assets	99,699	(109,169)
Increase (decrease) in:
Accounts payable	(217,203)	149,293
Accrued expenses	(1,768,795)	(11,181)

NET CASH (USED) BY OPERATING ACTIVITIES	(11,412,902)	(7,358,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,170,159)	(527,098)
Proceeds from sale of equipment	12,000	—

NET CASH (USED) BY INVESTING ACTIVITIES	(1,158,159)	(527,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	808,870	452,781
Proceeds from issuance of preferred stock	—	14,300,000
Proceeds from warrants exercise	200,000	—
Broker commission and fees on private offering	—	(45,000)
Proceeds from issuance of loan payable	2,500,000	—
Repayment of mortgage and loans payable	(3,085,413)	(226,030)

NET CASH PROVIDED BY FINANCING ACTIVITIES	423,457	14,481,751

NET INCREASE (DECREASE) IN CASH	(12,147,604)	6,596,228
CASH AT BEGINNING OF PERIOD	18,321,349	2,415,842

CASH AT END OF PERIOD	$6,173,745	$9,012,070

SUPPLEMENTARY INFORMATION:
Interest paid	$48,856	$257,479
Income taxes paid	$—	$—
NON CASH TRANSACTIONS:
Beneficial conversion option related to preferred stock issuance	$—	$1,555,338
Settlement of outstanding balances with line of credit	$3,018,310	$—
Building and equipment purchased with financing	$779,000	$—
Accrued compensation paid by common stock	$165,051	$189,395
Transfer of Attraction development assets into Property and equipment	$—	$280,539

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2008, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2008, we did not own securities with a maturity greater than three months.

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

At June 30, 2008 and 2007, weighted average common shares outstanding year-to-date were 47,997,164 and 46,947,430, respectively. For the periods ended June 30, 2008 and 2007 in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of diluted EPS:

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Average market price during the period	$5.04	$4.17	$4.88	$5.30

In the money potential common shares excluded	556,122	573,185	500,389	1,082,540

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Out of the money options and warrants excluded:
Stock options with an exercise price of $5.00 per share	—	1,125,000	975,000	—
Stock options with an exercise price of $7.00 per share	100,000	—	100,000	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	—

Total anti-dilutive warrants and options excluded from EPS	200,000	1,225,000	1,175,000	—

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted EPS were excluded from potential common shares as follows:

	Six Months Ended		Three Months Ended
	June 30 2008	June 30, 2007	June 30 2008	June 30, 2007
Potential common shares from Preferred Stock excluded from EPS	10,400,000	5,149,724	10,400,000	6,166,667

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss	$(12,220,741)	$(10,127,779)	$(5,439,679)	$(6,317,620)
Discount on preferred stock issuance	$—	$(1,555,338)	$—	$—

Numerator, basic and diluted net income (loss) available to stockholders	$(12,220,741)	$(11,683,117)	$(5,439,679)	$(6,317,620)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	47,997,164	46,947,430	48,082,117	47,038,620

Shares used in computation – diluted:
Weighted average common shares outstanding	47,997,164	46,947,430	48,082,117	47,038,620
Dilutive effect of options and warrants outstanding	—	—	—	—

Shares used in computing diluted net income per share	47,997,164	46,947,430	48,082,117	47,038,620

Net loss per share – basic	$(0.25)	$(0.25)	$(0.11)	$(0.13)
Net loss per share – diluted	$(0.25)	$(0.25)	$(0.11)	$(0.13)

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the six-month periods ended June 30, 2008 and 2007 was $1,249,671 and $661,786 respectively, and for the three-month periods ended June 30, 2008 and 2007 was $367,610 and $390,973, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended June 30, 2007 was $2.59. We did not grant options during the three-month period ended June 30, 2008. Fair value was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the three-month period ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Risk-free interest rate	—	5.0%
Expected volatility of common stock	—	60.1%
Dividend yield	—	0%
Expected life of options	—	5-6 years

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

Segment reporting

Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information (“FAS 131”), requires segment reporting when certain conditions are achieved. Based on the requirements of FAS 131, we previously reported our themed attractions as a segment. Since January 1, 2008, we no longer have a reportable segment.

NOTE C – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008, $500,000 was deposited into an interest-bearing account from which interest payments will be made for the first one-year period. On the first anniversary of the facility, we will deposit into the account an amount sufficient to ensure a balance of $500,000 for interest payments during the second year of the facility. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company.

NOTE D - INVENTORY

Our inventory consisted of the following:

	June 30, 2008	December 31, 2007
Artifacts	$7,049,296	$7,279,464
Merchandise	621,001	661,899
Packaging	351,927	389,381
Merchandise inventory reserve	(565,819)	(559,098)

Total inventory	$7,456,405	$7,771,646

Of these amounts, $6,057,591 and $5,746,970 are classified as non-current as of June 30, 2008 and December 31, 2007, respectively.

In the event we secure ownership rights to the recovered artifacts of the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archeological state. We have capitalized costs of approximately $2.2 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE E - INCOME TAXES

As of June 30, 2008, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $77 million. The NOL will expire in various years ending through the year 2028.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$28,086,908
Accrued expenses	468,461
Reserve for accounts receivable	3,007
Reserve for inventory return	200,800
Start-up costs	108,611
Excess of book over tax depreciation	259,889
Stock option expense	975,885
Less: valuation allowance	(28,728,569)

$1,374,992

Deferred tax liability:
Property and equipment basis	$70,254
Prepaid expenses	64,376
Inventory capitalization	1,240,362

1,374,992

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at June 30, 2008. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of June 30, 2008. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

June 30, 2008	$28,728,569
December 31, 2007	24,265,356

Change in valuation allowance	$4,463,213

Income taxes for the six-month periods ended June 30, 2008 and 2007 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	June 30, 2008	June 30, 2007
Expected (benefit)	$(4,155,052)	$(3,443,444)
State income taxes net of federal benefits	(187,548)	(142,508)
Nontaxable expense	7,464	5,749
Stock options exercised	(137,781)	(472,251)
Change in valuation allowance	4,463,213	4,068,998
Effects of:
Change in apportionment estimate	27,351	—
Other, net	(17,647)	(16,544)

	$—	$—

During the six-month periods ended June 30, 2008 and 2007, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $143,811 and $256,216, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

Effective January 1, 2006, we are required to capitalize inventory costs under Internal Revenue Code Section 263A. This adjustment created a deferred tax liability in the amount of $3,314,407 on January 1, 2006 and will be recognized over the four year period beginning January 1, 2006. The remaining deferred tax liability as of June 30, 2008 is $1,240,362.

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

NOTE F - CONTINGENCIES

Legal Proceedings

On or about December 14, 2004, a complaint was filed against seven defendants, including the Company, in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research, which was provided to Seahawk, led to the discovery of the SS Republic, and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants alleged that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants’ motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. On October 15, 2007, the Appellate Court denied the appeal but ruled that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings, and the case was remanded to the trial court. Counsel for the Plaintiffs filed a Motion to Withdraw as counsel which was denied by the trial court on April 14, 2008. The parties will continue the discovery process and proceed in the litigation. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

In addition to the legal proceedings described above, the Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business.

NOTE G – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and loan payable consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Revolving credit facility	$2,500,000	$—
Mortgage payable	777,691	2,410,310
Loan payable	—	640,000

	$3,277,691	$3,050,310

Revolving Credit Facility

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

On March 29, 2006, we entered into an Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”) with Mercantile Bank. The Amended Credit Agreement replaced the Company’s prior agreement with Mercantile Bank. The Amended Credit Agreement reduced the amount of the commitment from Mercantile Bank from a $6.0 million revolving credit facility to a $3.0 million revolving credit facility. The $4.0 million of gold coins previously collateralized were removed from the Amended Credit Agreement and silver coins collateralized and held by the custodian increased from 10,000 to 15,000 coins. The credit facility had a floating interest rate equal to the “LIBOR 30-Day Index Rate” plus two hundred sixty-five basis points (2.65%), required monthly payments of interest only and was due in full on April 21, 2008. The Company was also required to pay Mercantile Bank an unused line fee equal to 0.25% per annum of the unused portion of the credit line, payable quarterly. Additionally, the Company granted Mercantile Bank a first lien position on all corporate assets, including a provision not to pledge as collateral Company-owned vessels. The Company was required to comply with a number of covenants as stated in the Amended Credit Agreement. On February 7, 2008, this Mercantile Bank credit facility was terminated. The bank released all collateral securing this debt.

Mortgage Payable

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has monthly payment of $5,080 and a maturity date of May 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. The seller is carrying a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. The interest is at a variable rate of 1.0% above the prime interest rate stated by Colonial Bank of Tampa. This obligation has a maturity date of May 2012 and is secured by the related mortgage real property.

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

NOTE H - PREFERRED STOCK

Series D Preferred Stock

On May 2, 2007, we issued and sold an aggregate of 2.2 million shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), at a price of $3.50 per share, for an aggregate purchase price of $7.7 million in cash. The shares of Series D Preferred Stock were issued and sold upon the exercise of outstanding warrants, which were set to expire on May 15, 2007, to purchase the shares. The Series D Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series D Preferred Stock is convertible into one share of the Company’s Common Stock. However, no holder may convert any or all of the shares of Series D Preferred Stock held by such holder if and to the extent that such conversion would cause such holder to be a beneficial owner of more than nine and nine-tenths percent (9.9%) of the Common Stock, as determined under Rule 16a-1(a)(1) under the Securities Exchange Act of 1934, as amended. Holders of the Series D Preferred Stock have the right to participate in any dividends declared by us on our Common Stock on an as-if-converted basis.

On January 24, 2007, we issued and sold an aggregate of 2.2 million shares of Series D Preferred Stock at a price of $3.00 per share, for an aggregate purchase price of $6.6 million in cash, pursuant to a Series D Preferred Stock Purchase Agreement (the “Purchase Agreement”). In connection with the transaction, the Company issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009. These warrants constituted a beneficial conversion option, which is a discount on the preferred stock offering, since they added value to the offering. The Black-Scholes valuation method was utilized in valuing these warrants. Since the related Series D Preferred Stock was immediately convertible, the entire discount on the preferred stock offering of $1,555,338 was amortized to retained earnings thus decreasing the income available to stockholders. We also issued to certain of the investors warrants to purchase an aggregate of 2.2 million shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007.

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

NOTE I – COMMON STOCK OPTIONS

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options can not be granted from that plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan was adopted by our Board of Directors on August 3, 2005 and approved by our stockholders at the Annual Meeting of Stockholders on May 5, 2006. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We have reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the plan, and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. On January 16, 2008 the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for shareholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. The incentive option and any non-qualified option granted under the plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This standard permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on Odyssey’s consolidated results of operations or financial position.

NOTE K – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents. Our policy is to place our cash and cash equivalents with high credit quality financial institutions in order to limit the amount of credit exposure. Funds are maintained in five financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000 per legal entity per financial institution. At June 30, 2008 our uninsured cash balance was approximately $6.5 million which includes $3.0 million in AAA S&P rated registered institutional money market funds.

NOTE L – RESTATEMENT

The December 31, 2007 balance sheet has been restated to reflect a correction in the valuation of the beneficial conversion option related to the exchange of warrants to purchases 2.2 million shares of common stock for warrants to purchases 2.2 million shares of Series D Preferred stock and to include the valuation of embedded beneficial conversion feature associated with the January 2007 Series D Preferred Stock offering. The restated valuation results in an additional discount of approximately $1.2 million reflected as an increase in additional paid-in capital and accumulated deficit. Net loss per share, basic and diluted, increased by $.03 per share.

NOTE M – SUBSEQUENT EVENT

In July 2008, we entered into a Loan Agreement (the “Loan Agreement”) with Fifth Third Bank (the “Bank”). Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan is evidenced by a Commercial Promissory Note (the “Note”) and bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. Pursuant to a related Mortgage and Security Agreement (the “Mortgage”), the loan is secured by a first mortgage on our corporate office building. The Loan Agreement, the Note, and the Mortgage contain customary representations and warranties, affirmative and negative covenants, conditions, and other provisions.

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

Operational Update

We have numerous shipwreck projects in various stages of development around the world. In order to protect the identities of the targets of our planned search or recovery operations, in some cases, we will defer disclosing specific information relating to our projects until we have located a shipwreck or shipwrecks of interest and determined a course of action to protect our property rights.

Additional information regarding projects discussed below may be found in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Only projects with status updates since these reports were filed will be discussed herein.

Equipment

Our 251’ deep-ocean archaeological platform, Odyssey Explorer, recently underwent routine repairs and extensive upgrades and is now conducting operations in the “Atlas” search area (additional information below). The upgrades to the Odyssey Explorer included the installation and integration of ZEUS II, a next-generation heavy work Remotely Operated Vehicle (ROV), reconfigured for deep-ocean archaeological survey and recovery operations including inspections, photographic and video documentation and artifact recovery. An upgraded, state-of-the-art dual frequency side-scan sonar system was also installed, which allows the Odyssey Explorer to conduct both side-scan and ROV operations to maximize efficiency based on weather conditions and operational objectives. Other work in dry dock included main engine and generator strip downs, extensive steelwork repairs to the aft ballast tanks to maintain Class requirements, and four additional Class surveys that were scheduled for this year.

Our vessel the Ocean Alert has been undergoing an extensive overhaul of engines which took longer than expected. Upon completion of the repairs, expected in August, the Ocean Alert will be conducting sea trials and will resume side-scan search operations in the “Atlas” search area thereafter.

If necessary to meet operational goals, we may lease equipment and ships from third parties from time to time. Due to the Ocean Alert repairs, we entered into short-term ship charters to supplement our search operations during the period which is the most favorable weather for operations.

“Atlas” Search Project

The “Atlas” Search Project encompasses a minimum of five high value targets within a search area covering more than 5,000 square miles. We conducted operations in this search area during the 2005 and 2006 seasons, and operations resumed in this area in April 2008. Results to date in the “Atlas” search area include the discovery of three Colonial period shipwreck sites containing cannon which are the subject of Admiralty arrests filed by us. The first site was located and arrested in 2006. Admiralty arrests were filed in May 2008 on the two additional cannon sites discovered in 2008. The Company’s archaeological and conservation teams are currently developing archaeological excavation and conservation plans for these sites. For additional information refer to the “Admiralty Legal Proceedings” section.

Work in the “Atlas” area, including side-scan and ROV operations, is planned to continue as long as the weather proves favorable for operations.

During the 2008 “Atlas” season, the Odyssey crews have been accompanied by television production crews from JWM Productions, who are producing an 11-episode prime-time television series for Discovery Channel, scheduled to air worldwide in 2009. JWM has exclusive access to film Odyssey’s operations in the “Atlas” search area and certain other locations as needed for JWM to complete filming for the series. JWM also has limited use of our resources for production of the series.

Revenue generated by the production of this television series is included with the quarterly revenue discussed in the “Results of Operations” section. In addition to revenue generated from the production of the series, we anticipate we will benefit from the brand building and exposure generated by an international television series sharing the excitement of our marine explorations.

HMS Sussex Project

HMS Sussex was a large 80-gun English warship lost in a severe storm in 1694 off the coast of Gibraltar. Based on documentary research conducted by contract researchers and our in-house research team in libraries and historical archives in the UK, France and other countries, we believe there is a high probability the ship was carrying a cargo of coins with a substantial value.

Based on the results of offshore operations conducted in 1998, 1999, 2000, and 2001 we believe there is a high probability we may have located the remains of HMS Sussex. In September 2002, we entered into a partnering agreement with the owner of HMS Sussex, the Government of the United Kingdom of Great Britain and Northern Ireland, which we refer to as Her Majesty’s Government (HMG). An overview of the agreement is available at www.shipwreck.net/pam.

In accordance with that agreement, and the approved HMS Sussex archaeological project plan (public version available at www.shipwreck.net/sussexpp.html), we have completed to the satisfaction of HMG all work detailed in Phase 1A and portions of Phase 1B of the plan. Due to interference by various Spanish entities we have postponed further work on the project to allow diplomatic issues to be resolved.

In July 2008, we delivered to HMG an Archaeological Report detailing the pioneering deep-ocean archaeological work done on the site during Phase 1A and portions of 1B conducted in late 2005 and early 2006. The report includes the results of environmental and biological sampling, which were submitted for extensive post-fieldwork analysis. Coring samples and other evidence indicate that the wreck site may be at least twice as large as is visible on the sea floor, and could potentially include areas displaced some distance from the visible wreck mound. Only further trenching and site exploration can confirm or discount the presence of considerably more wreck material than is either evident or exposed in the limited trial trenching conducted.

Although the work completed to date does not conclusively identify the site as that of the Sussex, the evidence gathered suggests a vessel of the approximate time and provenance of HMS Sussex.

“Black Swan” Project

The “Black Swan” is a Colonial period site we discovered during 2007 in the Atlantic Ocean. The Company recovered over 500,000 silver coins weighing more than 17 tons, hundreds of gold coins, worked gold and other artifacts from this site.

We have taken great care to archaeologically document this site and to carefully conserve and record all artifacts to the highest professional standards. The site which is primarily comprised of cargo spread over a large area does not contain an actual vessel or shipwreck. There are no signs of human remains at the site; however, the site is being treated with the utmost respect. We believe it is important to keep the location of the site confidential to protect the integrity of the site.

We have indicated that no actual ship or vessel has been found at the site. One working hypothesis put forth by us is that a vessel related to the cargo found at this deep-water site may be the Nuestra Señora de las Mercedes (the “Mercedes”), sunk in 1804 while carrying mostly private merchant cargo. The Kingdom of Spain, which has filed a claim in this case, stated in court documents their belief that the site in question is definitely the Mercedes.

The recovered cargo and artifacts were brought to the United States under an Admiralty arrest action and we have been appointed Substitute Custodian by the US District Court. For additional information refer to the “Admiralty Legal Proceedings” section below.

Admiralty Legal Proceedings

An Admiralty arrest is a legal process in which Odyssey seeks recognition from the Court of Odyssey’s salvor in possession status for a specific shipwreck, site or cargo. It is the first legal step in establishing Odyssey’s rights to ownership or to a salvage award. Odyssey currently has six pending Admiralty arrest cases; three in the “Atlas” search area, the “Black Swan,” the “Firefly” and a 20th Century passenger liner in the Mediterranean.

Additional information regarding the admiralty legal proceedings for these arrests may be found in our Annual Report on Form 10K for the year ended December 31, 2007, and our Quarterly Report on Form 10Q for the quarter ended March 31, 2008. Only arrests with status updates since these reports were filed will be discussed below.

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

“Black Swan” Arrest

In April 2007, we filed an Admiralty arrest on a site in the Atlantic Ocean approximately 1,100 meters deep, beyond the territorial waters or contiguous zone of any sovereign nation and we were appointed substitute custodian for all artifacts recovered from the site (Case number 8:07-cv-00614). In May 2007, the Kingdom of Spain filed a notice in this case stating that the Spanish government did not intend to give up rights on any Spanish property which might be on the site.

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

On March 12, 2008, the Court issued orders in this case, the 2006 Atlas case and the Mediterranean case confirming that Odyssey had complied with all discovery orders thus far and instructing Odyssey to respond within thirty days to interrogatories regarding its theory as to the identities of any vessels related to the sites.

On April 11, 2008, Odyssey filed its responses to the Court’s interrogatories and identified the Nuestra Señora de las Mercedes (the Mercedes), a vessel assigned to transport mail, private passengers, consignments of merchant goods and other cargoes, as one vessel potentially related to the “Black Swan” site, although there is evidence which may contradict this hypothesis. Odyssey reiterated that no vessel has been found at the site, and stated that other hypotheses are also being explored. Spain then filed its answers to the Court’s interrogatories indicating that it had concluded that the vessel related to the “Black Swan” site was, in fact, the Mercedes. The court has ordered Spain to file its Motion to Dismiss based upon the Foreign Sovereign Immunities Act (alleging that the U.S. Federal Court lacks jurisdiction) on or before September 22, 2008. Odyssey’s response is due November 17, 2008.

“Atlas” Arrests

In May 2008, we filed Admiralty arrests on two separate Colonial period shipwreck sites in the “Atlas” search area (Case numbers 8:08-cv-01044 and 8:08-cv-01045). Both sites contain cannon and other artifacts. On June 20, 2008, U.S. District Court for the Middle District of Florida appointed Odyssey as Substitute Custodian of both sites and the artifacts recovered therefrom. These two arrests are in addition to the site located and arrested in September 2006 in the “Atlas” area (Case number 8:06-cv-01685). The remainder of the information in this section refers only to the September 2006 arrest.

In May 2007, the Kingdom of Spain filed a notice in this case stating that the Spanish government did not intend to give up rights on any Spanish property which might be on the sites. On December 20, 2007, Keith Bray filed an Intervening Complaint in this case involving the site arrested in September 2006. His claim includes counts for Fraud, Rescission and Mutual Mistake and seeks to have the Court rescind his contract with Odyssey which specifically provided that Bray was entitled to nothing other than the cash payment paid to him for historical research work. On January 9, 2008, Odyssey filed its Answer and Affirmative Defenses to the Intervening Complaint denying Bray’s allegations and attaching a copy of the Research Agreement which Odyssey had with Bray.

On March 12, 2008, the Court issued orders in this case confirming that Odyssey had complied with all discovery orders thus far and instructing Odyssey to respond within thirty days to interrogatories regarding its theory as to the identities of any vessels related to the sites. On April 11, 2008, Odyssey filed in this case its responses to the Court’s interrogatories. Odyssey stated that it had not confirmed the identity of any vessel related to this site, but named the Merchant Royall, a British merchant vessel lost in 1641, as a possible vessel related to the site, although there is some evidence being examined that may contradict this theory. Spain filed its answers to the Court’s interrogatories indicating that it believed the vessel related to this arrested site was the Merchant Royall.

After initial discovery and several pre-trial hearings, the parties appeared again in Court on June 9, 2008. Considering Spain’s admission that it had no claim to anything that had been brought before the Court in this case, at the status hearing, the Court urged Spain and Odyssey to reach a settlement. Odyssey has proposed a voluntary dismissal without prejudice and awaits a response from Spain. The discovery process for this case continues and the Court issued a case management and scheduling order on June 11, 2008 that sets completion of discovery for all parties by October 23, 2008 with a non-jury trial set for the January 5, 2009.

Mediterranean Arrest

In April 2007, Odyssey filed an Admiralty arrest on a shipwreck in the Mediterranean believed to be the Ancona, a 20th century passenger liner believed to be carrying valuable cargo, and was appointed substitute custodian of the artifacts recovered (Case number 8:07-cv-00616). In May 2007, the Kingdom of Spain filed a notice in this case stating that the Spanish government did not intend to give up rights on any Spanish property which might be on the site. On March 12, 2008, the Court issued orders in this case confirming that Odyssey had complied with all discovery orders thus far. On April 1, 2008, Spain voluntarily dismissed its claim in this Admiralty case.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

	(Unaudited) (Dollars in millions)
	2008	2007	Increase/(Decrease)
			$ Var	% Var
Revenue	$1.1	$1.7	$(.6)	(35)%

Cost of sales	.2	.5	(.3)	(56)%
Marketing, general and administrative	2.4	3.0	(.6)	(20)%
Operations and research	4.0	4.5	(.5)	(11)%

Total cost and expenses	$6.6	$8.0	$(1.4)	(17)%

The explanations that follow are for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Revenue

Revenue is generated primarily through the sale of coins, but also includes revenue from the sale of artifacts, merchandise, themed attractions, and beginning this quarter, expedition charter revenue ($.3 million) in connection with the production of a shipwreck exploration television series. Revenues for 2008 and 2007 were $1.1 million and $1.7 million, respectively, representing sales of approximately 775 coins in 2008 and 1,000 coins in 2007. The decrease of $.6 million in revenue for 2008 is primarily due to fewer coins sold in 2008 versus the same period in 2007. Also, the sales mix in 2008 represented all silver coins while the 2007 sales mix included approximately 31% gold coins which are priced much higher than silver coins. With the SS Republic gold inventory sold out, except for a small quantity of high grade coins, we continue to develop the SS Republic coin products to sustain demand until we are able to offer a more diverse product line with new shipwreck products and stories.

The SS Republic silver program was re-developed in the first quarter of 2008 to take advantage of emerging research on the silver coins from the SS Republic. This includes the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey has continued to expand distribution channels in the current quarter with a broader base of coin and collectible marketers, including opening markets overseas. We have also re-evaluated our efforts with our direct marketing partner (inbound and outbound call center and infrastructure) and restructured our agreement to expand on our indirect sales programs and distribution channels where our profit margins have been much greater.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins as a percentage of revenue for 2008 and 2007 was 38% and 19%, respectively. The lower cost of sales percentage in 2007 was due to the sales mix that included higher priced gold coins. There is no cost of sales component associated with our themed attraction and expedition charter revenues which aggregated $.5 million in 2008.

Marketing, general and administrative expenses were $2.4 million in 2008 as compared to $3.0 million in 2007. The decrease of $.6 million was primarily attributable to lower advertising and commissions related to the restructure of our direct sales program with our direct marketing partner.

Operations and research expenses were $4.0 million in 2008, compared to $4.5 million in 2007. The $.5 million decrease was primarily due to lower vessel operating expenses ($.1 million) and lower themed attraction expenses ($.4 million).

Six months ended June 30, 2008 compared to six months ended June 30, 2007

	(Unaudited) (Dollars in millions)
	2008	2007	Increase/(Decrease)
			$ Var	% Var
Revenue	$1.4	$3.9	$(2.5)	(64)%

Cost of sales	.3	1.0	(.7)	(68)%
Marketing, general and administrative	5.7	5.7	—	—
Operations and research	7.8	7.2	.6	8%

Total cost and expenses	$13.8	$13.9	$(.1)	(1)%

The explanations that follow are for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Revenue

Revenue is generated primarily through the sale of coins, but also includes revenue from the sale of artifacts, merchandise, themed attractions and, beginning this quarter, expedition charter revenue ($.3 million) in connection with the production of a shipwreck exploration television series. Revenues for 2008 and 2007 were $1.4 million and $3.9 million, respectively, representing sales of approximately 965 coins in 2008 and 2,290 coins in 2007. The decrease of $2.5 million in revenue for 2008 is primarily due to fewer coins sold in 2008 versus the same period in 2007. Also, the sales mix in 2008 represented all silver coins while the 2007 sales mix included approximately 33% gold coins which are priced much higher than silver coins. With the SS Republic gold inventory sold out, except for a small quantity of high grade coins, we continue to develop the SS Republic coin products to sustain demand until we are able to offer a more diverse product line with new shipwreck products and stories.

The SS Republic silver program was re-developed in the first quarter of 2008 to take advantage of emerging research on the silver coins from the SS Republic. This includes the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey has continued to expand distribution channels in the current quarter with a broader base of coin and collectible marketers, including opening markets overseas. We have also re-evaluated our efforts with our direct marketing partner (inbound and outbound call center and infrastructure) and restructured our agreement to expand on our indirect sales programs and distribution channels where our profit margins have been much greater.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sales of coins. Cost of sales for coins as a percentage of revenue for 2008 and 2007 was 39% and 18%, respectively. The lower cost of sales percentage in 2007 was due to the sales mix that included higher priced gold coins. There is no cost of sales component associated with our themed attraction and expedition charter revenues which aggregated $.6 million in 2008.

Marketing, general and administrative expenses were $5.7 million in 2008 and 2007. Additional share-based compensation costs ($.6 million) and a cash separation payment and consulting fees ($.5 million) due to the departure our former Chief Executive Officer in January 2008 were offset by lower advertising and commissions ($.9 million) related to the restructure of our direct sales program with our direct marketing partner and lower legal expenses ($.2 million).

Operations and research expenses were $7.8 million in 2008, compared to $7.2 million in 2007. Of the $.6 million increase, $.9 million was related to vessel operating expenses primarily associated with repair and maintenance and fuel costs offset by lower themed attraction expenses ($.3 million).

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities in the first six months of 2008 was $11.4 million. This amount primarily reflected an operating loss of $12.2 million offset in part by non-cash items including depreciation and amortization ($1.4 million) and share based compensation ($1.3 million), and a net decrease in working capital (net $1.9 million) primarily attributable to a decrease in accrued expenses ($1.7 million) and an increase in restricted cash ($.5 million) required by our new credit facility. Net cash used in operating activities in the first six months of 2007 was $7.4 million. This amount primarily reflected an operating loss of $10.1 million offset by non-cash items including depreciation ($1.3 million) and share based compensation ($.7 million), and a decrease in inventory ($.7 million).

Cash flows used in investing activities were $1.2 million and $.5 million for the first six months in 2008 and 2007, respectively. Cash used in investing activities in 2008 primarily reflected purchase of property and equipment which included capitalized maintenance for extensive engine repairs and upgrades to the Ocean Alert ($.5 million), and the purchase of a building for $1.0 million of which we financed $.8 million, used primarily as a conservation lab and storage facility. Cash used in investing activities in 2007 primarily reflected purchase of property and equipment of which $.4 million represented marine equipment and $.1 million was for our themed attractions primarily for the opening of our SHIPWRECK! Pirates & Treasure exhibit.

Cash flows provided by financing activities for the first six months of 2008 were $.4 million. This included repayment of our building mortgage and equipment loan payable with Mercantile Bank ($3.1 million) due to our new credit facility with Fifth Third Bank, offset by proceeds from the issuance of common stock and exercise of warrants ($1.0 million) and proceeds from our revolving line of credit ($2.5 million). In July 2008 we replaced the building mortgage with Fifth Third Bank. In 2007, the cash provided by financing activities primarily included $14.7 million from the sale of preferred and common stock, offset by $.2 million for repayment of mortgage and loans payable.

General

At June 30, 2008, we had cash and cash equivalents of $6.2 million, a decrease of $12.1 million from the December 31, 2007 balance of $18.3 million.

On February 7, 2008, we entered into a $5.0 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. We are required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly. The line of credit is initially secured by approximately 33,000 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. We are required to comply with a number of customary covenants and intend to use the line of credit as a means to fund ongoing operations. Initially the line of credit was used to payoff our first mortgage with Carolina First Bank for approximately $2.4 million as well as the equipment loan payable due Mercantile Bank of approximately $.6 million plus any closing costs of the transaction. On May 14, 2008, we purchased a building, approximately 8,000 square feet which is used as our conservation lab and storage facility. The building was previously leased by Odyssey. The building was financed by a first and second mortgage of approximately $.8 million on the property. As of June 30, 2008, we had an outstanding balance of $2.5 million on the line of credit.

On July 11, 2008, we entered into a loan agreement with Fifth Third Bank for approximately $2.6 million. The loan is evidenced by a commercial promissory note and bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires Odyssey to make monthly principal payments in the amount of $10,750 plus accrued interest. The loan is secured by a first mortgage on Odyssey’s corporate office building located in Tampa, Florida.

Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will satisfy our working capital requirements through 2008. However, we anticipate we will continue to incur net losses through the remainder of 2008. Our capacity to generate net income in future periods will be dependent upon the success of our ability to recover and monetize high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court. At the present time we cannot determine how long that process will take. If cash flow is not sufficient to meet our projected business plan requirements in 2008, we will be required to raise additional capital and/or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” This standard permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on Odyssey’s consolidated results of operations or financial position.

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

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On or about December 14, 2004, a complaint was filed against seven defendants, including the Company, in the Court of Common Pleas in the Ninth Judicial Circuit, County of Charleston, in the State of South Carolina. The complaint was filed by Republic & Eagle Associates, Inc. and Sea Miners, Inc. against John Morris, Greg Stemm, John Lawrence, John Balch, Daniel Bagley, Seahawk Deep Sea Technologies, Inc. (“Seahawk”) and the Company. The plaintiffs’ allegations include breach of fiduciary duty, civil conspiracy and breach of contract based primarily upon an alleged contract(s) between the plaintiffs and Seahawk dated May 16, 1995 dealing with the search for the SS Republic. The plaintiffs allege that their research, which was provided to Seahawk, led to the discovery of the SS Republic, and they seek an unspecified amount of damages and public recognition of their contribution. On February 18, 2005, John Morris, Greg Stemm, Daniel Bagley, and the Company filed their Notice of Motion and Motion to Dismiss Defendants John Morris, Greg Stemm, Daniel Bagley and Odyssey Marine Exploration, Inc. (the “Motion”). In the Motion, the defendants alleged that the complaint should be dismissed because, among other things, the South Carolina court does not have jurisdiction over them, the action was filed in an improper venue, plaintiffs lack the capacity to maintain the action, and the action should be barred based on the Doctrine of Forum Non Conveniens. The court granted the Motion and dismissed the case for lack of personal jurisdiction on June 9, 2006. The Plaintiffs subsequently filed a Motion for Rehearing, and after further argument on the issues, the judge reversed his decision and entered an order denying the Defendants’ motion to dismiss on February 27, 2007. The Defendants filed a Motion to Reconsider the order granting the Plaintiffs’ Motion for Reconsideration and denying Defendants’ Motion to Dismiss on March 12, 2007. On March 23, 2007, the Court denied that Motion. On June 25, 2007 Odyssey filed its appeal of the order denying its Motion to Dismiss with the South Carolina Court of Appeals. On October 15, 2007, the Appellate Court denied the appeal but ruled that determinations of fact in the trial court’s order denying the Motion to Dismiss are not binding in future proceedings, and the case was remanded to the trial court. Counsel for the Plaintiffs filed a Motion to Withdraw as counsel which was denied by the trial court on April 14, 2008. The parties will continue the discovery process and proceed in the litigation. We currently believe these claims and suits are without merit and will not have a material adverse impact on our financial position or results of operations.

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

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2007 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2008 two investment funds exercised warrants for the purchase of a total of 50,000 shares of common stock at $4.00 per share. The resale of the stock acquired was registered in a registration statement on Form S-3, and the shares were issued free of restrictive legend.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 7, 2008, the Company held an Annual Meeting of Shareholders at which Gregory Stemm, George Knutsson, David Saul, and David J. Bederman were each reelected to the Board of Directors and Mark D. Gordon and Bradford B. Baker were elected to the Board of Directors. Also, the Amended and Restated 2005 Stock Incentive Plan was approved. The voting results for the election of directors and the Amended and Restated 2005 Stock Incentive Plan are as follows:

Election of Directors

Nominees	Votes For	Votes Withheld
Gregory P. Stemm	32,090,388	5,002,792
Mark D. Gordon	32,051,742	5,041,438
George Knutsson	35,803,155	1,290,025
David J. Saul	35,820,161	1,293,019
Bradford B. Baker	35,844,524	1,248,656
David J. Bederman	31,229,546	5,863,634

Approval of the Amended and Restated 2005 Stock Incentive Plan

For	Against	Abstain	Broker Non-Votes
17,782,181	1,523,689	130,756	17,656,554

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

10.1*	Expedition Agreement dated May 20, 2008, with JWM Productions, LLC for the production of a shipwreck exploration television series (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 11, 2008	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer