Form 10-Q
period 2008-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2008-11-10
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of November 3, 2008 was 52,348,386.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,388,825	$18,321,349
Restricted cash	936,509	—
Accounts receivable, net	708,809	585,051
Inventory	1,245,745	2,024,676
Other current assets	307,711	401,329

Total current assets	13,587,599	21,332,405

PROPERTY AND EQUIPMENT
Equipment and office fixtures	14,171,377	13,495,418
Building and land	4,702,173	3,709,873
Accumulated depreciation	(8,598,101)	(6,875,121)

Total property and equipment, net	10,275,449	10,330,170

OTHER ASSETS
Inventory (non current)	6,057,591	5,746,970
Other non current assets	1,121,725	1,148,155

Total other assets	7,179,316	6,895,125

Total assets	$31,042,364	$38,557,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$793,601	$776,378
Accrued expenses and other	2,084,501	3,644,350
Mortgage and loans payable	172,046	449,024

Total current liabilities	3,050,148	4,869,752

LONG TERM LIABILITIES
Mortgage and loans payable	3,160,050	2,601,286
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	4,047,550	3,488,786

Total liabilities	7,097,698	8,358,538

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 2,469,980 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 7,340,000 shares authorized; 6,900,000 issued and outstanding	690	690
Preferred stock series E convertible - $.0001 par value; 20 shares authorized; 13 issued and outstanding	—	—
Preferred stock series F convertible - $.0001 par value; 30 shares authorized; 22 issued and outstanding	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 50,148,386 and 47,766,848 issued and outstanding	5,015	4,777
Additional paid-in capital	106,173,739	93,659,049
Accumulated deficit	(82,234,778)	(63,465,354)

Total stockholders’ equity	23,944,666	30,199,162

Total liabilities and stockholders’ equity	$31,042,364	$38,557,700

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	September 30, 2008	September 30, 2007
REVENUE	$2,218,926	$1,314,248

OPERATING EXPENSES
Cost of sales	177,512	406,425
Marketing, general and administrative	2,515,737	2,843,352
Operations and research	6,076,031	3,483,606

Total operating expenses	8,769,280	6,733,383
LOSS FROM OPERATIONS	(6,550,354)	(5,419,135)

OTHER INCOME (EXPENSE)
Interest income	31,826	113,966
Interest expense	(53,945)	(124,978)
Other	23,789	18,512

Total other income (expense)	1,670	7,500

LOSS BEFORE INCOME TAXES	(6,548,684)	(5,411,635)
Income tax benefit (provision)	—	—

NET LOSS	(6,548,684)	(5,411,635)

NET LOSS PER SHARE
Basic and diluted	$(.13)	$(.11)
Weighted average number of common shares outstanding
Basic and diluted	49,085,641	47,204,133

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Nine Months Ended
	September 30, 2008	September 30, 2007
REVENUE	$3,620,508	$5,195,793

OPERATING EXPENSES
Cost of sales	504,261	1,418,394
Marketing, general and administrative	8,211,067	8,533,813
Operations and research	13,840,322	10,698,541

Total operating expenses	22,555,650	20,650,748

LOSS FROM OPERATIONS	(18,935,142)	(15,454,955)

OTHER INCOME (EXPENSE)
Interest income	174,586	226,379
Interest expense	(102,154)	(372,163)
Other	93,285	61,326

Total other income (expense)	165,717	(84,458)

LOSS BEFORE INCOME TAXES	(18,769,425)	(15,539,413)
Income tax benefit (provision)	—	—

NET LOSS	(18,769,425)	(15,539,413)

NET LOSS PER SHARE
Basic and diluted	$(.39)	$(.36)
Weighted average number of common shares outstanding
Basic and diluted	48,362,638	47,033,938

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,769,425)	$(15,539,413)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,039,639	1,986,063
Financing costs	73,294	—
Loss on disposal of equipment	28,386	18,576
Share-based compensation	1,526,756	869,929
(Increase) decrease in:
Restricted cash	(936,509)	—
Accounts receivable	(123,758)	(173,312)
Inventory	468,310	1,047,613
Other assets	113,492	(70,933)
Increase (decrease) in:
Accounts payable	17,223	14,631
Accrued expenses and other	(1,394,796)	374,577

NET CASH (USED) BY OPERATING ACTIVITIES	(16,957,388)	(11,472,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,239,749)	(659,105)
Proceeds from sale of equipment	12,000	—

NET CASH (USED) BY INVESTING ACTIVITIES	(1,227,749)	(659,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,623,120	723,655
Proceeds from issuance of preferred stock	—	21,255,000
Proceeds from warrants exercise	200,000	—
Broker commission and fees on private offering	—	(45,000)
Proceeds from issuance of loan payable	5,040,500	—
Repayment of mortgage and loans payable	(5,611,007)	(336,265)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,252,613	21,597,390

NET INCREASE (DECREASE) IN CASH	(7,932,524)	9,466,016

CASH AT BEGINNING OF PERIOD	18,321,349	2,415,842

CASH AT END OF PERIOD	$10,388,825	$11,881,858

SUPPLEMENTARY INFORMATION:
Interest paid	$98,645	$361,732
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Beneficial conversion option related to preferred stock issuance	$—	$1,555,338
Settlement of outstanding balances with line of credit	$3,018,310	$—
Building and equipment purchased with financing	$779,000	$—
Accrued compensation paid by common stock	$165,051	$189,395
Transfer of attraction development assets into property and equipment	$—	$327,341

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2008, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2008, we did not own securities with a maturity greater than three months.

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

At September 30, 2008 and 2007, weighted average common shares outstanding year-to-date were 48,362,638 and 47,033,938, respectively. For the periods ended September 30, 2008 and 2007 in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of diluted EPS:

	Nine Months Ended		Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Average market price during the period	$4.90	$4.76	$4.61	$5.93

In the money potential common shares excluded	490,718	893,073	398,055	1,507,892

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Nine Months Ended		Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Out of the money options and warrants excluded:
Stock options with an exercise price of $5.00 per share	955,000	1,125,000	955,000	—
Stock options with an exercise price of $7.00 per share	100,000	—	100,000	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	—

Total anti-dilutive warrants and options excluded from EPS	1,155,000	1,225,000	1,155,000	—

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted EPS were excluded from potential common shares as follows:

	Nine Months Ended		Three Months Ended
	September 30 2008	September 30, 2007	September 30 2008	September 30, 2007
Potential common shares from Preferred Stock excluded from EPS	10,400,000	5,825,275	10,400,000	7,157,143

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Nine Months Ended		Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net loss	$(18,769,425)	$(15,539,413)	$(6,548,684)	$(5,411,635)
Discount on preferred stock issuance	$—	$(1,555,338)	$—	$—

Numerator, basic and diluted net income (loss) available to stockholders	$(18,769,425)	$(17,094,751)	$(6,548,684)	$(5,411,635)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	48,362,638	47,033,938	49,085,641	47,204,133

Shares used in computation – diluted:
Weighted average common shares outstanding	48,362,638	47,033,938	49,085,641	47,204,133
Dilutive effect of options and warrants outstanding	—	—	—	—

Shares used in computing diluted net income per share	48,362,638	47,033,938	49,085,641	47,204,133

Net loss per share – basic	$(0.39)	$(0.36)	$(0.13)	$(0.11)
Net loss per share – diluted	$(0.39)	$(0.36)	$(0.13)	$(0.11)

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

NOTE C - RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008, $500,000 was deposited into an interest-bearing account from which interest payments will be made for the first one-year period. On each anniversary of the facility, we will deposit into the account an amount sufficient to ensure a balance of $500,000 for interest payments during the subsequent year of the facility. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments will be made for the first one-year period. On each anniversary of the mortgage, we will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments during the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company.

NOTE D - INVENTORY

Our inventory consisted of the following:

	September 30, 2008	December 31, 2007
Artifacts	$6,920,215	$7,279,464
Merchandise	618,389	661,899
Packaging	333,147	389,381
Merchandise inventory reserve	(568,415)	(559,098)

Total inventory	$7,303,336	$7,771,646

Of these amounts, $6,057,591 and $5,746,970 are classified as non-current as of September 30, 2008 and December 31, 2007, respectively.

In the event we secure ownership rights to the recovered artifacts from the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archeological state. We have capitalized costs of approximately $2.3 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE E - INCOME TAXES

As of September 30, 2008, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $83 million. The NOL will expire in various years ending through the year 2028.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$30,184,064
Accrued expenses	362,228
Reserve for inventory return	200,483
Start-up costs	107,944
Excess of book over tax depreciation	345,153
Stock option expense	1,041,869
Less: valuation allowance	(31,068,671)

$1,173,070

Deferred tax liability:
Property and equipment basis	$69,823
Prepaid expenses	75,956
Inventory capitalization	1,027,291

1,173,070

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at September 30, 2008. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of September 30, 2008. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

September 30, 2008	$31,068,671
December 31, 2007	24,265,356

Change in valuation allowance	$6,803,315

Income taxes for the nine-month periods ended September 30, 2008 and 2007 differ from the amounts computed by applying the effective federal income tax rate of 34% to income before income taxes as a result of the following:

	September 30, 2008	September 30, 2007
Expected (benefit)	$(6,381,605)	$(5,283,496)
State income taxes net of federal benefits	(243,044)	(261,147)
Nontaxable expense	11,107	9,484
Stock options exercised	(130,201)	(417,443)
Change in valuation allowance	6,803,315	5,898,318
Change in estimate of net operating loss	(898)	560,545
Inventory capitalization	—	(559,648)
Effects of:
Change in apportionment estimate	(58,765)	54,705
Other, net	91	(1,318)

	$—	$—

During the nine-month periods ended September 30, 2008 and 2007, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $135,068 and $162,034, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

Effective January 1, 2006, we were required to capitalize inventory costs under Internal Revenue Code Section 263A. This adjustment created a deferred tax liability in the amount of $3,314,407 on January 1, 2006 and will be recognized over the four year period beginning January 1, 2006. The remaining deferred tax liability as of September 30, 2008 is $1,027,291.

We adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the adoption of FIN 48, we have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company’s tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions.

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

On August 28, 2008, the parties successfully settled this matter which resulted in a dismissal with prejudice of all claims against Odyssey, Greg Stemm, John Morris and Dan Bagley. Although the settlement agreement is confidential, we believe this settlement is favorable to us and does not have a material impact to our financial statements.

In addition to the legal proceedings described above, the Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business.

NOTE G - MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and loan payable consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Mortgages payable	$3,332,096	$2,410,310
Loan payable	—	640,000

	$3,332,096	$3,050,310

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. Odyssey will also be required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly in the second year. The line of credit is secured by a restricted cash balance (See NOTE C) as well as approximately 33,000 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary covenants.

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

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. The seller is carrying a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. The interest is at a variable rate of 1.0% above the prime interest rate stated by Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012 and is secured by the related mortgage real property.

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

NOTE H - STOCKHOLDER’S EQUITY

Preferred Stock

Series D Preferred Stock

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

Common Stock

On August 19, 2008, we issued and sold 1,970,000 shares of common stock, par value $0.0001 per share at a price of $4.90 per share, for an aggregate purchase price of $9,653,000 in cash, pursuant to a Common Stock Purchase Agreement between the Company and six funds managed by three accredited investors.

Stock-Based Compensation

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan was adopted by our Board of Directors on August 3, 2005 and approved by our stockholders at the Annual Meeting of Stockholders on May 5, 2006. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We have reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the plan, and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. On January 16, 2008 the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for shareholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. Any incentive option and non-qualified option granted under the plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the nine-month periods ended September 30, 2008 and 2007 was $1,526,756 and $869,929, respectively, and for the three-month periods ended September 30, 2008 and 2007 was $277,085 and $208,143, respectively. We did not grant options during the three-month periods ended September 30, 2008 or 2007.

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

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE J - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents. Our policy is to place our cash and cash equivalents with high credit quality financial institutions in order to limit the amount of credit exposure. Funds are maintained in five financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000 per legal entity per financial institution. At September 30, 2008 our uninsured cash balance was approximately $11.2 million which includes $9.0 million in AAA S&P rated registered U.S. Treasury and institutional money market funds.

NOTE K - RESTATEMENT

During the period ended June 30, 2008, we restated the December 31, 2007 balance sheet to reflect a correction in the valuation of the beneficial conversion option related to the exchange of warrants to purchase 2.2 million shares of common stock for warrants to purchase 2.2 million shares of Series D Preferred stock and to include the valuation of embedded beneficial conversion feature associated with the January 2007 Series D Preferred Stock offering. The restated valuation resulted in an additional discount of approximately $1.2 million reflected as an increase in additional paid-in capital and accumulated deficit. The 2007 year-to-date net loss per share, basic and diluted, increased by $.02 per share.

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

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 regarding the Company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the Company’s expectations, but the expectations concerning its future operations, earnings and prospects may change. The Company’s expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the Company’s expectations and the forward-looking statements will be correct. Please refer to the Company’s most recent Annual Report Form 10-K for a description of risk factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion. Odyssey disclaims any obligation to update any of these forward-looking statements except as required by law.

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

Additional information regarding projects discussed below may be found in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. Only projects with status updates since these reports were filed will be discussed herein.

Equipment

Our 251’ deep-ocean archaeological platform, Odyssey Explorer, recently completed its planned 2008 season work in the “Atlas” search area, which included extensive search, inspection and preliminary excavation activities as well as serving as the primary filming platform for a television series expected to be broadcast on the Discovery Channel beginning in early 2009 (additional information below). The ship is now being prepared for her five year Special Survey plus repairs and modifications, which will necessitate a dry dock period. While the Special Survey was not due until spring, the survey and dry dock were scheduled over the winter months to maximize operational opportunities around anticipated weather conditions

Our vessel the Ocean Alert has completed an extensive overhaul of engines and other equipment which took longer than expected. The engines have now been tested successfully and the ship has made a transit to Hull, England where she is scheduled for a dry dock period to meet her five year class survey requirements, scheduled to be completed by early 2009. During the period that the Ocean Alert was not operational, the company utilized various different charter vessels to conduct search operations, so our search capability was not hampered by the work being done on the Ocean Alert.

Operations in the “Atlas” search area and other areas are continuing with a chartered vessel which has dynamic positioning capability and can be configured for both search and recovery operations.

2008 Operations and “Atlas” Project

During this season, we located and tentatively identified at least one of our targeted high value shipwrecks, which will be announced publicly upon confirmation of the identity and completion of negotiations with potential claimants.

The Odyssey crews were accompanied by television production crews from JWM Productions during the 2008 season to produce an 11-episode prime-time television series for Discovery Channel, scheduled to air worldwide beginning in early 2009. JWM has exclusive access to film Odyssey’s operations and at other Odyssey controlled locations as needed for JWM to complete filming for the series. JWM also has limited use of our resources for production of the series.

Revenue generated to date by the production of this television series is included with the quarterly and year-to-date revenue discussed in the “Results of Operations” section. In addition to revenue generated from the production of the series, we anticipate that we will benefit from the brand building and exposure generated by the show, which features Odyssey’s offshore operations and shipwreck discoveries.

The “Atlas” Project encompasses a minimum of five high value targets within a search area covering more than 5,000 square miles. We conducted operations in this search area during the 2005, 2006 and 2008 seasons. Results to date in the “Atlas” search area include the discovery of three Colonial period shipwreck sites containing cannon which are the subject of Admiralty arrests filed by Odyssey. The first site was located and arrested in 2006. Admiralty arrests were filed in May 2008 on the two additional cannon sites discovered in 2008. For additional information refer to the “Admiralty Legal Proceedings” section.

Two Admiralty arrests were also filed on shipwrecks located in the northern Atlantic Ocean west of the western approaches to the English Channel in November 2008. For more information refer to the “Admiralty Legal Proceedings” section.

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

The recovered cargo and artifacts were brought to the United States under an Admiralty arrest action and we have been appointed Substitute Custodian by the federal US District Court. For additional information refer to the “Admiralty Legal Proceedings” section below.

North Carolina Project

We reached an agreement with shipwreck exploration firm Intersal, Inc. to pursue operations at a site off the coast of North Carolina.

Intersal holds an exploration permit from the North Carolina Department of Cultural Resources, which includes the site and additional surrounding areas, some of which correlate with Odyssey’s “Firefly” shipwreck project. Odyssey and Intersal are committed to continuing Intersal’s policy of maintaining high archaeological standards and close co-operation with the North Carolina State Government.

The agreement also entitles Odyssey to share in substantial research and data acquired by Intersal over the years relating to the target shipwreck and the work completed to date in the permit area. A number of artifacts have been recovered from the site, which is the subject of an admiralty arrest action by Intersal in the Eastern District of North Carolina. Documents are being prepared to request the substitution of Odyssey as Plaintiff in the case. By taking over the arrest, Odyssey will assume certain rights and obligations associated with continuing operations at the site.

The area covered by this permit and arrest is located near Odyssey’s current “Firefly” project, which was acquired by Odyssey from BDJ Discovery Group in 2007 and includes one arrested site that has already produced a small number of gold and silver artifacts. This new Intersal site and permit area may also be related to the high-value, Colonial-era merchant vessel believed to be located in the area. The agreements with BDJ and Intersal are similar but separate and the areas do not overlap.

Plans are being developed to resume work in both areas in 2009.

Admiralty Legal Proceedings

An Admiralty arrest is a legal process in which Odyssey seeks recognition from the Court of Odyssey’s salvor in possession status for a specific shipwreck, site or cargo. It is the first legal step in establishing Odyssey’s rights to ownership or to a salvage award. Odyssey currently has eight pending Admiralty arrest cases; three in the “Atlas” search area, two in the north Atlantic, the “Black Swan,” the “Firefly” and a 20th Century passenger liner in the Mediterranean.

Additional information regarding the admiralty legal proceedings for these arrests may be found in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. Only arrests with status updates since these reports were filed will be discussed below.

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

The initial phase of discovery began in January 2008, when legal counsel for Spain and Spain’s representative appeared at Odyssey’s offices on January 24th and 25th and were given the requested documentation and shown photographs, video tape and a sampling of recovered cargo from the “Black Swan” site. On March 5, 2008 the parties again appeared in court to discuss issues related to discovery including confidentiality and the format of documentation produced. On March 6, 2008, the Court denied Spain’s motion to dismiss Odyssey’s claims for possession and ownership of three arrested sites and for salvage awards. The Court also dismissed certain counts of Odyssey’s Complaint which related to Spain’s illegal actions against Odyssey. The dismissal of these counts was based on the Court’s finding of a lack of jurisdiction, not on the merits of the claims. The most significant aspect of the ruling was the Court’s declaration that Odyssey’s pleadings and its disclosures have met all requirements of the Federal Rules of Civil Procedure.

On March 12, 2008, the Court issued orders in this case, the 2006 “Atlas” case, and the Mediterranean case confirming that Odyssey had complied with all discovery orders thus far and instructing Odyssey to respond within thirty days to interrogatories regarding its theory as to the identities of any vessels related to the sites.

On April 11, 2008, Odyssey filed its responses to the Court’s interrogatories and identified the Nuestra Señora de las Mercedes (the Mercedes), a vessel assigned to transport mail, private passengers, consignments of merchant goods and other cargoes, as one vessel potentially related to the “Black Swan” site, although there is evidence which may contradict this hypothesis. Odyssey reiterated that no vessel has been found at the site, and stated that other hypotheses are also being explored. Spain then filed its answers to the Court’s interrogatories indicating that it had concluded that the vessel related to the “Black Swan” site was the Mercedes.

Spain filed a Motion to Dismiss the case on September 22, 2008 based upon the Foreign Sovereign Immunities Act, alleging that the U.S. Federal Court lacks jurisdiction. Odyssey’s response is due November 17, 2008.

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

After initial discovery and several pre-trial hearings, the parties appeared again in Court on June 9, 2008. Considering Spain’s admission that it had no claim to anything that had been brought before the Court in this case, at the status hearing, the Court urged Spain and Odyssey to reach a settlement. Odyssey has proposed a voluntary dismissal without prejudice but Spain has refused. Spain and Bray have requested certain documentation from Odyssey and the court has entered an order compelling Odyssey to produce all documents requested.

In November 2008, Admiralty arrests were also filed on two shipwrecks located in the north Atlantic Ocean over 300 miles from the western approaches to the English Channel. Both sites bear characteristics of certain ships that we believe may contain valuable cargo. We have petitioned the court to be appointed substitute custodian of the sites and are awaiting a response to our motion.

Mediterranean Arrest

In April 2007, Odyssey filed an Admiralty arrest on a shipwreck in the Mediterranean believed to be the Ancona, a 20th century passenger liner believed to be carrying valuable cargo, and was appointed substitute custodian of the artifacts recovered (Case number 8:07-cv-00616). In May 2007, the Kingdom of Spain filed a notice in this case stating that the Spanish government did not intend to give up rights on any Spanish property which might be on the site. On March 12, 2008, the Court issued orders in this case confirming that Odyssey had complied with all discovery orders thus far. On April 1, 2008, Spain voluntarily dismissed its claim in this Admiralty case. Odyssey will be filing a Motion for Summary Judgment in the case.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

	(Unaudited) (Dollars in millions)
			Increase/(Decrease)
	2008	2007	$	%
Revenue	$2.2	$1.3	$.9	69%

Cost of sales	.2	.4	(.2)	(56)%
Marketing, general and administrative	2.5	2.8	(.3)	(12)%
Operations and research	6.1	3.5	2.6	74%

Total cost and expenses	$8.8	$6.7	$2.1	30%

The explanations that follow are for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Revenue

Revenue is generated through the sale of coins, artifacts, merchandise, themed attractions, and beginning in the second quarter of 2008, expedition charter revenue associated with the production of a shipwreck exploration television series. The increase in revenue of $.9 million is primarily related to expedition charter revenue from the television series ($1.4 million) offset in part by fewer coins sold in 2008 versus the same period in 2007. With the SS Republic gold inventory sold out, except for a small quantity of high grade coins, we continue to develop the SS Republic coin products to sustain demand until we are able to offer a more diverse product line with new shipwreck products and stories.

An agreement was negotiated during third quarter 2008 with Arqueonautas Worldwide for the exclusive worldwide marketing rights to the collectible quality coins from their Sao Jose shipwreck project. These coins have not been available for sale previously and we are marketing them through our authorized distributors. This project is expected to generate revenue through sales commissions beginning in fourth quarter 2008 and has allowed us to expand our distribution network with new product to prepare for future Odyssey shipwreck products and stories.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins decreased $.2 million for 2008 versus 2007 primarily because of fewer coins sold in 2008. There is no cost of sales component associated with the themed attraction and expedition charter revenues.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $2.5 million in 2008 as compared to $2.8 million in 2007. The decrease of $.3 million was primarily attributable to lower advertising and commissions related to the restructure of our direct sales program with our direct marketing partner.

Operations and research expenses primarily include all costs within the following departments: Archaeology, Conservation, Research, and Marine Operations which include all vessel operations. Operations and research expenses were $6.1 million in 2008, compared to $3.5 million in 2007. The $2.6 million increase was primarily due to increased vessel operating expenses primarily related to additional ship charters utilized to supplement our operating schedule in the “Atlas” search area while the Ocean Alert was undergoing repairs ($1.8 million), higher vessel fuel costs ($.4 million) and vessel repairs and maintenance expenses ($.4 million).

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

	(Unaudited) (Dollars in millions)
			Increase/(Decrease)
	2008	2007	$	%
Revenue	$3.6	$5.2	$(1.6)	(30)%

Cost of sales	.5	1.4	(.9)	(64)%
Marketing, general and administrative	8.2	8.5	(.3)	(4)%
Operations and research	13.8	10.7	3.1	29%

Total cost and expenses	$22.5	$20.6	$1.9	9%

The explanations that follow are for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

Revenue

Revenue is generated through the sale of coins, artifacts, merchandise, themed attractions, and beginning in the second quarter of 2008, expedition charter revenue associated with the production of a shipwreck exploration television series. Revenues for 2008 and 2007 were $3.6 million and $5.2 million, respectively, which included $1.7 million of expedition charter revenue in 2008 related to the television series. The decrease of $3.3 million in revenue for 2008 (excluding the impact of the expedition charter revenue) is primarily due to fewer coins sold in 2008 versus the same period in 2007. Also, the sales mix in 2008 represented all silver coins while the 2007 sales mix included approximately 22% gold coins which are priced much higher than silver coins. With the SS Republic gold inventory sold out, except for a small quantity of high grade coins, we continue to develop the SS Republic coin products to sustain demand until we are able to offer a more diverse product line with new shipwreck products and stories.

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

An agreement was negotiated during third quarter 2008 with Arqueonautas Worldwide for the exclusive worldwide marketing rights to the collectible quality coins from their Sao Jose shipwreck project. These coins have not been available for sale previously and we are marketing them through our authorized distributors. This project is expected to generate revenue through sales commissions beginning in fourth quarter 2008 and has allowed us to expand our distribution network with new product to prepare for future Odyssey shipwreck products and stories.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins decreased $.9 million for 2008 versus 2007 primarily because of fewer coins sold in 2008. There is no cost of sales component associated with the themed attraction and expedition charter revenues.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $8.2 million in 2008 versus $8.5 million in 2007. The decrease of $.3 million was attributable to lower advertising and commissions ($1.3 million) related to the restructure of our direct sales program with our direct marketing partner and lower themed attraction expenses ($.3 million) which were offset by additional share-based compensation costs ($.7 million) and a cash separation payment and consulting fees ($.6 million) primarily due to the departure our former Chief Executive Officer in January 2008.

Operations and research expenses primarily include all costs within the following departments: Archaeology, Conservation, Research, and Marine Operations which include all vessel operations. Operations and research expenses were $13.8 million in 2008, compared to $10.7 million in 2007. The $3.1 million increase was primarily due to increased vessel operating expenses primarily related to additional ship charters utilized to supplement our operating schedule in the “Atlas” search area while the Ocean Alert was undergoing repairs ($2.4 million), higher vessel fuel costs ($.3 million) and vessel repairs and maintenance expenses ($1.3 million), offset by lower themed attraction and other marine operating expenses ($.9 million).

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities for the first nine months of 2008 was $17.0 million. This amount primarily reflected an operating loss of $18.8 million offset in part by non-cash items including depreciation and amortization ($2.0 million) and share based compensation ($1.5 million), a decrease in accrued expenses ($1.4 million) and inventory ($.5 million) and an increase in restricted cash ($.9 million) required by our new credit facility and building mortgage with Fifth Third Bank. Net cash used in operating activities in the first nine months of 2007 was $11.5 million. This amount primarily reflected an operating loss of $15.5 million offset in part by non-cash items including depreciation and amortization ($2.0 million) and share based compensation ($.9 million), a decrease in inventory ($1.0 million) and other miscellaneous working capital items (net $.1 million).

Cash flows used in investing activities were $1.2 million and $.7 million for the first nine months in 2008 and 2007, respectively. Cash used in investing activities in 2008 primarily reflected purchase of property and equipment which included capitalized maintenance for extensive engine repairs and upgrades to the Ocean Alert ($.5 million), the purchase of a building (used primarily as a conservation lab and storage facility) for $1.0 million of which we financed $.8 million (net $.2 million), and $.5 million for property and equipment primarily vessel-related. Cash used in investing activities in 2007 primarily reflected purchase of property and equipment of which $.6 million represented marine equipment for our shipwreck exploration segment and $.1 million was for our themed attraction segment primarily for the opening of our SHIPWRECK! Pirates & Treasure exhibit.

Cash flows provided by financing activities for the first nine months of 2008 were $10.2 million which primarily included $10.8 million from the issuance of common stock and exercise of warrants offset by net loan repayments of $.6 million. The net loan repayments included loan proceeds of $2.5 million due to refinancing our corporate building with Fifth Third Bank in July 2008, offset by repayment of our previous building mortgage and equipment loan payable with Mercantile Bank for $3.1 million in February 2008. Cash flows provided by financing activities for the first nine months of 2007 were $21.6 million which primarily included $21.9 million from the sale of preferred and common stock, offset in part by $.3 million for repayment of mortgage and loans payable.

General

At September 30, 2008, we had cash and cash equivalents of $10.4 million, a decrease of $7.9 million from the December 31, 2007 balance of $18.3 million.

On February 7, 2008, we entered into a $5.0 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. We are required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly. The line of credit is initially secured by approximately 33,000 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. We are required to comply with a number of customary covenants and intend to use the line of credit as a means to fund ongoing operations as necessary. Initially the line of credit was used to payoff our first mortgage with Carolina First Bank for approximately $2.4 million as well as the equipment loan payable due Mercantile Bank of approximately $.6 million plus any closing costs of the transaction. On May 14, 2008, we purchased a building, approximately 8,000 square feet which is used as our conservation lab and storage facility. The building was previously leased by Odyssey. The building was financed by a first and second mortgage of approximately $.8 million on the property. As of September 30, 2008, we did not have any outstanding balance on the line of credit. However in October 2008, due to the turmoil in credit markets and the overall banking environment, we borrowed all $5 million from our line of credit.

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

On August 19, 2008, we received $9.7 million from the sale of 1,970,000 shares of common stock at a price of $4.90 per share to six funds managed by three institutional accredited investors pursuant to the terms of a purchase agreement.

Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will satisfy our working capital requirements into at least the second quarter of 2009. However, we anticipate we will continue to incur net losses through the remainder of 2008. Our capacity to generate net income in future periods will be dependent upon the success of our ability to recover and monetize high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process will take.

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

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On August 28, 2008, the parties successfully settled this matter which resulted in a dismissal with prejudice of all claims against Odyssey, Greg Stemm, John Morris and Dan Bagley. Although the settlement agreement is confidential, we believe this settlement is favorable to us and does not have a material impact to our financial statements.

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

There were no unregistered sales of equity securities during the nine months ended September 30, 2008, that have not been reported in a Current Report on Form 8-K.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 10, 2008	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer