Form 10-K
period 2008-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2009-03-11
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 W. Laurel Street, Tampa, Florida 33607

(Address of principal executive offices)

(813) 876-1776

(Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	NASDAQ Capital Market

Securities registered under to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” or “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 45 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2008 approximated $178 million. As of March 1, 2009, the Registrant had 52,662,494 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on May 27, 2009.

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

Important factors known to us that could cause such material differences are identified in this report and in our “RISK FACTORS” in Item 1A. Accordingly, readers of this Annual Report on Form 10-K should consider these factors in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.	BUSINESS

Overview

Odyssey Marine Exploration, Inc., a Nevada corporation formed on March 5, 1986, is engaged in archaeologically-sensitive exploration and recovery of shipwrecks throughout the world. We employ advanced state-of-the-art technology, including side scan sonar, magnetometers, remotely operated vehicles (ROVs), and other advanced technology, that enables us to locate and recover shipwrecks at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep-ocean search and archaeological recovery.

Odyssey is a pioneer in the use of advanced deep-ocean technology for shipwreck exploration. Although we depend on technologies that have been developed at great expense in other fields, primarily the military, oil and telecommunications industries, we use our unique expertise to modify and customize these technologies specifically to locate shipwrecks and to conduct archaeological excavations thousands of feet deep using robotic technology.

Our shipwreck projects go through several phases, beginning with research and development and search operations. Once a site that meets our criteria is identified, we undertake an archaeological excavation of the site. The excavation stage is followed by conservation, recording and documentation. Throughout every phase, the Odyssey team is passionate about our mission to share the knowledge gained through our expeditions with the world. We share this information through a variety of media including television, the internet, books, research papers, periodicals, educational programs and traveling exhibits. We also allow collectors to own a piece of history from a shipwreck’s cargo, thereby providing an opportunity for everyone interested in shipwrecks to participate in Odyssey’s fascinating discoveries at the level of their choice.

Project and Research Criteria

Project research may focus on a particular search area, as opposed to a specific shipwreck. These projects would include areas where historical documents suggest unrecorded and recorded high value targets may rest due to the proximity of shipping routes frequented by vessels carrying rich cargoes.

Each project that targets a specific shipwreck begins with the research necessary to evaluate the potential value, location and viability of finding the wreck. Research is also necessary to establish the historical significance of the sunken ship and helps define the context in which the ship sank—essential for preparing an archaeological project plan and the complex logistics that precede excavation of a site.

Our marine research department continuously conducts research in an attempt to identify shipwreck projects that meet the following criteria:

•

Documented Cargo Value - The research must indicate that the shipwreck was carrying enough intrinsically valuable cargo to cover the high costs associated with deep-ocean exploration and advanced archaeological recovery. Commercially viable cargo typically includes gold, silver, jewels, or other high-value items. Odyssey sometimes engages in the preliminary exploration of a shipwreck for purely scientific purposes, even if the value of the wreck is largely cultural, historical and educational.

•

Documented Navigation Information - The research must provide reliable navigational information documenting the sinking location (or a particular area with potential for producing high value targets) in order to minimize the search area, as well as the cost and time involved, and to provide a reasonable expectation that the shipwreck can be found.

•

Path to Ownership - The research must resolve or reasonably predict prior to recovery any issues relating to ownership of the shipwreck and its cargo. Questions pertaining to potential claimants, the location of the wreck inside or outside territorial waters, and the nature of the ship’s commercial or military mission are some of the important considerations that need to be understood in advance.

The United Nations Educational Scientific and Cultural Organization, or UNESCO, has estimated that there are up to 3,000,000 shipwrecks contained within the oceans of the world. Historical records suggest that many were lost with verifiable cargoes of intrinsically valuable material. Odyssey’s research department maintains data on thousands of shipwrecks as well as continually developing new potential projects on a regular basis.

Search Operations

Shipwreck search operations are conducted from a research vessel fitted with survey equipment and often with a Remotely Operated Vehicle (ROV). Using cutting-edge side-scan sonar and magnetometers, Odyssey’s ships can conduct deep-sea search operations 24 hours a day, seven days a week. A search typically begins with a side-scan sonar survey of the target area, which is typically paired with a magnetometer survey. The most interesting anomalies on the ocean floor are then inspected visually with an ROV, which sends real-time video images to monitors on the survey vessel for observation by the scientific and technical teams. These images are also downloaded and saved for additional evaluation ashore. Sometimes, it is immediately obvious whether the inspected site is of interest or not - as in the case of geology, modern debris, or when coins or valuables are readily apparent on the site. In other instances it may take many hours of research and return visits to a site to arrive at probable or positive identity and to determine the next step forward.

Archaeological Excavation and Recovery

Archaeological excavation and recovery operations combine high-tech robotics including Remotely Operated Vehicles (ROVs) with sophisticated positioning systems, cameras and specialized computer hardware and software to carefully record the location of artifacts in situ and to document the entire archaeological process as the artifacts are recovered from a shipwreck site. As they conduct robotic archaeological operations at sites hundreds and sometimes thousands of feet below the ocean surface, Odyssey’s ROV pilots are directed by marine archaeologists aboard the recovery vessel.

The Odyssey Explorer, a 251-foot Class II dynamically positioning (DP) ship, serves as Odyssey’s principal state-of-the-art deep-ocean archaeological platform. She carries fuel and stores for missions of up to 60 days, accommodates 42 crew members, including technicians, scientists and archaeologists, and has extensive onboard storage space for workshops, an archaeology laboratory, multiple cranes and a large A-frame for exceptional handling capability. When working on a project, operations are generally conducted 24 hours a day, seven days a week.

The centerpiece of Odyssey’s advanced robotic archaeology system is the ROV, which serves as the archaeologist’s eyes and hands in the deep ocean. Odyssey owns two work-class ROVs, nicknamed ZEUS and ZEUS II. The 200HP and 400 HP vehicles, respectively, are each approximately the size of a small truck; they stand about 10 feet high and weigh 8 tons. Driven by eight powerful hydraulic thrusters, they are rated to operate up to depths of 2,500 meters (8,200 ft). Both ROVs have been custom-designed for deep-ocean archaeological survey and recovery operations, including visual inspection, pre-disturbance photographic and video documentation, scientific excavation and artifact recovery.

Conservation and Documentation

Shipwreck finds represent a diversity of objects made up of a variety of materials both organic and inorganic, including metals, ceramics, glass, leather and more that are of cultural, historical, archaeological and educational value. Artifacts recovered from the ocean are generally impregnated with corrosive salts that can be very damaging to the object. In particular, a saltwater environment accelerates the corrosion processes of many metal artifacts. The salts must be removed and artifacts treated in a timely and judicious manner or they will deteriorate and lose their value as diagnostic specimens, museum display objects, or valuable collector’s pieces. Therefore, the conservation process is essential to maintaining the integrity of the artifacts as important relics of our past, and for what they may contribute to the historical record and offer to the general public through exhibits, private collections and publications. Every item recovered from a shipwreck site must go through a conservation process, which in some cases may require weeks, months, or even years depending on the artifact’s material make-up, the salinity of the water from where it was recovered, and the length of time it remained in the saltwater environment.

Sharing the Treasures

Odyssey is committed to sharing with the public the thrill and adventure of deep-ocean exploration as well as the knowledge and treasures acquired from each shipwreck project. We provide an opportunity for collectors and everyone else interested in shipwreck exploration to participate in Odyssey’s fascinating discoveries by owning shipwreck artifacts or collectibles. Odyssey also shares this information through a variety of media portals including television, the internet, books, research papers, periodicals, educational programs and traveling exhibits. A few of these portals are described as follows:

•

Exhibits - All of the culturally and archaeologically significant artifacts recovered from our shipwreck projects remain in Odyssey’s permanent collection and are available for public exhibits and further study by researchers and academia. Odyssey’s SHIPWRECK! Pirates & Treasure, an interactive multi-media exhibit featuring hundreds of artifacts recovered from our deep-ocean shipwreck explorations, is currently on display at Science Museum Oklahoma until mid-year, after successful shows in Detroit, Tampa and New Orleans. The exhibit is scheduled to open in Charlotte, North Carolina during the summer of 2009. We have smaller exhibits and displays at the Baldwin County Historical Museum in Elberta, Alabama and the New Orleans Mint.

•

Television Programming - In January 2009, Discovery Channel premiered “TREASURE QUEST” in the United States. This 11-episode series will also air worldwide and began airing in the United Kingdom in February 2009. TREASURE QUEST showcases the Odyssey team as we search for and discover shipwrecks with unique stories to tell. Emmy® Award-winning JWM Productions was granted exclusive access to film Odyssey’s 2008 “Atlas” search expedition to produce this exciting high-definition series. Episodes include forensic analysis with stunning computer graphics as well as experts in cutting-edge laboratories laboring to analyze and conserve fragile artifacts recovered from the watery depths. During each episode, viewers are treated to spectacular underwater HD video of shipwreck discoveries through the cameras of Odyssey’s Remotely Operated Vehicles (ROVs).

•

Books and Other Publications - Shipwreck expeditions and projects are chronicled in various publications including books, newspaper articles, magazine features, archaeological reports, scientific articles, and professional journals. Our goal is to document thoroughly our shipwreck discoveries, while informing, entertaining and educating the general public as well as making our results accessible to the archaeological community. Two books have been published about the SS Republic shipwreck: “Lost Gold of the Republic” and “Bottles from the Deep.” Odyssey also developed and supports a number of educational programs, including shipwreck exploration and marine archaeology curriculum developed as an educational tool for our traveling exhibit, SHIPWRECK! Pirates & Treasure. The curriculum has also been used successfully as stand-alone lessons in both public and private schools.

Sales and Marketing

After conservation and thorough study of documentation, we make replicas of significant artifacts available for sale to collectors.

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, coins were sold to independent coin dealers who sold them through direct marketing and television outlets. Our experience has shown that many of these independent dealers are primarily interested in the higher quality numismatic coin market. In 2006, we sold through three independent dealers of which two represented 65% of total sales. These two dealers were Asset Marketing Services, or AMS, and Spectrum Numismatic. Continued development of the SS Republic coin products broadened our distribution in 2007 to several more independent dealers. In 2007, 58% of our coins sales were to the same two dealers, AMS and Spectrum Numismatic. During 2007, we sold out most of our remaining gold coins.

The SS Republic silver coin program was re-developed in the first quarter of 2008 to take advantage of emerging research on the silver coins from the SS Republic. This included the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey continued to expand distribution channels in 2008 with a broader base of coin and collectible marketers, including opening markets overseas. In 2008, we sold through several independent dealers of which two represented 69% of total artifact sales. These two dealers were AMS and National Collector’s Mint. As of December 31, 2008, we have a remaining inventory of approximately 31,000 silver coins. Our revenue for 2008 and 2007 was predominantly U.S. domestic-based. Other revenue for 2008 included $1.9 million of expedition charter revenue from JWM Productions associated with the Discovery Channel television series. At the present time, it is uncertain whether we will extend or renew our agreement for the television series in 2009, although discussions are underway with JWM Productions and Discovery Channel for future projects.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks (see Item 1A. Risk Factors). We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold coins and 47,000 silver half dollars) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2008, we have a remaining inventory of approximately 31,000 silver coins. Also, we have recovered more than 500,000 silver coins, hundreds of gold coins, worked gold and other artifacts from a site in the Atlantic Ocean code-named “Black Swan.” However, we will not have the ability to monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

Archaeology and Science

Many of the shipwrecks we intend to pursue may have important historical and cultural characteristics. All such projects undertaken will be subject to stringent archaeological standards, thus adding to the body of knowledge of the people, the history and culture of the vessel’s time. Adherence to these principles is a core value of the Company, and in addition to satisfying professional international standards, will enhance shareholder value by increasing the economic value of the artifacts and intellectual property rights of each project.

Operational Projects and Status

Odyssey has numerous shipwreck projects in various stages of development around the world. In order to protect the identities of the targets of our planned search or recovery operations, in some cases, we defer disclosing specific information relating to our projects until we have located a shipwreck or shipwrecks of interest and determined a course of action to protect our property rights.

In some cases, we do not target specific shipwrecks, but instead focus on a search area that historical records suggest may contain unrecorded and recorded high value targets because of the proximity of shipping routes frequented by ships carrying intrinsically high value cargoes.

Our 251’ deep-ocean archaeological platform, Odyssey Explorer, completed its planned 2008 season work in the “Atlas” search area, which included extensive search, inspection and preliminary excavation activities. Odyssey Explorer served as the primary filming platform for the television series that premiered on Discovery Channel on January 15, 2009 (additional information below). The ship also recently completed repairs and modifications including her five-year Special Survey which is required to maintain vessel Class rating. While the Special Survey was not due until spring, the survey and dry dock were scheduled over the winter months to maximize operational opportunities around anticipated weather conditions. The Odyssey Explorer is currently engaged in search and inspection operations in the English Channel.

Our vessel Ocean Alert has completed an extensive overhaul of engines, transmissions and other equipment which took longer than expected. The engines have now been tested successfully and the ship is currently in dry dock to meet her five-year class survey requirements, scheduled to be completed in March 2009. During the period that Ocean Alert was not operational, the company utilized various different charter vessels to conduct search operations, so our search capability was not hampered by the work being done on Ocean Alert.

“Atlas” Search Project

The “Atlas” project encompasses a minimum of five high-value targets within a search area covering more than 6,000 square miles. We conducted operations in this search area during the 2005, 2006 and 2008 seasons. Results to date in the “Atlas” search area include the discovery of three Colonial period shipwreck sites containing cannon, including HMS Victory, which are the subject of Admiralty arrests filed by Odyssey. The first site was located and arrested in 2006. Admiralty arrests were filed in May 2008 on the two additional cannon sites discovered in 2008. For additional information refer to the “Admiralty Legal Proceedings” section.

The Odyssey crews were accompanied by television production crews from JWM Productions during the 2008 season, which focused in the “Atlas” project area, to produce an 11-episode prime-time television series for Discovery Channel. In January 2009, Discovery Channel premiered “TREASURE QUEST” in the United States, followed by a February 2009 premiere in the United Kingdom. JWM had exclusive access to film Odyssey’s operations and at other Odyssey controlled locations as needed for JWM to complete filming for the series. JWM also had limited use of our resources for production of the series. The Odyssey Explorer has returned to the “Atlas” project area with plans to conduct search and recovery operations during 2009.

Two Admiralty arrests were also filed on shipwrecks located in the northern Atlantic Ocean west of the western approaches to the English Channel in November 2008. For more information refer to the “Admiralty Legal Proceedings” section.

HMS Victory Project

In April 2008, as part of its ongoing “Atlas” project in the western English Channel, Odyssey Marine Exploration recorded an interesting target using side-scan sonar and a magnetometer. The resultant high-frequency image depicted a clearly disturbed sea bottom across an oval area of 40m, interspersed with linear objects. The 35-gamma magnetometer profile was suggestive of a wooden wreck with features typifying iron anchors, cannon and ship structure.

From the research platform Odyssey Explorer, Odyssey’s Remotely Operated Vehicle (ROV) ZEUS made 23 dives on the site between May and October 2008 and verified the existence of a substantial newly discovered shipwreck. Visual investigation of the site, complemented by a pre-disturbance survey, identified a significant concentration of wreckage covering an area of 61 x 22m, comprised of the hull remains, the ship’s 10 meter-long rudder, rectangular iron ballast, two anchors, a copper kettle, rigging, two probable gunner’s wheels and 41 bronze cannon, including eight 42-pounder guns.

Examination of the site and its material culture subsequently lead Odyssey to conclude that it had likely discovered the long-lost wreck of Admiral Sir John Balchin’s first-rate Royal Navy warship, HMS Victory, which sank with all hands aboard during a storm in October 1744. After preliminary site inspection and documentation, Odyssey immediately notified the proper authorities in the British Government, and with their agreement, began to further investigate the site.

Following the non-disturbance survey, measurement and photography of surface features, Odyssey completed a non-disturbance photomosaic of the site consisting of approximately 2,800 high-resolution still images taken at an elevation of 2.5m above the seabed. A master photomosaic of the wreck site was then produced, and a pre-disturbance site plan photographed all in situ cultural material and defined the level of site preservation and the extent of biological activity. Subsequently, with the agreement of the UK Ministry of Defence (MOD), small-scale trenching was conducted, largely confined to the stern area of the shipwreck where the most diagnostic artifacts were anticipated to be preserved.

With the goal of further establishing a positive identification, and with the agreement of the United Kingdom’s Ministry of Defence, Odyssey recovered two bronze cannon from the wreck site: a 12-pounder featuring the royal arms of King George II (r. 1727-60), and a 4 ton, 42-pounder bearing the crest of George I (r. 1714-27). Both guns carry the maker’s mark (“SCHALCH”), representing Andrew Schalch of the Royal Brass Foundry, Woolwich, widely recognized as the pre-eminent master founder of his time. The cannon also feature archetypal dolphin handles, common to bronze cannon of the era in which HMS Victory sailed. The dates, size and caliber of the guns recovered, combined with detailed inspection of the visible cannon on the seabed, were key pieces of evidence to conclusively identify the shipwreck as Britain’s first-rate warship, HMS Victory—the last Royal Navy warship to be lost at sea with a complete complement of bronze cannon.

Odyssey has been cooperating closely with the UK MOD on the project of HMS Victory, and all activities at the site have been conducted in accordance with protocols agreed to by the MOD and Royal Navy officials. Terms of collaboration between Odyssey and the UK MOD on the project are currently being negotiated, and an agreement similar to the Sussex Partnering Agreement has been proposed.

“Black Swan” Project

The “Black Swan” is a Colonial period site we discovered during 2007 in the Atlantic Ocean. The Company recovered over 500,000 silver coins weighing more than 17 tons, hundreds of gold coins, worked gold and other artifacts from this site.

We have taken great care to archaeologically document this site and to carefully conserve and record all artifacts to the highest professional standards. The site which is primarily comprised of cargo spread over a large area, does not contain an actual vessel or hull of a shipwreck. There are no signs of human remains at the site; however, the site is being treated with the utmost respect. We believe it is important to keep the location of the site confidential to protect the integrity of the site.

The Kingdom of Spain, which has filed a claim in this case, has stated in court documents their belief that the site in question is definitely the Nuestra Señora de las Mercedes (the “Mercedes”), a Spanish vessel which sunk in 1804 while carrying mostly private merchant cargo. While one of Odyssey’s working hypotheses is that the vessel related to the cargo found at this deep-water site may be the Mercedes, there is some evidence which suggest the site may not be related to the Mercedes, including eyewitness accounts of her sinking much closer to land than the Black Swan site.

The cargo and artifacts recovered from the site have been brought to the United States under an Admiralty arrest action and we have been appointed substitute custodian by the federal US District Court. For additional information refer to the “Admiralty Legal Proceedings” section.

North Carolina Project

We reached an agreement with shipwreck exploration firm Intersal, Inc. to pursue operations at a site off the coast of North Carolina.

Intersal is seeking to renew its exploration permit from the North Carolina Department of Cultural Resources, which includes the site and additional surrounding areas, some of which may correlate with Odyssey’s “Firefly” shipwreck project. Odyssey and Intersal are committed to continuing Intersal’s policy of maintaining high archaeological standards and close co-operation with the North Carolina State Government.

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

HMS Sussex Project

The Sussex project is an expedition to locate and recover the artifacts and cargo of a large colonial-period British warship, HMS Sussex, which was lost in a severe storm in 1694. Based on documentary research conducted by contract researchers and our in-house research team in libraries and historical archives in Great Britain, France and other countries, we believe that there is a high probability the ship was carrying a cargo of coins with a substantial numismatic and collector value. Our analysis of the data was accumulated from a review of the ship’s logs, court martial records, state papers, treasury books and various other letters and reports. We conducted offshore search operations on this project in 1998, 1999, 2000 and 2001. Based on the results of these search operations, we believe there is a high probability we may have located the HMS Sussex, but this will only be confirmed after additional excavation of the site.

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

Under the agreement, HMG has the right to keep all artifacts together in one collection, and to then compensate Odyssey by paying us the commensurate percentage of the appraised retail value of the collection. Alternatively, HMG may decide to de-accession duplicate artifacts such as coins and to compensate us by giving us a percentage of those artifacts in an amount that correlates with the percentage of the value due us.

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

The shipwreck that is believed to be HMS Sussex is located in the search area for a project that we have previously referred to as our “Cambridge” project. We sold through private placements of Revenue Participation Certificates, or RPCs, the right to share in our future revenues derived from the “Cambridge” project. As of April 30, 1999, when the offering was closed, we had sold $825,000 of the RPCs. As a group, the holders are entitled to 100 % of the first $825,000 of gross revenue, 24.75 % of gross revenue from $4 million to $35 million, and 12.375 % of gross revenue above $35 million generated by the “Cambridge” project. Additionally, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5 % of the post-finance cost proceeds from any shipwrecks in a certain search area of the Mediterranean Sea. The shipwreck we believe is HMS Sussex is located within the specified search area, and we will be responsible to share future revenues, if any, from this shipwreck with the subcontractor. The subcontractor’s rights were foreclosed upon during 2002 and the purchaser was a limited liability company which was partially owned by two of our officers and directors at the time. In order to remove any potential conflicts of interest, these two persons sold their interests in the limited liability company during 2005.

Because the government of Spain is pursuing claims against our recovery from the “Black Swan” project, the HMS Sussex project, which has involved work in the Mediterranean Sea off the coast of Gibraltar, has been delayed. See “Black Swan” Arrest in the next section.

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

Status updates are discussed below.

We will continue to pursue prompt resolutions of all claims. If we are able to confirm that any entity has a potential legitimate legal claim to any of the materials recovered from these sites, we intend to provide specific legal notice to any and all potential claimants. Even if another entity is able to prove that it has an ownership interest in the shipwreck and/or cargo and that they had not legally abandoned the shipwreck, Odyssey would seek a salvage award from the Admiralty Court. In cases such as this, salvors are typically awarded a salvage award based on their efforts which may be up to 90% or more of the recovery.

“Black Swan” Arrest

In April 2007, we filed an Admiralty arrest on a site in the Atlantic Ocean approximately 1,100 meters deep, beyond the territorial waters or contiguous zone of any sovereign nation, and we were appointed substitute custodian for all artifacts recovered from the site. Odyssey code named the site “Black Swan.” In May 2007, the Kingdom of Spain filed a notice in this case stating that the Spanish government did not intend to give up rights to any Spanish property which might be on the site.

Through the discovery process, Odyssey shared information and documentation with Spain regarding the site and items recovered. On March 6, 2008, the Court denied Spain’s motion to dismiss Odyssey’s claims for possession and ownership of this and two other arrested sites and for salvage awards.

On March 12, 2008, the Court issued orders in this case, the 2006 “Atlas” case, and the Mediterranean case confirming that Odyssey had complied with all discovery orders thus far and instructing Odyssey to respond within thirty days to interrogatories regarding its theory as to the identities of any vessels related to the sites.

On April 11, 2008, Odyssey filed its responses to the Court’s interrogatories and identified the Nuestra Señora de las Mercedes (the “Mercedes”), a vessel assigned to transport mail, private passengers, consignments of merchant goods and other cargoes, as one vessel potentially related to the “Black Swan” site, although there is evidence which may contradict this hypothesis. Odyssey reiterated that no vessel has been found at the site, and stated that other hypotheses were also being explored. Spain then filed its answers to the Court’s interrogatories indicating that it had concluded that the vessel related to the “Black Swan” site was the Mercedes.

Spain filed a Motion to Dismiss the case on September 22, 2008, based upon the Foreign Sovereign Immunities Act (“FSIA”), alleging that the U.S. District Court lacks jurisdiction. Odyssey filed a response on November 17, 2008, to which Spain filed a reply on January 26, 2009. Odyssey filed a response to that reply on February 13, 2009. We are awaiting the Court’s ruling on the Motion to Dismiss. All pleadings have been filed with the U.S. District Court for the Middle Division of Florida, Tampa Division, Case number 8:07-cv-00614. Claims have been filed in the case by Spain and Peru as well as named individuals who assert an interest in property which was aboard the Mercedes. Those named individuals have specifically acknowledged Odyssey’s right to a salvage award in the case. At Odyssey’s request, on January 20, 2009 the Court issued an order setting January 31, 2009, as the deadline for the filing of claims in the case.

“Atlas” Arrests

We currently have three pending Admiralty arrest cases on sites in the “Atlas” search area. Case number 8:06-cv-1685 was discovered and arrested in 2006. This site remains unidentified. Case numbers 8:08-cv-01044 and 8:08-cv-01045 were discovered and arrested in 2008. The site related to case number 8:08-cv-01045 has been identified as HMS Victory and the site associated with case number 8:08-cv-01044 is believed to be the privateer Marqise de Tornay.

Case number 8:06-cv-1685 (unidentified)

In May 2007, the Kingdom of Spain filed a notice in this case (Case number 8:06-cv-1685) stating that the Spanish government did not intend to give up rights to any Spanish property which might be on the sites. On December 20, 2007, Keith Bray filed an Intervening Complaint in this case involving the site arrested in September 2006. His claim includes counts for Fraud, Rescission and Mutual Mistake and seeks to have the Court rescind his contract with Odyssey which specifically provided that Bray was entitled only to the cash payment paid to him for historical research work. On January 9, 2008, Odyssey filed its Answer and Affirmative Defenses to the Intervening Complaint denying Bray’s allegations and attaching a copy of the Research Agreement which Odyssey had with Bray.

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

After initial discovery and several pre-trial hearings, the parties appeared again in Court on June 9, 2008. Considering Spain’s admission that it had no claim to anything that had been brought before the Court in this case, at the status hearing, the Court urged Spain and Odyssey to reach a settlement. Odyssey proposed a voluntary dismissal without prejudice, but Spain refused. A status conference in the case was held on January 8, 2009, in which Odyssey requested the Court to move forward with adjudication of its rights to the items recovered from the site. The Court has taken the matter under advisement. Odyssey is proceeding with the litigation as to Bray’s claim, but believes his claim has no merit.

Case numbers 8:08-cv-01045 (HMS Victory) and 8:08-cv-01044 (Marqise de Tornay)

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

On February 2, 2009, Odyssey announced that one of these sites was the site of HMS Victory, the last Royal Navy warship to be lost at sea with a complete complement of bronze cannon. Odyssey also announced that it had recovered two unique cannon from the site and that the company’s research indicated that HMS Victory sunk with a substantial amount of gold and silver specie aboard.

Odyssey has been cooperating closely with the United Kingdom’s Ministry of Defence (MOD) on the project, and all activities at the site have been conducted in accordance with protocols agreed upon with MOD and Royal Navy officials. Terms of collaboration between Odyssey and the UK MOD on the project are currently being negotiated, and an agreement similar to the Sussex Partnering Agreement has been proposed.

Based on a bell recovered from the shipwreck site, site exploration and artifacts, Odyssey believes the other arrest to be the shipwreck of the privateer Marqise de Tornay. On January 23, 2009, the company published notice of the likely identity. No claimants have come forward to date.

North Atlantic Arrest

In November 2008, Admiralty arrests were also filed on two shipwrecks located in the North Atlantic Ocean over 300 miles from the western approaches to the English Channel. (Case numbers 8:08-cv-02219 and 8:08-cv-02220). Both sites bear characteristics of certain ships that we believe may contain valuable cargo. On November 13, 2008, the U.S. District Court for the Middle District of Florida appointed Odyssey as Substitute Custodian of both sites and the artifacts recovered therefrom. On February 9, 2009, The United Kingdom filed Verified Statements of Right or Interest in each of the cases, asserting a potential interest in the vessels and/or cargo recovered from the sites. Odyssey intends to file a response to those claims.

Mediterranean Arrest

In April 2007, Odyssey filed an Admiralty arrest on a shipwreck in the Mediterranean believed to be the Ancona, a 20th century passenger liner believed to be carrying valuable cargo, and was appointed substitute custodian of the artifacts recovered (Case number 8:07-cv-00616). In May 2007, the Kingdom of Spain filed a notice in this case stating that the Spanish government did not intend to give up rights to any Spanish property which might be on the site. On March 12, 2008, the Court issued orders in this case confirming that Odyssey had complied with all discovery orders thus far. On April 1, 2008, Spain voluntarily dismissed its claim in this Admiralty case. Odyssey intends to file a Motion for Summary Judgment in the case.

Legal and Political Issues

Odyssey works with a number of leading international maritime lawyers and policy experts to constantly monitor international legal initiatives that might affect our projects. As a matter of policy, we begin with the assumption that some entity, whether a government, private concern or insurance company, may have some rights to shipwrecks that are slated for search and recovery operations. Based on this assumption, a rigorous legal analysis is undertaken in order to ascertain which entities might be able to create roadblocks to a successful project. In some cases, such as that of HMS Sussex, it was determined that the most prudent mechanism for moving forward was to negotiate a contract with the owner of the vessel in order to manage the litigation risk.

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

These factors are taken into account in determining whether to proceed with a project as planned. Other factors, such as the UNESCO Convention for the Protection of Underwater Cultural Heritage are also taken into consideration. New political initiatives such as this Convention could restrict access to historical shipwrecks throughout the world to the extent they might require compliance with additional cultural resource management guidelines and regulations. Some of these will require adherence to strict archaeological practices and we intend to follow reasonable guidelines in all projects to which they are applicable. Greg Stemm, Odyssey’s CEO and co-founder, was a member of the United States delegation that negotiated the UNESCO Convention, and as such provides us with a thorough understanding of the underlying principles and ramifications of the Convention, and advance notice of other cultural resource management issues that might affect our projects.

The UNESCO Convention is not expected to impact operations in international waters, and the United States, the United Kingdom and other major maritime governments have already stated explicitly that they do not intend to sign the Convention. Nevertheless, some countries in whose waters we may consider working may sign or have already signed the Convention. While the UNESCO Convention states that artifacts may not be sold, it also states that this prohibition may not prevent the provision of archaeological services, and we intend to provide such services in contracts with governments. We believe the primary value of the cargoes we seek are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and as such should not be subject to the rule prohibiting sale.

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

Competition

There are a number of companies who publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archeological shipwreck exploration company. These entities include, but are not limited to Sovereign Exploration Associates International Inc., Admiralty Holding Company, Deep Blue Marine, Marine Exploration, Inc., Oceanic Research and Recovery, Seafarer Exploration and Legal Access Technologies, Inc. It is possible that some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 11, 2009 are listed below.

Gregory P. Stemm (age 51) has served as Chief Executive Officer and Chairman of the Board since January 3, 2008. Mr. Stemm previously served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He has served as Co-Chairman of the Board since February 24, 2006 until his present appointment.

Mark D. Gordon (age 48) has served as President and Chief Operating Officer since October 2007 and was appointed to the Board of Directors in January 2008. Previously Mr. Gordon served as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different start-up ventures (1987-2003).

Michael J. Holmes (age 59) has served as Chief Financial Officer since May 2004. Mr. Holmes joined Odyssey as Controller in March 2004 and had previously served in a variety of financial management positions with Anheuser-Busch Companies, Inc. to include Vice President Finance, Sea World Orlando (1998-2003).

David A. Morris (age 58) has served as Secretary and Treasurer since August 1997.

Jay A. Nudi (age 45) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004). Previously he served as a consultant to various companies on specific value added engagements (2001-2003).

Laura L. Barton (age 46) was appointed Vice President of Communications in November 2007. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Employees

As of December 31, 2008, we had 47 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract crewmen who operate our two vessels and technicians who perform marine survey and recovery operations on our vessels and from time to time we hire subcontractors and consultants from time to time to perform specific services.

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

An investment in Odyssey is extremely speculative and of exceptionally high risk. Although we have access to a substantial amount of research and data which has been compiled regarding various shipwreck projects, the quality and reliability of such research and data is uncertain. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the excavation cost will exceed the value of the objects recovered or that others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing title to them, there are no assurances as to the value that such objects will bring at their sale, as the market for such objects is uncertain.

The research and data we use may not be reliable.

The success of a shipwreck project is dependent to a substantial degree upon the research and data we have obtained. By its very nature, research and data regarding shipwrecks can be imprecise, incomplete and unreliable. It is often composed of or affected by numerous assumptions, rumors, legends, historical and scientific inaccuracies and misinterpretations which have become a part of such research and data over time.

Availability of raw materials may be limited.

The availability of inventory is primarily dependent on the success of finding raw materials in the form of intrinsically valuable cargoes from shipwrecks. If we are not successful in the exploration and recovery of shipwrecks, we would not have sufficient inventory to sell.

Operations may be affected by natural hazards.

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct search and recovery operations during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

We may be unable to establish our rights to any objects we recover.

Persons and entities other than Odyssey and entities we are affiliated with (both private and governmental) may claim title to the shipwrecks and/or valuable cargo that we may recover. Even if we are successful in locating and recovering shipwrecks and/or valuable cargo, we cannot assure we will be able to establish our right to property recovered if challenged by governmental entities, prior owners, or other attempted salvors claiming an interest therein. In such an event we could spend a great deal of time and money on a shipwreck project, and receive no salvage claim or revenue for our work.

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

The methods and channels that may be used in the disposition or sale of recovered items are uncertain at present and may include several alternatives. Ready access to buyers for any artifacts or other valuable items recovered cannot be guaranteed. Delays in the disposition of such items could adversely affect our cash flow.

Legal, political or civil issues could interfere with our recovery operations.

Legal, political or civil initiatives of countries and/or major maritime governments could restrict access to shipwrecks or interfere with our search and recovery operations.

Objects we recover could be stolen from us.

If we locate a shipwreck and assert a valid claim to items of value, there is a risk of theft of such items at sea by “pirates” or poachers before or after the recovery or while in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance.

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

It is possible we will not be successful in obtaining title or permission to excavate certain wrecks. In addition, permits that are sought for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events our costs may increase, and we may have significant charges associated with the write-down of assets.

We may be unsuccessful in raising the necessary capital to fund operations and capital expenditures.

Our ability to generate cash flow is dependent upon the success of our ability to recover and monetize high-value shipwrecks. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so in the future.

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

Our Articles of Incorporation initially authorized the issuance of up to 10,000,000 shares of preferred stock, 190,000 shares of which have been retired. As a result, we are authorized to issue up to 9,810,000 shares of preferred stock. Our board of directors has the right to establish the terms, preference, rights and restrictions of the preferred stock. Such preferred stock could be issued with terms, rights, preferences and restrictions that could discourage other persons from attempting to acquire control and thereby insulate incumbent management. In certain circumstances, the existence of corporate devices that would inhibit or discourage takeover attempts could have a negative effect on the market value of our common stock. Our Board of Directors has designated 7,340,000 shares of our preferred stock as Series D Convertible Preferred Stock, which we refer to as Series D Preferred Stock, and 20 shares of our preferred stock as Series E Convertible Preferred Stock, which we refer to as Series E Preferred Stock. As of February 3, 2009, we had outstanding (a) 6,847,600 shares of Series D Preferred Stock, and (b) 13 shares of Series E Preferred Stock.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception except for 2004. Our losses from operations were $24,841,271 in 2008, $23,832,854 in 2007 and $19,088,085 in 2006. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our offices in Tampa, Florida where we purchased a 23,500 square foot two story office building in 2004 to serve as our corporate and operations headquarters. We currently lease approximately 38 % of the space to two tenants. In May 2008, we purchased a one story 8,100 square foot commercial building in proximity to our corporate headquarters which is utilized by our conservation, research and archaeology departments. We believe these facilities are sufficient for our foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently a party to any material litigation other than the admiralty proceedings described in this document. From time to time in the ordinary course of business, the Company may be subject to or may assert a variety of claims or lawsuits.

See the information set forth under the heading “Admiralty Legal Proceedings” in Part I, Item 1of this report for disclosure regarding certain admiralty legal proceedings in which Odyssey is involved. Such information is hereby incorporated by reference into this Part I, Item 3.

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

Assuming an investment of $100 on December 31, 2003, and reinvestment of all dividends, the graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative return of the Standard & Poor’s 500 Market Index and the Russell 2000 Market Index.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG ODYSSEY,

S&P 500 STOCK INDEX AND RUSSELL 2000 STOCK INDEX

Total Return Analysis	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Odyssey Marine Exploration, Inc.	$100.00	$50.00	$70.80	$58.40	$123.80	$64.40
S&P 500 Index	$100.00	$110.88	$116.33	$134.70	$142.09	$89.52
Russell 2000 Index	$100.00	$117.00	$120.88	$141.43	$137.55	$89.68

Price Range of Common Stock

On November 19, 2003, our common stock was listed on the American Stock Exchange and was traded under the symbol OMR. On July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. The following table sets forth the high and low sale prices for our common stock during each quarter presented.

	Price
	High	Low
Quarter Ended
March 31, 2007	$4.10	$2.50
June 30, 2007	$9.45	$3.40
September 30, 2007	$6.80	$4.60
December 31, 2007	$7.75	$4.84
Quarter Ended
March 31, 2008	$7.40	$4.49
June 30, 2008	$5.77	$5.42
September 30, 2008	$5.63	$4.93
December 31, 2008	$4.73	$2.35

Approximate Number of Holders of Common Stock

The approximate number of record holders of our $.0001 par value Common Stock at February 28, 2009 was 270. This does not include shareholders that hold their stock in accounts in street name with broker/dealers.

Dividends

Holders of the Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our Common or Preferred Stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2008 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the quarter ended December 31, 2008.

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

The following table includes fiscal year 2004, which represents a ten-month transition period ending December 31, 2004. Fiscal years ended 2005, 2006, 2007 and 2008 are twelve-month periods ending on December 31st of such years.

Dollars in thousands except per share amounts	2008	2007	2006	2005	2004
Results of Operations
Revenue	$4,105	$6,147	$5,064	$10,037	$17,622
Net income (loss)	(24,841)	(23,833)	(19,088)	(14,920)	5,229
Earnings (loss) per share – basic	(0.50)	(0.54)	(0.41)	(0.35)	0.14
Earnings (loss) per share – diluted	(0.50)	(0.54)	(0.41)	(0.35)	0.13
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$30,462	$38,558	$27,208	$30,190	$27,921
Long term obligations	3,123	2,601	3,053	1,758	1,858
Shareholder’s equity	18,125	30,199	17,366	24,886	22,366

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2008, 2007 and 2006, all of which included a twelve-month period fiscal year which ended December 31.

2008 Compared to 2007

			2008 vs 2007
(Dollars in millions)	2008	2007	$	%
Revenue	$4.1	$6.1	$(2.0)	(33)%

Cost of sales	.6	2.3	(1.7)	(72)
Operations and research	18.6	14.3	4.3	30
Marketing, general and administrative	9.8	13.3	(3.5)	(26)

Total cost and expenses	$29.1	$29.9	$(0.8)	(3)%

Revenue

Revenue is generated through the sale of coins, artifacts and merchandise, the lease of our themed attraction exhibit and beginning in the second quarter of 2008, expedition charter revenue associated with the production of a shipwreck exploration television series. Revenues for 2008 and 2007 were $4.1 million and $6.1 million, respectively, which included $1.9 million of expedition charter revenue in 2008 related to the television series. The decrease of $3.9 million in revenue for 2008 (excluding the impact of the $1.9 million expedition charter revenue) is primarily due to fewer coins sold in 2008 versus the same period in 2007. Also, the sales mix in 2008 represented predominantly all silver coins while the 2007 sales mix included approximately 18% gold coins which are priced much higher than silver coins. With the SS Republic gold inventory sold out, except for a small quantity of high grade coins, we continue to develop the SS Republic silver coin products to sustain demand until we are able to offer a more diverse product line with new shipwreck products and stories.

The SS Republic silver program was re-developed in the first quarter of 2008 to take advantage of emerging research on the silver coins from the SS Republic. This includes the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey has continued to expand distribution channels with a broader base of coin and collectible marketers, including opening markets overseas. We have also re-evaluated our efforts with our direct marketing partner (inbound and outbound call center and infrastructure) and restructured our agreement to expand on our indirect sales programs and distribution channels where our profit margins are much greater. In 2008 and 2007, we sold through several independent dealers of which two represented 69% and 58% of total artifact sales, respectively. As of December 31, 2008, we had a remaining inventory of approximately 31,000 silver coins. Our revenue for 2008 and 2007 was predominantly U.S. domestic-based.

An agreement was negotiated during third quarter 2008 with Arqueonautas Worldwide for the exclusive worldwide marketing rights to the collectible quality coins from their Sao Jose shipwreck project. These coins have not been available for sale previously and we are marketing them through our authorized distributors. This project generated sales commissions beginning in fourth quarter 2008 and has allowed us to expand our distribution network with new product to prepare for future Odyssey shipwreck products and stories.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins decreased $1.7 million for 2008 versus 2007 primarily because of fewer coins sold in 2008. There is no cost of sales component associated with the themed attraction and expedition charter revenues.

Operations and research expenses primarily include all costs within the following departments: Archaeology, Conservation, Research, and Marine Operations, which include all vessel operations. Operations and research expenses were $18.6 million in 2008, compared to $14.3 million in 2007. The $4.3 million increase was primarily due to increased vessel operating expenses ($2.8 million) primarily related to additional ship charters utilized to supplement our operating schedule in the “Atlas” search area while the Ocean Alert was undergoing repairs, vessel repairs and maintenance expenses ($2.1 million), offset by lower themed attraction expenses ($.6 million).

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $9.8 million in 2008 versus $13.3 million in 2007. The decrease of $3.5 million was attributable to (i) reduced marketing expenses of $1.8 million primarily related to lower advertising and commissions due to the restructure of our direct sales program with our direct marketing partner, (ii) lower employee compensation and a no bonus policy in 2008 ($1.7 million), (iii) themed attraction expense reduction of $1.2 million primarily related to accelerated depreciation of our attraction development assets associated with the reorganization of our themed attractions in 2007, and (iv) an increase of share-based compensation costs related to adoption of FASB 123R

($.6 million), and a cash separation payment and consulting fees ($.6 million) primarily due to the departure our former Chief Executive Officer in January 2008.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and equipment loans.

Income Taxes

We did not record any provision (benefit) for income taxes in 2008 or 2007. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $33.2 million against the deferred tax assets as of December 31, 2008 compared to $24.3 million as of December 31, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks (such as HMS Sussex) or successful admiralty proceedings regarding salvage claims to “Black Swan” high value cargo and thus a valuation allowance has been recorded as of December 31, 2008. We anticipate that we will continue to incur net losses in 2009. Our ability to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks. Our current estimates do not include monetizing any assets from the “Black Swan” or HMS Victory projects in 2009. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(Dollars in thousands)	2008	2007
Summary of Cash Flows:
Net cash (used) by operating activities	$(21,434)	$(15,107)
Net cash (used) by investing activities	(1,363)	(680)
Net cash provided by financing activities	15,216	31,693

Net increase (decrease) in cash and cash equivalents	$(7,581)	$15,906

Beginning cash and cash equivalents	18,321	2,416

Ending cash and cash equivalents	$10,740	$18,321

Discussion of Cash Flows

Net cash used in operating activities in 2008 was $21.4 million. This amount primarily reflected an operating loss of $24.8 million offset in part by non-cash items including depreciation and amortization ($2.6 million) and share based compensation ($1.8 million), a decrease in accrued expenses ($1.4 million) and inventory ($.6 million) and an increase in restricted cash ($.8 million) required by our new credit facility and building mortgage with Fifth Third Bank. Net cash used in operating activities in 2007 was $15.1 million. Cash used in operating activities for 2007 primarily reflected an operating loss of $23.8 million, offset by depreciation of $3.5 million and share based compensation of $1.3 million, a decrease in inventory of $1.8 million and an increase in accrued expenses and accounts payable of $2.2 million. The increase in accrued expenses of $1.6 million was primarily attributable to increased accrued bonuses and compensation and Black Swan legal expenses.

Cash flows used in investing activities were $1.4 million and $.7 million for the twelve months in 2008 and 2007, respectively. Cash used in investing activities in 2008 primarily reflected purchase of property and equipment, which included capitalized maintenance for extensive engine repairs and upgrades to the Ocean Alert ($.5 million), the purchase of a building (used primarily as a conservation lab and storage facility) for $1.0 million of which we financed $.8 million (net $.2 million), and $.6 million for property and equipment primarily vessel-related. Cash used in investing activities in 2007 primarily reflected purchase of property and equipment, of which $.6 million represented marine equipment and $.1 million was for our themed attractions, primarily for the opening of our SHIPWRECK! Pirates & Treasure exhibit.

Cash flows provided by financing activities for 2008 were $15.2 million which primarily included $10.8 million from the issuance of common stock and exercise of warrants and $5 million from our bank line of credit, offset by net loan repayments of $.6 million. The net loan repayments included loan proceeds of $2.5 million due to refinancing our corporate building with Fifth Third Bank in July 2008, offset by repayment of our previous building mortgage and equipment loan payable with Mercantile Bank for $3.1 million in February 2008. Cash flows provided by financing activities for 2007 included $35.1 million net proceeds from the sale of common and preferred stock offset by $3.4 million revolving credit loan and mortgage repayments.

General Discussion 2008

At December 31, 2008, we had cash and cash equivalents of $10.7 million, a decrease of $7.6 million from the December 31, 2007 balance of $18.3 million.

On February 7, 2008, we entered into a $5.0 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. We are required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly. The line of credit was initially secured by approximately 33,000 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. We are required to comply with a number of customary covenants and intend to use the line of credit as a means to fund ongoing operations as necessary. Initially the line of credit was used to pay off our first mortgage with Carolina First Bank for approximately $2.4 million as well as the equipment loan payable due Mercantile Bank of approximately $.6 million plus any closing costs of the transaction. In October 2008, due to the turmoil in credit markets and the overall banking environment, we borrowed all $5 million from our line of credit.

On May 14, 2008, we purchased a building approximately 8,100 square feet which is used as our conservation lab and storage facility. The building was previously leased by Odyssey. The building was financed by a first and second mortgage of approximately $.8 million on the property.

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

On January 23, 2009, we received $.8 million from the exercise of warrants to purchase 197,600 shares preferred stock at a price of $4.00.

Material Trends and Uncertainties

Our current 2009 business plan estimates our net cash requirements for operations and capital expenditures will range from $15 million to $17 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility may not be sufficient to fund working capital requirements for 2009. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take. We have also identified one of our potential high value target shipwrecks, HMS Victory. However, until we have an agreement with the U.K. government, we may not be able to begin recovery operations or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

2007 Compared to 2006

			2007 vs 2006
(Dollars in millions)	2007	2006	$	%
Revenue	$6.1	$5.1	$1.1	21%

Cost of sales	2.3	1.1	1.2	111
Operations and research	14.3	15.0	(.7)	(5)
Marketing, general and administrative	13.3	8.7	4.6	53

Total cost and expenses	$29.9	$24.8	$5.1	21%

Revenue

Revenue is generated primarily through the sale of gold and silver coins, as well as from other artifacts and merchandise. Revenue for 2007 and 2006 was $6.1 million and $5.1 million, respectively, representing sales of gold and silver coins of approximately 4,300 coins in 2007 and 2,700 coins in 2006. The volume mix of gold and silver coins in 2007 was approximately 18% and 82%, respectively, and in 2006 was 17% and 83%, respectively. While we continue to sell numismatic coins to independent coin dealers, there was a significant shift beginning in the second quarter 2006 to our direct marketing sales efforts. In 2007 and 2006, we sold through several independent dealers of which two represented 58% and 65% of total sales, respectively.

Direct sales efforts (inbound and outbound call center and related infrastructure) were outsourced beginning in the second quarter of 2006 to an experienced direct marketing partner. The major factor for the $1.1 million increase in revenue for 2007 was the increase in gold and silver coins sold. Continued development of the SS Republic coin products drove consumer demand higher. Additionally, more wholesale partners have expanded distribution and reach into the market. As of December 31, 2007, we had a remaining inventory of approximately 33,000 silver coins.

Included in our revenue for 2007 and 2006 was $.4 million and $.3 million, respectively, of admissions and merchandise sales from our themed attractions. Our revenue for 2007 and 2006 was predominantly U.S. domestic-based.

Cost and Expenses

Cost of sales as a percentage of revenue for 2007 and 2006 was 37 % and 21%, respectively. The higher cost of sales percentage in 2007 is primarily attributable to (i) additional discounts and premiums given in 2007 due to the sale of our remaining non-graded gold coins and (ii) $.5 million inventory reserves established for our remaining merchandise inventory due to the reorganization of our themed attractions. We reorganized our themed attractions in the fourth quarter 2007. Our focus in themed attractions changed to no longer operate and manage them, but to partner with other attraction experts in order to build the Odyssey brand and promote and grow the themed attraction concept that has already been developed.

Operations and research expenses were $14.3 million in 2007 and $15.0 million in 2006. The decrease of $.7 million consists of $1.0 million of reduced operating expenses in our theme attractions in connection with the September 2006 closing of our attraction in New Orleans, $.6 million of lower vessel operating costs offset by an increase in operating expenses of $.9 million primarily attributable to the “Black Swan” project.

Marketing, general and administrative expenses were $13.3 million in 2007 as compared to $8.7 million in 2006. Of the $4.6 million increase, $1.0 million was related to sales and marketing primarily due to an increase in advertising and commissions associated with the outsourcing of our direct sales efforts in the second quarter of 2006; $1.6 million was primarily due to employee-related expenses including share-based compensation costs related to adoption of FASB 123R ($.7 million) and employee bonuses ($.8 million); $.8 million related to corporate and legal expenses primarily associated with the “Black Swan” project; $.9 million was due to accelerated depreciation expenses of our attraction development assets associated with the reorganization of our themed attractions and $.3 million related to a reduction of expenses in 2006 relating to miscellaneous gains.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and equipment loans. For 2006, $.9 million of other income was recorded due to business interruption insurance proceeds received for our themed attraction in New Orleans related to Hurricane Katrina.

Income Taxes

We did not record any provision (benefit) for income taxes in 2007 or 2006. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $24.3 million against the deferred tax assets as of December 31, 2007 compared to $14.9 million as of December 31, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we concluded that it is more likely than not that those assets would not be realizable without the recovery of high value shipwrecks (such as HMS Sussex) or successful admiralty proceedings regarding salvage claims to “Black Swan” high value cargo and thus a valuation allowance was recorded as of December 31, 2007. Our ability to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks. Our current estimates do not include monetizing any assets from the “Black Swan” project. We continue to reassess the need for a valuation allowance during future reporting periods.

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

Cash flows used in investing activities were $.7 million and $1.9 million for fiscal years 2007 and 2006, respectively. Cash used in investing for 2007 primarily consisted of purchases of marine property and equipment ($.5 million) and $.1 million for our themed attractions representing improvements to our traveling exhibit. Cash used in investing for 2006 consisted of $2.7 million for the purchase of a search and inspection vessel and ROV system of which we financed $1.1 million: $.6 million for property and equipment offset by $.5 million net proceeds from the sale of our smallest ship, the RV Odyssey: and $.2 million for our themed attractions.

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

On June 25, 2007, we were officially included in the Russell 3000, the Russell 2000, and the Russell Microcap Indexes. We believe this has given us exposure to a wider audience in the investment community and validates our consistent efforts to build stockholder value by sharing our story with as many constituencies as possible. Also, on July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. We believe that NASDAQ’s electronic multiple market maker structure provided Odyssey with enhanced exposure and liquidity, while at the same time providing investors with the best prices, the fastest execution, and the lowest cost per trade.

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

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. John Morris, a former officer and director, has indemnification extended during the term of his consulting agreement. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2008.

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

Long-Lived Assets

As of December 31, 2008, we had approximately $9.8 million of property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to reorganization of our themed attractions and the closing of our attraction in New Orleans, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements resulting in additional depreciation and amortization for the periods ended December 31, 2007 and 2006 of $928,427 and $874,434, respectively. Our focus in themed attractions will no longer be to operate and manage themed attractions, but to partner with other attraction experts in order to build the Odyssey brand and promote and grow the themed attraction concept that has already been developed.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2008. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance of $33.3 million has been recorded as of December 31, 2008. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the Black Swan project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

Contractual Obligations

At December 31, 2008, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$8,295	$5,172	$348	$2,210	$565
Interest on debt	1,063	382	357	269	55
Operating leases	—	—	—	—	—

Total contractual obligations	$9,358	$5,554	$705	$2,479	$620

Long term debt represents the amount due on our existing mortgages and revolving credit facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file with or furnish to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within required time periods.

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

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholder to be held on May 27, 2009.

The Company has adopted a Code of Ethics that applies to all of its employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and all committee charters are posted on the Company’s website (www.shipwreck.net). We will provide a copy of any of these documents to stockholders free of charge upon request to the Company.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

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
See “Index to Consolidated Financial Statements” on page 24.

(b) Consolidated Financial Statement Schedules
See “Index to Consolidated Financial Statements” on page 24.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

2.	Exhibits

The Exhibits listed in the Exhibits Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent auditor, Ferlita, Walsh & Gonzalez, P.A., a registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 6, 2009 expressed an unqualified opinion on its internal control over financial reporting.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Odyssey Marine Exploration, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey Marine Exploration and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006, and our report dated February 6, 2009 expressed an unqualified opinion.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 6, 2009

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,740,358	$18,321,349
Restricted cash	841,791	—
Accounts receivable, net	468,796	585,051
Inventory	792,812	2,024,676
Other current assets	312,698	401,329

Total current assets	13,156,455	21,332,405

PROPERTY AND EQUIPMENT
Equipment and office fixtures	14,239,354	13,495,418
Building and land	4,702,173	3,709,873
Accumulated depreciation	(9,156,023)	(6,875,121)

Total property and equipment	9,785,504	10,330,170

OTHER ASSETS
Inventory (non-current)	6,400,963	5,746,970
Other long term assets	1,119,539	1,148,155

Total other assets	7,520,502	6,895,125

Total assets	$30,462,461	$38,557,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$988,406	$776,378
Accrued expenses and other	2,166,315	3,644,350
Mortgage and loans payable	5,172,331	449,024

Total current liabilities	8,327,052	4,869,752

LONG TERM LIABILITIES
Mortgage and loans payable	3,123,233	2,601,286
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	4,010,733	3,488,786

Total liabilities	12,337,785	8,358,538

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 2,469,972 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 7,340,000 shares authorized; 6,900,000 and 6,900,000 issued and outstanding, respectively	690	690
Preferred stock series E convertible - $.0001 par value; 20 shares authorized; 13 issued and outstanding	—	—
Preferred stock series F convertible - $.0001 par value; 30 shares authorized: none outstanding	—	—
Common stock – $.0001 par value; 100,000,000 shares authorized; 52,410,248 and 47,766,848 issued and outstanding	5,241	4,777
Additional paid-in capital	106,425,370	93,659,049
Accumulated deficit	(88,306,625)	(63,465,354)

Total stockholders’ equity	18,124,676	30,199,162

Total liabilities and stockholders’ equity	$30,462,461	$38,557,700

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006
REVENUE	$4,104,778	$6,146,889	$5,063,920

OPERATING EXPENSES
Cost of sales	631,613	2,291,540	1,087,830
Operations and research	18,612,910	14,282,070	15,025,525
Marketing, general and administrative	9,825,392	13,333,177	8,695,309

Total operating expenses	29,069,915	29,906,787	24,808,664

LOSS FROM OPERATIONS	(24,965,137)	(23,759,898)	(19,744,744)

OTHER INCOME OR (EXPENSE)
Interest income	227,146	335,066	103,580
Interest expense	(196,409)	(475,368)	(305,644)
Other income	93,129	67,346	858,723

Total other income or (expense)	123,866	(72,956)	656,659

LOSS BEFORE INCOME TAXES	(24,841,271)	(23,832,854)	(19,088,085)
Income tax (provision) benefit	—	—	—

NET LOSS	$(24,841,271)	$(23,832,854)	$(19,088,085)

LOSS PER SHARE
Basic and diluted	$(.50)	$(.54)	$(.41)
Weighted average number of common shares outstanding
Basic and diluted	49,202,394	47,139,088	46,150,593

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006
Preferred Stock, Series D – Shares
At beginning of year	6,900,000	2,500,000	—
Preferred stock issued for cash	—	4,400,000	2,500,000

At end of year	6,900,000	6,900,000	2,500,000

Preferred Stock, Series E – Shares
At beginning of year	13	—	—
Preferred stock issued for cash	—	13	—

At end of year	13	13	—

Preferred Stock, Series F – Shares
At beginning of year	22	—	—
Preferred stock converted to common stock	(22)	—	—
Preferred stock issued for cash	—	22	—

At end of year	—	22	—

Common Stock – Shares
At beginning of year	47,766,848	46,785,254	45,823,224
Common stock issued for preferred stock, Series F, conversion	2,200,000	—	—
Common stock issued for cash	2,351,174	887,547	830,954
Common stock issued for services	92,226	94,047	131,076

At end of year	52,410,248	47,766,848	46,785,254

Preferred Stock , Series D
At beginning of year	$690	$250	$—
Preferred stock issued for cash	—	440	250

At end of year	$690	$690	$250

Preferred Stock , Series E
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Preferred Stock , Series F
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$4,777	$4,678	$4,582
Common stock issued for preferred stock, Series F, conversion	220	—	—
Common stock issued for cash	235	90	83
Common stock issued for services	9	9	13

At end of year	$5,241	$4,777	$4,678

Paid-in Capital
At beginning of year	$93,659,049	$55,437,954	$43,870,228
Series D Preferred stock issued for cash	—	14,255,000	8,749,750
Series E Preferred stock issued for cash	—	6,955,000	—
Series F Preferred stock issued for cash	—	11,880,000	—
Common stock issued for cash	10,822,885	2,048,721	1,889,109
Share-based compensation	1,943,656	1,527,036	928,867
Beneficial conversion option on preferred stock, issuance	—	1,555,338	—
Common stock issued for preferred stock, Series F, conversion	(220)	—	—

At end of year	$106,425,370	$93,659,049	$55,437,954

Accumulated Deficit
At beginning of year	$(63,465,354)	$(38,077,162)	$(18,989,077)
Net loss	(24,841,271)	(23,832,854)	(19,088,085)
Beneficial conversion option on preferred stock issuance	—	(1,555,338)	—

At end of year	(88,306,625)	(63,465,354)	(38,077,162)

Total stockholders’ equity	$18,124,676	$30,199,162	$17,365,720

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(24,841,271)	$(23,832,854)	$(19,088,085)
Adjustments to reconcile net loss to net cash used by operating activity:
Financing costs	73,294	—	—
Share based compensation	1,846,341	1,337,650	928,880
Depreciation	2,617,809	3,535,852	3,139,589
(Gain) Loss on disposal of equipment	78,060	18,576	(139,659)
(Increase) decrease in:
Restricted cash	(841,791)	—	—
Accounts receivable	116,255	(141,528)	1,047,642
Inventory	577,871	1,844,591	952,071
Other assets	108,505	(21,956)	90,285
Increase (decrease) in:
Accounts payable	212,028	277,896	(102,644)
Accrued expenses and other	(1,380,711)	1,874,681	66,296

NET CASH (USED) IN OPERATING ACTIVITIES	(21,433,610)	(15,107,092)	(13,105,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and improvements	(1,375,461)	(679,874)	(2,310,954)
Attractions development	—	—	(150,667)
Proceeds from sale of equipment	12,000	—	553,240

NET CASH (USED) IN INVESTING ACTIVITIES	(1,363,461)	(679,874)	(1,908,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,823,120	2,049,250	1,946,193
Proceeds from issuance of loan payable	10,040,500	—	5,185,485
Proceeds from issuance of preferred stock	—	33,135,000	8,750,000
Broker commissions and fees on private offering	—	(45,000)	(57,000)
Repayment of mortgage and loans payable	(5,647,540)	(3,446,777)	(1,678,161)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,216,080	31,692,473	14,146,517

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,580,991)	15,905,507	(867,489)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,321,349	2,415,842	3,283,331

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,740,358	$18,321,349	$2,415,842

SUPPLEMENTARY INFORMATION:
Interest paid	$176,892	$471,943	$303,388
Income taxes paid	$—	$—	$—

NON CASH TRANSACTIONS:
Settlement of outstanding debt with line of credit	$3,018,310	$—	$—
Compensation paid by common stock	$165,051	$349,395	$—
Settlement of accounts receivable with accounts payable	$—	$—	$53,539
Building and equipment purchased with financing	$779,000	$—	$1,120,000

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

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) is engaged in the archaeologically sensitive exploration and recovery of deep-ocean shipwrecks throughout the world. Our corporate headquarters are located in Tampa, Florida.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years 2008, 2007, and 2006 was $21,000, $1,321,000, and $881,000, respectively.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to reorganization of our themed attraction segment and the closing of our attraction in the New Orleans, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements resulting in additional depreciation and amortization for the period ended December 31, 2007 of $928,427. Our focus in the themed attraction area is to partner with attraction experts to build the Odyssey brand and promote and grow the themed attraction concept that has been established.

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At December 31, 2008, we did not own United States Treasury Bills with a maturity greater than three months.

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

At December 31, 2008 and 2007 weighted average common shares outstanding were 49,202,394 and 47,139,088 respectively. For the periods ending December 31, 2008 and 2007 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2008	2007
Average market price during the period	$4.51	$5.09

In the money potential common shares excluded	465,229	723,091

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2008	2007
Out of the money options and warrants excluded:

Stock Options with an exercise price of $5.00 per share	955,000	—
Stock Options with an exercise price of $7.00 per share	100,000	100,000
Warrants with an exercise price of $5.25 per share	100,000	100,000

Total anti dilutive warrants and options excluded from EPS	1,155,000	200,000

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on as as-if converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2008	2007
Weighted average potential common shares from Preferred Stock excluded from computation of diluted earnings per share	8,200,000	6,410,209

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006
Net loss	$(24,841,271)	$(23,832,854)	$(19,088,085)
Beneficial conversion option on preferred stock issuance	—	(1,555,338)	—

Numerator, basic and diluted net loss available to stockholders	$(24,841,271)	$(25,388,192)	$(19,088,085)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	49,202,394	47,139,088	46,150,593

Shares used in computation – diluted:
Weighted average common shares outstanding	49,202,394	47,139,088	46,150,593
Dilutive effect of options and warrants outstanding	—	—	—

Shares used in computing diluted net loss per share	49,202,394	47,139,088	46,150,593

Net loss per share – basic and diluted	$(0.50)	$(0.54)	$(0.41)

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. (See NOTE O)

Segment reporting

Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information (“FAS 131”), requires segment reporting when certain conditions are achieved. Based on the requirements of FAS 131, we previously reported our themed attractions as a segment. Since January 1, 2008, we no longer have a reportable segment.

Stock-based compensation

Our stock-based compensation is recorded in accordance with Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” We follow the “modified prospective” method as described in FAS No. 123R whereby the fair value of compensation cost is valued using the Black-Scholes method and recognized for all share-based awards granted after December 31, 2005. (See NOTE N)

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution until December 31, 2009. The U.S. Treasury instituted the Temporary Guarantee Program for Money Market Funds which insures certain minimum balances held between September 19, 2008 and April 30, 2009. At December 31, 2008 our uninsured cash balance was approximately $2,000,000.

NOTE C – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. At December 31, 2008, we did not own any United States Treasury Bills with a maturity of ninety days or longer.

NOTE D – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008, $500,000 was deposited into an interest-bearing account from which interest payments will be made for the first one-year period. On each anniversary of the facility, we will deposit into the account an amount sufficient to ensure a balance of $500,000 for interest payments during the subsequent year of the facility. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at December 31, 2008 is $390,648.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments will be made for the first one-year period. On each anniversary of the mortgage, we will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments during the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at December 31, 2008 is $451,143.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable consists predominantly of trade accounts receivable resulting from customer sales as well as other miscellaneous items. The trade accounts receivable portions at December 31, 2008 and 2007 are $295,497 and $585,051, respectively. For the period ended December 31, 2008, we are due a miscellaneous fuel credit reimbursement of $173,299 from a vendor. The balances at December 31, 2008 and 2007 are net of return reserves in the amounts of $0 and $33,020, respectively.

NOTE F – INVENTORY

Our inventory consists of the following:

	2008	2007
Artifacts	$6,874,394	$7,279,464
Packaging	319,381	389,381
Merchandise	598,273	661,899
Merchandise reserve	(598,273)	(559,098)

Total Inventory	$7,193,775	$7,771,646

Based on our estimates of the timing of future sales, $6,400,963 and $5,746,970 of artifact inventory for the fiscal years ended 2008 and 2007 were classified as non-current.

In the event we secure ownership rights to the recovered artifacts of the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archeological state. We have capitalized deferred costs of approximately $2.4 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE G – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2008	2007
Advances	$17,037	$—
Prepaid expenses	287,655	354,090
Deposits	8,006	47,239

Total Other current assets	$312,698	$401,329

For the period ended December 31, 2008, prepaid expenses consist of $207,864 of prepaid insurance premiums and $79,791 of other operating prepaid costs. For the period ended December 31, 2007, prepaid expenses consist of $234,682 of prepaid insurance premiums and $119,408 of other operating prepaid costs. All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Class	2008	2007
Building, improvements and land	$4,702,174	$3,709,873
Computers and peripherals	694,666	689,073
Furniture and office equipment	933,089	942,966
Vessels and equipment	10,889,944	9,817,111
Exhibits and related	1,721,654	2,046,268

	18,941,527	17,205,291
Less: Accumulated depreciation	(9,156,023)	(6,875,121)

Property and equipment, net	$9,785,504	$10,330,170

NOTE I – OTHER LONG TERM ASSETS

Other long term assets consist of the following:

	2008	2007
Artifacts	$560,462	$573,112
Deposits	541,590	548,813
Image use rights, net	17,487	26,230

Total other long term assets	$1,119,539	$1,148,155

The artifact balances for both reportable years consist of artifacts conserved specifically for the Company and are not for resale. Deposits include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for HMS Sussex as well as a $100,000 deposit to fund conservation and documentation of any artifacts recovered. These deposits are refundable from proceeds the United Kingdom would receive if HMS Sussex is discovered and its artifacts monetized. If HMS Sussex is not discovered, the Company is at risk for the expense deposit portion. Other deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. Image use rights are amounts paid to utilize, for a period up to five years, copyrighted images in our themed attractions. The amount is net of $32,712 of amortization.

NOTE J – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2008 and 2007:

	2008	2007
Revolving credit facility	$5,000,000	$—
Mortgage payable	3,295,564	2,410,310
Loan payable	—	640,000

	$8,295,564	$3,050,310

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. Odyssey will also be required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly in the second year. The line of credit is secured by a restricted cash balance (See NOTE D) as well as approximately 31,000 coins with a carrying value of $6,866,972 that were recovered from the SS Republic shipwreck, which amounts will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary covenants.

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

Mortgages Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE D) as well as a first mortgage on our corporate office building which has a carrying value of $3,221,481. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related real property which has a carrying value of $975,000. The seller is carrying a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. The interest is at a variable rate of 1.0% above the prime interest rate stated by Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012 and is secured by the related real property.

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

The combined aggregate maturities of long-term debt associated with the mortgages payable are as follows:

Year Ending December 31,
2009	$172,331
2010	173,548
2011	174,847
2012	176,232
2013	2,033,959
Beyond 2013	564,647

Total mortgages payable	3,295,564
Less current portion	172,331

Long term portion	$3,123,233

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

See “Note R – Commitments and Contingencies.”

NOTE K – ACCRUED EXPENSES

Accrued expenses consist of following:

	2008	2007
Compensation and bonuses	$328,026	$1,828,489
Vessel operations	1,057,973	766,657
Professional services	178,321	458,080
Other operating expenses	601,995	591,125

Total accrued expenses	$2,166,315	$3,644,350

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance and port fees. Professional fees is mainly attributable to “Black Swan” legal fees. Other operating expenses contain general items related to, but not limited to marketing, insurance and the exhibit.

NOTE L – RELATED PARTY TRANSACTIONS

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

NOTE M – REVENUE PARTICIPATION CERTIFICATES

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

NOTE N – STOCKHOLDERS’ EQUITY

Preferred Stock

Series D Preferred Stock

On January 24, 2007, we issued and sold an aggregate of 2.2 million shares of Series D Preferred Stock at a price of $3.00 per share, for an aggregate purchase price of $6.6 million in cash, pursuant to a Series D Preferred Stock Purchase Agreement. In connection with the transaction, the Company issued the investors warrants to purchase an aggregate of 440,000 additional shares of Series D Preferred Stock with an exercise price of $4.00 per share and an expiration date of January 24, 2009. These warrants constituted a beneficial conversion option, which is a discount on the preferred stock offering, since they added value to the offering. The Black-Scholes valuation method was utilized in valuing these warrants. Since the related Series D Preferred Stock was immediately convertible, the entire discount on the preferred stock offering of $1,555,338 was amortized to retained earnings thus decreasing the income available to stockholders. We also issued to certain of the investors warrants to purchase an aggregate of 2.2 million shares of Series D Preferred Stock with an exercise price of $3.50 per share and an expiration date of May 15, 2007, in exchange for the cancellation and surrender of warrants to purchase Common Stock held by such investors with an exercise price of $3.50 per share of Common Stock and an expiration date of March 9, 2007.

On May 2, 2007, we issued and sold an aggregate of 2.2 million shares of Series D Preferred Stock, par value $0.0001 per share, at a price of $3.50 per share, for an aggregate purchase price of $7.7 million in cash. The shares of Series D Preferred Stock were issued and sold upon the exercise of outstanding warrants, which were set to expire on May 15, 2007, to purchase the shares. The Series D Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series D Preferred Stock is convertible into one share of the Company’s Common Stock. However, no holder may convert any or all of the shares of Series D Preferred Stock held by such holder if and to the extent that such conversion would cause such holder to be a beneficial owner of more than nine and nine-tenths percent (9.9%) of the Common Stock, as determined under Rule 16a-1(a)(1) under the Securities Exchange Act of 1934, as amended. Holders of the Series D Preferred Stock have the right to participate in any dividends declared by us on our Common Stock on an as-if-converted basis.

Series E Preferred Stock

On September 13, 2007, the Company issued and sold 13 shares of its Series E Preferred Stock, par value $0.0001 per share, at a price of $535,000 per share, for an aggregate purchase price of $7.0 million in cash, pursuant to a Series E Convertible Preferred Stock Purchase Agreement between the Company and one institutional accredited investor. The Series

E Preferred Stock has no voting rights, except as required by Nevada law. Each share of Series E Preferred Stock is convertible into 100,000 shares of the Company’s Common Stock. However, the Company shall not effect any conversion of the Series E Preferred Stock or any other preferred stock or warrant held by a holder of Series E Preferred Stock, and no such holder shall have the right to convert any Series E Preferred Stock or any other preferred stock or warrant held by such holder, to the extent that after giving effect to such conversion, the beneficial owner of such shares (together with such beneficial owner’s affiliates) would beneficially own in excess of 9.9% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion or exercise. Holders of the Series E Preferred Stock have the right to participate in any dividends declared by the Company on the Company’s Common Stock on an as-if-converted basis.

Series F Preferred Stock

On December 17, 2007, the Company issued and sold 22 shares of its Series F Preferred Stock, par value $0.0001 per share, at a price of $540,000 per share, for an aggregate purchase price of $11.9 million in cash, pursuant to a Series F Convertible Preferred Stock Purchase Agreement between the Company and the investors. The Series F Preferred Stock had no voting rights, except as required by Nevada law. Each share of Series F Preferred Stock was convertible into 100,000 shares of the Company’s Common Stock provided the Company was prohibited from effecting any conversion of the Series F Preferred Stock held by a holder of Series F Preferred Stock, and no such holder shall have the right to convert any Series F Preferred Stock held by such holder, to the extent that after giving effect to such conversion or exercise, the beneficial owner of such shares (together with such beneficial owner’s affiliates) would have beneficially owned in excess of 9.9% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion or exercise. On October 28, 2008, all 22 outstanding shares of Series F Preferred Stock were converted into 2,200,000 shares of common stock and none remained issued and outstanding.

Common Stock

On August 19, 2008, we issued and sold 1,970,000 shares of common stock at a price of $4.90 per share, for an aggregate purchase price of $9,653,000 in cash, pursuant to a Common Stock Purchase Agreement between the Company and six funds managed by three accredited investors. On October 28, 2008, we issued 2,200,000 shares of common stock for the conversion of 22 shares of Series F Preferred Stock.

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

The share based compensation charged against income for the periods ended December 31, 2008 and 2007 was $1,846,341 and $1,177,650, respectively.

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2007 and 2006 were $1.80 and $1.49, respectively. We did not grant stock options in the fiscal year ended December 31, 2008. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2007 and 2006:

	2008		2007	2006
Risk-free interest rate	N/A	%	3.7-5.0%	4.8-5.1%
Expected volatility of common stock	N/A	%	60.1-65.7%	60.4-62.6%
Dividend yield	N/A	%	0%	0%
Expected life of options	N/A		5-7 years	4-5 years

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

Additional information with respect to both plan’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,991,375	$2.83
Granted	1,360,000	$3.63
Exercised	(330,954)	$1.35
Cancelled	(452,834)	$3.83

Outstanding at December 31, 2006	2,567,587	$3.26
Granted	1,560,000	$4.35
Exercised	(887,547)	$2.31
Cancelled	(319,874)	$3.61

Outstanding at December 31, 2007	2,920,166	$4.10
Granted	—	$—
Exercised	(331,174)	$2.93
Cancelled	(60,326)	$4.31

Outstanding at December 31, 2008	2,528,666	$4.25

Options exercisable at December 31, 2006	1,615,921	$3.07

Options exercisable at December 31, 2007	1,412,500	$3.97

Options exercisable at December 31, 2008	1,796,793	$4.17

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2008, 2007 and 2006 were $5,785,673, $3,129,250 and $949,847, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2008, 2007 and 2006 were $8,142,305, $6,194,122 and $958,299, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2008, 2007 and 2006 are $692,224, $2,998,583 and $736,275, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2008, 2007 and 2006 was $740,168, $1,103,174 and $174,993, respectively.

As of December 31, 2008, there was $2,004,837 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes information about stock options outstanding at December 31, 2008:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.00 -$2.50	35,000	0.97	$2.50
$2.51 -$5.00	2,393,166	2.44	$4.16
$5.01 -$7.50	100,000	4.85	$7.00

	2,528,666	2.51	$4.24

During three month period ended December 31, 2006 we issued 100,000 warrants to purchase an aggregate of 100,000 share of common stock to three accredited investors in a private placement offering. During January 2007, we exchanged warrants to purchase 2,200,000 shares of Common Stock for warrants to purchase 2,200,000 shares of Series D Convertible Preferred stock held by two institutional investors taking part in a private placement of Series D Preferred stock. The warrants to purchase 2,200,000 shares of Series D Preferred Stock were exercised during May 2007 and proceeds of $7,700,000 were realized. During the period ended March 31, 2007, we cancelled warrants to purchase 970,000 shares of Common Stock that were not exercised by the termination date.

In conjunction with the private placement offering in January 2007, we also issued warrants for the purchase of 440,000 shares of Series D Preferred Stock to the private placement participants.

Warrants outstanding at December 31, 2008 are as follows:

Warrants	Price per Share	Expiration Date
Common Stock: 100,000	$5.25	(A	)
Preferred Stock (B) 440,000	$4.00	1/24/09

(A):	During the quarter ended September 30, 2005 we issued warrants to purchase 100,000 share of Common Stock having an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested and earned based upon future performance of the program, and may not be exercised until vested and earned, therefore expense will not be recorded until the warrants are vested and earned. The warrants have a two-year exercise period commencing on the date when the warrants would be vested and earned. At December 31, 2008 these warrants have not been earned nor have they commenced with vesting.
(B):	The Preferred Stock warrants are for the purchase of Series D Convertible Preferred Stock as described in Note O.

NOTE O – INCOME TAXES

As of December 31, 2008, we had consolidated income tax net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $89,000,000. The federal NOL carryforward will expire in various years ending through the year 2028.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$32,131,883
Accrued expenses	166,866
Reserve for inventory return	210,579
Stock option expense	1,133,504
Start-up costs	107,722
Excess of book over tax depreciation	421,753
Less: valuation allowance	(33,209,323)

962,984

Deferred tax liability:
Prepaid expenses	73,164
Inventory capitalization	820,141
Property and equipment basis	69,679

962,984

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2008. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of December 31, 2008. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follow:

December 31, 2008	$33,209,323	December 31, 2007	$24,265,356
December 31, 2007	24,265,356	December 31, 2006	14,857,487

Change in valuation allowance	$8,943,967	Change in valuation allowance	$9,407,869

Income taxes for the twelve month periods ended December 31, 2008, 2007 and 2006 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007	12 Month Period Ended December 31, 2006
Expected benefit	$(8,446,032)	$(8,103,170)	$(6,489,949)
Effects of:
State income taxes net of federal benefits	(301,052)	(337,621)	(243,360)
Nondeductible expenses	15,985	14,278	12,486
Stock options exercised	(126,581)	(941,846)	(232,127)
Change in valuation allowance	8,943,967	9,407,869	7,065,628
Change in net operating loss	(898)	560,545	—
Inventory capitalization	—	(559,648)	—
Change in rate estimate	(86,451)	(39,270)	(118,363)
Other, net	1,511	(1,137)	5,685

Income tax provision (benefit)	$—	$—	$—

During the twelve-month periods ended December 31, 2008 and 2007, we recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $131,041 and $561,685, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

Effective January 1, 2006, we are required to capitalize inventory costs under Internal Revenue Code Section 263A. This adjustment created a deferred tax liability in the amount of $3,314,407 on January 1, 2006 and will be recognized over the four year period beginning January 1, 2006. The remaining deferred tax liability as of December 31, 2008 is $820,141.

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

NOTE P – MAJOR CUSTOMERS

During the fiscal year ended December 31, 2008, we had two customers who accounted for 54.1% and 15.1% of our total product revenue. For the fiscal year ended December 31, 2007 we had two customers who accounted for 30.7% and 27.2% of our total product revenue.

NOTE Q – RESTATEMENT

During the period ended June 30, 2008, we restated the December 31, 2007 balance sheet to reflect a correction in the valuation of the beneficial conversion option related to the exchange of warrants to purchase 2.2 million shares of common stock for warrants to purchase 2.2 million shares of Series D Preferred stock and to include the valuation of embedded beneficial conversion feature associated with the January 2007 Series D Preferred Stock offering. The restated valuation resulted in an additional discount of approximately $1.2 million reflected as an increase in additional paid-in capital and accumulated deficit. The 2007 net loss per share, basic and diluted, increased by $.03 per share.

NOTE R – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the “Seattle” (formerly “Republic”) and “Cambridge” projects and have recorded $887,500 as Deferred Income From Revenue Participation Certificates (See NOTE M). We are contingently liable to share the future revenue of these projects only if revenue is derived from these specific projects.

To date, the only income derived from these projects resulted in a one-time revenue distribution payment of $12,986 to the holders of the Cambridge RPC’s.

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

Other commitments and contingencies

At December 31, 2008, the Company’s future contractual obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2009	2010	2011	2012	2013	More than 5 years
Debt	$8,295,564	$5,172,331	$173,548	$174,847	$176,232	$2,033,960	$564,646
Interest on debt	1,062,873	381,807	183,927	173,465	162,918	105,794	54,962

Total contractual obligations	$9,358,437	$5,554,138	$357,475	$348,312	$339,150	$2,139,754	$619,608

Long term debt represents amounts due on our existing mortgages for our office building and conservation lab.

See “NOTE J – Mortgage and Loans Payable.”

Material Trends and Uncertainties

Our current 2009 business plan estimates our net cash requirements for operations and capital expenditures will range from $15 million to $17 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility may not be sufficient to fund working capital requirements for 2009. Our capacity to generate net income in future periods is dependent upon the success of our ability to recover and monetize high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take. We have also identified one of our potential high value target shipwrecks in the HMS Victory. However, until we have an agreement with the U.K. government, we may not be able to begin recovery operations or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE S – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE T – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2008 and 2007. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2008
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$281,029	$1,120,553	$2,218,926	$484,270
Gross profit	187,909	886,924	2,041,823	356,918
Net loss	(6,781,061)	(5,439,679)	(6,548,684)	(6,071,847)
Basic and diluted net income per share	$(0.14)	$(0.11)	$(0.13)	$(0.12)

	Fiscal Year Ended December 31, 2007
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$2,149,197	$1,732,348	$1,314,248	$951,096
Gross profit	1,663,167	1,206,409	907,823	77,950
Net loss	(3,810,159)	(6,317,620)	(5,411,635)	(8,293,440)
Basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.11)	$(0.18)

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2006, 2007 and 2008

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred recovery cost reserve
2006	—	—	—	—	—
2007	—	2,002,945	—	—	2,002,945
2008	2,002,945	355,118	—	—	2,358,063

Inventory reserve
2006	(11,732)	9,948	—	—	(1,784)
2007	(1,784)	560,882	—	—	559,098
2008	559,098	39,175	—	—	598,273

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 11, 2009	By:	/S/ GREGORY P. STEMM
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ GREGORY P. STEMM Gregory P. Stemm	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2009

/S/ MICHAEL J. HOLMES Michael J. Holmes	Chief Financial Officer (Principal Financial Officer)	March 11, 2009

/S/ MARK D. GORDON Mark D. Gordon	President and Chief Operating Officer	March 11, 2009

/S/ JAY A. NUDI Jay A. Nudi	Controller (Principal Accounting Officer)	March 11, 2009

/S/ DAVID J. BEDERMAN David J. Bederman	Lead Director	March 11, 2009

/S/ GEORGE KNUTSSON George Knutsson	Director	March 11, 2009

/S/ DAVID J. SAUL David J. Saul	Director	March 11, 2009

/S/ BRADFORD B. BAKER Bradford B. Baker	Director	March 11, 2009

EXHIBITS INDEX

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated February 28, 2001)

3.4	Amended Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated September 19, 2002)

3.5	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 13, 2006)

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated January 22, 2007)

3.7	Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated September 14, 2007)

3.8	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated September 14, 2007)

3.9	Certificate of Designation of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated December 18, 2007)

3.10	Certificate of Withdrawal of Certificate of Designation of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 2, 2009)

4.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

10.2	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.3	Revolving Credit Agreement with Mercantile Bank dated April 21, 2005( incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

10.4	Revolving Credit Note to Mercantile Bank dated April 21, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

10.5	Security Agreement with Mercantile Bank dated April 21, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

10.6	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.7	Amended and Restated Revolving Credit Agreement with Mercantile Bank dated March 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 3, 2006)

10.8	Amended and Restated Credit Note with Mercantile Bank dated March 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 3, 2006)

10.9	Amended and Restated Security Agreement with Mercantile Bank dated March 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 3, 2006)

10.10	Series D Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

10.11	Warrant to Purchase Series D Convertible Preferred Stock (D1) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

10.12	Warrant to Purchase Series D Convertible Preferred Stock (D2) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

Exhibit Number	Description
10.13	Series E Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 14, 2007)

10.14	Transition Agreement – Departing Executive Vice President (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 7, 2007)

10.15	Transition Agreement – Departing Chief Operating Officer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 7, 2007)

10.16	Series F Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated December 21, 2007)

10.17	Transition Agreement – Departing Chief Executive Officer (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2007)

10.18	Revolving Credit Loan and Security Agreement with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 8, 2008)

10.19	Revolving Credit Note with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated February 8, 2008)

10.20	Loan Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.21	Commercial Promissory Note with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.22	Mortgage and Security Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.23	Expedition Agreement with JWM Productions LLC dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 11, 2008)

10.24	Stock Purchase Agreement dated August 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 19, 2008)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

23.1	Consent of Ferlita, Walsh & Gonzalez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)