Form 10-Q
period 2009-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2009-05-08
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller Reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 24 was 52,914,994.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,700,211	$10,740,358
Restricted cash	741,233	841,791
Accounts receivable, net	470,950	468,796
Inventory	612,914	792,812
Other current assets	328,092	312,698

Total current assets	8,853,400	13,156,455
PROPERTY AND EQUIPMENT
Equipment and office fixtures	13,899,985	14,239,354
Building and land	4,702,173	4,702,173
Accumulated depreciation	(9,399,477)	(9,156,023)

Total property and equipment, net	9,202,681	9,785,504

NON-CURRENT ASSETS
Restricted cash	78,272	—
Inventory	6,400,963	6,400,963
Other non current assets	1,117,124	1,119,539

Total other assets	7,596,359	7,520,502

Total assets	$25,652,440	$30,462,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$476,270	$988,406
Accrued expenses and other	1,449,684	2,166,315
Mortgage and loans payable	5,172,628	5,172,331

Total current liabilities	7,098,582	8,327,052
NON-CURRENT LIABILITIES
Mortgage and loans payable	3,086,215	3,123,233
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	3,973,715	4,010,733

Total liabilities	11,072,297	12,337,785

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 2,719,980 and 2,469,972 shares authorized at March 31, 2009 and December 31, 2008, respectively; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 7,090,000 and 7,340,000 shares authorized at March 31, 2009 and December 31, 2008, respectively; 6,847,600 and 6,900,000 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	685	690
Preferred stock series E convertible - $.0001 par value; 20 shares authorized at March 31, 2009 and December 31, 2008; 13 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Preferred stock series F convertible - $.0001 par value; 0 and 8 shares authorized at March 31, 2009 and December 31, 2008, respectively: none outstanding	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 52,664,994 and 52,410,248 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	5,266	5,241
Additional paid-in capital	108,149,808	106,425,370
Accumulated deficit	(93,575,616)	(88,306,625)

Total stockholders’ equity	14,580,143	18,124,676

Total liabilities and stockholders’ equity	$25,652,440	$30,462,461

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended
	March 31, 2009	March 31, 2008
REVENUE	$606,702	$281,029

OPERATING EXPENSES
Cost of sales	195,121	93,120
Marketing, general and administrative	2,653,609	3,286,002
Operations and research	2,977,387	3,787,642

Total operating expenses	5,826,117	7,166,764

LOSS FROM OPERATIONS	(5,219,415)	(6,885,735)

OTHER INCOME (EXPENSE)
Interest income	20,404	105,561
Interest expense	(89,351)	(38,437)
Other	19,371	37,550

Total other income (expense)	(49,576)	104,674

LOSS BEFORE INCOME TAXES	(5,268,991)	(6,781,061)
Income tax benefit (provision)	—	—

NET LOSS	(5,268,991)	(6,781,061)

NET LOSS PER SHARE
Basic and diluted	$(.10)	$(.14)

Weighted average number of common shares outstanding
Basic and diluted	52,588,536	47,912,211

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,268,991)	$(6,781,061)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	597,982	803,755
Financing costs	—	33,795
Loss on disposal of equipment	—	28,386
Share-based compensation	813,705	882,061
(Increase) decrease in:
Restricted cash	22,286	(488,655)
Accounts receivable	(2,154)	354,802
Inventory	179,898	83,679
Other assets	(15,165)	(67,641)
Increase (decrease) in:
Accounts payable	(512,134)	(142,677)
Accrued expenses and other	(602,529)	(1,760,799)

NET CASH (USED) BY OPERATING ACTIVITIES	(4,787,102)	(7,054,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,975)	(638,774)
Proceeds from sale of equipment	—	12,000

NET CASH (USED) BY INVESTING ACTIVITIES	(12,975)	(626,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,250	485,500
Proceeds from issuance of preferred stock	790,400	—
Repayment of mortgage and loans payable	(36,720)	(3,084,104)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	759,930	(2,598,604)

NET (DECREASE) IN CASH	(4,040,147)	(10,279,733)

CASH AT BEGINNING OF PERIOD	10,740,358	18,321,349

CASH AT END OF PERIOD	$6,700,211	$8,041,616

SUPPLEMENTARY INFORMATION:
Interest paid	$85,811	$14,109
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Settlement of outstanding debt with line of credit	$—	$3,018,310
Compensation paid by equity instruments	$117,803	$165,051

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2009, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity, and have prepared them in accordance with our customary accounting practices.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc. and Odyssey Marine Entertainment, Inc. All significant inter-company transactions and balances have been eliminated.

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

Revenue Recognition and Accounts Receivable

Revenue from sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. Bad debts are recorded as identified, and no allowance for bad debts has been recorded. A return allowance is established for sales which have a right of return. Accounts receivable is stated net of any recorded allowance for returns, if any.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2009, we did not own securities with a maturity greater than three months.

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

At March 31, 2009 and 2008, weighted average common shares outstanding year-to-date were 52,588,536 and 47,912,211, respectively. For the periods ended March 31, 2009 and 2008, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2009	March 31, 2008
Average market price during the period	$3.56	$5.22
In the money potential common shares excluded	206,442	671,379

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
	March 31, 2009	March 31, 2008
Out of the money options and warrants excluded:

Stock options with an exercise price of $4.00 per share	270,250	—
Stock options with an exercise price of $5.00 per share	705,000	—
Stock options with an exercise price of $7.00 per share	100,000	100,000
Warrants with an exercise price of $5.25 per share	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	1,175,250	200,000

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted EPS were excluded from potential common shares as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Weighted average potential common shares from Preferred Stock excluded from EPS	8,100,631	10,400,000

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net loss	$(5,268,991)	$(6,781,061)

Numerator, basic and diluted net income (loss) available to stockholders	$(5,268,991)	$(6,781,061)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	52,588,536	47,912,211

Shares used in computation – diluted:
Weighted average common shares outstanding	52,588,536	47,912,211
Dilutive effect of options, warrants and convertible securities outstanding	—	—

Shares used in computing diluted net income per share	52,588,536	47,912,211

Net loss per share – basic	$(0.10)	$(0.14)
Net loss per share – diluted	$(0.10)	$(0.14)

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

NOTE C – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008, $500,000 was deposited into an interest-bearing account from which interest payments will be made for the first one-year period. Upon the anniversary of the facility, we deposited into the account an amount sufficient to restore the balance to $500,000 for interest payments during the second year of the facility. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at March 31, 2009, was $485,912.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments will be made for the first one-year period. On each anniversary of the mortgage, we will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments during the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at March 31, 2009, was $333,593.

NOTE D – INVENTORY

Our inventory consisted of the following:

	March 31, 2009	December 31, 2008
Artifacts	$6,713,414	$6,874,394
Packaging	287,825	319,381
Merchandise	600,191	598,273
Merchandise reserve	(587,553)	(598,273)

Total inventory	$7,013,877	$7,193,775

Of these amounts, $6,400,963 is classified as non-current as of March 31, 2009 and December 31, 2008, respectively.

In the event we secure ownership rights to the recovered artifacts from the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archaeological state. We have capitalized costs of approximately $2.4 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE E – INCOME TAXES

As of March 31, 2009, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $92 million. The NOL will expire in various years ending through the year 2029.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$33,459,826
Accrued expenses	119,321
Reserve for inventory return	206,807
Start-up costs	107,722
Excess of book over tax depreciation	512,711
Stock option expense	1,418,515
Less: valuation allowance	(35,065,090)

$759,812

Deferred tax liability:
Property and equipment basis	$69,679
Prepaid expenses	75,027
Inventory capitalization	615,106

$759,812

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at March 31, 2009. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of March 31, 2009. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo unless and until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

March 31, 2009	$35,065,090
December 31, 2008	33,209,323

Change in valuation allowance	$1,855,767

Income taxes for the three-month periods ended March 31, 2009 and 2008, differ from the amounts computed by applying the effective federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	March 31, 2009	March 31, 2008
Expected (benefit)	$(1,795,310)	$(2,305,561)
State income taxes net of federal benefits	(63,157)	(106,971)
Nondeductible expense	2,924	3,589
Stock options exercised	(224)	(143,004)
Change in valuation allowance	1,855,767	2,541,496
Effects of:
Change in apportionment estimate	—	15,600
Other, net	—	(5,149)

	$—	$—

During the three-month periods ended March 31, 2009 and 2008, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $233 and $149,263, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

Effective January 1, 2006, we were required to capitalize inventory costs under Internal Revenue Code Section 263A. This adjustment created a deferred tax liability in the amount of $3,314,407 on January 1, 2006, and will be recognized over the four year period beginning January 1, 2006. The remaining deferred tax liability as of March 31, 2009, is $615,106.

We adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007. As a result of the adoption of FIN 48, we have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company’s tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions.

NOTE F – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management is currently not aware of any claims or suits that will have a material adverse impact on its financial position or its results of operations.

Commitments

In relation to one of our ships receiving its five-year planned maintenance, at March 31, 2009, we were committed to pay a vendor approximately $366,000 in May 2009.

Material Trends and Uncertainties

At March 31, 2009, we had cash and cash equivalents of $6.7 million, a decrease of $4.0 million from the December 31, 2008, balance of $10.7 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will be sufficient to fund working capital requirements into the third quarter of 2009. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until we receive title or a salvage award from the U.S. District Court. At the present time, we cannot determine how long that process may take. We have also identified an additional potential high value target shipwreck, HMS Victory. However, until we have an agreement with the UK government, we may not be able to begin recovery operations or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in 2009 or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE G – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Revolving credit facility	$5,000,000	$5,000,000
Mortgage payable	3,258,843	3,295,564

	$8,258,843	$8,295,564

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. Odyssey will also be required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly in the second year. The line of credit is secured by a restricted cash balance (See NOTE C) as well as approximately 30,600 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary covenants.

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

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. The seller is carrying a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. The interest is at a variable rate of 1.0% above the prime interest rate stated by Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012, and is secured by the related mortgaged real property.

NOTE H – STOCKHOLDER’S EQUITY

Common Stock

On January 28, 2009, we issued 250,000 shares of common stock to one accredited investor upon conversion of 250,000 shares of Series D Convertible Preferred Stock.

On August 19, 2008, we issued and sold 1,970,000 shares of common stock at a price of $4.90 per share, for an aggregate purchase price of $9,653,000 in cash, pursuant to a Common Stock Purchase Agreement between the Company and six funds managed by three accredited investors. On October 28, 2008, we issued 2,200,000 shares of common stock upon conversion of 22 shares of Series F Convertible Preferred Stock.

Preferred Stock

During January 2009, three accredited investors exercised warrants for the purchase of 197,600 shares of Series D Convertible Preferred Stock for an aggregate exercise price of $790,400.

Stock-Based Compensation

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that Plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan was adopted by our Board of Directors on August 3, 2005, and approved by our stockholders at the Annual Meeting of Stockholders on May 5, 2006. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We have reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and not more than 500,000 of these shares may be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

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

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements for periods beginning on or after January 1, 2006, reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2009 and 2008, was $813,705 and $882,061, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended March 31, 2009, was $1.52. We did not grant options during the three-month period ended March 31, 2008. The weighted average fair value of stock options granted were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

The assumptions used in the Black-Scholes model were as follows for stock options granted in the periods ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Risk-free interest rate	0.08-0.24%	—
Expected volatility of common stock	60.1-61.5%	—
Dividend yield	0%	—
Expected life of options	2.6-4 years	—

NOTE I – CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution until December 31, 2009. The U.S. Treasury instituted the Temporary Guarantee Program for Money Market Funds which insures certain minimum balances held between September 19, 2008 and September 18, 2009. At March 31, 2009, our uninsured cash balance was approximately $1,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2008.

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 regarding the Company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the Company’s expectations, but the expectations concerning its future operations, earnings and prospects may change. The Company’s expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the Company’s expectations and the forward-looking statements will be correct. Please refer to the Company’s most recent Annual Report on Form 10-K for a description of risk factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion. Odyssey disclaims any obligation to update any of these forward-looking statements except as required by law.

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

Additional information regarding projects discussed herein may be found in our Annual Report on Form 10-K for the year ended December 31, 2008. Projects with status updates since this report was filed are discussed below. The company may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

“Atlas” Search Project

The “Atlas” project encompasses a minimum of five high-value targets within a search area covering more than 6,000 square miles. Based on work completed during past “Atlas” seasons, three sites within the “Atlas” search area, including HMS Victory, are the subject of Admiralty arrests filed by Odyssey.

Operations for the 2009 “Atlas” season commenced in February 2009 with the 251’ Odyssey Explorer conducting search and inspection operations. In addition to search and inspection technology used in the past, our teams have integrated new technologies into the ZEUS platform which are expected to enhance inspection capabilities. A JWM Productions camera crew is currently on board Odyssey Explorer filming activities for an anticipated second season of “TREASURE QUEST” for Discovery Channel.

The Ocean Alert or other chartered vessels may be utilized for operations during the course of the year as deemed appropriate by management.

HMS Victory Project

We discovered and conducted a preliminary investigation of the shipwreck of Admiral Balchin’s HMS Victory (which sank in 1744) during our 2008 “Atlas” season. HMS Victory was the inspiration and direct predecessor to Nelson’s Victory and was the mightiest and most technically advanced vessel of her age.

Odyssey has been cooperating closely with the UK Ministry of Defence (the “MOD”) on the HMS Victory project, and all activities at the site, including the recovery of two bronze cannon, have been conducted in accordance with protocols agreed to by the MOD and Royal Navy officials. The Victory discovery was announced publicly February 2, 2009 and since that date, various departments within the UK Government have been reviewing data from the site and Odyssey’s proposed agreement to the UK Government for the archaeological excavation of HMS Victory. The proposed agreement is similar to the Odyssey/UK Sussex Partnering Agreement. Research and discussions are ongoing.

Although the UK is not a signatory to the United Nations Educational Scientific and Cultural Organization’s (UNESCO) Convention for the Protection of Underwater Cultural Heritage (CPUCH) and therefore not bound by CPUCH, Odyssey’s proposed agreement is consistent with the archaeological principles of CPUCH.

North Carolina Project

Shipwreck exploration firm Intersal Inc. has received a renewal of its exploration permit from the North Carolina Department of Cultural Resources for a site off the coast of North Carolina and additional surrounding areas, some of which correlate with Odyssey’s “Firefly” shipwreck project. Odyssey has an agreement with Intersal, Inc. to pursue operations under this permit and to share in substantial research and data acquired by Intersal over the years relating to the target shipwreck and the work completed to date in the permit area.

The area covered by this permit and arrest is located near Odyssey’s current “Firefly” project, which was acquired by Odyssey from BDJ Discovery Group in 2007 and includes one arrested site that has already produced a small number of gold and silver artifacts. The Intersal site and permit area may also be related to the high-value, Colonial-era merchant vessel believed to be located in the area. The agreements with BDJ and Intersal are similar but separate and the areas do not overlap.

Plans are being developed to resume work in both areas in 2009.

Admiralty Legal Proceedings

An Admiralty arrest is a legal process in which Odyssey seeks recognition from the Court of Odyssey’s salvor-in-possession status for a specific shipwreck, site or cargo. It is the first legal step in establishing Odyssey’s rights to ownership or to a salvage award. Odyssey currently has eight pending Admiralty arrest cases; three in the “Atlas” search area, two in the north Atlantic, the “Black Swan,” the “Firefly” and a 20th century passenger liner in the Mediterranean.

Additional information regarding the admiralty legal proceedings for these arrests may be found in our Annual Report on Form 10-K for the year ended December 31, 2008. Only arrests with status updates since this report was filed will be discussed herein.

In the “Black Swan” case, Peru, who has come in as a claimant, filed a Motion for Leave to respond to Spain’s Motion to Dismiss or for Summary Judgment. The Court initially denied this Motion, but then granted Peru’s Motion for Reconsideration. On May 4, 2009, Peru filed its objection to Spain’s Motion to Dismiss that Spain filed on September 22, 2008. Our last responsive pleading required by the Court was filed on February 13, 2009.

In case number 8:06-cv-01685 (unidentified “Atlas” Arrest), we filed a Motion to Bifurcate the claim of Keith Bray. Bray has objected. Bray’s claim is a contract claim which could be tried quickly and separate from the Kingdom of Spain’s claim. We expect a ruling on the Motion soon and expect to proceed with litigation, but believe the claim has no merit.

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

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2008, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three months ended March 31, 2009, compared to three months ended March 31, 2008

	(Unaudited) (Dollars in millions)
			Increase/(Decrease)
	2009	2008	$	%
Revenue	$.6	$.3	$.3	116%

Cost of sales	.2	.1	.1	110%
Marketing, general and administrative	2.7	3.3	(.6)	(19)%
Operations and research	3.0	3.8	(.8)	(21)%

Total cost and expenses	$5.8	$7.2	$(1.3)	(19)%

The explanations that follow are for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Revenue

Revenue is generated through the sale of coins, artifacts, merchandise, themed attractions, and beginning in the second quarter of 2008, expedition charter revenue associated with the production of a shipwreck exploration television series. The increase in revenue of $.3 million is primarily related to an increase of more than 500 silver coins sold in 2009 versus 2008 largely attributed to the increase of distributors in our global distribution network. Distributor sales activities were bolstered by the tremendous brand awareness in the period as a result of the announcement of the discovery of HMS Victory, the launch of Treasure Quest on Discovery Channel, and the continued run of SHIPWRECK! Pirates & Treasure (the Company’s traveling attraction) at Science Museum Oklahoma.

On April 6, 2009, JWM Productions notified Odyssey that they wished to exercise their option for a second contract year on the “Expedition Agreement” which applied to Discovery’s Treasure Quest series. We anticipate filming for this second contract year will be focused on following our core operational schedule which will leave Odyssey sole control over operations. Consequently, the schedule will primarily consist of “Tag Along Days” (as defined in the Expedition Agreement), therefore we expect to generate less expedition charter revenue associated with the production of the television series in 2009 than comparable periods of 2008.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins increased $.1 million for 2009 versus 2008 primarily because of more coins sold in 2009.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $2.7 million in 2009 as compared to $3.3 million in 2008. The decrease of $.6 million was primarily attributable to lower employee-related expenses including contract labor, bonus accruals and share-based compensation.

Operations and research expenses primarily include all costs within the following departments: Archaeology, Conservation, Research, and Marine Operations which include all vessel operations. Operations and research expenses were $3.0 million in 2009 as compared to $3.8 million in 2008. The $.8 million decrease was primarily due to lower vessel operating expenses attributable to lower vessel repairs and maintenance.

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities for the first three months of 2009 was $4.8 million. This amount primarily reflected an operating loss of $5.3 million offset in part by non-cash items including depreciation and amortization ($.6 million) and share based compensation ($.8 million), a decrease in accounts payable and accrued expenses ($1.1 million) and inventory ($.2 million). Net cash used in operating activities in the first three months of 2008 was $7.1 million. This amount primarily reflected an operating loss of $6.8 million offset in part by non-cash items including depreciation and amortization ($.8 million) and share based compensation ($.9 million), and a net decrease in working capital (net $2.0 million) primarily attributable to a decrease in accrued expenses ($1.8 million) and an increase in restricted cash ($.5 million) required by our new credit facility.

Cash flows used in investing activities were $.6 million for the first three months in 2008. Cash used in investing activities in 2008 primarily reflected purchase of property and equipment for our marine operations group and also included capitalized maintenance for extensive engine repairs and upgrades to the Ocean Alert.

Cash flows provided by financing activities for the first three months of 2009 were $.8 million which included proceeds from the exercise of warrants to purchase preferred stock. Cash flows used by financing activities for the first three months of 2008 were $2.6 million. This included repayment of our building mortgage and equipment loan payable with Mercantile Bank ($3.1 million) due to our new credit facility with Fifth Third Bank, offset by proceeds from the issuance of common stock of $.5 million.

Material Trends and Uncertainties

At March 31, 2009, we had cash and cash equivalents of $6.7 million, a decrease of $4.0 million from the December 31, 2008, balance of $10.7 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will be sufficient to fund working capital requirements into the third quarter of 2009.

Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until we receive title or a salvage award from the U.S. District Court. At the present time, we cannot determine how long that process may take. We have also identified an additional potential high value target shipwreck, HMS Victory. However, until we have an agreement with the UK Government, we may not be able to begin recovery operations or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in 2009 or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

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

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2008, with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During January 2009, three accredited investors exercised warrants for the purchase of a total of 197,600 shares of Series D Convertible Preferred Stock at $4.00 per share.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 8, 2009	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial Officer and Authorized Officer