Form 10-Q
period 2009-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2009-08-07
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller Reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 24, 2009 was 58,626,194.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,857,887	$10,740,358
Restricted cash	669,234	841,791
Accounts receivable, net	473,016	468,796
Inventory	528,257	792,812
Other current assets	220,751	312,698

Total current assets	9,749,145	13,156,455
PROPERTY AND EQUIPMENT
Equipment and office fixtures	14,215,873	14,239,354
Building and land	4,720,718	4,702,173
Accumulated depreciation	(9,962,573)	(9,156,023)

Total property and equipment, net	8,974,018	9,785,504
NON-CURRENT ASSETS
Restricted cash	45,642	—
Inventory	6,400,963	6,400,963
Other non current assets	1,114,710	1,119,539

Total other assets	7,561,315	7,520,502

Total assets	$26,284,478	$30,462,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$640,520	$988,406
Accrued expenses and other	1,483,711	2,166,315
Mortgage and loans payable	5,172,914	5,172,331

Total current liabilities	7,297,145	8,327,052
NON-CURRENT LIABILITIES
Mortgage and loans payable	3,024,373	3,123,233
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	3,911,873	4,010,733

Total liabilities	11,209,018	12,337,785

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 6,961,180 and 2,469,972 shares authorized at June 30, 2009 and December 31, 2008, respectively; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 2,848,800 and 7,340,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; 2,606,400 and 6,900,000 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	261	690
Preferred stock series E convertible - $.0001 par value; 20 shares authorized at June 30, 2009 and December 31, 2008; 13 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Preferred stock series F convertible - $.0001 par value; 0 and 8 shares authorized at June 30, 2009 and December 31, 2008, respectively: none outstanding	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 58,626,194 and 52,410,248 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	5,863	5,241
Additional paid-in capital	113,651,021	106,425,370
Accumulated deficit	(98,581,685)	(88,306,625)

Total stockholders’ equity	15,075,460	18,124,676

Total liabilities and stockholders’ equity	$26,284,478	$30,462,461

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	June 30, 2009	June 30, 2008
REVENUE
Artifact sales and other	$248,741	$618,177
Exhibit	88,244	200,001
Expedition	89,680	302,375

Total revenue	426,665	1,120,553

OPERATING EXPENSES
Cost of sales – artifacts and other	125,614	233,629
Marketing, general and administrative	2,188,284	2,409,328
Operations and research	3,079,871	3,976,649

Total operating expenses	5,393,769	6,619,606

LOSS FROM OPERATIONS	(4,967,104)	(5,499,053)

OTHER INCOME (EXPENSE)
Interest income	9,861	37,199
Interest expense	(77,113)	(9,772)
Other	28,286	31,947

Total other income (expense)	(38,966)	59,374

LOSS BEFORE INCOME TAXES	(5,006,070)	(5,439,679)
Income tax benefit (provision)	—	—

NET LOSS	(5,006,070)	(5,439,679)

NET LOSS PER SHARE
Basic and diluted	$(.09)	$(.11)

Weighted average number of common shares outstanding
Basic and diluted	54,196,499	48,082,117

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Six Months Ended
	June 30, 2009	June 30, 2008
REVENUE
Artifact sales and other	$647,859	$846,183
Exhibit	239,799	253,024
Expedition	145,710	302,375

Total revenue	1,033,368	1,401,582

OPERATING EXPENSES
Cost of sales – artifacts and other	320,735	326,749
Marketing, general and administrative	4,841,893	5,695,331
Operations and research	6,057,258	7,764,291

Total operating expenses	11,219,886	13,786,371

LOSS FROM OPERATIONS	(10,186,518)	(12,384,789)

OTHER INCOME (EXPENSE)
Interest income	30,265	142,760
Interest expense	(166,464)	(48,209)
Other	47,657	69,497

Total other income (expense)	(88,542)	164,048

LOSS BEFORE INCOME TAXES	(10,275,060)	(12,220,741)
Income tax benefit (provision)	—	—

NET LOSS	(10,275,060)	(12,220,741)

NET LOSS PER SHARE
Basic and diluted	$(.19)	$(.25)

Weighted average number of common shares outstanding
Basic and diluted	53,396,960	47,997,164

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,275,060)	$(12,220,741)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,169,081	1,435,126
Financing costs	—	33,794
Loss on disposal of equipment	—	28,386
Share-based compensation	1,215,091	1,249,671
(Increase) decrease in:
Restricted cash	126,915	(490,963)
Accounts receivable	(4,220)	122,883
Inventory	264,555	315,241
Other assets	92,404	99,699
Increase (decrease) in:
Accounts payable	(347,886)	(217,203)
Accrued expenses and other	(568,502)	(1,768,795)

NET CASH (USED) BY OPERATING ACTIVITIES	(8,327,622)	(11,412,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(353,222)	(1,170,159)
Proceeds from sale of equipment	—	12,000

NET CASH (USED) BY INVESTING ACTIVITIES	(353,222)	(1,158,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,106,250	808,870
Proceeds from warrants exercise	790,400	200,000
Proceeds from issuance of loan payable	—	2,500,000
Repayment of mortgage and loans payable	(98,277)	(3,085,413)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,798,373	423,457

NET (DECREASE) IN CASH	(2,882,471)	(12,147,604)

CASH AT BEGINNING OF PERIOD	10,740,358	18,321,349

CASH AT END OF PERIOD	$7,857,887	$6,173,745

SUPPLEMENTARY INFORMATION:
Interest paid	$170,777	$48,856
Income taxes paid	$—	$—

NON CASH TRANSACTIONS:
Settlement of outstanding debt with line of credit	$—	$3,018,310
Building and equipment purchased with financing	$—	$779,000
Compensation paid by equity instruments	$117,803	$165,051

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2009, and the results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date of this Form 10-Q filed with the Securities and Exchange Commission

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition and Accounts Receivable

Revenue from product sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. Exhibit or expedition revenue is recognized based upon the accrual method of accounting supported by contractual terms of an agreement. Bad debts are recorded as identified, and no allowance for bad debts has been recorded. A return allowance is established for sales which have a right of return. Accounts receivable is stated net of any recorded allowance for returns, if any.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Inventory

Our inventory consists of artifacts recovered from the SS Republic shipwreck, general branded merchandise and related packaging material. The value of recovered artifacts in inventory includes the costs of recovery and conservation. The recovery costs also include the fee paid to an insurer to relinquish the insurer’s claim to the artifacts recovered from the shipwreck. The capitalized costs include direct costs of recovery such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions and supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preparing the artifacts for sale. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2009, we did not own securities with a maturity greater than three months.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives which are normally between three and ten years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Major overhaul items (such as engines or generators) that enhance or extend the useful life of vessel related assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever is shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualify to be capitalized and depreciated over the period of time until the next scheduled planned major maintenance for that item. All other repairs and maintenance are accounted for under the direct-expensing method and are expensed when incurred.

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

At June 30, 2009 and 2008, weighted average common shares outstanding year-to-date was 53,396,960 and 47,997,164, respectively. For the periods ended June 30, 2009 and 2008, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the following table, represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Average market price during the period	$3.28	$5.04	$3.00	$4.88

In the money potential common shares excluded	181,984	556,122	180,665	500,389

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Out of the money options and warrants excluded:

Stock options with an exercise price of $3.50 per share	1,417,916	—	1,417,916	—
Stock options with an exercise price of $3.51 per share	1,003,170	—	1,003,170	—
Stock options with an exercise price of $3.53 per share	214,300	—	214,300	—
Stock options with an exercise price of $4.00 per share	322,750	—	322,750	—
Stock options with an exercise price of $5.00 per share	700,000	—	700,000	975,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	3,858,136	200,000	3,858,136	1,175,000

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted EPS were excluded from potential common shares as follows:

	Six Months Ended		Three Months Ended
	June 30 2009	June 30, 2008	June 30 2009	June 30, 2008

Potential common shares from Preferred Stock excluded from EPS	3,902,462	10,400,000	3,906,400	10,400,000

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(10,275,060)	$(12,220,741)	$(5,006,070)	$(5,439,679)

Numerator, basic and diluted net income (loss) available to stockholders	$(10,275,060)	$(12,220,741)	$(5,006,070)	$(5,439,679)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	53,396,960	47,997,164	54,196,499	48,082,117

Shares used in computation – diluted:
Weighted average common shares outstanding	53,396,960	47,997,164	54,196,499	48,082,117
Dilutive effect of options and warrants outstanding	—	—	—	—

Shares used in computing diluted net income per share	53,396,960	47,997,164	54,196,499	48,082,117

Net loss per share – basic	$(0.19)	$(0.25)	$(0.09)	$(0.11)
Net loss per share – diluted	$(0.19)	$(0.25)	$(0.09)	$(0.11)

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

NOTE C – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008, $500,000 was deposited into an interest-bearing account from which interest payments will be made for the first one-year period. Upon the anniversary of the facility, we deposited into the account an amount sufficient to restore the balance to $500,000 for interest payments during the second year of the facility. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at June 30, 2009, was $438,615.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments will be made for the first one-year period. On each anniversary of the mortgage, we will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments during the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at June 30, 2009, was $276,261.

NOTE D – INVENTORY

Our inventory consisted of the following:

	June 30, 2009	June 30, 2008
Artifacts	$6,637,908	$7,049,296
Packaging	277,049	351,927
Merchandise	579,826	621,001
Merchandise reserve	(565,563)	(565,819)

Total inventory	$6,929,220	$7,456,405

Of these amounts, $6,400,963 is classified as non-current as of June 30, 2009 and December 31, 2008, respectively.

In the event we secure ownership rights to the recovered artifacts from the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archaeological state. We have capitalized costs of approximately $2.5 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE E – INCOME TAXES

As of June 30, 2009, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $96 million. The NOL will expire in various years ending through the year 2029.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$34,492,813
Accrued expenses	231,855
Reserve for accounts receivable	5,753
Reserve for inventory	200,503
Start-up costs	108,499
Excess of book over tax depreciation	611,616
Stock option expense	1,612,819
Less: valuation allowance	(36,737,902)

$525,956

Deferred tax liability:
Property and equipment basis	$70,182
Prepaid expenses	42,743
Inventory capitalization	413,031

$525,956

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at June 30, 2009. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of June 30, 2009. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo unless and until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

June 30, 2009	$36,737,902
December 31, 2008	33,209,323

Change in valuation allowance	$3,528,579

Income taxes for the three-month periods ended June 30, 2009 and 2008 differ from the amounts computed by applying the effective federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	June 30, 2009	June 30, 2008
Expected (benefit)	$(3,493,520)	$(4,155,052)
State income taxes net of federal benefits	(148,954)	(187,548)
Nondeductible expense	6,566	7,464
Stock options exercised	(224)	(137,781)
Change in valuation allowance	3,528,579	4,463,213
Effects of:
Change in apportionment estimate	108,391	27,351
Other, net	(838)	(17,647)

	$—	$—

During the six-month periods ended June 30, 2009 and 2008, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $234 and $143,811, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

Effective January 1, 2006, we were required to capitalize inventory costs under Internal Revenue Code Section 263A. This adjustment created a deferred tax liability in the amount of $3,314,407 on January 1, 2006, and will be recognized over the four year period beginning January 1, 2006. The remaining deferred tax liability as of June 30, 2009, is $413,031.

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

Material Trends and Uncertainties

At June 30, 2009, we had cash and cash equivalents of $7.9 million, a decrease of $2.9 million from the December 31, 2008, balance of $10.7 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will be sufficient to fund working capital requirements through the remainder of 2009. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks as well as the coins and artifacts from previous operations including the SS Republic and our ability to generate income from marketing products from other companies’ projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until or if we receive title or a salvage award from the U.S. District Court. At the present time, we cannot determine how long that process may take. We have also identified at least one additional potential high value target, however until we successfully recover and acquire title to coins and artifacts, we will not be able to monetize any of this cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in 2009 and beyond or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE G – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Revolving credit facility	$5,000,000	$5,000,000
Mortgage payable	3,197,287	3,295,564

	$8,197,287	$8,295,564

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. Odyssey is also required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly in the second year. The line of credit is secured by a restricted cash balance (See NOTE C) as well as approximately 30,300 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary affirmative and negative covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party.

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

NOTE H – STOCKHOLDER’S EQUITY

Common Stock

On May 22, 2009, we issued and sold 1,720,000 shares of common stock at a price of $2.965 per share, for an aggregate purchase price of $5,100,000 in cash, pursuant to a Common Stock Purchase Agreement between the Company and three funds managed by two accredited investors. During the three-month period ended June 30, 2009, we issued 4,241,200 shares of common stock to two accredited investors upon conversion of 4,241,200 shares of Series D Convertible Preferred Stock.

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

Stock-Based Compensation

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that Plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the six-month periods ended June 30, 2009 and 2008 was $1,215,091 and $1,249,671, respectively, and for the three-month periods ended June 30, 2009 and 2008 was $401,386 and $367,610, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended June 30, 2009 was $1.78. We did not grant options during the three-month period ended June 30, 2008. The weighted average fair value of stock options granted were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

The assumptions used in the Black-Scholes model were as follows for stock options granted in the periods ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Risk-free interest rate	1.52-2.02%	—
Expected volatility of common stock	61.76-62.61%	—
Dividend yield	0%	—
Expected life of options	3-4.1 years	—

NOTE I – CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution. The U.S. Treasury instituted the Temporary Guarantee Program for Money Market Funds which insure certain minimum balances held between September 19, 2008 and September 18, 2009. At June 30, 2009, our uninsured cash balance was approximately $2,100,000.

Our revolving credit facility and primary mortgage bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on both of these debt instruments are equal to prime plus basis points as described in NOTE G. An increase in the prime rate could have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE J – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively. SFAS No. 165 is consistent with current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity. See Note A for required disclosure.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on Odyssey’s consolidated financial statements.

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

Operational Update

We have numerous shipwreck projects in various stages of development around the world. In order to protect the targets of our planned search or recovery operations, in some cases we will defer disclosing specific information relating to our projects until we have located a shipwreck or shipwrecks of interest and determined a course of action to protect our property rights.

Additional information regarding projects discussed herein may be found in our Annual Report on Form 10-K for the year ended December 31, 2008. Projects with status updates since this report was filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

“Atlas” Search Project

The “Atlas” project encompasses a minimum of five high-value targets within a search area covering more than 6,000 square miles. Based on work completed during past “Atlas” seasons, three sites within the “Atlas” search area, including HMS Victory, are the subject of Admiralty arrests filed by Odyssey.

Operations for the 2009 “Atlas” season commenced in February 2009 with the 251-foot Odyssey Explorer conducting search and inspection operations. In addition to search and inspection technology used in the past, our teams have integrated new technologies into the ZEUS platform which have significantly enhanced inspection capabilities.

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

Odyssey has been cooperating closely with the United Kingdom (UK) Ministry of Defence (the “MOD”) on the HMS Victory project. All activities at the site, including the recovery of two bronze cannon, have been conducted in accordance with protocols agreed to by the UK Government and Royal Navy officials. The Victory discovery was announced publicly February 2, 2009 and since that date, various departments within the UK Government have been reviewing data from the site and Odyssey’s proposed agreement to the UK Government for the archaeological excavation of HMS Victory. The proposed agreement is similar to the Odyssey/UK Sussex Partnering Agreement. Research and discussions are ongoing.

Although the UK is not a signatory to the United Nations Educational Scientific and Cultural Organization’s (UNESCO) Convention for the Protection of Underwater Cultural Heritage (“CPUCH”) and therefore not bound by CPUCH, Odyssey’s proposed agreement is consistent with the archaeological principles of CPUCH.

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

Plans are being developed to resume work in both areas before the end of August 2009.

Admiralty Legal Proceedings

An Admiralty arrest is a legal process in which Odyssey seeks recognition from the Court of Odyssey’s salvor-in-possession status for a specific shipwreck, site or cargo. It is the first legal step in establishing Odyssey’s rights to ownership or to a salvage award. Odyssey currently has seven pending Admiralty arrest cases; three in the “Atlas” search area, one in the north Atlantic, the “Black Swan,” the “Firefly” and a 20th century passenger liner in the Mediterranean.

Additional information regarding the admiralty legal proceedings for these arrests may be found in our Annual Report on Form 10-K for the year ended December 31, 2008. Only arrests with status updates since this report was filed will be discussed herein.

In the “Black Swan” case, on June 3, 2009, a Report and Recommendation (R&R) was filed by the Magistrate which recommended that Spain’s Motion to Dismiss the case be granted. Objections to the R & R could be made until July 21, 2009. Six separate Objections were filed before the deadline, including an Objection from Odyssey, Peru, and many claiming to be descendants of merchants who owned the private cargo on the Mercedes. Odyssey’s objection included arguments that:

•	The applied legal standard of review is incorrect (i.e. the motion must be denied because the factual questions regarding jurisdiction are intertwined with the merits of the case).

•	There is no coherent vessel located at the “Black Swan” site.

•

There is clear and convincing evidence of the commercial nature of the Mercedes’ mission at the time of her demise which Odyssey believes legally nullifies the claim to sovereign immunity of that vessel.

•	A distinction between cargo and vessel is allowed and even required by settled admiralty law.

•	The majority of the coins aboard the Mercedes were merchant-owned, commercial cargo being shipped as freight for a fee and were never owned by Spain.

Spain has until August 31, 2009 to file a response to the Objections.

In case number 8:06-cv-01685 (unidentified “Atlas” Arrest), on June 23, 2009, the court ordered Odyssey to file a brief report informing the court as to the status of Odyssey’s investigation of the site by November 6, 2009. All parties are to appear for a status conference in the case on November 9, 2009.

After reaching an agreement with the United Kingdom’s Ministry of Transportation, Odyssey filed a request on July 17, 2009, to dismiss without prejudice the Admiralty arrest action on the shipwreck believed to be Laconia (case number 8:08-cv-02219), and the case was closed on July 20, 2009. Also, Odyssey filed an Amended Arrest complaint on July 16, 2009, on the shipwreck believed to be Cairn Hill (case number 8:08-cv-02220) to exclude from the arrest any property on the vessel that was the property of the United Kingdom.

On July 8, 2009, The Ministry of Defense for the United Kingdom filed an unopposed motion for an extension to file a claim and answer in the Victory Admiralty action (case number 8:08-cv-01045) on the grounds that the parties have been involved in, and are continuing negotiations, which if successful will significantly reduce and potentially resolve the issues to be decided by the court. The court granted an extension until September 29, 2009.

On June 25, 2009, Odyssey filed a motion to stay the proceedings on the shipwreck site believed to be SS Ancona (case number 8:07-cv-00616). The court had previously entered a default in the case, but rather than proceeding to judgment, Odyssey requested a stay of the proceedings to discuss with Italy any potential interests they may have in the wreck. Odyssey is in discussions with the Italian Government which may include an agreement relating to this shipwreck site as well as other wrecks of Italian interest. Odyssey asked the court to stay the proceedings until the parties have concluded negotiations. The court has agreed to stay the proceedings until December 31, 2009, with a report due before January 6, 2010, and has administratively closed the case until that time.

On July 30, 2009, the Clerk of the Court entered a notice of default on the shipwreck believed to be the Marqise de Tornay (case number 8:08-cv-01044). This closes the time for claimants to come forward allowing us to proceed to a final judgment in the case.

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

Three months ended June 30, 2009, compared to three months ended June 30, 2008

			2009 vs. 2008 Increase/(Decrease)
	2009	2008	$	%
Revenue	$.4	$1.1	$(.7)	(62)%

Cost of sales	.1	.2	(.1)	(46)%
Marketing, general and administrative	2.2	2.4	(.2)	(9)%
Operations and research	3.1	4.0	(.9)	(23)%

Total cost and expenses	$5.4	$6.6	$(1.2)	(19)%

The explanations that follow are for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

Revenue

Revenue is generated through the sale of artifacts (including coins, artifacts and merchandise), themed attractions/exhibits, and beginning in the second quarter of 2008, expedition revenue associated with the production of a shipwreck exploration television series. The decrease in revenue of $.7 million was primarily related to a decrease in the sale of silver coins sold in 2009 versus 2008 ($.4 million) and less expedition revenue ($.2 million) associated with the production of the Treasure Quest television series. In April 2009, JWM Productions notified Odyssey that they wished to exercise their option for a second contract year on the “Expedition Agreement” which applied to Discovery’s Treasure Quest series. We anticipate filming for this second contract year will be focused on following our core operational schedule, which will leave Odyssey sole control over operations. Consequently, the schedule will primarily consist of “Tag Along Days” (as defined in the Expedition Agreement), therefore we expect to generate less expedition revenue associated with the production of the television series in 2009 than comparable periods of 2008.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and other sales. The primary cost component is from the sale of coins. Cost of sales for coins decreased $.1 million for 2009 versus 2008 primarily because of fewer coins sold in 2009.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $2.2 million in 2009 as compared to $2.4 million in 2008. The decrease of $.2 million was primarily attributable to lower outside professional service and legal expenses.

Operations and research expenses primarily include all costs within the following departments: Archaeology, Conservation, Research, and Marine Operations which include all vessel operations. Operations and research expenses were $3.1 million in 2009 as compared to $4.0 million in 2008. The $.9 million decrease was primarily due to lower vessel operating expenses in 2009 versus 2008.

Six months ended June 30, 2009, compared to six months ended June 30, 2008

			2009 vs. 2008 Increase/(Decrease)
	2009	2008	$	%
Revenue	$1.0	$1.4	$(.4)	(26)%

Cost of sales	.3	.3	—	—%
Marketing, general and administrative	4.8	5.7	(.9)	(15)%
Operations and research	6.1	7.8	(1.7)	(22)%

Total cost and expenses	$11.2	$13.8	$(2.6)	(19)%

The explanations that follow are for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

Revenue

The decrease in revenue of $.4 million was primarily related to a decrease in the sale of silver coins sold in 2009 versus 2008 ($.2 million) and less expedition revenue ($.2 million) associated with the production of the Treasure Quest television series. In April 2009, JWM Productions notified Odyssey that they wished to exercise their option for a second contract year on the “Expedition Agreement” which applied to Discovery’s Treasure Quest series. We anticipate filming for this second contract year will be focused on following our core operational schedule which will leave Odyssey sole control over operations. Consequently, the schedule will primarily consist of “Tag Along Days” (as defined in the Expedition Agreement), therefore we expect to generate less expedition revenue associated with the production of the television series in 2009 than comparable periods of 2008.

Costs and Expenses

Marketing, general and administrative expenses were $4.8 million in 2009 as compared to $5.7 million in 2008. The decrease of $.9 million was primarily attributable to lower employee-related expenses ($.7 million) including contract labor, bonus accruals and share-based compensation, and lower outside professional service and legal expenses.

Operations and research expenses were $6.1 million in 2009 as compared to $7.8 million in 2008. The $1.7 million decrease was due to lower vessel operating expenses primarily attributable to vessel repairs and maintenance.

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities for the first six months of 2009 was $8.3 million. This amount primarily reflected an operating loss of $10.3 million and non-cash items including depreciation and amortization ($1.2 million) and share based compensation ($1.2 million), a decrease in inventory, restricted cash and other assets ($.5 million), offset by a decrease in accounts payable and accrued expenses ($.9 million). Net cash used in operating activities in the first six months of 2008 was $11.4 million. This amount primarily reflected an operating loss of $12.2 million offset in part by non-cash items including depreciation and amortization ($1.4 million) and share based compensation ($1.3 million), and a net decrease in working capital (net $1.9 million) primarily attributable to a decrease in accrued expenses ($1.7 million) and an increase in restricted cash ($.5 million) required by our new credit facility.

Cash flows used in investing activities was $.4 million for the first six months in 2009 which primarily reflected the purchase of property and equipment for our marine operations group which included extensive capitalized upgrades to the Ocean Alert ($.3 million). Cash used in investing activities in 2008 of $1.2 million primarily reflected the purchase of vessel-related property and equipment of $1 million which included capitalized maintenance for extensive engine repairs and upgrades to the Ocean Alert of $.5 million, and the purchase of a building, used primarily as a conservation lab and storage facility, for $1.0 million of which we financed $.8 million (net $.2 million).

Cash flows provided by financing activities for the first six months of 2009 were $5.8 million which included $5.1 million proceeds from the issuance and sale of common stock in May 2009 and $.8 million proceeds from the exercise of warrants to purchase preferred stock in the first quarter. Cash flows provided by financing activities for the first six months of 2008 were $.4 million. This included repayment of our building mortgage and equipment loan payable with Mercantile Bank ($3.1 million) due to our new credit facility with Fifth Third Bank, offset by proceeds from the issuance of common stock and exercise of warrants ($1.0 million) and proceeds from our revolving line of credit ($2.5 million). In July 2008 we replaced the building mortgage with Fifth Third Bank.

Material Trends and Uncertainties

At June 30, 2009, we had cash and cash equivalents of $7.9 million, a decrease of $2.9 million from the December 31, 2008, balance of $10.7 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will be sufficient to fund working capital requirements through the remainder of 2009. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks as well as the coins and artifacts from previous operations including the SS Republic and our ability to generate income from marketing products from other companies’ projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until or if we receive title or a salvage award from the U.S. District Court. At the present time, we cannot determine how long that process may take. We have also identified at least one additional potential high value target, however until we successfully recover and acquire title to coins and artifacts, we will not be able to monetize any of this cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in 2009 and beyond or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on Odyssey’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our revolving credit facility and primary mortgage bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on both of these debt instruments are equal to prime plus basis points as described in NOTE G. An increase in the prime rate could have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Except as set forth below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2008, with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

Our common stock could be delisted from the NASDAQ Capital Market.

Our common stock trades on the NASDAQ Capital Market, which specifies certain requirements for the continued listing of common stock. On July 20, 2009, we notified the Nasdaq Stock Market that, due to the unexpected death of board member George A. Knutsson, who served on the Company’s audit committee, the Company does not comply with the audit committee composition requirement set forth in Listing Rule 5605(c)(2)(A), which requires that the audit committee have at least three members, each of whom meets the independence and other criteria set forth in the rule. Under Listing Rule 5605(c)(4), we have until the earlier of our next annual shareholders meeting or July 1, 2010, to regain compliance. If we do not regain compliance before the deadline, our common stock could be delisted from the NASDAQ Capital Market.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2009, we issued 250,000 shares of common stock to one accredited investor upon conversion of 250,000 shares of Series D Convertible Preferred Stock. During the three-month period ended June 30, 2009, we issued 4,241,200 shares of common stock to two accredited investors upon conversion of 4,241,200 shares of Series D Convertible Preferred Stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 27, 2009, the Company held an Annual Meeting of Shareholders at which Bradford B. Baker, David J. Bederman, Mark D. Gordon, George Knutsson, David Saul and Gregory Stemm were each reelected to the Board of Directors. The voting results for the election of directors are as follows:

Election of Directors

Nominees	Votes For	Votes Withheld

Gregory P. Stemm	32,979,605	4,998,428
Mark D. Gordon	32,944,104	5,033,929
George Knutsson	34,783,602	3,194,431
David J. Saul	34,841,810	3,136,223
Bradford B. Baker	34,832,805	3,145,228
David J. Bederman	31,399,847	6,578,186

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 7, 2009	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer