Form 10-Q
period 2009-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2009-11-09
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 27, 2009 was 59,326,194.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,127,676	$10,740,358
Restricted cash	621,401	841,791
Accounts receivable, net	177,819	468,796
Inventory	306,269	792,812
Other current assets	224,506	312,698

Total current assets	5,457,671	13,156,455
PROPERTY AND EQUIPMENT
Equipment and office fixtures	14,376,454	14,239,354
Building and land	4,730,493	4,702,173
Accumulated depreciation	(10,508,857)	(9,156,023)

Total property and equipment, net	8,598,090	9,785,504
NON-CURRENT ASSETS
Restricted cash	231,865	—
Inventory	6,400,963	6,400,963
Other non-current assets	1,112,297	1,119,539

Total other assets	7,745,125	7,520,502

Total assets	$21,800,886	$30,462,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$477,268	$988,406
Accrued expenses and other	1,254,874	2,166,315
Mortgage and loans payable	5,100,491	5,172,331

Total current liabilities	6,832,633	8,327,052
NON-CURRENT LIABILITIES
Mortgage and loans payable	2,987,453	3,123,233
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long term liabilities	3,874,953	4,010,733

Total liabilities	10,707,586	12,337,785

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 6,961,180 and 2,469,972 shares authorized at September 30, 2009 and December 31, 2008, respectively; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 2,848,800 and 7,340,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; 2,606,400 and 6,900,000 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	261	690
Preferred stock series E convertible - $.0001 par value; 20 shares authorized at September 30, 2009 and December 31, 2008; 13 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Preferred stock series F convertible - $.0001 par value; 0 and 8 shares authorized at September 30, 2009 and December 31, 2008, respectively: none outstanding	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 58,626,194 and 52,410,248 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	5,863	5,241
Additional paid-in capital	114,065,112	106,425,370
Accumulated deficit	(102,977,936)	(88,306,625)

Total stockholders’ equity	11,093,300	18,124,676

Total liabilities and stockholders’ equity	$21,800,886	$30,462,461

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUE
Artifact sales and other	$648,388	$681,469	$1,296,248	$1,527,652
Exhibit	180,000	143,332	419,798	396,356
Expedition	17,000	1,394,125	162,710	1,696,500

Total revenue	845,388	2,218,926	1,878,756	3,620,508

OPERATING EXPENSES
Cost of sales – artifacts and other	227,685	177,512	548,420	504,261
Marketing, general and administrative	2,069,624	2,515,737	6,911,517	8,211,067
Operations and research	2,879,497	6,076,031	8,936,755	13,840,322

Total operating expenses	5,176,806	8,769,280	16,396,692	22,555,650

LOSS FROM OPERATIONS	(4,331,418)	(6,550,354)	(14,517,936)	(18,935,142)

OTHER INCOME (EXPENSE)
Interest income	6,194	31,826	36,460	174,586
Interest expense	(84,512)	(53,945)	(250,976)	(102,154)
Other	13,484	23,789	61,140	93,285

Total other income (expense)	(64,834)	1,670	(153,376)	165,717

LOSS BEFORE INCOME TAXES	(4,396,252)	(6,548,684)	(14,671,312)	(18,769,425)
Income tax benefit (provision)	—	—	—	—

NET LOSS	$(4,396,252)	$(6,548,684)	$(14,671,312)	$(18,769,425)

NET LOSS PER SHARE
Basic and diluted	$(.07)	$(.13)	$(.27)	$(.39)

Weighted average number of common shares outstanding
Basic and diluted	58,626,194	49,085,641	55,159,192	48,362,638

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,671,312)	$(18,769,425)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,717,549	2,039,639
Financing costs	—	73,294
Loss on disposal of equipment	—	28,386
Share-based compensation	1,629,182	1,526,756
(Increase) decrease in:
Restricted cash	(11,475)	(936,509)
Accounts receivable	290,977	(123,758)
Inventory	486,543	468,310
Other assets	88,878	113,492
Increase (decrease) in:
Accounts payable	(511,138)	17,223
Accrued expenses and other	(797,339)	(1,394,796)

NET CASH (USED) BY OPERATING ACTIVITIES	(11,778,135)	(16,957,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(523,577)	(1,239,749)
Proceeds from sale of equipment	—	12,000

NET CASH (USED) BY INVESTING ACTIVITIES	(523,577)	(1,227,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,106,250	10,623,120
Proceeds from warrants exercise	790,400	200,000
Proceeds from issuance of loan payable	—	5,040,500
Repayment of mortgage and loans payable	(207,620)	(5,611,007)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,689,030	10,252,613

NET (DECREASE) IN CASH	(6,612,682)	(7,932,524)

CASH AT BEGINNING OF PERIOD	10,740,358	18,321,349

CASH AT END OF PERIOD	$4,127,676	$10,388,825

SUPPLEMENTARY INFORMATION:
Interest paid	$255,506	$98,645
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Settlement of outstanding debt with line of credit	$—	$3,018,310
Building and equipment purchased with financing	$—	$779,000
Compensation paid by equity instruments	$117,803	$165,051

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2009, and the results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the Accounting Standards Codification (“ASC”) topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2009, we did not own securities with a maturity greater than three months.

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

At September 30, 2009 and 2008, weighted average common shares outstanding year-to-date was 55,159,192 and 48,362,638, respectively. For the periods ended September 30, 2009 and 2008, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Average market price during the period	$1.85	$4.61	$2.79	$4.90

In the money potential common shares excluded	175,164	398,055	177,850	490,718

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Out of the money options and warrants excluded:

Stock options with an exercise price of $2.50 per share	33,000	—	33,000	—
Stock options with an exercise price of $3.50 per share	1,417,916	—	1,417,916	—
Stock options with an exercise price of $3.51 per share	1,003,170	—	1,003,170	—
Stock options with an exercise price of $3.53 per share	214,300	—	214,300	—
Stock options with an exercise price of $4.00 per share	315,250	—	315,250	—
Stock options with an exercise price of $5.00 per share	650,000	955,000	650,000	955,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	3,833,636	1,155,000	3,833,636	1,155,000

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted EPS were excluded from potential common shares as follows:

	Three Months Ended		Nine Months Ended
	September 30 2009	September 30, 2008	September 30 2009	September 30, 2008

Potential common shares from Preferred Stock excluded from EPS	3,906,400	10,400,000	3,903,789	10,400,000

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net loss	$(4,396,252)	$(6,548,684)	$(14,671,312)	$(18,769,425)

Numerator, basic and diluted net income (loss) available to stockholders	$(4,396,252)	$(6,548,684)	$(14,671,312)	$(18,769,425)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	58,626,194	49,085,641	55,159,192	48,362,638

Shares used in computation – diluted:
Weighted average common shares outstanding	58,626,194	49,085,641	55,159,192	48,362,638
Dilutive effect of options and warrants outstanding	—	—	—	—

Shares used in computing diluted net income per share	58,626,194	49,085,641	55,159,192	48,362,638

Net loss per share – basic	$(0.07)	$(0.13)	$(0.27)	$(0.39)
Net loss per share – diluted	$(0.07)	$(0.13)	$(0.27)	$(0.39)

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

Segment reporting

The ASC topic for Segment Reporting requires segment reporting when certain conditions are achieved. We previously reported our themed attractions as a segment. Since January 1, 2008, we no longer have a reportable segment.

NOTE C – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008, $500,000 was deposited into an interest-bearing account from which interest payments were made for the first one-year period. Upon the anniversary of the facility, we deposited into the account an amount sufficient to restore the balance to $500,000 for interest payments during the second year of the facility. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at September 30, 2009, was $391,247.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments were made for the first one-year period. On each anniversary of the mortgage, we deposited or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments during the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at September 30, 2009, was $462,019.

NOTE D – INVENTORY

Our inventory consisted of the following:

	September 30, 2009	December 31, 2008
Artifacts	$6,442,248	$6,874,394
Packaging	250,633	319,381
Merchandise	551,734	598,273
Merchandise reserve	(537,383)	(598,273)

Total inventory	$6,707,232	$7,193,775

Of these amounts, $6,400,963 is classified as non-current as of September 30, 2009 and December 31, 2008, respectively.

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

NOTE E – INCOME TAXES

As of September 30, 2009, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $99 million. The NOL will expire in various years ending through the year 2029.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$35,657,332
Accrued expenses	231,855
Reserve for inventory	190,513
Start-up costs	108,499
Excess of book over tax depreciation	697,791
Stock option expense	1,754,923
Less: valuation allowance	(38,305,580)

$335,333

Deferred tax liability:
Property and equipment basis	$70,182
Prepaid expenses	58,636
Inventory capitalization	206,515

$335,333

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at September 30, 2009. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of September 30, 2009. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo unless and until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

September 30, 2009	$38,305,580
December 31, 2008	33,209,323

Change in valuation allowance	$5,096,257

Income taxes for the nine-month periods ended September 30, 2009 and 2008 differ from the amounts computed by applying the effective federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	September 30, 2009	September 30, 2008
Expected (benefit)	$(4,988,246)	$(6,381,605)
State income taxes net of federal benefits	(212,304)	(243,044)
Nondeductible expense	12,630	11,107
Stock options exercised	4,285	(130,201)
Change in valuation allowance	5,096,257	6,803,315
Change in estimate of net operating loss	—	(898)
Effects of:
Change in apportionment estimate	87,471	(58,765)
Other, net	(93)	91

	$—	$—

During the nine-month periods ended September 30, 2009 and 2008, the Company recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of ($4,467) and $135,068, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

Effective January 1, 2006, we were required to capitalize inventory costs under Internal Revenue Code Section 263A. This adjustment created a deferred tax liability in the amount of $3,314,407 on January 1, 2006, and will be recognized over the four year period beginning January 1, 2006. The remaining deferred tax liability as of September 30, 2009, is $206,515.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company’s tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions.

NOTE F – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management is currently not aware of any claims or suits that will have a material adverse impact on its financial position or its results of operations.

Material Trends and Uncertainties

At September 30, 2009, we had cash and cash equivalents of $4.1 million, a decrease of $6.6 million from the December 31, 2008, balance of $10.7 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will be sufficient to fund working capital requirements through the remainder of 2009. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks as well as the coins and artifacts from previous operations including the SS Republic and our ability to generate income from marketing products from other companies’ projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until or if we receive title or a salvage award from the U.S. District Court. At the present time, we cannot determine how long that process may take. We have also identified at least one additional potential high value target, however until we successfully recover and acquire title to coins and artifacts, we will not be able to monetize any of this cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in 2009 and beyond and/or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE G – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Revolving credit facility	$4,927,286	$5,000,000
Mortgage payable	3,160,658	3,295,564

	$8,087,944	$8,295,564

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. The new credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and is due in full February 7, 2010. Odyssey is also required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly in the second year. The line of credit is secured by a restricted cash balance (See NOTE C) as well as approximately 29,400 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory calculated on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary affirmative and negative covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party.

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

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. The seller is carrying a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. The interest is at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012, and is secured by the related mortgaged real property.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the nine-month periods ended September 30, 2009 and 2008 was $1,629,182 and $1,526,756, respectively, and for the three-month periods ended September 30, 2009 and 2008 was $414,091 and $277,085, respectively.

We did not grant options during the three-month periods ended September 30, 2009 and 2008. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

NOTE I – CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution through December 31, 2013. At September 30, 2009, our uninsured cash balance was approximately $4,600,000.

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

NOTE J – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165, now incorporated in the ASC topic Subsequent Events, is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively. SFAS No. 165 is consistent with current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity. See Note A for required disclosure.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles which is now incorporated in the ASC topic Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on Odyssey’s consolidated financial statements.

NOTE K – SUBSEQUENT EVENTS

On November 6, 2009, we filed a shelf registration statement with the SEC which, when declared effective by the SEC, will enable us to sell common stock, preferred stock, debt securities, and/or warrants in one or more offerings up to a total dollar amount of $50,000,000.

During October 2009, we committed approximately $425,000 to purchase advanced vessel search equipment to be utilized on one of our search vessels in the immediate future.

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

Additional information regarding projects discussed herein may be found in our Annual Report on Form 10-K for the year ended December 31, 2008. Projects with status updates since that report was filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

“Atlas” Search Project

The “Atlas” project encompasses a minimum of five high-value targets within a search area covering more than 6,000 square miles. Based on work completed during past “Atlas” seasons, two sites within the “Atlas” search area are the subject of Admiralty arrests filed by Odyssey. In addition, HMS Victory was discovered within this search area.

Operations for the 2009 “Atlas” season commenced in February 2009 with the 251-foot Odyssey Explorer conducting search and inspection operations. In addition to search and inspection technology used in the past, our teams have integrated new technologies into the ZEUS platform that have significantly enhanced its inspection capabilities.

The Ocean Alert was utilized for some search operations in the “Atlas” search area in 2009 and after recently undergoing equipment upgrades, has recently left the “Atlas” area to begin work on the “Enigma” project (see “Enigma” Project).

Between February 2009 and October 2009, approximately 1,000 square miles of seabed were mapped with side scan sonar and magnetometer. Odyssey’s Remotely Operated Vehicle ZEUS completed 141 dives spending approximately 380 hours on the seabed. Of the 238 targets inspected to date in 2009, 11 shipwrecks were discovered. Additional work in the area continued into November.

HMS Victory Project

We discovered and conducted a preliminary investigation of the shipwreck of Admiral Balchin’s HMS Victory (which sank in 1744) during our 2008 “Atlas” season. HMS Victory was the inspiration for and direct predecessor to Nelson’s Victory and was the mightiest and most technically advanced vessel of her age.

Odyssey has been cooperating closely with the United Kingdom (UK) Ministry of Defence (the “MOD”) on the HMS Victory project. All activities at the site, including the recovery of two bronze cannon, have been conducted in accordance with protocols agreed to by the UK Government and Royal Navy officials. On September 18, 2009, Odyssey announced it reached an agreement with the UK Government on an 80% salvage award for the cannon recovered from the site. Odyssey will be participating in the ongoing process of consultation with the UK Government to determine what approaches should be adopted towards the wreck. Terms of the collaboration between Odyssey and the UK MOD on the project are currently being negotiated. Pursuant to the agreement, Odyssey dismissed without prejudice the admiralty arrest on this site.

Although the UK is not a signatory to the United Nations Educational Scientific and Cultural Organization’s (UNESCO) Convention for the Protection of Underwater Cultural Heritage (“CPUCH”) and therefore not bound by CPUCH, Odyssey’s proposed agreement is consistent with the archaeological principles of CPUCH.

North Carolina Project

Operations were conducted in August and September 2009 in the area covered by the exploration permit issued by the North Carolina Department of Cultural Resources to Odyssey’s partner, Intersal, Inc. Odyssey has an agreement with Intersal, Inc. to pursue operations under this permit and to share in substantial research and data acquired by Intersal over the years relating to the target shipwreck and the work completed to date in the permit area.

The 2009 operations included remote sensing in two search blocks with side scan sonar and magnetometer which identified multiple targets requiring additional inspection. A preliminary report has been submitted to the North Carolina Department of Cultural Resources.

The area covered by this permit and the arrest are located near Odyssey’s current “Firefly” project, which was acquired by Odyssey from BDJ Discovery Group in 2007 and includes one arrested site that has already produced a small number of gold and silver artifacts. The Intersal site and permit area may also be related to a high-value, Colonial-era merchant vessel believed to be located in the area. The agreements with BDJ and Intersal are similar but separate, and the areas do not overlap.

“Symphony” Project

Odyssey completed the first phase of survey in a new search area code named “Symphony.” The work was conducted under a government permit in an exclusive claim area and in conjunction with a project partner. Results of the survey are being analyzed and compiled into a report that will be provided to the government before the next phase of work is commenced. Preliminary review of the data suggests that four shipwrecks have been located in the phase-one search area, but at this point, none of the sites have been conclusively identified. Research suggests the search area contains at least two commercial vessels with significant cargoes of gold coins.

The expedition was conducted by the Odyssey search team on a chartered vessel. To protect the security of the search area, specific location details are not being released at this time. Proceeds of any recoveries from this search area will be split with the government and project partner with an anticipated 88% of the net proceeds of the project retained by Odyssey.

“Enigma” Project

Odyssey and our wholly owned subsidiary, OVH, Inc. have executed agreements to provide project research and shipwreck search and survey services to Robert Fraser Marine Ltd and client companies of Robert Fraser & Partners LLP in return for cash payments and a significant back end interest in the project. Search operations on “Enigma” are expected to commence in November 2009.

To protect the security of the search area, specific location details are not being released at this time.

Admiralty Legal Proceedings

An Admiralty arrest is a legal process in which Odyssey seeks recognition from the Court of Odyssey’s salvor-in-possession status for a specific shipwreck, site or cargo. It is the first legal step in establishing Odyssey’s rights to ownership or to a salvage award. Odyssey currently has six pending Admiralty arrest cases: two in the “Atlas” search area, one in the north Atlantic, the “Black Swan,” the “Firefly” and a 20th century passenger liner in the Mediterranean.

Additional information regarding the admiralty legal proceedings for these arrests may be found in our Annual Report on Form 10-K for the year ended December 31, 2008. Only arrests with status updates since that report was filed are discussed below.

In the “Black Swan” case, on June 3, 2009, a Report and Recommendation (R&R) was filed by the Magistrate which recommended that Spain’s Motion to Dismiss the case be granted. Objections to the R & R could be made until July 21, 2009. Six separate Objections were filed before the deadline, including an Objection from Odyssey, Peru, and many claiming to be descendants of merchants who owned the private cargo on the Mercedes. Odyssey’s objection included arguments that:

•	The applied legal standard of review is incorrect (i.e., the motion must be denied because the factual questions regarding jurisdiction are intertwined with the merits of the case).

•	There is no coherent vessel located at the “Black Swan” site.

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

Spain filed a response to the Objections on August 31, 2009. Odyssey filed a reply to that response on October 15, 2009 reiterating that the R&R had applied the wrong legal standard of review and had incorrectly interpreted factual and legal issues. On October 14, 2009 Odyssey filed a response to a statement of interest filed in the case by the United States Department of Justice which, while not addressing the specific jurisdictional issue before the court, supported Spain’s argument that the Nuestra Senora de las Mercedes, would have been considered a sovereign vessel. The court denied Odyssey’s motion to file a declaration signed by the primary drafter of relevant legislation. A motion to file an amicus brief by members of Congress purporting to counter the DOJ filing was also denied. Filings on the jurisdictional issue are complete and the parties await a ruling from the Court.

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

As part of a larger agreement with the United Kingdom including a salvage award for the cannon recovered to date from the site, on September 17, 2009, Odyssey filed a Motion for Leave to Dismiss the Admiralty Arrest Without Prejudice in the Victory admiralty action (case number 8:08-cv-01045). Although the admiralty case is U.S. Court has been closed, Odyssey continues discussions with the Ministry of Defence regarding future efforts at the site.

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

Three months ended September 30, 2009, compared to three months ended September 30, 2008

			2009 vs. 2008 Increase/(Decrease)
	2009	2008	$	%
Revenue	$.8	$2.2	$(1.4)	(62)%

Cost of sales	.2	.2	.1	28%
Marketing, general and administrative	2.1	2.5	(.4)	(18)%
Operations and research	2.9	6.1	(3.2)	(53)%

Total cost and expenses	$5.2	$8.8	$(3.6)	(41)%

The explanations that follow are for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

Revenue

Revenue is generated through the sale of artifacts (including coins, artifacts and merchandise), exhibits, and beginning in the second quarter of 2008, expedition revenue associated with the production of a shipwreck exploration television series. The decrease in revenue of $1.4 million was primarily related to a decrease in expedition revenue associated with the production of the Treasure Quest television series. In April 2009, JWM Productions notified Odyssey that they wished to exercise their option for a second contract year on the “Expedition Agreement” which applied to Discovery’s Treasure Quest series. Filming for this second contract year is being focused on following our core operational schedule, which leaves Odyssey in sole control over operations. Consequently, the schedule has primarily consisted of “Tag Along Days” (as defined in the Expedition Agreement), therefore we expect to generate less expedition revenue associated with the production of the television series in 2009 than comparable periods of 2008.

While overall artifact and other sales were relatively flat over the period, the quantity of silver coins sold in 2009 increased by more than 50 percent versus the prior period primarily due to an increase in demand for SS Republic silver sets and Civil War era coins. Actual coin sales increased $.3 million in 2009. In 2008 artifact and other sales included a $.3 million non-coin sale.

Our exhibit sales were up 26 percent in 2009 due to the continued success of our SHIPWRECK! Pirates & Treasure exhibit which opened at Discovery Place in Charlotte, NC, on July 4, 2009 and will run through January 31, 2010, in the museum’s newly renovated exhibition hall.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and other sales. The primary cost component is from the sale of coins. Cost of sales for coins increased 28 percent during 2009 versus 2008 primarily because of more coins sold in 2009.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $2.1 million in 2009 as compared to $2.5 million in 2008. The decrease of $.4 million was primarily attributable to lower outside professional service and legal expenses ($.2 million) and lower employee-related expenses ($.2 million) primarily related to accrued bonus expenses.

Operations and research expenses primarily include all costs within the following departments: Archaeology, Conservation, Research, and Marine Operations which include all vessel operations. Operations and research expenses were $2.9 million in 2009 as compared to $6.1 million in 2008. The $3.2 million decrease was primarily due to lower vessel operating expenses in 2009 versus 2008 ($3.1 million) and lower exhibit expenses ($.1 million). The lower vessel operating expenses were primarily attributable to not chartering additional vessels in 2009 ($1.7 million) and other favorable expenses including repairs and maintenance expenses for existing vessels ($.7 million), fuel costs ($.4 million) and other vessel operating expenses ($.3 million).

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

			2009 vs. 2008 Increase/(Decrease)
	2009	2008	$	%
Revenue	$1.9	$3.6	$(1.7)	(48)%

Cost of sales	.5	.5	—	9%
Marketing, general and administrative	6.9	8.2	(1.3)	(16)%
Operations and research	8.9	13.8	(4.9)	(35)%

Total cost and expenses	$16.4	$22.6	$(6.2)	(27)%

The explanations that follow are for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

Revenue

The decrease in revenue of $1.7 million was primarily related to a decrease in expedition revenue ($1.5 million) associated with the production of the Treasure Quest television series. In April 2009, JWM Productions notified Odyssey that they wished to exercise their option for a second contract year on the “Expedition Agreement” which applied to Discovery’s Treasure Quest series. Filming for this second contract year is being focused on following our core operational schedule, which leaves Odyssey in sole control over operations. Consequently, the schedule has primarily consisted of “Tag Along Days” (as defined in the Expedition Agreement), therefore we expect to generate less expedition revenue associated with the production of the television series in 2009 than comparable periods of 2008.

While overall artifact and other sales were down $.2 million in 2009 versus 2008, the quantity of silver coins sold in 2009 increased by more than 27 percent versus 2008 primarily due to the release of limited edition, numbered sets of SS Republic silver half dollars coupled with the continued roll out of sales programs across multiple distributors. Actual coin sales increased $.2 million in 2009. The decrease in artifact and other sales was attributable to $.3 million of non-coin other sales which occurred in 2008.

Costs and Expenses

Marketing, general and administrative expenses were $6.9 million in 2009 as compared to $8.2 million in 2008. The decrease of $1.3 million was primarily attributable to lower employee-related expenses ($.9 million) including contract labor and bonus accruals, lower outside professional services and legal expenses ($.2 million) and lower depreciation expenses ($.2 million).

Operations and research expenses were $8.9 million in 2009 as compared to $13.8 million in 2008. The $4.9 million decrease was primarily due to lower vessel operating expenses in 2009 versus 2008 primarily attributable to not chartering additional vessels in 2009 ($2.0 million) and other favorable expenses including repairs and maintenance expenses for existing vessels ($1.4 million), fuel costs ($.6 million) and other vessel operating expenses ($.9 million).

Liquidity and Capital Resources

Discussion of Cash Flows

Net cash used in operating activities for the first nine months of 2009 was $11.8 million. This amount primarily reflected an operating loss of $14.7 million and non-cash items including depreciation and amortization ($1.7 million) and share-based compensation ($1.6 million), a decrease in inventory, accounts receivable and other assets ($.9 million), offset in part by a decrease in accounts payable and accrued expenses ($1.3 million). Net cash used in operating activities for the first nine months of 2008 was $17.0 million. This amount primarily reflected an operating loss of $18.8 million offset in part by non-cash items including depreciation and amortization ($2.0 million) and share-based compensation ($1.5 million), a decrease in accrued expenses ($1.4 million) and inventory ($.5 million) and an increase in restricted cash ($.9 million) required by our credit facility and building mortgage with Fifth Third Bank.

Cash flows used in investing activities was $.5 million for the first nine months in 2009 which primarily reflected the purchase of property and equipment for our marine operations group which included extensive capitalized upgrades to the Ocean Alert ($.3 million). Cash used in investing activities in 2008 of $1.2 million primarily reflected purchase of property and equipment which included capitalized maintenance for extensive engine repairs and upgrades to the Ocean Alert ($.5 million), the purchase of a building (used primarily as a conservation lab and storage facility) for $1.0 million of which we financed $.8 million (net $.2 million), and $.5 million for property and equipment primarily vessel-related.

Cash flows provided by financing activities for the first nine months of 2009 were $5.7 million which included $5.1 million proceeds from the issuance and sale of common stock in May 2009 and $.8 million proceeds from the exercise of warrants to purchase preferred stock in the first quarter. Cash proceeds were offset in part by repayments of mortgage and loans payable of

$.2 million. Cash flows provided by financing activities for the first nine months of 2008 were $10.2 million which primarily included $10.8 million from the issuance of common stock and exercise of warrants offset by net loan repayments of $.6 million. Loan proceeds of $5.0 million included $2.5 million from our line of credit and $2.5 million due to refinancing our corporate building with Fifth Third Bank in July 2008. The loan proceeds were offset by $5.6 million loan repayments which included $3.1 million for the prior building mortgage and equipment loan with Mercantile Bank in February 2008, and $2.5 million repayment of our line of credit.

Material Trends and Uncertainties

At September 30, 2009, we had cash and cash equivalents of $4.1 million, a decrease of $6.6 million from the December 31, 2008, balance of $10.7 million. Based upon our current expectations, we believe our cash and cash equivalents, cash generated from operations and existing credit facility will be sufficient to fund working capital requirements through the remainder of 2009. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks as well as the coins and artifacts from previous operations including the SS Republic and our ability to generate income from marketing products from other companies’ projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until or if we receive title or a salvage award from the U.S. District Court. At the present time, we cannot determine how long that process may take. We have also identified at least one additional potential high value target, however until we successfully recover and acquire title to coins and artifacts, we will not be able to monetize any of this cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital in 2009 and beyond and/or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

On November 6, 2009, we filed a shelf registration statement with the SEC which, when declared effective by the SEC, will enable us to sell common stock, preferred stock, debt securities, and/or warrants in one or more offerings up to a total dollar amount of $50,000,000.

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165, now incorporated in the ASC Topic Subsequent Events, is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively. SFAS No. 165 is consistent with current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity. See Note A for required disclosure.

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

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our revolving credit facility and primary mortgage bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on both of these debt instruments are equal to prime plus basis points as described in NOTE G. An increase in the prime rate could have an adverse effect on our operating cash flows and financial condition, but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not currently a party to any material litigation other than the admiralty proceedings described in this report. From time to time in the ordinary course of business, the Company may be subject to or may assert a variety of claims or lawsuits.

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

On January 28, 2009, we issued 250,000 shares of common stock to one accredited investor upon conversion of 250,000 shares of Series D Convertible Preferred Stock. During the three-month period ended June 30, 2009, we issued 4,241,200 shares of common stock to two accredited investors upon conversion of 4,241,200 shares of Series D Convertible Preferred Stock. On October 1, 2009, we issued 700,000 shares of common stock to one institutional investor upon conversion of 700,000 outstanding shares of the Odyssey’s Series D Convertible Preferred Stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

Appointment of Board of Director

On November 3, 2009, Odyssey’s board of directors appointed Jon D. Sawyer to the board, filling the vacancy created by the unexpected passing of George A. Knuttson in July 2009. Mr. Sawyer, age 63, has been of counsel to Jin, Schauer & Saad, LLC, a Denver, Colorado law firm, since March 2009. From January 1996 to March 2009, he was a co-owner of Professional Recovery Systems, LLC, a privately held financial services firm, where he was employed in various capacities, including president and general counsel. From November 1996 to June 2007, Mr. Sawyer was a partner in Krys Boyle P.C., a Denver, Colorado law firm. In prior years, Mr. Sawyer served as a trial attorney with the Denver regional office of the SEC where he handled enforcement cases and reviewed registration statements. Mr. Sawyer holds a B.S. degree in Statistics and a J.D. degree from the University of Wyoming. Mr. Sawyer will serve on Odyssey’s audit, compensation and governance committees.

ITEM 6.	Exhibits

10.1	Sale of Research File Relating to the Project Enigma dated November 5, 2009 between the Company and the purchaser (Filed herewith electronically)

10.2	Uniform Time Charter Party For Offshore Service Vessels dated November 5, 2009, between OVH, Inc. and the Charterer (Filed herewith electronically)

10.3	Enigma Completion Agreement dated November 5, 2009, between the Company and the other parties thereto (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: November 6, 2009	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer