Form 10-K
period 2009-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2010-03-09
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Securities registered pursuant Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 55 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2009 approximated $89 million. As of March 1, 2010, the Registrant had 64,270,926 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on June 3, 2010.

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

Overview

Odyssey Marine Exploration, Inc. is engaged in archaeologically sensitive exploration and recovery of shipwrecks throughout the world. We employ advanced state-of-the-art technology, including side-scan sonar, magnetometers, remotely operated vehicles (ROVs), and other advanced technology, that enables us to locate and recover shipwrecks at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck research, development of political relationships and advancement of techniques for deep-ocean search and archaeological recovery.

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

Project and Research Criteria

Project research may focus on a particular search area, as opposed to a specific shipwreck. These projects would include areas where historical documents suggest recorded and unrecorded high-value targets may rest due to the proximity of shipping routes frequented by vessels carrying rich cargoes.

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

Our marine research department continuously conducts research in an attempt to identify shipwreck projects that meet the following criteria:

•

Documented Cargo Value – The research must indicate that the shipwreck was likely carrying enough intrinsically valuable cargo to cover the high costs associated with deep-ocean exploration and advanced archaeological recovery. Commercially viable cargo typically includes gold, silver, jewels, or other high-value items. Odyssey sometimes engages in the preliminary exploration of a shipwreck for purely scientific purposes, even if the value of the wreck is largely cultural, historical or educational.

•

Documented Navigation Information – The research must provide sufficient navigational information documenting the sinking location (or a particular area with potential for producing high value targets) in order to minimize the search area, as well as the cost and time involved, and to provide a reasonable expectation that the shipwreck can be found.

•

Path to Ownership – The research must resolve or reasonably predict prior to recovery any issues relating to ownership of the shipwreck and its cargo. Questions pertaining to potential claimants, the location of the wreck inside or outside territorial waters, and the nature of the ship’s commercial or military mission are some of the important considerations that need to be understood in advance.

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

Search Operations

Shipwreck search operations are conducted from a research vessel fitted with survey equipment and often with a Remotely Operated Vehicle (ROV). Using cutting-edge side-scan sonar and magnetometers, Odyssey’s ships can conduct deep-sea search operations 24 hours a day, seven days a week. A search typically begins with a side-scan sonar survey of the target area, which is typically paired with a magnetometer survey. The most interesting anomalies on the ocean floor are then inspected visually with an ROV, which sends real-time video images to monitors on the survey vessel for observation by the scientific and technical teams. These images are also downloaded and saved for additional evaluation ashore. Sometimes, it is immediately obvious whether the inspected site is of interest or not—as in the case of geology, modern debris, or when coins or valuables are readily apparent on the site. In other instances it may take many hours of research and return visits to a site to arrive at probable or positive identity and to determine the next step forward.

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

Conservation and Documentation

Shipwreck finds represent a diversity of objects made up of a variety of materials both organic and inorganic, including metals, ceramics, glass, leather and more that are of cultural, historical, archaeological or educational value. Artifacts recovered from the ocean are generally impregnated with corrosive salts that can be very damaging to the object. In particular, a saltwater environment accelerates the corrosion processes of many metal artifacts. The salts must be removed and artifacts treated in a timely and judicious manner or they will deteriorate and lose their value as diagnostic specimens, museum display objects, or valuable collector’s pieces. Therefore, the conservation process is essential to maintaining the integrity of the artifacts as important relics of the past, and for what they may contribute to the historical record and offer to the general public through exhibits, private collections and publications. Every item recovered from a shipwreck site must go through a conservation process, which in some cases may require weeks, months, or even years depending on the artifact’s material make-up, the salinity of the water from where it was recovered, and the length of time it remained in the saltwater environment.

Sharing the Treasures

Odyssey is committed to sharing with the public the thrill and adventure of deep-ocean exploration as well as the knowledge and treasures acquired from each shipwreck project. We provide an opportunity for collectors and everyone else interested in shipwreck exploration to participate in Odyssey’s fascinating discoveries by owning shipwreck artifacts or collectibles. Odyssey also shares this information through a variety of media portals including television, the Internet, books, research papers, periodicals, educational programs and traveling exhibits. A few of these portals are described as follows:

•

Exhibits – All of the culturally and archaeologically significant artifacts recovered from our shipwreck projects remain in Odyssey’s permanent collection and are available for public exhibits and further study by researchers and academia. Odyssey’s SHIPWRECK! Pirates & Treasure, an interactive multi-media exhibit, features hundreds of artifacts recovered from our deep-ocean shipwreck expeditions. Visitors also are immersed in the technology and process Odyssey uses to find and recover shipwreck treasures. The exhibit recently ended display at Discovery Place in Charlotte, North Carolina, after successful shows in Oklahoma City, Detroit, Tampa and New Orleans. We have smaller exhibits and displays at the Baldwin County Historical Museum in Elberta, Alabama and the New Orleans Mint.

•

Television Programming – In January 2009, Discovery Channel premiered “TREASURE QUEST” in the United States. This 12-episode series also premiered worldwide in 2009 and is available for unlimited rebroadcasts at Discovery Channel’s discretion. “TREASURE QUEST” showcases the Odyssey team as we search for and discover shipwrecks with unique stories to tell. Emmy® Award-winning JWM Productions was granted exclusive access to film Odyssey’s 2008 “Atlas” search expedition to produce this exciting high-definition series. Episodes include forensic analysis with stunning computer graphics as well as experts in cutting-edge laboratories laboring to analyze and conserve fragile artifacts recovered from the watery depths. During each episode, viewers are treated to spectacular underwater HD video of shipwreck discoveries through the cameras of Odyssey’s ROVs. Odyssey’s discovery of HMS Victory was captured during filming for the series and was showcased in two one-hour long episodes. Odyssey’s “Black Swan” discovery was also showcased in an episode.

•

Books and Other Publications – Shipwreck expeditions and projects are chronicled in various publications including books, newspaper articles, magazine features, archaeological reports, scientific articles, and professional journals. Our goal is to document thoroughly our shipwreck discoveries, while informing, entertaining and educating the general public as well as making our results accessible to the archaeological community. Two books have been published about the SS Republic shipwreck: “Lost Gold of the Republic” and “Bottles from the Deep.” Odyssey also developed and supports a number of educational programs, including shipwreck exploration and marine archaeology curriculum developed as an educational tool for our traveling exhibit, SHIPWRECK! Pirates & Treasure. The curriculum has also been used successfully as stand-alone lessons in both public and private schools. Odyssey is committed to sharing its discoveries with the widest spectrum of society through popular articles and books, television programs, traveling exhibitions and scientific reports and papers. A variety of reports and publications are now available to the public, including ten “Odyssey Papers” Now available on our website. The archaeological papers produced in 2009 have also been published by Oxbow books into a hard-cover book titled “Oceans Odyssey.”

Sales and Marketing

Select artifacts considered “trade goods” (coins and other mass-produced cargo) are made available for sale to collectors only after conservation, thorough documentation and study. The cultural collection of artifacts is kept in our permanent collection for exhibit and further study. Replicas are created of some of the permanent collection’s significant artifacts and are made available for sale.

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, coins were sold to independent coin dealers who sold them through direct marketing and television outlets. Our experience has shown that many of these independent dealers are primarily interested in the higher quality numismatic coin market. In 2006, we only sold through three independent dealers. Continued development of the SS Republic coin products broadened our distribution in 2007 to several more independent dealers. In 2007, 58% of our coins sales were to two dealers, AMS, Inc. and Spectrum Numismatic. During 2007, we sold out most of our remaining gold coins.

The SS Republic silver coin program was re-developed in the first quarter of 2008 to take advantage of emerging research on the silver coins from the SS Republic. This included the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey continued to expand distribution channels in 2008 with a broader base of coin and collectible marketers, including opening markets overseas. In 2008, we sold through several independent dealers of which two represented 69% of total artifact sales. In 2009, we sold through several independent dealers of which two represented 72% of total artifact sales. These two dealers were AMS, Inc. and MBI, Inc. As of December 31, 2009, we have a remaining inventory of approximately 29,000 silver coins. Our artifact sales including coins for 2009, 2008 and 2007 was predominantly U.S. domestic-based even though we have distributors in four continents.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks (see Item 1A. Risk Factors). We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold coins and 47,000 silver half dollars) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2009, we have a remaining inventory of approximately 29,000 silver coins. Also, we have recovered more than 500,000 silver coins, hundreds of gold coins, worked gold and other artifacts from a site in the Atlantic Ocean code-named “Black Swan.” However, we will not have the ability to monetize the recovered cargo unless we are awarded title or a salvage award by the U.S. District Court.

Other revenue for 2008 included $1.9 million of expedition charter revenue from JWM Productions associated with the Discovery Channel television series. The agreement was renewed for 2009 in a limited format and revenue was reduced to $ .2 million. In 2009, expedition charter revenue also included $2 million representing compensation to provide project research and shipwreck search and survey services to Robert Fraser Marine Ltd and client companies of Robert Fraser & Partners LLP located in the United Kingdom. Other revenue also includes exhibit revenue for Odyssey’s SHIPWRECK! Pirates & Treasure interactive multi-media exhibit which was featured in Oklahoma City, Oklahoma and Charlotte, North Carolina in 2009.

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

Operational Projects and Status

We have numerous shipwreck and other deep-ocean projects in various stages of development around the world. In order to protect the targets of our planned search or recovery operations, in some cases we will defer disclosing specific information relating to our projects until we have located a shipwreck or other potentially valuable resources of interest and determined a course of action to protect our property rights.

“Atlas” Search Project

Between 2005 and 2008, we searched more than 4,700 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording 267 shipwrecks. The shipwrecks discovered include site “35-F”, the Marqise de Tornay, and HMS Victory (1744). Additional information about the current status of the admiralty legal proceedings on these three shipwreck sites is available in Admiralty Legal Proceedings following this section.

Site “35-F” (admiralty case number 8:06-cv-1685) is believed to be an armed English merchantman from the second half of the 17th century. The site has been heavily damaged by fishing activities, and a confirmed identification may not be possible. During a preliminary investigation of the site, Odyssey discovered a rare wooden folding carpenter’s rule – the oldest ever recovered from a shipwreck site. The ruler was on display at the Museum of the History of Science at Oxford in the UK. More information about the ruler is described in a paper available at www.shipwreck.net/publications.php.

Operations for the 2009 “Atlas” season commenced in February 2009 with the 251-foot Odyssey Explorer conducting search and inspection operations. In addition to search and inspection technology used in the past, our teams have integrated new technologies into the ZEUS platform that have significantly enhanced its inspection capabilities.

The Ocean Alert was utilized for some search operations in the “Atlas” search area in 2009 and after undergoing equipment upgrades, left the “Atlas” area in November to begin work on the “Enigma” project (see “Enigma” Project).

In 2009, approximately 1,000 square miles of seabed were mapped with side-scan sonar and magnetometer. Odyssey’s Remotely Operated Vehicle ZEUS completed 141 dives spending approximately 380 hours on the seabed. Of the 238 targets inspected in 2009, 11 shipwrecks were discovered. We anticipate resuming operations in the “Atlas” search area in the second quarter of 2010.

HMS Victory Project

We discovered and conducted a preliminary investigation of the shipwreck of Admiral Balchin’s HMS Victory (which sank in 1744) during our 2008 “Atlas” season. HMS Victory was the inspiration for and direct predecessor to Nelson’s Victory and was the mightiest and most technically advanced vessel of her age.

Odyssey has been cooperating closely with the United Kingdom (UK) Ministry of Defence (the “MOD”) on the HMS Victory project. All activities at the site, including the recovery of two bronze cannon, have been conducted in accordance with protocols agreed to by the UK Government and Royal Navy officials. The Victory discovery was announced publicly February 2, 2009, and since that date, various departments within the UK Government have been reviewing data from the site. On September 18, 2009, Odyssey announced it reached an agreement with the UK Government on an 80% salvage award for the cannon recovered from the site. Pursuant to the agreement, Odyssey dismissed without prejudice the admiralty arrest on this site. Odyssey is participating in the ongoing process of consultation with the UK Government to determine what approaches should be adopted towards the wreck. Terms of the collaboration between Odyssey and the UK MOD on the project are currently being negotiated.

Although the UK is not a signatory to the United Nations Educational Scientific and Cultural Organization’s (UNESCO) Convention for the Protection of Underwater Cultural Heritage (“CPUCH”) and therefore not bound by CPUCH, Odyssey’s proposal is consistent with the archaeological principles of the Rules of CPUCH.

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom (UK) Government Department for Transport. The contract was awarded after a competitive bid process and is for two (2) years, which commenced immediately.

The SS Gairsoppa was a British cargo steamer enlisted in the service of the United Kingdom for the Ministry of War Transport during World War II. It was torpedoed by a German U-Boat in February 1941 in the North Atlantic while reportedly carrying a significant cargo of silver.

Odyssey will assume the risk, expense, and responsibility for the search, cargo recovery, documentation, and marketing of the cargo. If the salvage is successful, Odyssey will be compensated with a salvage award which consists of 80% of the net value of the recovered cargo after deduction of expenses of search and salvage. This project aligns with our strategy to focus on partnership projects with several governments that provide straightforward legal ownership arrangements.

Robert Fraser Projects (“Enigma,” “Firebrand,” “Shantaram”)

Odyssey and our wholly owned subsidiary, OVH, Inc. executed agreements in October 2009 to provide project research and shipwreck search and survey services to Robert Fraser Marine Ltd and client companies of Robert Fraser & Partners LLP in return for cash payments (approximately $3.5 million), deferred cash payments (approximately $20 million from proceeds of the “Enigma” project, if any) and a significant back-end interest in a project code-named “Enigma.” Search operations on “Enigma” commenced in November 2009. Side-scan operations were substantially completed by the end of February 2010 and final target inspections are expected to be completed in March.

Odyssey and syndication partner Robert Fraser & Partners LLP have jointly developed plans and signed a letter of intent on February 4, 2010, to execute a series (at least six) of additional deep-ocean projects in 2010 based on the model of the project code-named “Enigma.” Three projects are expected to target shipwrecks, while three or more projects will be aimed at mineral mining expeditions (see “Subsea Mineral Exploration Projects” included in this section).

Under the proposed structure, Odyssey will be compensated for search, survey and archaeological excavation as well as development of research files on specific shipwrecks and other projects. Odyssey will also receive deferred cash payments and have a substantial interest in the back-end of each project as well as being compensated for providing other services including conservation, documentation, marketing and sales of recovered cargoes. Under the proposed structure for mineral mining projects, Odyssey will be compensated for search and survey operations and development of geological research files on specific expeditions. If valuable mineral deposits are found and eventually sold, Odyssey will receive deferred cash payments and will benefit from its ownership in the mining company (see “Subsea Mineral Exploration Projects” included in this section).

We expect to execute the first two shipwreck agreements under the letter of intent during March 2010. Odyssey will provide project research and shipwreck search and survey services to Robert Fraser Marine Ltd and client companies of Robert Fraser & Partners LLP in return for cash payments, deferred payments and a significant back-end interest in the “Firebrand” and “Shantaram” projects. Search operations are expected to commence on “Shantaram” during April 2010 and “Firebrand” in July 2010. We expect to execute agreements for mineral mining expeditions beginning in April 2010.

To protect the security of the search area, specific location details for “Enigma”, “Firebrand” and “Shantaram” are not being released at this time.

Lebanon Projects

On January 25, 2010, Ethiopian Airlines Flight ET 409 crashed into the Mediterranean Sea shortly after take-off from Beirut International Airport in Lebanon. Our search vessel, Ocean Alert, was operating near the area and had been using the Beirut port for fuel and supplies during these operations. In the weeks prior to the ET409 crash, Odyssey management had been negotiating an agreement with the Government of Lebanon to partner in a deep-ocean project so Lebanese officials were familiar with the capabilities of Odyssey and the Ocean Alert.

When ET 409 crashed, Lebanese authorities contacted Odyssey and asked the company to assist in the search and recovery efforts. The Alert returned to Beirut and was integrated into search operations that included the Lebanese Navy and Army, the US Navy (USS Ramage) and a German Navy ship, the Laboe.

Before the plane wreckage was discovered, the Government of Lebanon asked Odyssey to provide additional capabilities for more complex technical documentation of the site. Odyssey sent the Odyssey Explorer, which was based in the UK, on the approximate two-week transit to Lebanon to assist. We have tentatively agreed to a payment schedule for services provided which included vessels, management, and shore support. We may also furnish additional services to map the site and recover other parts of the aircraft wreckage if contracted to do so.

Odyssey is continuing negotiations with the Lebanese government for the original project. All operations on this project will be conducted in close coordination with the Government of Lebanon and will include official government observers on board Odyssey vessels. Search operations for this project are expected to commence in March 2010.

Subsea Mineral Mining Exploration Project

In November 2009, Odyssey acquired a 25% interest in SMM Project LLC, a company funded by a group of investors to bring together the exclusive licenses and skills of world renowned deep-ocean geologist Dr. Timothy McConachy of Bluewater Metals, the deep-ocean survey and exploration expertise of Odyssey, and the offshore coring and mining expertise of Robert Goodden and Subsea Minerals.

SMM Project LLC recently purchased a majority interest in Bluewater Metals Pty Ltd, an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in four different countries in the South Pacific. The group will focus on the exploration and monetization of gold, silver, zinc and copper-rich Seafloor Massive Sulfide (SMS) deposits through a new business entity, Dorado Ocean Resources Ltd (Dorado), which will acquire SMM Project LLC and the remaining interest in Bluewater, in accordance with a memorandum of understanding concluded between the parties.

It is anticipated that Odyssey will dedicate certain marine assets, including a ship and related marine exploration technology to the endeavor, and will initially own approximately 40% of Dorado prior to any additional dilution that may result from additional financing. In addition, Odyssey is expected to provide proprietary expertise and personnel management to the entity under contract, and will supervise operations to explore for deep-ocean SMS deposits in areas covered by exploration permits currently held by Bluewater Metals and Dorado Ocean Resources.

Odyssey recently entered into a long term charter agreement for a vessel which is scheduled to commence subsea mineral exploration in the South Pacific beginning in the second quarter of 2010.

North Carolina Project

Operations were conducted in August and September 2009 in the area covered by the exploration permit issued by the North Carolina Department of Cultural Resources to Odyssey’s partner, Intersal, Inc. Odyssey worked under an agreement with Intersal, Inc. to pursue operations under this permit and to share in substantial research and data acquired by Intersal over the years relating to the target shipwreck and the work completed to date in the permit area.

The 2009 operations included a remote sensing in two search blocks with side-scan sonar and magnetometer which identified multiple targets requiring additional inspection. A preliminary report and final report have been submitted to the North Carolina Department of Cultural Resources.

While the partnership between Odyssey and Intersal resulted in positive progress on the project, Odyssey and Intersal mutually agreed to terminate the contract between the two companies, and Odyssey has no current plans to conduct operations in the Intersal permit area. Odyssey will retain a small percentage of any gross revenues realized by Intersal from shipwreck finds in the permit area.

The area covered by the Intersal permit is located near but does not overlap Odyssey’s “Firefly” project, which was acquired by Odyssey from BDJ Discovery Group in 2007 and includes one arrested site that has already produced a small number of gold and silver artifacts. Odyssey does plan to continue operations on the “Firefly” project.

“Symphony” Project

Odyssey completed the first phase of survey in a new search area code named “Symphony.” The work was conducted under a government permit in an exclusive claim area and in conjunction with a project partner. Results of the survey have been analyzed and compiled into a report, which has been provided to the government for review before the next phase of work is commenced. Preliminary review of the data suggests that four shipwrecks may have been located in the phase-one search area, but at this point, none of the sites have been conclusively identified. Research suggests the search area potentially contains at least two commercial vessels with significant cargoes of gold coins. Sea conditions in this area limit the time operations can be conducted on this project.

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

Because the government of Spain is pursuing claims against our recovery from the “Black Swan” project, the HMS Sussex project, which has involved work in the Mediterranean Sea off the coast of Gibraltar, has been delayed. See “Black Swan” Arrest under Admiralty Legal Proceedings in the next section.

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

On April 11, 2008, Odyssey filed its responses to the Court’s interrogatories and identified the Nuestra Señora de las Mercedes (the “Mercedes”), a vessel assigned to transport mail, private passengers, consignments of merchant goods and other cargoes, as one vessel potentially related to the “Black Swan” site, although there is evidence that may contradict this hypothesis. Odyssey reiterated that no vessel has been found at the site, and stated that other hypotheses were also being explored. Spain then filed its answers to the Court’s interrogatories indicating that it had concluded that the vessel related to the “Black Swan” site was the Mercedes.

Spain filed a Motion to Dismiss the case on September 22, 2008, based upon the Foreign Sovereign Immunities Act (“FSIA”), alleging that the U.S. District Court lacks jurisdiction. Odyssey filed a response on November 17, 2008, to which Spain filed a reply on January 26, 2009. Odyssey filed a response to that reply on February 13, 2009. Claims have also been filed in the case by the country of Peru as well as named individuals who assert an interest in property that was aboard the Mercedes. Those named individuals have specifically acknowledged Odyssey’s right to a salvage award in the case. On May 4, 2009, Peru filed its objection to Spain’s Motion to Dismiss that Spain filed on September 22, 2008.

On June 3, 2009, a Report and Recommendation (R&R) was filed by the Magistrate which recommended that Spain’s Motion to Dismiss the case be granted. Six separate Objections were filed, including an Objection from Odyssey, Peru, and many claiming to be descendants of merchants who owned the private cargo on the Mercedes. Odyssey’s objection included arguments that:

•	The applied legal standard of review was incorrect (i.e., the motion must be denied because the factual questions regarding jurisdiction are intertwined with the merits of the case).

•	There was no coherent vessel located at the “Black Swan” site.

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

Spain filed a response to the Objections on August 31, 2009. Odyssey filed a reply to that response on October 15, 2009, reiterating that the R&R had applied the wrong legal standard of review and had incorrectly interpreted factual and legal issues. On October 14, 2009, Odyssey filed a response to a statement of interest filed in the case by the United States Department of Justice (DOJ) which, while not addressing the specific jurisdictional issue before the court, supported Spain’s argument that the Nuestra Senora de las Mercedes, would have been considered a sovereign vessel. The court denied Odyssey’s motion to file a declaration signed by the primary drafter of relevant legislation. A motion to file an amicus brief by members of Congress purporting to counter the DOJ filing was also denied.

On December 23, 2009, Odyssey received notification from the U.S. District Judge that he adopted the Magistrate’s Report and Recommendation in the “Black Swan” case in favor of Spain. Although the Judge complimented Magistrate Pizzo’s Report and Recommendation, he also made it clear that he felt a separate opinion by him would “add only length and neither depth nor clarity (and certainly not finality) to this dispute.” The Judge also stayed the order vacating the arrest warrant and the return of the recovered coins to Spain until the U.S. Court of Appeals for the Eleventh Circuit rules in the case, which serves to keep the coins in Odyssey’s possession pending the outcome of the case.

We filed our notice of appeal with the Federal District Court for the Middle District of Florida and Eleventh Circuit Court of Appeals on January 15, 2010.

“Atlas” Arrests

We currently have two pending Admiralty arrest cases on sites in the “Atlas” search area. Case number 8:06-cv-1685 was discovered and arrested in 2006. This site remains unidentified. Case number 8:08-cv-01044 was discovered and arrested in 2008 and is believed to be the privateer Marqise de Tornay.

Unidentified Shipwreck

The Kingdom of Spain initially appeared as a claimant in this case but has since admitted no interest. On February 1, 2010, the Court granted Odyssey’s Motion for Partial Summary Judgment giving us title to all artifacts recovered from the site and administratively closing the in rem portion of the case (Case number 8:06-cv-1685). The only issue remaining is the claim of Keith Bray.

On December 20, 2007, Bray filed an Intervening Complaint in this case involving the site arrested in September 2006. His claim includes counts for Fraud, Rescission and Mutual Mistake and seeks to have the Court rescind his contract with Odyssey which specifically provided that Bray was entitled only to the cash payment paid to him for historical research work. On January 9, 2008, Odyssey filed its Answer and Affirmative Defenses to the Intervening Complaint denying Bray’s allegations and attaching a copy of the Research Agreement which Odyssey had with Bray. The parties are in the process of evidence discovery and a trial of the case is scheduled for the August 2010 trial term.

Marquise de Tornay

In May 2008, Odyssey filed Admiralty arrests on a Colonial period shipwreck site in the “Atlas” search area. The site contained cannon and other artifacts. On June 20, 2008, U.S. District Court for the Middle District of Florida appointed Odyssey as substitute custodian of the site.

Based on a bell recovered from the shipwreck site, site exploration and artifacts, Odyssey believes the arrest (case number 8:08-cv-01044) to be the shipwreck of the privateer Marquise de Tornay. On January 23, 2009, the company published notice of the likely identity. No claimants have come forward to date. On July 30, 2009, the Clerk of the Court entered a notice of default on the shipwreck believed to be the Marquise de Tornay (case number 8:08-cv-01044) closing the time for claimants to come forward in the case. Odyssey is seeking a default judgment in the case.

HMS Victory

Along with the Marquise de Tornay, Odyssey arrested a site which it announced on February 2, 2009, is the shipwreck of the HMS Victory, the last Royal Navy warship to be lost at sea with a complete complement of bronze cannon. Odyssey also announced that it had recovered two unique cannon from the site and the company’s research indicated the HMS Victory sunk with a substantial amount of gold and silver specie aboard.

As part of a larger agreement with the United Kingdom, including a salvage award for the cannon recovered to date from the site, Odyssey filed a motion to dismiss, without prejudice, the admiralty action (case number 8:08-cv-01045). The Court granted the motion on September 19, 2009. Although the admiralty case in U.S. Court has been closed, Odyssey continues discussions with the UK Ministry of Defence regarding future efforts at the site.

North Atlantic Arrests – Laconia and Cairn Hill

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

After reaching an agreement with the United Kingdom’s Ministry of Transportation, Odyssey filed a request on July 17, 2009, to dismiss without prejudice, case number 8:08-cv-02219, the arrest of the shipwreck site believed to be the Laconia. The case was closed on July 20, 2009.

Odyssey filed an Amended Arrest complaint on July 16, 2009, on the shipwreck believed to be Cairn Hill (case number 8:08-cv-02220) to exclude from the arrest any property on the vessel that was the property of the United Kingdom. On August 11, 2009, Deep 6 Ltd., a British corporation, filed a claim in the case stating that Deep 6, Ltd. is the salvor in possession of the shipwreck. Odyssey has contested the claim and the parties are currently in the discovery stage. The claim is scheduled to be tried after February 1, 2011.

Mediterranean Arrest – Ancona

In April 2007, Odyssey filed an Admiralty arrest on a shipwreck in the Mediterranean Sea believed to be the Ancona, a 20th century passenger liner believed to be carrying valuable cargo, and Odyssey was appointed substitute custodian of the artifacts recovered.

On June 25, 2009, Odyssey filed a motion to stay the proceedings on the shipwreck site believed to be Ancona. The court had previously entered a default in the case, but rather than proceeding to judgment, Odyssey requested a stay of the proceedings to discuss with Italy any potential interests they may have in the wreck. Odyssey asked the court to stay the proceedings until the parties have concluded negotiations, and on January 6, 2010, the parties filed a Joint Motion to Preserve the Administratively Closed Status. Odyssey has agreed to confer with Italy before any recovery at the site.

We will continue to pursue prompt resolutions of all claims. If we are able to confirm that any entity has a potential legitimate legal claim to any of the materials recovered from these sites, we intend to provide legal notice to any and all potential claimants. Even if another entity is able to prove that it has an ownership interest in the shipwreck and/or cargo and they had not legally abandoned the shipwreck, Odyssey would seek a salvage award from the Admiralty Court. In cases such as this, salvors are typically awarded up to 90% of the recovery.

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

These factors are taken into account in determining whether to proceed with a project as planned. Other factors, such as the UNESCO Convention for the Protection of Underwater Cultural Heritage are also taken into consideration. New political initiatives such as this Convention could restrict access to historical shipwrecks throughout the world to the extent they might require compliance with additional cultural resource management guidelines and regulations. Some of these will require adherence to strict archaeological practices and we intend to follow reasonable guidelines in all projects to which they are applicable. Greg Stemm, Odyssey’s Chief Executive Officer and co-founder, was a member of the United States delegation that negotiated the UNESCO Convention, and as such provides us with a thorough understanding of the underlying principles and ramifications of the Convention, and advance notice of other cultural resource management issues that might affect our projects.

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

Competition

There are a number of companies who publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archeological shipwreck exploration company. These entities include, but are not limited to Sovereign Exploration Associates International Inc., Admiralty Holding Company, Deep Blue Marine, Marine Exploration, Inc., Oceanic Research and Recovery, Seafarer Exploration, Deep6 Ltd. and UnderSea Recovery Operation (formerly Legal Access Technologies, Inc.). It is possible that one of these companies or some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2010 are listed below.

Gregory P. Stemm (age 52) has served as Chief Executive Officer and Chairman of the Board since January 3, 2008. Mr. Stemm previously served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He served as Co-Chairman of the Board since February 24, 2006 until his present appointment.

Mark D. Gordon (age 49) has served as President and Chief Operating Officer since October 2007 and was appointed to the Board of Directors in January 2008. Previously Mr. Gordon served as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different start-up ventures (1987-2003).

Michael J. Holmes (age 60) has served as Chief Financial Officer since May 2004. Mr. Holmes joined Odyssey as Controller in March 2004 and had previously served in a variety of financial management positions with Anheuser-Busch Companies, Inc. to include Vice President Finance, Sea World Orlando (1998-2003).

David A. Morris (age 59) has served as Secretary and Treasurer since August 1997.

Jay A. Nudi (age 46) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004). Previously he served as a consultant to various companies on specific value added engagements (2001-2003).

Laura L. Barton (age 47) was appointed Vice President of Communications in November 2007. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Employees

As of December 31, 2009, we had 43 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract crewmen who operate our two vessels and technicians who perform marine survey and recovery operations on our vessels and from time to time we hire subcontractors and consultants to perform specific services.

Internet Access

Odyssey’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Odyssey’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.shipwreck.net (SEC Filings Link).

Other Financial Obligations

On March 5, 2010, we entered into a four-year charter agreement for a vessel that we plan to use for subsea mineral mining exploration in the South Pacific beginning in the second quarter of 2010. The vessel charter includes a day rate of £7,000 GBP which is subject to an increase in the third and fourth years based on the average increase in the United Kingdom Consumer Price Index in the first two years. At current foreign exchange rates, the charter rate equates to approximately $10,500 per day and $4.0 million annually. The Company can terminate the charter with a ninety day notice and a termination fee of £630,000 GBP (approximately $950,000). The termination fee can be eliminated or reduced if the vessel is chartered to a third party prior to the end of the termination period.

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

Our Articles of Incorporation initially authorized the issuance of up to 10,000,000 shares of preferred stock, 190,000 shares of which have been retired. As a result, we are authorized to issue up to 9,810,000 shares of preferred stock. Our board of directors has the right to establish the terms, preference, rights and restrictions of the preferred stock. Such preferred stock could be issued with terms, rights, preferences and restrictions that could discourage other persons from attempting to acquire control and thereby insulate incumbent management. In certain circumstances, the existence of corporate devices that would inhibit or discourage takeover attempts could have a negative effect on the market value of our common stock. Our Board of Directors has designated 2,148,800 shares of our preferred stock as Series D Convertible Preferred Stock, which we refer to as Series D Preferred Stock, and 20 shares of our preferred stock as Series E Convertible Preferred Stock, which we refer to as Series E Preferred Stock. As of February 23, 2010, we had outstanding (a) 1,406,400 shares of Series D Preferred Stock, and (b) 13 shares of Series E Preferred Stock.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception except for 2004. Our losses from operations were 18,628,198 in 2009, $24,841,271 in 2008, $23,832,854 in 2007. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our offices in Tampa, Florida where we purchased a 23,500 square-foot two story office building in 2004 to serve as our corporate and operations headquarters. We currently lease approximately 40 % of the space to two tenants. In May 2008, we purchased a one story 8,100 square-foot commercial building in proximity to our corporate headquarters which is utilized by our conservation, research and archaeology departments. We believe these facilities are sufficient for our foreseeable needs.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Assuming an investment of $100 on December 31, 2004, and reinvestment of all dividends, the graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative return of the Standard & Poor’s 500 Market Index and the Russell 2000 Market Index.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG ODYSSEY,

S&P 500 STOCK INDEX AND RUSSELL 2000 STOCK INDEX

Total Return Analysis	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Odyssey Marine Exploration, Inc.	$100.00	$141.60	$116.80	$247.60	$128.80	$56.40
S&P 500 Index	$100.00	$104.91	$121.48	$128.15	$80.73	$102.10
Russell 2000 Index	$100.00	$103.32	$120.89	$117.57	$76.65	$95.98

Price Range of Common Stock

On November 19, 2003, our common stock was listed on the American Stock Exchange and was traded under the symbol OMR. On July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. The following table sets forth the high and low sale prices for our common stock during each quarter presented.

	Price
	High	Low
Quarter Ended
March 31, 2008	$7.40	$4.49
June 30, 2008	$5.77	$5.42
September 30, 2008	$5.63	$4.93
December 31, 2008	$4.73	$2.35
Quarter Ended
March 31, 2009	$5.23	$2.75
June 30, 2009	$3.95	$1.39
September 30, 2009	$2.33	$1.44
December 31, 2009	$1.93	$1.34

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at February 28, 2009 was 250. This does not include shareholders that hold their stock in accounts in street name with broker/dealers which approximates another 9,000 holders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock or preferred stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2009 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the quarter ended December 31, 2009.

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

The following table includes fiscal 2005, 2006, 2007, 2008 and 2009 ending on December 31st.

Dollars in thousands except per share amounts	2009	2008	2007	2006	2005
Results of Operations
Revenue	$4,347	$4,105	$6,147	$5,064	$10,037
Net income (loss)	(18,628)	(24,841)	(23,833)	(19,088)	(14,920)
Earnings (loss) per share – basic	(0.33)	(0.50)	(0.54)	(0.41)	(0.35)
Earnings (loss) per share – diluted	(0.33)	(0.50)	(0.54)	(0.41)	(0.35)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$20,256	$30,462	$38,558	$27,208	$30,190
Long-term obligations	2,950	3,123	2,601	3,053	1,758
Shareholder’s equity	7,562	18,125	30,199	17,366	24,886

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2009, 2008 and 2007, all of which included a twelve-month period fiscal year which ended December 31.

2009 Compared to 2008

			2009 vs. 2008
(Dollars in millions)	2009	2008	$	%
Artifact sales and other	$1.6	$1.7	$(.1)	(6)%
Exhibit	.6	.5	.1	31
Expedition charter	2.1	1.9	.2	11

Total revenue	$4.3	$4.1	$.2	6%

Cost of sales	.7	.6	—	8
Operations and research	12.6	18.6	(6.0)	(32)
Marketing, general and administrative	9.4	9.8	(0.4)	(4)

Total cost and expenses	$22.7	$29.1	$(6.4)	(22)%

Revenue

Revenue is generated through the sale of coins, artifacts and merchandise, the lease of our themed attraction exhibit and expedition charters. In the fourth quarter 2009, expedition charter revenue included compensation to provide project research and shipwreck search and survey services to Robert Fraser Marine Ltd and client companies of Robert Fraser & Partners LLP located in the United Kingdom. In 2008, expedition charter revenue included revenue associated with the production of the shipwreck exploration television series Treasure Quest.

Artifact sales and other revenues primarily include coin sales, but also include other artifacts, merchandise, commissions, and other miscellaneous revenue. Artifact and other revenues for 2009 and 2008 were $1.6 million and $1.7 million, respectively. In 2009 we sold nearly 2,400 silver coins, a 35% increase over 2008. The decrease of $.1 million in artifact sales and other in 2009 primarily related to higher 2008 other revenue which included $.3 million representing the sale of customer lists to our direct marketing partner. In 2009 and 2008, we sold through several independent dealers of which two represented 72% and 69% of total artifact sales, respectively. As of December 31, 2009, we had a remaining inventory of approximately 29,000 silver coins. Our artifact and other and exhibit revenue for 2009 and 2008 was predominantly U.S. domestic-based.

Exhibit revenue was $.6 million and $.5 million in 2009 and 2008, respectively. Odyssey’s SHIPWRECK! Pirates & Treasure is an interactive multi-media exhibit and features hundreds of artifacts recovered from our deep-ocean shipwreck expeditions. In 2009 the exhibit was featured at two locations (Oklahoma City and Charlotte, North Carolina) and three locations in 2008 (Tampa, Detroit and Oklahoma City). Exhibit revenue varied dependent on the type of contract which was either a fixed rental or a per visitor basis.

Expedition charter revenue for fourth quarter 2009 included $.8 million for the sale of research and $1.2 million for shipwreck search and survey services related to the Robert Fraser Marine Ltd “Enigma” project (see Operational Projects, Item 1). In 2008, expedition charter revenue included $1.9 million of expedition charter revenue related to the television series Treasure Quest.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins increased 38% for 2009 versus 2008 primarily because of more coins sold in 2009. However, overall cost of sales increased only 8% due to other miscellaneous charges in 2008. Actual cost as a percentage of coin sales was 44% and 40% in 2009 and 2008, respectively. There is no cost of sales component associated with the themed attraction and expedition charter revenues.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Research, and Marine Operations, which include all vessel operations. Operations and research expenses were $12.6 million in 2009, compared to $18.6 million in 2008. The $6.0 million decrease, or 32%, was primarily related to a $3.0 million decrease in vessel operating expenses of which $2.4 million related to fewer ship charters utilized in 2009 (which were used in 2008 to supplement our operating schedule in the “Atlas” search area while the Ocean Alert was undergoing repairs), and $.6 million related to other vessel operating expenses primarily fuel, port fees, consumables and provisions. We also had a decrease of $2.5 million in vessel repairs and maintenance expenses due to extensive repairs to both ships in 2008. The remaining decrease in operations and research expenses in 2009 of $.5 million was attributed to lower vessel miscellaneous operating expenses.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $9.4 million in 2009 versus $9.8 million in 2008. The decrease of $.4 million was primarily attributable to reduced corporate overhead of $.7 million including professional fees and expenses and depreciation, offset by $.3 million of unfavorable employee-related expenses including share-based compensation and bonuses.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and equipment loans. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment. Total other expense was $.3 million in 2009 and other income was $.1 million in 2008. The unfavorable difference of $.4 million represented less interest income in 2009 from short-term investments ($.2 million), additional interest expense on our corporate credit facility ($.1 million) and the loss on our equity investment in 2009 ($.1 million).

Income Taxes

We did not record any provision (benefit) for income taxes in 2009 or 2008. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $39.7 million against the deferred tax assets as of December 31, 2009 compared to $33.2 million as of December 31, 2008. As required by the Accounting for Income Taxes topic in the Accounting Standards Codification (“ASC”), we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high-value shipwrecks (such as HMS Sussex) or successful admiralty proceedings regarding salvage claims to “Black Swan” high value cargo and thus a valuation allowance has been recorded as of December 31, 2009. We anticipate that we will continue to incur net losses in 2010. Our ability to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks and our ability to generate expedition charter revenue. Our current estimates do not include monetizing any assets from the “Black Swan” or HMS Victory projects in 2010. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(Dollars in thousands)	2009	2008
Summary of Cash Flows:
Net cash (used) by operating activities	$(12,597)	$(21,434)
Net cash (used) by investing activities	(1,650)	(1,363)
Net cash provided by financing activities	5,652	15,216

Net increase (decrease) in cash and cash equivalents	$(8,595)	$(7,581)

Beginning cash and cash equivalents	10,740	18,321

Ending cash and cash equivalents	$2,145	$10,740

Discussion of Cash Flows

Net cash used in operating activities in 2009 was $12.6 million. This amount primarily reflected an operating loss of $18.6 million offset in part by non-cash items including depreciation and amortization ($2.3 million), share-based compensation ($2.0 million), loss from equity investment ($.1 million), increase in accrued expenses ($1.4 million) and accounts payable ($.6 million), a decrease in inventory ($.6 million), accounts receivable ($.2 million) and restricted cash ($.1 million) required by our credit facility and building mortgage with Fifth Third Bank. Net cash used in operating activities in 2008 was $21.4 million. This amount primarily reflected an operating loss of $24.8 million offset in part by non-cash items including depreciation and amortization ($2.6 million) and share based compensation ($1.8 million), a decrease in accrued expenses ($1.4 million) and inventory ($.6 million) and an increase in restricted cash ($.8 million) required by our credit facility and building mortgage with Fifth Third Bank.

Cash flows used in investing activities were $1.6 million and $1.4 million for the twelve months in 2009 and 2008, respectively. Cash used in investing activities in 2009 included the purchase of $.8 million of vessel-related property and equipment, $.3 million of capitalized maintenance for major overhaul of the Ocean Alert tail shaft, and $.5 million for our equity investment in SMM Project LLC to pursue opportunities in the exploration of deep-ocean gold and copper deposits. Cash used in investing activities in 2008 primarily reflected purchase of property and equipment, which included capitalized maintenance for major engine repairs and upgrades to the Ocean Alert ($.5 million), the purchase of a building (used primarily as a conservation lab and storage facility) for $1.0 million of which we financed $.8 million (net $.2 million), and $.6 million for property and equipment primarily vessel-related.

Cash flows provided by financing activities for 2009 were $5.7 million which primarily included $5.9 million from the issuance of common stock and exercise of warrants offset by loan repayments of $.2 million. Cash flows provided by financing activities for 2008 were $15.2 million which included $10.8 million from the issuance of common stock and exercise of warrants, $10.0 million from loan proceeds which included $7.5 million from our bank credit facility and $2.5 million from refinancing our corporate office building with Fifth Third Bank, offset by loan repayments of $5.6 million which included $2.5 million repayment on our bank credit facility and $3.1 million for a prior mortgage and equipment loan.

General Discussion 2009

At December 31, 2009, we had cash and cash equivalents of $2.1 million, a decrease of $8.6 million from the December 31, 2008 balance of $10.7 million.

Equity-Related

On January 23, 2009, we received $.8 million from the exercise of warrants to purchase 197,600 shares of preferred stock at a price of $4.00 per share. On January 28, 2009, we issued 250,000 shares of common stock to one accredited investor upon conversion of 250,000 shares of Series D Convertible Preferred Stock.

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

On October 1, 2009, we issued 700,000 shares of common stock to one institutional investor upon conversion of 700,000 outstanding shares of the Odyssey’s Series D Convertible Preferred Stock. On November 6, 2009, we filed a shelf registration statement with the SEC which was declared effective by the SEC on November 20, 2010. The shelf registration will enable us to sell common stock, preferred stock, debt securities, and/or warrants in one or more offerings up to a total dollar amount of $50,000,000.

During the quarter ended December 31, 2009, we invested $500,000 for a 25% minority interest in SMM Project, LLC. (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM recently purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in four different countries in the South Pacific. The focus will be on the exploration and monetization of gold and copper-rich Seafloor Massive Sulfide (SMS) deposits through a new business entity which will acquire the remaining interest in Bluewater. SMM will merge into this new business entity. It is anticipated that Odyssey will dedicate certain marine assets, including a ship and related marine exploration technology to the endeavor, and will own approximately 40% of the new business entity. In addition, Odyssey is expected to provide proprietary expertise and personnel management to the new entity under contract. For the year ended December 31, 2009, SMM incurred a loss of $210,116 of which $52,529 is allocable to us. This amount is shown in the income statement in Income (loss) from unconsolidated entity.

During January 2010, we entered into with certain investors individual purchase agreements pursuant to which we sold an aggregate of 4,000,000 shares of Odyssey’s common stock and warrants to purchase up to 2,400,000 shares of common stock to such investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 shares of common stock. The purchase price for each unit was $1.565. The warrants have an exercise price of $2.25 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on January 29, 2013. The net proceeds to us from the registered direct public offering, after deducting placement agent fees and its offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $6.1 million.

On February 12, 2010, we issued 500,000 shares of common stock to one institutional investor. The shares of common stock were issued upon conversion of 500,000 outstanding shares of our Series D Convertible Preferred Stock that was originally purchased in January 2007.

Robert Fraser Marine Ltd Projects

In November 2009, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Enigma” to Robert Fraser Marine Ltd and client companies of Robert Fraser & Partners LLP. Under the agreements, Odyssey furnished research related to the “Enigma” and its sinking and will provide a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contracts provided initial cash payments totaling £2.1 million (approximately $3.5 million) to Odyssey as well as additional payments upon the sale of coins or artifacts from the “Enigma” project. After repayment of salvage costs and fees, Odyssey will receive 80% of net revenue in aggregate until an additional £11.9 (approximately $20 million) has been received and then 50% in aggregate of all further net revenue.

In February 2010, we entered into a letter of intent with Robert Fraser & Partners LLP to execute a series of deep-ocean projects in 2010 based on the model of the earlier announced project code-named “Enigma.” Under the proposed structure, Odyssey will be compensated for search, survey and archaeological excavation as well as development of research files on specific shipwreck and other deep-ocean projects. Odyssey will also have a substantial interest in the back-end of each project, if any, and will be compensated for providing other services including conservation, documentation, marketing and sales of recovered cargoes and commodities. It is anticipated that a minimum of six deep-ocean projects will be initiated in 2010. Barring unforeseen circumstances, we believe these projects will generate cash of approximately $21 million in 2010.

Bank Credit Facility

We recently received a 90-day extension on the $5 million Fifth Third Bank credit facility, which was initially scheduled to terminate on February 7, 2010. We are currently in negotiations with Fifth Third Bank and expect to renew the credit facility prior to that time.

Trends and Uncertainties

Our current 2010 business plan estimates our net cash requirements for operations and capital expenditures will approximate $7 million. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2010 taking into account our recent capital raise and expected revenues from multiple sources, including projected sales and syndicated projects. Based upon current discussions with Fifth Third Bank, we expect to renew our existing credit facility before termination in May 2010. However, we cannot be assured of our ability to do so and may need to seek additional capital in 2010 to pay off our existing balance. We have experienced several years of net losses, and our current working capital position was a negative $4.9 million at year end before the $6.1 million capital raise. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take. There is no certainty we will ultimately received a salvage award from the U.S. District Court. We have also identified one of our potential high value target shipwrecks, HMS Victory. However, until we have an agreement with the U.K. government, we may not be able to begin recovery operations or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

2008 Compared to 2007

			2008 vs. 2007
(Dollars in millions)	2008	2007	$	%
Artifact sales and other	$1.7	$5.9	$(4.2)	(70)%
Exhibit	.5	.2	.2	92
Expedition charter	1.9	—	1.9	na

Total revenue	$4.1	$6.1	$(2.0)	(33)%

Cost of sales	.6	2.3	(1.7)	(72)
Operations and research	18.6	14.3	4.3	30
Marketing, general and administrative	9.8	13.3	(3.5)	(26)

Total cost and expenses	$29.1	$29.9	$(0.8)	(3)%

Revenue

Revenue is generated through the sale of coins, artifacts and merchandise, the lease of our themed attraction exhibit and beginning in the second quarter of 2008, expedition charter revenue associated with the production of a shipwreck exploration television series. Revenues for 2008 and 2007 were $4.1 million and $6.1 million, respectively, which included $1.9 million of expedition charter revenue in 2008 related to the television series. The decrease of $4.2 million in artifact sales and other revenue for 2008 is primarily due to approximately 2,500 fewer coins sold in 2008 versus the same period in 2007. Also, the sales mix in 2008 represented predominantly all silver coins while the 2007 sales mix included approximately 18% gold coins which are priced much higher than silver coins. With the SS Republic gold inventory sold out, except for a small quantity of high grade coins, we continue to develop the SS Republic silver coin products to sustain demand until we are able to offer a more diverse product line with new shipwreck products and stories.

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

Operations and research expenses primarily include all costs within Archaeology, Conservation, Research, and Marine Operations, which include all vessel operations. Operations and research expenses were $18.6 million in 2008, compared to $14.3 million in 2007. The $4.3 million increase was primarily due to increased vessel operating expenses ($2.8 million) primarily related to additional ship charters utilized to supplement our operating schedule in the “Atlas” search area while the Ocean Alert was undergoing repairs, vessel repairs and maintenance expenses ($2.1 million), offset by lower themed attraction expenses ($.6 million).

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $9.8 million in 2008 versus $13.3 million in 2007. The decrease of $3.5 million was attributable to (i) reduced marketing expenses of $1.8 million primarily related to lower advertising and commissions due to the restructure of our direct sales program with our direct marketing partner, (ii) lower employee compensation and a no bonus policy in 2008 ($1.7 million), (iii) themed attraction expense reduction of $1.2 million primarily related to accelerated depreciation of our attraction development assets associated with the reorganization of our themed attractions in 2007, and (iv) an increase of share-based compensation costs ($.6 million), and a cash separation payment and consulting fees ($.6 million) primarily due to the departure our former Chief Executive Officer in January 2008.

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

Discussion of Cash Flows

Net cash used in operating activities in 2008 was $21.4 million. This amount primarily reflected an operating loss of $24.8 million offset in part by non-cash items including depreciation and amortization ($2.6 million) and share based compensation ($1.8 million), a decrease in accrued expenses ($1.4 million) and inventory ($.6 million) and an increase in restricted cash ($.8 million) required by our credit facility and building mortgage with Fifth Third Bank. Net cash used in operating activities in 2007 was $15.1 million. Cash used in operating activities for 2007 primarily reflected an operating loss of $23.8 million, offset by depreciation of $3.5 million and share based compensation of $1.3 million, a decrease in inventory of $1.8 million and an increase in accrued expenses and accounts payable of $2.2 million. The increase in accrued expenses of $1.6 million was primarily attributable to increased accrued bonuses and compensation and Black Swan legal expenses.

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

Cash flows provided by financing activities for 2008 were $15.2 million which included $10.8 million from the issuance of common stock and exercise of warrants, $10.0 million from loan proceeds which included $7.5 million from our bank credit facility and $2.5 million from refinancing our corporate office building with Fifth Third Bank, offset by loan repayments of $5.6 million which included $2.5 million repayment on our bank credit facility and $3.1 million for a prior mortgage and equipment loan. Cash flows provided by financing activities for 2007 included $35.1 million net proceeds from the sale of common and preferred stock offset by $3.4 million revolving credit loan and mortgage repayments.

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

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. John C. Morris, a former officer and director, has indemnification extended during the term of his consulting agreement. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2009.

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

Long-Lived Assets

As of December 31, 2009, we had approximately $8.7 million of property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to reorganization of our themed attractions and the closing of our attraction in New Orleans, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements resulting in additional depreciation and amortization for the periods ended December 31, 2007 and 2006 of $928,427 and $874,434, respectively. Our focus in themed attractions will no longer be to operate and manage themed attractions, but to partner with other attraction experts in order to build the Odyssey brand and promote and grow the themed attraction concept that has already been developed.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2009. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance of $39.7 million has been recorded as of December 31, 2009. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the Black Swan project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

Artifact Inventory

The value of recovered artifacts in inventory includes the costs of recovery and conservation. The capitalized costs include direct costs of recovery such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees, depreciation and may even include fees paid to an insurer to relinquish the insurer’s claim to the recovered artifacts. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. We use historical sales, publications or available public market data to assess market value.

Contractual Obligations

At December 31, 2009, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$8,051	$5,101	$351	$2,059	$540
Interest on debt	600	208	253	119	20
Operating leases	—	—	—	—	—

Total contractual obligations	$8,651	$5,309	$604	$2,178	$560

Long-term debt represents the amount due on our existing mortgages and revolving credit facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholder to be held on June 3, 2010.

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

The information required by this Item is hereby incorporated by reference to the information under the heading “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference to the information under the heading “ Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference to the information under the heading “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the information under the heading “Independent Auditor Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a) Consolidated Financial Statements
See “Index to Consolidated Financial Statements” on page 26.

(b) Consolidated Financial Statement Schedules
See “Index to Consolidated Financial Statements” on page 26.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent auditor, Ferlita, Walsh & Gonzalez, P.A., a registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009, 2008, and 2007. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on its internal control over financial reporting.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Odyssey Marine Exploration, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey Marine Exploration and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009, 2008 and 2007, and our report dated February 26, 2010 expressed an unqualified opinion.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 26, 2010

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,145,449	$10,740,358
Restricted cash	574,266	680,468
Accounts receivable, net	246,266	468,796
Inventory	637,882	792,812
Other current assets	299,865	312,698

Total current assets	3,903,728	12,995,132

PROPERTY AND EQUIPMENT
Equipment and office fixtures	15,002,858	14,239,354
Building and land	4,491,143	4,702,173
Accumulated depreciation	(10,826,125)	(9,156,023)

Total property and equipment	8,667,876	9,785,504

OTHER ASSETS
Inventory (non-current)	5,950,475	6,400,963
Restricted cash	176,310	161,323
Investment in unconsolidated entity	447,471	—
Other long-term assets	1,110,111	1,119,539

Total other assets	7,684,367	7,681,825

Total assets	$20,255,971	$30,462,461

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$365,029	$988,406
Accrued expenses and other	3,390,450	2,166,315
Mortgage and loans payable	5,100,794	5,172,331

Total current liabilities	8,856,273	8,327,052

LONG-TERM LIABILITIES
Mortgage and loans payable	2,950,331	3,123,233
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long-term liabilities	3,837,831	4,010,733

Total liabilities	12,694,104	12,337,785

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 7,661,180 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 2,148,800 and 7,340,000 shares authorized, respectively; 1,906,400 and 6,900,000 issued and outstanding, respectively	191	690
Preferred stock series E convertible - $.0001 par value; 20 shares authorized; 13 issued and outstanding	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 59,425,947 and 52,410,248 issued and outstanding	5,943	5,241
Additional paid-in capital	114,490,556	106,425,370
Accumulated deficit	(106,934,823)	(88,306,625)

Total stockholders’ equity	7,561,867	18,124,676

Total liabilities and stockholders’ equity	$20,255,971	$30,462,461

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007
REVENUE
Artifact sales and other	$1,636,042	$1,744,488	$5,910,747
Exhibit	593,798	453,290	236,142
Expedition	2,117,625	1,907,000	—

Total revenue	4,347,465	4,104,778	6,146,889

OPERATING EXPENSES
Cost of sales	680,530	631,613	2,291,540
Operations and research	12,594,834	18,612,910	14,282,070
Marketing, general and administrative	9,426,775	9,825,392	13,333,177

Total operating expenses	22,702,139	29,069,915	29,906,787

LOSS FROM OPERATIONS	(18,354,674)	(24,965,137)	(23,759,898)

OTHER INCOME OR (EXPENSE)
Interest income	38,255	227,146	335,066
Interest expense	(334,364)	(196,409)	(475,368)
Income (loss) from unconsolidated entity	(52,529)	—	—
Other income	75,114	93,129	67,346

Total other income or (expense)	(273,524)	123,866	(72,956)

LOSS BEFORE INCOME TAXES	(18,628,198)	(24,841,271)	(23,832,854)
Income tax (provision) benefit	—	—	—

NET LOSS	$(18,628,198)	$(24,841,271)	$(23,832,854)

LOSS PER SHARE
Basic and diluted	$(.33)	$(.50)	$(.54)
Weighted average number of common shares outstanding
Basic and diluted	56,211,952	49,202,394	47,139,088

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007
Preferred Stock, Series D – Shares
At beginning of year	6,900,000	6,900,000	2,500,000
Preferred stock issued for cash	197,600	—	4,400,000
Preferred stock converted to common	(5,191,200)	—	—

At end of year	1,906,400	6,900,000	6,900,000

Preferred Stock, Series E – Shares
At beginning of year	13	13	—
Preferred stock issued for cash	—	—	13

At end of year	13	13	13

Preferred Stock, Series F – Shares
At beginning of year	—	22	—
Preferred stock converted to common stock	—	(22)	—
Preferred stock issued for cash	—	—	22

At end of year	—	—	22

Common Stock – Shares
At beginning of year	52,410,248	47,766,848	46,785,254
Common stock issued for preferred stock conversion	5,191,200	2,200,000	—
Common stock issued for cash	1,722,500	2,351,174	887,547
Common stock issued for services	101,999	92,226	94,047

At end of year	59,425,947	52,410,248	47,766,848

Preferred Stock, Series D
At beginning of year	$690	$690	$250
Preferred stock issued for cash	20	—	440
Preferred stock converted to common	(519)	—	—

At end of year	$191	$690	$690

Preferred Stock, Series E
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Preferred Stock, Series F
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$5,241	$4,777	$4,678
Common stock issued for preferred stock, Series F, conversion	519	220	—
Common stock issued for cash	172	235	90
Common stock issued for services	11	9	9

At end of year	$5,943	$5,241	$4,777

Paid-in Capital
At beginning of year	$106,425,370	$93,659,049	$55,437,954
Series D Preferred stock issued for cash	790,380	—	14,255,000
Series E Preferred stock issued for cash	—	—	6,955,000
Series F Preferred stock issued for cash	—	—	11,880,000
Common stock issued for cash	5,106,078	10,822,885	2,048,721
Share-based compensation	2,168,728	1,943,656	1,527,036
Beneficial conversion option on preferred stock, issuance	—	—	1,555,338
Common stock issued for preferred stock, Series F, conversion	—	(220)	—

At end of year	$114,490,556	$106,425,370	$93,659,049

Accumulated Deficit
At beginning of year	$(88,306,625)	$(63,465,354)	$(38,077,162)
Net loss	(18,628,198)	(24,841,271)	(23,832,854)
Beneficial conversion option on preferred stock issuance	—	—	(1,555,338)

At end of year	(106,934,823)	(88,306,625)	(63,465,354)

Total stockholders’ equity	$7,561,867	$18,124,676	$30,199,162

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,628,198)	$(24,841,271)	$(23,832,854)
Adjustments to reconcile net loss to net cash used by operating activity:
Financing costs	—	73,294	—
Share based compensation	2,027,340	1,846,341	1,337,650
Depreciation	2,276,353	2,617,809	3,535,852
Loss from unconsolidated entity	52,529	—	—
(Gain) Loss on disposal of equipment	—	78,060	18,576
(Increase) decrease in:
Restricted cash	91,215	(841,791)	—
Accounts receivable	222,530	116,255	(141,528)
Inventory	605,418	577,871	1,844,591
Other assets	13,518	108,505	(21,956)
Increase (decrease) in:
Accounts payable	(623,377)	212,028	277,896
Accrued expenses and other	1,365,532	(1,380,711)	1,874,681

NET CASH (USED) IN OPERATING ACTIVITIES	(12,597,140)	(21,433,610)	(15,107,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and improvements	(1,149,981)	(1,375,461)	(679,874)
Investment in unconsolidated entity	(500,000)	—	—
Proceeds from sale of equipment	—	12,000	—

NET CASH (USED) IN INVESTING ACTIVITIES	(1,649,981)	(1,363,461)	(679,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,106,250	10,823,120	2,049,250
Proceeds from issuance of loan payable	—	10,040,500	—
Proceeds from issuance of preferred stock	—	—	33,135,000
Proceeds from warrants exercise	790,400	—	—
Broker commissions and fees on private offering	—	—	(45,000)
Repayment of mortgage and loans payable	(244,438)	(5,647,540)	(3,446,777)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,652,212	15,216,080	31,692,473

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,594,909)	(7,580,991)	15,905,507
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,740,358	18,321,349	2,415,842

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,145,449	$10,740,358	$18,321,349

SUPPLEMENTARY INFORMATION:
Interest paid	$338,283	$176,892	$471,943
Income taxes paid	$—	$—	$—

NON-CASH TRANSACTIONS:
Settlement of outstanding debt with line of credit	$—	$3,018,310	$—
Compensation paid by common stock	$117,804	$165,051	$349,395
Building and equipment purchased with financing	$—	$779,000	$—

Summary of Significant Non-Cash Transactions

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Odyssey Marine, Inc., Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc. and Odyssey Marine Entertainment, Inc. All significant inter-company transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. We have evaluated subsequent events for recognition or disclosure through March 9, 2010.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years 2009, 2008, and 2007 was $163,537, $21,000 and $1,321,000, respectively.

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

Inventory

Our inventory consists of artifacts recovered from the SS Republic shipwreck, general branded merchandise and related packaging material. The value of recovered artifacts in inventory includes the costs of recovery and conservation. The recovery costs also include the fee paid to an insurer to relinquish the insurer’s claim to the artifacts recovered from the shipwreck. The capitalized costs include direct costs of recovery such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. We use historical sales, publications or available public market data to assess market value.

The packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the Accounting Standards Codification (“ASC”) topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to reorganization of our themed attraction segment and the closing of our attraction in the New Orleans in 2007, we accelerated the estimated useful lives of certain fixed assets and leasehold improvements resulting in additional depreciation and amortization for the period ended December 31, 2007 of $928,427.

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At December 31, 2009, we did not own United States Treasury Bills with a maturity greater than three months.

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

At December 31, 2009, 2008 and 2007 weighted average common shares outstanding were 56,211,952, 49,202,394 and 47,139,088, respectively. For the periods ending December 31, 2009, 2008 and 2007 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2009	2008	2007
Average market price during the period	$2.48	$4.51	$5.09

In the money potential common shares excluded	—	465,229	723,091

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2009	2008	2007
Out of the money options and warrants excluded:

Stock Options with an exercise price of $2.50 per share	33,000	—	—
Stock Options with an exercise price of $3.50 per share	1,417,916	—	—
Stock Options with an exercise price of $3.51 per share	1,003,170	—	—
Stock Options with an exercise price of $3.53 per share	212,500	—	—
Stock Options with an exercise price of $4.00 per share	315,250	—	—
Stock Options with an exercise price of $5.00 per share	650,000	955,000	—
Stock Options with an exercise price of $7.00 per share	100,000	100,000	100,000
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	3,831,836	1,155,000	200,000

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on as as-if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2009	2008	2007

Weighted average potential common shares from Preferred Stock excluded from computation of diluted earnings per share	3,204,447	8,200,000	6,410,209

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007
Net loss	$(18,628,198)	$(24,841,271)	$(23,832,854)
Beneficial conversion option on preferred stock issuance	—	—	(1,555,338)

Numerator, basic and diluted net loss available to stockholders	$(18,628,198)	$(24,841,271)	$(25,388,192)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	56,211,952	49,202,394	47,139,088

Shares used in computation – diluted:
Weighted average common shares outstanding	56,211,952	49,202,394	47,139,088
Dilutive effect of options and warrants outstanding	—	—	—

Shares used in computing diluted net loss per share	56,211,952	49,202,394	47,139,088

Net loss per share – basic and diluted	$(0.33)	$(0.50)	$(0.54)

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109, on January 1, 2007 which is incorporated in the Accounting for Income Taxes topic in the ASC. (See NOTE P)

Segment reporting

The ASC topic for Segment Reporting requires segment reporting when certain conditions are achieved. We previously reported our themed attractions as a segment. Since January 1, 2008, we no longer have a reportable segment.

Stock-based compensation

Our stock-based compensation is recorded in accordance with the ASC topic for Share-Based Payments. We follow the “modified prospective” method as described in the FAS No. 123R which was adopted by the ASC whereby the fair value of compensation cost is valued using the Black-Scholes method and recognized for all share-based awards granted after December 31, 2005. (See NOTE O)

Reclassifications

Certain balance sheet amounts for the fiscal year ended December 31, 2008 have been reclassified to conform to the presentation of the December 31, 2009 amounts. The reclassifications have no effect on net income for the fiscal years ended December 31, 2009 and 2008.

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution through December 31, 2013. At December 31, 2009, our uninsured cash balance was approximately $2,600,000.

Our revolving credit facility and primary mortgage bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on both of these debt instruments are equal to prime plus basis points as described in NOTE K. An increase in the prime rate could have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE C – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. At December 31, 2009, we did not own any United States Treasury Bills with a maturity of ninety days or longer.

NOTE D – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008, $500,000 was deposited into an interest-bearing account from which interest payments will be made for the first one-year period. Upon the anniversary of the facility, we deposited into the account an amount sufficient to ensure a balance of $500,000 for interest payments during the subsequent year of the facility. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at December 31, 2009 is $344,941.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments will be made for the first one-year period. On each anniversary of the mortgage, we deposited or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments during the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at December 31, 2009 is $405,635.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable consists predominantly of trade accounts receivable resulting from customer sales as well as other miscellaneous items. The trade accounts receivable portions at December 31, 2009 and 2008 are $246,266 and $468,796, respectively. For the period ended December 31, 2008, we were due a miscellaneous fuel credit reimbursement of $173,299 from a vendor.

NOTE F – INVENTORY

Our inventory consists of the following:

	2009	2008
Artifacts	$6,317,383	$6,874,394
Packaging	235,045	319,381
Merchandise	519,636	598,273
Merchandise reserve	(483,707)	(598,273)

Total Inventory	$6,588,357	$7,193,775

Based on our estimates of the timing of future sales, $5,950,475 and $6,400,963 of artifact inventory for the fiscal years ended 2009 and 2008 were classified as non-current.

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

NOTE G – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2009	2008
Advances	$—	$17,037
Prepaid expenses	287,358	287,655
Deposits	12,507	8,006

Total other current assets	$299,865	$312,698

For the period ended December 31, 2009, prepaid expenses consist of $227,354 of prepaid insurance premiums and $60,004 of other operating prepaid costs. For the period ended December 31, 2008, prepaid expenses consist of $207,864 of prepaid insurance premiums and $79,791 of other operating prepaid costs. All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Class	2009	2008
Building, improvements and land	$4,491,143	$4,702,174
Computers and peripherals	664,881	694,666
Furniture and office equipment	902,500	933,089
Vessels and equipment	11,713,823	10,889,944
Exhibits and related	1,721,654	1,721,654

	19,494,001	18,941,527
Less: Accumulated depreciation	(10,826,125)	(9,156,023)

Property and equipment, net	$8,667,876	$9,785,504

NOTE I – OTHER LONG-TERM ASSETS

Other long term assets consist of the following:

	2009	2008
Artifacts	$559,777	$560,462
Deposits	541,590	541,590
Image use rights, net	8,744	17,487

Total other long-term assets	$1,110,111	$1,119,539

The artifact balances for both reportable years consist of artifacts conserved specifically for the Company and are not for resale. Deposits include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for HMS Sussex as well as a $100,000 deposit to fund conservation and documentation of any artifacts recovered. These deposits are refundable from proceeds the United Kingdom would receive if HMS Sussex is discovered and its artifacts monetized. If HMS Sussex is not discovered, the Company is at risk for the expense deposit portion. Other deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. Image use rights are amounts paid to utilize, for a period up to five years, copyrighted images in our themed attractions. The amount is net of $41,456 of amortization.

NOTE J – INVESTMENT IN UNCONSOLIDATED ENTITY

During the quarter ended December 31, 2009, we invested $500,000 for a 25% minority interest in SMM Project, LLC. (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM recently purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in four different countries in the South Pacific. The focus will be on the exploration and monetization of gold and copper-rich Seafloor Massive Sulfide (SMS) deposits through a new business entity which will acquire the remaining interest in Bluewater. SMM will merge into this new business entity. It is anticipated that Odyssey will dedicate certain marine assets, including a ship and related marine exploration technology to the endeavor, and will own approximately 40% of the new business entity prior to any additional dilution that may result from additional financing. In addition, Odyssey is expected to provide proprietary expertise and personnel management to the new entity under contract.

For the year ended December 31, 2009, SMM incurred a loss of $210,116 of which $52,529 is allocable to us. This amount is shown in the income statement in Income (loss) from unconsolidated entity.

NOTE K – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2009 and 2008:

	2009	2008
Revolving credit facility	$4,927,286	$5,000,000
Mortgage payable	3,123,839	3,295,564

	$8,051,125	$8,295,564

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). We used a portion of this credit facility to pay off all amounts owed to Mercantile Bank under our prior credit facility, which has been terminated. This credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and was originally due in full February 7, 2010. The Bank has extended the due date to 90 days subsequent the original due date. Odyssey is also required to pay the Bank an unused line fee commencing in the second year of the agreement equal to 0.50% per annum of the unused portion of the credit line, payable quarterly in the second year. The line of credit is secured by a restricted cash balance (See NOTE D) as well as approximately 29,000 coins with a carrying value of $6,317,383 that were recovered from the SS Republic shipwreck, which amounts will be reduced over the term by the amount of coins sold. The borrowing base is equal to thirty percent (30%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party.

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

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related real property which has a carrying value of $1,009,615. The seller is carrying a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May. The first principal payment was made in May 2009. The interest is at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012 and is secured by the related real property.

The combined aggregate maturities of long-term debt associated with the mortgages payable are as follows:

Year Ending December 31,
2010	173,508
2011	174,804
2012	176,186
2013	2,033,911
2014	25,233
Beyond 2014	540,197

Total mortgages payable	3,123,839
Less current portion	173,508

Long-term portion	$2,950,331

See “Note S – Commitments and Contingencies.”

NOTE L – ACCRUED EXPENSES

Accrued expenses consist of following:

	2009	2008
Compensation and bonuses	$929,945	$328,026
Customer deposits on future services	1,317,453	—
Vessel operations	804,543	1,057,973
Professional services	182,867	178,321
Other operating expenses	155,642	601,995

Total accrued expenses	$3,390,450	$2,166,315

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance and port fees. Professional fees are mainly attributable to legal fees and other professional services in support of operations. Customer deposits on future services relates to revenue the Company will earn in early 2010 when the services are provided to the customer. Other operating expenses contain general items related to, but not limited to marketing, insurance and the exhibit.

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

NOTE O – STOCKHOLDERS’ EQUITY

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

Convertible Preferred Stock

We have Series D and Series E Convertible Preferred Stock issued and outstanding. Series D is convertible into common stock at a ratio of 1 to 1 while Series E is convertible at a ratio of 1 to 100,000. The liquidation preference for Series D and Series E is $3.50 and $5.35 per converted share of common, respectively. There are no other rights attached to these convertible instruments.

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

The share based compensation charged against income for the periods ended December 31, 2009, 2008 and 2007 was $2,027,340, $1,846,341 and $1,177,650, respectively.

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2009 and 2007 were $1.53 and $1.80, respectively. We did not grant stock options in the fiscal year ended December 31, 2008. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2009 and 2007:

	2009	2008	2007
Risk-free interest rate	1.1-2.0%	N/A	3.7-5.0%
Expected volatility of common stock	61-63%	N/A	60-66%
Dividend yield	0%	N/A	0%
Expected life of options	3-4 years	N/A	5-7 years

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

Additional information with respect to both plan’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,567,587	$3.26
Granted	1,560,000	$4.35
Exercised	(887,547)	$2.31
Cancelled	(319,874)	$3.61

Outstanding at December 31, 2007	2,920,166	$4.10
Granted	—	$—
Exercised	(331,174)	$2.93
Cancelled	(60,326)	$4.31

Outstanding at December 31, 2008	2,528,666	$4.25
Granted	1,546,420	$3.53
Exercised	(2,500)	$2.50
Cancelled	(340,750)	$4.86

Outstanding at December 31, 2009	3,731,836	$3.89

Options exercisable at December 31, 2007	1,412,500	$3.97

Options exercisable at December 31, 2008	1,796,793	$4.17

Options exercisable at December 31, 2009	2,669,844	$3.87

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2009, 2008 and 2007 were $0, $25,560 and $3,129,250, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2009, 2008 and 2007 were $0, $25,560 and $6,194,122, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2009, 2008 and 2007 are $4,625, $692,224 and $2,998,583, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2009, 2008 and 2007 was $1,914,702, $740,168 and $1,103,174, respectively.

As of December 31, 2009, there was $1,918,819 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 1.85 years.

The following table summarizes information about stock options outstanding at December 31, 2009:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.00 - $2.50	33,000	0.04	$2.50
$2.51 -$5.00	3,598,836	2.71	$3.82
$5.01 -$7.50	100,000	3.85	$7.00

	3,731,836	2.72	$3.89

There were 100,000 Common Stock Warrants outstanding at December 31, 2009. These warrants were issued during the quarter ended September 30, 2005 at an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested and earned based upon future performance of the program, and may not be exercised until vested and earned, therefore expense will not be recorded until the warrants are vested and earned. The warrants have a two-year exercise period commencing on the date when the warrants would be vested and earned. At December 31, 2009 these warrants have not been earned nor have they commenced with vesting.

NOTE P – INCOME TAXES

As of December 31, 2009, we had consolidated income tax net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $102,000,000. The federal NOL carryforward will expire in various years ending through the year 2029.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$36,740,657
Accrued expenses	116,774
Reserve for inventory return	171,686
Stock option expense	1,897,997
Start-up costs	108,627
Excess of book over tax depreciation	789,591
Investment – unconsolidated entity	18,645
Less: valuation allowance	(39,693,015)

150,962

Deferred tax liability:
Prepaid expenses	80,697
Property and equipment basis	70,265

150,962

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2009. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of December 31, 2009. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follow:

December 31, 2009	$39,693,015	December 31, 2008	$33,209,323
December 31, 2008	33,209,323	December 31, 2007	24,265,356

Change in valuation allowance	$6,483,692	Change in valuation allowance	$8,943,967

Income taxes for the twelve month periods ended December 31, 2009, 2008 and 2007 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008	12 Month Period Ended December 31, 2007
Expected benefit	$(6,333,587)	$(8,446,032)	$(8,103,170)
Effects of:
State income taxes net of federal benefits	(277,292)	(301,052)	(337,621)
Nondeductible expenses	17,428	15,985	14,278
Stock options exercised	4,584	(126,581)	(941,846)
Change in valuation allowance	6,483,692	8,943,967	9,407,869
Change in net operating loss	—	(898)	560,545
Inventory capitalization	—	—	(559,648)
Change in rate estimate	105,267	(86,451)	(39,270)
Other, net	(92)	1,511	(1,137)

Income tax provision (benefit)	$—	$—	$—

During the twelve-month periods ended December 31, 2009 and 2008, we recognized certain tax benefits, prior to any valuation allowances, related to stock option plans in the amount of $(4,785) and $131,041, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2006.

NOTE Q – MAJOR CUSTOMERS

During the fiscal year ended December 31, 2009, we had two customers who accounted for 48.0% and 23.7% of our total product revenue. For the fiscal year ended December 31, 2008, we had two customers who accounted for 54.1% and 15.1% of our total product revenue.

NOTE R – RESTATEMENT

During the period ended June 30, 2008, we restated the December 31, 2007 balance sheet to reflect a correction in the valuation of the beneficial conversion option related to the exchange of warrants to purchase 2.2 million shares of common stock for warrants to purchase 2.2 million shares of Series D Preferred stock and to include the valuation of embedded beneficial conversion feature associated with the January 2007 Series D Preferred Stock offering. The restated valuation resulted in an additional discount of $1,217,840 reflected as an increase in additional paid-in capital and accumulated deficit. The 2007 net loss per share, basic and diluted, increased by $.03 per share. The following table reflects the restatement at December 31, 2007:

	Paid-in capital	Accumulated deficit	Net result due to adjustment
Originally reported	$92,441,209	$(62,247,514)	$30,193,695
Adjustment	$1,217,840	$(1,217,840)	$—

Restated	$93,659,049	$(63,465,354)	$30,193,695

NOTE S – COMMITMENTS AND CONTINGENCIES

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

In addition, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a predefined search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest from the subcontractor through a foreclosure sale (see NOTE N).

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

Other commitments and contingencies

At December 31, 2009, the Company’s future contractual obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2010	2011	2012	2013	2014	More than 5 years
Debt	$8,051,125	$5,100,794	$174,804	$176,186	$2,033,911	$25,233	$540,197
Interest on debt	599,474	207,724	130,651	122,609	83,458	35,733	19,299

Total contractual obligations	$8,650,599	$5,308,518	$305,455	$298,795	$2,117,369	$60,966	$559,496

Long term debt represents amounts due on our existing mortgages for our office building and conservation lab.

See “NOTE K – Mortgage and Loans Payable.”

Trends and Uncertainties

Our current 2010 business plan estimates our net cash requirements for operations and capital expenditures will approximate $7 million. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2010 taking into account our recent capital raise and expected revenues from multiple sources, including projected sales and syndicated projects. Based upon current discussions with Fifth Third Bank, we expect to renew our existing credit facility before termination in May 2010. However, we cannot be assured of our ability to do so and may need to seek additional capital in 2010 to pay off our existing balance. We have experienced several years of net losses, and our current working capital position was a negative $4.9 million at year end before the $6.1 million capital raise. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo until we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take. There is no certainty we will ultimately received a salvage award from the U.S. District Court. We have also identified one of our potential high value target shipwrecks, HMS Victory. However, until we have an agreement with the U.K. government, we may not be able to begin recovery operations or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE T – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE U – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2009 and 2008. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2009 Quarter Ending

	March 31	June 30	September 30	December 31
Revenue – net	$606,702	$426,665	$845,388	$2,468,710
Gross profit	411,581	301,051	617,703	2,336,600
Net loss	(5,268,991)	(5,006,070)	(4,396,252)	(3,956,885)
Basic and diluted net income per share	$(0.10)	$(0.09)	$(0.07)	$(0.07)

	Fiscal Year Ended December 31, 2008 Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$281,029	$1,120,553	$2,218,926	$484,270
Gross profit	187,909	886,924	2,041,823	356,918
Net loss	(6,781,061)	(5,439,679)	(6,548,684)	(6,071,847)
Basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.13)	$(0.12)

NOTE V – SUBSEQUENT EVENTS

During January 2010, we entered into with certain investors individual purchase agreements pursuant to which we sold an aggregate of 4,000,000 shares of Odyssey’s common stock and warrants to purchase up to 2,400,000 shares of common stock to such investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 shares of common stock. The purchase price for each unit was $1.565. The warrants have an exercise price of $2.25 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on January 29, 2013. The net proceeds to us from the registered direct public offering, after deducting placement agent fees and its offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $6.1 million.

On March 5, 2010, we entered into a four-year charter agreement for a vessel that we plan to use for subsea mineral mining exploration in the South Pacific beginning in the second quarter of 2010. The vessel charter includes a day rate of £7,000 GBP which is subject to an increase in the third and fourth years based on the average increase in the United Kingdom Consumer Price Index in the first two years. At current foreign exchange rates, the charter rate equates to approximately $10,500 per day and $4.0 million annually. The Company can terminate the charter with a ninety day notice and a termination fee of £630,000 GBP (approximately $950,000). The termination fee can be eliminated or reduced if the vessel is chartered to a third party prior to the end of the termination period.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2007, 2008 and 2009

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred recovery cost reserve
2007	—	2,002,945	—	—	2,002,945
2008	2,002,945	355,118	—	—	2,358,063
2009	2,358,063	170,217	—	—	2,528,280

Inventory reserve
2007	(1,784)	560,882	—	—	559,098
2008	559,098	39,175	—	—	598,273
2009	598,273	—	—	114,566	483,707

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 9, 2010	By:	/S/ GREGORY P. STEMM
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ GREGORY P. STEMM	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2010
Gregory P. Stemm

/S/ MICHAEL J. HOLMES	Chief Financial Officer (Principal Financial Officer)	March 9, 2010
Michael J. Holmes

/S/ MARK D. GORDON	President and Chief Operating Officer	March 9, 2010
Mark D. Gordon

/S/ JAY A. NUDI	Controller (Principal Accounting Officer)	March 9, 2010
Jay A. Nudi

/S/ DAVID J. BEDERMAN	Lead Director	March 9, 2010
David J. Bederman

/S/ DAVID J. SAUL	Director	March 9, 2010
David J. Saul

/S/ BRADFORD B. BAKER	Director	March 9, 2010
Bradford B. Baker

/S/ JON D. SAWYER	Director	March 9, 2010
Jon D. Sawyer

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated February 28, 2001)

3.4	Amended Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated September 19, 2002)

3.5	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 13, 2006)

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated January 22, 2007)

3.7	Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated September 14, 2007)

3.8	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated September 14, 2007)

3.9	Certificate of Designation of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated December 18, 2007)

3.10	Certificate of Withdrawal of Certificate of Designation of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 2, 2009)

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

4.2	Warrant to Purchase Series D Convertible Preferred Stock (D1) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

4.3	Warrant to Purchase Series D Convertible Preferred Stock (D2) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed January 26, 2010)

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

10.2	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.3	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.4	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

10.5	Series D Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

10.6	Series E Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 14, 2007)

10.7	Series F Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated December 21, 2007)

10.8	Transition Agreement – Departing Chief Executive Officer (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2007)

10.9	Revolving Credit Loan and Security Agreement with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 8, 2008)

Exhibit Number	Description

10.10	Revolving Credit Note with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated February 8, 2008)

10.11	Loan Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.12	Commercial Promissory Note with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.13	Mortgage and Security Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.14	Expedition Agreement with JWM Productions LLC dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 11, 2008)

10.15	Stock Purchase Agreement dated August 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 19, 2008)

10.16	Stock Purchase Agreement dated May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 26, 2009)

10.17	Sale of Research File Relating to Project Enigma (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2009)

10.18	Uniform Time Charter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2009)

10.19	Enigma Completion Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2009)

10.20	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 26, 2010)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

23.1	Consent of Ferlita, Walsh & Gonzalez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)