Form 10-Q
period 2010-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2010-05-07
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of May 6, 2010, was 66,770,926.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,924,959	$2,145,449
Restricted cash	526,818	574,266
Accounts receivable, net	1,322,933	246,266
Inventory	627,483	637,882
Other current assets	301,982	299,865

Total current assets	5,704,175	3,903,728

PROPERTY AND EQUIPMENT
Equipment and office fixtures	15,398,437	15,002,858
Building and land	4,491,143	4,491,143
Accumulated depreciation	(11,354,133)	(10,826,125)

Total property and equipment, net	8,535,447	8,667,876

NON-CURRENT ASSETS
Restricted cash	121,969	176,310
Inventory	5,914,180	5,950,475
Investment in unconsolidated entity	386,563	447,471
Other non-current assets	1,107,925	1,110,111

Total other assets	7,530,637	7,684,367

Total assets	$21,770,259	$20,255,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$641,918	$365,029
Accrued expenses and other	761,126	3,390,450
Mortgage and loans payable	5,101,110	5,100,794

Total current liabilities	6,504,154	8,856,273

NON-CURRENT LIABILITIES
Mortgage and loans payable	2,913,007	2,950,331
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long-term liabilities	3,800,507	3,837,831

Total liabilities	10,304,661	12,694,104

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 8,761,180 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 1,048,800 and 2,148,800 shares authorized at March 31, 2010 and December 31, 2009, respectively; 806,400 and 1,906,400 issued and outstanding, respectively	81	191
Preferred stock series E convertible - $.0001 par value; 20 shares authorized; 13 shares issued and outstanding	—	—
Preferred stock series F convertible - $.0001 par value; 0 and 8 shares authorized at March 31, 2010 and December 31, 2009, respectively: none outstanding	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 64,870,926 and 59,425,947 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	6,487	5,943
Additional paid-in capital	121,512,604	114,490,556
Accumulated deficit	(110,053,574)	(106,934,823)

Total stockholders’ equity	11,465,598	7,561,867

Total liabilities and stockholders’ equity	$21,770,259	$20,255,971

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2010	March 31, 2009
REVENUE
Artifact sales and other	$92,051	$399,118
Exhibit	60,000	151,554
Expedition	2,776,374	56,030

Total revenue	2,928,425	606,702

OPERATING EXPENSES
Cost of sales – artifacts and other	44,645	195,121
Marketing, general and administrative	2,267,477	2,653,609
Operations and research	3,609,407	2,977,387

Total operating expenses	5,921,529	5,826,117

LOSS FROM OPERATIONS	(2,993,104)	(5,219,415)

OTHER INCOME (EXPENSE)
Interest income	1,502	20,404
Interest expense	(81,709)	(89,351)
Income (loss) from unconsolidated entity	(60,908)	—
Other	15,469	19,371

Total other income (expense)	(125,646)	(49,576)

LOSS BEFORE INCOME TAXES	(3,118,750)	(5,268,991)
Income tax benefit (provision)	—	—

NET LOSS	$(3,118,750)	$(5,268,991)

NET LOSS PER SHARE
Basic and diluted	$(.05)	$(.10)

Weighted average number of common shares outstanding Basic and diluted	62,774,721	52,588,536

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,118,750)	$(5,268,991)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	530,193	597,982
Loss from unconsolidated entity	60,908	—
Share-based compensation	468,774	813,705
(Increase) decrease in:
Restricted cash	101,789	22,286
Accounts receivable	(1,076,667)	(2,154)
Inventory	46,694	179,898
Other assets	(2,117)	(15,165)
Increase (decrease) in:
Accounts payable	276,889	(512,134)
Accrued expenses and other	(2,132,360)	(602,529)

NET CASH (USED) BY OPERATING ACTIVITIES	(4,844,647)	(4,787,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(395,581)	(12,975)

NET CASH (USED) BY INVESTING ACTIVITIES	(395,581)	(12,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,243,000	6,250
Fees on private offering	(186,254)	—
Proceeds from issuance of preferred stock	—	790,400
Repayment of mortgage and loans payable	(37,008)	(36,720)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,019,738	759,930

NET INCREASE (DECREASE) IN CASH	779,510	(4,040,147)

CASH AT BEGINNING OF PERIOD	2,145,449	10,740,358

CASH AT END OF PERIOD	$2,924,959	$6,700,211

SUPPLEMENTARY INFORMATION:
Interest paid	$81,795	$85,811
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Prior period accrued compensation paid by equity instruments	$496,964	$117,803

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2010, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Inventory

Our inventory consists mainly of artifacts recovered from the SS Republic shipwreck as well as general branded merchandise and related packaging material. The value of recovered artifacts in inventory includes the costs of recovery and conservation. Costs of recovery include direct operating costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions and supplies, port fees and depreciation. The SS Republic recovery costs also include the fee paid to an insurer to relinquish the insurer’s claim to the artifacts recovered from the shipwreck. Conservation costs include fees paid to conservators for cleaning and preparing the artifacts for sale. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2010, we did not own securities with a maturity greater than three months.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives, which are normally between three and ten years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Major overhaul items (such as engines or generators) that enhance or extend the useful life of vessel related assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever is shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualify to be capitalized and depreciated over the period of time until the next scheduled planned major maintenance for that item. All other repairs and maintenance are accounted for under the direct-expensing method and are expensed when incurred.

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

At March 31, 2010 and 2009, weighted average common shares outstanding year-to-date was 62,774,721 and 52,588,536, respectively. For the periods ended March 31, 2010 and 2009, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2010	March 31, 2009
Average market price during the period	$1.40	$3.56

In the money potential common shares excluded	—	206,442

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
	March 31, 2010	March 31, 2009
Out of the money options and warrants excluded:
Stock options with an exercise price of $3.50 per share	1,412,916	—
Stock options with an exercise price of $3.51 per share	1,003,170	—
Stock options with an exercise price of $3.53 per share	211,900	—
Stock options with an exercise price of $4.00 per share	97,500	270,250
Stock options with an exercise price of $5.00 per share	650,000	705,000
Stock options with an exercise price of $7.00 per share	100,000	100,000
Warrants with an exercise price of $2.25 per share	2,400,000	—
Warrants with an exercise price of $5.25 per share	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	5,975,486	1,175,250

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted EPS were excluded from potential common shares as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Potential common shares from Preferred Stock excluded from EPS	2,106,400	8,100,631

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net loss	$(3,118,750)	$(5,268,991)

Numerator, basic and diluted net income (loss) available to stockholders	$(3,118,750)	$(5,268,991)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	62,774,721	52,588,536

Shares used in computation – diluted:
Weighted average common shares outstanding	62,774,721	52,588,536
Dilutive effect of options and warrants outstanding	—	—

Shares used in computing diluted net income per share	62,774,721	52,588,536

Net loss per share – basic	$(0.05)	$(0.10)
Net loss per share – diluted	$(0.05)	$(0.10)

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

Stock-based compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation. (See NOTE J)

NOTE C – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008 as well as the renewal entered into on April 23, 2010 (See NOTE I), a balance of $500,000 was established in an interest-bearing account from which interest payments will be made. Upon each anniversary of the facility, we deposit into the account an amount sufficient to restore the balance to $500,000 for interest payments for the following facility year. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at March 31, 2010, was $299,047.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments were made for the first one-year period. On each anniversary of the mortgage, we deposit or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at March 31, 2010, was $349,740.

NOTE D – ACCOUNTS RECEIVABLE

Of the $1,322,933 accounts receivable at March 31, 2010, $1,267,608 is charter related revenue due from the Lebanese government resulting from the search for the Ethiopian airliner ET409 which crashed in the Mediterranean Sea. The remaining balance at March 31, 2010 is trade receivables. The balance of $246,266 at March 31, 2009 is all trade receivables.

NOTE E - INVENTORY

Our inventory consisted of the following:

	March 31, 2010	December 31, 2009

Artifacts	$6,283,589	$6,317,383
Packaging	229,342	235,045
Merchandise	512,439	519,636
Merchandise reserve	(483,707)	(483,707)

Total inventory	$6,541,663	$6,588,357

Of these amounts, $5,914,180 and $5,950,475 is classified as non-current as of March 31, 2010 and December 31, 2009, respectively.

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

NOTE F – INVESTMENT IN UNCONSOLIDATED ENTITY

During the quarter ended December 31, 2009, we invested $500,000 for a 25% interest in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. The focus will be on the exploration and monetization of gold and copper-rich Seafloor Massive Sulfide (SMS) deposits through a new business entity, Dorado Ocean Resources (DOR), which will acquire the remaining interest in Bluewater. SMM will merge into DOR. It is anticipated that Odyssey will dedicate certain marine assets, including a ship and related marine exploration technology, to the endeavor, and will own approximately 41% of DOR prior to any additional dilution that may result from additional financing. In addition, Odyssey is expected to provide proprietary expertise and personnel management to the new entity under contract.

For the three-month period ended March 31, 2010, SMM incurred a loss of $243,633 of which $60,908 is allocable to us. This amount is shown in the income statement in Income (loss) from unconsolidated entity.

NOTE G - INCOME TAXES

As March 31, 2010, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $104 million. The NOL will expire in various years ending through the year 2030.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$37,659,955
Accrued expenses	94,399
Reserve for inventory	171,015
Start-up costs	108,203
Excess of book over tax depreciation	873,194
Stock option expense	2,056,322
Investment in unconsolidated entity	40,106
Less: valuation allowance	(40,853,608)

$149,586

Deferred tax liability:
Property and equipment basis	$69,990
Prepaid expenses	79,596

$149,586

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at March 31, 2010. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as March 31, 2010. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to monetize the recovered cargo unless and until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

March 31, 2010	$40,853,608
December 31, 2009	39,693,015

Change in valuation allowance	$1,160,593

Income taxes for the three-month periods ended March 31, 2010 and 2009 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	March 31, 2010	March 31, 2009
Expected (benefit)	$(1,060,376)	$(1,795,310)
State income taxes net of federal benefits	(42,136)	(63,157)
Nondeductible expense	3,202	2,924
Stock options exercised	—	(224)
Change in valuation allowance	1,160,593	1,855,767
Effects of:
Change in apportionment estimate	(61,763)	—
Other, net	480	—

	$—	$—

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2007.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management is currently not aware of any claims or suits that will have a material adverse impact on its financial position or its results of operations.

Trends and Uncertainties

Our 2010 business plan estimates our net cash requirements for operations and capital expenditures will approximate $7 million. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2010 taking into account our January capital raise and expected revenues from multiple sources, including projected sales and syndicated projects, and our recent renewal of our bank credit facility. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take. At this point, there is no way to estimate the likelihood of receiving a salvage award from the U.S. District Court. We have also identified one of our potential high value target shipwrecks, HMS Victory. However, until we have an agreement with the U.K. government, we may not be able to begin recovery operations or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Revolving credit facility	$4,927,286	$4,927,286
Mortgage payable	3,086,831	3,123,839

	$8,014,117	$8,051,125

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). The credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and was originally due in full February 7, 2010, and a 90-day extension granted until May 7, 2010. On April 23, 2010, the Bank renewed the credit facility which is due in full on April 23, 2011. The facility requires us to pay the Bank an unused line fee equal to one-half percent (0.50%) per annum of the unused portion of the credit line. The line of credit is secured by a restricted cash balance (See NOTE C) as well as approximately 29,000 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The modified borrowing base is equal to forty percent (40%) of the eligible coin inventory calculated on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary affirmative and negative covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party.

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with the Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. The seller is carrying a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. The interest is at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012, and is also secured by the related mortgaged real property.

NOTE J – STOCKHOLDER’S EQUITY

Common Stock

On March 18, 2010, we issued 600,000 shares of common stock to one institutional investor upon conversion of 600,000 outstanding shares of our Series D Convertible Preferred Stock.

On February 12, 2010, we issued 500,000 shares of common stock to one institutional investor upon conversion of 500,000 outstanding shares of our Series D Convertible Preferred Stock.

During January 2010, we entered into individual purchase agreements with certain investors pursuant to which we sold an aggregate of 4,000,000 shares of Odyssey’s common stock and warrants to purchase up to 2,400,000 shares of common stock to such investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 shares of common stock. The purchase price for each unit was $1.565. The warrants have an exercise price of $2.25 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on January 29, 2013. The net proceeds to us from the registered direct public offering, after deducting placement agent fees and its offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $6.1 million.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2010 and 2009 was $468,774 and $813,705.

The weighted average estimated fair value of stock options granted during the three-month period ended March 31, 2009, was $1.52. We did not issue stock options in the three-month period ended March 31, 2010. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	March 31, 2010	March 31, 2009
Risk-free interest rate	—	0.08 - 0.24%
Expected volatility of common stock	—	60.1 - 61.5%
Dividend yield	—	0%
Expected life of options	—	2.6 - 4 years

NOTE K – CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution through December 31, 2013. At March 31, 2010, our uninsured cash balance was approximately $3,200,000.

Our revolving credit facility and primary mortgage bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on both of these debt instruments are equal to prime plus basis points as described in NOTE I. An increase in the prime rate could have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE L – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (FASB) issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance, which was reissued by the FASB in December 2009 as ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation,” and was adopted by the Company in the period ended December 31, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

NOTE M – SUBSEQUENT EVENTS

During April 2010, SMM was acquired by DOR through a stock exchange agreement. We were issued 450 DOR shares in exchange for our surrendered shares in SMM (See NOTE F). Additionally, we acquired 1,200 shares of DOR valued at $2 million resulting in a 41.25% ownership of DOR. Under the terms of the Share Subscription Agreement, we have the option to pay for this investment in cash or by providing marine services to DOR over a three-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Operational Update

We have numerous shipwreck projects in various stages of development around the world. In order to protect the targets of our planned search or recovery operations, in some cases we will defer disclosing specific information relating to our projects until we have located a shipwreck or targets of interest and determined a course of action to protect our property rights.

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2009. Only projects with status updates since that report was filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our owned vessels, the Odyssey Explorer and Ocean Alert, or chartered vessels to conduct operations based on availability.

“Atlas” Search Project

Between 2005 and 2009, we searched more than 4,700 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording 267 shipwrecks. The shipwrecks discovered include site “35-F,” the Marqise de Tornay, and HMS Victory (1744). Additional high-value targets are believed to be within the “Atlas” search area and search operations are currently underway in this area.

HMS Victory Project

We discovered and conducted a preliminary investigation of the shipwreck of Admiral Balchin’s HMS Victory (which sank in 1744) during our 2008 “Atlas” season. HMS Victory was the inspiration for, and direct predecessor to, Nelson’s Victory and was the mightiest and most technically advanced vessel of her age.

Odyssey has been cooperating closely with the United Kingdom (UK) Ministry of Defence (the “MOD”) on the HMS Victory project. All activities at the site, including the recovery of two bronze cannon, have been conducted in accordance with protocols agreed to by the UK Government and Royal Navy officials. The Victory discovery was announced publicly February 2, 2009. On September 18, 2009, Odyssey announced it reached an agreement with the UK Government on an 80% salvage award for the cannon recovered from the site. We have since received the cash payment as compensation under that agreement.

On March 25, 2010, the UK Ministry of Defence and the Department for Culture Media and Sport published an official consultation document at http://www.culture.gov.uk/reference_library/consultations/6773.aspx. The deadline for public submissions is June 30, 2010. Odyssey is participating in the ongoing process of consultation with the UK Government to determine what approaches should be adopted towards the wreck.

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

We recently completed the “Enigma” initial survey phase and identified eight shipwreck sites, including two sites that bear some of the characteristics of the “Enigma” shipwreck. While our preliminary analysis suggests that the sites are not likely to be the “Enigma,” our archaeologists continue to analyze the sites for clues to their identity. If further analysis of the sites or artifacts recovered reveals additional information that correlates with the “Enigma,” arrangements will be made for a more detailed examination of the sites.

In February 2010, we jointly developed plans and signed a letter of intent with Robert Fraser & Partners LLP to execute a series (at least six) of additional deep-ocean projects in 2010 similar to the model of the project code-named “Enigma.” Three projects are expected to target shipwrecks, while three or more projects will be aimed at mineral mining expeditions (see “Subsea Mineral Exploration Projects” included in this section).

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

In May 2010, Odyssey and our wholly owned subsidiary, OVH, Inc executed agreements to provide project research and shipwreck search and survey services for a project code-named “Firebrand” to client companies of Robert Fraser & Partners LLP. As part of the agreement, Odyssey furnished research related to the “Firebrand” and its sinking and will provide a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contracts provide initial cash payments totaling approximately U.S. $3.2 million to Odyssey and OVH, Inc. plus additional payments upon the sale of coins or artifacts from the “Firebrand” project. After repayment of salvage costs and fees, Odyssey and OVH, Inc. will receive 75% of net revenue in aggregate until an additional £10.5 million (approximately U.S. $15.7 million) has been received and then 50% in aggregate of all further net revenue.

Upon location of the “Firebrand” shipwreck, Odyssey will enter into additional agreements for the archaeological excavation of “Firebrand” and for the conservation and documentation of the cargo and artifacts recovered. Odyssey will also have exclusive rights to market the recovered cargo.

Odyssey expects to execute agreements for an additional shipwreck project, “Shantaram,” with clients of Robert Fraser & Partners in May 2010. Operations for both “Firebrand” and “Shantaram” will be conducted from Odyssey’s ships or a chartered vessel, depending on availability. We expect to execute agreements for mineral mining expeditions in the near future with operations commencing during the summer of 2010.

To protect the security of the search area, specific location details for “Enigma,” “Firebrand” and “Shantaram” are not being released at this time.

Subsea Mineral Mining Exploration Project

In November 2009, Odyssey acquired a 25% interest in SMM Project LLC, a company funded by a group of investors to bring together exclusive licenses and skills of world renowned deep-ocean geologist Dr. Timothy McConachy of Bluewater Metals, the deep-ocean survey and exploration expertise of Odyssey, and the offshore coring and mining expertise of Robert Goodden and Subsea Minerals.

SMM Project LLC purchased a majority interest in Bluewater Metals Pty Ltd, an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. A new business entity, Dorado Ocean Resources Ltd (“Dorado”), a limited liability company organized in Hong Kong, was formed to focus on the exploration and monetization of gold, silver, zinc and copper-rich Seafloor Massive Sulfide (SMS) deposits. In April 2010, Dorado acquired SMM Project LLC and the remaining interest in Bluewater.

Also in April 2010, we purchased 1,200 shares of Dorado, for a purchase price of U.S. $2.0 million. Under the terms of the Share Subscription Agreement, Odyssey has the option to pay for this investment in cash or by providing marine services to Dorado over a three-year period. Odyssey also exchanged its five membership units in SMM Project, LLC for 450 Dorado shares bringing Odyssey’s total ownership in Dorado to a 41.25%, non-controlling interest. Certain individuals that are currently, or have been in the past, related to Odyssey, own shares in Dorado including John Morris (90 shares), Tom Dettweiler (90 shares), Roy Truman (23 shares), Andrew Craig (45 shares) and shares are held in trust for Greg Stemm and Odyssey Marine Exploration (120 shares). In addition, Odyssey will provide proprietary expertise and personnel management to Dorado under contract, and will conduct operations to explore for deep-ocean SMS deposits in areas covered by exploration permits held by Dorado

Odyssey entered into a long-term charter agreement for a vessel scheduled to commence subsea mineral exploration in the South Pacific beginning in the second or third quarter of 2010.

Admiralty Legal Proceedings

An Admiralty arrest is a legal process in which Odyssey seeks recognition from the Court of Odyssey’s salvor-in-possession status for a specific shipwreck, site or cargo. It is the first legal step in establishing Odyssey’s rights to ownership or to a salvage award. If Odyssey is able to confirm that any entity has a potential legitimate legal claim to any materials recovered from any shipwreck site, we will provide legal notice to any and all potential claimants and pursue prompt resolutions of all claims.

“Black Swan” Arrest

We filed our notice of appeal with the Federal District Court for the Middle District of Florida and Eleventh Circuit Court of Appeals on January 15, 2010. Odyssey plans to file the appeal with the Eleventh Circuit on or before May 11, 2010. Descendant claimants in the case as well as Peru will also file appeals.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2009, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three months ended March 31, 2010, compared to three months ended March 31, 2009

Increase/(Decrease)			2010 vs. 2009
(Dollars in millions)	2010	2009	$	%
Artifact sales and other	$.1	$.4	$(.3)	(77)%
Exhibit	.1	.2	(.1)	(60)
Expedition charter	2.8	.1	2.7	4855

Total revenue	$2.9	$.6	$2.3	383%

Cost of sales	—	.2	(.2)	(77)
Operations and research	3.6	3.0	.6	21
Marketing, general and administrative	2.3	2.7	(.4)	(15)

Total cost and expenses	$5.9	$5.8	$.1	2%

The explanations that follow are for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Revenue

The increase in revenue of $2.3 million was primarily related to a $2.7 million increase in expedition charter revenue associated with the “Enigma” Robert Fraser Marine Ltd. search project ($1.5 million) and the Ethiopian Airlines Flight ET409 aircraft search project ($1.3 million). The first phase of the ET 409 project work has been completed satisfactorily. The next phase of aircraft recovery work for the insurance underwriter is expected to begin in the near future. Artifact and other sales were down $.3 million in 2010 versus 2009 primarily due to the lower quantity of silver coin sales in 2010. Exhibit revenue was down $.1 million in 2010 because Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on tour for one month in 2010 versus three months in 2009. The exhibit is currently undergoing a planned renovation before its next booking in the fourth quarter 2010.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins decreased 77% for 2010 versus 2009 primarily because of fewer coins sold in 2010. There is no cost of sales component associated with the exhibits and expedition charter revenues.

Marketing, general and administrative expenses were $2.3 million in 2010 as compared to $2.7 million in 2009. The decrease of $.4 million was primarily attributable to lower employee-related expenses which was comprised mostly of lower share-based compensation expenses in 2010.

Operations and research expenses were $3.6 million in 2010 as compared to $3.0 million in 2009. The $.6 million increase was primarily due to higher vessel operating expenses in 2010 versus 2009 primarily attributable to full operation of the Ocean Alert which was in port during the first quarter of 2009.

Liquidity and Capital Resources

(Dollars in thousands)	2010	2009
Summary of Cash Flows:
Net cash (used) by operating activities	$(4,845)	$(4,787)
Net cash (used) by investing activities	(396)	(13)
Net cash provided by financing activities	6,020	760

Net increase (decrease) in cash and cash equivalents	$780	$(4,040)

Beginning cash and cash equivalents	2,145	10,740

Ending cash and cash equivalents	$2,925	$6,700

Discussion of Cash Flows

Net cash used in operating activities for the first three months of 2010 was $4.8 million. This amount primarily reflected an operating loss of $3.1 million offset in part by non-cash items including depreciation and amortization ($.5 million), share-based compensation ($.5 million) and a loss from unconsolidated entity ($.1 million). Working capital changes also included a decrease of accrued expenses and other ($2.1 million of which $1.3 million represents recognition of unearned revenue related to project “Enigma” from 2009), an increase in accounts receivable ($1.1 million primarily reflecting the amount due from the Lebanese government), an increase in accounts payable ($.3 million) and a decrease in restricted cash ($.1 million). Net cash used in operating activities for the first three months of 2009 was $4.8 million. This amount primarily reflected an operating loss of $5.3 million offset in part by non-cash items including depreciation and amortization ($.6 million) and share based compensation ($.8 million), a decrease in accounts payable and accrued expenses ($1.1 million) and inventory ($.2 million).

Cash flows provided by financing activities for the first three months of 2010 were $6.0 million which included $6.2 million proceeds from the issuance and sale of common stock in January 2010 offset by fees related to the private offering of $.2 million. Cash flows provided by financing activities for the first three months of 2009 were $.8 million which included proceeds from the exercise of warrants to purchase preferred stock.

General Discussion 2010

At March 31, 2010, we had cash and cash equivalents of $2.9 million, an increase of $.8 million from the December 31, 2009, balance of $2.1 million.

Equity-Related

In November 2009, we invested $500,000 for a 25% interest in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. The focus will be on the exploration and monetization of gold and copper-rich Seafloor Massive Sulfide (SMS) deposits through a new business entity, Dorado Ocean Resources (DOR), which has acquired the remaining interest in Bluewater. Odyssey will dedicate certain marine assets, including a ship and related marine exploration technology, to the endeavor.

During January 2010, we entered into individual purchase agreements with certain investors pursuant to which we sold an aggregate of 4,000,000 shares of Odyssey’s common stock and warrants to purchase up to 2,400,000 shares of common stock to such investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 shares of common stock. The purchase price for each unit was $1.565. The warrants have an exercise price of $2.25 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on January 29, 2013. The net proceeds to us from the registered direct public offering, after deducting placement agent fees and its offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $6.1 million.

On February 12, 2010, we issued 500,000 shares of common stock to one institutional investor. The shares of common stock were issued upon conversion of 500,000 outstanding shares of our Series D Convertible Preferred Stock that was originally purchased in January 2007.

On March 18, 2010, we issued 600,000 shares of common stock to one institutional investor. The shares of common stock were issued upon conversion of 600,000 outstanding shares of the Odyssey’s Series D Convertible Preferred Stock which was originally purchased in May 2007.

On April 20, 2010, we issued 600,000 shares of common stock to one institutional investor. The shares of common stock were issued upon conversion of 600,000 outstanding shares of the Company’s Series D Convertible Preferred Stock which was originally purchased in May 2007.

On April 30, 2010, SMM was acquired by DOR through a stock exchange agreement. We were issued 450 DOR shares in exchange for our surrendered shares in SMM. Additionally, we invested $2 million dollars for 1,200 shares of DOR resulting in a 41.25% ownership of DOR. Under the terms of the Share Subscription Agreement, we have the option to pay for this investment in cash or by providing marine services to DOR over a three-year period.

On May 6, 2010, we issued 1,300,000 shares of common stock to one institutional investor. The shares of common stock were issued upon conversion of 13 outstanding shares of the Odyssey’s Series E Convertible Preferred Stock which was originally purchased in September 2007. The Series E Convertible Preferred Stock was convertible into 100,000 shares common for every one share of preferred. As a result of the conversion, there are no longer any shares of Series E Convertible Preferred Stock outstanding and only 206,400 Series D which are convertible to common on a one-for-one basis.

Robert Fraser Marine Ltd Projects

In November 2009, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Enigma” to Robert Fraser Marine Ltd and client companies of Robert Fraser & Partners LLP. Under the agreements, Odyssey furnished research related to the “Enigma” and its sinking, provided a research vessel, equipment and crew to search a specified area and to inspect targets in that area. The contracts provided initial cash payments totaling £2.1 million (approximately $3.5 million) to Odyssey as well as additional payments upon the sale of coins or artifacts from the “Enigma” project. After repayment of salvage costs and fees, Odyssey will receive 80% of net revenue in aggregate until an additional £11.9 (approximately $20 million) has been received and then 50% in aggregate of all further net revenue.

Odyssey and syndication partner Robert Fraser & Partners LLP have jointly developed plans and signed a letter of intent on February 4, 2010, to execute a series (at least six) of additional deep-ocean projects in 2010 similar to the model of the project code-named “Enigma.” Three projects are expected to target shipwrecks, while three or more projects will be aimed at mineral mining expeditions. Under the proposed structure, Odyssey will be compensated for search, survey and archaeological excavation as well as development of research files on specific shipwrecks and other projects. Odyssey will also receive deferred cash payments and have a substantial interest in the back-end of each project as well as being compensated for providing other services including conservation, documentation, marketing and sales of recovered cargoes. Under the proposed structure for mineral mining projects, Odyssey will be compensated for search and survey operations and development of geological research files on specific expeditions. If valuable mineral deposits are found and eventually sold, Odyssey will receive deferred cash payments and will benefit from its ownership in the mining company. Barring unforeseen circumstances, we believe these projects will generate cash of approximately $21 million in 2010.

In April 2010, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Firebrand” to Robert Fraser Marine Ltd and client companies of Robert Fraser & Partners LLP. Under the agreements, Odyssey furnished research related to the”Firebrand” and its sinking and will provide a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contracts provided initial cash payments totaling £2.1 million (approximately $3.2 million) to Odyssey as well as additional payments upon the sale of coins or artifacts from the “Firebrand” project. After repayment of salvage costs and fees, Odyssey will receive 75% of net revenue in aggregate until an additional £10.5 (approximately $16 million) has been received and then 50% in aggregate of all further net revenue.

We expect to execute another shipwreck agreement in the near future under the letter of intent code-named “Shantaram,” and another later in 2010. Also, we expect to execute agreements for mineral mining expeditions in the near future with operations commencing in June/July 2010.

Bank Credit Facility

On April 23, 2010, we renewed our $5.0 million revolving credit facility with Fifth Third Bank (the “Bank”). The original two-year $5.0 million credit facility was entered into on February 7, 2008, and a 90-day extension was granted until May 7, 2010. The renewed credit facility has a floating interest rate equal to the “Prime Rate” plus one hundred and fifty basis points (1.50%), requires monthly payments of interest only, and is due in full April 23, 2011. The Company will also be required to pay the Bank an unused line fee equal to 0.50% per annum of the unused portion of the credit line.

The line of credit will be secured by approximately 29,000 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral will be held by a custodian for the security of the Bank. The borrowing base will be equal to forty percent (40%)of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants.

Trends and Uncertainties

Our 2010 business plan estimates our net cash requirements for operations and capital expenditures will approximate $7 million. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2010 taking into account our January capital raise and expected revenues from multiple sources, including projected sales and syndicated projects, and our recent renewal of our bank credit facility. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take. At this point, there is no way to estimate the likelihood of receiving a salvage award from the U.S. District Court. We have also identified one of our potential high value target shipwrecks, HMS Victory. However, until we have an agreement with the U.K. government, we may not be able to begin recovery operations or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance, which was reissued by the FASB in December 2009 as ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation,” and was adopted by the Company in the period ended December 31, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our revolving credit facility and primary mortgage bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on both of these debt instruments are equal to prime plus basis points as described in NOTE I. An increase in the prime rate could have an adverse effect on our operating cash flows and financial condition, but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2009, with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2010, Odyssey issued 1,300,000 shares of its common stock to one institutional investor. The shares of common stock were issued upon conversion of 13 outstanding shares of the Odyssey’s Series E Convertible Preferred Stock which was originally purchased in September 2007. The Series E Convertible Preferred Stock was convertible into 100,000 shares common for every one share of preferred. In connection with the issuance, Odyssey relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated under the Securities Act. The institutional investor is an “accredited investor,” as such term is defined in Rule 501 of Regulation D. As a result of the conversion, there are no longer any shares of Series E Convertible Preferred Stock outstanding and only 206,400 Series D which are convertible to common on a one-for-one basis.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 7, 2010	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer