Form 10-Q
period 2010-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2010-08-09
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of August 5, 2010, was 66,770,926.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,426,388	$2,145,449
Restricted cash	686,558	574,266
Accounts receivable, net	1,569,186	246,266
Inventory	625,914	637,882
Other current assets	536,638	299,865

Total current assets	6,844,684	3,903,728

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,044,048	15,002,858
Building and land	4,496,140	4,491,143
Accumulated depreciation	(11,900,648)	(10,826,125)

Total property and equipment, net	8,639,540	8,667,876

NON-CURRENT ASSETS
Restricted cash	67,103	176,310
Inventory	5,843,137	5,950,475
Investment in unconsolidated entity	2,112,011	447,471
Other non-current assets	1,270,623	1,110,111

Total other assets	9,292,874	7,684,367

Total assets	$24,777,098	$20,255,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,574,201	$365,029
Accrued expenses and other	1,730,677	2,132,997
Deferred revenue	2,299,866	1,257,453
Mortgage and loans payable	5,173,907	5,100,794

Total current liabilities	10,778,651	8,856,273

NON-CURRENT LIABILITIES
Mortgage and loans payable	2,851,068	2,950,331
Subscription payable	1,816,753	—
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long-term liabilities	5,555,321	3,837,831

Total liabilities	16,333,972	12,694,104

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 9,361,193 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 448,800 and 2,148,800 shares authorized at June 30, 2010 and December 31, 2009, respectively; 206,400 and 1,906,400 shares issued and outstanding, respectively	21	191
Preferred stock series E convertible - $.0001 par value; 7 and 20 shares authorized at June 30, 2010 and December 31, 2009, respectively; Zero and 13 shares issued and outstanding at December 31, 2009	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 66,770,926 and 59,425,947 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	6,677	5,943
Additional paid-in capital	121,981,248	114,490,556
Accumulated deficit	(113,544,820)	(106,934,823)

Total stockholders’ equity	8,443,126	7,561,867

Total liabilities and stockholders’ equity	$24,777,098	$20,255,971

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUE
Artifact sales and other	$207,968	$248,741	$297,249	$647,859
Exhibit	2,500	88,244	65,000	239,799
Expedition	4,124,510	89,680	6,900,884	145,710

Total revenue	4,334,708	426,665	7,263,133	1,033,368

OPERATING EXPENSES
Cost of sales – artifacts and other	94,738	125,614	139,383	320,735
Marketing, general and administrative	2,302,807	2,188,284	4,570,285	4,841,893
Operations and research	5,055,511	3,079,871	8,664,918	6,057,258

Total operating expenses	7,453,056	5,393,769	13,374,586	11,219,886

LOSS FROM OPERATIONS	(3,118,348)	(4,967,104)	(6,111,453)	(10,186,518)

OTHER INCOME (EXPENSE)
Interest income	1,170	9,861	2,672	30,265
Interest expense	(92,286)	(77,113)	(173,995)	(166,464)
Income (loss) from unconsolidated entity	(274,552)	—	(335,460)	—
Other	(7,230)	28,286	8,239	47,657

Total other income (expense)	(372,898)	(38,966)	(498,544)	(88,542)

LOSS BEFORE INCOME TAXES	(3,491,246)	(5,006,070)	(6,609,997)	(10,275,060)
Income tax benefit (provision)	—	—	—	—

NET LOSS	$(3,491,246)	$(5,006,070)	$(6,609,997)	$(10,275,060)

NET LOSS PER SHARE
Basic and diluted	$(.05)	$(.09)	$(.10)	$(.19)

Weighted average number of common shares outstanding
Basic and diluted	66,145,651	54,196,499	64,469,498	53,396,960

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,609,997)	$(10,275,060)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,078,895	1,169,081
Loss from unconsolidated entity	335,460	—
Share-based compensation	937,548	1,215,091
(Increase) decrease in:
Restricted cash	(3,085)	126,915
Accounts receivable	(1,322,920)	(4,220)
Inventory	119,306	264,555
Other assets	(401,657)	92,404
Increase (decrease) in:
Accounts payable	1,209,172	(347,886)
Accrued expenses and other	94,643	(568,502)
Deferred revenue	1,042,413	—
Subscription payable	(182,047)	—

NET CASH (USED) BY OPERATING ACTIVITIES	(3,702,269)	(8,327,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,046,189)	(353,222)
Investment in unconsolidated entity	(1,200)	—

NET CASH (USED) BY INVESTING ACTIVITIES	(1,047,389)	(353,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,243,000	5,106,250
Fees on private offering	(186,254)	—
Proceeds from issuance of preferred stock	—	790,400
Proceeds from issuance loan payable	72,714	—
Repayment of mortgage and loans payable	(98,863)	(98,277)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,030,597	5,798,373

NET INCREASE (DECREASE) IN CASH	1,280,939	(2,882,471)

CASH AT BEGINNING OF PERIOD	2,145,449	10,740,358

CASH AT END OF PERIOD	$3,426,388	$7,857,887

SUPPLEMENTARY INFORMATION:
Interest paid	$184,294	$170,777
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Prior period accrued compensation paid by equity instruments	$496,964	$117,803
Acquired non-controlling interest of Dorado Resources, Ltd. with the assumption of a subscription payable of an equal amount (See NOTE F)	$1,998,800	$—

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2010, and the results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Shipwreck Heritage Press, LLC was organized during 2005 to publish and distribute print media. The entity does not have any current activity and has not been capitalized, and therefore, it is not consolidated.

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

Reclassifications

At December 31, 2009, a deferred revenue balance of $1,257,453 was included in the accrued expenses and other balance of $3,390,450. In the December 31, 2009 balance sheet presented, the deferred revenue balance has been reclassified into its own account to fairly present the balance sheet when compared to future periods. This reclassification has no effect on net income for the fiscal year ended December 31, 2009.

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

Inventory

Our inventory consists mainly of artifacts recovered from the SS Republic shipwreck as well as general branded merchandise and related packaging material. The value of recovered artifacts in inventory is comprised of the costs of recovery and conservation. Costs of recovery include direct operating costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions and supplies, port fees and depreciation. The SS Republic recovery costs also include the fee paid to an insurer to relinquish the insurer’s claim to the artifacts recovered from the shipwreck. Conservation costs include fees paid to conservators for cleaning and preparing the artifacts for sale. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2010, we did not own securities with a maturity greater than three months.

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

At June 30, 2010 and 2009, weighted average common shares outstanding year-to-date were 64,469,498 and 53,396,960, respectively. For the periods ended June 30, 2010 and 2009, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Average market price during the period	$1.26	$3.28	$1.33	$3.00

In-the-money potential common shares excluded	631,261	181,984	536,560	180,665

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Out of the money options and warrants excluded:

Stock options with an exercise price of $3.50 per share	1,412,916	1,417,916	1,412,916	1,417,916
Stock options with an exercise price of $3.51 per share	1,003,170	1,003,170	1,003,170	1,003,170
Stock options with an exercise price of $3.53 per share	211,900	214,300	211,900	214,300
Stock options with an exercise price of $4.00 per share	97,500	322,750	97,500	322,750
Stock options with an exercise price of $5.00 per share	650,000	700,000	650,000	700,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $2.25 per share	2,400,000	—	2,400,000	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	5,975,486	3,858,136	5,975,486	3,858,136

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted EPS were excluded from potential common shares as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Potential common shares from Preferred Stock excluded from EPS	206,400	3,902,462	206,400	3,906,400

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net loss	$(3,491,246)	$(5,006,070)	$(6,609,997)	$(10,275,060)

Numerator, basic and diluted net income (loss) available to stockholders	$(3,491,246)	$(5,006,070)	$(6,609,997)	$(10,275,060)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	66,145,651	54,196,499	64,469,498	53,396,960

Shares used in computation – diluted:
Weighted average common shares outstanding	66,145,651	54,196,499	64,469,498	53,396,960
Dilutive effect of options and warrants outstanding	—	—	—	—

Shares used in computing diluted net income per share	66,145,651	54,196,499	64,469,498	53,396,960

Net loss per share – basic	$(0.05)	$(0.09)	$(0.10)	$(0.19)
Net loss per share – diluted	$(0.05)	$(0.09)	$(0.10)	$(0.19)

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

Stock-based compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation. (See NOTE J)

NOTE C – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008 and the renewal entered into on April 23, 2010 (See NOTE I), a balance of $500,000 was established in an interest-bearing account from which interest payments will be made. Upon each anniversary of the facility, we deposit into the account an amount sufficient to restore the balance to $500,000 for interest payments for the following facility year. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at June 30, 2010, was $460,107.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments were made for the first one-year period. On each anniversary of the mortgage, we deposit or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at June 30, 2010, was $293,554.

NOTE D – ACCOUNTS RECEIVABLE

Of the $1,569,186 accounts receivable at June 30, 2010, $1,493,600 is owed according to the terms of sale of research material for the “Shantaram” project. The remaining balance at June 30, 2010 is trade receivables. The December 31, 2009 balance of $246,266 is all trade receivables.

NOTE E - INVENTORY

Our inventory consisted of the following:

	June 30, 2010	December 31, 2009
Artifacts	$6,220,230	$6,317,383
Packaging	221,731	235,045
Merchandise	509,886	519,636
Merchandise reserve	(482,796)	(483,707)

Total inventory	$6,469,051	$6,588,357

Of these amounts, $5,843,137 and $5,950,475 is classified as non-current as of June 30, 2010 and December 31, 2009, respectively.

If we secure ownership rights to the recovered artifacts from the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archaeological state. We have capitalized costs of approximately $2.5 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE F – INVESTMENT IN UNCONSOLIDATED ENTITY

During the quarter ended December 31, 2009 we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. Effective April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a stock exchange agreement. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for our surrendered units in SMM. Additionally, we acquired 1,200 shares of DOR valued at $2.0 million resulting in a 41.25% ownership of DOR prior to any additional dilution that may result from additional financing. Under the terms of the Share Subscription Agreement, we have the option to pay for this investment in cash or by providing marine services to DOR over a three-year period. The focus of DOR will be on the exploration and monetization of gold and copper-rich Seafloor Massive Sulfide (“SMS”) deposits. We will dedicate certain marine assets, including a ship and related marine exploration technology, to the endeavor on a reasonable commercial basis. In addition, Odyssey is expected to provide proprietary expertise and personnel management to the new entity under contract.

For the three- and six-month periods ended June 30, 2010, these investment entities incurred losses of $669,640 and $913,273, respectively, of which $274,552 and $335,460, respectively, is allocable to us. This amount is shown in the income statement in Income (loss) from unconsolidated entity.

NOTE G – INCOME TAXES

As of June 30, 2010, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $107 million. The NOL will expire in various years ending through the year 2030.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$38,550,031
Accrued expenses	94,112
Reserve for inventory	170,177
Start-up costs	107,876
Excess of book over tax depreciation	959,490
Stock option expense	2,215,340
Investment in unconsolidated entity	136,760
Less: valuation allowance	(42,124,561)

$109,225

Deferred tax liability:
Property and equipment basis	$69,776
Prepaid expenses	39,447

$109,225

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at June 30, 2010. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as June 30, 2010. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to monetize the recovered cargo unless and until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follows:

June 30, 2010	$42,124,561
December 31, 2009	39,693,015

Change in valuation allowance	$2,431,546

Income taxes for the six-month periods ended June 30, 2010 and 2009 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	June 30, 2010	June 30, 2009
Expected (benefit)	$(2,247,400)	$(3,493,520)
State income taxes net of federal benefits	(82,266)	(148,954)
Nondeductible expense	6,666	6,566
Stock options exercised	—	(224)
Change in valuation allowance	2,431,546	3,528,579
Effects of:
Change in apportionment estimate	(109,026)	108,391
Other, net	479	(838)

	$—	$—

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

Trends and Uncertainties

Based upon our current expectations, we believe our cash position should be sufficient to fund operating cash flows throughout the rest of 2010 taking into account our January capital raise and expected revenues from multiple sources, including projected sales and syndicated projects, commercial salvage activities, surveys and our recent renewal of our bank credit facility. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not be able to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take, and there is no way to estimate the likelihood of receiving a salvage award from the U.S. District Court. We have also identified one potential high value target shipwreck, HMS Victory. However, until we have an agreement with the U.K. government, we may not be able to begin recovery operations or monetize any potential cargo. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Revolving credit facility	$5,000,000	$4,927,286
Mortgage payable	3,024,975	3,123,839

	$8,024,975	$8,051,125

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). The credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and was originally due in full February 7, 2010, and a 90-day extension was granted until May 7, 2010. On April 23, 2010, the Bank renewed the credit facility which is due in full on April 23, 2011. The facility requires us to pay the Bank an unused line fee equal to one-half percent (0.50%) per annum of the unused portion of the credit line. The line of credit is secured by a restricted cash balance (See NOTE C) as well as approximately 28,500 coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The modified borrowing base is equal to forty percent (40%) of the eligible coin inventory calculated on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary affirmative and negative covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party.

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

NOTE J – STOCKHOLDER’S EQUITY

Common Stock

On May 6, 2010, we issued 1,300,000 shares of common stock to one institutional investor upon conversion of 13 outstanding shares of our Series D Convertible Preferred Stock.

On April 20, 2010, we issued 600,000 shares of common stock to one institutional investor upon conversion of 600,000 outstanding shares of our Series D Convertible Preferred Stock.

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

Stock-Based Compensation

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan (“the Plan”). The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that Plan but any granted and unexercised options will continue to exist until exercised or they expire. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, the stockholders approved the addition of 3,000,000 shares to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the six-month periods ended June 30, 2010 and 2009 was $937,548 and $1,215,091, respectively, and for the three month periods ended June 30 2010 and 2009 was $468,774 and $401,386, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended June 30, 2009, was $1.78. We did not issue stock options in the three-month period ended June 30, 2010. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	June 30, 2010	June 30, 2009
Risk-free interest rate	—	1.52 – 2.02%
Expected volatility of common stock	—	6.76 – 62.61%
Dividend yield	—	0%
Expected life of options	—	3 – 4.1 years

NOTE K – DEFERRED REVENUE

During the three-month period ended June 30, 2010, we entered into two marine search services contracts associated with the Robert Frasier Marine, LTD. projects. These contracts are comprised of two components: sale of research and search operations. Cash payments for the sale of research are received and recorded as revenue upon execution of the contract. Cash payments for search operations are normally 50% on contract, 40% upon arrival at the site and 10% upon completion; however, revenue is recognized over the contractual period on a daily basis when services are performed. A search operations contract is generally 125 days but may be accelerated or extended depending upon operational factors. At June 30, 2010, we have a $2,299,866 service obligation that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2009, related to another marine search services contract, we had deferred revenue of $1,257,453 which was earned in 2010. For the three-month and six-month periods ended June 30, 2010, we earned charter expedition revenue of $1,505,930 and $2,472,547, respectively, relating to these contracts.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution through December 31, 2013. On July 21, 2010, the Federal Deposit Insurance Corporation made the $250,000 insurance limit permanent. At June 30, 2010, our main financial institution participated in the Transaction Guarantee Program which provided unlimited coverage to checking deposit accounts that do not earn interest. On July 1, 2010, our main financial institution opted out of the Transaction Guarantee Program. At June 30, 2010, our uninsured cash balance was approximately $1,200,000.

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

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. Only projects with material status updates since those reports were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our vessels, the Odyssey Explorer and Ocean Alert, or chartered vessels to conduct operations based on availability.

“Atlas” Search Project

Between 2005 and 2009, we searched more than 4,700 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording 267 shipwrecks. The shipwrecks discovered include site “35-F,” the Marqise de Tornay, and HMS Victory (1744). Additional high-value targets are believed to be within the “Atlas” search area, and search operations are currently underway in this area.

HMS Victory Project

We discovered and conducted a preliminary investigation of the shipwreck of Admiral Balchin’s HMS Victory (which sank in 1744) during our 2008 “Atlas” season and we have been cooperating closely with the United Kingdom (UK) Ministry of Defence (the “MOD”) on the project. All activities at the site, including the recovery of two bronze cannon, have been conducted in accordance with protocols approved by the UK Government and Royal Navy officials. The Victory discovery was announced publicly February 2, 2009. On September 18, 2009, we announced an agreement with the UK Government on an 80% salvage award for the cannon recovered from the site. We have since received the cash payment as compensation under that agreement.

On March 25, 2010, the MOD and the Department for Culture Media and Sport published an official consultation document with a deadline for public submissions of June 30, 2010. Odyssey submitted a document to this process that included a proposal for additional archaeological work on the site.

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

Search contracts are generally 125 days but may be accelerated or extended depending upon operational factors. Cash payments are comprised of two components, sale of research and search operations. Cash payments for the sale of research are received and recorded as revenue upon execution of the contract. Cash payments for search operations are normally 50% upon execution of the contract, 40% upon arrival at the site and 10% upon completion; however, revenue is recognized over the contractual period on a daily basis when services are performed. At June 30, 2010, we have a $2.3 million service obligation that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2009, related to the “Enigma” search project, we had deferred revenue of $1.3 million which was earned in the first quarter of 2010. We expect each project will generate a cash flow up to $3.5 million.

Our initial project which began in November 2009 code-named “Enigma” was completed in March 2010. Eight target sites were identified, including two sites that had some of the characteristics of the “Enigma” shipwreck. However, our subsequent analysis indicated that the sites are not likely to be the “Enigma.”

In April 2010, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Firebrand” associated with Robert Fraser Marine, Ltd. projects. Under the agreements, Odyssey furnished research related to the “Firebrand” and its sinking and will provide a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contracts provided initial cash payments totaling £2.1 million (approximately $3.2 million) to Odyssey as well as additional payments upon the sale of coins or artifacts from the “Firebrand” project. After repayment of salvage costs and fees, Odyssey will receive 75% of net revenue in aggregate until an additional £10.5 (approximately $16 million) has been received and then 50% in aggregate of all further net revenue. We plan to commence search operations in the third quarter 2010.

In June 2010, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Shantaram” associated with Robert Fraser Marine, Ltd. projects. Under the agreements, Odyssey furnished research related to the “Shantaram” and its sinking and will provide a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contract provides cash payments totaling approximately U.S. $3.4 million representing initial cash payments of $1.7 million and additional payments of approximately $1.5 million within 30 days and $0.2 million upon project completion, plus additional payments upon the sale of coins or artifacts from the “Shantaram” project. After the re-payment of salvage costs and fees, we will receive 75% of net revenue in aggregate until an additional £11.4 million (approximately U.S. $16.7 million) has been received and then 50% in aggregate of all further net revenue. We expect the survey of the “Shantaram” search block to be completed in the third quarter. Data is currently being processed to determine which of the anomalies detected warrant further inspection with high resolution side-scan or ROV inspections.

We expect to execute another shipwreck agreement in August 2010 and search agreements for subsea mineral mining and exploration projects in the near future with operations commencing in the fall of 2010. To protect the security of the search areas, specific location details for search projects are not being released at this time.

ET 409 Project

On January 25, 2010, Ethiopian Airlines Flight ET 409 crashed into the Mediterranean Sea shortly after take-off from Beirut International Airport in Lebanon. Our search vessel, Ocean Alert, was operating near the area and had been using the Beirut port for fuel and supplies during these operations. In the weeks prior to the ET 409 crash, Odyssey management had been negotiating an agreement with the Government of Lebanon to partner in a deep-ocean project, so Lebanese officials were familiar with the capabilities of Odyssey and the Ocean Alert.

When ET 409 crashed, Lebanese authorities contacted Odyssey and asked the company to assist in the search and recovery efforts. The Alert returned to Beirut and was integrated into search operations that included the Lebanese Navy and Army, the US Navy (USS Ramage) and a German Navy ship, the Laboe.

Before the plane wreckage was discovered, the Government of Lebanon asked Odyssey to provide additional capabilities for more complex technical documentation of the site. Odyssey sent the Odyssey Explorer, which was based in the UK, to Lebanon to assist. We were paid $1.4 million for the work completed to-date by the Lebanese government. We presently have a signed agreement with the insurance company to create a photomosaic of the entire area of wreckage and debris which we are commencing in August 2010.

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

We are currently planning to begin search operations later in 2010 subject to the weather conditions in the search area.

Subsea Mineral Mining and Exploration Project

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

We will provide proprietary expertise and personnel management to Dorado under contract on a commercially reasonable basis, and will conduct operations to explore for deep-ocean SMS deposits in areas covered by exploration permits held by Dorado.

Odyssey entered into a long-term charter agreement for a vessel, the Dorado Discovery, which has been undergoing renovations and mobilization in Southeast Asia. The Dorado Discovery has recently been deployed to the South Pacific to work on subsea mineral mining and exploration projects subject to a charter agreement with Dorado. Operations are to commence in August 2010.

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

“Black Swan” Arrest

We filed our notice of appeal with the Federal District Court for the Middle District of Florida and Eleventh Circuit Court of Appeals on January 15, 2010, and filed the appeal with the Eleventh Circuit on May 11, 2010. Spain issued their reply to our appeal on July 19, 2010. Odyssey’s reply to Spain’s response is due August 19, 2010.

In its initial brief, Odyssey argued that the district court erroneously dismissed the case by using flawed legal analysis and by failing to acknowledge or understand several major aspects of the case, including the issue of sovereign immunity. The opening brief also points out several erroneous factual findings and legal conclusions made by the district court including the following:

•

The district court did not conduct an evidentiary hearing on the disputed issues of fact, unquestioningly accepting testimony presented by Spain. This was a violation of due process for all of the claimants as well as Odyssey.

•

The district court erred in failing to recognize that the Defendant in the case (an in rem proceeding) was NOT Spain or a vessel owned by Spain. The actual Defendant in the case was the group of coins and artifacts (the res in this case) discovered and recovered by Odyssey.

•

Descendant claimants have alleged to have ownership rights to the property recovered, claiming that their ancestors placed it aboard the Mercedes (the vessel alleged by Spain to have been carrying the subject cargo) for shipment. The district court completely missed their relationship to the property referring to them as “descendants of those aboard the Mercedes,” rather than the property owners.

•

Despite undisputed evidence to the contrary, the district court erroneously found that the Mercedes was not engaged in commercial activity. The majority of coins aboard the Mercedes were privately owned and commercially shipped, and the gun decks of the Mercedes had been reconfigured to accommodate paying passengers and cargo. In fact, in the aftermath of the sinking of the Mercedes, Spain went on diplomatic record to protest to the British government that the Mercedes was carrying private cargo and passengers, and therefore the British attack was an unwarranted provocation. Longstanding law, as codified in the FSIA (Foreign Sovereign Immunities Act) and the SMCA (Sunken Military Craft Act) states a vessel is NOT entitled to foreign sovereign immunity if it was engaged in commercial acts.

•

The district court also failed to recognize that under well-established admiralty law, cargo may be separated from a vessel, and the cargo may be subdivided to determine competing claims of ownership and salvage

The case is currently pending in the Eleventh Circuit Court of Appeals in Atlanta, Georgia. All of Odyssey’s significant filings to date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

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

Three months ended June 30, 2010, compared to three months ended June 30, 2009

Increase/(Decrease) (Dollars in millions)			2010 vs. 2009
	2010	2009	$	%
Artifact sales and other	$.2	$.2	$—	(18)%
Exhibit	—	.1	(.1)	(94)
Expedition charter	4.1	.1	4.0	4,499

Total revenue	$4.3	$.4	$3.9	916%

Cost of sales	.1	.1	—	(25)
Operations and research	5.1	3.1	2.0	64
Marketing, general and administrative	2.3	2.2	.1	5

Total cost and expenses	$7.5	$5.4	$2.1	38%

The explanations that follow are for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Revenue

The increase in revenue of $3.9 million was primarily related to a $4.0 million increase in expedition charter revenue primarily associated with the “Firebrand” ($1.4 million) and “Shantaram” ($2.6 million) projects. Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was not open in the second quarter 2010 as it is currently undergoing a planned renovation before its next run that begins in the fourth quarter 2010.

Costs and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins decreased 25% for 2010 versus 2009 primarily because of fewer coins sold in 2010. There is no cost of sales component associated with the exhibits and expedition charter revenues.

Operations and research expenses were $5.1 million in 2010 as compared to $3.1 million in 2009. The $2.0 million increase was due to higher vessel and employee-related expenses in 2010 versus 2009 primarily attributable to the volume of projects underway and the addition of our two chartered vessels. The Dorado Discovery has been undergoing renovations and mobilization in Southeast Asia and has recently been deployed to the South Pacific to work on subsea mineral mining and exploration projects subject to a charter agreement with Dorado. Our second chartered vessel was deployed during the second quarter 2010 to work on the “Shantaram” project.

Marketing, general and administrative expenses were $2.3 million in 2010 as compared to $2.2 million in 2009. The increase of $.1 million was primarily attributable to higher share-based compensation and professional services expenses.

Six months ended June 30, 2010, compared to six months ended June 30, 2009

Increase/(Decrease) (Dollars in millions)			2010 vs. 2009
	2010	2009	$	%
Artifact sales and other	$.3	$.6	$(.3)	(54)%
Exhibit	.1	.2	(.2)	(73)
Expedition charter	6.9	.1	6.8	4,636

Total revenue	$7.3	$1.0	$6.2	603%

Cost of sales	.1	.3	(.2)	(57)
Operations and research	8.7	6.1	2.6	43
Marketing, general and administrative	4.6	4.8	(.3)	(6)

Total cost and expenses	$13.4	$11.2	$2.2	19%

The explanations that follow are for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Revenue

The increase in revenue of $6.2 million was primarily related to a $6.8 million increase in expedition charter revenue associated with search projects including “Enigma” ($1.5 million), “Firebrand” ($1.4 million), “Shantaram” ($2.6 million) and the search for the Ethiopian Airlines Flight ET 409 aircraft wreckage site ($1.4 million). The first phase of the ET 409 project work has been completed satisfactorily. We currently have a firm proposal with the insurance company to create a photomosaic of the entire area of wreckage and debris which we expect to commence in August 2010. Artifact and other sales decreased $.3 million in 2010 versus 2009. Exhibit revenue decreased $.1 million in 2010 because Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on tour for one month in 2010 versus three months in 2009. The shortened tour is because the exhibit is currently undergoing a planned renovation before its next booking in the fourth quarter 2010.

Costs and Expenses

Cost of sales for coins decreased 57% for 2010 versus 2009 primarily because of fewer coins sold in 2010. There is no cost of sales component associated with the exhibits and expedition charter revenues.

Operations and research expenses were $8.7 million in 2010 as compared to $6.1 million in 2009. The $2.6 million increase was primarily due to higher vessel and employee-related expenses due to additional operations in 2010 versus 2009 attributable to our two chartered vessels ($2.3 million) and additional costs of the Ocean Alert working on the Ethiopian aircraft search project ($.3 million). The Dorado Discovery has been undergoing renovations and mobilization in Southeast Asia and has recently been deployed to the South Pacific to work on subsea mineral mining and exploration projects subject to a charter agreement with Dorado. Operations are to commence in August 2010. Our second chartered vessel was deployed during the second quarter 2010 to work on the “Shantaram” project.

Marketing, general and administrative expenses were $4.6 million in 2010 as compared to $4.8 million in 2009. The decrease of $.3 million was primarily attributable to lower employee-related expenses comprised mostly of lower share-based compensation expenses in 2010.

Liquidity and Capital Resources

(Dollars in thousands)	2010	2009
Summary of Cash Flows:
Net cash (used) by operating activities	$(3,702)	$(8,328)
Net cash (used) by investing activities	(1,047)	(353)
Net cash provided by financing activities	6,031	5,798

Net increase (decrease) in cash and cash equivalents	$1,281	$(2,882)

Beginning cash and cash equivalents	2,145	10,740

Ending cash and cash equivalents	$3,426	$7,858

Discussion of Cash Flows

Net cash used in operating activities for the first six months of 2010 was $3.7 million. This amount primarily reflected an operating loss of $6.6 million offset in part by non-cash items including depreciation and amortization ($1.1 million), share-based compensation ($.9 million) and a loss from unconsolidated entity ($.3 million). Working capital changes also included an increase in accounts receivable of $1.3 million ($1.5 million represents the amount due on the “Shantaram” project), an increase in accounts payable of $1.2 million ($.7 million represents ship charters and fuel), an increase in deferred revenue of $1.0 million ($2.3 million representing deferred revenue outstanding on the “Firebrand” and “Shantaram” projects offset by recognition of project “Enigma” revenue), and other uses of working capital of $.3 million. Net cash used in operating activities for the first six months of 2009 was $8.3 million. This amount primarily reflected an operating loss of $10.3 million and non-cash items including depreciation and amortization ($1.2 million) and share based compensation ($1.2 million), a decrease in inventory, restricted cash and other assets ($.5 million), offset by a decrease in accounts payable and accrued expenses ($.9 million).

Cash flows used in investing activities for the first six months of 2010 were $1.0 million which primarily represented marine property and equipment purchases for our business venture into subsea mineral mining and exploration. Cash flows used in investing activities was $.4 million for the first six months in 2009 which primarily reflected the purchase of property and equipment for our marine operations group which included extensive capitalized upgrades to the Ocean Alert ($.3 million).

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

General Discussion 2010

At June 30, 2010, we had cash and cash equivalents of $3.4 million, an increase of $1.3 million from the December 31, 2009, balance of $2.1 million.

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

On June 3, 2010, shareholders approved the proposal at the annual meeting to amend the 2005 Incentive Stock Plan by adding 3,000,000 shares of common stock to the Plan. An S-8 Registration was filed in August 2010 for the additional shares.

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

The line of credit is secured by approximately 28,500 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%)of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants.

Trends and Uncertainties

Based upon our current expectations, we believe our cash position should be sufficient to fund operating cash flows throughout the rest of 2010 taking into account our January capital raise and expected revenues from multiple sources, including projected sales and syndicated projects, commercial salvage activities, surveys and our recent renewal of our bank credit facility. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not be able to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take, and there is no way to estimate the likelihood of receiving a salvage award from the U.S. District Court. We have also identified one potential high value target shipwreck, HMS Victory. However, until we have an agreement with the U.K. government, we may not be able to begin recovery operations or monetize any potential cargo. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

New Accounting Pronouncements

As of June 30, 2010, the impact of recent accounting pronouncements on our business is not considered to be material.

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

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2009, with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 9, 2010	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer