Form 10-Q
period 2010-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2010-11-04
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of November 1, 2010, was 66,770,926.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$905,666	$2,145,449
Restricted cash	624,821	574,266
Accounts receivable, net	8,661,459	246,266
Inventory	614,987	637,882
Other current assets	537,171	299,865

Total current assets	11,344,104	3,903,728

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,370,452	15,002,858
Building and land	4,671,231	4,491,143
Accumulated depreciation	(12,442,498)	(10,826,125)

Total property and equipment, net	8,599,185	8,667,876

NON-CURRENT ASSETS
Restricted cash	237,503	176,310
Inventory	5,833,628	5,950,475
Investment in unconsolidated entity	—	447,471
Other non-current assets	1,103,550	1,110,111

Total other assets	7,174,681	7,684,367

Total assets	$27,117,970	$20,255,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,197,864	$365,029
Accrued expenses and other	2,092,049	2,132,997
Deferred revenue	1,620,734	1,257,453
Mortgage and loans payable	6,933,445	5,100,794

Total current liabilities	13,844,092	8,856,273

NON-CURRENT LIABILITIES
Mortgage and loans payable	2,813,827	2,950,331
Subscription payable	1,816,753	—
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long-term liabilities	5,518,080	3,837,831

Total liabilities	19,362,172	12,694,104

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 9,361,200 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 448,800 and 2,148,800 shares authorized at September 30, 2010 and December 31, 2009, respectively; 206,400 and 1,906,400 shares issued and outstanding, respectively	21	191
Preferred stock series E convertible - $.0001 par value; 0 and 20 shares authorized at September 30, 2010 and December 31, 2009, respectively; 0 and 13 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 66,770,926 and 59,425,947 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	6,677	5,943
Additional paid-in capital	122,601,233	114,490,556
Accumulated deficit	(114,852,133)	(106,934,823)

Total stockholders’ equity	7,755,798	7,561,867

Total liabilities and stockholders’ equity	$27,117,970	$20,255,971

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUE
Artifact sales and other	$41,444	$648,388	$338,693	$1,296,248
Exhibit	—	180,000	65,000	419,798
Expedition	9,788,324	17,000	16,689,208	162,710

Total revenue	9,829,768	845,388	17,092,901	1,878,756

OPERATING EXPENSES
Cost of sales – artifacts and other	30,981	227,685	170,364	548,420
Marketing, general and administrative	2,171,790	2,069,624	6,742,075	6,911,517
Operations and research	6,607,436	2,879,497	15,272,354	8,936,755

Total operating expenses	8,810,207	5,176,806	22,184,793	16,396,692

INCOME (LOSS) FROM OPERATIONS	1,019,561	(4,331,418)	(5,091,892)	(14,517,936)

OTHER INCOME (EXPENSE)
Interest income	698	6,194	3,371	36,460
Interest expense	(220,035)	(84,512)	(394,030)	(250,976)
Income (loss) from unconsolidated entity	(2,112,011)	—	(2,447,471)	—
Other	4,474	13,484	12,712	61,140

Total other income (expense)	(2,326,874)	(64,834)	(2,825,418)	(153,376)

LOSS BEFORE INCOME TAXES	(1,307,313)	(4,396,252)	(7,917,310)	(14,671,312)
Income tax benefit (provision)	—	—	—	—

NET LOSS	$(1,307,313)	$(4,396,252)	$(7,917,310)	$(14,671,312)

NET LOSS PER SHARE
Basic and diluted	$(.02)	$(.07)	$(.12)	$(.27)

Weighted average number of common shares outstanding
Basic and diluted	66,770,926	58,626,194	65,245,071	55,159,192

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,917,310)	$(14,671,312)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,622,931	1,717,549
Loan discount amortization	110,123	—
Loss from unconsolidated entity	2,447,471	—
Share-based compensation	1,406,640	1,629,182
(Increase) decrease in:
Restricted cash	(111,748)	(11,475)
Accounts receivable	(8,415,193)	290,977
Inventory	139,742	486,543
Other assets	(237,306)	88,878
Increase (decrease) in:
Accounts payable	2,832,835	(511,138)
Accrued expenses and other	456,017	(797,339)
Deferred revenue	363,281	—
Subscription payable	(182,047)	—

NET CASH (USED) BY OPERATING ACTIVITIES	(7,484,564)	(11,778,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,547,684)	(523,577)
Investment in unconsolidated entity	(1,200)	—

NET CASH (USED) BY INVESTING ACTIVITIES	(1,548,884)	(523,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,243,000	5,106,250
Fees on private offering	(186,254)	—
Proceeds from issuance of preferred stock	—	790,400
Proceeds from issuance loan payable	1,872,714	—
Repayment of mortgage and loans payable	(135,795)	(207,620)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,793,665	5,689,030

NET INCREASE (DECREASE) IN CASH	(1,239,783)	(6,612,682)
CASH AT BEGINNING OF PERIOD	2,145,449	10,740,358

CASH AT END OF PERIOD	$905,666	$4,127,676

SUPPLEMENTARY INFORMATION:
Interest paid	$283,932	$255,506
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Prior period accrued compensation paid by equity instruments	$496,964	$117,803
Acquired non-controlling interest of Dorado Resources, Ltd. with the assumption of a subscription payable of an equal amount (See NOTE F)	$1,998,800	$—

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2010, and the results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Reclassifications

At December 31, 2009, a deferred revenue balance of $1,257,453 was included in the accrued expenses and other balance of $3,390,450. In the December 31, 2009 balance sheet presented, the deferred revenue balance has been reclassified into its own account. This reclassification has no effect on net income for the fiscal year ended December 31, 2009.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2010, we did not own securities with a maturity greater than three months.

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

At September 30, 2010 and 2009, weighted average common shares outstanding year-to-date were 65,245,071 and 55,159,192, respectively. For the periods ended September 30, 2010 and 2009, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Average market price during the period	$1.47	$1.85	$1.38	$2.79

In-the-money potential common shares excluded	631,261	175,164	568,474	177,850

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Out of the money options and warrants excluded:
Stock options with an exercise price of $1.74 per share	71,500	—	71,500	—
Stock options with an exercise price of $2.50 per share	—	33,000	—	33,000
Stock options with an exercise price of $3.50 per share	1,382,916	1,417,916	1,382,916	1,417,916
Stock options with an exercise price of $3.51 per share	984,670	1,003,170	984,670	1,003,170
Stock options with an exercise price of $3.53 per share	211,900	214,300	211,900	214,300
Stock options with an exercise price of $4.00 per share	97,500	315,250	97,500	315,250
Stock options with an exercise price of $5.00 per share	650,000	650,000	650,000	650,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $2.25 per share	2,670,000	—	2,670,000	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	6,268,486	3,833,636	6,268,486	3,833,636

Weighted average potential common shares from outstanding Convertible Preferred Stock calculated on an as-if-converted basis having an anti-dilutive effect on diluted EPS were excluded from potential common shares as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Potential common shares from Preferred Stock excluded from EPS	206,400	3,906,400	206,400	3,903,789

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net loss	$(1,307,313)	$(4,396,252)	$(7,917,310)	$(14,671,312)

Numerator, basic and diluted net income (loss) available to stockholders	$(1,307,313)	$(4,396,252)	$(7,917,310)	$(14,671,312)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	66,770,926	58,626,194	65,245,071	55,159,192

Shares used in computation – diluted:
Weighted average common shares outstanding	66,770,926	58,626,194	65,245,071	55,159,192
Dilutive effect of options and warrants outstanding	—	—	—	—

Shares used in computing diluted net income per share	66,770,926	58,626,194	65,245,071	55,159,192

Net loss per share – basic	$(0.02)	$(0.07)	$(0.12)	$(0.27)
Net loss per share – diluted	$(0.02)	$(0.07)	$(0.12)	$(0.27)

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

Stock-based compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation. (See NOTE J)

NOTE C – RESTRICTED CASH

As required by the revolving credit facility entered into with Fifth Third Bank (the “Bank”) on February 7, 2008 and the renewal entered into on April 23, 2010 (See NOTE I), a balance of $500,000 was established in an interest-bearing account from which interest payments will be made. Upon each anniversary of the facility, we deposit into the account an amount sufficient to restore the balance to $500,000 for interest payments for the following facility year. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at September 30, 2010, was $399,690.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments were made for the first one-year period. On each anniversary of the mortgage, we deposit or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at September 30, 2010, was $462,634.

NOTE D – ACCOUNTS RECEIVABLE

Of the $8,661,459 accounts receivable at September 30, 2010, $1,570,000 is owed according to the terms of sale of research material for the “Shantaram” project in the second quarter of 2010 and $5,367,403 relates to charter activity with Dorado Ocean Resources, Ltd. The remaining balance at September 30, 2010 consists of trade receivables. The December 31, 2009 balance of $246,266 is all trade receivables.

NOTE E – INVENTORY

Our inventory consisted of the following:

	September 30, 2010	December 31, 2009
Artifacts	$6,212,238	$6,317,383
Packaging	220,114	235,045
Merchandise	498,683	519,636
Merchandise reserve	(482,420)	(483,707)

Total inventory	$6,448,615	$6,588,357

Of these amounts, $5,833,628 and $5,950,475 is classified as non-current as of September 30, 2010 and December 31, 2009, respectively.

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

NOTE F – INVESTMENT IN UNCONSOLIDATED ENTITY

During the quarter ended December 31, 2009 we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. Effective April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a stock exchange agreement. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for our surrendered units in SMM. Additionally, we acquired 1,200 shares of DOR valued at $2,000,000 that resulted in a 41.25% ownership of DOR prior to any additional dilution that may result from additional financing. Currently we have a 40.8% ownership. Under the terms of the Share Subscription Agreement, we have the option to pay for this investment in cash or by providing marine services to DOR over a three-year period commencing April 2010. Subsequently we purchased geological equipment for DOR resulting in the reduced September 30, 2010 balance of $1,816,753. The focus of DOR is on the exploration and monetization of gold and copper-rich Seafloor Massive Sulfide (“SMS”) deposits. We have dedicated certain marine assets, including a ship and related marine exploration technology, to the endeavor on a reasonable commercial basis. In addition, we are providing proprietary expertise and personnel management to the new entity under contract.

For the three- and nine- month periods ended September 30, 2010, DOR incurred losses of $7,132,160 and $8,045,433, respectively. Our share of losses recognized in our income statement for the three- and nine- month periods ended September 30, 2010 are $2,112,011 and $2,447,471, respectively. We are only at risk for the carrying value of our investment which was $2,112,011 before recognizing any loss for the three month period ended September 30, 2010; otherwise, we would have recognized an allocable loss of $2,909,011 based on our current ownership percentage.

NOTE G – INCOME TAXES

As of September 30, 2010, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $105 million. The NOL will expire in various years beginning in 2017 and ending in 2030.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$38,116,336
Accrued expenses	93,759
Reserve for inventory	169,405
Start-up costs	107,470
Excess of book over tax depreciation	1,027,998
Stock option expense	2,371,730
Investment in unconsolidated entity	877,892
Less: valuation allowance	(42,624,408)

$140,182

Deferred tax liability:
Property and equipment basis	$69,516
Prepaid expenses	70,666

$140,182

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at September 30, 2010. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of September 30, 2010. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to monetize the recovered cargo unless and until we are awarded title or a salvage award by the court or otherwisereach a settlement of the matter.

The change in the valuation allowance is as follows:

September 30, 2010	$42,624,408
December 31, 2009	39,693,015

Change in valuation allowance	$2,931,393

Income taxes for the nine-month periods ended September 30, 2010 and 2009 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	September 30, 2010	September 30, 2009

Expected (benefit)	$(2,691,886)	$(4,988,246)
State income taxes net of federal benefits	(87,926)	(212,304)
Nondeductible expense	12,327	12,630
Stock options exercised	—	4,285
Change in valuation allowance	2,931,393	5,096,257
Effects of:
Change in apportionment estimate	(164,387)	87,471
Other, net	479	(93)

	$—	$—

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

Trends and Uncertainties

Based upon our current expectations, we believe our cash position should be sufficient to fund operating cash flows throughout the rest of 2010 taking into account our capital raises, expected revenues from multiple sources, including projected sales and syndicated projects, commercial salvage activities, surveys and our ability to realize our accounts receivable. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not be able to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take, and there is no way to estimate the likelihood of receiving a salvage award from the U.S. District Court. We have also identified one potential high value target shipwreck, HMS Victory. However, unless there is an agreement with the U.K. government, we will not be able to conduct any archaeological recoveries on this project. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Revolving credit facility	$5,000,000	$4,927,286
Notes payable	1,759,229	—
Mortgage payable	2,988,044	3,123,839

	$9,747,273	$8,051,125

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

Notes Payable

On August 20, 2010, we entered into individual purchase agreements with certain investors pursuant to which we issued and sold promissory notes in the aggregate principal amount of $1,800,000 and warrants to purchase an aggregate of 270,000 shares of common stock. The notes bear interest at a rate equal to 5.0% per annum, and all principal and accrued interest thereunder is due and payable on or before December 18, 2010. If an event of default occurs, the notes will thereafter bear interest at a rate equal to 25% per annum. As of October 18, 2010, these notes were pre-paid and satisfied in their entirety. The warrants have an exercise price of $2.25 per share of common stock and will be exercisable in accordance with their terms at any time on or before the close of business on August 20, 2013. These warrants represented a discount on the notes payable, therefore were valued using the Black-Scholes valuation method and bifurcated establishing a discount on notes payable for $150,893 and a corresponding increase to paid-in-capital. The discount is being amortized to interest expense over the life of the note until October 18, 2010. The notes payable of $1,800,000 at September 30, 2010 is shown net of the discount remaining which is $40,771.

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

NOTE J – STOCKHOLDER’S EQUITY

Common Stock

On May 6, 2010, we issued 1,300,000 shares of common stock to one institutional investor upon conversion of 13 outstanding shares of our Series E Convertible Preferred Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the nine-month periods ended September 30, 2010 and 2009 was $1,406,640 and $1,629,182, respectively, and for the three-month periods ended September 30 2010 and 2009 was $469,092 and $414,091, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended September 30, 2010, was $.84. We did not issue stock options in the three-month period ended September 30, 2009. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	September 30, 2010	September 30, 2009
Risk-free interest rate	.67%	—
Expected volatility of common stock	70.54%	—
Dividend yield	0%	—
Expected life of options	3.3 years	—

NOTE K – DEFERRED REVENUE

During the three-month period ended June 30, 2010, we entered into two marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. These contracts are comprised of two components: sale of research and search operations. Cash payments for the sale of research are received and recorded as revenue upon execution of the contract. Cash payments for search operations are normally 50% on contract, 40% upon arrival at the site and 10% upon completion; however, revenue is recognized over the contractual period when services are performed. The period of time a search operation contract is active varies but will generally last over several months and may be accelerated or extended depending upon operational factors. At September 30, 2010, we have a $1,620,734 service obligation that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2009, related to another marine search services contract, we had deferred revenue of $1,257,453 which was earned in 2010. For the three-month and nine-month periods ended September 30, 2010, we earned charter expedition revenue of $679,132 and $3,151,680, respectively, relating to these contracts.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain our cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution through December 31, 2013. On July 21, 2010, the Federal Deposit Insurance Corporation made the $250,000 insurance limit permanent. Previously, our main financial institution participated in the Transaction Guarantee Program which provided unlimited coverage to checking deposit accounts that do not earn interest. On July 1, 2010, our main financial institution opted out of the Transaction Guarantee Program. At September 30, 2010, our uninsured cash balance was approximately $1,600,000.

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

NOTE M – SUBSEQUENT EVENTS

On October 6, 2010, we entered into separate purchase agreements with certain investors pursuant to sell 24 shares of Series G 8% Convertible Preferred Stock, par value $0.0001 per share, and warrants to purchase up to 1,800,000 shares of Odyssey’s common stock to such investors. The Series G preferred stock and warrants were offered as units, with each unit consisting of one share of Preferred Stock and a Warrant to purchase 75,000 shares of common stock. The purchase price for each unit was $250,000 (the “Financing Arrangement”). On October 12, 2010, we completed the Financing Arrangement which resulted in the sale of 24 units for cash proceeds of $5,050,000 and the exchange for face value $950,000 of 5.0% Promissory Notes, issued August 20, 2010 and due December 18, 2010 (also see NOTE I).

Our Series G Preferred Stock has a liquidation value of $250,000 per share and provides for cumulative dividends of $20,000 per share per annum (8% of the liquidation preference) payable upon declaration by our Board of Directors. The Series G Preferred Stock is convertible into shares of our common stock after April 11, 2011 at an initial conversion price of $1.785714. The initial conversion price is subject to adjustment for changes in our capital structure and for sales or issuances of common stock or contracts linked to our common stock at amounts or conversion prices below the initial conversion price. The Series G Preferred Stock is redeemable for cash at our option after December 15, 2010. For the period from December 15, 2010 to March 31, 2011, the cash redemption price is 100% of the liquidation value. Subsequently, the redemption price increases at a rate of 1% of the liquidation value each month. The Series G Preferred Stock is also redeemable for cash at the option of the investors after December 15, 2011 at a redemption price equal to our redemption price. Accordingly, the initial redemption price to the investors on December 15, 2011 is $272,500 per share (or 109% of the liquidation value). The Series G Preferred Stock votes with our common stock on an if-converted basis.

The Warrants were immediately exercisable by the investors at an initial exercise price of $2.50 per share. The exercise price is subject to adjustment for changes in our capital structure and for sales or issuances of common stock or contracts linked to our common stock at amounts or exercise prices below the initial exercise price. The Warrants, which expire on October 11, 2013, do not extend voting or any other rights of a shareholder to the investors. We have agreed to maintain effectiveness of a Registration Statement that applies to common shares underlying the Warrants.

We will account for the Financing Arrangement in the period it was completed. We will account for exchange of Series G Preferred Stock and Warrants for Promissory Notes as an extinguishment of the Promissory Notes, wherein the financial instruments issued will be recorded at their fair values, the carrying values of our Promissory Notes will be removed from our accounts and the difference will be reflected as a gain or a loss upon extinguishment. At the time of filing of this report, we have not completed the calculation of the fair values of the financial instruments issued.

We will account for the sale of Series G Preferred Stock and Warrants for cash as a financing transaction, wherein the net proceeds that we received will be allocated to the financial instruments and other components issued. For purposes of our allocation, we have concluded that the Warrants do not achieve conditions necessary for their classification in our stockholders’ equity. Accordingly, we will first allocate proceeds to the Warrants based upon their fair value. We have also concluded certain features embedded in the Series G Preferred Stock, including the conversion and redemption features, are required to be separated as a compound derivative financial instrument from the Series G Preferred Stock. Accordingly, we will next allocate proceeds to this compound derivative financial instrument based upon its fair value. We have not completed the calculation of fair values of the Warrants or the compound derivative financial instrument. The residual balance of the proceeds, after allocation to the Warrants and the compound derivative financial instrument, will be allocated to the Series G Preferred Stock.

The Warrants and the compound derivative financial instrument are required to be classified in liabilities and measured at their fair values both initially and subsequently, with changes in fair value reflected in our income. The Series G Preferred Stock is required to be classified outside of stockholders’ equity because it is a redeemable security. The residual value initially ascribed to the Series G Preferred Stock will be accreted to its redemption value, through charges to retained earnings using the effective interest method, over the period from issuance to the earliest redemption date of December 15, 2011. Also, following the issuance of the Series G Preferred Stock, charges for accretion and dividends, whether or not declared, will be reflected as a reduction to our income for purposes of computing income (loss) applicable to our common stockholders and income (loss) per common share.

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

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2010 and June 30, 2010. Only projects with material status updates since those reports were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our vessels, the Odyssey Explorer and Ocean Alert, or chartered vessels to conduct operations based on availability.

“Atlas” Search Project

Between 2005 and 2010, we searched more than 5,000 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording over 270 shipwrecks. The shipwrecks discovered include site “35-F,” the Marquise de Tourny, and HMS Victory (1744). Additional high-value targets are believed to be within the “Atlas” search area, and search operations are currently underway in this area.

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

Robert Fraser Projects (“Enigma II”, “Firebrand,” “Shantaram”)

In April 2010, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Firebrand” associated with Robert Fraser Marine, Ltd. projects. Under the agreements, Odyssey furnished research related to “Firebrand” and its sinking and agreed to provide a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contracts provided initial cash payments totaling approximately $3.2 million (of which $3.0 has been paid) as well as additional payments upon the sale of coins or artifacts from the “Firebrand” project. After repayment of salvage costs and fees, Odyssey will receive 75% of net revenue in aggregate until an additional £10.5 (approximately $17 million) has been received and then 50% in aggregate of all further net revenue. Search operations have commenced on the “Firebrand” project and are currently underway.

In June 2010, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Shantaram” associated with Robert Fraser Marine, Ltd. projects. Under the agreements, Odyssey furnished research related to “Shantaram” and its sinking and provided a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contract provides for cash payments totaling approximately U.S. $3.4 million representing initial cash payments of $1.7 million and additional payments of approximately $1.5 million within 30 days and $0.2 million upon project completion, plus additional payments upon the sale of coins or artifacts from the “Shantaram” project. After the re-payment of salvage costs and fees, we will receive 75% of net revenue in aggregate until an additional £11.4 million (approximately $18 million) has been received and then 50% in aggregate of all further net revenue. The survey of the “Shantaram” search block is complete. Targets of interest have been inspected by our remotely operated vehicle and several other targets remain to be inspected. An amount of approximately $1.5 million remains due which we are still expecting to receive. In the event of non-payment, Odyssey has secured collateral which includes the right to receive an additional percentage of the net proceeds assuming the target shipwreck is located.

In September 2010, we executed agreements to provide supplementary project research and shipwreck search and survey services for a project code-named “Enigma II” associated with Robert Fraser Marine, Ltd. projects. As part of the agreements for the “Enigma II” project, Odyssey furnished research related to the anticipated location of the “Enigma II” and agreed to provide the research vessel, equipment and crew to search a specified area and inspect targets in that area. The contract provided for initial cash payments totaling approximately $1.6 million to Odyssey, plus additional payments upon the sale of coins or artifacts from the “Enigma II” project. After the repayment of all recovery costs, Odyssey will receive 75% of net revenue in aggregate until an additional £5.2 million (approximately $8 million) has been received and then 60% in aggregate of all further net revenue. Survey operations have been completed and targets of interest have been inspected with a remotely operated vehicle.

Based on preliminary results, there is evidence suggesting that at least one of the “Robert Fraser Project” target shipwrecks has been located. Additional analysis and investigation is currently underway.

We expect to execute additional agreements for subsea mineral exploration and other projects in the fourth quarter. To protect the security of the operations and search areas, specific location details for search projects are not being released at this time.

ET 409 Project

In January 2010, Ethiopian Airlines Flight ET 409 crashed into the Mediterranean Sea shortly after take-off from Beirut International Airport in Lebanon. When ET 409 crashed, Lebanese authorities contacted Odyssey and asked the company to assist in the search and recovery efforts. The Alert returned to Beirut and was integrated into search operations that included the Lebanese Navy and Army, the US Navy (USS Ramage) and a German Navy ship, the Laboe.

Before the plane wreckage was discovered, the Government of Lebanon asked Odyssey to provide additional capabilities for more complex technical documentation of the site. Odyssey sent the Odyssey Explorer, which was based in the UK, to Lebanon to assist. We were paid $1.4 million for the work completed to-date by the Lebanese government. We have also completed a video survey and photomosaic of the entire area of the wreckage and debris field under contract to the airline insurance company for a total contract price of $ 1.5 million. This groundbreaking project is believed to be the largest underwater geo-spatially accurate photomosaic ever completed, and required stitching together over 50,000 individual high resolution photos. Additional aircraft recovery work at the site is pending until a thorough review of the photomosaic has been completed by the accident investigation team.

“Gairsoppa” Project

In January 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom (UK) Government Department for Transport. The contract was awarded after a competitive bid process and is for two years, which commenced immediately. The SS Gairsoppa was a British cargo steamer enlisted in the service of the United Kingdom for the Ministry of War Transport during World War II. It was torpedoed by a German U-Boat in February 1941 in the North Atlantic while reportedly carrying a significant cargo of silver.

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

Due to August and September hurricanes adversely affecting the North Atlantic and availability of equipment for our Gairsoppa search, we are currently planning to begin search operations in second quarter of 2011.

Subsea Mineral Mining and Exploration Project

Odyssey currently owns 40.8% of Dorado Ocean Resources Ltd., a company created to bring together exclusive licenses and skills of world renowned deep-ocean geologist Dr. Timothy McConachy of Bluewater Metals, the deep-ocean survey and exploration expertise of Odyssey, and the offshore coring and mining expertise of Robert Goodden and Subsea Minerals.

We entered into a long-term charter agreement for a vessel, the Dorado Discovery, which underwent renovations and mobilization in Southeast Asia. The Dorado Discovery was deployed to the South Pacific in August to work on subsea mineral mining and exploration projects subject to a charter agreement with Dorado. We are providing proprietary expertise and personnel management to Dorado under contract on a commercially reasonable basis, and will continue to conduct operations to explore for deep-ocean SMS deposits in areas covered by exploration permits held by Dorado.

Preliminary results of our early exploration efforts are very encouraging. Operations to-date have supported reconnaissance of an epithermal gold deposit and two SMS (Seafloor Massive Sulfide) deposits. Detailed analyses of certain samples collected to-date indicate high gold, silver, lead and zinc content. However, much more work is needed to assess the commercial value, if any, of these deposits. We are in the very early stages of exploration of the Dorado tenements and remain excited about the prospects for this new venture.

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

“Black Swan” Arrest

We filed our notice of appeal with the Federal District Court for the Middle District of Florida and Eleventh Circuit Court of Appeals on January 15, 2010, and filed the appeal with the Eleventh Circuit on May 11, 2010. Spain issued their reply to our appeal on July 19, 2010, and Odyssey’s reply to Spain’s response was filed on August 19, 2010. Our case has been scheduled for oral argument during the week of February 28, 2011 in Atlanta, Georgia.

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

•

Descendant claimants have alleged to have ownership rights to the property recovered, claiming their ancestors placed it aboard the Mercedes (the vessel alleged by Spain to have been carrying the subject cargo) for shipment. The district court completely misunderstood their relationship to the property, referring to them as “descendants of those aboard the Mercedes,” rather than the descendants of property owners.

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1. For the three months ended September 30, 2010, we have shown Income From Operations of $1.0 million which is the first quarter in several years whereby we have shown a profit from operations.

Three months ended September 30, 2010, compared to three months ended September 30, 2009

Increase/(Decrease)			2010 vs. 2009
(Dollars in millions)	2010	2009	$	%
Artifact sales and other	$—	$.6	$(.6)	(94)%
Exhibit	—	.2	(.2)	(100)
Expedition charter	9.8	—	9.8	57,478

Total revenue	$9.8	$.8	$9.0	1,063%

Cost of sales	—	.2	(.2)	(86)
Marketing, general and administrative	2.2	2.1	.1	5
Operations and research	6.6	2.9	3.7	129

Total operating expenses	$8.8	$5.2	$3.6	70%

Other income (expense)	$(2.3)	$(.1)	$(2.3)	(3,489)%

The explanations that follow are for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Revenue

The increase in total revenue of $9.0 million was primarily related to a $9.8 million increase in expedition charter revenue associated with subsea mineral mining work in the South Pacific with Dorado Ocean Resources Ltd. ($5.1 million), syndicated shipwreck search projects which include Enigma II, Shantaram and Firebrand ($2.5 million), government and insurance company services in the wake of the airline accident in the Eastern Mediterranean ($1.5 million) and other miscellaneous charter services ($.7 million). We are currently working under a charter agreement with Dorado Ocean Resources Ltd. which will extend into the fourth quarter 2010 and longer. We are also planning other syndicated projects in the South Pacific in late 2010 and in 2011.

Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was not on display in the third quarter 2010, but opened at the Maryland Science Center in Baltimore on October 1, 2010. The exhibit will run through January 31, 2011, in the Legg Mason Gallery on the second floor of the science center. We have also seen a decline in artifact sales of $.6 million in the third quarter 2010 which we believe is due to general economic conditions, availability of new product offerings and merger of two of our major distributors.

Operating Expenses

Marketing, general and administrative expenses were $2.2 million in 2010 as compared to $2.1 million in 2009 primarily representing an increase in employee-related expenses offset in part by a decrease in outside professional services.

Operations and research expenses were $6.6 million in 2010 as compared to $2.9 million in 2009. The $3.7 million increase was due to higher vessel - related expenses in 2010 versus 2009 primarily attributable to the volume of projects underway and the addition of our two chartered vessels. The Dorado Discovery comprised $2.6 million of the increase and has recently completed renovations and mobilization in Southeast Asia and has been deployed to the South Pacific to work on subsea mineral mining and exploration projects under a charter agreement with Dorado Ocean Resources Ltd. Our second chartered vessel was deployed during the second quarter 2010 to work on the “Shantaram” project and has recently been sub-chartered to a third party which comprised $1.4 million of the increase. These increases in vessel-related expenses were offset in part by decreases Ocean Alert expenses of $.3 million while she is waiting to be deployed on the next project. We are currently anticipating several options for the Ocean Alert including charter, use on the recovery of the aircraft which crashed in the Easter Mediterranean and potential sale.

Other Income (Expense)

Other income (expense) represents income from investments, interest expense on loans and gain (loss) on our equity investment in Dorado Ocean Resources Ltd. For the third quarter 2010, $2.1 million represents our portion of the loss on the equity investment. See Note F of the Notes to the Consolidated Financial Statements.

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

Increase/(Decrease)			2010 vs. 2009
(Dollars in millions)	2010	2009	$	%
Artifact sales and other	$.3	$1.3	$(1.0)	(74)%
Exhibit	.1	.4	(.3)	(85)
Expedition charter	16.7	.2	16.5	10,157

Total revenue	$17.1	$1.9	$15.2	810%

Cost of sales	.2	.5	(.4)	(69)
Marketing, general and administrative	6.7	6.9	(.2)	(2)
Operations and research	15.3	8.9	6.3	71

Total operating expenses	$22.2	$16.4	$5.8	35%

Other income (expense)	$(2.8)	$(.2)	$(2.7)	(1,742)%

The explanations that follow are for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Revenue

The increase in revenue of $15.2 million was primarily related to a $16.5 million increase in expedition charter revenue associated with several syndicated shipwreck search projects including Enigma I and II, Shantaram and Firebrand ($8.0 million), subsea mineral mining work in the South Pacific with Dorado Ocean Resources Ltd. ($5.1 million), government and insurance company services in the wake of the airline accident in the Eastern Mediterranean ($2.9 million) and other miscellaneous charter and expedition services ($.5 million). We are currently working under a charter agreement with Dorado Ocean Resources Ltd. which will extend into the fourth quarter 2010 and longer. We are also planning other syndicated projects in the South Pacific in late 2010 and in 2011.

Exhibit revenue decreased $.3 million in 2010 because Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on tour for one month in 2010 versus six months on two separate tours in 2009. The exhibit opened at the Maryland Science Center in Baltimore on October 1, 2010. The exhibit will run through January 31, 2011, in the Legg Mason Gallery on the second floor of the science center. Artifact and other sales decreased $1.0 million in 2010 versus 2009 which we believe is due to general economic conditions, availability of new product offerings and merger of two of our major distributors.

Operating Expenses

Cost of sales for coins decreased 69% for 2010 versus 2009 primarily because of fewer coins sold in 2010. There is no cost of sales component associated with the exhibits and expedition charter revenues.

Marketing, general and administrative expenses were $6.7 million in 2010 as compared to $6.9 million in 2009. The decrease of $.2 million was primarily attributable to lower professional services and depreciation expenses.

Operations and research expenses were $15.3 million in 2010 as compared to $8.9 million in 2009. The $6.3 million increase was due to higher vessel - related expenses in 2010 versus 2009 primarily attributable to the volume of projects underway and the addition of our two chartered vessels. The Dorado Discovery comprised $3.7 million of the increase and has recently completed renovations and mobilization in Southeast Asia and has been deployed to the South Pacific to work on subsea mineral mining and exploration projects under a charter agreement with Dorado Ocean Resources Ltd. Our second chartered vessel was deployed during the second quarter 2010 to work on the “Shantaram” project and has recently been sub-chartered to a third party which comprised $2.6 million of the increase.

Other Income (Expense)

Other income (expense) represents income from investments, interest expense on loans and gain (loss) on our equity investment in Dorado Ocean Resources Ltd. For the nine months 2010, $2.5 million represents our portion of the loss on the equity investment. See Note F of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

(Dollars in thousands)	2010	2009
Summary of Cash Flows:
Net cash (used) by operating activities	$(7,485)	$(11,778)
Net cash (used) by investing activities	(1,549)	(524)
Net cash provided by financing activities	7,794	5,689

Net increase (decrease) in cash and cash equivalents	$(1,240)	$(6,613)

Beginning cash and cash equivalents	2,145	10,740

Ending cash and cash equivalents	$906	$4,128

Discussion of Cash Flows

Net cash used in operating activities for the first nine months of 2010 was $7.5 million. This amount primarily reflected an operating loss of $7.9 million offset in part by non-cash items including depreciation and loan discount amortization ($1.7 million), share-based compensation ($1.4 million) and loss from unconsolidated entity ($2.4 million). Working capital changes also included an increase in accounts receivable of $8.4 million ($1.6 million represents the amount due on the “Shantaram” project, $5.4 represents amount due from Dorado Ocean Resources, Ltd. and $.8 million due from an insurance adjuster in the wake of the airline accident in the Eastern Mediterranean ), an increase in accounts payable of $2.8 million ($1.7 million represents ship charters and fuel), an increase in deferred revenue of $.4 million ($1.6 million representing deferred revenue outstanding on the “Firebrand” project offset by recognition of revenue for projects “Enigma” and “Shantaram”), and other net sources of working capital of $.1 million. Net cash used in operating activities for the first nine months of 2009 was $11.8 million. This amount primarily reflected an operating loss of $14.7 million and non-cash items including depreciation and amortization ($1.7 million) and share-based compensation ($1.6 million), a decrease in inventory, accounts receivable and other assets ($.9 million), offset in part by a decrease in accounts payable and accrued expenses ($1.3 million).

Cash flows used in investing activities for the first nine months of 2010 were $1.5 million which primarily represented marine property and equipment purchases primarily for our business venture into subsea mineral mining and exploration. Cash flows used in investing activities was $.5 million for the first nine months in 2009 which primarily reflected the purchase of property and equipment for our marine operations group which included extensive capitalized upgrades to the Ocean Alert ($.3 million).

Cash flows provided by financing activities for the first nine months of 2010 were $7.8 million which included $6.2 million proceeds from the issuance and sale of common stock in January 2010 offset by fees related to the private offering of $.2 million and $1.8 million proceeds from the issuance of promissory notes in August 2010. Cash flows provided by financing activities for the first nine months of 2009 were $5.7 million which included $5.1 million proceeds from the issuance and sale of common stock in May 2009 and $.8 million proceeds from the exercise of warrants to purchase preferred stock in the first quarter. Cash proceeds were offset in part by repayments of mortgage and loans payable of $.2 million.

General Discussion 2010

At September 30, 2010, we had cash and cash equivalents of $.9 million, a decrease of $1.2 million from the December 31, 2009, balance of $2.1 million.

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

On August 20, 2010, we entered into individual purchase agreements with certain investors to issue and sell promissory notes in the principal amount of $1.8 million and warrants to purchase an aggregate of 270,000 shares of common stock. The notes bear interest at a rate equal to 5.0% per annum, and all principal and accrued interest was due and payable on or before December 18, 2010. The warrants had an exercise price of $2.25 per share of common stock and will be exercisable in accordance with their terms at any time on or before the close of business on August 20, 2013. All the notes were paid in full as of October 18, 2010.

On October 6, 2010, we entered into separate purchase agreements with certain investors pursuant to sell 24 shares of Series G 8% Convertible Preferred Stock, par value $0.0001 per share, and warrants to purchase up to 1,800,000 shares of Odyssey’s common stock to such investors. The Series G preferred stock and warrants were offered as units, with each unit consisting of one share of Preferred Stock and a Warrant to purchase 75,000 shares of common stock. The purchase price for each unit was $250,000. The transaction closed on October 12, 2010, and we sold 20 of the units for cash, and four of the units were issued upon tender of an aggregate of $1.0 million of principal amount of the promissory notes that Odyssey issued in August 2010 by the holders thereof. Accordingly, the net cash proceeds to Odyssey were approximately $5.0 million. See NOTE M to the Consolidate Financial Statements for further information and the planned accounting for this transaction.

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

The line of credit is secured by approximately 28,500 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants.

Trends and Uncertainties

Based upon our current expectations, we believe our cash position should be sufficient to fund operating cash flows throughout the rest of 2010 taking into account our capital raises, expected revenues from multiple sources, including projected sales and syndicated projects, commercial salvage activities, surveys and our ability to realize our accounts receivable. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not be able to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court. At the present time, we cannot determine how long that process may take, and there is no way to estimate the likelihood of receiving a salvage award from the U.S. District Court. We have also identified one potential high value target shipwreck, HMS Victory. However, unless there is an agreement with the U.K. government, we will not be able to conduct any archaeological recoveries on this project. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

New Accounting Pronouncements

As of September 30, 2010, the impact of recent accounting pronouncements on our business is not considered to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. [Removed and Reserved]

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1	Certificate of Designation for the Series G 8% Convertible Preferred Stock (Filed herewith electronically)

3.2	Amendment to Certificate of Designation for the Series G 8% Convertible Preferred Stock (Filed herewith electronically)

3.3	Certificate of Correction to Amendment to Certificate of Designation for the Series G 8% Convertible Preferred Stock (Filed herewith electronically)

4.1	Reference is hereby made to Exhibit 10.1

4.2	Form of Warrant to Purchase Common Stock, dated October 11, 2010 (Filed herewith electronically)

10.1	Form of Securities Purchase Agreement, dated August 20, 2010, for 5% Notes and Warrants, which includes as Attachment A thereto a Form of Note and as Attachment B thereto a Form of Warrant (Filed herewith electronically)

10.2	Form of Purchase Agreement, dated October 6, 2010, for the Series G 8% Convertible Preferred Stock, including Amendment No. 1 thereto dated October 6, 2010 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: November 4, 2010	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer