Form 10-K
period 2010-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2011-02-28
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 63 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2010 was approximately $63 million. As of March 1, 2011, the Registrant had 67,082,835 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on June 1, 2011.

As used in this Annual Report on Form 10-K, “we,” “us,” “our company” and “Odyssey” mean Odyssey Marine Exploration, Inc. and our subsidiaries, unless the context indicates otherwise.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

ITEM 1. BUSINESS

Overview

Odyssey Marine Exploration, Inc. is a world leader in shipwreck exploration, with expertise in innovative search technology and archaeological recovery operations on deep-ocean shipwrecks throughout the world. In 2010, we leveraged our core business expertise and technology for exploration services for use in insurance investigations, search and recovery operations to governments and deep-ocean mineral exploration.

We employ advanced state-of-the-art technology, including side-scan sonar, magnetometers, remotely operated vehicles (ROVs), and other advanced equipment that enables us to locate and recover shipwrecks and other objects lost at sea at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck research, government relationships and the development of pioneering techniques in deep-ocean exploration. Although we utilize technologies that have been developed at great expense in other fields, primarily the military, oil and telecommunications industries, we use our unique expertise to modify and customize these technologies to create proprietary applications specific to our markets’ needs.

Our shipwreck projects go through several phases, beginning with research and development and search operations. Once a site that meets our criteria is identified, we undertake an archaeological excavation of the site. The excavation stage is followed by conservation, recording and documentation. Throughout every phase, the Odyssey team shares the knowledge gained through our expeditions with the world.

We share this information through a variety of media including television, the Internet, books, research papers, periodicals, educational programs and traveling exhibits. We maintain several Internet sites including www.shipwreck.net, www.odysseysvirtualmuseum.com and www.shipwreckstore.com. We also allow collectors to own a piece of history from a shipwreck’s cargo, thereby providing an opportunity for everyone interested in shipwrecks to participate in Odyssey’s fascinating discoveries at the level of their choice. Information that is included on or linked to our Internet sites is not considered part of this Annual Report.

Project and Research Criteria

The United Nations Educational Scientific and Cultural Organization, or UNESCO, has estimated that there are up to 3,000,000 shipwrecks contained within the oceans of the world. Historical records suggest that many were lost with verifiable cargoes of intrinsically valuable material. Odyssey’s research department maintains data on thousands of shipwrecks and continuously develops new potential projects.

Project research may focus on a particular search area where historical documents suggest recorded and unrecorded high-value targets may rest due to the proximity of shipping routes frequented by vessels carrying rich cargoes.

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

Our marine research department continuously conducts research in an attempt to identify shipwreck projects that meet the following criteria:

•

Documented Cargo Value - The research must indicate that the shipwreck was likely carrying enough intrinsically valuable cargo to cover the high costs associated with deep-ocean exploration and advanced archaeological recovery. Commercially viable cargo typically includes gold, silver, jewels, or other high-value items. Odyssey sometimes engages in the preliminary exploration of a shipwreck for purely scientific purposes, even if the value of the wreck is largely cultural, historical or educational.

•

Documented Navigation Information - The research must provide sufficient navigational information documenting the sinking location (or a particular area with potential for producing high value targets) in order to minimize the search area, as well as the cost and time involved, and to provide a reasonable expectation that the shipwreck can be found.

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

Search Operations

Shipwreck search operations are conducted from a research vessel fitted with survey equipment and often with a Remotely Operated Vehicle (ROV). Odyssey’s ships can conduct deep-sea search operations 24 hours a day, seven days a week and have been deployed throughout the world - in the English Channel, the Mediterranean Sea, and the Atlantic and Pacific Oceans. A search typically begins with a side-scan sonar survey of the target area, which is typically paired with a magnetometer survey and multi-beam bathymetric surveys in some cases. The most interesting anomalies on the ocean floor are then inspected visually with an ROV, which sends real-time video images to monitors on the survey vessel for observation by the scientific and technical teams. These images are also downloaded and saved for additional evaluation ashore. Sometimes, it is immediately obvious whether the inspected site is of interest or not - as in the case of geology, modern debris, or when coins or valuables are readily apparent on the site. In other instances, it may take additional research and return visits to a site to arrive at probable or positive identity and to determine the next step forward.

Archaeological Excavation and Recovery

Archaeological excavation and recovery operations combine Remotely Operated Vehicles (ROVs) with sophisticated positioning systems, cameras and specialized computer hardware and software to carefully record the location of artifacts in situ and to document the entire archaeological process as the artifacts are recovered from a shipwreck site. As they conduct robotic archaeological operations at sites hundreds and sometimes thousands of feet below the ocean surface, Odyssey’s ROV pilots are directed by marine archaeologists aboard the recovery vessel.

The Odyssey Explorer, a 251-foot Class II dynamically positioning (DP) ship, serves as Odyssey’s principal state-of-the-art deep-ocean archaeological platform for shipwreck exploration. She carries fuel and stores for missions of up to 60 days, accommodates 42 crew members, including technicians, scientists and archaeologists, and has extensive onboard storage space for workshops, an archaeology laboratory, multiple cranes and a large A-frame for exceptional handling capability. When working on a project, operations are generally conducted 24 hours a day, seven days a week.

The centerpiece of Odyssey’s advanced robotic archaeology system is the ROV, which serves as the archaeologist’s eyes and hands in the deep ocean. Odyssey owns two work-class ROVs, nicknamed ZEUS and ZEUS II. The 200HP and 400 HP vehicles, respectively, are each approximately the size of a small truck; they stand about 10 feet high and weigh 8 tons. Driven by eight powerful hydraulic thrusters, they are rated to operate up to depths of 2,500 meters (8,200 ft.). Both ROVs have been custom-designed for deep-ocean archaeological survey and recovery operations, including visual inspection, pre-disturbance photographic and video documentation, scientific excavation and artifact recovery.

Conservation and Documentation

Shipwreck finds represent a diversity of objects made up of a variety of organic and inorganic materials, including metals, ceramics, glass, leather and other materials that are of cultural, historical, archaeological or educational value. Artifacts recovered from the ocean are generally impregnated with corrosive salts that can be very damaging to the object. In particular, a saltwater environment accelerates the corrosion processes of many metal artifacts. The salts must be removed and artifacts treated in a timely and judicious manner or they will deteriorate and lose their value as diagnostic specimens, museum display objects, or valuable collector’s pieces. Therefore, the conservation process is essential to maintaining the integrity of the artifacts as important relics of the past, and for what they may contribute to the historical record and offer to the general public through exhibits, private collections and publications. Every item recovered from a shipwreck site must go through a conservation process, which in some cases may require weeks, months, or even years depending on the artifact’s material make-up, the salinity of the water from where it was recovered, and the length of time it remained in the saltwater environment.

Sharing the Story

Odyssey is committed to sharing with the public the thrill and adventure of deep-ocean exploration as well as the historical and scientific knowledge and artifacts acquired from each shipwreck project. We provide an opportunity for collectors and anyone interested in shipwreck exploration to participate in Odyssey’s fascinating discoveries by owning select duplicate shipwreck artifacts or collectibles. Odyssey also shares this information through a variety of media portals including television, the Internet, books, research papers, periodicals, educational programs and traveling exhibits. A few of these portals are described as follows:

•

Exhibits - All of the culturally and archaeologically significant artifacts recovered from our shipwreck projects remain in Odyssey’s permanent collection and are available for public exhibits and further study by researchers and academia. Odyssey’s SHIPWRECK! Pirates & Treasure, an interactive multi-media exhibit, features over 500 artifacts recovered from our deep-ocean shipwreck expeditions. Visitors also are immersed in the technology and process Odyssey uses to find and recover shipwreck treasures. The exhibit recently ended display at the Maryland Science Center after successful shows in Charlotte, Oklahoma City, Detroit, Tampa and New Orleans. The exhibit has recently been updated and refreshed and will open at G.WIZ – The Science Museum in Sarasota, Florida in March 2011. The exhibit is now pre-booked through August 2012. We have a smaller exhibit at the New Orleans Mint and have had small displays at the Baldwin County Historical Museum in Alabama and the Museum of the History of Science at Oxford, England.

•

Television Programming - Discovery Channel’s 12-epsiode series, “TREASURE QUEST” premiered worldwide in 2009 and is available for unlimited rebroadcasts at Discovery Channel’s discretion. “TREASURE QUEST” showcases the Odyssey team as we search for and discover shipwrecks with unique stories to tell. Emmy® Award-winning JWM Productions was granted exclusive access to film Odyssey’s 2008 “Atlas” search expedition to produce this exciting high-definition series. Episodes include forensic analysis with stunning computer graphics as well as experts in cutting-edge laboratories laboring to analyze and conserve fragile artifacts recovered from the watery depths. During each episode, viewers are treated to spectacular underwater HD video of shipwreck discoveries through the cameras of Odyssey’s ROVs. Odyssey’s discovery of HMS Victory was captured during filming for the series and was showcased in two one-hour long episodes. Odyssey’s “Black Swan” discovery was also showcased in an episode. The SS Republic project was featured in two National Geographic shows, a one-hour special for PBS, “Civil War Gold” and as an episode of National Geographic Ultimate Explorer. Additional television programming about our projects is anticipated in the future.

•

Books and Other Publications - Shipwreck expeditions and projects are chronicled in various publications including books, newspaper articles, magazine features, archaeological reports, scientific articles, and professional journals. Our goal is to document thoroughly our shipwreck discoveries, while informing, entertaining and educating the general public as well as making our results accessible to the archaeological community. Two books have been published about the SS Republic shipwreck: “Lost Gold of the Republic” and “Bottles from the Deep.” Odyssey also developed and supports a number of educational programs, including shipwreck exploration and marine archaeology curriculum developed as an educational tool for our traveling exhibit, SHIPWRECK! Pirates & Treasure. The curriculum has also been used successfully as stand-alone lessons in both public and private schools. A variety of reports and publications are now available to the public, including 22 “Odyssey Papers” that are available on our website. Ten of our archaeological papers have been published by Oxbow books in a hard-cover book titled “Oceans Odyssey,” and an additional twelve papers will be included in “Oceans Odyssey Volume 2,” which is scheduled to be available in the second quarter of 2011.

Sales and Marketing

Select artifacts considered “trade goods” (coins and other mass-produced cargo) are made available for sale to collectors only after conservation, thorough documentation and study. The cultural collection of artifacts is kept in our permanent collection for exhibit and further study or made available to museums or other institutions. Replicas are created of some of the permanent collection’s significant artifacts and are made available for sale.

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, coins were sold to independent coin dealers who sold them through direct marketing and television outlets.

The SS Republic silver coin program was re-developed in the first quarter of 2008 to take advantage of emerging research on the silver coins from the SS Republic. This included the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey continued to expand distribution channels in 2008 with a broader base of coin and collectible marketers, including opening markets overseas. In 2008, we sold through several independent dealers of which two represented 69% of total artifact sales. In 2009, we sold through several independent dealers of which two represented 72% of total artifact sales. These two dealers were AMS, Inc. and MBI, Inc. Our artifact sales including coins for 2010, 2009 and 2008 was predominantly U.S. domestic-based even though we have distributors in four continents.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks (see Item 1A. Risk Factors). We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold coins and 47,000 silver half dollars) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2010, we have a remaining inventory of approximately 28,500 silver coins. Also, we have recovered more than 500,000 silver coins, hundreds of gold coins, worked gold and other artifacts from a site in the Atlantic Ocean code-named “Black Swan.” However, we will not have the ability to monetize the recovered cargo unless we are awarded title or a salvage award by the U.S. District Court, or negotiate a settlement with other claimants in the case.

During 2010, our primary source of revenue was from expedition charter services. Two customers, Robert Fraser Partners LLP and Dorado Ocean Resources, accounted for 82% of our charter services revenue.

During 2008 $1.9 million of expedition revenue represented charter services provided to JWM Productions in connection with the Discovery Channel television series. The agreement was renewed for 2009 in a limited format and revenue was reduced to $ .2 million. In 2009, expedition revenue also included $2 million representing compensation to provide project research and shipwreck search and survey services to Robert Fraser Marine Ltd and client companies of Robert Fraser & Partners LLP (RFP) located in the United Kingdom. Our business plan has shifted to expedition charter services in 2010 with revenues of $20.5 million which were predominantly for RFP syndicated projects and exploration charter services for subsea mineral mining.

Archaeology and Science

Many of the shipwrecks we intend to pursue may have important historical and cultural characteristics. All historically or archaeologically significant projects undertaken will be subjected to stringent archaeological standards, thus adding to the body of knowledge of the people, the history and culture of the vessel’s time. Adherence to these principles is a core value of the Company, and in addition to satisfying professional international standards, will enhance shareholder value by increasing the economic value of the artifacts and intellectual property rights of each project.

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

“Atlas” Search Project

Between 2005 and 2010, we searched more than 5,000 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording over 270 shipwrecks. The shipwrecks discovered include site “35-F,” the Marquise de Tornay, and HMS Victory (1744). Additional high-value targets are believed to be within the “Atlas” search area, and operations in the area are expected to continue in 2011.

Site “35-F” is believed to be an armed English merchantman from the second half of the 17th century. The site has been heavily damaged by fishing activities, and a confirmed identification may not be possible. During a preliminary investigation of the site, Odyssey discovered a rare wooden folding carpenter’s rule – the oldest ever recovered from a shipwreck site. The ruler was on display at the Museum of the History of Science at Oxford in the UK and is currently on display as part of the SHIPWRECK! Pirates & Treasure exhibit.

Additional information about the ruler recovered from Site “35-F”, the Marquise de Tornay shipwreck and HMS Victory shipwreck is available in a series of papers accessible at www.shipwreck.net/featuresarchpapers10.php and www.shipwreck.net/featuresarchpapers09.php.

Operations for the 2010 “Atlas” season commenced in April 2010 and concluded in November 2010. More than 500 square miles were mapped and at least 6 shipwrecks discovered. Additional search, inspection and verification work is planned for 2011.

HMS Victory Project

We discovered and conducted a preliminary investigation of the shipwreck of Admiral Balchin’s HMS Victory (which sank in 1744) during our 2008 “Atlas” season. HMS Victory was the inspiration for and direct predecessor to Nelson’s Victory and was the mightiest and most technically advanced vessel of her age.

We have been cooperating closely with the United Kingdom (UK) Ministry of Defense (the “MOD”) on the project. All activities at the site, including the recovery of two bronze cannon, have been conducted in accordance with protocols approved by the UK Government and Royal Navy officials. The Victory discovery was announced publicly February 2, 2009. On September 18, 2009, we announced an agreement with the UK Government on an 80% salvage award for the cannon recovered from the site.

Odyssey is participating in the ongoing process of consultation with the UK Government to determine what approaches should be adopted towards the wreck. We have set forth a proposal that would provide for the archaeological excavation of the shipwreck at no cost to the UK Government.

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

We expect to begin operations on this project during 2011.

Robert Fraser Projects (“Enigma,” “Firebrand,” “Shantaram”)

Odyssey executed agreements in 2010 with clients of Robert Fraser & Partners LLP (RFP) for three shipwreck search projects code named “Firebrand,” “Shantaram” and “Enigma II.”

In April 2010, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Firebrand” to clients of RFP. Under the agreements, Odyssey furnished research related to “Firebrand” and its sinking and agreed to provide a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contracts provided initial cash payments totaling approximately $3.2 million (of which $3.0 has been paid) as well as additional payments upon the sale of coins or artifacts from the “Firebrand” project. After repayment of salvage costs and fees, Odyssey will receive 75% of net revenue in aggregate until an additional £10.5 (approximately $17 million) has been received and then 50% in aggregate of all further net revenue. Search operations have already covered a major portion of the “Firebrand” project area and are expected to resume when weather in the area is appropriate for search operations.

In June 2010, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Shantaram” with clients of RFP. Under the agreements, Odyssey furnished research related to “Shantaram” and its sinking and provided a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contract provided for cash payments totaling approximately U.S. $3.4 million representing initial cash payments of $1.7 million and additional payments of approximately $1.5 million within 30 days and $0.2 million upon project completion, plus additional payments upon the sale of coins or artifacts from the “Shantaram” project. After the re-payment of salvage costs and fees, we will receive 75% of net revenue in aggregate until an additional £11.4 million (approximately $18.5 million) has been received and then 50% in aggregate of all further net revenue. The survey of the “Shantaram” search block is complete, and targets of interest have been inspected with a remotely operated vehicle. Of the amount owed to Odyssey, approximately $1.5 million related to the sale of research was not tendered to Odyssey. If not collected, Odyssey has the option to receive an additional percentage up to 11% of the net proceeds assuming the target project is located and monetized. A contract relating to additional operations relating to this project is being negotiated.

In September 2010, we executed agreements to provide supplementary project research and shipwreck search and survey services for a project code-named “Enigma II” with clients of RFP. (Our initial project with RFP, which began in November 2009 code-named “Enigma”, was completed in March 2010. Eight target sites were identified, including two sites that had some of the characteristics of the “Enigma” shipwreck. However, our subsequent analysis indicated that the sites were not the “Enigma.”) As part of the agreements for the “Enigma II” project, Odyssey furnished research related to the anticipated location of the “Enigma II” and agreed to provide the research vessel, equipment and crew to search a specified area and inspect targets in that area. The contract provided for initial cash payments totaling approximately $1.6 million to Odyssey, plus additional payments upon the sale of coins or artifacts from the “Enigma II” project. After the repayment of all recovery costs, Odyssey will receive 75% of net revenue in aggregate until an additional £5.2 million (approximately $8.4 million) has been received and then 60% in aggregate of all further net revenue. Survey operations have been completed and targets of interest have been inspected with a remotely operated vehicle.

Based on preliminary results, there is evidence suggesting that at least one of the “Robert Fraser Project” target shipwrecks has been located. Additional analysis and investigation is currently underway.

In January 2011, Odyssey executed agreements to provide marine archaeological excavation and related services on an existing project to certain client companies of RFP to verify the existence of a target shipwreck. The work will be conducted on a shipwreck site that Odyssey discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. Odyssey is providing the research vessel, equipment, technical and archaeological crew to conduct the operation. The contract provided for cash payments totaling approximately U.S. $2.3 million to Odyssey plus additional payments based upon revenue derived from the project. After the repayment of all recovery costs, Odyssey will receive at least 50% of net revenue until an additional £1.9 Million (approximately U.S. $3.1 million) has been received and then will receive a minimum of 50% of further net revenue in accordance with the search contracts.

Subject to the verification of the shipwreck’s identity, the condition of the cargo and confirmation of jurisdiction for administering legal rights and title to the shipwreck and its cargo, Odyssey expects to enter into additional agreements for the complete archaeological excavation of the site and for the conservation and documentation of any artifacts recovered.

We expect to close on agreements in the first quarter 2011 which would provide cash payments to Odyssey of approximately $2 million to expand a search and provide marine archaeological excavation and related services to certain client companies of RFP on and around a site that Odyssey discovered and inspected during a recently completed survey carried out under contract with the RFP client companies.

To protect the security of the operations and search areas, specific location details for “Enigma,” “Firebrand” and “Shantaram” are not being released at this time.

We expect to execute additional agreements with clients of RFP in 2011 for subsea mineral exploration projects. Under the proposed structure for these projects, Odyssey will be compensated for search and survey operations and development of geological research files on specific expeditions. If valuable mineral deposits are found and eventually sold, Odyssey will receive deferred cash payments and will benefit from its ownership in the subsea mineral exploration company (see “Subsea Mineral Exploration Projects” included in this section).

ET 409

In January 2010, Ethiopian Airlines Flight ET 409 crashed into the Mediterranean Sea shortly after take-off from Beirut International Airport in Lebanon. When ET 409 crashed, Lebanese authorities contacted Odyssey and asked the company to assist in the search and recovery efforts. The Ocean Alert returned to Beirut and was integrated into search operations that included the Lebanese Navy and Army, the U.S. Navy (USS Ramage) and a German Navy ship, the Laboe.

Before the plane wreckage was discovered, the Government of Lebanon asked Odyssey to provide additional capabilities for more complex technical documentation of the site. Odyssey sent the Odyssey Explorer, which was based in the UK, to Lebanon to assist. We were paid $1.4 million for the work completed to-date by the Lebanese government. We have also completed a video survey and photomosaic of the entire area of the wreckage and debris field under contract to the airline insurance company for a total contract price of $ 1.5 million. This groundbreaking project is believed to be the largest underwater geo-spatially accurate photomosaic ever completed, and required stitching together over 50,000 individual high resolution photos. Any additional work at the site is pending until a thorough review of the photomosaic has been completed and a report is produced by the accident investigation team.

Subsea Mineral Mining Exploration Projects

In November 2009, Odyssey acquired a 25% interest in SMM Project LLC, a company funded by a group of investors to bring together the exclusive licenses and skills of world renowned deep-ocean geologist Dr. Timothy McConachy of Bluewater Metals, the deep-ocean survey and exploration expertise of Odyssey, and the offshore coring and mining expertise of Robert Goodden and Subsea Minerals.

SMM Project LLC purchased a majority interest in Bluewater Metals Pty Ltd, an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. A new business entity, Dorado Ocean Resources Ltd (DOR), a limited liability company organized in Hong Kong, was formed to focus on the exploration and monetization of gold, silver, zinc and copper-rich Seafloor Massive Sulfide (SMS) deposits. In April 2010, DOR acquired SMM Project LLC and the remaining interest in Bluewater.

In April 2010, we purchased 1,200 shares of DOR for a purchase price of U.S. $2.0 million. Under the terms of the Share Subscription Agreement, Odyssey has the option to pay for this investment in cash or by providing marine services to DOR over a three-year period. Odyssey also exchanged its five membership units in SMM Project, LLC for 450 DOR shares bringing Odyssey’s total ownership in DOR to approximately 41%.

In March 2010, Odyssey entered into a long-term charter agreement for a vessel, the Dorado Discovery, a 311-foot DP2 vessel we mobilized with advanced mining and exploration equipment. Utilizing the vessel, equipment and proprietary expertise, we began subsea mineral exploration in the South Pacific in August 2010 under charter in areas covered by exploration permits held by DOR. The charter ended on December 15, 2010.

During Odyssey’s first 100 days of exploration under charter to Dorado, seafloor mapping of approximately 5% of Dorado’s tenements was completed; numerous rock samples, including sulfide samples, were recovered; and new mineral deposits were discovered in the waters surrounding the Solomon Islands and Vanuatu.

Mineral discovery highlights reported by Dorado’s on their first 100 days of exploration included:

•	assay results on samples recovered from multiple locations include high grades of gold, silver, zinc and lead;

•	one of several Seafloor Massive Sulphide (SMS) discoveries on this tour has assay results averaging 10.9 grams/tonne of gold, 550 grams/tonne of silver, and 15% zinc and lead (combined);

•	another target yielded zinc in excess of 43% and Silver at 395 grams/metric tonne;

•	nine prospects have been advanced as discoveries or high priority targets and 24 additional prospects recently visited remain of significant interest; and

•	exploration of an Epithermal Gold Deposit with previously sampled average grades of 24.7 grams/tonne of gold.

During February 2011, we expanded our deep-ocean mineral exploration client base by entering into a charter agreement with Neptune Minerals PLC (a UK Company) and Neptune Minerals, Inc. (a Nevada Corp.) and Neptune Resources Ltd. (a New Zealand Company). Under the charter, the Dorado Discovery will supply geological exploration services to Neptune Minerals to explore their tenements in the waters surrounding New Zealand during the first half of 2011. This agreement provides for 75% of the charter rate to be paid in cash to Odyssey and 25% to be paid in equity of Neptune Minerals, Inc. John Morris is a principal in Neptune Minerals, Inc. and is also the cofounder and former CEO of Odyssey and continues to be a consultant to Odyssey.

After completion of the Neptune project, it is anticipated that Odyssey will continue exploration activities using the Dorado Discovery in the South Pacific for Dorado Ocean Resources and other clients.

Other Syndication Projects

In February 2011, we entered into arrangements for a project syndication deal with Galt Resources LLC. Odyssey has received approximately $5.6 million from Galt which represent rights to future revenues of any project that Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. In addition they will share in additional net proceeds of the project at the rate of 1% for every million invested. The agreement allows Galt to select only one project, and Galt will be allowed to invest up to $10 million total with the permission of Odyssey.

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

The 2009 operations included a remote sensing in two search blocks with side-scan sonar and magnetometer, which identified multiple targets requiring additional inspection. A preliminary report and final report have been submitted to the North Carolina Department of Cultural Resources.

Although the partnership between Odyssey and Intersal resulted in positive progress on the project, Odyssey and Intersal mutually agreed to terminate the contract between the two companies, and Odyssey has no current plans to conduct operations in the Intersal permit area. Odyssey will retain a small percentage of any gross revenues realized by Intersal from shipwreck finds in the permit area.

The area covered by the Intersal permit is located near but does not overlap Odyssey’s “Firefly” project, which was acquired by Odyssey from BDJ Discovery Group in 2007 and includes one arrested site that has produced a small number of gold and silver artifacts. Odyssey does plan to continue operations on the “Firefly” project.

“Symphony” Project

Odyssey completed the first phase of survey in a search area code named “Symphony” in 2009. The work was conducted under a government permit in an exclusive claim area and in conjunction with a project partner. Results of the survey have been analyzed and compiled into a report, which has been provided to the government for review. Preliminary review of the data suggests that four shipwrecks may have been located in the phase-one search area, but at this point, none of the sites have been conclusively identified. Research suggests the search area potentially contains at least two commercial vessels with significant cargoes of gold coins. Sea conditions in this area limit the time operations can be conducted on this project and recent government regulations have made working in the area less attractive. Operations in the area have been postponed until legal and regulatory conditions are considered more favorable.

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

Because Spain is pursuing claims against our recovery from the “Black Swan” project, the HMS Sussex project, which has involved work in the Mediterranean Sea off the coast of Gibraltar, has been delayed. See “Black Swan” in the next section.

Admiralty Legal Proceedings

“Black Swan”

In April 2007, we found and recovered approximately 594,000 coins in the Atlantic Ocean approximately 1,100 meters deep, beyond the territorial waters or contiguous zone of any sovereign nation. We filed an Admiralty arrest for this site, and we were appointed substitute custodian for all artifacts recovered from the site. Odyssey code named the site “Black Swan.” In May 2007, the Kingdom of Spain filed a notice in this case stating that the Spanish government did not intend to give up rights to any Spanish property that might be on the site.

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

On June 3, 2009, a Report and Recommendation (R&R) was filed by the Magistrate Judge which recommended Spain’s Motion to dismiss the case be granted. Six separate Objections were filed, including an Objection from Odyssey, Peru, and many claiming to be descendants of merchants who owned the private cargo on the Mercedes. Odyssey’s objection included arguments that:

•	the applied legal standard of review was incorrect (i.e., the motion must be denied because the factual questions regarding jurisdiction are intertwined with the merits of the case),

•	there was no coherent vessel located at the “Black Swan” site,

•

there is clear and convincing evidence of the commercial nature of the Mercedes’ mission at the time of her demise, which Odyssey believes legally nullifies the claim to sovereign immunity of that vessel,

•	a distinction between cargo and vessel is allowed and even required by settled admiralty law; and

•	the majority of the coins aboard the Mercedes were merchant-owned, commercial cargo being shipped as freight for a fee and were never owned by Spain.

Spain filed a response to the Objections on August 31, 2009. Odyssey filed a reply to that response on October 15, 2009, reiterating that the R&R had applied the wrong legal standard of review and had incorrectly interpreted factual and legal issues. On October 14, 2009, Odyssey filed a response to a statement of interest filed in the case by the United States Department (DOJ) of Justice which, while not addressing the specific jurisdictional issue before the court, supported Spain’s argument that the Nuestra Senora de las Mercedes would have been considered a sovereign vessel. The court denied Odyssey’s motion to file a declaration signed by the primary drafter of relevant legislation. A motion to file an amicus brief by members of Congress purporting to counter the DOJ filing was also denied.

On December 23, 2009, the U.S. District Judge adopted the Magistrate’s Report and Recommendation and dismissed the case based on lack of jurisdiction. The Judge ordered Odyssey to turn over the coins to Spain, but stayed that part of the order until the Eleventh Circuit Court of Appeals rules in the case, which serves to keep the coins in Odyssey’s possession pending the outcome of the case.

We filed our notice of appeal with the Federal District Court for the Middle District of Florida and Eleventh Circuit Court of Appeals on January 15, 2010, and filed the Initial Brief on appeal with the Eleventh Circuit on May 11, 2010. Spain issued its Response to our appeal on July 19, 2010, and Odyssey’s Reply to Spain’s Response was filed on August 19, 2010. The case was scheduled for oral argument in Atlanta, Georgia on March 4, 2011 but has since been changed to the week of May 23, 2011.

In its Initial Brief, Odyssey argued that the district court erroneously dismissed the case by using flawed legal analysis and by failing to acknowledge or understand several major aspects of the case, including the issue of sovereign immunity. The opening brief also points out several erroneous factual findings and legal conclusions made by the district court including the following:

•

Not having the benefit of Aqua Log, Inc. vs. State of Georgia, 594 F.3d 1330 (11th Cir. 2010) which was decided by the Eleventh Circuit three weeks after the district court’s dismissal of the Black Swan case, the district court incorrectly held that under the Foreign Sovereign Immunities Act (FSIA), a sovereign (Spain) was not required to have possession of property to claim sovereign immunity. In Aqualog, the Eleventh Circuit held that in in rem admiralty proceedings, a sovereign is indeed required to have possession. Although the Aqualog case was an Eleventh Amendment case regarding the immunity of the state of Georgia, the Court addressed immunity for all sovereigns in such cases, including foreign countries like Spain.

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

•

Despite undisputed evidence to the contrary, the district court erroneously found that the Mercedes was not engaged in commercial activity. The majority of coins aboard the Mercedes were privately owned and commercially shipped, and the gun decks of the Mercedes had been reconfigured to accommodate paying passengers and cargo. In fact, in the aftermath of the sinking of the Mercedes, Spain went on diplomatic record to protest to the British government that the Mercedes was carrying private cargo and passengers, and therefore the British attack was an unwarranted provocation. Longstanding law, as codified in the FSIA and the SMCA (Sunken Military Craft Act) provides that a vessel is NOT entitled to foreign sovereign immunity if it was engaged in commercial acts.

•

The district court also failed to recognize that under well-established admiralty law, cargo may be separated from a vessel, and the cargo may be subdivided to determine competing claims of ownership and salvage.

Unidentified Shipwreck (Bray Case)

On December 20, 2007, Keith Bray filed an Intervening Complaint in one of our admiralty arrests (Case number 8:06-cv-1685). On February 1, 2010, Odyssey was granted Partial Summary Judgment in the case giving us title to all artifacts recovered from the site, and the in rem portion of the case was administratively closed leaving Bray’s contract claim as the only claim to be tried. Bray sought rescission of the written research contract he had executed with Odyssey claiming mutual mistake or fraud.

On August 18, 2010 the district court dismissed Bray’s intervening complaint for lack of subject matter jurisdiction. Bray filed an appeal of the dismissal on January 3, 2011 with the Eleventh Circuit Court of Appeals. Odyssey filed its response on January 26, 2011, and Bray filed a reply to our response on February 14, 2011. The parties await a ruling from the Eleventh Circuit.

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

Competition

There are a number of companies who publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archaeological shipwreck exploration company. These entities include, but are not limited to Blue Water Ventures, Mel Fisher’s Treasures, Deep Blue Marine, Marine Exploration, Inc., Oceanic Research and Recovery, Seafarer Exploration, Deep6 Ltd. and UnderSea Recovery Corporation. It is possible that one of these companies or some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

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

Gregory P. Stemm (age 53) has served as Chief Executive Officer since January 3, 2008 and prior to June 2010 was also Chairman of the Board. Mr. Stemm previously served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He served as Co-Chairman of the Board since February 24, 2006 until his present appointment.

Mark D. Gordon (age 50) has served as President and Chief Operating Officer since October 2007 and was appointed to the Board of Directors in January 2008. Previously Mr. Gordon served as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different start-up ventures (1987-2003).

Michael J. Holmes (age 61) has served as Chief Financial Officer since May 2004. Mr. Holmes joined Odyssey as Controller in March 2004 and had previously served in a variety of financial management positions with Anheuser-Busch Companies, Inc. to include Vice President Finance, Sea World Orlando (1998-2003).

David A. Morris (age 60) has served as Secretary since August 1997 and Treasurer from August 1997 until May 2010.

Jay A. Nudi (age 47) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi assumed the additional responsibilities of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004). Previously he served as a consultant to various companies on specific value added engagements (2001-2003).

Laura L. Barton (age 48) was appointed Vice President of Communications in November 2007. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Employees

As of December 31, 2010, we had 42 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract crewmen who operate our two vessels and technicians who perform marine survey and recovery operations on our vessels and from time to time we hire subcontractors and consultants to perform specific services.

Internet Access

Odyssey’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Odyssey’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.shipwreck.net (SEC Filings Link).

Other Financial Obligations

On March 5, 2010, we entered into a four-year charter agreement for a vessel that we began to use for subsea mineral mining exploration in the South Pacific beginning in the third quarter of 2010. The vessel charter includes a day rate of £7,000 GBP which is subject to an increase in the third and fourth years based on the average increase in the United Kingdom Consumer Price Index in the first two years. At current foreign exchange rates, the charter rate equates to approximately $11,300 per day, or $4.1 million annually. The Company can terminate the charter with a ninety day notice and a termination fee of £630,000 GBP (approximately $1,000,000). The termination fee can be eliminated or reduced if the vessel is chartered to a third party prior to the end of the termination period.

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

An investment in Odyssey is extremely speculative and of exceptionally high risk. Although we have access to a substantial amount of research and data which has been compiled regarding various shipwreck projects, the quality and reliability of such research and data is uncertain. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the excavation cost will exceed the value of the objects recovered or those others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing title to them, there are no assurances as to the value that such objects will bring at their sale, as the market for such objects is uncertain.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our losses from operations were $16.4 million in 2010, $18.6 million in 2009, and $24.8 million in 2008. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

We employ state-of-the-art technology including side-scan sonar, magnetometer, Remotely Operated Vehicles (ROVs), and other advanced science and technology to locate and recover shipwrecks at depths previously unreachable in an economically feasible manner. Although we try to maintain redundancy on critical equipment and components, equipment failures may require us to delay or suspend operations. Also, while we endeavor to keep marine equipment in excellent working condition and current with all available upgrades, technological advances in new equipment may provide superior efficiencies than the capabilities of our existing equipment and this could require us to purchase new equipment which could require additional needs for capital.

We may not be able to contract with clients or customers for marine services or syndicated projects.

During 2010 we recorded approximately $21 million of revenue by chartering vessels, equipment and crew and providing marine services to clients or customers. While the results of these syndicated projects were generally successful, the clients or customers may not be willing or financially able to continue with syndicated projects of this type in the future. Failure to secure such revenue producing contracts in the future would have a material impact on our revenue and operating cash flows.

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

Assuming an investment of $100 on December 31, 2005, and reinvestment of all dividends, the graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative return of the Standard & Poor’s 500 Market Index and the Russell 2000 Market Index.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG ODYSSEY,

S&P 500 STOCK INDEX AND RUSSELL 2000 STOCK INDEX

Total Return Analysis	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Odyssey Marine Exploration, Inc.	$100.00	$82.49	$174.86	$90.96	$39.83	$78.53
S&P 500 Index	$100.00	$115.79	$122.15	$76.96	$97.32	$111.97
Russell 2000 Index	$100.00	$117.00	$113.79	$74.19	$92.90	$116.40

Price Range of Common Stock

On November 19, 2003, our common stock was listed on the American Stock Exchange and was traded under the symbol OMR. On July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. The following table sets forth the high and low sale prices for our common stock during each quarter presented.

	Price
	High	Low
Quarter Ended
March 31, 2009	$5.23	$2.75
June 30, 2009	$3.95	$1.39
September 30, 2009	$2.33	$1.44
December 31, 2009	$1.93	$1.34
Quarter Ended
March 31, 2010	$1.56	$1.27
June 30, 2010	$1.50	$0.94
September 30, 2010	$1.95	$0.97
December 31, 2010	$2.90	$1.73

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at February 14, 2011 was 240. This does not include shareholders that hold their stock in accounts in street name with broker/dealers which approximate another 11,000 holders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock or preferred stock and none are anticipated in the foreseeable future. Holders of our Series G 8% Convertible Preferred Stock accumulate dividends as described in NOTE Q. These dividends are not payable until declared by the Board of Directors.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2010 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the quarter ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data, which should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes to those statements included in “Item 8. Financial Statements and Supplementary Data” and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data have been derived from the Company’s audited financial statements.

	Years Ended December 31,
Dollars in thousands except per share amounts	2010	2009	2008	2007	2006
Results of Operations
Revenue	$21,001	$4,347	$4,105	$6,147	$5,064
Net income (loss)	(23,343)	(18,628)	(24,841)	(23,833)	(19,088)
Earnings (loss) per share – basic	(0.36)	(0.33)	(0.50)	(0.54)	(0.41)
Earnings (loss) per share – diluted	(0.36)	(0.33)	(0.50)	(0.54)	(0.41)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$19,407	$20,256	$30,462	$38,558	$27,208
Long-term obligations	2,776	2,950	3,123	2,601	3,053
Shareholder’s equity (deficit)	(7,548)	7,562	18,125	30,199	17,366

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2010, 2009 and 2008, all of which included a twelve-month period fiscal year that ended December 31.

2010 Compared to 2009

			2010 vs. 2009
(Dollars in millions)	2010	2009	$	%
Artifact sales and other	$.4	$1.6	$(1.2)	(76)%
Exhibit	.1	.6	(.5)	(76)
Expedition charter	20.5	2.1	18.4	867

Total revenue	$21.0	$4.3	$16.7	383%

Cost of sales	.2	.7	(.5)	(72)
Operations and research	19.6	12.6	7.0	55
Marketing, general and administrative	9.2	9.4	(0.3)	(3)
Receivable reserves	8.5	—	8.5	na

Total operating expenses	$37.4	$22.7	$14.7	65%

Other income (expense)	$(6.9)	$(0.3)	(6.7)	(2,436)%

Revenue

Revenue is generated through the sale of coins, artifacts and merchandise, the lease of our themed attraction exhibit and expedition charters.

Expedition charter revenue was $20.5 million in 2010 versus $2.1 million in 2009. In 2010, $9.0 million related to our syndicated projects with clients of Robert Fraser Partners LLP (RFP) that included four separate projects (Enigma I and II, Firebrand and Shantaram). Also in 2010, $7.9 million represented charter services sold to Dorado Ocean Resources for deep ocean mineral mining exploration. These two customers represented 82% of our expedition charter revenue in 2010. Other projects for 2010 included the ET 409 aircraft recovery and photomosaic project ($2.9 million) and $.7 million from other charter services. During the fourth quarter 2009 we initiated the first RFP project ($2.0 million) for research, shipwreck search and survey services related to the “Enigma I” project (see Operational Projects, Item 1).

Artifact sales and other revenues primarily include coin sales, but also include other artifacts, merchandise, commissions, and other miscellaneous revenue. Artifact and other revenues for 2010 and 2009 were $.4 million and $1.6 million, respectively. We believe the decrease of $1.2 million in artifact sales and other in 2010 primarily related to overall poor economic conditions and availability of new product offerings. As of December 31, 2010, we had a remaining inventory of approximately 28,500 silver coins. Our artifact and other and exhibit revenue for 2010 and 2009 was predominantly U.S. domestic-based.

Exhibit revenue was $.1 million and $.6 million in 2010 and 2009, respectively. Odyssey’s SHIPWRECK! Pirates & Treasure is an interactive multi-media exhibit and features hundreds of artifacts recovered from our deep-ocean shipwreck expeditions. The decrease of $.5 million in 2010 because Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on tour for four months in 2010 versus eleven months on two separate tours in 2009. The non-booked months in 2010 were related to downtime for planned exhibit refurbishment after runs at five venues and over 600,000 visitors. The exhibit opened at the Maryland Science Center in Baltimore on October 1, 2010 and ran through January 31, 2011. In 2009 the exhibit was featured at two locations (Oklahoma City and Charlotte, North Carolina). Exhibit revenue varied dependent on the type of contract which was either a fixed rental or a per visitor basis. The exhibit is currently booked through August 2012.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins decreased 72% for 2010 versus 2009 primarily because of fewer coins sold in 2010. Actual cost as a percentage of coin sales was 41% and 44% in 2010 and 2009, respectively. There is no cost of sales component associated with the themed attraction and expedition charter revenues.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Research, and Marine Operations, which include all vessel operations. Operations and research expenses were $19.6 million in 2010, compared to $12.6 million in 2009. The $7.0 million increase, or 55%, was primarily related to our two chartered vessels ($8.5 million). The Dorado Discovery vessel comprised $6.0 million of the increase and has completed its charter with Dorado Ocean Resources Ltd. in mid-December after a successful four month charter in the South Pacific (see Operational Projects, Item 1). Our second chartered vessel, which comprised $2.5 million of the increase, was deployed during the second quarter 2010 to work on the “Shantaram” project and then was sub-chartered to a third party in the third quarter and went off-charter in the fourth quarter. The unfavorable charter variances were primarily offset by favorable variances for our two owned vessels, most of which represented the Ocean Alert which has been in port for the latter part of 2010. Our current plans are either to sell or charter the Ocean Alert in 2011.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $9.2 million in 2010 versus $9.4 million in 2009. The decrease was primarily attributable to reduced corporate overhead of $.3 million including professional fees and expenses and depreciation.

Receivable reserves of $8.5 million in 2010 include approximately $1.5 million which related to the sale of research for the “Shantaram” project which has not been received. If not collected, Odyssey has the option to receive an additional percentage up to 11% of the net proceeds assuming the target project is located. The additional reserve of $6.9 million represents the net amount due from DOR for charter services. The DOR reserve does not include $2.0 million of receivables which can be offset against our subscription payable to DOR. At the present time, we cannot determine with certainty as to the amount of cash we may or may not receive from our charter services with DOR of which we have approximately a 41% interest. As discussed in Part I, Item 1- Business, Operational Projects and Status, the DOR expedition with Odyssey achieved outstanding results in the first charter which covered approximately 5% of DOR tenements. Also, with the recent mining license issued to Nautilus Minerals, another mineral exploration company operating in the South Pacific, there has been significant attention being given to this relatively new emerging industry. DOR is in the process of raising the additional capital in order to begin further operations in the initial areas of success. Odyssey has several possibilities for recognizing benefits from the accounts receivable from DOR. We may receive all or only a portion of the receivables in cash. We have the option to convert our non-mobilization portion of the accounts receivable into additional equity of DOR at the last subscription price. If we were to convert the receivables to equity, Odyssey could increase its stake to approximately 49% prior to any future dilution. We can also convert all or a portion of the receivables into a note receivable or debenture which would provide a coupon rate and potentially other enhancements. Due to the lack of clarity on the ultimate form of collection of the DOR receivable, we recorded a $6.9 million receivable reserve against operations. There remains a $2.0 million account receivable from DOR which could be offset against our subscription payable of $2.0 million which is due by April 1, 2013. Had we converted our accounts receivable into equity in DOR, we would have also been required to absorb our ownership percentage of accumulated losses of DOR. Since DOR is in the start-up phase of operations, continued losses would have eventually reduced our long term investment against the income statement as loss from unconsolidated entity. We will retain our ownership interest in DOR and continue to be very optimistic concerning the future potential of this emerging new business. We believe that we may receive the economic benefit of all or a portion of the receivable that relates to the reserve that has been established and will continue to evaluate this asset accordingly in future periods.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and other loans. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment. Beginning in the fourth quarter 2010 it included the change in fair value of the derivatives related to our issuance of Series G preferred stock and the gain/(loss) on debt extinguishment. Total other expense was $6.9 million in 2010 and $.3 million in 2009. The unfavorable difference of $6.7 million primarily represented the change in fair value of the derivatives related to the Series G Redeemable Preferred Stock ($3.6 million) and loss on our equity investment in Dorado Ocean Resources ($2.4 million) which has been recorded pursuant to Accounting Standards Codifications. See Notes K and Q of our Consolidated Financial Statements for the discussion of the derivative loss and redeemable preferred stock and Note J for our loss on our equity investment. Other items included the loss on debt extinguishment of $.4 million which resulted from our exchange of notes payable for an investment in the Series G preferred stock (see Note Q) and $.5 million for interest expense on our revolving line of credit and other loans.

Income Taxes

We did not record any provision (benefit) for income taxes in 2010 or 2009. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $45.9 million against the deferred tax assets as of December 31, 2010 compared to $39.7 million as of December 31, 2009. As required by the Accounting for Income Taxes topic in the Accounting Standards Codification (“ASC”), we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high-value shipwrecks (such as HMS Sussex) or successful admiralty proceedings regarding salvage claims to “Black Swan” high value cargo and thus a valuation allowance has been recorded as of December 31, 2010. We anticipate that we will continue to incur net losses in 2011. Our ability to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks and our ability to generate expedition charter revenue. Our current estimates do not include monetizing any assets from the “Black Swan” or HMS Victory projects in 2011. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(Dollars in thousands)	2010	2009
Summary of Cash Flows:
Net cash (used) by operating activities	$(12,159)	$(12,597)
Net cash (used) by investing activities	(1,631)	(1,650)
Net cash provided by financing activities	11,880	5,652

Net increase (decrease) in cash and cash equivalents	$(1,910)	$(8,595)

Beginning cash and cash equivalents	2,145	10,740

Ending cash and cash equivalents	$236	$2,145

Discussion of Cash Flows

Net cash used in operating activities in 2010 was $12.2 million. This amount primarily reflected an operating loss of $23.3 million offset in part by non-cash items including depreciation and amortization ($2.2 million), share-based compensation ($2.1 million), loss from unconsolidated entity ($2.4 million), change in fair value of derivatives liabilities due to the issuance of Series G preferred stock ($3.6 million), and loss on extinguishment of debt and loan discount amortization related to the exchange of notes payable for Series G preferred stock ($.5 million). The overall net increase in accounts receivable, net of reserves of $8.5 million, is $1.8 million which primarily represents charter services for DOR (see Item 7. Cost and Expenses discussion). Other working capital changes included an increase in accounts payable and accrued expenses of $2.8 million ($2.1 million represents ship charter-related expenses), and a decrease in deferred revenue of $.5 million (representing cash receipts of $3.7 million offset by revenue recognized of $4.2 million on the “Firebrand,” “Enigma” and “Shantaram” projects). Net cash used in operating activities in 2009 was $12.6 million. This amount primarily reflected an operating loss of $18.6 million offset in part by non-cash items including depreciation and amortization ($2.3 million), share-based compensation ($2.0 million), loss from equity investment ($.1 million), increase in accrued expenses and deferred revenue ($1.4 million) and accounts payable ($.6 million), a decrease in inventory ($.6 million), accounts receivable ($.2 million) and restricted cash ($.1 million) required by our credit facility and building mortgage with Fifth Third Bank.

Cash flows used in investing activities were $1.6 million and $1.6 million for the twelve months in 2010 and 2009, respectively. Cash flows used in investing activities for 2010 of $1.6 million primarily represented marine property and equipment purchases for our business venture into subsea mineral mining and exploration. Cash used in investing activities in 2009 included the purchase of $.8 million of vessel-related property and equipment, $.3 million of capitalized maintenance for major overhaul of the Ocean Alert tail shaft, and $.5 million for our equity investment in SMM Project LLC to pursue opportunities in the exploration of deep-ocean gold and copper deposits.

Cash flows provided by financing activities in 2010 were $11.9 million which included $6.2 million proceeds from the issuance and sale of common stock in January 2010 offset by fees related to the private offering of $.2 million, $1.8 million proceeds from the issuance of promissory notes in August 2010 (of which $1.0 million was exchanged for Series G preferred stock in October 2010), $5.1 million in proceeds from the sale of Series G preferred stock in October 2010, and repayment of $1.0 million of mortgage and loans payable ($.9 million of which related to the repayment of the promissory notes in October 2010). Cash flows provided by financing activities for 2009 were $5.7 million which primarily included $5.9 million from the issuance of common stock and exercise of warrants offset by loan repayments of $.2 million.

General Discussion 2010

At December 31, 2010, we had cash and cash equivalents of $.2 million, a decrease of $1.9 million from the December 31, 2009 balance of $2.1 million.

Equity-Related

During January 2010, we entered into individual purchase agreements with certain investors pursuant to which we sold an aggregate of 4,000,000 shares of Odyssey’s common stock and warrants to purchase up to 2,400,000 shares of common stock to such investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 shares of common stock. The purchase price for each unit was $1.565. The warrants have an exercise price of $2.25 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on January 29, 2013. The net proceeds to us from the registered direct public offering, after deducting placement agent fees and its offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were $6.1 million.

On February 12, 2010, we issued 500,000 shares of common stock to one institutional investor. The shares of common stock were issued upon conversion of 500,000 outstanding shares of our Series D Convertible Preferred Stock that were originally purchased in January 2007.

On March 18, 2010, we issued 600,000 shares of common stock to one institutional investor. The shares of common stock were issued upon conversion of 600,000 outstanding shares of the Odyssey’s Series D Convertible Preferred Stock that were originally purchased in May 2007.

On April 20, 2010, we issued 600,000 shares of common stock to one institutional investor. The shares of common stock were issued upon conversion of 600,000 outstanding shares of the Company’s Series D Convertible Preferred Stock that were originally purchased in May 2007.

On April 30, 2010, SMM Project LLC was acquired by Dorado Ocean Resources Ltd (DOR) through a stock exchange agreement. We were issued 450 DOR shares in exchange for our surrendered shares in SMM. Additionally, we invested $2 million dollars for 1,200 shares of DOR resulting in a 41.25% ownership of DOR. Under the terms of the Share Subscription Agreement, we have the option to pay for this investment in cash or by providing marine services to DOR over a three-year period.

On May 6, 2010, we issued 1,300,000 shares of common stock to one institutional investor. The shares of common stock were issued upon conversion of 13 outstanding shares of the Odyssey’s Series E Convertible Preferred Stock that were originally purchased in September 2007. The Series E Convertible Preferred Stock was convertible into 100,000 shares common for every one share of preferred. As a result of the conversion, there are no longer any shares of Series E Convertible Preferred Stock outstanding.

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

On October 6, 2010, we entered into separate purchase agreements with certain investors to sell 24 shares of Series G 8% Convertible Preferred Stock, par value $0.0001 per share, and warrants to purchase up to 1,800,000 shares of Odyssey’s common stock to such investors. The Series G Preferred stock and warrants were offered as units, with each unit consisting of one share of Preferred Stock and a Warrant to purchase 75,000 shares of common stock. The purchase price for each unit was $250,000. The transaction closed on October 12, 2010, and we sold 20 of the units for cash, and four of the units were issued upon tender of an aggregate of $1.0 million of principal amount of the promissory notes that Odyssey issued in August 2010 by the holders thereof. Accordingly, the net cash proceeds to Odyssey were approximately $5.0 million. See NOTE Q to the Consolidated Financial Statements for further information and the planned accounting for this transaction.

Other Areas

Beginning in late 2009, 2010 and so far in 2011, Odyssey has executed six agreements with clients of Robert Fraser & Partners LLP (RFP) for four shipwreck search projects code named “Firebrand”, “Shantaram” and “Enigma I and II,” and two other follow-up/verification agreements on the projects. These agreements total approximately $14 million for which we have received approximately $12.3 million. We are planning additional projects with RFP in 2011 focusing on mineral exploration (see Operational Projects, Item1.).

In February 2011, Odyssey closed on a project syndication deal with Galt Resources LLC. Odyssey has received approximately $5.6 million from Galt which represent rights to future revenues of the project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. In addition they will share in the future net proceeds of the project at the rate of 1% for every million invested. The agreement allows Galt to select only one project, and Galt will be allowed to invest up to $10 million total with the permission of Odyssey.

During February 2011, Odyssey entered into a charter agreement with Neptune Minerals PLC (a UK Company) and Neptune Minerals, Inc. (a Nevada Corp.) and Neptune Resources Ltd. (a New Zealand Company) for the Dorado Discovery to supply geological exploration services to Neptune Minerals to explore their tenements in the waters surrounding New Zealand in the first half of 2011. Odyssey expects to receive a minimum of $3 million in cash for the charter services.

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

The line of credit is secured by approximately 28,500 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. At December 31, 2010, the credit line was fully extended. We are currently in negotiations with the Bank to extend the line of credit.

Trends and Uncertainties

Our current 2011 business plan estimates positive cash flow from operation activities, which assumes several of our planned projects are financed through project syndications or other partnership opportunities. One or more of these projected project financing or partnership opportunities may not be realized which may require the need for additional cash. We are also estimating capital expenditure needs of approximately $3.5 million primarily related to specialized equipment necessary for several of our upcoming projects. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2011 taking into account our current cash flow expectations and expected revenues from multiple sources, including projected sales, syndicated projects and potential financing opportunities. Based upon current discussions with Fifth Third Bank, we expect to renew or extend our existing credit facility before termination in April 2011. However, we cannot be assured of our ability to do so and may need to seek additional capital in 2011 to pay off our existing balance. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or to generate income from other projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court or negotiate a settlement with other claimants in the case. At the present time, we cannot determine how long that process may take. We have also identified one of our potential high value target shipwrecks, HMS Victory, and at least one of our Robert Fraser shipwreck targets. We may not be able to begin recovery operations on projects as planned or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

2009 Compared to 2008

			2009 vs. 2008
(Dollars in millions)	2009	2008	$	%
Artifact sales and other	$1.6	$1.7	$(.1)	(6)%
Exhibit	.6	.5	.1	31
Expedition charter	2.1	1.9	.2	11

Total revenue	$4.3	$4.1	$.2	6%

Cost of sales	.7	.6	—	8
Operations and research	12.6	18.6	(6.0)	(32)
Marketing, general and administrative	9.4	9.8	(0.4)	(4)

Total operating expenses	$22.7	$29.1	$(6.4)	(22)%

Other income (expense)	$(0.3)	$.1	$(0.4)	(321)%

Revenue

In the fourth quarter 2009, expedition charter revenue included compensation to provide project research and shipwreck search and survey services to client companies of Robert Fraser & Partners LLP (RFP) located in the United Kingdom. In 2008, expedition charter revenue included revenue associated with the production of the shipwreck exploration television series Treasure Quest.

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

Expedition charter revenue for fourth quarter 2009 included $.8 million for the sale of research and $1.2 million for shipwreck search and survey services related to the RFP “Enigma” project (see Operational Projects, Item 1). In 2008, expedition charter revenue included $1.9 million of expedition charter revenue related to the television series Treasure Quest.

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

Equity-Related

On January 23, 2009, we received $.8 million from the exercise of warrants to purchase 197,600 shares of Series D Convertible Preferred stock at a price of $4.00 per share. On January 28, 2009, we issued 250,000 shares of common stock to one accredited investor upon conversion of 250,000 shares of Series D Convertible Preferred Stock.

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

On October 1, 2009, we issued 700,000 shares of common stock to one institutional investor upon conversion of 700,000 outstanding shares of the Series D Convertible Preferred stock. On November 6, 2009, we filed a shelf registration statement with the SEC which was declared effective by the SEC on November 20, 2010. The shelf registration enables us to sell common stock, preferred stock, debt securities, and/or warrants in one or more offerings up to a total dollar amount of $50,000,000.

In November 2009, we invested $500,000 for a 25% interest in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. The focus will be on the exploration and monetization of gold, silver, zinc and copper-rich Seafloor Massive Sulfide (SMS) deposits through a new business entity, Dorado Ocean Resources (DOR), which has acquired the remaining interest in Bluewater. Odyssey dedicated certain marine assets, including a ship and related marine exploration technology, to the endeavor. For the year ended December 31, 2009, SMM incurred a loss of $210,116 of which $52,529 is allocable to us. This amount is shown in the income statement in Income (loss) from unconsolidated entity.

Robert Fraser Marine Ltd Projects

In November 2009, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Enigma” to client companies of RFP. Under the agreements, Odyssey furnished research related to the “Enigma” and its sinking and provided a research vessel, equipment and crew to search a specified area and inspect targets in that area. The contracts provided initial cash payments totaling £2.1 million (approximately $3.5 million) to Odyssey as well as additional payments upon the sale of coins or artifacts from the “Enigma” project.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. John C. Morris, a former officer and director, has indemnification extended during the term of his consulting agreement. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2010.

Critical Accounting Estimates

The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note A to the Consolidated Financial Statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

Long-Lived Assets

As of December 31, 2010, we had approximately $8.3 million of property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2010. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance of $46.0 million has been recorded as of December 31, 2010. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the Black Swan project, we do not have the ability to monetize the recovered cargo unless we are awarded title or a salvage award by the U.S. District Court or enter into a negotiated agreement with other claimants in the case.

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

Allowance for Doubtful Accounts

In determining the collectability of our accounts receivable, we need to make certain assumptions and estimates. Specifically, we may examine accounts and assess the likelihood of collection of particular accounts.

Derivative Financial Instruments

In evaluating fair value of derivative financial instruments, there are numerous assumptions which management must make that may influence the valuation of the derivatives as included in the financial statements.

Contractual Obligations

At December 31, 2010, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,951	$175	$2,210	$566	$—
Interest on debt	392	131	206	55	—
Operating lease	12,988	3,688	8,604	696	—

Total contractual obligations	$16,331	$3,994	$11,020	$1,317	$—

Long-term debt represents the amount due on our existing mortgages. The operating lease represents our vessel charter. The vessel charter has a lease period is March 2010 to February 2013 as well as a ninety-day termination notice clause.

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

The information required by this item appears beginning on page 29.

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

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholder to be held on June 1, 2011.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a)	Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 29.

	(b)	Consolidated Financial Statement Schedules See “Index to Consolidated Financial Statements” on page 29.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent auditor, Ferlita, Walsh & Gonzalez, P.A., a registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity/(deficit) and cash flows for each of the years in the three-year period ended December 31, 2010, 2009, and 2008. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on its internal control over financial reporting.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Odyssey Marine Exploration, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey Marine Exploration and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity/(deficit) and cash flows for each of the years in the three-year period ended December 31, 2010, 2009 and 2008, and our report dated February 24, 2011 expressed an unqualified opinion.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 24, 2011

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$235,762	$2,145,449
Restricted cash	563,710	574,266
Accounts receivable, net	2,095,571	246,266
Inventory	409,613	637,882
Other current assets	467,180	299,865

Total current assets	3,771,836	3,903,728

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,637,638	15,002,858
Building and land	4,671,231	4,491,143
Accumulated depreciation	(12,979,576)	(10,826,125)

Total property and equipment	8,329,293	8,667,876

OTHER ASSETS
Inventory (non-current)	6,020,699	5,950,475
Restricted cash	183,498	176,310
Investment in unconsolidated entity	—	447,471
Other long-term assets	1,101,367	1,110,111

Total other assets	7,305,564	7,684,367

Total assets	$19,406,693	$20,255,971

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,238,356	$365,029
Accrued expenses and other	2,766,672	2,132,997
Deferred revenue	730,098	1,257,453
Subscription payable	1,998,800	—
Derivative liabilities	6,363,144	—
Mortgage and loans payable	5,174,537	5,100,794

Total current liabilities	19,271,607	8,856,273

LONG-TERM LIABILITIES
Mortgage and loans payable	2,776,383	2,950,331
Deferred income from Revenue Participation Certificates	887,500	887,500

Total long-term liabilities	3,663,883	3,837,831

Total liabilities	22,935,490	12,694,104

Commitments and contingencies (Note U)

Redeemable Series G Convertible Preferred stock	4,019,523	—

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 9,361,176 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 448,800 and 2,148,800 shares authorized, respectively; 206,400 and 1,906,400 issued and outstanding, respectively	21	191
Preferred stock series E convertible - $.0001 par value; 0 and 20 shares authorized, respectively; 0 and 13 shares issued and outstanding, respectively	—	—
Common stock – $.0001 par value; 100,000,000 shares authorized; 67,082,835 and 59,425,947 issued and outstanding	6,708	5,943
Additional paid-in capital	122,722,840	114,490,556
Accumulated deficit	(130,277,889)	(106,934,823)

Total stockholders’ equity/(deficit)	(7,548,320)	7,561,867

Total liabilities and stockholders’ equity/(deficit)	$19,406,693	$20,255,971

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008
REVENUE
Artifact sales and other	$391,189	$1,636,042	$1,744,488
Exhibit	140,000	593,798	453,290
Expedition	20,469,506	2,117,625	1,907,000

Total revenue	21,000,695	4,347,465	4,104,778

OPERATING EXPENSES
Cost of sales	191,091	680,530	631,613
Operations and research	19,570,672	12,594,834	18,612,910
Marketing, general and administrative	9,151,502	9,426,775	9,825,392
Receivable reserves	8,494,672	—	—

Total operating expenses	37,407,937	22,702,139	29,069,915

LOSS FROM OPERATIONS	(16,407,242)	(18,354,674)	(24,965,137)

OTHER INCOME OR (EXPENSE)
Interest income	3,903	38,255	227,146
Interest expense	(515,878)	(334,364)	(196,409)
Change in derivative liabilities fair value	(3,638,112)	—	—
Loss on debt extinguishment	(383,023)	—	—
Loss from unconsolidated entity	(2,447,471)	(52,529)	—
Other income	44,757	75,114	93,129

Total other income or (expense)	(6,935,824)	(273,524)	123,866

LOSS BEFORE INCOME TAXES	(23,343,066)	(18,628,198)	(24,841,271)
Income tax (provision) benefit	—	—	—

NET LOSS	$(23,343,066)	$(18,628,198)	$(24,841,271)

LOSS PER SHARE
Basic and diluted	$(.36)	$(.33)	$(.50)
Weighted average number of common shares outstanding
Basic and diluted	65,633,382	56,211,952	49,202,394

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008
Preferred Stock, Series D – Shares
At beginning of year	1,906,400	6,900,000	6,900,000
Preferred stock issued for cash	—	197,600	—
Preferred stock converted to common	(1,700,000)	(5,191,200)	—

At end of year	206,400	1,906,400	6,900,000

Preferred Stock, Series E – Shares
At beginning of year	13	13	13
Preferred stock issued for cash	(13)	—	—

At end of year	—	13	13

Preferred Stock, Series F – Shares
At beginning of year	—	—	22
Preferred stock converted to common stock	—	—	(22)
Preferred stock issued for cash	—	—	—

At end of year	—	—	—

Common Stock – Shares
At beginning of year	59,425,947	52,410,248	47,766,848
Common stock issued for preferred stock conversion	3,000,000	5,191,200	2,200,000
Common stock issued for cash	4,000,000	1,722,500	2,351,174
Common stock issued for services	656,888	101,999	92,226

At end of year	67,082,835	59,425,947	52,410,248

Preferred Stock, Series D
At beginning of year	$191	$690	$690
Preferred stock issued for cash	—	20	—
Preferred stock converted to common	(170)	(519)	—

At end of year	$21	$191	$690

Preferred Stock, Series E
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Preferred Stock, Series F
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$5,943	$5,241	$4,777
Common stock issued for preferred stock, Series F, conversion	300	519	220
Common stock issued for cash	400	172	235
Common stock issued for services	65	11	9

At end of year	$6,708	$5,943	$5,241

Paid-in Capital
At beginning of year	$114,490,556	$106,425,370	$93,659,049
Series D Preferred stock issued for cash	—	790,380	—
Accretion of Series G Preferred stock	(383,050)	—	—
Warrants issued in connection with short term funding	150,892	—	—
Common stock issued for cash	6,056,346	5,106,078	10,822,885
Share-based compensation	2,408,226	2,168,728	1,943,656
Common stock issued for preferred stock conversion	(130)	—	(220)

At end of year	$122,722,840	$114,490,556	$106,425,370

Accumulated Deficit
At beginning of year	$(106,934,823)	$(88,306,625)	$(63,465,354)
Net loss	(23,343,066)	(18,628,198)	(24,841,271)

At end of year	(130,277,889)	(106,934,823)	(88,306,625)

Total stockholders’ equity / (deficit)	$(7,548,320)	$7,561,867	$18,124,676

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,343,066)	$(18,628,198)	$(24,841,271)
Adjustments to reconcile net loss to net cash used by operating activity:
Financing costs	—	—	73,294
Share based compensation	2,137,136	2,027,340	1,846,341
Depreciation	2,162,194	2,276,353	2,617,809
Loan discount amortization	129,375	—	—
Loss on extinguishment of debt	383,023	—	—
Change in derivatives liabilities fair value	3,638,112	—	—
Loss from unconsolidated entity	2,447,471	52,529	—
(Gain) Loss on disposal of equipment	—	—	78,060
Accounts receivable - reserve	8,494,672	—	—
(Increase) decrease in:
Accounts receivable	(10,343,976)	222,530	116,255
Restricted cash	3,368	91,215	(841,791)
Inventory	158,045	605,418	577,871
Other assets	(167,315)	13,518	108,505
Increase (decrease) in:
Accounts payable	1,873,327	(623,377)	212,028
Accrued expenses and other	796,166	108,079	(1,380,711)
Deferred revenue	(527,355)	1,257,453	—

NET CASH (USED) IN OPERATING ACTIVITIES	(12,158,824)	(12,597,140)	(21,433,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and improvements	(1,630,108)	(1,149,981)	(1,375,461)
Investment in unconsolidated entity	(1,200)	(500,000)	—
Proceeds from sale of equipment	—	—	12,000

NET CASH (USED) IN INVESTING ACTIVITIES	(1,631,308)	(1,649,981)	(1,363,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,243,000	5,106,250	10,823,120
Proceeds from issuance of loan payable	1,872,714	—	10,040,500
Proceeds from issuance of preferred stock	5,050,000	—	—
Proceeds from warrants exercise	—	790,400	—
Broker commissions and fees on private offering	(186,254)	—	—
Repayment of mortgage and loans payable	(1,099,015)	(244,438)	(5,647,540)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,880,445	5,652,212	15,216,080

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,909,687)	(8,594,909)	(7,580,991)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,145,449	10,740,358	18,321,349

CASH AND CASH EQUIVALENTS AT END OF YEAR	$235,762	$2,145,449	$10,740,358

SUPPLEMENTARY INFORMATION:
Interest paid	$410,350	$338,283	$176,892
Income taxes paid	$—	$—	$—

NON-CASH TRANSACTIONS:
Settlement of outstanding debt with line of credit	$—	$—	$3,018,310
Compensation paid by common stock	$561,594	$117,804	$165,051
Building and equipment purchased with financing	$186,762	$—	$779,000
Acquired non-controlling interest of Dorado Ocean Resources, Ltd. with the assumption of a subscription payable of an equal amount (See NOTE J)	$1,998,800	$—	$—

Summary of Significant Non-Cash Transactions

On October 6, 2010, we and certain investors entered into separate purchase agreements pursuant to which we agreed to sell an aggregate of 24 shares of Odyssey’s Series G 8% Convertible Preferred Stock, par value $0.0001 per share, and warrants to purchase up to 1,800,000 shares of Odyssey’s common stock to such investors. The Series G preferred stock and warrants were offered as units, with each unit consisting of one share of Preferred Stock and a Warrant to purchase 75,000 shares of common stock. The purchase price for each unit was $250,000 for a total offering of $6,000,000. Of the $6,000,000, $5,050,000 was received in cash and $950,000 was converted from our $1,800,000 of promissory notes that were issued on August 20, 2010. See NOTE K and NOTE Q.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Odyssey Marine, Inc., Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc. and Odyssey Marine Entertainment, Inc. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated.

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

Revenue Recognition and Accounts Receivable

Revenue from sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. Exhibit or expedition revenue is recognized based upon the accrual method of accounting supported by contractual terms of an agreement. Bad debts are recorded as identified and, from time to time, a specific reserve allowance will be established when required. A return allowance is established for sales which have a right of return. Accounts receivable is stated net of any recorded allowances.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the Accounting Standards Codification (“ASC”) topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Comprehensive Income

United States Treasury bills with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At December 31, 2010, we did not own United States Treasury Bills with a maturity greater than three months.

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

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options and warrants and the if-converted method to compute potential common shares from Preferred Stock or other convertible securities. In the case of liability classified warrants, we use the reverse treasury stock method.

When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the Diluted EPS calculation.

At December 31, 2010, 2009 and 2008 weighted average common shares outstanding were 65,633,382, 56,211,952 and 49,202,394, respectively. For the periods ending December 31, 2010, 2009 and 2008 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2010	2009	2008
Average market price during the period	$1.56	$2.48	$4.51

In the money potential common shares excluded	—	—	465,229

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2010	2009	2008
Out of the money options and warrants excluded:

Stock Options with an exercise price of $1.74 per share	71,500	—	—
Stock Options with an exercise price of $2.25 per share	200,000	—	—
Stock Options with an exercise price of $2.50 per share	—	33,000	—
Stock Options with an exercise price of $3.50 per share	1,266,666	1,417,916	—
Stock Options with an exercise price of $3.51 per share	984,670	1,003,170	—
Stock Options with an exercise price of $3.53 per share	211,900	212,500	—
Stock Options with an exercise price of $4.00 per share	52,500	315,250	—
Stock Options with an exercise price of $5.00 per share	650,000	650,000	955,000
Stock Options with an exercise price of $7.00 per share	100,000	100,000	100,000
Warrants with an exercise price of $2.25 per share	2,670,000	—	—
Warrants with an exercise price of $2.50 per share	1,800,000	—	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	8,107,236	3,831,836	1,155,000

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2010	2009	2008
Potential common shares from Preferred Stock excluded from computation of diluted earnings per share	3,566,400	3,206,400	8,200,000

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2010	2009	2008

Excluded unvested restricted stock awards	256,315	81,662	107,540

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008
Net loss	$(23,343,066)	$(18,628,198)	$(24,841,271)
Accretion of Series G Preferred Stock	(383,050)	—	—
Undecleared cumulative dividends on Series G Preferred Stock in arrears	(106,521)	—	—

Numerator, basic and diluted net loss available to stockholders	$(23,832,637)	$(18,628,198)	$(24,841,271)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	65,633,382	56,211,952	49,202,394

Shares used in computation – diluted:
Weighted average common shares outstanding	65,633,382	56,211,952	49,202,394
Dilutive effect of options, warrants and convertible instruments outstanding	—	—	—

Shares used in computing diluted net loss per share	65,633,382	56,211,952	49,202,394

Net loss per share – basic and diluted	$(0.36)	$(0.33)	$(0.50)

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

Stock-based compensation

Our stock-based compensation is recorded in accordance with the ASC topic for Share-Based Payments. We follow the “modified prospective” method as described in the FAS No. 123R which was adopted by the ASC whereby the fair value of compensation cost is valued using the Black-Scholes method and recognized for all share-based awards granted after December 31, 2005. (See NOTE R)

Fair Value of Financial Instruments

Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments, mortgage and loans payable, and redeemable preferred stock. We carry cash and cash equivalents, accounts payable and accrued liabilities, and mortgage and loans payable at the approximate fair market value, and, accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. We carry derivative financial instruments at fair value as is required under current accounting standards. We carry redeemable preferred stock at historical cost and accrete carrying values to estimated redemption values over the term of the financial instrument.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. See NOTE K for additional information. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our sale and issuance of redeemable preferred stock and freestanding warrants during October 2010 with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815 – Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.

Fair Value Hierarchy Fair Value Hierarchy

The three levels of inputs that may be used to measure fair value are as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

Redeemable Preferred Stock

Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities in instances where redemption is certain to occur pursuant to ASC 480 – Distinguishing Liabilities from Equity. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method. See Note Q for further disclosures about our redeemable preferred stock.

Reclassifications

Certain balance sheet amounts for the fiscal year ended December 31, 2009 have been reclassified to conform to the presentation of the December 31, 2010 amounts. The reclassifications have no effect on net income for the fiscal years ended December 31, 2010 and 2009.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-K is filed with the Securities and Exchange Commission.

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At December 31, 2010, our uninsured cash balance was approximately $500,000.

Our revolving credit facility and primary mortgage bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on both of these debt instruments are equal to prime plus basis points as described in NOTE L. An increase in the prime rate could have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE C – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. At December 31, 2010, we did not own any United States Treasury Bills with a maturity of ninety days or longer.

NOTE D – RESTRICTED CASH

As required by the revolving credit facility renewed with Fifth Third Bank (the “Bank”) on April 23, 2010 (See NOTE L), a balance of $500,000 was established in an interest-bearing account from which interest payments will be made. Upon each anniversary of the facility, we deposit into the account an amount sufficient to restore the balance to $500,000 for interest payments for the following facility year. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at December 31, 2010, was $339,881.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments were made for the first one-year period. On each anniversary of the mortgage, we deposit or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at December 31, 2010, was $407,326.

NOTE E – ACCOUNTS RECEIVABLE

Of the $2,095,571 accounts receivable at December 31, 2010, $2,000,000 relates to charter activity with Dorado Ocean Resources, Ltd. (“DOR”) (see NOTE J) over the period from August to December 2010. The remaining balance at December 31, 2010 consists of trade receivables. The December 31, 2009 balance of $246,266 is all trade receivables. The December 31, 2010 balance is net of a $8,494,672 reserve. The reserve is comprised of $6,924,672 and $1,570,000 which are discussed herein. The $6,924,672 provides a reserve for the remaining DOR receivable which relates to charter services provided to DOR (exclusive of $2,000,000 which can be offset against our subscription payable to DOR). At the present time, we are uncertain as to the amount of cash we may or may not receive from our charter services with DOR of which we have approximately a 41% non-controlling interest. However, they are in the process of attempting to raise additional capital to begin further exploration in their initial areas of success. To date, they have not raised sufficient capital to pay Odyssey. Depending on DOR’s ability to raise capital, we have several options available to us. As discussed in the Operational Projects, Item 1, DOR’s expedition with Odyssey achieved outstanding results in the first charter which covered approximately 5% of DOR tenements. Also, with the recent mining license issued to Nautilus Minerals, another deep-ocean mineral exploration company operating in the South Pacific, there has been significant attention being given in this relatively new emerging industry. Odyssey has several possibilities for recognizing benefits from the accounts receivable from DOR. We may receive all or only a portion of the receivables in cash. We can also convert our non-mobilization portion of the accounts receivable into additional equity of DOR at the most recent DOR subscription price. If we were to convert the receivables to equity, Odyssey could increase its stake to approximately 49% prior to any additional dilution. We can also convert all or a portion of the receivables into a note receivable or debenture which would provide a coupon rate and potentially other enhancements. Due to the lack of clarity on the ultimate form of collection of the DOR receivable, we recorded a $6,924,672 million receivable reserve against operations. There remains a $2,000,000 accounts receivable from DOR which could be offset against our subscription payable of $1,998,800 which is due by April 1, 2013 on our equity investment in DOR. Had we converted our accounts receivable into equity in DOR, we would have also been required to absorb our ownership percentage of accumulated losses of DOR. Since DOR is in the start-up phase of operations, continued losses would have eventually reduced our long term investment against the income statement as loss from unconsolidated entity. We will retain our ownership interest in DOR and continue to be very optimistic concerning the future potential of this emerging new business. We believe that we may receive the economic benefit of all or a portion of the receivable that relates to the reserve that has been established and will continue to evaluate this asset accordingly in future periods.

We have established a reserve for the “Shantaram” receivable of $1,570,000 owed according to the terms of sale of research for the “Shantaram” project. According to our agreement, we have the right to receive additional participation amounts, if any, up to approximately 11% from the first £100 million and approximately 7% thereafter from recovery distributions after recovery costs.

NOTE F – INVENTORY

Our inventory consists of the following:

	2010	2009
Artifacts	$6,203,813	$6,317,383
Packaging	219,101	235,045
Merchandise	486,857	519,636
Merchandise reserve	(479,459)	(483,707)

Total Inventory	$6,430,312	$6,588,357

Based on our estimates of the timing of future sales, $6,020,699 and $5,950,475 of artifact inventory for the fiscal years ended 2010 and 2009 were classified as non-current.

In the event we secure ownership rights to the recovered artifacts of the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archaeological state. We have capitalized deferred costs of approximately $2.6 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE G – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2010	2009
Prepaid expenses	$408,108	$287,358
Deposits	59,072	12,507

Total other current assets	$467,180	$299,865

For the period ended December 31, 2010, prepaid expenses consist of $144,242 of prepaid insurance premiums, $266,184 for vessel fuel not yet consumed and $56,754 of other operating prepaid costs. For the period ended December 31, 2009, prepaid expenses consist of $227,354 of prepaid insurance premiums and $60,004 of other operating prepaid costs. All prepaid expenses, except fuel, are amortized on a straight-line basis over the term of the underlying agreements. Fuel is expensed based on actual usage. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2010	2009
Building, improvements and land	$4,506,347	$4,491,143
Computers and peripherals	1,015,974	664,881
Furniture and office equipment	1,257,383	902,500
Vessels and equipment	12,757,379	11,713,823
Exhibits and related	1,771,786	1,721,654

	21,308,869	19,494,001
Less: Accumulated depreciation	(12,979,576)	(10,826,125)

Property and equipment, net	$8,329,293	$8,667,876

NOTE I – OTHER LONG-TERM ASSETS

Other long term assets consist of the following:

	2010	2009
Artifacts	$559,777	$559,777
Deposits	541,590	541,590
Image use rights, net	—	8,744

Total other long-term assets	$1,101,367	$1,110,111

The artifact balances for both years consist of artifacts conserved specifically for the Company and are not for resale. Deposits include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for HMS Sussex as well as a $100,000 deposit to fund conservation and documentation of any artifacts recovered. These deposits are refundable from proceeds the United Kingdom would receive if HMS Sussex is discovered and its artifacts monetized. If HMS Sussex is not discovered, the Company is at risk for the expense deposit portion. Other deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. Image use rights are amounts paid to utilize, for a period up to five years, copyrighted images in our themed attractions. As of December 31, 2010, the image rights have been fully amortized.

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

For our fiscal year ended December 31, 2010, DOR and SMM incurred a combined loss of $12,012,361. Our share of losses recognized in our income statement for the fiscal year ended December 31, 2010 are $2,447,471. We are only at risk for the carrying value of our investment which totaled $2,447,471 throughout the year before recognizing any loss for this current year ended December 31, 2010; otherwise, we would have recognized an allocable loss of $4,864,064 based on our current ownership percentage. If we were to ever gain a further equity position in DOR, that position would absorb all or a portion of the $2,416,593 allocable loss not yet recognized in our financial statements. For further information, see NOTE E.

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities as of December 31, 2010 and 2009 and the changes in fair value that were reflected in our income:

	2010	2009
Derivative liabilities:
Compound embedded derivative	$4,075,344	$—
Warrant derivative	2,287,800	—

Total derivative liabilities	$6,363,144	$—

	2010	2009
Common shares linked to derivative liabilities:
Compound embedded derivative	3,360,000	—
Warrant derivative	1,800,000	—

Total common shares linked to derivative liabilities	5,160,000	—

	2010	2009
Derivative (expense) income:
Compound embedded derivative	$(2,424,912)	$—
Warrant derivative	(1,213,200)	—

Total derivative (expense) income	$(3,638,112)	$—

As more fully discussed in Note Q, on October 11, 2010, we entered into the Series G Convertible Preferred Stock and Warrant financing transaction and the Series G Convertible Preferred Stock and Warrant settlement transaction. The Series G Convertible Preferred Stock embodied certain terms and features that both possessed all of the conditions of derivative financial instruments and were not clearly and closely related to the host preferred contract in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and the related down-round anti-dilution protection provision, the Company’s redemption privilege and the holder’s redemption privilege. Each of the redemption features also embodies the redemption premium payments. Current accounting principles that are provided in ASC 815 - Derivatives and Hedging do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving such types of derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates.

The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and results arising from the Monte Carlo Simulations process are as follows for both the issuance date of the Series G Preferred and December 31, 2010:

	October 11, 2010	December 31 2010
Quoted market price of our common stock	$1.78	$2.78
Contractual conversion rate	$1.78	$1.78
Implied expected term (years)	1.19	0.81
Market volatility:
Range of volatilities	53.75%-73.80%	57.69%-73.28%
Equivalent volatility	58.25%	61.59%
Market-risk adjusted interest rate:
Range of rates	8.0%-32.22%	8.0%-33.09%
Equivalent market-risk adjusted interest rate	12.74%	13.55%
Credit-risk adjusted yield rate:
Range of rates	3.98%-4.89%	3.46%-4.81%
Equivalent credit-risk adjusted yield rate	4.03%	3.54%
Risk-free rates using yields on zero coupon US Treasury Security rates:
Range of rates	0.27%-0.64%	0.29%-1.02%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the year ended December 31, 2010.

Amount
Balance at January 1, 2010	$—
Issuances on October 11, 2010	1,650,432
Changes in fair value inputs and assumptions reflected in income	2,424,912

Balance at December 31, 2010	$4,075,344

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique. To illustrate, during the period from issuance on October 11, 2010 and our year ended on December 31, 2010, the quoted market price of our common stock increased from $1.78 to $2.78. That increase largely caused the increase in fair value during that period.

In addition to the Series G Convertible Preferred Stock, we also issued warrants to acquire 1,800,000 of our common shares. These warrants required liability classification as derivative financial instruments because certain down-round anti-dilution protection features included in the warrant agreements are not consistent with the concept of equity. We applied the Trinomial Lattice valuation technique in estimating the fair value of the warrants because we believe that this technique is most appropriate and reflects all of the assumptions that market participants would likely consider in transactions involving the warrants, including the potential incremental value associated with the down-round anti-dilution protections.

The Trinomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and utilized in the Trinomial Lattice process are as follows for both the issuance date of the warrants and December 31, 2010:

	October 11, 2010	December 31 2010
Quoted market price of our common stock	$1.78	$2.78
Contractual exercise rate	$2.50	$2.50
Effective anti-dilution adjusted exercise price	$2.48	$2.46
Term (years)	3.00	2.78
Range of market volatilities	54.38%-74.67%	57.64%-74.21%
Range of risk-free rates using yields on US Treasury Securities	0.12%-0.54%	0.12%-1.02%

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the year ended December 31, 2010.

Amount
Balance at January 1, 2010	$—
Issuances on October 11, 2010	1,074,600
Changes in fair value inputs and assumptions reflected in income	1,213,200

Balance at December 31, 2010	$2,287,800

The fair value of the warrant derivative is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Trinomial Lattice technique.

NOTE L – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009
Revolving credit facility	$5,000,000	$4,927,286
Mortgages payable	2,950,920	3,123,839

	$7,950,920	$8,051,125

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). The credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and was originally due in full February 7, 2010, and a 90-day extension was granted until May 7, 2010. On April 23, 2010, the Bank renewed the credit facility which is due in full on April 23, 2011. The facility requires us to pay the Bank an unused line fee equal to one-half percent (0.50%) per annum of the unused portion of the credit line. The line of credit is secured by a restricted cash balance (See NOTE D) as well as approximately 28,500 coins with a carrying value of $6,460,508 that were recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The modified borrowing base is equal to forty percent (40%) of the eligible coin inventory calculated on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary affirmative and negative covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party.

Mortgages Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE D) as well as a first mortgage on our corporate office building which has a carrying value of $3,246,460. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions.

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

The combined aggregate maturities of long-term debt associated with the mortgages payable are as follows:

Year Ending December 31,
2011	174,537
2012	176,130
2013	2,033,850
2014	25,168
2015	541,235
Beyond 2015	—

Total mortgages payable	2,950,920
Less current portion	174,537

Long-term portion	$2,776,383

See “Note U – Commitments and Contingencies.”

NOTE M – ACCRUED EXPENSES

Accrued expenses consist of following:

	2010	2009
Compensation and bonuses	$1,027,911	$929,945
Customer deposits	—	60,000
Vessel operations	1,392,909	804,543
Professional services	129,676	182,867
Other operating expenses	216,176	155,642

Total accrued expenses	$2,766,672	$2,132,997

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance, port fees and charters. Professional fees are mainly attributable to legal fees and other professional services in support of operations. Other operating expenses contain general items related to, but not limited to marketing, insurance and the exhibit.

NOTE N – DEFERRED REVENUE

During 2010, we entered into two marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. These contracts are comprised of two components: sale of research and search operations. Cash payments for the sale of research are received and recorded as revenue upon execution of the contract. Cash payments for search operations are normally 50% on contract, 40% upon arrival at the site and 10% upon completion; however, revenue is recognized over the contractual period when services are performed. The period of time a search operation contract is active varies but will generally last over several months and may be accelerated or extended depending upon operational factors. At December 31, 2010, we have a $730,098 service obligation that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2009, related to another marine search services contract, we had deferred revenue of $1,257,453 which was earned in 2010. For the years ended December 31, 2010 and 2009, we earned charter expedition revenue, exclusive of the sale of research, of $5,846,793 and $1,156,646, respectively, relating to these contracts.

NOTE O – RELATED PARTY TRANSACTIONS

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

NOTE P – REVENUE PARTICIPATION CERTIFICATES

We have sold through private placements of Revenue Participation Certificates (“RPCs”) the right to share in our future revenues derived from the “Cambridge” project, which is now referred to as the HMS Sussex shipwreck project. We also sold RPCs related to a project formerly called the “Republic” project which we now call the “Seattle” project. The “Seattle” project refers to a shipwreck which we have not yet located.

Each $50,000 convertible “Cambridge” RPC entitles the holder to receive a percentage of the gross revenue received by us from the “Cambridge” project, which is defined as all cash proceeds payable to us as a result of the “Cambridge” project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by us to finance the project are excluded from gross revenue.

As of April 30, 1999, when the offering was closed, we had sold $825,000 of a maximum of $900,000 of the “Cambridge” RPCs. As a group, the holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 - 35 million, and 12.375% of gross revenue above $35 million generated by the “Cambridge” project.

Distributions are to be made to each certificate holder within 15 days from the end of each quarterly reporting period in which we receive any cash proceeds from, or as a result of, the “Cambridge” project. The “Cambridge” RPC units constitute restricted securities.

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

NOTE Q – REDEEMABLE SERIES G PREFERRED STOCK

On October 6, 2010, we designated 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”). Significant terms and conditions of the Series G Preferred are as follows:

Dividends. The holders of the Series G Preferred will generally be entitled to receive cash dividends at a rate of $20,000 per share per year (or 8%), payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2011. The dividends will be cumulative and shall accrue, whether or not earned or declared, from and after the date of issue.

Liquidation Preference. In the event of any liquidation, dissolution, or winding up of Odyssey’s affairs, each holder of the Series G Preferred then outstanding will be entitled to receive, before any payment or distribution will be made on Odyssey’s common stock or any capital stock of Odyssey ranking junior to the Series G Preferred as to the payment of dividends or the distribution of assets, an amount per share of Series G Preferred equal to the sum of (a) $250,000 plus (b) any accrued but unpaid dividends.

Voting Rights. The holders of Series G Preferred will be entitled to one vote for each share of common stock into which the Series G Preferred is convertible and will be entitled to notice of meetings of stockholders. The holders of Series G Preferred will also be entitled to vote as a separate class with respect to certain matters. However, no holder may exercise its voting rights if doing so would result in the holder beneficially owning in excess of 9.9% of the outstanding common stock, unless waived by the holder.

Conversion Rights. At any time on or after April 15, 2011, any holder of shares of Series G Preferred may convert any or all of the shares into shares of common stock. Each share of Series G preferred will be convertible into the number of shares determined by dividing $250,000 by $1.785714, which we refer to as the conversion price. The number of shares of common stock issuable upon conversion of the Series G Preferred is subject to adjustment in certain events, as discussed in the next paragraph.

Adjustments to Conversion Rights. If Odyssey pays a dividend or makes a distribution on its common stock in shares of common stock, subdivides its outstanding common stock into a greater number of shares, or combines its outstanding common stock into a smaller number of shares, or if there is a reorganization, or a merger or consolidation of Odyssey with or into any other entity which results in a conversion, exchange, or cancellation of the common stock, or a sale of all or substantially all of Odyssey’s assets, then the conversion rights described above will be adjusted appropriately so that each holder of Series G Preferred will receive the securities or other consideration the holder would have received if the holder’s Series G Preferred had been converted before the happening of the event. The conversion price in effect from time to time is also subject to downward adjustment if we issue or sell shares of common stock for a purchase price less than the conversion price or if we issue or sell shares convertible into or exercisable for shares of common stock with a conversion price or exercise price less than the conversion price for the Series G Preferred.

Limitations Upon Conversion Rights. No holder may convert shares of Series G Preferred if such conversion would result in the holder beneficially owning in excess of 9.9% of the outstanding common stock, unless waived by the holder. In addition, we will not issue any shares of common stock upon conversion of shares of Series G Preferred if the issuance of such shares of common stock would exceed the aggregate number of shares of common stock that we may issue upon conversion of all outstanding shares of Series G Preferred and the outstanding warrants offered hereby without breaching our obligations under the listing rules of the NASDAQ Stock Market relating to stockholder approval of certain issuances of securities.

Redemption. Odyssey will have the option to redeem the Series G Preferred, in whole or in part, at any time after December 15, 2010 at a redemption price of 100% of the liquidation value. Commencing after March 31, 2011, the redemption price increases 1.0% each month without cap. Each holder will have the option to require Odyssey to redeem the Series G Preferred, in whole or in part, at any time after December 15, 2011 at a redemption price commencing at 109% of the liquidation value, which increases 1.0% each without cap such that, after December 15, 2011, the holder’s and Odyssey’s redemption prices will equal. In either case, the redemption price to be paid by Odyssey for each share of Series G Preferred will be the redemption prices referred to above plus accrued dividends. There is no sinking fund requirement for redemption of the Series G preferred stock.

On October 11, 2010, we issued (i) 20 shares of Series G Preferred, plus warrants to purchase 1,530,000 shares of our common stock for cash of $5,050,000 and (ii) 4 shares of Series G Preferred, plus warrants to purchase 270,000 shares of our common stock to settle certain promissory notes with a carrying value of $928,481. We have accounted for the Series G Preferred and warrants issued for cash as a financing transaction, wherein the net proceeds that we received was allocated to the financial instruments issued. We have accounted for the Series G Preferred and warrants issued in settlement of the promissory notes as an exchange, wherein we have recorded the financial instruments issued at their fair values and extinguished the promissory notes resulting in an extinguishment loss.

The following table summarizes the allocation for each of these transactions as of October 11, 2010:

	Financing	Exchange	Total
Redeemable preferred stock (1)	$2,747,476	$888,997	$3,636,473
Compound embedded derivatives (2)	1,389,114	261,318	1,650,432
Warrant derivatives (2)	913,410	161,190	1,074,600
Extinguishment loss	—	(383,023)	(383,023)

	$5,050,000	$928,482	$5,978,482

(1)	The fair value of the redeemable preferred stock was estimated based upon its forward cash flow value, at a credit-risk adjusted market interest rate, as enhanced by the fair value of the conversion feature. Credit-risk adjusted rates used to discount the cash flow component ranged from 3.98% to 4.89% over our estimated period to redemption, which is October 2013. The fair value of the conversion feature is reflected in the compound embedded derivative line of the table.
(2)	See NOTE K for information related to the valuation of these financial instruments both on the inception date of the transactions and at December 31, 2010.

Prior to making the above accounting allocation, we evaluated the Series G Preferred and the warrants for proper classification under ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging.

Series G Preferred:

ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. We concluded that the Series G Preferred was not within the scope of ASC 480 because none of the three conditions for liability classification was present.

ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. However, in order to perform this analysis we were first required to evaluate the economic risks and characteristics of the Series G Preferred in its entirety as being either akin to equity or akin to debt. Our evaluation concluded that the Series G was more akin to a debt-like contract largely due to the fact that the financial instrument is mandatorily redeemable for cash at the option of the holder and has a return in the form of a dividend that operates similarly with an interest rate on debt. Other features of the Series G Preferred that operate like equity, such as the conversion option and voting feature, did not afford sufficient evidence, in our view, to offset the weight of the primary debt-like features; that is, the redemption feature and the dividend feature. Accordingly, based upon this conclusion the clear and close relationship of embedded derivative features was made relative to a debt-like contract.

The material embedded derivative features consisted of the conversion option and related down-round anti-dilution protection, the Company’s redemption privilege, and the holder’s redemption privilege. The conversion option and related anti-dilution protection, bearing risks of equity, were not clearly and closely related to the debt-like Series G Preferred and required bifurcation. The redemption features, although generally bearing risks of debt, such as credit and interest risk, were not clearly and closely related to the Series G Preferred because the Series G Preferred was deemed to be issued at a substantial discount and there are scenarios, however improbable or remote, that the redemption features as designed could double the investor’s initial rate of return. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. Accretion for the period from the inception date of the transactions to December 31, 2010 amounted to $383,050, bringing the total value of the mezzanine Series G Preferred to $4,019,523 at December 31, 2010.

Cumulative dividends on the Series G Preferred Stock from the inception date of the transactions to December 31, 2010 amount to $106,521. Dividends are recorded when they are declared, which they were not as of the balance sheet date. Accordingly, the cumulative dividends are in arrears as of December 31, 2010.

Warrants:

The warrants issued in the financing and exchange transactions have terms of three years and an exercise price of $2.50. The contractual exercise price is subject to adjustment for both traditional recapitalization events and sales of common stock or other common stock linked contracts below the contractual exercise price. The latter is referred to as down-round anti-dilution protections. The warrants did not fall within the scope of ASC 480 under any of the three conditions referred to above. However, the warrants required derivative liability accounting because certain down-round anti-dilution protections are terms that are not consistent with the definition for financial instruments indexed to a company’s own stock.

NOTE R – STOCKHOLDERS’ EQUITY/(DEFICIT)

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

During January 2010, we entered into individual purchase agreements with certain investors pursuant to which we sold an aggregate of 4,000,000 shares of Odyssey’s common stock and warrants to purchase up to 2,400,000 shares of common stock to such investors. The common stock and warrants were sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 shares of common stock. The purchase price for each unit was $1.565. The warrants have an exercise price of $2.25 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on January 29, 2013. The net proceeds to us from the registered direct public offering, after deducting placement agent fees and offering expenses were approximately $6.1 million.

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

Convertible Preferred Stock

We have 206,400 shares of Series D Convertible Preferred Stock issued and outstanding as well as the 24 shares of Series G Preferred Stock described in Note Q. Series D is convertible into common stock at a ratio of 1 to 1. The liquidation preference for Series D is $3.50 per share of common stock into which the Series D could then be converted. There are no other rights attached to these convertible instruments.

Stock-Based Compensation

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that Plan but any granted and unexercised options will continue to exist until exercised or they expire. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, the shareholders’ approved an amendment to the 2005 Stock Incentive Plan which resulted in the addition of 3,000,000 shares of common stock to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an officer, director or eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

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

The share based compensation charged against income for the periods ended December 31, 2010, 2009 and 2008 was $2,072,136, $2,027,340 and $1,846,341, respectively.

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2010 and 2009 were $0.92 and $1.53, respectively. We did not grant stock options in the fiscal year ended December 31, 2008. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2010 and 2009:

	2010	2009	2008
Risk-free interest rate	.56-.67%	1.1-2.0%	N/A
Expected volatility of common stock	68.8-70.5%	61-63%	N/A
Dividend yield	0%	0%	N/A
Expected life of options	3-3.3 years	3-4 years	N/A

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,920,166	$4.10
Granted	—	$—
Exercised	(331,174)	$2.93
Cancelled	(60,326)	$4.31

Outstanding at December 31, 2008	2,528,666	$4.25
Granted	1,546,420	$3.53
Exercised	(2,500)	$2.50
Cancelled	(340,750)	$4.86

Outstanding at December 31, 2009	3,731,836	$3.89
Granted	271,500	$2.12
Exercised	—	$—
Cancelled	(466,100)	$3.87

Outstanding at December 31, 2010	3,537,236	$3.78

Options exercisable at December 31, 2008	1,796,793	$4.17

Options exercisable at December 31, 2009	2,669,844	$3.87

Options exercisable at December 31, 2010	3,032,194	$3.78

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2010, 2009 and 2008 were $106,000, $0 and $25,560, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2010, 2009 and 2008 were $180,360, $0 and $25,560, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2010, 2009 and 2008 are $0, $4,625 and $692,224, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2010, 2009 and 2008 was $1,286,522, $1,914,702 and $740,168, respectively.

As of December 31, 2010, there was $873,086 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 1.12 years.

The following table summarizes information about stock options outstanding at December 31, 2010:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.00 - $2.50	271,500	3.33	$2.12
$2.51 - $5.00	2,515,736	2.08	$3.52
$5.01 - $7.50	750,000	1.91	$5.27

	3,537,236	2.14	$3.78

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2010 and changes during the year ended December 31, 2010 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	81,662	$4.82
Granted	895,666	$1.45
Vested	(697,529)	$1.83
Cancelled	—	$—

Unvested at December 31, 2010	279,799	$1.50

The fair value of restricted stock awards vested during the years ended December 31 2010, 2009 and 2008 was $1,234,465, $178,290 and $405,605, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2010, 2009 and 2008 is $777,839, $115,143 and $504,458, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2010, 2009 and 2008 were $1.45, $2.72 and $4.87, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2010, 2009 and 2008 are .98, 1.0 and 2.0 years, respectively. As of December 31, 2010, there was a total of $400,876 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2010:

Common Stock Warrants	Exercise Price	Termination Date
100,000	$5.25	—	(A)
2,400,000	$2.25	1/13/2013
270,000	$2.25	8/20/2013
1,800,000	$2.50	10/11/2013	(B)

4,570,000

(A):	There were 100,000 Common Stock Warrants outstanding at December 31, 2009. These warrants were issued during the quarter ended September 30, 2005 at an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested and earned based upon future performance of the program, and may not be exercised until vested and earned, therefore expense will not be recorded until the warrants are vested and earned. The warrants have a two-year exercise period commencing on the date when the warrants would be vested and earned. At December 31, 2010 these warrants have not been earned nor have they commenced with vesting.
(B):	See NOTE Q.

NOTE S – INCOME TAXES

As of December 31, 2010, we had consolidated income tax net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $107,000,000. The federal NOL carryforward will expire in various years ending through the year 2030.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$38,772,046
Accrued expenses	62,816
Reserve for accounts receivable	2,980,939
Reserve for inventory return	168,251
Stock option expense	1,955,816
Start-up costs	107,397
Excess of book over tax depreciation	1,088,744
Investment – unconsolidated entity	965,078
Less: valuation allowance	(45,983,926)

117,161

Deferred tax liability:
Prepaid expenses	47,692
Property and equipment basis	69,469

117,161

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2010. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of December 31, 2010. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to immediately monetize the recovered cargo until we are awarded title or a salvage award by the U.S. District Court.

The change in the valuation allowance is as follow:

December 31, 2010	$45,983,926	December 31, 2009	$39,693,015
December 31, 2009	$39,693,015	December 31, 2008	$33,209,323

Change in valuation allowance	$6,290,911	Change in valuation allowance	$6,483,692

Income taxes for the twelve month periods ended December 31, 2010, 2009 and 2008 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009	12 Month Period Ended December 31, 2008
Expected benefit	$(7,936,643)	$(6,333,587)	$(8,446,032)
Effects of:
State income taxes net of federal benefits	(190,311)	(277,292)	(301,052)
Nondeductible expenses	15,606	17,428	15,985
Stock options exercised	627,684	4,584	(126,581)
Derivatives	1,367,186	—	—
Change in valuation allowance	6,290,911	6,483,692	8,943,967
Change in net operating loss	—	—	(898)
Inventory capitalization	—	—	—
Change in rate estimate	(174,913)	105,267	(86,451)
Other, net	480	(92)	1,062

Income tax provision (benefit)	$—	$—	$—

During the twelve-month periods ended December 31, 2010 and 2009, we recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amount of $(647,841) and $(4,785), respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and do not need to record any provision for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2007.

NOTE T – MAJOR CUSTOMERS

During the fiscal year ended December 31, 2010, we had three customers who accounted for 12.9%, 41.4% and 41.2% of our total revenue. For the fiscal year ended December 31, 2009, we had two customers who accounted for 48.0% and 23.7% of our total product revenue.

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

To date, the only income derived from these projects resulted in a one-time revenue distribution payment of $12,986 to the holders of the “Cambridge” RPC’s.

Revenue from the SS Republic shipwreck or its cargo is not subject to revenue sharing.

In addition, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a predefined search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest from the subcontractor through a foreclosure sale (see NOTE O).

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

Other commitments and contingencies

At December 31, 2010, the Company’s future contractual obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2011	2012	2013	2014	2015	More than 5 years
Commitments	$15,938,541	$3,863,399	$4,477,838	$6,335,558	$720,513	$541,235	$—
Interest on debt	392,177	130,980	122,561	83,518	35,797	19,321	—

Total contractual obligations	$16,330,718	$3,994,379	$4,600,399	$6,419,076	$756,310	$560,556	$—

Commitments represent amounts due on our existing mortgages as described in NOTE L – Mortgages and Loans Payable as well as our vessel charter. The vessel charter has a lease period is March 2010 to February 2013 as well as a ninety-day termination notice clause.

See “NOTE L – Mortgage and Loans Payable.”

Trends and Uncertainties

Our current 2011 business plan estimates positive cash flow from operation activities, which assumes that several of our planned projects are financed through project syndications or other partnership opportunities. One or more of these projected project financing or partnership opportunities may not be realized which may require the need for additional cash. We are also estimating capital expenditure needs of approximately $3.5 million primarily related to specialized equipment necessary for several of our upcoming projects. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2011 taking into account our current cash flow expectations and expected revenues from multiple sources, including projected sales, syndicated projects and potential financing opportunities. Based upon current discussions with Fifth Third Bank, we expect to renew or extend our existing credit facility before termination in April 2011. However, we cannot be assured of our ability to do so and may need to seek additional capital in 2011 to pay off our existing balance. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or to generate income from other projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to immediately monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court or negotiate a settlement with other claimants in the case. At the present time, we cannot determine how long that process may take. We have also identified one of our potential high value target shipwrecks, HMS Victory and at least one of our Robert Fraser shipwreck targets. We may not be able to begin recovery operations on projects as planned or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE V – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2010 and 2009. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2010 Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$2,928,425	$4,334,708	$9,829,768	$3,907,794
Gross profit	2,883,780	4,239,970	9,798,787	3,887,067
Net loss	(3,118,750)	(3,491,246)	(1,307,313)	(15,425,757)
Basic and diluted net income per share	$(0.05)	$(0.05)	$(0.02)	$(0.24)

	Fiscal Year Ended December 31, 2009 Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$606,702	$426,665	$845,388	$2,468,710
Gross profit	411,581	301,051	617,703	2,336,600
Net loss	(5,268,991)	(5,006,070)	(4,396,252)	(3,956,885)
Basic and diluted net income per share	$(0.10)	$(0.09)	$(0.07)	$(0.07)

NOTE W - SUBSEQUENT EVENTS

During January 2011, Odyssey executed agreements to provide marine archaeological excavation and related services on an existing project to certain client companies of Robert Fraser Partners (RFP) to verify the existence of a target shipwreck. The work will be conducted on a shipwreck site that Odyssey discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. Odyssey is providing the research vessel, equipment, technical and archaeological crew to conduct the operation. The contract provides for cash payments totaling approximately U.S. $2.3 million to Odyssey plus additional payments based upon revenue derived from the project. After the repayment of all recovery costs, Odyssey will receive at least 50% of net revenue until an additional £1.9 Million (approximately U.S. $3.1 million) has been received and then will receive a minimum of 50% of further net revenue in accordance with the search contracts.

During February 2011 we executed an agreement with Galt Resources, LLC under which Galt will have the right of revenue participation in one of our projects to be chosen by Galt before the end of 2011. Under the terms of the agreement, Galt will receive half the net proceeds from the selected project until it has realized their investment plus three times the amount of their investment. Thereafter, Galt will receive a residual 1% of net proceeds for each $1 million invested from that project up to a maximum $10 million. The return to Galt is based solely on the potential success from one project. We have received $5.6 million under this agreement and may opt to receive a maximum of $10 million total only with the approval of both parties. Net proceeds under the agreement are all proceeds to us after any amounts payable to governments or other priority claimants and after direct selling expenses not to exceed 10%. Galt Resources is managed by JCM Marine Ventures, LLC, a company founded and controlled by John Morris who continues to be a consultant for us. John Morris is a co-founder of Odyssey Marine Exploration and former CEO who retired from the Company’s management team in 2008.

During February 2011, Odyssey entered into a charter agreement with Neptune Minerals PLC (a UK Company) and Neptune Minerals, Inc. (a Nevada Corp.) and Neptune Resources Ltd. (a New Zealand Company) for the Dorado Discovery to supply geological exploration services to Neptune Minerals to explore their tenements in the waters surrounding New Zealand in the first half of 2011. This operation provides for a charter rate paid to Odyssey as well as equity in Neptune Minerals, Inc. John Morris is a principal in Neptune Minerals, Inc. and is also the cofounder and former CEO of Odyssey and continues to be a consultant to Odyssey.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2008, 2009 and 2010

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred recovery cost reserve
2008	2,002,945	355,118	—	—	2,358,063
2009	2,358,063	170,217	—	—	2,528,280
2010	2,528,280	28,869	—	—	2,557,149

Inventory reserve
2008	559,098	39,175	—	—	598,273
2009	598,273	—	—	114,566	483,707
2010	483,707	—	—	4,248	479,459

Accounts receivable reserve
2008	—	—	—	—	—
2009	—	—	—	—	—
2010	—	8,494,672	—	—	8,494,672

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: February 28, 2011	By:	/S/ GREGORY P. STEMM
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ GREGORY P. STEMM	Chief Executive Officer	February 28, 2011
Gregory P. Stemm	(Principal Executive Officer)

/S/ MICHAEL J. HOLMES	Chief Financial Officer	February 28, 2011
Michael J. Holmes	(Principal Financial Officer)

/S/ MARK D. GORDON	President and Chief Operating Officer	February 28, 2011
Mark D. Gordon

/S/ JAY A. NUDI	Controller & Treasurer	February 28, 2011
Jay A. Nudi	(Principal Accounting Officer)

/S/ DAVID J. BEDERMAN	Chairman of the Board	February 28, 2011
David J. Bederman

/S/ DAVID J. SAUL	Director	February 28, 2011
David J. Saul

/S/ BRADFORD B. BAKER	Director	February 28, 2011
Bradford B. Baker

/S/ JON D. SAWYER	Director	February 28, 2011
Jon D. Sawyer

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated February 28, 2001)

3.4	Amended Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated September 19, 2002)

3.5	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 13, 2006)

3.6	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated January 22, 2007)

3.7	Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated September 14, 2007)

3.8	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated September 14, 2007)

3.9	Certificate of Designation of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated December 18, 2007)

3.10	Certificate of Withdrawal of Certificate of Designation of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 2, 2009)

3.11	Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010)

3.12	Amendment to Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010)

3.13	Certificate of Correction to Amendment to Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010)

3.14	Certificate of Withdrawal of Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated July 22, 2010)

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

4.2	Warrant to Purchase Series D Convertible Preferred Stock (D1) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

4.3	Warrant to Purchase Series D Convertible Preferred Stock (D2) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed January 26, 2010)

4.5	Form of Warrant to Purchase Common Stock 5% Notes (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010)

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

10.2	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.3	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.4	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 22, 2006)

Exhibit Number	Description

10.5	Series D Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

10.6	Series E Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 14, 2007)

10.7	Series F Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated December 21, 2007)

10.8	Transition Agreement – Departing Chief Executive Officer (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2007)

10.9	Revolving Credit Loan and Security Agreement with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 8, 2008)

10.10	Revolving Credit Note with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated February 8, 2008)

10.11	Loan Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.12	Commercial Promissory Note with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.13	Mortgage and Security Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.14	Expedition Agreement with JWM Productions LLC dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 11, 2008)

10.15	Stock Purchase Agreement dated August 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 19, 2008)

10.16	Stock Purchase Agreement dated May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 26, 2009)

10.17	Sale of Research File Relating to Project “Enigma” (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2009)

10.18	Uniform Time Charter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2009)

10.19	“Enigma” Completion Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2009)

10.20	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 26, 2010)

10.21	Form of Securities Purchase Agreement 5% Notes (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010)

10.22	Form of Purchase Agreement of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010)

10.23	Share Subscription Agreement – Dorado Ocean Resources dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 4, 2010)

10.24	First Amendment to Revolving Credit Loan and Security Agreement with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 26, 2010)

10.25	Renewal to Revolving Credit with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 26, 2010)

10.26	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (filed herewith electronically)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

23.1	Consent of Ferlita, Walsh & Gonzalez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)