Form 10-Q
period 2011-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2011-05-09
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 28, 2011 was 67,267,773.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,119,806	$235,762
Restricted cash	503,197	563,710
Accounts receivable, net	2,612,991	2,095,571
Inventory	411,010	409,613
Other current assets	609,683	467,180

Total current assets	10,256,687	3,771,836

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,867,118	16,637,638
Building and land	4,671,231	4,671,231
Accumulated depreciation	(13,507,296)	(12,979,576)

Total property and equipment, net	8,031,053	8,329,293

NON-CURRENT ASSETS
Restricted cash	129,991	183,498
Investments in unconsolidated entities	310,000	—
Inventory	5,852,637	6,020,699
Other non-current assets	1,101,367	1,101,367

Total other assets	7,393,995	7,305,564

Total assets	$25,681,735	$19,406,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$468,130	$2,238,356
Accrued expenses and other	1,400,934	2,766,672
Deferred revenue	7,536,366	730,098
Subscription payable	1,998,800	1,998,800
Derivative liabilities	7,652,328	6,363,144
Mortgage and loans payable	5,174,870	5,174,537

Total current liabilities	24,231,428	19,271,607

NON-CURRENT LIABILITIES
Mortgage and loans payable	2,738,736	2,776,383
Deferred income from revenue participation rights	6,850,000	887,500

Total long-term liabilities	9,588,736	3,663,883

Total liabilities	33,820,164	22,935,490

Commitments and contingencies (Note H)

Redeemable Series G Convertible Preferred Stock	4,442,922	4,019,523

STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 9,361,176 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 448,800 shares authorized at March 31, 2011 and December 31, 2010, respectively; 206,400 shares issued and outstanding, respectively	21	21
Common stock - $.0001 par value; 100,000,000 shares authorized; 67,227,773 and 67,082,835 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	6,722	6,708
Additional paid-in capital	123,103,830	122,722,840
Accumulated deficit	(135,691,924)	(130,277,889)

Total stockholders’ deficit	(12,581,351)	(7,548,320)

Total liabilities and stockholders’ deficit	$25,681,735	$19,406,693

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUE
Artifact sales and other	$348,891	$92,051
Exhibit	42,993	60,000
Expedition	1,702,219	2,776,374

Total revenue	2,094,103	2,928,425

OPERATING EXPENSES
Cost of sales – artifacts and other	173,576	44,645
Marketing, general and administrative	2,170,079	2,267,477
Operations and research	3,532,710	3,609,407

Total operating expenses	5,876,365	5,921,529

LOSS FROM OPERATIONS	(3,782,262)	(2,993,104)

OTHER INCOME (EXPENSE)
Interest income	386	1,502
Interest expense	(97,901)	(81,709)
Change in derivative liabilities fair value	(1,289,184)	—
Income (loss) from unconsolidated entity	—	(60,908)
Other	(5,074)	15,469

Total other income (expense)	(1,391,773)	(125,646)

LOSS BEFORE INCOME TAXES	(5,174,035)	(3,118,750)
Income tax benefit (provision)	—	—

NET LOSS	$(5,174,035)	$(3,118,750)

NET LOSS PER SHARE
Basic and diluted	$(.09)	$(.05)

Weighted average number of common shares outstanding
Basic and diluted	67,148,056	62,774,721

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,174,035)	$(3,118,750)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	527,721	530,193
Change in derivatives liabilities fair value	1,289,184	—
Loss from unconsolidated entity	—	60,908
Investment in unconsolidated entity	(310,000)	—
Share-based compensation	448,839	468,774
(Increase) decrease in:
Restricted cash	114,020	101,789
Accounts receivable	(517,421)	(1,076,667)
Inventory	166,665	46,694
Other assets	(142,503)	(2,117)
Increase (decrease) in:
Accounts payable	(1,770,226)	276,889
Accrued expenses and other	(1,376,174)	(2,132,360)
Deferred revenue	6,806,268	—

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	62,338	(4,844,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(229,480)	(395,581)

NET CASH (USED) BY INVESTING ACTIVITIES	(229,480)	(395,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	126,000	6,243,000
Deferred income from revenue participation rights	5,962,500	—
Fees on private offering	—	(186,254)
Repayment of mortgage and loans payable	(37,314)	(37,008)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,051,186	6,019,738

NET INCREASE IN CASH	5,884,044	779,510

CASH AT BEGINNING OF PERIOD	235,762	2,145,449

CASH AT END OF PERIOD	$6,119,806	$2,924,959

SUPPLEMENTARY INFORMATION:
Interest paid	$97,988	$81,795
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$229,564	$496,964
Series G Preferred Stock dividend declaration	$240,000	$—
Series G Preferred Stock accretion	$423,399	$—

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31 2011, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2011, we did not own securities with a maturity greater than three months.

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

At March 31, 2011 and 2010, weighted average common shares outstanding year-to-date were 67,148,056 and 62,774,721, respectively. For the periods ended March 31, 2011 and 2010, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2011	March 31, 2010
Average market price during the period	$3.06	$1.40

In the money potential common shares from options excluded	150,069	—
In the money potential common shares from warrants excluded	1,021,351	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
	March 31, 2011	March 31, 2010
Out of the money options and warrants excluded:
Stock options with an exercise price of $3.50 per share	875,000	1,412,916
Stock options with an exercise price of $3.51 per share	984,670	1,003,170
Stock options with an exercise price of $3.53 per share	211,900	211,900
Stock options with an exercise price of $4.00 per share	52,500	97,500
Stock options with an exercise price of $5.00 per share	650,000	650,000
Stock options with an exercise price of $7.00 per share	100,000	100,000
Warrants with an exercise price of $2.25 per share	—	2,400,000
Warrants with an exercise price of $5.25 per share	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	2,974,070	5,975,486

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Potential common shares from Preferred Stock excluded from EPS	3,566,400	2,106,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2011	March 31, 2010
Excluded unvested restricted stock awards	337,320	440,806

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net loss	$(5,174,035)	$(3,118,750)

Accretion of Series G Preferred Stock	(423,399)	—

Decleared cumulative dividends on Series G Preferred Stock in arrears	(240,000)	—

Numerator, basic and diluted net income (loss) available to stockholders	$(5,837,434)	$(3,118,750)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	67,148,056	62,774,721

Shares used in computation – diluted:
Weighted average common shares outstanding	67,148,056	62,774,721
Dilutive effect of options and warrants outstanding	—	—

Shares used in computing diluted net income per share	67,148,056	62,774,721

	Three Months Ended
	March 31, 2011	March 31, 2010
Net loss per share – basic	$(0.09)	$(0.05)
Net loss per share – diluted	$(0.09)	$(0.05)

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

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. See NOTE M for additional information. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our sale and issuance of redeemable preferred stock and freestanding warrants during October 2010 with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815 – Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.

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

Redeemable Preferred Stock

Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities in instances where redemption is certain to occur pursuant to ASC 480 – Distinguishing Liabilities from Equity. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method. See NOTE O for further disclosures about our redeemable preferred stock.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

NOTE C – RESTRICTED CASH

As required by the revolving credit facility renewed with Fifth Third Bank (the “Bank”) on April 23, 2010 (See NOTE I), a balance of $500,000 was established in an interest-bearing account from which interest payments will be made. Upon each anniversary of the facility, we deposit into the account an amount sufficient to restore the balance to $500,000 for interest payments for the following facility year. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the facility term will be returned to the Company. The balance in this account at March 31, 2011, was $280,656.

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments were made for the first one-year period. On each anniversary of the mortgage, we deposit or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at March 31, 2011, was $352,532.

NOTE D – ACCOUNTS RECEIVABLE

Of the $2,612,991 accounts receivable at March 31, 2011, $2,000,000 relates to charter activity with Dorado Ocean Resources, Ltd. (“DOR”) (see NOTE F) over the period from August to December 2010. The remaining balance at March 31, 2011 consists of trade receivables. The December 31, 2010 balance of $2,095,571 consists of $2,000,000 which relates to charter activity with DOR and $95,571 of trade receivables. The December 31, 2010 balance is net of an $8,494,672 reserve. The reserve is comprised of $6,924,672 for DOR and $1,570,000 for our “Shantaram” project which are discussed in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2010. The $6,924,672 provides a reserve for the remaining DOR receivable which relates to charter services provided to DOR (exclusive of $2,000,000 which can be offset against our $1,998,800 subscription payable to DOR.) At the present time we will retain our ownership interest in DOR (approximately 41%) and continue to be very optimistic concerning the future potential of this emerging new business. We expect to convert our accounts receivable into an interest bearing note with equity conversion privileges. We continue to believe that we may receive the economic benefit of all or a portion of the receivable/note that relates to the reserve that has been established and will continue to evaluate this asset accordingly in future periods.

NOTE E – INVENTORY

Our inventory consisted of the following:

	March 31, 2011	December 31, 2010
Artifacts	$6,060,193	$6,203,813
Packaging	196,080	219,101
Merchandise	482,281	486,857
Merchandise reserve	(474,907)	(479,459)

Total inventory	$6,263,647	$6,430,312

Of these amounts, $5,852,637 and $6,020,699 is classified as non-current as of March 31, 2011 and December 31, 2010, respectively.

If we secure ownership rights to the recovered artifacts from the “Black Swan” project, we will capitalize into inventory all related costs to recover and conserve these artifacts. Recovery costs include operating costs to recover, legal fees to defend and secure ownership rights and other costs associated with bringing the artifacts into an appropriate archaeological state. We have capitalized costs of approximately $2.6 million related to recovery and conservation that have been reserved for at 100%. When and if ownership rights are secured, these deferred costs will be allocated to inventory and the reserve eliminated.

NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Dorado Ocean Resources, Ltd.

During the quarter ended December 31, 2009, we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. Effective April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a stock exchange agreement. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for our surrendered units in SMM. Additionally, we acquired 1,200 shares of DOR valued at $2,000,000 that resulted in a 41.25% ownership of DOR prior to any additional dilution that may result from additional financing. Currently we have a 40.8% ownership. Under the terms of the Share Subscription Agreement, we have the option to pay for this investment in cash or by providing marine services to DOR over a three-year period commencing April 2010. The focus of DOR is on the exploration and monetization of gold- and copper-rich Seafloor Massive Sulfide (“SMS”) deposits.

We are only at risk for the carrying value of our investment which was initially $2,500,000. At March 31, 2011, our carrying value is $0. There are currently approximately $2,500,000 of outstanding losses allocable to us we have not recognized in our income statement because these losses exceeded our investment basis.

Neptune Minerals, Inc.

During the three-month period ended March 31, 2011, we were contracted by Neptune Minerals, Inc. and its affiliates (“Neptune”) to perform marine services relating to deep-sea mining for a minimum of fifty days. The contract states we are to be paid in cash and Class B shares of common stock of Neptune Minerals, LLC. At March 31, 2011, we have a receivable of $310,000 due in the form of Class B common stock from Neptune. Based on the contractual terms of the agreement, Neptune will issue the respective shares to us within ten days from when the contract ceases. Due to the nature and contractual terms, we have classified this amount as in investment in our balance sheet. We expect to ultimately achieve an ownership percentage in Neptune not to exceed 20%. If the $310,000 was converted as of March 31, 2011, our ownership position in Neptune would be approximately 4%. Accordingly, we will apply the cost method of accounting treatment to this investment.

NOTE G – INCOME TAXES

As of March 31, 2011, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $110 million. The NOL will expire in various years beginning in 2017 and ending through the year 2031. From 2017 through 2021, approximately $4 million of the NOL will expire, from 2022 through 2026, approximately $42 million of the NOL will expire and from 2027 through 2031, approximately $64 million of the NOL will expire.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$39,644,005
Accrued expenses	63,743
Reserve for accounts receivable	3,025,011
Reserve for inventory	169,118
Start-up costs	108,985
Excess of book over tax depreciation	1,186,388
Stock option expense	1,946,765
Investment in unconsolidated entity	979,347
Less: valuation allowance	(46,986,278)

$137,084

Deferred tax liability:
Property and equipment basis	$70,495
Prepaid expenses	66,589

$137,084

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at March 31, 2011. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of March 31, 2011. While we have recovered more than 17 tons of silver and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to monetize the recovered cargo unless and until we are awarded title or a salvage award by the court or otherwise reach a settlement of the matter.

The change in the valuation allowance is as follows:

March 31, 2011	$46,986,278
December 31, 2010	45,983,926

Change in valuation allowance	$1,002,352

Income taxes for the three-month periods ended March 31, 2011 and 2010 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	March 31, 2011	March 31, 2010
Expected (benefit)	$(1,759,172)	$(1,060,376)
State income taxes net of federal benefits	(53,471)	(42,136)
Nondeductible expense	3,277	3,202
Stock options	188,855	—
Derivatives	438,323	—
Change in valuation allowance	1,002,352	1,160,593
Effects of:
Change in apportionment estimate	180,373	(61,763)
Other, net	(537)	480

	$—	$—

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

Trends and Uncertainties

Our current 2011 business plan estimates that some of our planned projects may be financed through project syndications or other partnership and project financing opportunities. One or more of these projected project financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2011 taking into account our current cash flow expectations and expected revenues from multiple sources, including projected sales, project financing and other potential financing opportunities. Our renewed term loan with Fifth Third Bank will require a $2 million payment in August 2011, and we also anticipate redeeming the remaining $5.3 million of Series G Convertible Preferred Stock on or before October 15, 2011. However, we will need to obtain additional capital if cash flow from operations or project financing is not sufficient to pay down these additional amounts. We have experienced several years of net losses resulting in a stockholders’

deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or from generating income from other projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court or negotiate a settlement with other claimants in the case. At the present time, we cannot determine how long that process may take. We have also identified one of our potential high value target shipwrecks, HMS Victory, and there is evidence suggesting that at least one of the Robert Fraser client shipwreck targets has been located. We may not be able to begin recovery operations on projects as planned or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have always been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Revolving credit facility	$5,000,000	$5,000,000
Mortgage payable	2,913,606	2,950,920

	$7,913,606	$7,950,920

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). The credit facility has a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), requires monthly payments of interest only and was originally due in full February 7, 2010, and a 90-day extension was granted until May 7, 2010. On April 23, 2010, the Bank renewed the credit facility which is due in full on April 23, 2011. The facility requires us to pay the Bank an unused line fee equal to one-half percent (0.50%) per annum of the unused portion of the credit line. The line of credit is secured by a restricted cash balance (See NOTE C) as well as approximately 27,900 coins that were recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold. The modified borrowing base is equal to forty percent (40%) of the eligible coin inventory calculated on a rolling twelve-month wholesale average value. Odyssey is required to comply with a number of customary affirmative and negative covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party. See Note P – Subsequent Events.

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

NOTE J – STOCKHOLDERS’ DEFICIT

Common Stock

During the three-month period ended March 31, 2011, we issued 56,000 shares of common stock to two accredited investors upon conversion of 56,000 outstanding warrants.

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

Stock-Based Compensation

We have two active stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan (“Plan”). The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that plan but any granted and unexercised options will continue to exist until exercised or they expire. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amendments to the Plan were approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, the stockholders approved the addition of 3,000,000 shares to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2011 and 2010 was $448,839 and $468,774, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended March 31, 2011 was $1.43. We did not issue stock options in the three-month period ended March 31, 2010. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	March 31, 2011	March 31, 2010
Risk-free interest rate	1.51%-1.89%	—
Expected volatility of common stock	69.1%-69.5%	—
Dividend yield	0%	—
Expected life of options	3.0-4.1 years	—

NOTE K – DEFERRED REVENUE

From time to time, we enter into marine search services contracts associated with shipwreck and deep-sea mining projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At March 31, 2011, we have a $7,536,366 service obligation that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2010, related to one marine search services contract, we had deferred revenue of $730,098.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At March 31, 2011, our uninsured cash balance was approximately $400,000.

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

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities as of March 31, 2011 and December 31, 2010 and the changes in fair value that were reflected in our income:

	March 31, 2011	December 31, 2010
Derivative liabilities:
Compound embedded derivative	$4,997,328	$4,075,344
Warrant derivative	2,655,000	2,287,800

Total derivative liabilities	$7,652,328	$6,363,144

	March 31, 2011	December 31, 2010
Common shares linked to derivative liabilities:
Compound embedded derivative	3,360,000	3,360,000
Warrant derivative	1,800,000	1,800,000

Total common shares linked to derivative liabilities	5,160,000	5,160,000

The following table summarizes the changes in fair values of our derivative liabilities, which are reflected in income, during the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Derivative (expense) income:
Compound embedded derivative	$(921,984)	$—
Warrant derivative	(367,200)	—

Total derivative (expense) income	$(1,289,184)	$—

As more fully discussed in NOTE O Redeemable Preferred Stock, on October 11, 2010, we entered into the Series G Convertible Preferred Stock and Warrant financing transaction and the Series G Convertible Preferred Stock and Warrant settlement transaction. The Series G Convertible Preferred Stock embodied certain terms and features that both possessed all of the conditions of derivative financial instruments and were not clearly and closely related to the host preferred contract in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and the related down-round anti-dilution protection provision, the Company’s redemption privilege and the holder’s redemption privilege. Each of the redemption features also embodies the redemption premium payments. Current accounting principles that are provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving such types of derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates.

The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and results arising from the Monte Carlo Simulations process are as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31 2010
Quoted market price of our common stock	$3.08	$2.78
Contractual conversion rate	$1.78	$1.78
Implied expected term (years)	0.71	0.81
Market volatility:
Range of volatilities	59.93%-73.82%	57.69%-73.28%
Equivalent volatility	67.89%	61.59%
Market-risk adjusted interest rate:
Range of rates	11.0%-32.94%	8.0%-33.09%
Equivalent market-risk adjusted interest rate	15.20%	13.55%
Credit-risk adjusted yield rate:
Range of rates	2.41%-3.83%	3.46%-4.81%
Equivalent credit-risk adjusted yield rate	2.48%	3.54%
Risk-free rates using yields on zero coupon US Treasury Security rates:
Range of rates	0.30%-1.29%	0.29%-1.02%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the three months ended March 31, 2011.

Amount
Balance at January 1, 2011	$4,075,344
Issuances	—
Redemptions	—
Changes in fair value inputs and assumptions reflected in income	921,984

Balance at March 31, 2011	$4,997,328

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique. To illustrate, during the period from December 31, 2010 to on March 31, 2011, the quoted market price of our common stock increased from $2.78 to $3.08. That increase largely caused the increase in fair value during that period.

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

The Trinomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Trinomial Lattice process are as follows for March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31 2010
Quoted market price of our common stock	$3.08	$2.78
Contractual exercise rate	$2.50	$2.50
Effective anti-dilution adjusted exercise price	$2.42	$2.46
Term (years)	2.53	2.78
Range of market volatilities	59.05%-73.82%	57.64%-74.21%
Range of risk-free rates using yields on US Treasury Securities	0.09%-1.29%	0.12%-1.02%

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the three months ended March 31, 2011.

Amount
Balance at January 1, 2011	$2,287,800
Issuances	—
Exercise	—
Changes in fair value inputs and assumptions reflected in income	367,200

Balance at March 31, 2011	$2,655,000

The fair value of the warrant derivative is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Trinomial Lattice technique.

NOTE N – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC	5,962,500	—

Total participating revenue rights	$6,850,000	$887,500

We have previously sold Revenue Participation Certificates (“RPCs”) that represent the right to share in our future revenues derived from the “Cambridge” project, which is now referred to as the HMS Sussex shipwreck project. We also sold RPCs related to a project formerly called the “Republic” project which we now call the “Seattle” project. The “Seattle” project refers to a shipwreck which we have not yet located. The “Cambridge” RPC units constitute restricted securities.

Each $50,000 convertible “Cambridge” RPC entitles the holder to receive a percentage of the gross revenue received by us from the “Cambridge” project, which is defined as all cash proceeds payable to us as a result of the “Cambridge” project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by us to finance the project are excluded from gross revenue. The “Cambridge” project holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 - 35 million, and 12.375% of gross revenue above $35 million generated by the project.

In a private placement that closed in September 2000, we sold “units” consisting of Republic Revenue Participation Certificates and Common Stock. Each $50,000 “unit” entitled the holder to 1% of the gross revenue generated by the “Seattle” project (formerly referred to as the “Republic” project), and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to us as a result of the “Seattle” project, excluding funds received by us to finance the project.

The participating rights balance will be amortized under the units of revenue method once management can reasonably estimate potential revenue for each of these projects. The RPCs for the “Cambridge” and “Republic” projects do not have a termination date, therefore these liabilities will be carried on the books until revenue is recognized from these projects or we permanently abandon either project.

In February 2011, we entered into arrangements for a project syndication deal with Galt Resources LLC (“Galt”) for $5,962,000 which represents rights to future revenues of any project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. The agreement allows Galt to select only one project, and Galt will be allowed to invest approximately an additional $4 million in the project with the permission of Odyssey. The Galt invested balance will be amortized to revenue over the expected revenue stream of the selected project.

NOTE O – REDEEMABLE PREFERRED STOCK

On October 6, 2010, we designated 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”). Significant terms and conditions of the Series G Preferred are as follows:

Dividends. The holders of the Series G Preferred will generally be entitled to receive cash dividends at a rate of $20,000 per share per year (or 8%), payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2011. The dividends are cumulative and accrue, whether or not earned or declared, from and after the date of issue.

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

Voting Rights. The holders of Series G Preferred are entitled to one vote for each share of common stock into which the Series G Preferred is convertible and are entitled to notice of meetings of stockholders. The holders of Series G Preferred will also be entitled to vote as a separate class with respect to certain matters. However, no holder may exercise its voting rights if doing so would result in the holder beneficially owning in excess of 9.9% of the outstanding common stock, unless waived by the holder.

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

Redemption. Odyssey has the option to redeem the Series G Preferred, in whole or in part, at any time after December 15, 2010 at a redemption price of 100% of the liquidation value. Commencing after March 31, 2011, the redemption price increases 1.0% each month without cap. Each holder will have the option to require Odyssey to redeem the Series G Preferred, in whole or in part, at any time after December 15, 2011 at a redemption price commencing at 109% of the liquidation value, which increases 1.0% each without cap such that, after December 15, 2011, the holder’s and Odyssey’s redemption prices will equal. In either case, the redemption price to be paid by Odyssey for each share of Series G Preferred will be the redemption prices referred to above plus accrued dividends. There is no sinking fund requirement for redemption of the Series G preferred stock.

On October 11, 2010, we issued (i) 20 shares of Series G Preferred, plus warrants to purchase 1,530,000 shares of our common stock for cash of $5,050,000 and (ii) 4 shares of Series G Preferred, plus warrants to purchase 270,000 shares of our common stock to settle certain promissory notes with a carrying value of $928,482. We have accounted for the Series G Preferred and warrants issued for cash as a financing transaction, wherein the net proceeds that we received was allocated to the financial instruments issued. We have accounted for the Series G Preferred and warrants issued in settlement of the promissory notes as an exchange, wherein we have recorded the financial instruments issued at their fair values and extinguished the promissory notes resulting in an extinguishment loss.

The following table summarizes the allocation for each of these transactions on October 11, 2010:

	Financing	Exchange	Total
Redeemable preferred stock (1)	$2,747,476	$888,997	$3,636,473
Compound embedded derivatives (2)	1,389,114	261,318	1,650,432
Warrant derivatives (2)	913,410	161,190	1,074,600
Extinguishment loss	—	(383,023)	(383,023)

	$5,050,000	$928,482	$5,978,482

(1)	The fair value of the redeemable preferred stock was estimated based upon its forward cash flow value, at a credit-risk adjusted market interest rate, as enhanced by the fair value of the conversion feature. Credit-risk adjusted rates used to discount the cash flow component ranged from 3.98% to 4.89% over our estimated period to redemption, which is October 2013. The fair value of the conversion feature is reflected in the compound embedded derivative line of the table.
(2)	See NOTE M for information related to the valuation of these financial instruments March 31, 2011 and December 31, 2010.

Prior to making the above accounting allocation, we evaluated the Series G Preferred and the warrants for proper classification under ASC 480 and ASC 815.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. Accretion for the three months ended March 31, 2011 amounted to $423,399 (cumulative accretion as of March 31, 2011 amounted to $806,449).

Our Board of Directors declared dividends in the amount of $240,000 on the Series G Preferred Stock during the three-months ended March 31, 2011. Dividends are recorded when they are declared.

Warrants:

The warrants issued in the financing and exchange transactions have terms of three years and exercise prices of $2.50. The contractual exercise price is subject to adjustment for both traditional recapitalization events and sales of common stock or other common stock linked contracts below the contractual exercise price. The latter is referred to as down-round anti-dilution protections. The warrants did not fall within the scope of ASC 480 under any of the three conditions referred to above. However, the warrants required derivative liability accounting because certain down-round anti-dilution protections are terms that are not consistent with the definition for financial instruments indexed to a company’s own stock.

NOTE P – SUBSEQUENT EVENTS

On May 4, 2011, we amended our revolving credit facility to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million is due on August 1, 2011 and the remainder is due upon maturity. The facility bears floating interest at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was payable at closing. No restricted cash payments will need to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we will be required to pay additional principal, if any, to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. Additional principal payments, if any, will be required at $100,000 per month until the loan balance meets the 80% LTV. The Second Amendment to the Revolving Credit Loan and Security Agreement, and the Amendment to the Real Estate Loan Agreement are attached to this report as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein as reference.

The amended term loan is secured by approximately 27,900 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants.

On April 14, 2011, we entered into separate agreements with two holders of our Series G 8% Convertible Preferred Stock. The two holders are accredited investors and hold, in aggregate, shares representing $5,250,000 of the original $6,000,000 issued on October 12, 2010. The Certificate of Designation relating to the Series G Preferred Stock includes (a) an option for the holders thereof to convert their shares of Series G Preferred Stock into shares of common stock that became exercisable on April 15, 2011, and (b) an option for the holders to redeem the shares of Series G Preferred Stock at any time after December 15, 2011, with the redemption price increasing by 1% per every month beginning April 1, 2011. In consideration of the issuance by Odyssey of warrants to purchase an additional 525,000 shares of common stock at an exercise price of $2.75 per share, the holders agreed to extend by six months the dates upon which the conversion option and the redemption option become exercisable and date upon which the redemption price begins to increase by 1% per month. The shares of Series G Preferred Stock held by the remaining holders, representing $750,000 of the offering, were redeemed by us in April 2011 in accordance with the Certificate of Designation. We are currently evaluating the accounting consequences of this modification.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2010. Only projects with material status updates since that report was filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our owned vessels, the Odyssey Explorer and Ocean Alert, the Dorado Discovery, which we have on long-term charter, or chartered vessels to conduct operations based on availability.

“Atlas” Search Project

Between 2005 and 2010, we searched more than 5,000 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording over 270 shipwrecks. The shipwrecks discovered include site “35-F,” the Marquise de Tornay, and HMS Victory (1744). Additional high-value targets are believed to be within the “Atlas” search area.

2011 operations in the “Atlas” search area have commenced and planned work this year includes additional search, inspection and verification work on several target shipwrecks.

HMS Victory Project

We discovered and conducted a preliminary investigation of the shipwreck of Admiral Balchin’s HMS Victory (which sank in 1744) during our 2008 “Atlas” season. HMS Victory was the inspiration for and direct predecessor to Nelson’s Victory and was the mightiest and most technically advanced vessel of her age.

We have been cooperating closely with the United Kingdom (UK) Ministry of Defense (the “MOD”) on the project. All activities at the site, including the recovery of two bronze cannon, have been conducted in accordance with protocols approved by the UK Government (UKG) and Royal Navy officials. The Victory discovery was announced publicly February 2, 2009. On September 18, 2009, we announced an agreement with the UKG on an 80% salvage award for the cannon recovered from the site.

After notification and agreement with the UK Ministry of Defence, Odyssey conducted a reconnaissance of the site in March 2011 and discovered additional damage to the site. A full report on the findings is being submitted to the UKG.

Discussions with the UKG about the future of Balchin’s HMS Victory are ongoing. We have submitted a proposal that would provide for the archaeological excavation of the shipwreck at no cost to the UKG, and expect that the results of the Consultation process, which will steer the direction of this project, will be made public soon.

Although the UK is not a signatory to the United Nations Educational Scientific and Cultural Organization’s (UNESCO) Convention for the Protection of Underwater Cultural Heritage (“CPUCH”) and therefore not bound by CPUCH, Odyssey’s proposal is consistent with the archaeological principles of the Rules of CPUCH.

Robert Fraser Projects (“Enigma II,” “Firebrand,” “Shantaram”)

Odyssey executed agreements in 2010 with clients of Robert Fraser & Partners LLP (RFP) for three shipwreck search projects code named “Firebrand,” “Shantaram” and “Enigma II.”

Two of the three “Robert Fraser Marine” search projects conducted in 2010 have now moved into the “verification” phase. Based on preliminary results, there is evidence suggesting that at least one of the target shipwrecks has been located. Agreements for both of these projects have been executed and funded. In January 2011, Odyssey executed agreements to provide marine archaeological excavation and related services on an existing project to certain client companies of RFP. The work will be conducted on a shipwreck site that Odyssey discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. Odyssey is providing the research vessel, equipment, technical and archaeological crew to conduct the operation. The contract provided for cash payments totaling approximately $2.3 million to Odyssey plus additional payments based upon revenue derived from the project. After the repayment of all recovery costs, Odyssey will receive at least 50% of net revenue until an additional £1.9 million (approximately U.S. $3.1 million) has been received and then will receive a minimum of 50% of further net revenue in accordance with the search contracts.

Subject to the verification of the shipwreck’s identity, the condition of the cargo and confirmation of jurisdiction for administering legal rights and title to the shipwreck and its cargo, Odyssey expects to enter into additional agreements for the complete archaeological excavation of the site and for the conservation and documentation of any artifacts recovered.

In March 2011, Odyssey executed agreements to expand a search and provide marine archaeological excavation and related services to certain client companies of RFP. Additional work will be conducted on and around a site that Odyssey discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. Odyssey is providing the research vessel, equipment, technical and archaeological crew to conduct the operation. The contract provides for cash payments totaling approximately $2.0 million to Odyssey, plus additional payments based upon revenue derived from the project. After the repayment of all recovery costs, Odyssey will receive 75% of net revenue until an additional £5.9 million (approximately U.S. $9.6 million) has been received and then will receive a minimum of 50% of further net revenue in accordance with the search contracts.

Subject to confirmation of the location and identity, and cargo verification of the target shipwreck, Odyssey expects to enter into additional agreements for the complete archaeological excavation of the site and for the conservation and documentation of any artifacts recovered. During the coming year, we will be conducting preliminary excavations on both of these projects to verify the identities of these shipwrecks and the condition of the reported cargoes.

To protect the security of the operations and search areas, specific location details for “Enigma,” “Firebrand” and “Shantaram” are not being released at this time.

In March 2011, Odyssey executed its first agreement with client companies of RFP to provide mining exploration and drilling operations in a tenement area controlled by Dorado Ocean Resources. The drilling will be conducted on a Seafloor Massive Sulfide (SMS) deposit that was surveyed by Odyssey and Dorado teams during the first 100 days of exploration in Dorado’s South Pacific concession areas in 2010. Three separate areas have been identified for sample drilling in one tenement based on preliminary sample analysis. This contract is for exploration and drilling services in one of those areas. Additional contracts for the remaining two areas in the tenement are expected to be executed during the second quarter. Odyssey is responsible for providing the research vessel, equipment, and technical crew to conduct the operation. The contract provides for preliminary cash payments totaling approximately $1.5 million to Odyssey plus additional payments based upon revenue derived from the project. After the repayment of mining costs, Odyssey will receive approximately 50% of net revenue until an additional £3.7 million (approximately U.S. $5.9 million) has been received. The additional two contracts are expected to have similar terms. Odyssey may also benefit from successful monetization of the deposits because of the company’s ownership in Dorado.

We expect to execute additional agreements with clients of RFP in 2011 for subsea mineral exploration and shipwreck projects.

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

Planning is underway to begin search operations on this project during the summer of 2011. While we have identified several options for recovery of the cargo, specific plans for recovery operations will be completed after the shipwreck is located and the site assessed.

Subsea Mineral Mining and Exploration Project

During 2010, we proved that our team, tools and technology can successfully be applied to the search for deep-ocean mineral deposits. In addition to our work for Dorado Ocean Resources (and our approximate 41% ownership stake in Dorado), we’re expanding our role in this emerging industry.

During February 2011, we expanded our deep-ocean mineral exploration client base by entering into a charter agreement with Neptune Minerals PLC (a UK Company), Neptune Minerals, Inc. (a Nevada Corp.) and Neptune Resources Ltd. (a New Zealand Company). Under the charter, the Dorado Discovery will supply geological exploration services to Neptune Minerals to explore their tenements in the waters surrounding New Zealand during the first half of 2011. This agreement provides for 75% of the charter rate to be paid in cash to Odyssey and 25% to be paid in equity of Neptune Minerals, Inc. John Morris is a principal in Neptune Minerals, Inc. and is also the cofounder and former CEO of Odyssey and continues to be a consultant to Odyssey.

After completion of the Neptune project, it is anticipated that Odyssey will continue exploration activities using the Dorado Discovery in the South Pacific.

Other Syndication Projects

In February 2011, we entered into arrangements for a project syndication deal with Galt Resources LLC. Odyssey has received approximately $6.0 million from Galt which represent rights to future revenues of any project that Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. In addition they will share in additional net proceeds of the project at the rate of 1% for every million invested. The agreement allows Galt to select only one project, and Galt will be allowed to invest an additional $4 million in the project with the permission of Odyssey.

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

“Black Swan” Arrest

We filed our notice of appeal with the Federal District Court for the Middle District of Florida and Eleventh Circuit Court of Appeals on January 15, 2010, and filed the appeal with the Eleventh Circuit on May 11, 2010. Spain issued their reply to our appeal on July 19, 2010, and Odyssey’s reply to Spain’s response was filed on August 19, 2010. Our case has been scheduled for oral argument on May 24, 2011 in Atlanta, Georgia. All of Odyssey’s significant filings to date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

Unidentified Shipwreck (Bray Case)

On March 31, 2011, the Eleventh Circuit Court of Appeals reversed the dismissal of the case ruling that the alleged oral agreement for purchase of research materials was a maritime contract. As reflected in the position taken in our court filings, we were satisfied with this finding as we hoped to litigate what we consider a frivolous claim to deal with it as quickly as possible. Accordingly, the case will be set for trial at the District Court.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2010, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three months ended March 31, 2011, compared to three months ended March 31, 2010

Increase/(Decrease)			2011 vs. 2010
(Dollars in millions)	2011	2010	$		%
Artifact sales and other	$.3	$.1		$.3	279%
Exhibit	—	.1		(—)	(28)
Expedition charter	1.7	2.8		(1.1)	(39)

Total revenue	$2.1	$2.9		$(.8)	(28)%

Cost of sales	.2	—		.1	289%
Marketing, general and administrative	2.2	2.3		(.1)	(4)
Operations and research	3.5	3.6		(.1)	(2)

Total operating expenses	$5.9	$5.9	$	(—)	(1)%

Other income (expense)	$(1.4)	$(.1)		$(1.3)	(1,008)%

The explanations that follow are for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Revenue

The decrease in total revenue of $.8 million was primarily related to a $1.1 million decrease in expedition charter revenue. The decrease in expedition charter revenue associated with “Enigma I” ($1.5 million) and ET 409 aircraft recovery project ($1.3 million) in 2010 was partially offset by current year subsea mineral mining work in the New Zealand area with Neptune Minerals ($1.2 million) and miscellaneous Odyssey Explorer charter revenue in 2011 ($.5 million). We are currently working under a charter agreement with Neptune Minerals which will be completed in the second quarter 2011 along with completion of the “Firebrand” Robert Fraser syndicated project.

Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on display for one month in the first quarter 2010 (Discovery Place, Charlotte, NC.) and two months in 2011 (Maryland Science Center & G. WIZ). The exhibit is currently on display at G.WIZ - The Science Center in Sarasota, Florida until August 31, 2011.

During the first quarter 2011 we have seen an increase in artifact sales of $.3 million versus 2010 primarily due to the addition of a major new distributor.

Operating Expenses

Cost of sales increased by $.1 million in 2011 versus 2010 due to an additional volume of approximately 500 silver coins sold.

Marketing, general and administrative expenses were $2.2 million in 2011 as compared to $2.3 million in 2010 primarily represented a decrease in legal and outside professional services in 2011.

Operations and research expenses were $3.5 million in 2011 as compared to $3.6 million in 2010. The $.1 million decrease was primarily due to lower employee-related and contract labor expenses in the archeology, research and conservation department. Marine operations and vessel expenses were offsetting between the two periods. The Dorado Discovery comprised $1.1 million of the increase in the first quarter 2011 since the ship first came into service beginning in March 2010. These increases in vessel costs were offset by favorable expenses of the Ocean Alert ($1.0 million) which was not working in the first quarter of 2011 and favorable expenses of the Odyssey Explorer ($.1 million) which was primarily related to contract labor expenses. We are currently considering several options for the Ocean Alert including charter, use on a potential project in the Eastern Mediterranean and potential sale.

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and other loans. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in mining. Beginning in the fourth quarter 2010 it included the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and gain/(loss) on debt extinguishment. The unfavorable increase of other expense in the first quarter of 2011 was related to the change in fair value of the derivative of $1.3 million primarily due to the increase in our stock price (see NOTE M).

Liquidity and Capital Resources

	Three Months Ended
(Dollars in thousands)	2011	2010
Summary of Cash Flows:
Net cash provided (used) by operating activities	$62	$(4,845)
Net cash (used) by investing activities	(229)	(396)
Net cash provided by financing activities	6,051	6,020

Net increase in cash and cash equivalents	$5,884	$780

Beginning cash and cash equivalents	236	2,145

Ending cash and cash equivalents	$6,120	$2,925

Discussion of Cash Flows

Net cash provided by operating activities for the first three months of 2011 was $.1 million. This amount primarily reflected an operating loss of $5.2 million offset in part by non-cash items including change in the fair value of derivative liabilities ($1.3 million, see NOTE M), depreciation and loan discount amortization ($.5 million), investment in unconsolidated entity ($.3 million) which represented our equity earned in Neptune Minerals (see NOTE F), and share-based compensation ($.4 million). Working capital changes also included an increase in accounts receivable of $.5 million representing miscellaneous charter revenue for the Odyssey Explorer, and a decrease in accounts payable ($1.8 million) and accrued expenses ($1.4 million). Deferred revenue increased by $6.8 million representing $3 million received from Neptune Minerals for charter services, $1.4 million from clients of Robert Fraser & Partners LLP (RFP) for the Stanton A mining exploration and drilling project, and 3.3 million for other ongoing shipwreck projects with clients of RFP, offset by revenue recognized on the projects of $.9 million.

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

Cash flows used in investing activities for the first three months of 2011 and 2010 were $.2 million and .4 million, respectively, which represented the purchase of marine property and equipment in both periods.

Cash flows provided by financing activities for the first three months of 2011 were $6.1 million which primarily represented proceeds from and an increase in deferred income from revenue participation rights ($6.0 million, see NOTE N). This increase represented the proceeds from the Galt project (see Item 2. Operations Update) which will be amortized into revenue if, or when, the designated project is recovered and monetized. Other sources include the issuance and sale of common stock offset by mortgage and loans payable. Cash flows provided by financing activities for the first three months of 2010 were $6.0 million which included $6.2 million proceeds from the issuance and sale of common stock in January 2010 offset by fees related to the private offering of $.2 million.

General Discussion 2011

At March 31, 2011, we had cash and cash equivalents of $6.1 million, an increase of $5.9 million from the December 31, 2010, balance of $.2 million.

Equity-Related

On October 6, 2010, we entered into separate purchase agreements with certain investors pursuant to sell 24 shares of Series G 8% Convertible Preferred Stock, par value $0.0001 per share, and warrants to purchase up to 1,800,000 shares of Odyssey’s common stock to such investors. The Series G preferred stock and warrants were offered as units, with each unit consisting of one share of Preferred Stock and a Warrant to purchase 75,000 shares of common stock. The purchase price for each unit was $250,000. The transaction closed on October 12, 2010, and we sold 20 of the units for cash, and four of the units were issued upon tender of an aggregate of $1.0 million of principal amount of the promissory notes that Odyssey issued in August 2010 by the holders thereof. Accordingly, the net cash proceeds to Odyssey were approximately $5.0 million. See NOTE N to the Consolidate Financial Statements for further information and the planned accounting for this transaction.

On April 14, 2011, we entered into separate agreements with two holders of Odyssey’s Series G 8% Convertible Preferred Stock. The two holders represented $5,250,000 of the original $6,000,000 Series G Convertible Preferred Stock issued on October 12, 2010. The Certificate of Designation relating to the Series G Preferred Stock includes (a) an option for the holders thereof to convert their shares of Series G Preferred Stock into shares of common stock that became exercisable on April 15, 2011, and (b) an option for the holders to redeem the shares of Series G Preferred Stock at any time after December 15, 2011, with the redemption price increasing by 1% per every month beginning April 1, 2011. In consideration of the issuance by Odyssey of warrants to purchase an additional 525,000 shares of common stock at an exercise price of $2.75 per share, the holders agreed to extend by six months the dates upon which the conversion option and the redemption option become exercisable and date upon which the redemption price begins to increase by 1% per month. The shares of Series G Preferred Stock held by the remaining holders, representing $750,000 of the offering, were redeemed by Odyssey in April 2011 in accordance with the Certificate of Designation.

Other Cash Flow Areas

In January 2011, Odyssey executed agreements to provide marine archaeological excavation and related services on an existing project to certain client companies of Robert Fraser & Partners LLP (RFP). The work will be conducted on a shipwreck site that Odyssey discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. The contract provides for cash payments totaling approximately $2.3 million to Odyssey (of which $2.1 million was received in the first quarter) plus additional payments based upon revenue derived from the project. See ITEM 2, Operational Status, Robert Fraser Projects (“Enigma II,” “Firebrand,” “Shantaram”).

In February 2011, Odyssey closed on a project syndication deal with Galt Resources LLC. Odyssey has received approximately $6.0 million from Galt which represent rights to future revenues of the project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. In addition they will share in the future net proceeds of the project at the rate of 1% for every million invested. The agreement allows Galt to select only one project, and Galt will be allowed to invest an additional $4 million in the project with the permission of Odyssey.

During February 2011, Odyssey entered into a charter agreement with Neptune Minerals PLC (a UK Company) and Neptune Minerals, Inc. (a Nevada Corp.) and Neptune Resources Ltd. (a New Zealand Company) for the Dorado Discovery to supply geological exploration services to Neptune Minerals to explore their tenements in the waters surrounding New Zealand in the first half of 2011. Odyssey has received $3 million in cash for the charter and will also receive a minority equity position in Neptune Minerals, Inc. upon completion of the project. See ITEM 2, Operational Status, Other Syndication Projects.

In March 2011, Odyssey executed agreements to expand a search and provide marine archaeological excavation and related services to certain client companies of RFP. Additional work will be conducted on and around a site that Odyssey discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. The contract provides for cash payments totaling approximately $2.0 million to Odyssey (of which $1.0 million was received in the first quarter and an additional $.8 million was received in April 2011), plus additional payments based upon revenue derived from the project. See ITEM 2, Operational Status, Robert Fraser Projects (“Enigma II,” “Firebrand,” “Shantaram”).

In March 2011, Odyssey executed its first agreement with client companies of RFP to provide mining exploration and drilling operations in a tenement area controlled by Dorado Ocean Resources. The drilling will be conducted on a Seafloor Massive Sulfide (SMS) deposit that was surveyed by the Odyssey and Dorado teams during the first 100 days of exploration in Dorado’s South Pacific concession areas in 2010. Three separate areas have been identified for sample drilling in one tenement based on preliminary sample analysis. This contract is for exploration and drilling services in one of those areas. Additional contracts for the remaining two areas in the tenement are expected to be executed during the second quarter. The contract provides for preliminary cash payments totaling approximately $1.5 million to Odyssey (of which Odyssey received $1.4 million in the first quarter and an additional $.1 million was received in April 2011) plus additional payments based upon revenue derived from the project. See ITEM 2, Operational Status, Robert Fraser Projects (“Enigma II,” “Firebrand,” “Shantaram”). Final payment of $.2 million was received in March 2011 for the Firebrand project whereby work will be completed in April 2011.

Due to the lack of specificity on the ultimate form of collection of the Dorado receivable, we recorded a $6.9 million receivable reserve against operations in 2010. There remains a $2.0 million account receivable from DOR which could be offset against our subscription payable of $2.0 million which is due by April 1, 2013. At the present time we will retain our ownership interest in DOR (approximately 41%) and we continue to be very optimistic concerning the future potential of this emerging new business. We expect to convert our accounts receivable into an interest bearing note with equity conversion privileges. We continue to believe that we will receive the economic benefit of all or a portion of the receivable/note that relates to the reserve that has been established and will continue to evaluate this asset accordingly in future periods.

Bank Credit Facility

On May 4, 2011, we amended our revolving credit facility to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million is due August 1, 2011 and the remainder is due upon maturity. The facility bears a floating interest at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was payable at closing. No restricted cash payments will need to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we will be required to pay an additional principal, if any, to an 80% loan-to-value (LTV) based upon an independent real estate appraisal. Any additional principal payments, if any, will be required at $100,000 per month until the loan balance meets the 80% LTV. The Second Amendment to the Revolving Credit Loan and Security Agreement, and the Amendment to the Real Estate Loan Agreement are attached to this report as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein as reference.

The amended term loan is secured by approximately 27,900 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants.

Trends and Uncertainties

Our current 2011 business plan estimates that some of our planned projects may be financed through project syndications or other partnership and project financing opportunities. One or more of these projected project financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2011 taking into account our current cash flow expectations and expected revenues from multiple sources, including projected sales, project financing and other potential financing opportunities. Our renewed term loan with Fifth Third Bank will require a $2 million payment in August 2011, and we also anticipate redeeming the remaining $5.3 million of Series G Convertible Preferred Stock on or before October 15, 2011. However, we will need to obtain additional capital if cash flow from operations or project financing is not sufficient to pay down these additional amounts. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or from generating income from other projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court or negotiate a settlement with other claimants in the case. At the present time, we cannot determine how long that process may take. We have also identified one of our potential high value target shipwrecks, HMS Victory, and there is evidence suggesting that at least one of the Robert Fraser client shipwreck targets has been located. We may not be able to begin recovery operations on projects as planned or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have always been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

New Accounting Pronouncements

As of March 31, 2011, the impact of recent accounting pronouncements on our business is not considered to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of Odyssey’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that Odyssey’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2010, with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. [Removed and Reserved]

ITEM 5. Other Information

None.

ITEM 6. Exhibits

10.1	Second Amendment to Revolving Credit Loan and Security Agreement dated May 4, 2011 (Filed herewith electronically)

10.2	Amendment to Real Estate Loan Agreement dated May 4, 2011 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: May 9, 2011	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer