Form 10-Q
period 2011-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2011-08-08
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 28, 2011 was 72,793,773.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,528,885	$235,762
Restricted cash	219,988	563,710
Accounts receivable, net	751,856	2,095,571
Inventory	399,741	409,613
Other current assets	714,217	467,180

Total current assets	19,614,687	3,771,836

PROPERTY AND EQUIPMENT
Equipment and office fixtures	17,176,730	16,637,638
Building and land	4,678,764	4,671,231
Accumulated depreciation	(13,967,764)	(12,979,576)

Total property and equipment, net	7,887,730	8,329,293

NON-CURRENT ASSETS
Restricted cash	77,542	183,498
Inventory	5,806,405	6,020,699
Other non-current assets	1,110,064	1,101,367

Total other assets	6,994,011	7,305,564

Total assets	$34,496,428	$19,406,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,057,700	$2,238,356
Accrued expenses and other	1,405,352	2,766,672
Deferred revenue	3,857,108	730,098
Subscription payable	—	1,998,800
Derivative liabilities	7,853,916	6,363,144
Mortgage and loans payable	5,819,179	5,174,537

Total current liabilities	19,993,255	19,271,607

NON-CURRENT LIABILITIES
Mortgage and loans payable	2,032,253	2,776,383
Deferred income from revenue participation rights	8,200,000	887,500

Total long-term liabilities	10,232,253	3,663,883

Total liabilities	30,225,508	22,935,490

Commitments and contingencies (NOTE H)

Redeemable Series G Convertible Preferred Stock	5,250,000	4,019,523

STOCKHOLDERS’ DEFICIT
Preferred stock – $.0001 par value; 9,361,176 shares authorized; none outstanding	—	—
Preferred stock series D convertible – $.0001 par value; 448,800 shares authorized at June 30, 2011 and December 31, 2010, respectively; 206,400 shares issued and outstanding, respectively	21	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 72,793,773 and 67,082,835 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	7,279	6,708
Additional paid-in capital	136,636,097	122,722,840
Accumulated deficit	(137,622,477)	(130,277,889)

Total stockholders’ deficit	(979,080)	(7,548,320)

Total liabilities and stockholders’ deficit	$34,496,428	$19,406,693

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUE
Artifact sales and other	$105,024	$207,698	$453,914	$297,249
Exhibit	28,409	2,500	71,402	65,000
Expedition	6,611,136	4,124,510	8,313,355	6,900,884

Total revenue	6,744,569	4,334,708	8,838,671	7,263,133

OPERATING EXPENSES
Cost of sales – artifacts and other	52,561	94,738	226,137	139,383
Marketing, general and administrative	2,434,090	2,302,807	4,604,169	4,570,285
Operations and research	5,186,884	5,055,511	8,719,594	8,664,918

Total operating expenses	7,673,535	7,453,056	13,549,900	13,374,586

INCOME (LOSS) FROM OPERATIONS	(928,966)	(3,118,348)	(4,711,229)	(6,111,453)

OTHER INCOME (EXPENSE)
Interest income	149	1,170	535	2,672
Interest expense	(105,710)	(92,286)	(203,611)	(173,995)
Change in derivative liabilities fair value	704,562	—	(584,622)	—
(Loss) from unconsolidated entity	(1,595,000)	(274,552)	(1,595,000)	(335,460)
Other	(5,588)	(7,230)	(10,661)	8,239

Total other income (expense)	(1,001,587)	(372,898)	(2,393,359)	(498,544)

LOSS BEFORE INCOME TAXES	(1,930,553)	(3,491,246)	(7,104,588)	(6,609,997)
Income tax benefit (provision)	—	—	—	—

NET LOSS	$(1,930,553)	$(3,491,246)	$(7,104,588)	$(6,609,997)

NET LOSS PER SHARE
Basic and diluted (See NOTE B)	$(.07)	$(.05)	$(.15)	$(.10)

Weighted average number of common shares outstanding
Basic and diluted	67,873,487	66,145,651	67,512,776	64,469,498

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,104,588)	$(6,609,997)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	1,017,142	1,078,895
Change in derivatives liabilities fair value	584,622	—
Loss from unconsolidated entity	1,595,000	335,460
Investment in unconsolidated entity	(1,595,000)	—
Share-based compensation	898,314	937,548
(Increase) decrease in:
Restricted cash	449,678	(3,085)
Accounts receivable	(655,086)	(1,322,920)
Inventory	224,166	119,306
Other assets	(257,137)	(401,657)
Increase (decrease) in:
Accounts payable	(1,180,656)	1,209,172
Accrued expenses and other	(1,304,594)	94,643
Deferred revenue	3,127,010	1,042,413
Subscription payable	—	(182,047)

NET CASH (USED) BY OPERATING ACTIVITIES	(4,201,129)	(3,702,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(401,337)	(1,046,189)
Investment in unconsolidated entity	—	(1,200)

NET CASH (USED) BY INVESTING ACTIVITIES	(401,337)	(1,047,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,680,077	6,243,000
Deferred income from revenue participation rights	7,312,500	—
Dividends	(240,000)	—
Redemption of Series G Preferred	(757,500)	—
Fees on private offering	—	(186,254)
Proceeds from issuance loan payable	—	72,714
Repayment of mortgage and loans payable	(99,488)	(98,863)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,895,589	6,030,597

NET INCREASE IN CASH	17,293,123	1,280,939

CASH AT BEGINNING OF PERIOD	235,762	2,145,449

CASH AT END OF PERIOD	$17,528,885	$3,426,388

SUPPLEMENTARY INFORMATION:
Interest paid	$204,174	$184,294
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$229,564	$496,964
Series G Preferred Stock accretion	$2,217,409	$—
Acquired non-controlling interest of Dorado Resources, Ltd. with the assumption of a subscription payable of an equal amount (See NOTE F)	$—	$1,998,800
Offset account receivable with subscription payable (See NOTE D)	$1,998,800	$—
Accounts receivable converted to stock in unconsolidated entity (See NOTE D)	$—	$—

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2011, and the results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition and Accounts Receivable

Revenue from product sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. In accordance with Topic A.1. in SAB 13: Revenue Recognition, exhibit and expedition charter revenue is recognized ratably when realized and earned as time passes throughout the contract period as defined by the terms of the agreement. Bad debts are recorded as identified and, from time to time, a specific reserve allowance will be established when required. A return allowance is established for sales which have a right of return. Accounts receivable is stated net of any recorded allowances.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2011, we did not own securities with a maturity greater than three months.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives, which are normally between three and ten years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Major overhaul items (such as engines or generators) that enhance or extend the useful life of vessel-related assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever is shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualify to be capitalized and depreciated over the period of time until the next scheduled planned major maintenance for that item. All other repairs and maintenance are accounted for under the direct-expensing method and are expensed when incurred.

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

At June 30, 2011 and 2010, weighted average common shares outstanding year-to-date were 67,512,776 and 64,469,498, respectively. For the periods ended June 30, 2011 and 2010, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Average market price during the period	$3.51	$1.26	$3.29	$1.33

In the money potential common shares from options excluded	249,392	631,261	202,867	536,560
In the money potential common shares from warrants excluded	1,553,474	—	1,330,160	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Out of the money options and warrants excluded:
Stock options with an exercise price of $3.50 per share	—	1,412,916	875,000	1,412,916
Stock options with an exercise price of $3.51 per share	984,670	1,003,170	984,670	1,003,170
Stock options with an exercise price of $3.53 per share	211,900	211,900	211,900	211,900
Stock options with an exercise price of $4.00 per share	52,500	97,500	52,500	97,500
Stock options with an exercise price of $5.00 per share	650,000	650,000	650,000	650,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $2.25 per share	—	2,400,000	—	2,400,000
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	2,099,070	5,975,486	2,974,070	5,975,486

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Potential common shares from Convertible Preferred Stock excluded from EPS	3,146,400	206,400	3,146,400	206,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Potential common shares from unvested restricted stock awards excluded from EPS	495,548	631,261	416,871	536,560

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss	$(1,930,553)	$(3,491,246)	$(7,104,588)	$(6,609,997)

Accretion of Series G Preferred Stock	(1,564,578)	—	(1,987,977)	—

Fair market value of warrants issued to Series G Preferred Stock stockholders	(906,150)	—	(906,150)	—
Cumulative dividends on Series G Preferred Stock	(105,000)	—	(238,479)	—

Numerator, basic and diluted net income (loss) available to stockholders	$(4,506,281)	$(3,491,246)	$(10,237,194)	$(6,609,997)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	67,873,487	66,145,651	67,512,776	64,469,498

Shares used in computation – diluted:
Weighted average common shares outstanding	67,873,487	66,145,651	67,512,776	64,469,498
Dilutive effect of potential common shares outstanding	—	—	—	—

Shares used in computing diluted net income per share	67,873,487	66,145,651	67,512,776	64,469,498

Net loss per share – basic	$(0.07)	$(0.05)	$(0.15)	$(0.10)
Net loss per share – diluted	$(0.07)	$(0.05)	$(0.15)	$(0.10)

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

Stock-based Compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation (See NOTE J).

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

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets (See NOTE M for additional information). We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our sale and issuance of redeemable preferred stock and freestanding warrants during October 2010 with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815 – Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.

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

NOTE C – RESTRICTED CASH

As required by the mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments were made for the first one-year period. On each anniversary of the mortgage, we deposit or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at June 30, 2011, was $297,530.

NOTE D – ACCOUNTS RECEIVABLE

The accounts receivable balances at June 30, 2011 and December 31, 2010 were $751,856 and $2,095,571, respectively, which are net of reserves for doubtful accounts of $6,390,593 and $8,494,672, respectively. The December 31, 2010 balance included $2,000,000 related to 2010 charter activity with Dorado Ocean Resources, Ltd. (“DOR”). During the three-month period ended June 30, 2011, we chose to exercise our contractual right to offset our subscription payable of $1,998,800 owed to DOR against their $2,000,000 account receivable balance. As described in NOTE F, Neptune Minerals, Inc. (“NMI”) completed a share exchange with DOR shareholders and assumed complete control of DOR. In connection with the share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,277,675 of the outstanding debt of DOR owed to us. In addition, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt for 2,500,000 shares of NMI Class B non-voting common stock. The remaining amount of the DOR receivable is reserved for in its entirety.

NOTE E – INVENTORY

Our inventory consisted of the following:

	June 30, 2011	December 31, 2010
Artifacts	$6,011,026	$6,203,813
Packaging	187,747	219,101
Merchandise	477,005	486,857
Merchandise reserve	(469,632)	(479,459)

Total inventory	$6,206,146	$6,430,312

Of these amounts, $5,806,405 and $6,020,699 are classified as non-current as of June 30, 2011 and December 31, 2010, respectively.

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

NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES

During the quarter ended December 31, 2009, we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. In April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a stock exchange agreement. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for our surrendered units in SMM. We also acquired an additional 1,200 shares of DOR valued at $2,000,000 that resulted in a 41.25% ownership of DOR. Ultimately we held a 40.8% ownership of DOR. Under the terms of the Share Subscription Agreement (subscription payable), we had the option to pay for this investment in cash, provide marine services to DOR over a three-year period commencing April 2010 or exercise our contractual right to offset against the $2,000,000 marine services accounts receivable owed to us. See NOTE D for the disposition of this subscription payable. The focus of DOR was on the exploration and monetization of gold- and copper-rich Seafloor Massive Sulfide (“SMS”) deposits.

During the six month period ended June 30, 2011, we have been engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining on two separate charter agreements. The agreements provided for payments to us in cash and Class B shares of non-voting common stock of Neptune Minerals, LLC. As of June 30, 2011, we earned 1,170,000 shares of the Class B non-voting common stock. During this same time frame, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,277,675 of the outstanding debt DOR owed to us. In addition, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At June 30, 2011, we have a net share position in NMI of 5,320,000 shares, which represents an approximate 31% ownership before any further dilution of the NMI stock.

Based on guidance in ASC 323: Equity Method and Joint Ventures, management has determined we are able to exert significant influence and, therefore, management believes it is appropriate to apply the equity method of accounting to this investment. Additionally, we do not have any requirements to provide any additional financial support to DOR or NMI. The original $2,500,000 accounts receivable related to the 2,500,000 share conversion was fully reserved and maintained a net book value of zero. The 1,650 shares related to the original DOR investment had a net book value of zero because DOR accounting was on the equity method and the entire investment was written down to zero. These stock conversions were viewed as contribution of non-cash assets with a carrying basis of zero. Therefore, we believe the carry-over basis is more appropriate to measure the investment than fair value. Accordingly, no gain or loss was recorded on these transactions.

At June 30, 2011, there was approximately $2,500,000 of outstanding DOR losses allocable to us that we have not recognized in our income statement because these losses exceeded our investment basis in DOR which was zero. Based on the NMI and DOR transaction described above, we believe it is appropriate to allocate these losses to any incremental investment recognized on our balance sheet in NMI. During the six-month period ended June 30, 2011, we earned $1,595,000 worth of the Class B non-voting common stock from our NMI marine services charter. Accordingly, we applied this amount against the unrecognized loss noted above as well as recognized this amount as a loss from unconsolidated entity in our income statement. From the time we instituted the equity method of accounting, June 1, 2011, we believe our share of NMI losses for the month of June is approximately $577,000. The $577,000 is not recognized in our income statement since our investment carrying basis is zero but it is included in the remaining cumulative and outstanding losses of approximately $1,500,000 not yet recognized in our financial statements.

NOTE G – INCOME TAXES

As of June 30, 2011, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $110 million. The NOL will expire in various years beginning in 2017 and ending through the year 2031. From 2017 through 2021, approximately $4 million of the NOL will expire, from 2022 through 2026, approximately $42 million of the NOL will expire and from 2027 through 2031, approximately $64 million of the NOL will expire.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$39,306,619
Accrued expenses	65,031
Reserve for accounts receivable	2,682,180
Reserve for inventory	170,617
Start-up costs	111,186
Excess of book over tax depreciation	1,271,660
Stock option expense	2,149,382
Investment in unconsolidated entity	2,087,159
Less: valuation allowance	(47,736,453)

$107,380

Deferred tax liability:
Property and equipment basis	$71,920
Prepaid expenses	35,460

$107,380

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at June 30, 2011. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks and thus a valuation allowance has been recorded as of June 30, 2011. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to monetize the recovered cargo unless and until we are awarded title or a salvage award by the court or otherwise reach a settlement of the matter.

The change in the valuation allowance is as follows:

June 30, 2011	$47,736,453
December 31, 2010	45,983,926

Change in valuation allowance	$1,752,527

Income taxes for the six-month periods ended June 30, 2011 and 2010 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	June 30, 2011	June 30, 2010

Expected (benefit)	$(2,415,560)	$(2,247,400)
State income taxes net of federal benefits	(138,430)	(82,266)
Nondeductible expense	7,920	6,666
Stock options	188,855	—
Derivatives	198,771	—
Change in valuation allowance	1,752,527	2,431,546
Effects of:
Change in apportionment estimate	406,193	(109,026)
Other, net	(276)	480

	$—	$—

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

Trends and Uncertainties

Our current 2011 business plan estimates that some of our planned projects may be financed through project syndications or other partnership and project financing opportunities. One or more of these projected project financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2011 taking into account our current cash flow expectations and expected revenues from multiple sources, including projected sales, project financing and other potential financing opportunities. Our renewed term loan with Fifth Third Bank required a $2 million payment which was made in July 2011, and we also anticipate redeeming the remaining $5.3 million of Series G Convertible Preferred Stock on or before October 15, 2011. However, we will need to obtain additional capital if cash flow from operations or project financing is not sufficient to pay down these additional amounts. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or from generating income from other projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court or negotiate a settlement with other claimants in the case. At the present time, we cannot determine how long that process may take. We have also identified one of our potential high value target shipwrecks, HMS Victory, and there is evidence suggesting that at least one of the Robert Fraser client shipwreck targets has been located. We may not be able to begin recovery operations on projects as planned or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have always been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Term loan	$5,000,000	$—
Revolving credit facility	—	5,000,000
Mortgage payable	2,851,432	2,950,920

	$7,851,432	$7,950,920

Term loan

On May 4, 2011, we amended our revolving credit facility with Fifth Third Bank (the “Bank”) to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million was due and paid prior to August 1, 2011, and the remainder is due by maturity. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was paid at closing. No restricted cash amounts will need to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement (mortgage payable) for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments will be at $100,000 per month until the loan balance meets the 80% LTV. Based on this condition, we have commenced the repayment of $643,750 starting in July 2011.

The amended term loan is secured by approximately 27,600 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants.

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with the Bank. The credit facility had a floating interest rate equal to the prime rate plus fifty basis points (.50%), required monthly payments of interest only and was originally due in full February 7, 2010, and a 90-day extension was granted until May 7, 2010. On April 23, 2010, the Bank renewed the credit facility which became due in full on April 23, 2011. The facility required us to pay the Bank an unused line fee equal to one-half percent (0.50%) per annum of the unused portion of the credit line. The line of credit was secured by a restricted cash balance (See NOTE C) as well as approximately 27,600 coins that were recovered from the SS Republic shipwreck, which amount was reduced over the term by the amount of coins sold. The modified borrowing base was equal to forty percent (40%) of the eligible coin inventory calculated on a rolling twelve-month wholesale average value. Odyssey was required to comply with a number of customary affirmative and negative covenants. The significant covenants included: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party. On May 4, 2011, we replaced this facility with the Bank with the term loan described in the preceding paragraph.

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As a condition to entering the term loan noted above, we were required to amend this loan whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments will be at $100,000 per month until the loan balance meets the 80% LTV. Based on this condition, we have commenced the repayment of $643,750 starting in July 2011.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. The seller originally carried a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. As of June 30, 2011, $25,000 is outstanding. The interest is at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012, and is also secured by the related mortgaged real property.

NOTE J – STOCKHOLDERS’ DEFICIT

Common Stock

During June 2011, we completed a public offering of 5,520,000 shares of our common stock at $3.05 per share, before underwriting discounts and commissions. This offering was conducted pursuant to an effective shelf registration statement, which is on file with the Securities and Exchange Commission.

During the three-month period ended June 30, 2011, we issued 46,000 shares of common stock to two accredited investors upon conversion of 46,000 outstanding warrants.

During our annual meeting of stockholders on June 1, 2011, an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000 was approved by the stockholders.

On May 6, 2010, we issued 1,300,000 shares of common stock to one institutional investor upon conversion of 13 outstanding shares of our Series E Convertible Preferred Stock. This conversion was completed in accordance with the original terms of the Series E Convertible Preferred Stock.

On April 20, 2010, we issued 600,000 shares of common stock to one institutional investor upon conversion of 600,000 outstanding shares of our Series D Convertible Preferred Stock. This conversion was completed in accordance with the original terms of the Series D Convertible Preferred Stock.

During the three-month period ended March 31, 2011, we issued 56,000 shares of common stock to two accredited investors upon exercise of 56,000 outstanding warrants.

On March 18, 2010, we issued 600,000 shares of common stock to one institutional investor upon conversion of 600,000 outstanding shares of our Series D Convertible Preferred Stock. This conversion was completed in accordance with the original terms of the Series D Convertible Preferred Stock.

On February 12, 2010, we issued 500,000 shares of common stock to one institutional investor upon conversion of 500,000 outstanding shares of our Series D Convertible Preferred Stock. This conversion was completed in accordance with the original terms of the Series D Convertible Preferred Stock.

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

Stock-Based Compensation

We have two stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan (“Plan”). The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that plan but any granted and unexercised options will continue to exist until exercised or they expire. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amendments to the Plan were approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, the stockholders approved the addition of 3,000,000 shares to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the six-month periods ended June 30, 2011 and 2010 was $898,314 and $937,548, respectively, and for the three-month periods ended June 30, 2011 and 2010 was $449,475 and $468,774, respectively.

We did not issue stock options in the three-month periods ended June 30, 2011 and 2010. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE K – DEFERRED REVENUE

From time to time, we enter into marine search services contracts associated with shipwreck and deep-sea mining projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At June 30, 2011, we have a $3,857,108 marine service obligation that will be recognized as revenue over the period of time the contractual marine services are provided. At December 31, 2010, related to one marine search services contract, we had deferred revenue of $730,098.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2011, our uninsured cash balance was approximately $15,600,000.

Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,800 per month until maturity in July 2013. Subsequent to our July 2011 $2,000,000 principal reduction on our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,500 per month until maturity in April 2012. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

As more fully discussed in NOTE O, (i) on October 11, 2010, we entered into the Series G Convertible Preferred Stock and Warrant Financing Transaction and the Series G Convertible Preferred Stock and Warrant Settlement Transactions, which gave rise to our recognition and classification of derivative financial instruments, (ii) in April 2011 certain investors redeemed Series G Preferred Stock for cash of $757,500, and (iii) on April 14, 2011 the remaining outstanding shares of Series G Preferred Stock were modified and an additional 525,000 warrants were issued in connection with the modification.

The following tables summarize the components of our derivative liabilities as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Derivative liabilities:
Compound embedded derivative	$4,520,691	$4,075,344
Warrant derivative	3,333,225	2,287,800

Total derivative liabilities	$7,853,916	$6,363,144

	June 30, 2011	December 31, 2010
Common shares linked to derivative liabilities:
Compound embedded derivative	2,940,000	3,360,000
Warrant derivative	2,325,000	1,800,000

Total common shares linked to derivative liabilities	5,265,000	5,160,000

The following table summarizes the changes in fair values of our derivative liabilities, which are reflected in income, during the six-months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Derivative (expense) income:

Compound embedded derivative	$476,637	$—	$(445,347)	$—
Warrant derivative	227,925	—	(139,275)	—

Total derivative (expense) income	$704,562	$—	$(584,622)	$—

The Series G Convertible Preferred Stock included certain terms and features that both possessed all of the conditions of derivative financial instruments and were not clearly and closely related to the host preferred contract in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and the related down-round anti-dilution protection provision, the Company’s redemption privilege and the holder’s redemption privilege. Each of the redemption features also embodies the redemption premium payments. Current accounting principles that are provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving such types of derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates.

The Monte Carlo Simulations technique is a level-three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and results arising from the Monte Carlo Simulations process are as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31 2010
Quoted market price of our common stock	$3.13	$2.78
Contractual conversion rate	$1.78	$1.78
Implied expected term (years)	0.74	0.81
Market volatility:
Range of volatilities	61.80%-71.95%	57.69%-73.28%
Equivalent volatility	67.38%	61.59%
Market-risk adjusted interest rate:
Range of rates	8.0%-32.00%	8.0%-33.09%
Equivalent market-risk adjusted interest rate	12.40%	13.55%
Credit-risk adjusted yield rate:
Range of rates	2.24%-3.32%	3.46%-4.81%
Equivalent credit-risk adjusted yield rate	2.27%	3.54%
Risk-free rates using yields on zero coupon US Treasury Security rates:
Range of rates	0.19%-0.81%	0.29%-1.02%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the six-months ended June 30, 2011.

Amount
Balance at January 1, 2011	$4,075,344
Issuances	—
Expirations from redemptions of host contracts reflected in income	(676,718)
Changes in fair value inputs and assumptions reflected in income	1,122,065

Balance at June 30, 2011	$4,520,691

Fair value adjustments associated with redeemed Series G Preferred shares were recorded through the respective dates of redemption and amounted to expense of $52,052. Upon the redemption of the Series G Preferred shares for cash at par value discussed in the introductory paragraph and Note O, the compound embedded derivative option associated with the redeemed shares expired and was written off to income in the amount of $676,718. The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique. To illustrate, during the period from December 31, 2010 and June 30, 2011, the quoted market price of our common stock increased from $2.78 to $3.13. That increase largely caused the increase in fair value during that period.

In addition to the Series G Convertible Preferred Stock, we also issued warrants to acquire 1,800,000 of our common shares. On April 14, 2011, we issued the investors additional warrants to acquire 525,000 shares of common stock as consideration for the modification described in NOTE O. These warrants required liability classification as derivative financial instruments because certain down-round anti-dilution protection features included in the warrant agreements are not consistent with the concept of equity. We applied the Trinomial Lattice valuation technique in estimating the fair value of the warrants because we believe that this technique is most appropriate and reflects all of the assumptions that market participants would likely consider in transactions involving the warrants, including the potential incremental value associated with the down-round anti-dilution protections.

The Trinomial Lattice technique is a level-three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Trinomial Lattice process are as follows for April 14, 2011, June 30, 2011 and December 31, 2010:

	April 14, 2011	June 30, 2011	December 31 2010
Quoted market price of our common stock	$3.36	$3.13	$2.78
Contractual exercise rate	$2.75	$2.50-$2.75	$2.50
Effective anti-dilution adjusted exercise price	$2.59	$2.49-$2.61	$2.46
Term (years)	3.00	2.28-2.78	2.78
Range of market volatilities	59.51%-73.01%	61.02%-73.46%	57.64%-74.21%
Range of risk-free rates using yields on US Treasury Securities	0.07%-1.27%	0.03%-0.81%	0.12%-1.02%

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the six months ended June 30, 2011.

Amount
Balance at January 1, 2011	$2,287,800
Issuances of Modification Warrants on April 14, 2011	906,150
Exercises	—
Changes in fair value inputs and assumptions reflected in income	139,275

Balance at June 30, 2011	$3,333,225

The fair value of the warrant derivative is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Trinomial Lattice technique.

NOTE N – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC	7,312,500	—

Total participating revenue rights	$8,200,000	$887,500

We previously sold Revenue Participation Certificates (“RPCs”) that represent the right to share in our future revenues derived from the “Cambridge” project, which is now referred to as the HMS Sussex shipwreck project. We also sold RPCs related to a project formerly called the “Republic” project which we now call the “Seattle” project. The “Seattle” project refers to a shipwreck which we have not yet located. The “Cambridge” RPC units constitute restricted securities.

Each $50,000 convertible “Cambridge” RPC entitles the holder to receive a percentage of the gross revenue received by us from the “Cambridge” project, which is defined as all cash proceeds payable to us as a result of the “Cambridge” project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by us to finance the project are excluded from gross revenue. The “Cambridge” project holders are entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4 – 35 million, and 12.375% of gross revenue above $35 million generated by the project.

In a private placement that closed in September 2000, we sold “units” consisting of “Republic” Revenue Participation Certificates and Common Stock. Each $50,000 “unit” entitled the holder to 1% of the gross revenue generated by the “Seattle” project (formerly referred to as the “Republic” project), and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to us as a result of the “Seattle” project, excluding funds received by us to finance the project.

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

In February 2011, we entered into arrangements for a project syndication deal with Galt Resources LLC (“Galt”) for which they can invest up to $10,000,000 representing rights to future revenues of any project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. The agreement allows Galt to select only one project. As of June 30, 2011, Galt has invested $7,312,500 and is permitted to invest approximately an additional $2.7 million in the project with the permission of Odyssey. The Galt invested balance will be amortized to revenue over the expected revenue stream of the selected project.

NOTE O – REDEEMABLE PREFERRED STOCK

On October 6, 2010, we designated 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”). On October 12, 2010, we issued 24 shares of Series G Preferred for cash and in settlement of debt, as further discussed below. During April 2011, certain holders redeemed 3 shares of Series G Preferred for cash under the terms and conditions of the Series G Preferred Certificate of Designation. Significant terms and conditions of the Series G Preferred, as modified on April 14, 2011 (as discussed later in this NOTE), are as follows:

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

Conversion Rights. At any time on or after April 15, 2012, any holder of shares of Series G Preferred may convert any or all of the shares into shares of common stock. Each share of Series G preferred will be convertible into the number of shares determined by dividing $250,000 by $1.785714, which we refer to as the conversion price. The number of shares of common stock issuable upon conversion of the Series G Preferred is subject to adjustment in certain events, as discussed in the next paragraph.

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

Redemption. Odyssey has the option to redeem the Series G Preferred, in whole or in part, at any time after June 15, 2011 at a redemption price of 100% of the liquidation value. Commencing after October 1, 2011, the redemption price increases 1.0% each month without cap. Each holder will have the option to require Odyssey to redeem the Series G Preferred, in whole or in part, at any time after June 15, 2012, at a redemption price equal to the original value plus the aforementioned incremental 1% and accrued dividends. There is no sinking fund requirement for redemption of the Series G preferred stock.

On October 11, 2010, we issued (i) 20 shares of Series G Preferred, plus warrants to purchase 1,530,000 shares of our common stock for cash of $5,050,000 and (ii) 4 shares of Series G Preferred, plus warrants to purchase 270,000 shares of our common stock to settle certain promissory notes with a carrying value of $928,482. Over a period from April 4, 2011 to April 8, 2011, investors redeemed 3 shares of Series G Preferred for cash of $757,500. On April 14, 2011, we modified the conversion and redemption dates noted above for consideration of warrants to purchase 525,000 shares of our common stock that are exercisable for a three year period at $2.75 per share.

We accounted for the Series G Preferred and warrants issued for cash as a financing transaction, wherein the net proceeds that we received were allocated to the financial instruments issued. We have accounted for the Series G Preferred and warrants issued in settlement of the promissory notes as an exchange, wherein we have recorded the financial instruments issued at their fair values and extinguished the promissory notes resulting in an extinguishment loss.

The following table summarizes the allocation for each of these transactions on October 11, 2010:

	Financing	Exchange	Total
Redeemable preferred stock (1)	$2,747,476	$888,997	$3,636,473
Compound embedded derivatives (2)	1,389,114	261,318	1,650,432
Warrant derivatives (2)	913,410	161,190	1,074,600
Extinguishment loss	—	(383,023)	(383,023)

	$5,050,000	$928,482	$5,978,482

(1)	The fair value of the redeemable preferred stock was estimated based upon its forward cash flow value, at a credit-risk adjusted market interest rate, as enhanced by the fair value of the conversion feature. Credit-risk adjusted rates used to discount the cash flow component ranged from 3.98% to 4.89% over our estimated period to redemption, which is October 2013. The fair value of the conversion feature is reflected in the compound embedded derivative line of the table.
(2)	See NOTE M for information related to the valuation of these financial instruments June 30, 2011 and December 31, 2010.

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

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. However, in order to perform this analysis we were first required to evaluate the economic risks and characteristics of the Series G Preferred in its entirety as being either akin to equity or akin to debt. Our evaluation concluded that the Series G was more akin to a debt-like contract largely due to the fact that the financial instrument is mandatorily redeemable for cash at the option of the holder and has a return in the form of a dividend that operates similarly with an interest rate on debt. Other features of the Series G Preferred that operate like equity, such as the conversion option and voting feature, did not afford sufficient evidence, in our view, to offset the weight of the primary debt-like features; that is, the redemption feature and the dividend feature. Accordingly, based upon this conclusion the clear and close relationship of embedded derivative features was made relative to a debt-like contract.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. Accretion for the three- and six-months ended June 30, 2011 amounted to $1,564,578 and $1,987,977, respectively.

Cumulative dividends on the Series G Preferred Stock for the three- and six-months ended June 30, 2011 amounted to $105,000 and $238,479, respectively. Dividends are recorded when they are declared. Accordingly, the cumulative dividends that have not been declared as of June 30, 2011 amount to $105,000.

Redemption:

On three dates in April 2011, ranging from the 4th to the 8th, certain holders redeemed 3 shares of Series G Preferred for cash of $757,500 at par under the terms and conditions of the Series G Preferred Certificate of Designation, plus accumulated dividends. The carrying value of these shares of Series G Preferred amounted to $558,926 on the redemption dates. We have recorded the difference between the redemption values paid and the carrying values amounting to $198,574 as a deemed dividend in paid-in capital. See NOTE M for our accounting for the associated compound embedded derivative that had been bifurcated and classified in liabilities.

Modification:

On April 14, 2011, we entered into separate agreements with two holders of Odyssey’s Series G Preferred. The two holders are accredited investors and hold, in aggregate, shares representing $5,250,000 of the original $6,000,000 issued on October 12, 2010. As we disclosed above, the original Certificate of Designation relating to the Series G Preferred Stock included (a) an option for the holders thereof to convert their shares of Series G Preferred Stock into shares of common stock that became exercisable on April 15, 2011, and (b) an option for the holders to redeem the shares of Series G Preferred Stock at any time after December 15, 2011, with the redemption price increasing by 1% every month beginning April 1, 2011. In consideration of the issuance of warrants to purchase an additional 525,000 shares of common stock at an exercise price of $2.75 per share, the holders agreed to extend by six months the dates upon which the conversion option and the redemption option become exercisable and date upon which the redemption price begins to increase by 1% per month.

We accounted for the modification of the Series G Preferred as an extinguishment based upon the significance of the modification and the significance of the warrant consideration, which had a fair value of $906,150 on the modification date. In applying extinguishment accounting, the modified preferred shares are assumed to replace the existing preferred shares at redemption value with a charge to common stockholders’ equity. The difference of $1,362,443, plus the fair value of the warrant consideration, or $2,268,593 was charged to paid-in capital in the absence of accumulated earnings.

Warrants:

The warrants issued in the financing and exchange transactions have terms of three years and exercise prices of $2.50. The warrants issued in the April 14, 2011 modification transaction have terms of three years and exercise prices of $2.75. The contractual exercise prices are subject to adjustment for both traditional recapitalization events and sales of common stock or other common stock linked contracts below the contractual exercise price. The latter is referred to as down-round anti-dilution protections. The warrants did not fall within the scope of ASC 480 under any of the three conditions referred to above. However, the warrants required derivative liability accounting because certain down-round anti-dilution protections are terms that are not consistent with the definition for financial instruments indexed to a company’s own stock.

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

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Form 10-Q for the quarter ended March 31, 2011. Only projects with material status updates since those reports were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our owned vessels, the Odyssey Explorer and Ocean Alert, the Dorado Discovery, which we have on long-term charter, or chartered vessels to conduct operations based on availability.

“Atlas” Search Project

Between 2005 and 2011, we searched more than 5,000 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording approximately 300 shipwrecks. The shipwrecks discovered include site “35-F,” the Marquise de Tornay, and HMS Victory (1744) as well as other identified and unidentified shipwrecks. Additional high-value targets are believed to be within the “Atlas” search area.

2011 operations in the “Atlas” search area are underway and planned work this year includes additional search, inspection and verification work on several target shipwrecks.

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

The UKG (MOD and Department for Culture, Media and Sport) held a Public Consultation on options for the management of the wreck site of HMS Victory and the results of that consultation were published on July 19, 2011. The report concludes it is unlikely public funds can be made available to support the project therefore other funding options must be explored. The UKG has decided to place responsibility for future management of the site on a charitable trust. We intend to keep open the offer made to the UK Government and/or charitable trust pending final disposition of the shipwreck.

After notification and agreement with the UK Ministry of Defence, Odyssey conducted a reconnaissance of the site in April 2011 and discovered additional damage to the site. A full report on our findings has been provided to the MOD. We are continuing negotiations for the excavation and recovery of underwater cultural heritage believed to be at risk on the site consistent with the archaeological principles of the United Nations Educational Scientific and Cultural Organization’s (UNESCO) Convention for the Protection of Underwater Cultural Heritage (“CPUCH”).

Robert Fraser Projects (“Enigma II,” “Firebrand,” “Shantaram”)

Odyssey executed agreements in 2010 with clients of Robert Fraser & Partners LLP (RFP) for three shipwreck search projects code named “Firebrand,” “Shantaram” and “Enigma II.”

Two of the three “Robert Fraser Marine” search projects conducted in 2010 have now moved into the “verification” phase. Based on preliminary results, there is evidence suggesting that at least one of the target shipwrecks has been located. Agreements for both of these projects have been executed and funded. The “Firebrand” search project has been completed and full reports on the findings are being prepared for clients of Robert Fraser and Partners, who will determine next steps, if any, on the sites discovered and documented.

To protect the security of the operations and search areas, specific location details for “Enigma,” “Firebrand” and “Shantaram” are not being released at this time. We are currently working with RFP on the possibility of another shipwreck project later in the year.

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom (UK) Government Department for Transport. The contract was awarded after a competitive bid process and currently expires in January 2013. The SS Gairsoppa was a British cargo steamer enlisted in the service of the United Kingdom for the Ministry of War Transport during World War II. It was torpedoed by a German U-Boat in February 1941 in the North Atlantic while reportedly carrying a significant cargo of silver.

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

In June 2011, we executed a charter agreement to utilize the Russian Research Vessel Yuzhmorgeologiya to conduct search operations for the SS Gairsoppa. Search operations began in July 2011.

Just before we embarked on this mission, Odyssey was able to acquire valuable new research data that significantly reduces the search area and enhances the speed and probability of success on this project.

Subsea Mineral Mining and Exploration Project

The Dorado Discovery continued charter work conducting geological exploration services to Neptune Minerals, Inc. (“Neptune” or “NMI”) to explore NMI’s tenements in the waters surrounding New Zealand. This 50-day charter concluded in May 2011. Odyssey received $3 million in cash plus additional equity in Neptune for this charter.

On June 3, 2011, NMI completed a share exchange with the stockholders of Dorado Ocean Resources Limited (“Dorado” or “DOR”) whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. Prior to the share exchange, Odyssey was a stockholder of DOR, and Odyssey received 1.65 million shares of NMI Class B non-voting common stock pursuant to the share exchange. In connection with the share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8.2 million of the outstanding debt of DOR owed to Odyssey. In addition, Odyssey executed a debt conversion agreement with NMI, whereby Odyssey converted $2.5 million of the debt for 2.5 million shares of NMI Class B non-voting common stock (See NOTE F).

Another 100-day charter began in June 2011 in South Pacific tenement areas previously controlled by DOR. The charter was valued at $6.9 million representing both cash and additional equity in Neptune. While this expedition is only partially complete, there have been several new discoveries of SMS deposits with assay results indicating substantial incidence of high grade gold, silver, zinc and copper ore.

The two charter agreements have generated positive cash flows for Odyssey and have also allowed us to acquire additional equity at attractive valuations. To-date Neptune has been successful in attracting the investment capital required to fund mineral exploration expeditions and to facilitate its path to commercially viable ore extraction.

Admiralty Legal Proceedings

An Admiralty arrest is a legal process in which we seek recognition from the Court of our salvor-in-possession status for a specific shipwreck, site or cargo. It is the first legal step in establishing our rights to ownership or to a salvage award. If we are able to confirm that any entity has a potential legitimate legal claim to any materials recovered from any shipwreck site, we will provide legal notice to any and all potential claimants and pursue prompt resolutions of all claims.

“Black Swan” Arrest

We filed our notice of appeal with the Federal District Court for the Middle District of Florida and Eleventh Circuit Court of Appeals on January 15, 2010, and filed the appeal with the Eleventh Circuit on May 11, 2010. Spain issued their reply to our appeal on July 19, 2010, and Odyssey’s reply to Spain’s response was filed on August 19, 2010. Oral arguments were held in the Eleventh Circuit Court on May 24, 2011 in Atlanta, Georgia, and we are currently awaiting a decision. All of Odyssey’s significant filings to-date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

Unidentified Shipwreck (Bray Case)

On March 31, 2011, the Eleventh Circuit Court of Appeals reversed the dismissal of the case ruling that the alleged oral agreement for purchase of research materials was a maritime contract. As reflected in the position taken in our court filings, we were satisfied with this finding as we hoped to litigate what we consider a frivolous claim to deal with it as quickly as possible. A status conference was held in July and we will file on or before August 11, 2011, a motion for judgment on the pleadings or a motion for summary judgment.

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

Three months ended June 30, 2011, compared to three months ended June 30, 2010

Increase/(Decrease)			2011 vs. 2010
(Dollars in millions)	2011	2010	$	%
Artifact sales and other	$.1	$.2	$(.1)	(49)%
Exhibit	—	—	—	n/a
Expedition charter	6.6	4.1	2.5	60

Total revenue	$6.7	$4.3	$2.4	56%

Cost of sales	$.1	$.1	$—	(45)%
Marketing, general and administrative	2.4	2.3	.1	6
Operations and research	5.2	5.1	.1	3

Total operating expenses	$7.7	$7.5	$.2	3%

Other income (expense)	$(1.0)	$(.4)	$(.6)	(169)%

The explanations that follow are for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

Revenue

The increase in total revenue of $2.4 million was primarily related to an increase in expedition charter revenue. The increase in expedition charter revenue was associated with an increase in subsea mineral mining charters ($4.2 million) offset by a reduction of Robert Fraser shipwreck projects ($1.6 million) and other miscellaneous charters ($.1 million).

Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was not on display and was undergoing renovations in the second quarter 2010. The exhibit is currently on display at G.WIZ – The Science Museum in Sarasota, Florida until August 31, 2011. Beginning October 1, 2011, the exhibit will entertain and educate visitors at the Witte Museum in San Antonio, Texas. The exhibit is currently booked through mid-2012.

Operating Expenses

Marketing, general and administrative expenses of $2.4 million in 2011 as compared to $2.3 million in 2010 primarily represented an increase in employee-related and crew transportation expenses in 2011.

Operations and research expenses were $5.2 million in 2011 as compared to $5.1 million in 2010. The $.1 million increase was primarily due to marine operations. Marine operations and vessel expenses were predominantly offsetting between the two periods. The Dorado Discovery comprised a $1.6 million increase in the second quarter 2011 since the ship was not in active service until June 2010. These increases were offset by favorable expenses of the Ocean Alert ($.2 million) which was not working in the first six months of 2011, favorable expenses of the Odyssey Explorer ($.1 million) and charter expenses in 2010 related to the Kommandor Stuart ($1.2 million). We are currently considering several options for the Ocean Alert including charter, use on a potential project in the Eastern Mediterranean and potential sale.

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and other loans. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in mining. Beginning in the fourth quarter 2010 it included the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and gain/(loss) on debt extinguishment. The $.6 million unfavorable increase of other expense in the second quarter of 2011was primarily related to the $1.3 million increase in the loss on our equity investment in the mining business in the three months of 2011 versus 2010 (see NOTE F) offset by a $.7 million favorable change in fair value of the derivative (see Note M ).

Six months ended June 30, 2011, compared to six months ended June 30, 2010

Increase/(Decrease)			2011 vs. 2010
(Dollars in millions)	2011	2010	$	%
Artifact sales and other	$.5	$.3	$.2	53%
Exhibit	.1	.1	—	10
Expedition charter	8.3	6.9	1.4	20

Total revenue	$8.8	$7.3	$1.6	22%

Cost of sales	$.2	$.1	$.1	62%
Marketing, general and administrative	4.6	4.6	—	1
Operations and research	8.7	8.7	.1	1

Total operating expenses	$13.5	$13.4	$.2	1%

Other income (expense)	$(2.4)	$(.5)	$(1.9)	(380)%

The explanations that follow are for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

Revenue

The increase in total revenue of $1.6 million was primarily related to an increase in expedition charter revenue of $1.4 million and artifact sales ($.2 million). The increase in expedition charter revenue was associated with an increase in subsea mineral mining charters ($5.4 million) offset by a reduction of Robert Fraser shipwreck projects ($3.1 million) and other miscellaneous charters ($.9 million). We are currently working under our second charter agreement with Neptune Minerals which will be completed at the end of the third quarter 2011 along with completion of the “Shantaram” Robert Fraser syndicated project.

Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on display for one month in the first quarter 2010 (Discovery Place, Charlotte, NC) and then was undergoing renovations through the second quarter 2010. The exhibit was open for five months in 2011 (Maryland Science Center & G.WIZ). The exhibit is currently on display at G.WIZ—The Science Museum in Sarasota, Florida until August 31, 2011. Beginning October 1, 2011, the exhibit will entertain and educate visitors at the Witte Museum in San Antonio, TX. The exhibit is currently booked through mid-2012.

During the first six months of 2011 we have seen an increase in artifact sales of $.2 million versus 2010 primarily due to the addition of a major new distributor in the first quarter 2011.

Operating Expenses

Cost of sales increased by $.1 million in 2011 versus 2010 due to an additional volume of approximately 430 silver coins sold in 2011.

There were no significant variances in marketing, general and administrative expenses in 2011 versus 2010.

Operations and research expenses were $8.7 million in both 2011 and 2010. Marine operations and vessel expenses were predominantly offsetting between the two periods. However, the Dorado Discovery comprised a $2.8 million increase in the first six months of 2011 compared to 2010 since the ship was not in active service until June 2010. These increases were offset by favorable expenses of the Ocean Alert ($1.2 million) which was not working in the first six months of 2011, favorable expenses of the Odyssey Explorer ($.2 million), favorable charter expenses in 2010 related to the Kommandor Stuart ($1.2 million) and miscellaneous marine operations expenses ($.1 million). We are currently considering several options for the Ocean Alert including charter, use on a potential project in the Eastern Mediterranean and potential sale.

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and other loans. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in mining. Beginning in the fourth quarter 2010 it included the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and gain/(loss) on debt extinguishment. The $1.9 million unfavorable increase of other expense in the first six months of 2011 was primarily related to the $1.3 million increase in the loss on our equity investment in the mining business in the first six months of 2011 versus 2010 (see NOTE F) and the unfavorable change in fair value of the derivative of $.6 million (see Note M)

Liquidity and Capital Resources

	Six Months Ended
(Dollars in thousands)	June 2011	June 2010
Summary of Cash Flows:
Net cash used by operating activities	$(4,201)	$(3,702)
Net cash used by investing activities	(401)	(1,047)
Net cash provided by financing activities	21,896	6,031

Net increase in cash and cash equivalents	$17,293	$1,281
Beginning cash and cash equivalents	236	2,145

Ending cash and cash equivalents	$17,529	$3,426

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2011 was $4.2 million. This amount primarily reflected an operating loss of $7.1 million offset in part by non-cash items including change in the fair value of derivative liabilities ($.6 million, see NOTE M), depreciation and amortization ($1.1million), and share-based compensation ($.9 million). Other non-cash working capital changes also provided an increase in cash of $.4 million. Net cash used in operating activities for the first six months of 2010 was $3.7 million. This amount primarily reflected an operating loss of $6.6 million offset in part by non-cash items including depreciation and amortization ($1.1 million), share-based compensation ($.9 million) and a loss from unconsolidated entity ($.3 million). Working capital changes also included an increase in accounts receivable of $1.3 million ($1.5 million represents the amount due on the “Shantaram” project), an increase in accounts payable of $1.2 million ($.7 million represents ship charters and fuel), an increase in deferred revenue of $1.0 million ($2.3 million representing deferred revenue outstanding on the “Firebrand” and “Shantaram” projects offset by recognition of project “Enigma” revenue), and other uses of working capital of $.3 million.

Cash flows used in investing activities for the first six months of 2011 was $.4 million which primarily represented the purchase of marine property and equipment. Cash flows used in investing activities for the first six months of 2010 were $1.0 million which primarily represented marine property and equipment purchases for our business venture into subsea mineral mining and exploration.

Cash flows provided by financing activities for the first six months of 2011 were $21.9 million which primarily represented proceeds from the issuance of common stock ($15.7 million) and an increase in deferred income from revenue participation rights on the Galt project ($7.3 million, see NOTE N). The deferred income increase represented the proceeds from the Galt project which will be amortized into revenue if, or when, the designated project is recovered and monetized. Other uses which offset the aforementioned proceeds included redemption of a portion of the outstanding Series G convertible preferred stock ($.8 million), preferred dividends ($.2 million), and repayment of mortgage and loans payable ($.1 million). Cash flows provided by financing activities for the first six months of 2010 were $6.0 million which included $6.2 million proceeds from the issuance and sale of common stock in January 2010 offset by fees related to the private offering of $.2 million.

Other Cash Flow and Equity Areas

At June 30, 2011, we had cash and cash equivalents of $17.5 million, an increase of $17.3 million from the December 31, 2010, balance of $.2 million.

On October 6, 2010, we entered into separate purchase agreements with certain investors to sell 24 shares of Series G 8% Convertible Preferred Stock, par value $0.0001 per share, and warrants to purchase up to 1,800,000 shares of Odyssey’s common stock to such investors. The Series G preferred stock and warrants were offered as units, with each unit consisting of one share of Preferred Stock and a Warrant to purchase 75,000 shares of common stock. The purchase price for each unit was $250,000. The transaction closed on October 12, 2010, and we sold 20 of the units for cash, and four of the units were issued upon tender of an aggregate of $1.0 million of principal amount of the promissory notes that Odyssey issued in August 2010 by the holders thereof. Accordingly, the net cash proceeds to Odyssey were approximately $5.0 million (See NOTE O).

In January 2011, we executed agreements to provide marine archaeological excavation and related services on an existing project to certain client companies of Robert Fraser & Partners LLP (RFP). The work will be conducted on a shipwreck site that we discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. The contract provides for cash payments totaling approximately $2.3 million to Odyssey (of which $2.1 million was received in the first quarter) plus additional payments based upon revenue derived from the project. (See ITEM 2, Operational Status, Robert Fraser Projects (“Enigma II,” “Firebrand,” “Shantaram”).

In February 2011, we closed on a project syndication deal with Galt Resources LLC. Through June 2011, we received approximately $7.3 million from Galt which represents rights to future revenues of the project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. In addition they will share in the future net proceeds of the project at the rate of 1% for every one million dollars invested. The agreement allows Galt to select only one project, and Galt will be allowed to invest up to $10 million in the project with the permission of Odyssey.

On February 16, 2011, we entered into a 50-day charter agreement with Neptune Minerals PLC (a UK Company) and Neptune Minerals, Inc. (a Nevada Corp.) and Neptune Resources Ltd. (a New Zealand Company) for the Dorado Discovery to supply geological exploration services to Neptune Minerals to explore their tenements in the waters surrounding New Zealand in the first half of 2011. Odyssey received $3 million in cash for the charter and also received a minority equity position in Neptune Minerals, Inc.

In March 2011, we executed agreements to expand a search and provide marine archaeological excavation and related services to certain client companies of RFP. Additional work will be conducted on and around a site that we discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. The contract provides for cash payments totaling approximately $2.0 million to Odyssey (of which $1.0 million was received in the first quarter and an additional $.8 million was received in April 2011), plus additional payments based upon revenue derived from the project. See ITEM 2, Operational Status, Robert Fraser Projects (“Enigma II,” “Firebrand,” “Shantaram”).

In March 2011, we executed an agreement with client companies of RFP to provide mining exploration and certain drilling operations in a tenement area controlled by Dorado Ocean Resources. The drilling operations will be conducted on a Seafloor Massive Sulfide (SMS) deposit that was surveyed by us during the first 100 days of exploration in Dorado’s South Pacific concession areas in 2010. We received $1.4 million with another $.1 million due at the start of the project plus additional payments based upon revenue derived from the project, if any. Three separate areas have been identified for sample drilling in one tenement based on preliminary sample analysis. This contract is for exploration and drilling services in one of those areas. At the present time it is uncertain whether additional contracts for the remaining two areas in the tenement will be consummated due to the acquisition of Dorado by Neptune Minerals. Final payment of $.2 million was received in March 2011 for the Firebrand project which was completed in the second quarter 2011.

On April 14, 2011, we entered into separate agreements with two holders of our Series G 8% Convertible Preferred Stock. The two holders represented $5,250,000 of the original $6,000,000 Series G Convertible Preferred Stock issued on October 12, 2010. The Certificate of Designation relating to the Series G Preferred Stock includes (a) an option for the holders thereof to convert their shares of Series G Preferred Stock into shares of common stock that became exercisable on April 15, 2011, and (b) an option for the holders to redeem the shares of Series G Preferred Stock at any time after December 15, 2011, with the redemption price increasing by 1% per every month beginning April 1, 2011. In consideration of the issuance by Odyssey of warrants to purchase an additional 525,000 shares of common stock at an exercise price of $2.75 per share, the holders agreed to extend by six months the dates upon which the conversion option and the redemption option become exercisable and date upon which the redemption price begins to increase by 1% per month. The shares of Series G Preferred Stock held by the remaining holders, representing $750,000 of the offering, were redeemed in April 2011 in accordance with the Certificate of Designation (See NOTE O).

On June 3, 2011, Neptune completed a share exchange with the stockholders of Dorado whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. Prior to the share exchange, Odyssey was a stockholder of DOR, and we received 1.65 million shares of NMI Class B non-voting common stock pursuant to the share exchange. In connection with the share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8.2 million of the outstanding debt of DOR owed to us. In addition, we executed a debt conversion agreement with NMI, whereby we converted $2.5 million of the debt for 2.5 million shares of NMI Class B non-voting common stock (See NOTE F).

On June 1, 2011, our stockholders approved an amendment to our articles of incorporation to increase the number of shares of common stock, par value $0.0001 per share, from 100,000,000 to 150,000,000. We filed the amendment on June 6, 2011.

On June 8, 2011, we entered into a 100-day charter agreement with Neptune, Bluewater Metals (South Pacific) Ltd., and Bluewater Metals (Solomon Islands) Ltd. for the Dorado Discovery to supply geological exploration services to Neptune Minerals to explore tenements in the waters of the South Pacific previously held by Dorado. Odyssey expects to be paid $6.9 million for its services in a combination of cash and additional equity in Neptune. As of June 30, 2011, we had approximately a 31 % equity ownership in Neptune (See NOTE F).

On June 21, 2011 Odyssey completed a public offering of 5,520,000 shares of common stock at a price to the public of $3.05 whereby Odyssey received $15.7 million in net proceeds. We intend to use the net proceeds from the offering for shipwreck exploration and recovery projects, other working capital and for general corporate purposes.

On June 27, 2011, we announced we were added to the Russell 3000® and Russell Global® Indexes as of close of trading on Friday, June 24, 2011, and will remain in place for the ensuing 12-month period. All Russell indexes are subindexes of the Global Index. The addition to the Russell 3000® and Russell Global® Indexes will expand awareness of our company among institutional investors as we continue to execute our growth strategy.

Bank Credit Facility

On May 4, 2011, we amended our revolving credit facility to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million was due and paid by August 1, 2011 with the remainder due upon maturity. The facility bears a floating interest rate at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was payable at closing. No restricted cash payments will need to be kept on deposit. As a condition to the loan renewal, we were required to amend the mortgage loan whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments will be at $100,000 per month until the loan balance meets the 80% LTV. Based on this condition, we have commenced the repayment of $.6 million starting in July 2011.

The amended term loan is secured by approximately 27,600 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants.

Trends and Uncertainties

Our current 2011 business plan estimates that some of our planned projects may be financed through project syndications or other partnership and project financing opportunities. One or more of these projected project financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2011 taking into account our current cash flow expectations and expected revenues from multiple sources, including projected sales, project financing and other potential financing opportunities. Our renewed term loan with Fifth Third Bank required a $2 million payment which was made in July 2011, and we also anticipate redeeming the remaining $5.3 million of Series G Convertible Preferred Stock on or before October 15, 2011. However, we will need to obtain additional capital if cash flow from operations or project financing is not sufficient to pay down these additional amounts. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or from generating income from other projects. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we will not have the ability to monetize any recovered cargo unless we are awarded title or a salvage award by the U.S. District Court or negotiate a settlement with other claimants in the case. At the present time, we cannot determine how long that process may take. We have also identified one of our potential high value target shipwrecks, HMS Victory, and there is evidence suggesting that at least one of the Robert Fraser client shipwreck targets has been located. We may not be able to begin recovery operations on projects as planned or monetize any potential cargo in the short term. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have always been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

New Accounting Pronouncements

As of June 30, 2011, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,700 per month until maturity in July 2013. Subsequent to our July 2011 $2.0 million principle reduction on our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,500 per month until maturity in April 2012. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not currently a party to any material litigation other than the admiralty proceedings described in this report. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits.

See the information set forth under the heading “Operational Update – Admiralty Legal Proceedings” in Part I, Item 2 of this report for disclosure regarding certain admiralty legal proceedings in which we are involved. Such information is hereby incorporated by reference into this Part II, Item 1.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. [Removed and Reserved]

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 8, 2011	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer