Form 10-Q
period 2011-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2011-11-09
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☐

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 28, 2011 was 72,793,773.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,046,381	$235,762
Restricted cash	213,109	563,710
Accounts receivable, net	697,949	2,095,571
Inventory	408,074	409,613
Other current assets	677,408	467,180

Total current assets	12,042,921	3,771,836

PROPERTY AND EQUIPMENT
Equipment and office fixtures	17,259,122	16,637,638
Building and land	4,683,942	4,671,231
Accumulated depreciation	(15,007,177)	(12,979,576)

Total property and equipment, net	6,935,887	8,329,293

NON-CURRENT ASSETS
Restricted cash	31,130	183,498
Inventory	5,723,385	6,020,699
Other non-current assets	1,106,939	1,101,367

Total other assets	6,861,454	7,305,564

Total assets	$25,840,262	$19,406,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,258,982	$2,238,356
Accrued expenses and other	1,843,226	2,766,672
Deferred revenue	3,500,773	730,098
Subscription payable	—	1,998,800
Derivative liabilities	6,103,907	6,363,144
Mortgage and loans payable	3,419,511	5,174,537

Total current liabilities	16,126,399	19,271,607

NON-CURRENT LIABILITIES
Mortgage and loans payable	1,994,664	2,776,383
Deferred income from revenue participation rights	8,400,000	887,500

Total long-term liabilities	10,394,664	3,663,883

Total liabilities	26,521,063	22,935,490

Commitments and contingencies (NOTE H)

Redeemable Series G Convertible Preferred Stock	5,250,000	4,019,523

STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 9,361,176 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 448,800 shares authorized at September 30, 2011 and December 31, 2010, respectively; 206,400 shares issued and outstanding, respectively	21	21
Common stock - $.0001 par value; 150,000,000 shares authorized; 72,793,773 and 67,082,835 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	7,279	6,708
Additional paid-in capital	137,032,373	122,722,840
Accumulated deficit	(142,970,474)	(130,277,889)

Total stockholders’ deficit	(5,930,801)	(7,548,320)

Total liabilities and stockholders’ deficit	$25,840,262	$19,406,693

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUE
Artifact sales and other	$226,216	$41,444	$680,130	$338,693
Exhibit	28,124	—	99,527	65,000
Expedition	5,685,533	9,788,324	13,998,888	16,689,208

Total revenue	5,939,873	9,829,768	14,778,545	17,092,901

OPERATING EXPENSES
Cost of sales – artifacts and other	97,118	30,981	323,255	170,364
Marketing, general and administrative	2,293,687	2,171,790	6,897,857	6,742,075
Operations and research	7,521,962	6,607,436	16,241,556	15,272,354

Total operating expenses	9,912,767	8,810,207	23,462,668	22,184,793

INCOME (LOSS) FROM OPERATIONS	(3,972,894)	1,019,561	(8,684,123)	(5,091,892)

OTHER INCOME (EXPENSE)
Interest income	1,683	698	2,218	3,371
Interest expense	(82,313)	(220,035)	(285,924)	(394,030)
Change in derivative liabilities fair value	1,750,009	—	1,165,387	—
(Loss) from unconsolidated entity	(2,893,100)	(2,112,011)	(4,488,100)	(2,447,471)
Other	58,618	4,474	47,957	12,712

Total other income (expense)	(1,165,103)	(2,326,874)	(3,558,462)	(2,825,418)

LOSS BEFORE INCOME TAXES	(5,137,997)	(1,307,313)	(12,242,585)	(7,917,310)
Income tax benefit (provision)	—	—	—	—

NET LOSS	$(5,137,997)	$(1,307,313)	$(12,242,585)	$(7,917,310)

NET LOSS PER SHARE
Basic and diluted (See NOTE B)	$(.07)	$(.02)	$(.22)	$(.12)

Weighted average number of common shares outstanding
Basic and diluted	72,793,773	66,770,926	69,292,452	65,245,071

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,242,585)	$(7,917,310)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	1,476,289	1,622,931
Write down of long-lived asset	593,966	—
Loan discount amortization	—	110,123
Change in derivatives liabilities fair value	(1,165,387)	—
Loss from unconsolidated entity	4,488,100	2,447,471
Investment in unconsolidated entity	(4,488,100)	—
Share-based compensation	1,347,471	1,406,640
(Increase) decrease in:
Restricted cash	502,969	(111,748)
Accounts receivable	(601,179)	(8,415,193)
Inventory	298,853	139,742
Other assets	(218,044)	(237,306)
Increase (decrease) in:
Accounts payable	(979,374)	2,832,835
Accrued expenses and other	(1,019,768)	456,017
Deferred revenue	2,770,675	363,281
Subscription payable	—	(182,047)

NET CASH (USED) BY OPERATING ACTIVITIES	(9,236,114)	(7,484,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(558,719)	(1,547,684)
Investment in unconsolidated entity	—	(1,200)

NET CASH (USED) BY INVESTING ACTIVITIES	(558,719)	(1,548,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,627,196	6,243,000
Deferred income from revenue participation rights	7,512,500	—
Dividends	(240,000)	—
Redemption of Series G Preferred	(757,500)	—
Fees on private offering	—	(186,254)
Proceeds from issuance loan payable	—	1,872,714
Repayment of mortgage and loans payable	(2,536,744)	(135,795)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,605,452	7,793,665

NET INCREASE (DECREASE) IN CASH	9,810,619	(1,239,783)

CASH AT BEGINNING OF PERIOD	235,762	2,145,449

CASH AT END OF PERIOD	$10,046,381	$905,666

SUPPLEMENTARY INFORMATION:
Interest paid	$289,406	$283,932
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$229,564	$496,964
Series G Preferred Stock dividend declaration	$210,000	$—
Series G Preferred Stock accretion	$2,217,409	$—
Acquired non-controlling interest of Dorado Resources, Ltd. with the assumption of a subscription payable of an equal amount (See NOTE F)	$—	$1,998,800
Offset account receivable with subscription payable (See NOTE D)	$1,998,800	$—
Accounts receivable converted to stock in unconsolidated entity (See NOTE D)	$—	$—

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2011, and the results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition and Accounts Receivable

Revenue from product sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. In accordance with Topic A.1.in SAB 13: Revenue Recognition, exhibit and expedition charter revenue is recognized ratably when realized and earned as time passes throughout the contract period as defined by the terms of the agreement. Bad debts are recorded as identified and, from time to time, a specific reserve allowance will be established when required. A return allowance is established for sales which have a right of return. Accounts receivable is stated net of any recorded allowances.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

Our inventory consists mainly of artifacts recovered from the SS Republic shipwreck as well as general branded merchandise and related materials. The value of recovered artifacts in inventory is comprised of the costs of recovery and conservation. Costs of recovery include direct operating costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions and supplies, port fees and depreciation. The SS Republic recovery costs also include the fee paid to an insurer to relinquish the insurer’s claim to the artifacts recovered from the shipwreck. Conservation costs include fees paid to conservators for cleaning and preparing the artifacts for sale. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

Packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the Accounting Standards Codification (“ASC”) topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to a planned sale of our vessel, the Ocean Alert, at salvage value subsequent to September 30, 2011, management decided to charge the difference of $593,965 to Operations and research in the period ended September 30, 2011.

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2011, we did not own securities with a maturity greater than three months.

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

At September 30, 2011 and 2010, weighted average common shares outstanding year-to-date were 69,292,452 and 65,245,071, respectively. For the periods ended September 30, 2011 and 2010, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Average market price during the period	$2.78	$1.47	$3.11	$1.38

In the money potential common shares from options excluded	73,997	631,261	162,213	568,474
In the money potential common shares from warrants excluded	676,542	—	1,123,951	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Out of the money options and warrants excluded:
Stock options with an exercise price of $1.74 per share	—	71,500	—	71,500
Stock options with an exercise price of $3.50 per share	875,000	1,382,916	875,000	1,382,916
Stock options with an exercise price of $3.51 per share	984,670	984,670	984,670	984,670
Stock options with an exercise price of $3.53 per share	211,900	211,900	211,900	211,900
Stock options with an exercise price of $4.00 per share	52,500	97,500	52,500	97,500
Stock options with an exercise price of $5.00 per share	650,000	650,000	650,000	650,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $2.25 per share	—	2,670,000	—	2,670,000
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	2,974,070	6,268,486	2,974,070	6,268,486

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Potential common shares from Convertible Preferred Stock excluded from EPS	3,146,400	206,400	3,146,400	206,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Potential common shares from unvested restricted stock awards excluded from EPS	495,548	631,261	443,385	568,474

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net loss	$(5,137,997)	$(1,307,313)	$(12,242,585)	$(7,917,310)
Accretion of Series G Preferred Stock	—	—	(1,987,977)	—
Fair market value of warrants issued to Series G Preferred Stock stockholders	—	—	(906,150)	—
Cumulative dividends on Series G Preferred Stock	(105,000)	—	(343,479)	—

Numerator, basic and diluted net income (loss) available to stockholders	$(5,242,997)	$(1,307,313)	$(15,480,191)	$(7,917,310)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	72,793,773	66,770,926	69,292,452	65,245,071

Shares used in computation – diluted:
Weighted average common shares outstanding	72,793,773	66,770,926	69,292,452	65,245,071
Dilutive effect of potential common shares outstanding	—	—	—	—

Shares used in computing diluted net income per share	72,793,773	66,770,926	69,292,452	65,245,071

Net loss per share – basic	$(0.07)	$(0.02)	$(0.22)	$(0.12)
Net loss per share – diluted	$(0.07)	$(0.02)	$(0.22)	$(0.12)

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

Level 3. Unobservable inputs to the valuation methodology are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

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

NOTE C – RESTRICTED CASH

As required by the mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments were made for the first one-year period. On each anniversary of the mortgage, we deposit or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at September 30, 2011, was $244,239.

NOTE D – ACCOUNTS RECEIVABLE

The accounts receivable balances at September 30, 2011 and December 31, 2010 were $697,949 and $2,095,571, respectively, which are net of reserves for doubtful accounts of $6,390,593 and $8,494,672, respectively. The December 31, 2010 balance included $2,000,000 related to 2010 charter activity with Dorado Ocean Resources, Ltd. (“DOR”). During the three-month period ended June 30, 2011, we chose to exercise our contractual right to offset our subscription payable of $1,998,800 owed to DOR against their $2,000,000 account receivable balance. As described in NOTE F, Neptune Minerals, Inc. (“NMI”) completed a share exchange with DOR shareholders and assumed complete control of DOR. In connection with the share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt of DOR owed to us. In addition, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt for 2,500,000 shares of NMI Class B non-voting common stock. The remaining amount of the DOR receivable is reserved for in its entirety.

NOTE E - INVENTORY

Our inventory consisted of the following:

	September 30, 2011	December 31, 2010
Artifacts	$5,940,332	$6,203,813
Packaging	176,262	219,101
Merchandise	484,497	486,857
Merchandise reserve	(469,632)	(479,459)

Total inventory	$6,131,459	$6,430,312

Of these amounts, $5,723,385 and $6,020,699 are classified as non-current as of September 30, 2011 and December 31, 2010, respectively.

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

NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES

During the quarter ended December 31, 2009, we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. In April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a share exchange. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for our surrendered units in SMM. We also acquired an additional 1,200 shares of DOR valued at $2,000,000 that resulted in a 41.25% ownership of DOR. Ultimately we held a 40.8% ownership of DOR. Under the terms of the Share Subscription Agreement (subscription payable), we had the option to pay for this investment in cash, provide marine services to DOR over a three-year period commencing April 2010 or exercise our contractual right to offset against the $2,000,000 marine services accounts receivable owed to us. See NOTE D for the disposition of this subscription payable. The focus of DOR was on the exploration and monetization of gold- and copper-rich Seafloor Massive Sulfide (“SMS”) deposits.

During the nine-month period ended September 30, 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining on two separate charter agreements. The agreements provided for payments to us in cash and Class B shares of non-voting common stock of Neptune Minerals, LLC. As of September 30, 2011, we earned 1,996,600 shares of the Class B non-voting common stock. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. In addition, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At September 30, 2011, we have a net share position in NMI of 6,146,600 shares, which represents an approximate 33% ownership before any further dilution of the NMI stock.

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

At June 30, 2011, there was approximately $1,500,000 of outstanding DOR (NMI) losses allocable to us that we have not recognized in our income statement because these losses exceeded our investment. Based on the NMI and DOR transaction described above, we believe it is appropriate to allocate these losses to any incremental investment recognized on our balance sheet in NMI. During the three-month period ended September 30, 2011, we earned an additional $2,893,100 worth of the Class B non-voting common stock from our NMI marine services charter. Accordingly, we applied this amount against the unrecognized loss noted above as well as our current allocable losses of approximately $2,600,000 for the three-month period ended September 30, 2011. Since our investment carrying basis is zero at September 30, 2011, the remaining cumulative and outstanding losses of approximately $1,200,000 are not yet recognized in our financial statements.

NOTE G - INCOME TAXES

As of September 30, 2011, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $114 million. The NOL will expire in various years beginning in 2017 and ending through the year 2031. From 2017 through 2021, approximately $4 million of the NOL will expire, from 2022 through 2026, approximately $42 million of the NOL will expire and from 2027 through 2031, approximately $68 million of the NOL will expire.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$41,218,046
Accrued expenses	62,815
Reserve for accounts receivable	2,310,617
Reserve for inventory	164,803
Start-up costs	107,398
Excess of book over tax depreciation	1,481,861
Stock option and restricted stock award expense	1,676,011
Investment in unconsolidated entity	3,031,274
Less: valuation allowance	(49,894,003)

$158,822

Deferred tax liability:
Property and equipment basis	$69,469
Prepaid expenses	89,353

$158,822

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at September 30, 2011. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks and thus a valuation allowance has been recorded as of September 30, 2011. While we have recovered more than 17 tons of silver coins and hundreds of gold coins and other artifacts from the “Black Swan” project, we do not have the ability to monetize the recovered cargo unless and until we are awarded title or a salvage award by the court or otherwise reach a settlement of the matter.

The change in the valuation allowance is as follows:

September 30, 2011	$49,894,003
December 31, 2010	45,983,926

Change in valuation allowance	$3,910,077

Income taxes for the nine-month periods ended September 30, 2011 and 2010 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	September 30, 2011	September 30, 2010

Expected (benefit)	$(4,162,479)	$(2,691,886)
State income taxes net of federal benefits	(122,296)	(87,926)
Nondeductible expense	12,474	12,327
Stock options and restricted stock awards	729,241	—
Derivatives	(396,232)	—
Change in valuation allowance	3,910,077	2,931,393
Effects of:
Change in apportionment estimate	—	(164,387)
Other, net	29,215	479

	$—	$—

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

Trends and Uncertainties

Our current 2011 business plan estimates that some of our planned projects may be financed through project syndications or other partnership and project financing opportunities. One or more of these projected project financing or partnership opportunities may not be realized, or we may choose not to avail ourselves of these financing opportunities, which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows through the rest of 2011 taking into account our current cash position and expected revenues from multiple sources, including projected sales of products and contracted services, project financing and other potential financing opportunities. Our renewed term loan with Fifth Third Bank required a $2.0 million payment which was made in July 2011, and we also redeemed $5.0 million of the remaining of Series G Convertible Preferred Stock in October 2011. However, we will need to obtain additional capital if cash flow from operations or project financing is not sufficient to meet operational requirements. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or from generating income from other projects. We have identified one of our potential high value target shipwrecks, HMS Victory, and we have presented a proposal for the archaeological excavation, conservation and management of that shipwreck from which we expect to generate revenues. There is evidence suggesting at least one of the Robert Fraser client shipwreck targets has been located, and is the subject of ongoing operational plans. In addition we have located the SS Gairsoppa and the SS Mantola shipwrecks, which reportedly contained large quantities of silver we believe may be monetized in 2012. We are also engaged in negotiations to undertake a number of deep-ocean mining exploration projects which may produce additional revenue opportunities. It is possible we may not be able to begin recovery operations on projects as planned, monetize any potential cargo in the short term or successfully conclude negotiations for the mining projects. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Term loan	$3,000,000	$—
Revolving credit facility	—	5,000,000
Mortgage payable	2,414,175	2,950,920

	$5,414,175	$7,950,920

Term loan

On May 4, 2011, we amended our revolving credit facility with Fifth Third Bank (the “Bank”) to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million was due and paid prior to August 1, 2011, and the remainder is due by maturity. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was paid at closing. Restricted cash amounts are not required to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement (mortgage payable) for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments are at $100,000 per month until the loan balance meets the 80% LTV. Based on this condition, we commenced the repayment of $643,750 in July 2011 and have remitted $400,000 as of September 30, 2011.

The amended term loan is secured by approximately 27,300 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants.

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with the Bank. The credit facility had a floating interest rate equal to the prime rate plus fifty basis points (.50%), required monthly payments of interest only and was originally due in full February 7, 2010, and a 90-day extension was granted until May 7, 2010. On April 23, 2010, the Bank renewed the credit facility which became due in full on April 23, 2011. The facility required us to pay the Bank an unused line fee equal to one-half percent (0.50%) per annum of the unused portion of the credit line. The line of credit was secured by a restricted cash balance as well as available coins recovered from the SS Republic shipwreck, which balance was reduced over the term by the amount of coins sold. The modified borrowing base was equal to forty percent (40%) of the eligible coin inventory calculated on a rolling twelve-month wholesale average value. Odyssey was required to comply with a number of customary affirmative and negative covenants. The significant covenants included: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party. On May 4, 2011, we replaced this facility with the Bank with the term loan described in the preceding paragraph.

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As a condition to entering the term loan noted above, we were required to amend this loan whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments will be at $100,000 per month until the loan balance meets the 80% LTV. Based on this condition, we commenced the repayment of $643,750 in July 2011 and have remitted $400,000 as of September 30, 2011.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. The seller originally carried a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. As of September 30, 2011, $25,000 is outstanding. The interest is at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012, and is also secured by the related mortgaged real property.

Notes Payable

On August 20, 2010, we entered into individual purchase agreements with certain investors pursuant to which we issued and sold promissory notes in the aggregate principal amount of $1,800,000 and warrants to purchase an aggregate of 270,000 shares of common stock. The notes bore interest at a rate equal to 5.0% per annum, and all principal and accrued interest thereunder was due and paid on or before December 18, 2010. If an event of default were to occur, the notes would thereafter bear interest at a rate equal to 25% per annum. On October 18, 2010, these notes were pre-paid and satisfied in their entirety. The warrants have an exercise price of $2.25 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on August 20, 2013. These warrants represented a discount on the notes payable, therefore were valued using the Black-Scholes valuation method and bifurcated which established a discount on notes payable of $150,893 with a corresponding increase to paid-in-capital. The discount was amortized to interest expense over the life of the note until October 18, 2010.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the nine-month periods ended September 30, 2011 and 2010 was $1,347,471 and $1,406,640, respectively, and for the three-month periods ended September 30, 2011 and 2010 was $449,157 and $469,092, respectively.

We did not issue stock options in the three-month period ended September 30, 2011. The weighted average estimated fair value of stock options granted during the three-month period ended September 30, 2010, was $ .84. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	September 30, 2011	September 30, 2010
Risk-free interest rate	—	.67%
Expected volatility of common stock	—	70.54%
Dividend yield	—	0%
Expected life of options	—	3.3 years

NOTE K – DEFERRED REVENUE

From time to time, we enter into marine search services contracts associated with shipwreck and deep-sea mining projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At September 30, 2011, we have a $3,500,773 marine service obligation that will be recognized as revenue over the period of time the contractual marine services are provided. At December 31, 2010, related to one marine search services contract, we had deferred revenue of $730,098.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At September 30, 2011, our uninsured cash balance was approximately $8,000,000.

Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,300 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,500 per month until maturity in April 2012. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE M — DERIVATIVE FINANCIAL INSTRUMENTS

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

The following tables summarize the components of our derivative liabilities as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Derivative liabilities:
Compound embedded derivative	$3,335,136	$4,075,344
Warrant derivative	2,768,771	2,287,800

Total derivative liabilities	$6,103,907	$6,363,144

	September 30, 2011	December 31, 2010
Common shares linked to derivative liabilities:
Compound embedded derivative	2,940,000	3,360,000
Warrant derivative	2,325,000	1,800,000

Total common shares linked to derivative liabilities	5,265,000	5,160,000

The following table summarizes the changes in fair values of our derivative liabilities, which are reflected in income, during the three and nine-months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Derivative (expense) income:

Compound embedded derivative	$1,185,555	$—	$740,208	$—
Warrant derivative	564,454	—	425,179	—

Total derivative (expense) income	$1,750,009	$—	$1,165,387	$—

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

The Monte Carlo Simulations technique is a level-three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and results arising from the Monte Carlo Simulations process are as follows at September 30, 2011 and December 31, 2010:

	September 30,	December 31
	2011	2010
Quoted market price of our common stock	$2.46	$2.78
Contractual conversion rate	$1.78	$1.78
Implied expected term (years)	0.70	0.81
Market volatility:
Range of volatilities	69.73%-125.36%	57.69%-73.28%
Equivalent volatility	104.27%	61.59%
Market-risk adjusted interest rate:
Range of rates	12.0%-32.00%	8.0%-33.09%
Equivalent market-risk adjusted interest rate	14.46%	13.55%
Credit-risk adjusted yield rate:
Range of rates	3.21%-4.85%	3.46%-4.81%
Equivalent credit-risk adjusted yield rate	3.20%	3.54%
Risk-free rates using yields on zero coupon US Treasury Security rates:
Range of rates	0.13%-0.42%	0.29%-1.02%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the nine-months ended September 30, 2011.

Amount
Balance at January 1, 2011	$4,075,344
Issuances	—
Expirations from redemptions of host contracts reflected in income	(676,718)
Changes in fair value inputs and assumptions reflected in income	(63,490)

Balance at September 30, 2011	$3,335,136

Fair value adjustments associated with redeemed Series G Preferred shares were recorded through the respective dates of redemption and amounted to expense of $52,052. Upon the redemption of the Series G Preferred shares for cash at par value discussed in the introductory paragraph and Note O, the compound embedded derivative option associated with the redeemed shares expired and was written off to income in the amount of $676,718. The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique. To illustrate, during the period from December 31, 2010 and September 30, 2011, the quoted market price of our common stock decreased from $2.78 to $2.46. That decrease largely caused the decrease in fair value during that period.

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

The Trinomial Lattice technique is a level-three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Trinomial Lattice process are as follows for April 14, 2011, September 30, 2011 and December 31, 2010:

	April 14,	September 30,	December 31
	2011	2011	2010
Quoted market price of our common stock	$3.36	$2.46	$2.78
Contractual exercise rate	$2.75	$2.50-$2.75	$2.50
Effective anti-dilution adjusted exercise price	$2.59	$2.49-$2.74	$2.46
Term (years)	3.00	2.03-2.54	2.78
Range of market volatilities	59.51%-73.01%	68.9%-129.5%	57.64%-74.21%
Range of risk-free rates using yields on US Treasury Securities	0.07%-1.27%	0.02%-0.43%	0.12%-1.02%

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the nine-months ended September 30, 2011.

Amount
Balance at January 1, 2011	$2,287,800
Issuances of Modification Warrants on April 14, 2011	906,150
Exercises	—
Changes in fair value inputs and assumptions reflected in income	(425,179)

Balance at September 30, 2011	$2,768,771

The fair value of the warrant derivative is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Trinomial Lattice technique.

NOTE N – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC	7,512,500	—

Total participating revenue rights	$8,400,000	$887,500

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

In February 2011, we entered into arrangements for a project syndication deal with Galt Resources LLC (“Galt”) for which they can invest up to $10,000,000 representing rights to future revenues of any project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. The agreement allows Galt to select only one project. As of September 30, 2011, Galt has invested $7,512,500 and is permitted to invest approximately an additional $2.5 million in the project with the permission of Odyssey, which we are not currently anticipating. The Galt invested balance will be amortized to revenue over the expected revenue stream of the selected project.

NOTE O — REDEEMABLE PREFERRED STOCK

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

The following table summarizes the allocation for each of these transactions on October 11, 2010:

	Financing	Exchange	Total
Redeemable preferred stock (1)	$2,747,476	$888,997	$3,636,473
Compound embedded derivatives (2)	1,389,114	261,318	1,650,432
Warrant derivatives (2)	913,410	161,190	1,074,600
Extinguishment loss	—	(383,023)	(383,023)

	$5,050,000	$928,482	$5,978,482

(1)	The fair value of the redeemable preferred stock was estimated based upon its forward cash flow value, at a credit-risk adjusted market interest rate, as enhanced by the fair value of the conversion feature. Credit-risk adjusted rates used to discount the cash flow component ranged from 3.98% to 4.89% over our estimated period to redemption, which is October 2013. The fair value of the conversion feature is reflected in the compound embedded derivative line of the table.

(2)	See NOTE M for information related to the valuation of these financial instruments September 30, 2011 and December 31, 2010.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. Accretion for the three- and nine-months ended September 30, 2011 amounted to $-0- and $1,789,403, respectively.

Cumulative dividends on the Series G Preferred Stock for the three- and nine-months ended September 30, 2011 amounted to $105,000 and $343,479, respectively. Dividends are recorded when they are declared. Accordingly, we do not have any cumulative dividends that have not been declared as of September 30, 2011.

Redemption:

In April 2011, we redeemed 3 shares from certain shareholders of the Series G Preferred for cash of $757,500 under the terms and conditions of the Series G Preferred Certificate of Designation. The carrying value of these shares of Series G Preferred amounted to $558,926 on the redemption dates. We have recorded the difference between the redemption values paid and the carrying values amounting to $198,574 as a deemed dividend in paid-in capital. See NOTE M for our accounting for the associated compound embedded derivative that had been bifurcated and classified in liabilities.

During October 2011, we redeemed 20 shares of the Series G Preferred for cash of $5,000,000 plus accumulated dividends. The carrying value of these shares of Series G preferred was $5,000,000. We are currently reviewing the required accounting treatment for the attached compound embedded derivative that was bifurcated and classified as a liability since inception.

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

NOTE P — SUBSEQUENT EVENTS

During November 2011, we entered into a securities purchase agreement (the “Purchase Agreement”) with one institutional investor pursuant to which we issued and sold a senior convertible note in the original principal amount of $10.0 million (the “Initial Note”) and a warrant (the “Warrant”) to purchase up to 1,302,083 shares of our common stock. Subject to the satisfaction of conditions set forth in the Purchase Agreement, we have the right to require the investor to purchase an additional senior convertible note in the original principal amount of up to $5.0 million (the “Additional Note,” and, together with the Initial Note, the “Notes”) on the six-month anniversary of the initial closing date.

The indebtedness evidenced by the Notes bears interest at 8.0% percent per year, payable quarterly, and matures on the 30-month anniversary of the initial closing date. The Notes will amortize in equal monthly installments commencing on the eight-month anniversary of the initial closing date. The Notes may be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note is $3.74, subject to adjustment as provided in the Initial Note. On the six-month anniversary of the initial closing date, the conversion price applicable to the Initial Note will be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). The Conversion Price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We have agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the volume-weighted average price of our shares of common stock for a ten-day period immediately prior to the applicable amortization date.

Under the terms of the Warrant, the holder is entitled to exercise the Warrant to purchase up to 1,302,083 shares of our common stock at an initial exercise price of $4.32 per share, during the five-year period beginning on the six-month anniversary of the initial closing date; provided, that 434,027 shares of our common stock issuable upon exercise of the Warrant may not be exercised unless the investor has purchased the Additional Note. On the six-month anniversary of the initial closing date, the exercise price applicable to the Warrant will be adjusted to the lesser of (a) the then current exercise price and (b) 125.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Exercise Price”). The Exercise Price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We are generally prohibited from issuing shares of common stock upon exercise of the Warrant if such exercise would cause us to breach our obligations under the rules or regulations of the stock market on which the common stock is traded.

In connection with the financing, we entered into a registration rights agreement pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission (with the “SEC”) relating to the offer and sale by the investor of the shares of common stock issuable upon conversion of the Notes and the exercise of the Warrant. Pursuant to the agreement, we are required to file the registration statement within six months of the initial closing date and to use its best efforts for the registration statement to be declared effective 90 days thereafter (or 120 days thereafter if the registration statement is subject to review by the SEC). We are currently reviewing the accounting treatment of this transaction and the possible financial statement impact it may have.

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

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. Only projects with material status updates since those reports were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our owned vessel, the Odyssey Explorer, or chartered vessels to conduct operations based on availability. The Ocean Alert was sold in October 2011. Additional information is available later in this section.

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

Operations in the “Atlas” search area during the quarter included additional search, inspection and verification work on several targets.

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

After notification and agreement with the UK Ministry of Defence, Odyssey conducted a reconnaissance of the site in April 2011 and in October 2011 and discovered additional damage to the site. A full report on our findings has been provided to the MOD. We are continuing negotiations for the excavation and recovery of artifacts believed to be at risk on the site consistent with the archaeological principles of the United Nations Educational Scientific and Cultural Organization’s (UNESCO) Convention for the Protection of Underwater Cultural Heritage (“CPUCH”).

Robert Fraser Projects (“Enigma II,” “Firebrand,” “Shantaram”)

Odyssey executed agreements in 2010 with clients of Robert Fraser & Partners LLP (RFP) for three shipwreck search projects code named “Firebrand,” “Shantaram” and “Enigma II.”

Two of the three “Robert Fraser Marine” search projects conducted in 2010 moved into the “verification” phase. Based on preliminary results, there is evidence suggesting that at least one of the target shipwrecks has been located. Agreements for both of these projects have been executed and funded. Marine operations on one of these verification projects took place during the second and third quarter. Data is being evaluated and when complete, a full report on the findings will be prepared for clients of Robert Fraser and Partners, who will determine next steps, if any, on the sites discovered and documented.

To protect the security of the operations and search areas, specific location details for “Enigma,” “Firebrand” and “Shantaram” are not being released at this time

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom (UK) Government Department for Transport. The contract was awarded after a competitive bid process and is scheduled to expire in January 2013.

The SS Gairsoppa was a 412-foot steel-hulled British cargo ship that was torpedoed by a German U-boat in February 1941 while enlisted in the service of the United Kingdom (UK) Ministry of War Transport. Contemporary research and official documents indicate that the ship was carrying £600,000 (1941 value) or up to 7 million total ounces of silver, including over 3 million ounces of private silver bullion insured by the UK government

Under the contract, Odyssey assumes the risk, expense, and responsibility for the search, cargo recovery, documentation, and marketing of the cargo. If the salvage is successful, Odyssey will retain 80% of the net salved value of the silver recovered under the contract. This project aligns with our strategy to focus on partnership projects with several governments that provide straightforward legal ownership arrangements.

In June 2011, we executed a charter agreement to utilize the Russian Research Vessel Yuzhmorgeologiya to conduct search operations for the SS Gairsoppa. Search operations began in July 2011.

On September 26, 2011, we announced we confirmed the identity and location of the SS Gairsoppa. We are currently specifying, acquiring and assembling the tools and equipment for the salvage, and anticipate that operations will begin in the spring as soon as the weather window begins to open up in the North Atlantic.

“Mantola” Project

On October 10, 2011, we announced the discovery of the SS Mantola, which sank on February 9, 1917, after being torpedoed by German submarine U-81. Odyssey discovered the shipwreck approximately 2,500 meters beneath the surface of the northern Atlantic Ocean, approximately 100 miles from the SS Gairsoppa shipwreck.

In 1917, the British Ministry of War Transport paid a War Risk Insurance Claim for £110,000 (in 1917 value) for silver that was on board the Mantola when she sank. This sum would equate to more than 600,000 ounces of silver based on silver prices in 1917. In September 2011, the UK Government Department for Transport awarded Odyssey a salvage contract for the cargo of the SS Mantola. Under the agreement, Odyssey will retain 80% of the net salved silver value recovered.

We are planning to conduct the recovery expedition in conjunction with the SS Gairsoppa recovery.

Subsea Mineral Mining and Exploration Project

The Dorado Discovery completed charter work conducting geological exploration services to Neptune Minerals, Inc. (“Neptune” or “NMI”) to explore NMI’s South Pacific tenement areas. The 100-day charter concluded in October 2011. The charter was valued at $6.9 million representing both cash and additional equity in Neptune. This expedition documented several new discoveries of SMS deposits with assay results indicating substantial incidence of high grade gold, silver, zinc and copper ore.

The charter agreement has generated positive cash flow for Odyssey and has also allowed us to acquire additional equity at attractive valuations. To-date Neptune has been successful in attracting the investment capital required to fund mineral exploration expeditions and to facilitate its path to commercially viable ore extraction. At September 30, 2011, we owned 6,146,600 shares (approximately 33% of NMI). Subsequent to September 30, 2011, NMI was in the process of a private offering for two million Class B common shares at $7.50 per share.

As a result of our operational success on the Dorado and Neptune projects, we are also currently negotiating projects with several other companies who requested our technical and operational assistance on ocean mining projects in various parts of the world.

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

“Black Swan” Arrest

On September 21, 2011, a panel of the Eleventh Circuit Court of Appeals upheld the dismissal of the case by the United States Federal District Court for the Middle District of Florida. Without concluding that the coins and artifacts recovered were owned by the Kingdom of Spain, the Court upheld the order to transfer all property to Spain based upon a finding that it was once carried aboard the Nuestra Senora de Las Mercedes, a Spanish naval vessel. The appeal had been argued before a panel of three judges. Odyssey and other claimants including the country of Peru have filed Petitions for Rehearing En Banc, requesting that the entire Court hear the case. We are currently awaiting a decision, and if rehearing is denied we intend to appeal the case to the United States Supreme Court. All of Odyssey’s significant filings to-date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

Unidentified Shipwreck (Bray Case)

On March 31, 2011, the Eleventh Circuit Court of Appeals reversed the dismissal of the case ruling that the alleged oral agreement for purchase of research materials was a maritime contract. Upon remand to the district court, Plaintiff Bray filed an Amended Complaint seeking to rescind the written and fully performed contract, and adding yet more terms allegedly agreed upon over ten years ago prior to the written contract. Odyssey has filed a Motion to Dismiss the Amended Complaint and is awaiting ruling on the motion. We intend to continue to vigorously defend against what we consider to be a frivolous claim.

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

Three months ended September 30, 2011, compared to three months ended September 30, 2010

Increase/(Decrease)			2011 vs. 2010
(Dollars in millions)	2011	2010	$	%
Artifact sales and other	$.2	$—	$.2	446%
Exhibit	—	—	—	n/a
Expedition charter	5.7	9.8	(4.1)	(42)

Total revenue	$5.9	$9.8	$(3.9)	(40)%

Cost of sales	$.1	$—	$.1	213%
Marketing, general and administrative	2.3	2.2	.1	6
Operations and research	7.5	6.6	.9	14

Total operating expenses	$9.9	$8.8	$1.1	13%

Other income (expense)	$(1.2)	$(2.3)	$1.2	50%

The explanations that follow are for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Revenue

The decrease in total revenue of $3.9 million was primarily related to a decrease in expedition charter revenue of $4.1 million offset by an increase in artifact sales and exhibit revenue of $.2 million. The decrease in expedition charter revenue was associated with an increase in subsea mineral mining charters ($.3 million) offset by a reduction of Robert Fraser shipwreck project revenue ($2.2 million) and other miscellaneous government and commercial charter revenue ($2.2 million). Our revenue from subsea mineral mining generated during the third quarter with Neptune Minerals was $5.3 million.

During the three-month period ended September 30, 2011, we have seen an increase in artifact sales of $.2 million versus 2010 primarily due to the addition of a major new distributor in the first quarter 2011 and increased marketing efforts.

Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on display for one month in the first quarter 2010 (Discovery Place, Charlotte, NC) and then was undergoing renovations through the third quarter 2010 before opening October 1, 2010 at the Maryland Science Center in Baltimore. The exhibit was open for seven months in 2011 (Maryland Science Center, Baltimore & G.WIZ Science Museum in Sarasota, Florida). The exhibit is currently on display at the Witte Museum in San Antonio, Texas. The exhibit is currently booked through mid-2012.

Operating Expenses

Cost of sales increased by $.1 million in 2011 versus 2010 due to an additional volume of approximately 280 silver coins sold in the third quarter 2011 versus 2010.

Marketing, general and administrative expenses were $2.3 million in 2011 as compared to $2.2 million in 2010. The increase of $.1 million primarily represented an increase in loan origination fees related to our term loan and shareholder maintenance expenses due to an increase in shares in 2011.

Operations and research expenses were $7.5 million in 2011 as compared to $6.6 million in 2010. The $.9 million increase was primarily due to marine operations, vessel and research expenses. Marine operations and vessel expenses were unfavorable by $.6 million between the two periods. The Dorado Discovery was favorable $.5 million in the third quarter 2011 versus 2010 primarily related to operating day utilization. Other vessels chartered for specific projects (Kommandor Stuart utilized in 2010 for Robert Fraser and other miscellaneous expedition charters and RV Yuzhmorgeologiya utilized for the Gairsoppa and Mantola projects in 2011) caused an unfavorable variance in 2011 versus 2010 by $.5 million. This variance was also influenced by greater vessel operating day utilization. The Ocean Alert was unfavorable $.6 million for the three months in 2011 due to a write down in September 2011 because the vessel was sold in October 2011 and written down to salvage value of $.5 million in September 2011. The sale of the Ocean Alert eliminates approximately $.4 million of stand-by operating expenses per quarter. Archeological and research expenses were unfavorable $.3 million in the third quarter 2011 primarily related to research expenses for the Gairsoppa project.

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining. Beginning in the fourth quarter 2010 it included the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and gain/(loss) on debt extinguishment. The favorable other income variance of $1.2 million in the third quarter of 2011 was primarily related to a favorable change in the fair value of the derivative ($1.8 million, see Note M) and interest and other expense ($.2 million) offset by an unfavorable increase of $.8 million due to the loss on our equity investment in the mining business for the three months of 2011 versus 2010 (see Note F).

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

Increase/(Decrease)			2011 vs. 2010
(Dollars in millions)	2011	2010	$	%
Artifact sales and other	$.7	$.3	$.3	101%
Exhibit	.1	.1	—	53
Expedition charter	14.0	16.7	(2.7)	(16)

Total revenue	$14.8	$17.1	$(2.3)	(14)%

Cost of sales	$.3	$.2	$.1	90%
Marketing, general and administrative	6.9	6.7	.2	2
Operations and research	16.2	15.3	1.0	6

Total operating expenses	$23.5	$22.2	$1.3	6%

Other income (expense)	$(3.6)	$(2.8)	$.7	26%

The explanations that follow are for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

Revenue

The decrease in total revenue of $2.3 million was primarily related to a decrease in expedition charter revenue of $2.7 million offset by an increase in artifact sales and exhibit revenue of $.4 million. The decrease in expedition charter revenue was associated with an increase in subsea mineral mining charters ($5.6 million) offset by a reduction of Robert Fraser shipwreck project revenue ($5.2 million) and other miscellaneous government and commercial charter revenue ($3.1 million). Our revenue from subsea mineral mining generated from two charters with Neptune Minerals was $10.8 million through September 2011.

During the first nine months of 2011 we have seen an increase in artifact sales of $.3 million versus 2010 primarily due to the addition of a major new distributor in the first quarter 2011 and increased marketing efforts.

Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on display for one month in the first quarter 2010 (Discovery Place, Charlotte, NC) and then was undergoing renovations through the third quarter 2010 before opening October 1, 2010 at the Maryland Science Center in Baltimore. The exhibit was open for seven months in 2011 (Maryland Science Center, Baltimore & G.WIZ Science Museum in Sarasota, Florida). The exhibit is currently on display at the Witte Museum in San Antonio, Texas. The exhibit is currently booked through mid-2012.

Operating Expenses

Cost of sales increased by $.1 million in 2011 versus 2010 due to an additional volume of approximately 700 silver coins sold in the nine months of 2011 versus 2010.

Marketing, general and administrative expenses were $6.9 million in 2011 as compared to $6.7 million in 2010. The $.2 million increase primarily represented an increase in loan origination fees related to our term loan, shareholder maintenance expenses due to an increase in shares in 2011 and marketing expenses related to our artifact sales.

Operations and research expenses were $16.2 million in 2011 as compared to $15.3 million in 2010. The $1.0 million increase was primarily due to marine operations and vessel expenses. Marine operations and vessel expenses were unfavorable by $.9 million in 2011 versus 2010. The Dorado Discovery comprised a $2.3 million increase in the nine months 2011 versus 2010 primarily because the ship was not in active service until June 2010. Our other chartered vessels (Kommandor Stuart utilized in 2010 for Robert Fraser and other miscellaneous expedition charters and RV Yuzhmorgeologiya utilized for the Gairsoppa and Mantola projects in 2011) were favorable in 2011 versus 2010 by $.7 million also due to vessel operating day utilization. The Ocean Alert was favorable $1.2 million for the nine months in 2011 because it was standing by in port. However, this was offset by a $.6 million write down in September 2011 because the vessel was sold in October 2011 and written down to the net asset value of $.5 million in September 2011. Other marine operations expenses were favorable $.1 million. Archeological and research expenses were also unfavorable $.1 million. This included unfavorable research expenses of $.3 million for the Gairsoppa project in the third quarter 2011 offset by other favorable archeological and research expenses.

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining. Beginning in the fourth quarter 2010 it included the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and gain/(loss) on debt extinguishment. The unfavorable other expense variance of $.7 million through the third quarter of 2011 was primarily related to a favorable change in the fair value of the derivative ($1.2 million, see Note M) and interest and other expense ($.1 million) offset by an unfavorable increase of $2.0 million due to the loss on our equity investment in the mining business for the nine months of 2011 versus 2010 (see Note F).

Liquidity and Capital Resources

	Nine Months Ended
(Dollars in thousands)	September 2011	September 2010
Summary of Cash Flows:
Net cash used by operating activities	$(9,236)	$(7,485)
Net cash used by investing activities	(559)	(1,549)
Net cash provided by financing activities	19,605	7,794

Net increase in cash and cash equivalents	$9,811	$(1,240)

Beginning cash and cash equivalents	236	2,145

Ending cash and cash equivalents	$10,046	$906

Discussion of Cash Flows

        Net cash used by operating activities for the first nine months of 2011 was $9.2 million. This amount primarily reflected an operating loss of $12.2 million offset in part by non-cash items of $2.2 million including depreciation and amortization ($1.5 million), share-based compensation ($1.3 million), write down of vessel Ocean Alert to salvage value ($.6 million) as well as a favorable change in the fair value of derivative liabilities ($1.2 million increase to Net Loss, see NOTE M). Other working capital changes (including non-current inventory) also provided a decrease in cash of $.8 million. These changes included an increase of $2.8 million of deferred revenue offset by a decrease in accounts payable and accrued expenses of $2.0 million. Net cash used in operating activities for the first nine months of 2010 was $7.5 million. This amount primarily reflected an operating loss of $7.9 million offset in part by non-cash items including depreciation and loan discount amortization ($1.7 million), share-based compensation ($1.4 million) and loss from unconsolidated entity ($2.4 million). Working capital changes also included an increase in accounts receivable of $8.4 million ($1.6 million represents the amount due on the “Shantaram” project, $5.4 represents amount due from Dorado Ocean Resources, Ltd. and $.8 million due from an insurance adjuster in the wake of the airline accident in the Eastern Mediterranean ), an increase in accounts payable of $2.8 million ($1.7 million represents ship charters and fuel), an increase in deferred revenue of $.4 million ($1.6 million representing deferred revenue outstanding on the “Firebrand” project offset by recognition of revenue for projects “Enigma” and “Shantaram”), and other net sources of working capital of $.1 million.

Cash flows used in investing activities for the first nine months of 2011 were $.6 million which primarily represented the purchase of marine property and equipment. Cash flows used in investing activities for the first nine months of 2010 were $1.5 million which primarily represented marine property and equipment purchases primarily for our business venture into subsea mineral mining and exploration.

Cash flows provided by financing activities for the first nine months of 2011 were $19.6 million which primarily represented proceeds from the issuance of common stock ($15.6 million) and an increase in deferred income from revenue participation rights on the Galt project ($7.5 million, see NOTE N). The deferred income increase represented the proceeds from the Galt project which will be amortized into revenue if, or when, the designated project is recovered and monetized. Other uses which offset the aforementioned proceeds included redemption of a portion of the outstanding Series G convertible preferred stock ($.8 million), preferred dividends ($.2 million), and repayment of mortgage and loans payable ($2.5 million). A principal loan payment of $2.0 million was paid in August 2011 on the revised bank term loan which closed in May 2011 (see Other Cash Flow and Equity Areas below). Cash flows provided by financing activities for the first nine months of 2010 were $7.8 million which included $6.2 million proceeds from the issuance and sale of common stock in January 2010 offset by fees related to the private offering of $.2 million and $1.8 million proceeds from the issuance of promissory notes in August 2010.

Other Cash Flow and Equity Areas

At September 30, 2011, we had cash and cash equivalents of $10.0 million, an increase of $9.8 million from the December 31, 2010, balance of $.2 million.

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

In February 2011, we closed on a project syndication deal with Galt Resources LLC. Through September 2011, we received approximately $7.5 million from Galt which represents rights to future revenues of the project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. In addition they will share in the future net proceeds of the project at the rate of 1% for every one million dollars invested. The agreement allows Galt to select only one project, and Galt will be allowed to invest up to $10 million in the project with the permission of Odyssey.

On February 16, 2011, we entered into a 50-day charter agreement with Neptune Minerals PLC and Neptune Minerals, Inc. and Neptune Resources Ltd. for the Dorado Discovery to supply geological exploration services to Neptune Minerals to explore their tenements in the waters surrounding New Zealand in the first half of 2011. Odyssey received $3 million in cash for the charter and also received a minority equity position in Neptune Minerals, Inc.

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

On April 14, 2011, we entered into separate agreements with two holders of our Series G 8% Convertible Preferred Stock. The two holders represented $5,250,000 of the original $6,000,000 Series G Convertible Preferred Stock issued on October 12, 2010. The Certificate of Designation relating to the Series G Convertible Preferred Stock includes (a) an option for the holders thereof to convert their shares of Series G Preferred Stock into shares of common stock that became exercisable on April 15, 2011, and (b) an option for the holders to redeem the shares of Series G Convertible Preferred Stock at any time after December 15, 2011, with the redemption price increasing by 1% per every month beginning April 1, 2011. In consideration of the issuance by Odyssey of warrants to purchase an additional 525,000 shares of common stock at an exercise price of $2.75 per share, the holders agreed to extend by six months the dates upon which the conversion option and the redemption option become exercisable and date upon which the redemption price begins to increase by 1% per month. The shares of Series G Convertible Preferred Stock held by the remaining holders, representing $750,000 of the offering, were redeemed in April 2011 in accordance with the Certificate of Designation (See NOTE O). Also, in October 2011, Odyssey redeemed the largest holder of the Series G Preferred Stock for $5.0 million plus accrued dividends. The amount of Series G Convertible Preferred Stock remaining to be either converted to common stock or redeemed is $.3 million plus accrued dividends.

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

On June 8, 2011, we entered into a 100-day charter agreement with Neptune, Bluewater Metals (South Pacific) Ltd., and Bluewater Metals (Solomon Islands) Ltd. for the Dorado Discovery to supply geological exploration services to Neptune Minerals to explore tenements in the waters of the South Pacific previously held by Dorado. Odyssey has been paid $6.9 million for its services in a combination of cash and additional equity in Neptune. As of September 30, 2011, we had approximately a 33 % equity ownership in Neptune (See NOTE F). The charter concluded in October 2011.

On June 21, 2011 Odyssey completed a public offering of 5,520,000 shares of common stock at a price to the public of $3.05 whereby Odyssey received $15.6 million in net proceeds. We intend to use the net proceeds from the offering for shipwreck exploration and recovery projects, other working capital and for general corporate purposes.

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

Bank Term Loan

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

Trends and Uncertainties

Our current 2011 business plan estimates that some of our planned projects may be financed through project syndications or other partnership and project financing opportunities. One or more of these projected project financing or partnership opportunities may not be realized, or we may choose not to avail ourselves of these financing opportunities, which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows through the rest of 2011 taking into account our current cash position and expected revenues from multiple sources, including projected sales of products and contracted services, project financing and other potential financing opportunities. Our renewed term loan with Fifth Third Bank required a $2.0 million payment which was made in July 2011, and we also redeemed $5.0 million of the remaining of Series G Convertible Preferred Stock in October 2011. However, we will need to obtain additional capital if cash flow from operations or project financing is not sufficient to meet operational requirements. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or from generating income from other projects. We have identified one of our potential high value target shipwrecks, HMS Victory, and we have presented a proposal for the archaeological excavation, conservation and management of that shipwreck from which we expect to generate revenues. There is evidence suggesting at least one of the Robert Fraser client shipwreck targets has been located, and is the subject of ongoing operational plans. In addition we have located the SS Gairsoppa and the SS Mantola shipwrecks, which reportedly contained large quantities of silver we believe may be monetized in 2012. We are also engaged in negotiations to undertake a number of deep-ocean mining exploration projects which may produce additional revenue opportunities. It is possible we may not be able to begin recovery operations on projects as planned, monetize any potential cargo in the short term or successfully conclude negotiations for the mining projects. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

New Accounting Pronouncements

As of September 30, 2011, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Recent Developments

On November 8, 2011, we entered into a securities purchase agreement (the “Purchase Agreement”) with one institutional investor pursuant to which we issued and sold a senior convertible note in the original principal amount of $10.0 million (the “Initial Note”) and a warrant (the “Warrant”) to purchase up to 1,302,083 shares of our common stock. Subject to the satisfaction of conditions set forth in the Purchase Agreement, we have the right to require the investor to purchase an additional senior convertible note in the original principal amount of up to $5.0 million (the “Additional Note,” and, together with the Initial Note, the “Notes”) on the six-month anniversary of the initial closing date.

The indebtedness evidenced by the Notes bears interest at 8.0% percent per year, payable quarterly, and matures on the 30-month anniversary of the initial closing date. The Notes will amortize in equal monthly installments commencing on the eight-month anniversary of the initial closing date. The Notes may be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note is $3.74, subject to adjustment as provided in the Initial Note. On the six-month anniversary of the initial closing date, the conversion price applicable to the Initial Note will be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). The Conversion Price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We have agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the volume-weighted average price of our shares of common stock for a ten-day period immediately prior to the applicable amortization date.

Under the terms of the Warrant, the holder is entitled to exercise the Warrant to purchase up to 1,302,083 shares of our common stock at an initial exercise price of $4.32 per share, during the five-year period beginning on the six-month anniversary of the initial closing date; provided, that 434,027 shares of our common stock issuable upon exercise of the Warrant may not be exercised unless the investor has purchased the Additional Note. On the six-month anniversary of the initial closing date, the exercise price applicable to the Warrant will be adjusted to the lesser of (a) the then current exercise price and (b) 125.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Exercise Price”). The Exercise Price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We are generally prohibited from issuing shares of common stock upon exercise of the Warrant if such exercise would cause us to breach our obligations under the rules or regulations of the stock market on which the common stock is traded.

In connection with the financing, we entered into a registration rights agreement pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission (with the “SEC”) relating to the offer and sale by the investor of the shares of common stock issuable upon conversion of the Notes and the exercise of the Warrant. Pursuant to the agreement, we are required to file the registration statement within six months of the initial closing date and to use its best efforts for the registration statement to be declared effective 90 days thereafter (or 120 days thereafter if the registration statement is subject to review by the SEC).

In connection with these transactions, Odyssey paid a placement agent fee of $500,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,300 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,500 per month until maturity in April 2012. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. [Removed and Reserved]

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: November 9, 2011	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial Officer and Authorized Officer