Form 10-K
period 2011-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2012-03-12
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 69 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2011 was approximately $215 million. As of February 23, 2012, the Registrant had 73,144,592 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on June 18, 2012.

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

Overview

Odyssey Marine Exploration, Inc. is a world leader in deep-ocean shipwreck and mineral exploration, with expertise in innovative search technology and archaeological recovery operations on deep-ocean shipwrecks throughout the world. In 2011, we discovered two long-lost British commercial shipwrecks whose combined cargo could total over 7 million ounces of silver. In addition, we began to leverage our core business expertise and technology for exploration services for use in deep-ocean mineral exploration and our expeditions in partnership with Neptune Minerals and Chatham Rock Phosphate have resulted in the discovery of significant potentially valuable ore bodies and resource analyses. We also completed our first ever fully underwritten stock offering that featured participation by several large and respected investment funds.

We employ state-of-the-art technology, including side-scan sonar, magnetometers, remotely operated vehicles (ROVs), and other advanced equipment that enables us to locate shipwrecks and natural resource sites at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck research, government relationship development and the pioneering of techniques in deep-ocean exploration. Although we utilize technologies that have been developed at great expense in other fields, primarily the military, oil and telecommunications industries, we use our deep-ocean experience to modify and customize these technologies to create proprietary applications specific to our exploration and recovery needs.

Our shipwreck projects go through several phases, beginning with research of historical records and academic materials to establish potential target sites for search operations. Sites that meet our criteria are selected for exploratory search which may last as long as several years. If and when a target site is identified, we undertake an archaeological pre-disturbance survey and finally excavation of the site. The excavation phase is followed by conservation, recording, documentation and commercial monetization under established Admiralty Law or contract with sovereign nation governments.

The Odyssey team shares the knowledge gained through our expeditions with the world. We share this information through a variety of media including television, the Internet, books, research papers, periodicals, educational programs and traveling exhibits. We maintain several Internet sites including www.shipwreck.net, www.odysseysvirtualmuseum.com and www.shipwreckstore.com. We also allow collectors to own a piece of history from a shipwreck’s cargo by offering select duplicate items, artifact replicas and collectibles that provide an opportunity for everyone interested in shipwrecks to participate in Odyssey’s fascinating discoveries at the level of their choice. Information that is included on or linked to our Internet sites is not considered part of this Annual Report.

Project and Research Criteria

The United Nations Educational Scientific and Cultural Organization, or UNESCO, has estimated that there are approximately 3,000,000 shipwrecks contained within the oceans of the world. Historical records suggest that many were lost with verifiable cargoes of intrinsically valuable material. Odyssey’s research department maintains data on thousands of shipwrecks and continuously develops new potential projects.

Project research may focus on a particular search area where historical documents suggest recorded and unrecorded high-value targets may rest due to the proximity of shipping routes frequented by vessels carrying rich cargoes.

Each project that targets a specific shipwreck begins with the research necessary to evaluate the potential value, location and likelihood of finding the wreck. Research is also necessary to establish the historical significance of the sunken ship and helps define the context in which the ship sank – essential for preparing an archaeological project plan and the complex logistics that precede excavation of a site.

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

•

Documented Navigation Information – The research must provide sufficient navigational information documenting the sinking location (or a particular area with potential for producing high-value targets) in order to minimize the search area, as well as the cost and time involved, and to provide a reasonable expectation that the shipwreck can be found.

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

Search Operations

Shipwreck search operations are conducted from a research vessel fitted with survey equipment and often with a Remotely Operated Vehicle (ROV). Odyssey’s ships can conduct deep-sea search operations 24 hours a day, seven days a week and have been deployed throughout the world – in the English Channel, the Mediterranean Sea, and the Atlantic and Pacific Oceans. A search typically begins with a side-scan sonar survey of the target area, which is typically paired with a magnetometer survey and multi-beam bathymetric surveys in some cases. The most interesting anomalies on the ocean floor are then inspected visually with an ROV, which sends real-time video images to monitors on the survey vessel for observation by the scientific and technical teams. These images are also downloaded and saved for additional evaluation ashore. Sometimes, it is immediately obvious whether the inspected site is of interest or not – as in the case of geology, modern debris, or when coins or valuables are readily apparent on the site. In other instances, it may take additional research and return visits to a site to arrive at probable or positive identity and to determine the next step forward.

Archaeological Excavation and Recovery

Archaeological excavation and recovery operations combine ROVs with sophisticated positioning systems, cameras and specialized computer hardware and software to carefully record the location of artifacts in situ and to document the entire archaeological process as the artifacts are recovered from a shipwreck site. As they conduct robotic archaeological operations at sites hundreds and sometimes thousands of feet below the ocean surface, Odyssey’s ROV pilots are directed by marine archaeologists aboard the recovery vessel.

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

Sharing the Story

Odyssey is committed to sharing with the public the thrill and adventure of deep-ocean exploration as well as the historical and scientific knowledge and artifacts acquired from each shipwreck project. We provide an opportunity for collectors and anyone interested in shipwreck exploration to participate in Odyssey’s fascinating discoveries by owning select duplicate shipwreck artifacts, artifact replicas or collectibles. Odyssey also shares this information through a variety of media including television, the Internet, books, research papers, periodicals, educational programs and traveling exhibits. A few of these are described as follows:

•

Exhibits – All of the culturally and archaeologically significant artifacts recovered from our shipwreck projects remain in Odyssey’s permanent collection and are available for public exhibits and further study by researchers and academia. Odyssey’s SHIPWRECK! Pirates & Treasure, an interactive multi-media exhibit, features over 500 artifacts recovered from our deep-ocean shipwreck expeditions. Visitors also are immersed in the technology and process Odyssey uses to find and recover shipwreck treasures. The exhibit recently opened in February 2012 at the Mid America Science Museum in Hot Springs, Arkansas and will run through August 2012. In 2010 the exhibit was featured at two locations (Charlotte, North Carolina and Baltimore, Maryland). In 2011 the exhibit was featured at three locations (Baltimore, Maryland; Sarasota, Florida and San Antonio, Texas). We have a smaller exhibit at the New Orleans Mint and have had small displays at the Baldwin County Historical Museum in Alabama and the Museum of the History of Science at Oxford, England.

•

Television Programming – Discovery Channel’s 12-epsiode series, “TREASURE QUEST” premiered worldwide in 2009 and is available for unlimited rebroadcasts at Discovery Channel’s discretion. “TREASURE QUEST” showcases the Odyssey team as we searched for and discovered shipwrecks with unique stories to tell. Emmy® Award-winning JWM Productions was granted exclusive access to film Odyssey’s 2008 “Atlas” search expedition to produce this exciting high-definition series. Episodes include forensic analysis with stunning computer graphics as well as experts in cutting-edge laboratories laboring to analyze and conserve fragile artifacts recovered from the watery depths. During each episode, viewers are treated to spectacular underwater HD video of shipwreck discoveries through the cameras of Odyssey’s ROVs. Odyssey’s discovery of HMS Victory was captured during filming for the series and was showcased in two one-hour long episodes. Odyssey’s “Black Swan” discovery was also showcased in an episode. The SS Republic project was featured in two National Geographic shows, a one-hour special for PBS, “Civil War Gold” and as an episode of National Geographic Ultimate Explorer. Odyssey is currently finalizing an agreement for at least three one-hour specials based on 2012 operations which will air internationally.

•

Books and Other Publications – Shipwreck expeditions and projects are chronicled in various publications including books, newspaper articles, magazine features, archaeological reports, scientific articles, and professional journals. Our goal is to document thoroughly our shipwreck discoveries, while informing, entertaining and educating the general public as well as making our results accessible to the archaeological community. Two books have been published about the SS Republic shipwreck: “Lost Gold of the Republic” and “Bottles From the Deep.” Odyssey also developed and supports a number of educational programs, including shipwreck exploration and marine archaeology curriculum developed as an educational tool for our traveling exhibit, SHIPWRECK! Pirates & Treasure. The curriculum has also been used successfully as stand-alone lessons in both public and private schools. A variety of reports and publications are now available to the public, including 22 “Odyssey Papers” that are available on our website. Ten of our archaeological papers have been published by Oxbow books in a hard-cover book titled “Oceans Odyssey,” and an additional twelve papers are included in “Oceans Odyssey 2,” which became available in the second quarter of 2011.

Sales and Marketing

Select artifacts considered “trade goods” (coins, bullion and other mass-produced cargo) are made available for sale to collectors only after conservation, thorough documentation and study. The cultural collection of artifacts is kept in our permanent collection for exhibit and further study or made available to museums or other institutions. Replicas are created of some of the permanent collection’s significant artifacts and are made available for sale.

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, coins were sold to independent coin dealers who sold them through direct marketing and television outlets. The SS Republic silver coin program was re-developed in the first quarter of 2008 to take advantage of emerging research on the silver coins from the SS Republic. This included the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey continued to expand distribution channels in 2008 with a broader base of coin and collectible marketers, including opening markets overseas. In 2009, 2010 and 2011 we sold through several independent dealers of which two represented 72%, 83% and 90%, respectively, of total artifact sales. Artifact sales including coins were predominantly U.S. domestic-based even though we have distributors throughout the world.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks. We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold coins and 47,000 silver half dollars) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2011, we have a remaining inventory of approximately 27,000 silver coins.

During 2011 and 2010, our primary source of revenue was from expedition charter services. In 2011, two customers, Neptune Minerals, Inc. and Robert Fraser Partners LLP accounted for 97% or our charter services revenue. In 2010, two customers, Robert Fraser Partners LLP and Dorado Ocean Resources, accounted for 82% of our charter services revenue.

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

“Atlas” Search Project

Between 2005 and 2011, we searched more than 5,000 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording approximately 300 shipwrecks. The shipwrecks discovered include site “35-F,” the Marquise de Tornay, and HMS Victory (1744) as well as other identified and unidentified shipwrecks. Additional high-value targets are believed to be within the “Atlas” search area. Operations in the “Atlas” search area during 2011 included additional search, inspection and verification work on several targets.

HMS Victory Project

In 2008, Odyssey discovered HMS Victory and is, under international law, salvor-in-possession of the wreck. After a period of joint consultation between the UK Ministry of Defense and the UK Department for Culture, Media and Sport, and a public consultation period, the title to the HMS Victory was transferred to the Maritime Heritage Foundation in January 2012. The Foundation is a charity established to locate shipwrecks, investigate, recover and preserve artifacts to the highest archaeological standards and to promote knowledge and understanding of Britain’s maritime heritage, has now assumed responsibility for the future management of the wreck site. The Foundation has contracted with Odyssey to provide a full range of archaeological services.

Pursuant to an agreement with the Foundation, Odyssey has produced an extensive project design for the archaeological excavation of the site, including a complete plan for recording, documentation, conservation, publication and public education. The agreement calls for Odyssey’s project costs to be reimbursed and for Odyssey to be paid a percentage of the recovered artifacts’ fair value. The preferred option is for Odyssey to be compensated in cash. However, if the Foundation determines, based on the principles adopted for their collection management and curation policy, that it is in its best interest to de-accession certain artifacts, the Foundation may choose to compensate Odyssey with artifacts in lieu of cash.

Odyssey will receive the equivalent of 80% of the fair value of artifacts that were primarily used in trade or commerce or were private property and bear no direct connection to the construction, navigation, defense or crew of the ship, such as coins or other similar cargo. Odyssey will receive the equivalent of 50% of the fair value of all other recovered objects typically associated with the construction, crewing and sailing of ships including, but not limited to, the ship’s hull, fittings, fasteners, construction elements, clothing, organic remains, foodstuffs, cooking utensils, pottery, weapons, ammunition, ground tackle and navigational equipment. For any private property including coins or other cargo administered through the Receiver of Wreck, the Foundation has agreed that Odyssey shall receive 80% of the value.

A Private Curatorship Program will be established for artifacts from the site considered by the Foundation to be suitable for de-accession to prevent their irretrievable dispersal and to allow ongoing scientific study.

We have recently completed an extensive non-intrusive preliminary survey of the Victory site, using several new advanced technologies which have provided a detailed three dimensional inspection of both the surface and sub-sedimentary portions of the site. We now have a detailed map which shows a total of at least 75 bronze cannon on the site, as well as differentiated deposits of both ferrous and non-ferrous metals. This data will be used to guide the preliminary excavation of the site, once the Foundation approves the commencement of this excavation. The Foundation has approved the Project Design which was required prior to the start of excavation, and it has been submitted to the Advisory Group chaired by the UK MOD for the purpose of opining as to whether the Project Design is consistent with the archaeological principles of the Rules of the UNESCO Convention. We are confident that the Research Design is consistent with these Rules, as they were followed precisely to conform with the archaeological principles as delineated.

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom (UK) Government Department for Transport. The contract was awarded after a competitive bid process.

The SS Gairsoppa was a 412-foot steel-hulled British cargo ship that was torpedoed by a German U-boat in February 1941 while enlisted in the service of the United Kingdom (UK) Ministry of War Transport. Contemporary research and official documents indicate that the ship was carrying £600,000 (1941 value) or up to 7 million total ounces of silver, including over 3 million ounces of private silver bullion insured by the UK government. The British Ministry of War Transport paid a War Risk Insurance Claim for £325,514 (in 1941 value) for 2,817 bars of silver that was reported to be on board the Gairsoppa when she sank.

Under the recovery contract, Odyssey assumes the risk, expense, and responsibility for the search, cargo recovery, documentation, and marketing of the cargo. Any monetary proceeds from the salvage will first be applied to reimbursement of Odyssey’s recovery and processing expenses. Any remaining monetary proceeds will next be divided with Odyssey retaining 80% of the net salved value, and 20% retained by the UK. This project aligns with our preferred strategy to focus our search and recovery activities on partnership projects with governments when appropriate, so as to provide straightforward legal contractual arrangements prior to our recovery efforts.

In June 2011, we executed a charter agreement to utilize the Russian Research Vessel Yuzhmorgeologiya to conduct search operations for the SS Gairsoppa. Search operations began in July 2011. On September 26, 2011, we announced confirmation of the identity and location of the SS Gairsoppa approximately 300 miles southwest of Galway, Ireland in waters approximately 4700 meters deep. We subsequently began acquiring and assembling the vessel, equipment, tools and team for the salvage. We anticipate salvage recovery operations will begin in late May to mid-June 2012.

Odyssey is planning a reconnaissance trip to the SS Gairsoppa site in March using an advanced ROV system which features a second miniature ROV similar to the one used to inspect the interior spaces on the Titanic. This system is capable of entering tiny spaces and sending high resolution video back to the ship in real time. This expedition may last up to a month and is designed to plan the recovery operations, including determination of the possible location of the silver cargo.

“Mantola” Project

Odyssey was also awarded the exclusive salvage contract for the cargo of the SS Mantola by the United Kingdom (UK) Government Department for Transport. On October 10, 2011, we announced the discovery of the SS Mantola, which sank on February 9, 1917, after being torpedoed by German submarine U-81. Odyssey discovered the shipwreck approximately 2,500 meters beneath the surface of the northern Atlantic Ocean, approximately 100 miles from the SS Gairsoppa shipwreck.

In 1917, the British Ministry of War Transport paid a War Risk Insurance Claim for £110,000 (in 1917 value) for silver that was reported to be on board the Mantola when she sank. This sum would equate to more than 600,000 ounces of silver based on silver prices in 1917. In September 2011, the UK Government Department for Transport awarded Odyssey a salvage contract for the cargo of the SS Mantola. The terms and conditions are similar to the SS Gairsoppa salvage contract. Under the agreement, Odyssey will retain 80% of the net salved silver value recovered.

We are planning to conduct the recovery expedition in conjunction with the SS Gairsoppa recovery.

Robert Fraser Projects

Odyssey executed agreements in 2010 with clients of Robert Fraser & Partners LLP (RFP) for three shipwreck search projects code named “Firebrand,” “Shantaram” and “Enigma II.” In 2011, we also executed three additional projects, two of which were shipwrecks projects which provided additional work on projects of interest, and the other was for mineral exploration in the South Pacific.

In April 2010, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Firebrand” to clients of RFP. Work has been completed in this area and the subject shipwreck has not been located.

In June 2010, we entered into agreements to provide project research and shipwreck search and survey services for a project code-named “Shantaram” with clients of RFP. The survey of the “Shantaram” search block was completed, and targets of interest have been inspected with a remotely operated vehicle. In March 2011, we entered into another agreement with RFP to provide the research vessel, equipment, technical and archaeological crew to conduct additional work on this site. The contract provides for cash payments totaling approximately U.S. $2.0 million to Odyssey, plus additional payments based upon revenue derived from the project. After the repayment of all recovery costs, Odyssey will receive 75% of net revenue until an additional £5.9 million (approximately U.S. $9.6 million) has been received and then will receive a minimum of 50% of further net revenue in accordance with the search contracts. This work has been completed, and while targets of interest were identified, including a portion of a shipwreck that bears the characteristics of the target shipwreck, the cargo of the project shipwreck was not identified. After analysis of the final data from this work is completed, a plan will be made regarding additional work on the project.

In September 2010, we executed agreements to provide supplementary project research and shipwreck search and survey services for a project code-named “Enigma II” with clients of RFP. (Our initial project with RFP, which began in November 2009 code-named “Enigma”, was completed in March 2010. Eight target sites were identified, including two sites that had some of the characteristics of the “Enigma” shipwreck. However, our subsequent analysis indicated that the sites were not the “Enigma.”) As part of the agreements for the “Enigma II” project, Odyssey furnished research related to the anticipated location of the “Enigma II” and agreed to provide the research vessel, equipment and crew to search a specified area and inspect targets in that area. Survey operations were completed in 2010. In January 2011, we executed agreements to provide additional marine archaeological excavation and related services on the “Enigma II” project to certain client companies of RFP. The work will be conducted on the shipwreck site that Odyssey discovered and inspected in order to verify the contents of the target shipwreck. The contract provides for cash payments totaling approximately U.S. $2.3 million to Odyssey (of which $2 million was received in 2011), plus additional payments based upon revenue derived from the project. After the repayment of all recovery costs, Odyssey will receive at least 50% of net revenue until an additional £1.9 million (approximately U.S. $3.0 million) has been received and then will receive a minimum of 50% of further net revenue in accordance with the search contracts. Subject to the verification of the shipwreck’s identity, the condition of the cargo and confirmation of jurisdiction for administering legal rights and title to the shipwreck and its cargo, Odyssey expects to enter into additional agreements for the complete archaeological excavation of the site and for the conservation and documentation of any artifacts recovered. Work on this project is anticipated to be conducted in 2012.

In April 2011, we executed an agreement to provide marine services including mining exploration and drilling operations to client companies of RFP in a tenement area controlled by Dorado Ocean Resources (now Neptune Minerals, Inc.). The drilling will be conducted on a Seafloor Massive Sulfide (SMS) deposit that was surveyed by the Odyssey and Dorado teams during the first 100 days of exploration in Dorado’s South Pacific concession areas in 2010. The contract provides for preliminary cash payments totaling approximately U.S. $1.4 million to Odyssey plus additional payments based upon revenue derived from the project. After the repayment of mining costs, Odyssey will receive 50.2% of net revenue until an additional £3.7 million (approximately U.S. $5.9 million) has been received. Work on this project is anticipated to be conducted in 2012.

Subsea Mineral Mining Exploration Projects

In November 2009, Odyssey acquired a 25% interest in SMM Project LLC, a company funded by a group of investors to bring together the licenses and skills of world renowned deep-ocean geologist Dr. Timothy McConachy of Bluewater Metals, the offshore coring and mining expertise of Robert Goodden and Subsea Minerals.

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

In March 2010, Odyssey entered into a long-term charter agreement for a vessel, the Dorado Discovery, a 311-foot DP2 vessel which we mobilized with advanced mining and exploration equipment. Utilizing the vessel, equipment and proprietary expertise, we began subsea mineral exploration in the South Pacific in August 2010 under charter in areas covered by exploration permits held by DOR.

In April 2010, we purchased 1,200 shares of DOR for a purchase price of U.S. $2.0 million. Under the terms of the Share Subscription Agreement, Odyssey had the option to pay for this investment in cash or by providing marine services to DOR over a three-year period. Odyssey also exchanged its five membership units in SMM Project, LLC for 450 DOR shares bringing Odyssey’s total ownership in DOR to approximately 41%.

The Dorado Discovery continued charter work conducting geological exploration services to Neptune Minerals, Inc. (NMI) to explore NMI’s tenements in the waters surrounding New Zealand in the first quarter 2011. This 50-day charter concluded in May 2011. Odyssey received $3.0 million in cash plus additional equity in Neptune for this charter.

In June 2011, NMI completed a share exchange with the stockholders of DOR whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. Prior to the share exchange, Odyssey was a stockholder of DOR, and Odyssey received 1.65 million shares of NMI Class B non-voting common stock pursuant to the share exchange. In connection with the share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8.2 million of the outstanding debt of DOR owed to Odyssey. In addition, Odyssey executed a debt conversion agreement with NMI, whereby Odyssey converted $2.5 million of the debt for 2.5 million shares of NMI Class B non-voting common stock.

The vessel Dorado Discovery completed charter work conducting geological exploration services to NMI to explore NMI’s South Pacific tenement areas. The 100-day charter concluded in October 2011. The charter was valued at $6.9 million representing both cash and additional equity in Neptune. This expedition documented several new discoveries of SMS deposits with assay results indicating substantial incidence of high grade gold, silver, zinc and copper ore.

Odyssey is currently in negotiations to add advanced drilling and coring capabilities to the Dorado Discovery which will significantly enhance the ship’s ability to delineate and assess the potential value of ocean ore bodies. The company is currently in negotiations for a 120-day charter for drilling and coring which is expected to begin during the second quarter of 2012.

At December 31, 2011, we owned 6,216,500 shares (approximately 31% of NMI). To-date Neptune has been successful in attracting the investment capital required to fund mineral exploration expeditions and to facilitate its path to commercially viable ore extraction. Neptune’s most recent capital raise was for $12 per share of Class B common stock.

During December 2011, we chartered the Dorado Discovery vessel to Chatham Rock Phosphate, Ltd. for $1.2 million in relation to deep-ocean surveying. The charter permits Chatham to pay for services in either cash or common shares of their company. At December 31, 2011, Chatham was planning on a financing to pay for the charter. We did not record the revenue from this charter because of their liquidity and capital positions at that time. If and when Chatham completes their financing and remits payment to us, we will then recognize this revenue since all revenue accounting criteria will be satisfied. If the customer remits shares, this would relate to approximately 7.2 million shares which equates to an approximate 13% ownership based on their December 31, 2011 capital structure. We were informed in March 2012 that the capital raise is expected to be completed shortly that will pay us $4 million for work performed and additional charter services. Odyssey is planning on completing an additional second phase charter for Chatham Rock Phosphate by early April, 2012 assuming the financing has been completed. The first charter consisted of geophysical, environmental and sampling operations.

Other Syndication Projects

In February 2011, Odyssey closed on a project syndication deal with Galt Resources LLC (Galt). Odyssey received $7.5 million in cash from Galt to fund working capital of ongoing exploratory search operations for target projects. Odyssey elected not to increase the funding to $10 million which was permitted in the agreement. In return Galt received the rights to future revenues of the project(s) Galt was required to select prior to December 31, 2011. If the project(s) selected by Galt is successful and artifacts are sold by Odyssey, Galt will recoup their investment plus three times the investment. These amounts will be only be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. In addition, Galt will share in the future net proceeds of the project at the rate of 1% for every million invested. In January 2012, Odyssey and Galt agreed to bifurcate Galt’s selection between two projects, the SS Gairsoppa and HMS Victory. Galt will receive 50% of Odyssey’s net proceeds, if any, on the SS Gairsoppa project until Galt receives two times its initial investment of $7,512,500. Galt will also receive 50% of Odyssey’s net proceeds, if any, on the HMS Victory project until Galt receives two times its initial investment and thereafter will receive 7.5125% of Odyssey’s net proceeds from the HMS Victory project.

HMS Sussex Project

On September 27, 2002, we entered into an agreement with the Government of the United Kingdom of Great Britain and Northern Ireland, which we refer to as Her Majesty’s Government (HMG), which allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts from the shipwreck site. The agreement provided for us to submit a Project Plan to HMG concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. This Plan was submitted and approved. We began exploration of the site during December 2005.

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

Range	British Government	Odyssey
$0 – $45 million	20%	80%
$45 million to $500 million	50%	50%
Above $500 million	60%	40%

Our agreement with HMG is for a period of 20 years, and can only be terminated if:

•	the shipwreck is not HMS Sussex;

•	we are in serious breach of our obligations under our agreement with HMG.

The project has been delayed due to interference in Odyssey’s operations off the coast of Gibraltar by the Spanish Autonomous Region of Andalucía and the “Black Swan” project. See “Black Swan” in the next section.

Admiralty Legal Proceedings

“Black Swan”

On September 21, 2011, a panel of the Eleventh Circuit Court of Appeals upheld the dismissal of the case by the United States Federal District Court for the Middle District of Florida finding no subject matter jurisdiction under the Foreign Sovereign Immunities Act. Without concluding that the coins and artifacts recovered were owned by the Kingdom of Spain, the Court upheld the order to transfer all property to Spain based upon a finding that it was once carried aboard the Nuestra Senora de Las Mercedes, a Spanish naval vessel. The appeal had been argued before a panel of three judges. Odyssey and other claimants including the country of Peru filed Petitions for Rehearing En Banc, requesting that the entire Court hear the case. Those Motions were denied.

In an order issued January 31, 2012, the Eleventh Circuit Court of Appeals denied the company’s motion for a stay of mandate, which would have delayed execution of the order for release of the property to Spain. Odyssey then filed an Emergency Motion for Stay with the U.S. Supreme Court to stay the release until the high Court could consider the Company’s Petition for Writ of Certiorari in the case. Justice Clarence Thomas denied our request to stay the mandate, and subsequently, the Eleventh Circuit issued a mandate to the district court. On February 17, 2012 the district court held a hearing and entered its order to Odyssey to provide an inventory of artifacts and to release to Spain the artifacts within its jurisdiction to Spain by February 24, 2012. Odyssey complied with the Court order and the coins were taken by Spain to a local U.S. Air Force base for transport to Spain on February 23, 2012. Odyssey filed its Petition to the U.S. Supreme Court on February 27, 2012.

All of Odyssey’s significant filings to-date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

Unidentified Shipwreck (Bray Case)

On March 31, 2011, the Eleventh Circuit Court of Appeals reversed the dismissal of the case ruling that an alleged oral agreement for purchase of research materials was a maritime contract. Upon remand to the district court, Plaintiff Bray filed an Amended Complaint seeking to rescind the written and fully performed contract, and adding yet more terms allegedly agreed upon over ten years ago prior to the written contract. Odyssey filed a Motion to Dismiss the Amended Complaint. On February 3, 2012, the district court entered an Order to Show Cause requesting Bray to explain why with no case or controversy, the Motion to Dismiss should not be granted. Bray’s response was due on or before February 24, 2012, but Bray filed a request for an extension of time to file. We will continue to vigorously defend against what we consider to be a frivolous claim.

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

These factors are taken into account in determining whether to proceed with a project as planned. Other factors, such as the UNESCO Convention for the Protection of Underwater Cultural Heritage are also taken into consideration. New political initiatives such as this Convention could require compliance with additional cultural resource management guidelines and regulations. Some of these will require adherence to strict archaeological practices and we intend to follow reasonable guidelines in all projects to which they are applicable. Greg Stemm, Odyssey’s Chief Executive Officer and co-founder, was a member of the United States delegation that negotiated the UNESCO Convention, and as such provides us with a thorough understanding of the underlying principles and ramifications of the Convention, and advance notice of other cultural resource management issues that might affect our projects.

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

Competition

There are a number of companies that publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archaeological shipwreck exploration company. These entities include, but are not limited to Blue Water Ventures, Mel Fisher’s Treasures, Deep Blue Marine, Marine Exploration, Inc., Oceanic Research and Recovery, Seafarer Exploration, Deep6 Ltd., Sub Sea Research and UnderSea Recovery Corporation. It is possible that one of these companies or some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2012 are listed below.

Gregory P. Stemm (age 54) has served as Chief Executive Officer since January 3, 2008 and prior to June 2010 was also Chairman of the Board. Mr. Stemm previously served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He served as Co-Chairman of the Board since February 24, 2006 until his present appointment.

Mark D. Gordon (age 51) has served as President and Chief Operating Officer since October 2007 and was appointed to the Board of Directors in January 2008. Previously Mr. Gordon served as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Michael J. Holmes (age 62) has served as Chief Financial Officer since May 2004. Mr. Holmes joined Odyssey as Controller in March 2004 and had previously served in a variety of financial management positions with Anheuser-Busch Companies, Inc. including Vice President Finance, Sea World Orlando (1998-2003).

David A. Morris (age 61) has served as Secretary since August 1997 and Treasurer from August 1997 until May 2010.

Jay A. Nudi (age 48) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi assumed the additional responsibilities of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004). Previously he served as a consultant to various companies on specific value added engagements.

Laura L. Barton (age 49) was appointed Vice President of Communications in November 2007. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Melinda J. MacConnel (age 47) was appointed Vice President 2008. She joined Odyssey in March 2006 as a Legal Consultant and became Odyssey’s General Counsel in January 2007. Prior to joining the Company, Ms. MacConnel practiced law as a Litigation Consultant, providing counsel to attorneys in all areas of law.

Employees

As of December 31, 2011, we had 42 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract personnel who operate our two vessels and technicians who perform marine survey and recovery operations on our vessels and from time to time we hire subcontractors and consultants to perform specific services.

Internet Access

Odyssey’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Odyssey’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.shipwreck.net (SEC Filings Link).

ITEM 1A. RISK FACTORS

You should carefully consider the following factors, in addition to the other information in this Annual Report on Form 10-K, in evaluating our company and our business. Our business, operations and financial condition are subject to various risks. The material risks are described below, and should be carefully considered in evaluating Odyssey or any investment decision relating to our securities. This section is intended only as a summary of the principal risks. If any of the following risks actually occur, our business, financial condition, or operating results could suffer. If this occurs, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our losses from operations were $16.2 million in 2011, $23.3 million in 2010 and $18.6 million in 2009. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

We employ state-of-the-art technology including side-scan sonar, magnetometer, ROVs, and other advanced science and technology to locate and recover shipwrecks at depths previously unreachable in an economically feasible manner. Although we try to maintain redundancy on critical equipment and components, equipment failures may require us to delay or suspend operations. Also, while we endeavor to keep marine equipment in excellent working condition and current with all available upgrades, technological advances in new equipment may provide superior efficiencies than the capabilities of our existing equipment and this could require us to purchase new equipment which could require additional needs for capital.

We may not be able to contract with clients or customers for marine services or syndicated projects.

During 2011 and 2010 we recorded approximately $15 million and $21 million of revenue, respectively, by chartering vessels, equipment and crew and providing marine services to clients or customers. While the results of these syndicated projects were generally successful, the clients or customers may not be willing or financially able to continue with syndicated projects of this type in the future. Failure to secure such revenue producing contracts in the future would have a material impact on our revenue and operating cash flows.

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

ITEM 3. LEGAL PROCEEDINGS

See the information set forth under the heading “Admiralty Legal Proceedings” in Part I, Item 1 of this report for disclosure regarding certain admiralty legal proceedings in which Odyssey is involved. Such information is hereby incorporated by reference into this Part I, Item 3.

The Company is not currently a party to any material litigation other than the admiralty proceedings described in this Annual Report on Form 10-K. From time to time in the ordinary course of business, the Company may be subject to or may assert a variety of claims or lawsuits.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Assuming an investment of $100 on December 31, 2006, and reinvestment of all dividends, the graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative return of the Standard & Poor’s 500 Market Index and the Russell 2000 Market Index.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG ODYSSEY,

S&P 500 STOCK INDEX AND RUSSELL 2000 STOCK INDEX

Total Return Analysis	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Odyssey Marine Exploration, Inc.	$100.00	$211.99	$110.27	$48.29	$95.21	$93.84
S&P 500 Index	$100.00	$105.49	$66.46	$84.04	$96.70	$98.68
Russell 2000 Index	$100.00	$97.25	$63.41	$79.40	$99.49	$94.07

Price Range of Common Stock

On November 19, 2003, our common stock was listed on the American Stock Exchange and was traded under the symbol OMR. On July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. The following table sets forth the high and low sale prices for our common stock during each quarter presented.

	Price
	High	Low
Quarter Ended
March 31, 2010	$1.56	$1.27
June 30, 2010	$1.50	$0.94
September 30, 2010	$1.95	$0.97
December 31, 2010	$2.90	$1.73
Quarter Ended
March 31, 2011	$3.78	$2.32
June 30, 2011	$4.43	$2.86
September 30, 2011	$3.56	$1.80
December 31, 2011	$3.06	$2.11

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at February 14, 2012 was 244. This does not include shareholders that hold their stock in accounts in street name with broker/dealers which approximate more than 11,000 shareholders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock or preferred stock and none are anticipated in the foreseeable future. Holders of our Series G 8% Convertible Preferred Stock accumulate dividends as described in NOTE Q of the financial statements. These dividends are not payable until declared by the Board of Directors.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2011 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the quarter ended December 31, 2011.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2011	2010	2009	2008	2007
Results of Operations
Revenue	$15,727	$21,001	$4,347	$4,105	$6,147
Net income (loss)	(16,225)	(23,343)	(18,628)	(24,841)	(23,833)
Earnings (loss) per share – basic	(0.28)	(0.36)	(0.33)	(0.50)	(0.54)
Earnings (loss) per share – diluted	(0.28)	(0.36)	(0.33)	(0.50)	(0.54)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$23,414	$19,407	$20,256	$30,462	$38,558
Long-term obligations	5,690	2,776	2,950	3,123	2,601
Shareholder’s equity (deficit)	(9,775)	(7,548)	7,562	18,125	30,199

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2011, 2010 and 2009, all of which included a twelve-month period fiscal year that ended December 31.

2011 Compared to 2010

			2011 vs. 2010
(Dollars in millions)	2011	2010	$	%
Artifact sales and other	$.9	$.4	$.5	118%
Exhibit	.2	.1	.1	48
Expedition charter	14.7	20.5	(5.8)	(28)

Total revenue	$15.7	$21.0	$(5.3)	(25)%

Cost of sales	.4	.2	.2	117%
Operations and research	21.3	19.6	1.7	8.8
Marketing, general and administrative	9.4	9.2	.2	3.0
Receivable reserves	0	8.5	(8.5)	(100)

Total operating expenses	$31.1	$37.4	$(6.3)	(17)%

Other income (expense)	$(.9)	$(6.9)	$6.1	88%

Revenue

Revenue is generated through the sale of coins, artifacts and merchandise, the lease of our themed attraction exhibit and expedition charters.

Expedition charter revenue was $14.7 million in 2011 versus $20.5 million in 2010. In 2011, $2.9 million related to syndicated projects with the clients of Robert Fraser Partners LLP (RFP) that included two separate projects (Firebrand and Shantaram). In 2010, $9.0 million related to our syndicated projects with clients of RFP that included four separate projects (Enigma I and II, Firebrand and Shantaram). In 2011, revenue included $11.3 million which represented two separate charters with Neptune Minerals Inc. (NMI) for deep ocean mineral mining exploration. In 2010, $7.9 million represented charter services sold to Dorado Ocean Resources for deep ocean mineral mining exploration. RFP and NMI represented 97% of our expedition charter revenue in 2011. Other projects for 2011 included $.5 million for other miscellaneous commercial charters. In 2010, other miscellaneous charters included the ET 409 aircraft recovery and photomosaic project ($2.9 million) and $.7 million from other charter services.

Artifact sales and other revenues primarily include coin sales, but also include other artifacts, merchandise, commissions, and other miscellaneous revenue. Artifact and other revenues for 2011 and 2010 were $.9 million and $.4 million, respectively. The increase of $.5 million in artifact sales and other in 2011 was primarily due to several factors including the addition of a major new distributor in the first quarter 2011 and new marketing programs leveraging the 150th Anniversary of the Civil War. Additionally, authorized distributors invested in promoting the SS Republic product as it continued to be a collectible in high demand. Our artifact and other and exhibit revenue for 2011 and 2010 was predominantly U.S. domestic-based.

Exhibit revenue was $.2 million and $.1 million in 2011 and 2010, respectively. Odyssey’s SHIPWRECK! Pirates & Treasure is an interactive multi-media exhibit and features over 500 artifacts recovered from our deep-ocean shipwreck expeditions. The increase of $.1 million in 2011 was because Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on tour for four months in 2010 versus ten months on three separate tours in 2011. The non-booked months in 2010 were related to downtime for planned exhibit refurbishment after runs at five venues and over 600,000 visitors. The exhibit opened at the Witte Museum in San Antonio, Texas in October 2011 and ran through January 2012. In 2010 the exhibit was featured at two locations (Charlotte, North Carolina and Baltimore, Maryland). In 2011 the exhibit was featured at three locations (Baltimore, Maryland; Sarasota, Florida and San Antonio, Texas). The exhibit opened in February 2012 at the Mid America Science Museum in Hot Springs, Arkansas and will run through August 2012.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. The primary cost component is from the sale of coins. Cost of sales for coins increased 117% for 2011 versus 2010 primarily because we sold approximately 950 more coins in 2011 than in 2010. Actual cost as a percentage of coin sales was 49% and 49% in 2011 and 2010, respectively. There is no cost of sales component associated with the themed attraction and expedition charter revenues.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Research, and Marine Operations, which include all vessel and charter operations. Operations and research expenses were $21.3 million in 2011, compared to $19.6 million in 2010. The unfavorable variance of $1.7 million was primarily due to vessel operations. The unfavorable variance of $2.5 million for the Dorado Discovery was the vessel only worked six months in 2010, but worked twelve months in 2011. The Odyssey Explorer was unfavorable $.6 million primarily due to repairs and maintenance. The Ocean Alert was favorable $.9 million (which is net of the $.6 million loss on the disposal of the asset) since it was not working in 2011 and was sold in September. The remaining favorable variance of $.5 million was due to the timing of project ship charters. In 2010, we chartered the Kommandor Stuart for seven months which worked on various shipwreck and commercial projects. In 2011, the Russian search vessel RV Yuzhmorgeologiya was chartered for approximately 70 days for work on the Gairsoppa and Mantola projects.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $9.4 million in 2011 versus $9.2 million in 2010. The increase was primarily attributable to bank fees associated with renewal of our term loan in May 2011.

Odyssey did not have any additional receivable reserves in 2011. The receivable reserves of $8.5 million recognized in 2010 are discussed further in the section 2010 Compared to 2009 included within this section in Item 7.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and other loans. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment. Beginning in the fourth quarter 2010 it included the change in fair value of the derivatives related to our issuance of Series G preferred stock and the gain/(loss) on debt extinguishment. Beginning in the fourth quarter 2011 it also included the change in fair value of the derivatives related to the senior convertible notes and warrants issued in November 2011. Total other expense was $.9 million in 2011 and $6.9 million in 2010. The favorable difference of $6.1 million primarily represented the change in fair value of the financial derivative instruments of $8.6 million (see Note K of our Consolidated Financial Statements) offset by interest expense in connection with our senior convertible notes sold in November 2011 ($.2 million) and an increase in expense representing the loss on our equity investment ($2.3 million) in Neptune Minerals Inc. (See Note J of our Consolidated Financial Statements).

Income Taxes

We did not record any provision (benefit) for income taxes in 2011 or 2010. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $52.5 million against the deferred tax assets as of December 31, 2011 compared to $46.0 million as of December 31, 2010. As required by the Accounting for Income Taxes topic in the Accounting Standards Codification (“ASC”), we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high-value shipwrecks and thus a valuation allowance has been recorded as of December 31, 2011. We anticipate that we will continue to incur net losses in 2012 pending any shipwreck cargo recoveries that could be quickly monetized (i.e., Gairsoppa or Victory projects). We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(Dollars in thousands)	2011	2010
Summary of Cash Flows:
Net cash (used) by operating activities	$(15,190)	$(12,159)
Net cash (used) by investing activities	(489)	(1,631)
Net cash provided by financing activities	23,415	11,880

Net increase in cash and cash equivalents	$7,736	$(1,910)

Beginning cash and cash equivalents	236	2,145

Ending cash and cash equivalents	$7,972	$236

Discussion of Cash Flows

Net cash flow used in operating activities in 2011 was $15.2 million. This amount primarily reflected an operating loss of $16.2 million offset in part by non-cash items including depreciation and amortization ($1.9 million), share-based compensation ($1.6 million), change in fair value of derivatives liabilities primarily due to redemption of Series G preferred stock ($5.0 million), write down of vessel Ocean Alert of $.6 million based upon sale in 2011, and interest accretion and financing charge amortization on notes payable ($.7 million). Other working capital changes included a decrease in accounts payable and accrued expenses of $1.7 million, and an increase in deferred revenue of $2.8 million (representing cash receipts of $8.5 million offset by revenue recognized of $5.7 million on the “Firebrand,” “Enigma,” “Shantaram,” “Stanton A” and “Neptune” projects). The outstanding deferred revenue balance of $3.5 million represents work to be completed on the “Stanton A” and “Enigma” projects.

Net cash flow used in operating activities in 2010 was $12.2 million. This amount primarily reflected an operating loss of $23.3 million offset in part by non-cash items including depreciation and amortization ($2.2 million), share-based compensation ($2.1 million), loss from unconsolidated entity ($2.4 million), change in fair value of derivatives liabilities due to the issuance of Series G preferred stock ($3.6 million), and loss on extinguishment of debt and loan discount amortization related to the exchange of notes payable for Series G preferred stock ($.5 million). The overall net increase in accounts receivable, net of reserves of $8.5 million, is $1.8 million which primarily represents charter services for Dorado Ocean Resources. Other working capital changes included an increase in accounts payable and accrued expenses of $2.8 million ($2.1 million represents ship charter-related expenses), and a decrease in deferred revenue of $.5 million (representing cash receipts of $3.7 million offset by revenue recognized of $4.2 million on the “Firebrand,” “Enigma” and “Shantaram” projects).

Net cash flow used in investing activities for 2011 was $.5 million which primarily represented the purchase of marine property and equipment of $1.0 million offset by the proceeds for the sale of the Ocean Alert of $.5 million. Cash flows used in investing activities for 2010 of $1.6 million primarily represented marine property and equipment purchases for our business venture into subsea mineral mining and exploration.

Net cash flow provided by financing activities for 2011 was $23.4 million which primarily represented proceeds from the issuance of common stock ($15.6 million), an increase in deferred income from revenue participation rights on the Galt project ($7.5 million, see NOTE N), proceeds from the sale of convertible notes ($10.0 million), offset by payments of $1.0 million for dividends on the Series G convertible preferred stock and broker commissions on capital raises, $5.8 million on redemptions of Series G convertible preferred stock, and $2.9 million repayment of mortgage and notes payable. The deferred income increase represented the proceeds from the Galt project which will be amortized into revenue if, or when, the designated project is recovered and monetized.

Net cash flow provided by financing activities in 2010 was $11.9 million which included $6.2 million proceeds from the issuance and sale of common stock in January 2010 offset by fees related to the private offering of $.2 million, $1.9 million proceeds from the issuance of promissory notes in August 2010 (of which $1.0 million was exchanged for Series G preferred stock in October 2010), $5.1 million in proceeds from the sale of Series G preferred stock in October 2010, and repayment of $1.1 million of mortgage and loans payable ($.9 million of which related to the repayment of the promissory notes in October 2010).

General Discussion 2011

At December 31, 2011, we had cash and cash equivalents of $8.0 million, an increase of $7.7 million from the December 31, 2010 balance of $.2 million.

In January 2011, we executed agreements to provide marine archaeological excavation and related services on an existing project to certain client companies of Robert Fraser & Partners LLP (RFP). The work was conducted on a shipwreck site that we discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. The contract provides for cash payments totaling approximately $2.3 million to Odyssey (of which $2.1 million was received in the first quarter) plus additional payments based upon revenue derived from the project. We plan to begin work on this project later in 2012.

In February 2011, Odyssey closed on a project syndication deal with Galt Resources LLC. Odyssey has received approximately $7.5 million from Galt which represent rights to future revenues of the project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. In addition they will share in the future net proceeds of the project at the rate of 1% for every million invested. In January 2012, Odyssey and Galt agreed to bifurcate Galt’s selection between two projects, the SS Gairsoppa and HMS Victory, subject to final executed agreements for the project. Galt will receive 50% of Odyssey’s net proceeds, if any, on the SS Gairsoppa project until Galt receives two (2) times its initial investment of $7,512,500. Galt will also receive 50% of Odyssey’s net proceeds, if any, on the HMS Victory project until Galt receives two (2) times its initial investment and thereafter will receive 7.5125% of Odyssey’s net proceeds from the HMS Victory project.

During February 2011, Odyssey entered into a charter agreement with Neptune Minerals PLC (a UK Company) and Neptune Minerals, Inc. (a Nevada Corp.) and Neptune Resources Ltd. (a New Zealand Company) for the Dorado Discovery to supply geological exploration services to Neptune Minerals to explore their tenements in the waters surrounding New Zealand in the first half of 2011. Odyssey received $3 million in cash for the charter services and also received a minority equity position in Neptune Minerals, Inc.

In March 2011, we executed an agreement with client companies of RFP to provide mining exploration and certain drilling operations in a tenement area controlled by Dorado Ocean Resources (now owned by Neptune Minerals, Inc.). The drilling operations would be conducted on a Seafloor Massive Sulfide (SMS) deposit that was surveyed by us during the first 100 days of exploration in Dorado’s South Pacific concession areas in 2010. We initially received $1.4 million with another $.1 million due at the start of the project plus additional payments based upon revenue derived from the project, if any. We plan to begin work on this project later in 2012.

Final payment of $.2 million was received in March 2011 for the Firebrand project which was completed in the second quarter 2011.

In March 2011, we executed agreements to expand a search and provide marine archaeological excavation and related services to certain client companies of RFP. Additional work was conducted on and around a site that we discovered and inspected during a recently completed survey carried out under contract with the RFP client companies. The contract provides for cash payments totaling approximately $2.0 million to Odyssey (of which $1.0 million was received in the first quarter and an additional $.8 million was received in April 2011), plus additional payments based upon revenue derived from the project. The work has been completed and the target shipwreck was not located.

In April 2011, we entered into separate agreements with two holders of our Series G 8% Convertible Preferred Stock. The two holders represented $5,250,000 of the original $6,000,000 Series G Convertible Preferred Stock issued on October 12, 2010. The Certificate of Designation relating to the Series G Convertible Preferred Stock includes (a) an option for the holders thereof to convert their shares of Series G Preferred Stock into shares of common stock that became exercisable on April 15, 2011, and (b) an option for the holders to redeem the shares of Series G Convertible Preferred Stock at any time after December 15, 2011, with the redemption price increasing by 1% per every month beginning April 1, 2011. In consideration of the issuance by Odyssey of warrants to purchase an additional 525,000 shares of common stock at an exercise price of $2.75 per share, the holders agreed to extend by six months the dates upon which the conversion option and the redemption option become exercisable and date upon which the redemption price begins to increase by 1% per month. The shares of Series G Convertible Preferred Stock held by the remaining holders, representing $750,000 of the offering, were redeemed in April 2011 in accordance with the Certificate of Designation (See NOTE Q to our Consolidated Financial Statements). Also, in October 2011, Odyssey redeemed the largest holder of the Series G Preferred Stock for $5.0 million plus accrued dividends. The amount of Series G Convertible Preferred Stock remaining to be either converted to common stock or redeemed is $.3 million plus accrued dividends.

In June 2011, Neptune completed a share exchange with the stockholders of Dorado whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. Prior to the share exchange, Odyssey was a stockholder of DOR, and we received 1.65 million shares of NMI Class B non-voting common stock pursuant to the share exchange. In connection with the share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8.2 million of the outstanding debt of DOR owed to us. In addition, we executed a debt conversion agreement with NMI, whereby we converted $2.5 million of the debt for 2.5 million shares of NMI Class B non-voting common stock (See NOTE J to our Consolidated Financial Statements).

In June 2011, our stockholders approved an amendment to our articles of incorporation to increase the number of shares of common stock, par value $0.0001 per share, from 100,000,000 to 150,000,000. We filed the amendment on June 6, 2011.

In June 2011, we entered into a charter agreement with Neptune, Bluewater Metals (South Pacific) Ltd., and Bluewater Metals (Solomon Islands) Ltd. for the Dorado Discovery to supply geological exploration services to Neptune Minerals to explore tenements in the waters of the South Pacific previously held by Dorado. We received $6.9 million for our services in a combination of cash and additional equity in Neptune. As of December 31, 2011, we had approximately a 32 % equity ownership in Neptune (See NOTE J to our Consolidated Financial Statements).

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

On November 8, 2011, we entered into a securities purchase agreement with one institutional investor pursuant to which Odyssey issued and sold a senior convertible note in the original principal amount of $10.0 million and a warrant to purchase up to 1,302,083 shares of Odyssey’s common stock for an aggregate purchase price of $10.0 million. Subject to the satisfaction of conditions set forth in the Purchase Agreement, Odyssey has the right to require the investor to purchase an additional senior convertible note in the original principal amount of up to $5.0 million on the six-month anniversary of the initial closing date. The indebtedness evidenced by the Notes bears interest at 8.0% percent per year, payable quarterly, and matures on the 30-month anniversary of the initial closing date. (See Note L to the Consolidated Financial Statements).

During December 2011, we chartered the Dorado Discovery vessel to Chatham Rock Phosphate, Ltd. for $1.2 million in relation to deep-ocean surveying. The charter permits Chatham to pay for services in either cash or common shares of their company. At December 31, 2011, Chatham was planning on a financing to pay for the charter. We did not record the revenue from this charter because of their liquidity and capital positions at that time. If and when Chatham completes their financing and remits payment to us, we will then recognize this revenue since all revenue accounting criteria will be satisfied. If the customer remits shares, this would relate to approximately 7.2 million shares which equates to an approximate 13% ownership based on their December 31, 2011 capital structure. We were informed in March 2012 that the capital raise is expected to be completed shortly that will pay us $4 million for work performed and additional charter services. Odyssey is planning on completing an additional second phase charter for Chatham Rock Phosphate by early April, 2012 assuming the financing has been completed. The first charter consisted of geophysical, environmental and sampling operations.

Bank Term Loan

On May 4, 2011, we amended our revolving credit facility to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million was due and paid by August 1, 2011 with the remainder due upon maturity. The facility bears a floating interest rate at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was payable at closing. No restricted cash payments will need to be kept on deposit. As a condition to the loan renewal, we were required to amend the mortgage loan whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments will be at $100,000 per month until the loan balance meets the 80% LTV. Based on this condition, we commenced the repayment of $.6 million starting in July 2011. The amended term loan is secured by approximately 27,000 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value ($16.3 million as of December 31, 2011). The Company is required to comply with a number of customary covenants. In March 2012, the bank provided Odyssey a term sheet which increases the term loan to $5 million (an additional $2 million) with similar terms and conditions as our existing term loan. We expect to close on this new term loan within the next month.

Trends and Uncertainties

Our current 2012 business plan estimates positive cash flow from operating activities. The plan contains assumptions which include that several of our planned projects are funded through project debt-type financings, syndications or other partnership opportunities. The 2012 business plan expenses include a 90-day charter agreement which we recently executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects (see Note W of the Consolidated Financial Statements). One or more of these projected project financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2012 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales, syndicated projects and potential debt financing opportunities and the available $5 million convertible debt facility We have recently received a term sheet from Fifth Third Bank which will increase our existing term loan to $5 million through July 2013. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or to generate income from other projects. However, it is likely that we could monetize a significant portion of the Gairsoppa and Mantola projects in 2012 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2012.

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

Revenue

Expedition charter revenue was $20.5 million in 2010 versus $2.1 million in 2009. In 2010, $9.0 million related to our syndicated projects with clients of Robert Fraser Partners LLP (RFP) that included four separate projects (Enigma I and II, Firebrand and Shantaram). Also in 2010, $7.9 million represented charter services sold to Dorado Ocean Resources for deep ocean mineral mining exploration. These two customers represented 82% of our expedition charter revenue in 2010. Other projects for 2010 included the ET 409 aircraft recovery and photomosaic project ($2.9 million) and $.7 million from other charter services. During the fourth quarter 2009 we initiated the first RFP project ($2.0 million) for research, shipwreck search and survey services related to the “Enigma I” project.

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

Operations and research expenses were $19.6 million in 2010, compared to $12.6 million in 2009. The $7.0 million increase, or 55%, was primarily related to our two chartered vessels ($8.5 million). The Dorado Discovery vessel comprised $6.0 million of the increase and has completed its charter with Dorado Ocean Resources Ltd. in mid-December after a successful four month charter in the South Pacific. Our second chartered vessel, which comprised $2.5 million of the increase, was deployed during the second quarter 2010 to work on the “Shantaram” project and then was sub-chartered to a third party in the third quarter and went off-charter in the fourth quarter. The unfavorable charter variances were primarily offset by favorable variances for our two owned vessels, most of which represented the Ocean Alert which has been in port for the latter part of 2010. The Ocean Alert was sold in September 2011.

Marketing, general and administrative expenses were $9.2 million in 2010 versus $9.4 million in 2009. The decrease was primarily attributable to reduced corporate overhead of $.3 million including professional fees and expenses and depreciation.

Receivable reserves of $8.5 million in 2010 include approximately $1.5 million which related to the sale of research for the “Shantaram” project which has not been received. Since this amount was not paid, Odyssey will receive an additional percentage of approximately up to 11% of the net proceeds assuming the target project is located. The additional reserve of $6.9 million represents the net amount due from DOR for charter services (see Note E to the Consolidated Financial Statements). The DOR reserve does not include $2.0 million of receivables which can be offset against our subscription payable to DOR. We believe that we may receive the economic benefit of all or a portion of the receivable in 2012 that relates to the reserve that has been established and will continue to evaluate this asset accordingly in future periods.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our revolving credit facility and other loans. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment. Beginning in the fourth quarter 2010 it included the change in fair value of the derivatives related to our issuance of Series G preferred stock and the gain/(loss) on debt extinguishment. Total other expense was $6.9 million in 2010 and $.3 million in 2009. The unfavorable difference of $6.7 million primarily represented the change in fair value of the derivatives related to the Series G Redeemable Preferred Stock ($3.6 million) and loss on our equity investment in Dorado Ocean Resources ($2.4 million) which has been recorded pursuant to Accounting Standards Codifications. See Notes K and Q of our Consolidated Financial Statements for the discussion of the derivative loss and redeemable preferred stock and Note J for our loss on our equity investment. Other items included the loss on debt extinguishment of $.4 million which resulted from our exchange of notes payable for an investment in the Series G preferred stock (see Note Q of our Consolidated Financial Statements) and $.5 million for interest expense on our revolving line of credit and other loans.

Income Taxes

We did not record any provision (benefit) for income taxes in 2010 or 2009. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $45.9 million against the deferred tax assets as of December 31, 2010 compared to $39.7 million as of December 31, 2009. As required by the Accounting for Income Taxes topic in the Accounting Standards Codification (“ASC”), we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high-value shipwrecks and thus a valuation allowance has been recorded as of December 31, 2010. We anticipate that net losses will be incurred in 2012 pending any shipwreck cargo recoveries that may be monetized (i.e., Gairsoppa, Mantola or Victory projects). We will continue to reassess the need for a valuation allowance during each future reporting period.

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

Discussion of Cash Flows

Net cash used in operating activities in 2010 was $12.2 million. This amount primarily reflected an operating loss of $23.3 million offset in part by non-cash items including depreciation and amortization ($2.2 million), share-based compensation ($2.1 million), loss from unconsolidated entity ($2.4 million), change in fair value of derivatives liabilities due to the issuance of Series G preferred stock ($3.6 million), and loss on extinguishment of debt and loan discount amortization related to the exchange of notes payable for Series G preferred stock ($.5 million). The overall net increase in accounts receivable, net of reserves of $8.5 million, is $1.8 million which primarily represents charter services for DOR (see Item 7., Cost and Expenses discussion). Other working capital changes included an increase in accounts payable and accrued expenses of $2.8 million ($2.1 million represents ship charter-related expenses), and a decrease in deferred revenue of $.5 million (representing cash receipts of $3.7 million offset by revenue recognized of $4.2 million on the “Firebrand,” “Enigma” and “Shantaram” projects). Net cash used in operating activities in 2009 was $12.6 million. This amount primarily reflected an operating loss of $18.6 million offset in part by non-cash items including depreciation and amortization ($2.3 million), share-based compensation ($2.0 million), loss from equity investment ($.1 million), increase in accrued expenses and deferred revenue ($1.4 million) and accounts payable ($.6 million), a decrease in inventory ($.6 million), accounts receivable ($.2 million) and restricted cash ($.1 million) required by our credit facility and building mortgage with Fifth Third Bank.

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

On October 6, 2010, we entered into separate purchase agreements with certain investors to sell 24 shares of Series G 8% Convertible Preferred Stock, par value $0.0001 per share, and warrants to purchase up to 1,800,000 shares of Odyssey’s common stock to such investors. The Series G Preferred stock and warrants were offered as units, with each unit consisting of one share of Preferred Stock and a Warrant to purchase 75,000 shares of common stock. The purchase price for each unit was $250,000. The transaction closed on October 12, 2010, and we sold 20 of the units for cash, and four of the units were issued upon tender of an aggregate of $1.0 million of principal amount of the promissory notes that Odyssey issued in August 2010 by the holders thereof. Accordingly, the net cash proceeds to Odyssey were approximately $5.0 million. See Note Q to the Consolidated Financial Statements for further information and the accounting for this transaction.

Bank Credit Facility

On April 23, 2010, we renewed our $5.0 million revolving credit facility with Fifth Third Bank (the “Bank”). The renewed credit facility has a floating interest rate equal to the “Prime Rate” plus one hundred and fifty basis points (1.50%), requires monthly payments of interest only, and is due in full April 23, 2011. The Company was also required to pay the Bank an unused line fee equal to 0.50% per annum of the unused portion of the credit line.

The line of credit is secured by approximately 27,000 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. At December 31, 2010, the credit line was fully extended. The revolving credit facility was renewed for $3 million into a term loan in May 2011.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2011.

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

Long-Lived Assets

As of December 31, 2011, we had approximately $6.5 million of property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2011. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance of $52.8million has been recorded as of December 31, 2011.

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

Contractual Obligations

At December 31, 2011, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$12,177	$2,829	$8,806	$542	$—
Interest on long-term obligations	1,363	842	502	19	—
Operating lease	12,971	4,103	8,205	663	—

Total contractual obligations	$26,511	$7,774	$17,513	$1,224	$—

Long-term obligations represent the amount due on our existing mortgages and convertible note. The operating lease represents our vessel charter. The vessel charter has a lease period March 2010 to February 2014 as well as a ninety-day termination notice clause. In January 2012, we entered into a 90-day firm time party charter agreement with a Norwegian company for a vessel and advanced technology for the recovery of silver from the Gairsoppa and Mantola sites. The charter is to commence around the May - June 2012 time frame, but the exact time will be mutually agreed to at a later time. The charter commitment is approximately 54 million NOK (Norwegian Kroner) which currently approximates $9.7 million. A payment of USD 3,000,000 is to be remitted 14 days prior to the start of the charter, and the charter will be billed in arrears after the initial payment. There are no bonuses to be paid in conjunction with this charter.

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

Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE L for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,200 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,500 per month until maturity in April 2012. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file with or furnish to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that we are able to collect process and disclose the information we are required to disclose in the reports we file with the SEC within required time periods.

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

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 7, 2012, the Board of Directors, upon the recommendation of the Compensation Committee, approved annual incentive awards/bonuses for the year 2011 in accordance with the 2011 executive compensation plan. The awards were paid 50% in cash and 50% in stock of the Company for all officers. Annual incentive awards/bonuses are intended to provide a component of total compensation that represents an award for meeting key corporate performance objectives or for achievement of individual strategic objectives. Annual incentive awards are expressed as target amounts that can be earned as a percentage of base salary. For all named executive officers, except for Mr. Nudi, the annual incentive targets are weighted 75% toward the ability to meet key performance indicators of the Company and 25% toward attainment of individual strategic objectives. Mr. Nudi’s annual incentive targets are weighted 50% toward the ability to meet key performance indicators and 50% toward the attainment of individual strategic objectives. Company key performance indicators are based upon four separate categories that include revenue, recovered cargo, earnings per share and overall cash flow. The Compensation Committee’s expectation is to follow the incentive award guidelines, however, the Committee has the discretion to increase or decrease the amounts based upon extenuating or unforeseen circumstances, or to deny the awards/bonuses whether or not performance targets or objectives are achieved. The Compensation Committee also recommended that the annual incentive awards/bonuses be paid 50% in cash and 50% in stock. The number of shares was determined by dividing the cash award value by the closing price of the company stock on March 6, 2012. The following table shows the amounts paid:

	Cash Award	Stock Award
Gregory P. Stemm, CEO	$58,513	20,039
Mark D. Gordon, President/COO	$28,313	9,696
Michael J. Holmes, CFO	$26,991	9,244
David A. Morris, Corporate Secretary	$19,819	6,787
Jay A. Nudi, Principal Accounting Officer/Treasurer	$16,815	5,759

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholder to be held on June 18, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference to the information under the heading “Equity Compensation Plan Information” in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a) Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 28.

(b) Consolidated Financial Statement Schedules See “Index to Consolidated Financial Statements” on page 28.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent auditor, Ferlita, Walsh & Gonzalez, P.A., a registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2011, 2010, and 2009. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, 2010, and 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2012 expressed an unqualified opinion on its internal control over financial reporting.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

March 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Odyssey Marine Exploration, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year ended December 31, 2011, 2010, and 2009, and our report dated March 5, 2012 expressed an unqualified opinion.

/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

March 5, 2012

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,971,794	$235,762
Restricted cash	212,788	563,710
Accounts receivable, net	500,626	2,095,571
Inventory	557,151	409,613
Other current assets	779,478	467,180

Total current assets	10,021,837	3,771,836

PROPERTY AND EQUIPMENT
Equipment and office fixtures	15,450,467	16,637,638
Building and land	4,703,359	4,671,231
Accumulated depreciation	(13,620,956)	(12,979,576)

Total property and equipment	6,532,870	8,329,293

NON-CURRENT ASSETS
Inventory	5,501,808	6,020,699
Restricted cash	251,791	183,498
Investment in unconsolidated entity	—	—
Other non-current assets	1,106,097	1,101,367

Total other assets	6,859,696	7,305,564

Total assets	$23,414,403	$19,406,693

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,105,902	$2,238,356
Accrued expenses and other	2,061,974	2,766,672
Deferred revenue	3,545,140	730,098
Subscription payable	—	1,998,800
Derivative liabilities	7,333,293	6,363,144
Mortgage and loans payable	4,802,930	5,174,537

Total current liabilities	18,849,239	19,271,607

LONG-TERM LIABILITIES
Mortgage and loans payable	5,690,125	2,776,383
Deferred income from revenue participation rights	8,400,000	887,500

Total long-term liabilities	14,090,125	3,663,883

Total liabilities	32,939,364	22,935,490

Commitments and contingencies (Note U)

Redeemable Series G Convertible Preferred stock	250,000	4,019,523

STOCKHOLDERS’ DEFICIT
Preferred stock – $.0001 par value; 9,361,176 shares authorized; none outstanding	—	—
Preferred stock series D convertible – $.0001 par value; 448,800 shares authorized, respectively; 206,400 issued and outstanding, respectively	21	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 73,095,384 and 67,082,835 issued and outstanding	7,309	6,708
Additional paid-in capital	137,236,462	122,722,840
Accumulated deficit	(147,018,753)	(130,277,889)

Total stockholders’ deficit	(9,774,961)	(7,548,320)

Total liabilities and stockholders’ deficit	$23,414,403	$19,406,693

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009
REVENUE
Artifact sales and other	$853,627	$391,189	$1,636,042
Exhibit	207,289	140,000	593,798
Expedition	14,666,316	20,469,506	2,117,625

Total revenue	15,727,232	21,000,695	4,347,465

OPERATING EXPENSES
Cost of sales – artifacts and other	414,993	191,091	680,530
Operations and research	21,288,476	19,570,672	12,594,834
Marketing, general and administrative	9,392,465	9,151,502	9,426,775
Receivable reserves	—	8,494,672	—

Total operating expenses	31,095,934	37,407,937	22,702,139

LOSS FROM OPERATIONS	(15,368,702)	(16,407,242)	(18,354,674)

OTHER INCOME OR (EXPENSE)
Interest income	3,875	3,903	38,255
Interest expense	(1,155,072)	(515,878)	(334,364)
Change in derivative liabilities fair value	4,980,138	(3,638,112)	—
(Loss) on debt extinguishment	—	(383,023)	—
(Loss) from unconsolidated entity	(4,733,100)	(2,447,471)	(52,529)
Other	47,553	44,757	75,114

Total other income or (expense)	(856,606)	(6,935,824)	(273,524)

LOSS BEFORE INCOME TAXES	(16,225,308)	(23,343,066)	(18,628,198)
Income tax (provision) benefit	—	—	—

NET LOSS	$(16,225,308)	$(23,343,066)	$(18,628,198)

LOSS PER SHARE
Basic and diluted	$(.28)	$(.36)	$(.33)
Weighted average number of common shares outstanding
Basic and diluted	70,179,935	65,633,382	56,211,952

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009
Preferred Stock, Series D – Shares
At beginning of year	206,400	1,906,400	6,900,000
Preferred stock issued for cash	—	—	197,600
Preferred stock converted to common	—	(1,700,000)	(5,191,200)

At end of year	206,400	206,400	1,906,400

Preferred Stock, Series E – Shares
At beginning of year	—	13	13
Preferred stock issued for cash	—	(13)	—

At end of year	—	—	13

Common Stock – Shares
At beginning of year	67,082,835	59,425,947	52,410,248
Common stock issued on convertible instruments	102,000	3,000,000	5,191,200
Common stock issued for cash	5,520,000	4,000,000	1,722,500
Common stock issued for services	390,549	656,888	101,999

At end of year	73,095,384	67,082,835	59,425,947

Preferred Stock, Series D
At beginning of year	$21	$191	$690
Preferred stock issued for cash	—	—	20
Preferred stock converted to common	—	(170)	(519)

At end of year	$21	$21	$191

Preferred Stock, Series E
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$6,708	$5,943	$5,241
Common stock issued on convertible instruments	10	300	519
Common stock issued for cash	552	400	172
Common stock issued for services	39	65	11

At end of year	$7,309	$6,708	$5,943

Paid-in Capital
At beginning of year	$122,722,840	$114,490,556	$106,425,370
Series D Preferred stock issued for cash	—	—	790,380
Accretion of Series G Preferred stock	(1,987,977)	(383,050)	—
Fair value of warrants issued to Series G Preferred stock shareholders	(906,150)	—	—
Warrants issued in connection with short term funding	—	150,892	—
Common stock issued for cash	15,397,144	6,056,346	5,106,078
Share-based compensation	1,781,115	2,408,226	2,168,728
Common stock issued on convertible instruments	229,490	(130)	—

At end of year	$137,236,462	$122,722,840	$114,490,556

Accumulated Deficit
At beginning of year	$(130,277,889)	$(106,934,823)	$(88,306,625)
Net loss	(16,225,308)	(23,343,066)	(18,628,198)
Dividends	(515,556)	—	—

At end of year	(147,018,753)	(130,277,889)	(106,934,823)

Total stockholders’ equity/(deficit)	$(9,774,961)	$(7,548,320)	$7,561,867

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,225,308)	$(23,343,066)	$(18,628,198)
Adjustments to reconcile net loss to net cash used by operating activity:
Amortization of financing costs	272,998	—	—
Interest accretion on notes payable	405,465	—	—
Share based compensation	1,551,589	2,137,136	2,027,340
Depreciation	1,892,969	2,162,194	2,276,353
Write down of long-lived asset	593,966	—	—
Loan discount amortization	—	129,375	—
Loss on extinguishment of debt	—	383,023	—
Change in derivatives liabilities fair value	(4,980,138)	3,638,112	—
Loss from unconsolidated entity	4,733,100	2,447,471	52,529
Investment in unconsolidated entity	(4,733,100)	—	—
Accounts receivable - reserve	—	8,494,672	—
(Increase) decrease in:
Accounts receivable	(403,856)	(10,343,976)	222,530
Restricted cash	282,629	3,368	91,215
Inventory	371,353	158,045	605,418
Other assets	(93,110)	(167,315)	13,518
Increase (decrease) in:
Accounts payable	(1,132,454)	1,873,327	(623,377)
Accrued expenses and other	(541,356)	796,166	108,079
Deferred revenue	2,815,042	(527,355)	1,257,453

NET CASH (USED) IN OPERATING ACTIVITIES	(15,190,211)	(12,158,824)	(12,597,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(973,764)	(1,630,108)	(1,149,981)
Investment in unconsolidated entity	—	(1,200)	(500,000)
Proceeds from disposal of long-lived asset	485,000	—	—

NET CASH (USED) IN INVESTING ACTIVITIES	(488,764)	(1,631,308)	(1,649,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,627,196	6,243,000	5,106,250
Proceeds from issuance of loan payable	10,000,000	1,872,714	—
Proceeds from issuance of preferred stock	—	5,050,000	—
Proceeds from warrants exercise	—	—	790,400
Broker commissions and fees on capital raises	(545,000)	(186,254)	—
Deferred income from revenue participation rights	7,512,500	—	—
Dividends	(515,556)	—	—
Redemption of Series G Preferred stock	(5,757,500)	—	—
Repayment of mortgage and loans payable	(2,906,633)	(1,099,015)	(244,438)

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,415,007	11,880,445	5,652,212

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,736,032	(1,909,687)	(8,594,909)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	235,762	2,145,449	10,740,358

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,971,794	$235,762	$2,145,449

SUPPLEMENTARY INFORMATION:
Interest paid	$736,915	$410,350	$338,283
Income taxes paid	$—	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$229,564	$561,594	$117,804
Building and equipment purchased with financing	$198,660	$186,762	$—
Series G Preferred Stock accretion	$1,987,977	—	—
Offset account receivable with subscription payable (See NOTE E)	$1,998,800	—	—
Accounts receivable converted to stock in unconsolidated entity (See NOTE E)	$—	—	—
Acquired non-controlling interest of Dorado Ocean Resources, Ltd. with the assumption of a subscription payable of an equal amount (See NOTE J)	$—	$1,998,800	$—

Summary of Significant Non-Cash Transactions

On October 6, 2010, we and certain investors entered into separate purchase agreements pursuant to which we agreed to sell an aggregate of 24 shares of Odyssey’s Series G 8% Convertible Preferred Stock, par value $0.0001 per share, and warrants to purchase up to 1,800,000 shares of Odyssey’s common stock to such investors. The Series G preferred stock and warrants were offered as units, with each unit consisting of one share of Preferred Stock and a Warrant to purchase 75,000 shares of common stock. The purchase price for each unit was $250,000 for a total offering of $6,000,000. Of the $6,000,000, $5,050,000 was received in cash and $950,000 was converted from our $1,800,000 of promissory notes that were issued on August 20, 2010. See NOTE Q.

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

Inventory

Our inventory consists of artifacts recovered from the SS Republic shipwreck, general branded merchandise and related packaging material. Inventoried costs of recovered artifacts include the costs of recovery, conservation and administrative costs to obtain legal title to the artifacts. Administrative costs are generally legal fees or insurance settlements required in order to obtain clean title. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

The packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the Accounting Standards Codification (“ASC”) topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Due to a planned sale of our vessel, the Ocean Alert, at salvage value subsequent to September 30, 2011, management decided to charge the difference of $593,966 to Operations and research in the period ended September 30, 2011.

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At December 31, 2011, we did not own securities with a maturity greater than three months.

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

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company generates income, the Company calculates basic earnings per share (“EPS”) using the two-class method pursuant to ASC 260 Earnings Per Share. The two-class method is required effective with the issuance of the Senior Convertible Note disclosed in Note L because the note qualifies as participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the Convertible Notes do not participate in losses.

Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options and warrants and the if-converted method to compute potential common shares from Preferred Stock, Convertible Notes or other convertible securities. As it relates solely to the Senior Convertible Note, for diluted earnings per share, the Company uses the more dilutive of the if-converted method or two-class method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the Diluted EPS calculation.

At December 31, 2011, 2010 and 2009 weighted average common shares outstanding were 70,179,935, 65,633,382 and 56,211,952, respectively. For the periods ending December 31, 2011, 2010 and 2009 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2011	2010	2009
Average market price during the period	$2.98	$1.56	$2.48

In the money potential common shares from options excluded	129,793	—	—

In the money potential common shares from warrants excluded	959,521	—	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2011	2010	2009
Out of the money options and warrants excluded:

Stock Options with an exercise price of $1.74 per share	—	71,500	—
Stock Options with an exercise price of $2.25 per share	—	200,000	—
Stock Options with an exercise price of $2.50 per share	—	—	33,000
Stock Options with an exercise price of $3.50 per share	495,000	1,266,666	1,417,916
Stock Options with an exercise price of $3.51 per share	984,670	984,670	1,003,170
Stock Options with an exercise price of $3.53 per share	211,900	211,900	212,500
Stock Options with an exercise price of $4.00 per share	52,500	52,500	315,250
Stock Options with an exercise price of $5.00 per share	650,000	650,000	650,000
Stock Options with an exercise price of $7.00 per share	100,000	100,000	100,000
Warrants with an exercise price of $2.25 per share	—	2,670,000	—
Warrants with an exercise price of $2.50 per share	—	1,800,000	—
Warrants with an exercise price of $4.32 per share	1,302,083	—	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	3,896,153	8,107,236	3,831,836

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2011	2010	2009

Potential common shares from Preferred Stock excluded from computation of diluted earnings per share	346,400	3,566,400	3,206,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2011	2010	2009

Excluded unvested restricted stock awards	90,033	256,315	81,662

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009
Net loss	$(16,225,308)	$(23,343,066)	$(18,628,198)
Accretion of Series G Preferred Stock	(1,987,977)	(383,050)	—
Cumulative dividends on Series G Preferred Stock	(409,035)	—	—
Fair market value of warrants issued to Series G Preferred Stock stockholders	(906,150)	—	—
Undecleared cumulative dividends on Series G Preferred Stock in arrears	(5,000)	(106,521)	—

	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009
Numerator, basic and diluted net loss available to stockholders	$(19,533,470)	$(23,832,637)	$(18,628,198)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	70,179,935	65,633,382	56,211,952

Shares used in computation – diluted:
Weighted average common shares outstanding	70,179,935	65,633,382	56,211,952
Dilutive effect of options, warrants and convertible instruments outstanding	—	—	—

Shares used in computing diluted net loss per share	70,179,935	65,633,382	56,211,952

Net loss per share – basic and diluted	$(0.28)	$(0.36)	$(0.33)

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

Stock-based compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation (See NOTE R).

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

Level 3. Unobservable inputs to the valuation methodology that is significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

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

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At December 31, 2011, our uninsured cash balance was approximately $6.8 million.

Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE L for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,200 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,500 per month until maturity in April 2012. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE C – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. At December 31, 2011, we did not own any United States Treasury Bills with a maturity of ninety days or longer.

NOTE D – RESTRICTED CASH

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments were made for the first one-year period. On each anniversary of the mortgage, we deposit or will deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at December 31, 2011, was $464,579.

NOTE E – ACCOUNTS RECEIVABLE

The accounts receivable balances at December 31, 2011 and 2010 were $500,626 and $2,095,571, respectively, which are net of reserves for doubtful accounts of $6,390,593 and $8,494,672, respectively. The December 31, 2010 balance included $2,000,000 related to 2010 charter activity with Dorado Ocean Resources, Ltd. (“DOR”). During 2011, we exercised our contractual right to offset our subscription payable of $1,998,800 owed to DOR against their $2,000,000 account receivable balance. As described in NOTE J, Neptune Minerals, Inc. (“NMI”) completed a share exchange with DOR shareholders and assumed complete control of DOR. In connection with the share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt of DOR owed to us. In addition, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt for 2,500,000 shares of NMI Class B non-voting common stock. The $6,390,593 reserve at December 31, 2011 is comprised of the $1,570,000 “Shantaram” reserve noted below and $4,820,593 reserve for the remaining Neptune Minerals, Inc. (“NMI”) accounts receivable assumed from DOR. The $8,494,672 reserve at December 31, 2010 was comprised of the $1,570,000 “Shantaram” and $6,924,672 for the DOR receivable that was assumed by NMI in 2011 and discussed in NOTE J.

During December 2011, we chartered the Dorado Discovery vessel to Chatham Rock Phosphate, Ltd. for $1,200,000 in relation to deep-ocean surveying. The charter permits Chatham to pay for services in either cash or common shares of their company. ASC 605 states collectability is to be reasonably assured, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and there is a fixed or determinable sales price must all be present in order to recognize revenue. Chatham is listed on the New Zealand Stock Exchange and they do not yet have sufficient liquidity to settle this outstanding debt with cash, however, they are currently attempting a capital raise. If they are successful, there may be sufficient funds to pay us for the services rendered. At December 31, 2011, we do not believe the customer’s liquidity and capital positions are sufficient enough to permit us to recognize this revenue at this time. If and when Chatham completes their financing and remits payment to us, we will then recognize this revenue since all revenue accounting criteria will be satisfied.

We have an established reserve for the “Shantaram” receivable of $1,570,000 owed according to the terms of sale of research for the “Shantaram” project. According to our agreement, we have the right to receive additional participation amounts, if any, up to approximately 11% from the first £100 million and approximately 7% thereafter from recovery distributions after recovery costs.

NOTE F – INVENTORY

Our inventory consists of the following:

	2011	2010
Artifacts	$5,879,137	$6,203,813
Packaging	159,160	219,101
Merchandise	412,865	486,857
Merchandise reserve	(392,203)	(479,459)

Total Inventory	$6,058,959	$6,430,312

Based on our estimates of the timing of future sales, $5,501,808 and $6,020,699 of artifact inventory for the fiscal years ended 2011 and 2010 were classified as non-current.

We have capitalized deferred recovery costs of approximately $2.6 million related to the “Black Swan” project that have been reserved for at 100%. The reserve and capitalized deferred recovery costs will be eliminated once we exhaust all potential to secure ownership rights.

NOTE G – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2011	2010
Prepaid expenses	$677,621	$408,108
Deposits	101,857	59,072

Total other current assets	$779,478	$467,180

For the period ended December 31, 2011, prepaid expenses consisted of $192,602 of prepaid insurance premiums, $81,081 for vessel fuel not yet consumed, $310,335 of deferred financing fees, $101,857 of purchase deposits and $93,603 of other operating prepaid costs. For the period ended December 31, 2010, prepaid expenses consisted of $144,242 of prepaid insurance premiums, $266,184 for vessel fuel not yet consumed and $56,754 of other operating prepaid costs. All prepaid expenses, except fuel, are amortized on a straight-line basis over the term of the underlying agreements. Fuel is expensed based on actual usage. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2011	2010
Building, improvements and land	$4,703,360	$4,506,347
Computers and peripherals	1,148,971	1,015,974
Furniture and office equipment	1,455,250	1,257,383
Vessels and equipment	11,072,854	12,757,379
Exhibits and related	1,773,391	1,771,786

	20,153,826	21,308,869
Less: Accumulated depreciation	(13,620,956)	(12,979,576)

Property and equipment, net	$6,532,870	$8,329,293

NOTE I – OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	2011	2010
Artifacts	$557,494	$559,777
Deposits	541,590	541,590
Image use rights, net	7,013	—

Total other long-term assets	$1,106,097	$1,101,367

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

NOTE J – INVESTMENT IN UNCONSOLIDATED ENTITY

During the quarter ended December 31, 2009, we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. In April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a share exchange. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for our surrendered units in SMM. We also acquired an additional 1,200 shares of DOR valued at $2,000,000 that resulted in a 41.25% ownership of DOR. Ultimately we held a 40.8% ownership of DOR. Under the terms of the Share Subscription Agreement (subscription payable), we had the option to pay for this investment in cash, provide marine services to DOR over a three-year period commencing April 2010 or exercise our contractual right to offset against the $2,000,000 marine services accounts receivable owed to us. See NOTE E for the disposition of this subscription payable. The focus of DOR was on the exploration and monetization of gold- and copper-rich Seafloor Massive Sulfide (“SMS”) deposits.

During the year ended December 31, 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining on two separate charter agreements. The agreements provided for payments to us in cash and Class B shares of non-voting common stock of Neptune Minerals, LLC. During the year ended December 31, 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. In addition, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At December 31, 2011, we have a net share position in NMI of 6,216,600 shares, which represents an approximate 31% ownership before any further dilution of the NMI stock.

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

At September 30, 2011, there was approximately $1,200,000 of outstanding DOR (NMI) losses allocable to us that we have not recognized in our income statement because these losses exceeded our investment. Based on the NMI and DOR transaction described above, we believe it is appropriate to allocate these losses to any incremental investment recognized on our balance sheet in NMI. During the three-month period ended December 31, 2011, we earned an additional $245,000 worth of the Class B non-voting common stock from our NMI marine services charter. Accordingly, we applied this amount against the unrecognized loss noted above. However, NMI has not provided their financial statements for the period ending December 31, 2011 so we are unable to accurately quantify their loss for the respective period. Since our investment carrying basis is zero at December 31, 2011, the remaining cumulative and outstanding losses of approximately $950,000, exclusive of NMI’s results for the three-months ended December 31, 2011, are not yet recognized in our financial statements.

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of December 31, 2011 and 2010 and the amounts that were reflected in our income related to our derivatives for the years then ended:

	December 31,
	2011	2010
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$2,521,422	$—
Series G Convertible Preferred Stock	158,711	4,075,344

	2,680,133	4,075,344
Warrant derivatives
Senior Convertible Notes	1,898,785	—
Series G Convertible Preferred Stock	2,754,375	2,287,800

Warrant derivatives	4,653,160	2,287,800

Total derivative liabilities	$7,333,293	$6,363,144

	December 31,
	2011	2010
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	2,673,797	—
Series G Convertible Preferred Stock	140,000	3,360,000

	2,813,797	3,360,000

Warrant derivatives
Senior Convertible Notes	1,302,083	—
Series G Convertible Preferred Stock	2,325,000	1,800,000

	3,627,083	1,800,000

Total common shares linked to derivative liabilities	6,440,880	5,160,000

	Years ended December 31,
	2011	2010
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$468,115	$—
Series G Convertible Preferred Stock	(738,606)	(2,424,912)
Warrant derivatives	595,391	(1,213,200)

	324,900	(3,638,112)
Redemptions of Series G Convertible Preferred Stock	4,655,239	—

Total derivative income (expense)	$4,980,139	$(3,638,112)

Our Series G Convertible Preferred Stock and Warrant Financing Transaction on October 11, 2010, Series G Convertible Preferred Stock and Warrant Settlement Transaction during April 2011, and Senior Convertible Note and Warrant Financing Transaction on November 8, 2011 gave rise to derivative financial instruments. As more fully discussed in Note Q, we entered into the Series G Convertible Preferred Stock and Warrant Financing Transaction and the Series G Convertible Preferred Stock and Warrant Settlement Transaction on October 11, 2010 and April 14, 2011, respectively. The Series G Convertible Preferred Stock embodied certain terms and features that both possessed all of the conditions of derivative financial instruments and were not clearly and closely related to the host preferred contract in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and the related down-round anti-dilution protection provision, the Company’s redemption privilege and the holder’s redemption privilege. Each of the redemption features also embodies the redemption premium payments. Warrants issued with this transaction and the subsequent Settlement Transaction embodied down-round anti-dilution protection and, accordingly, were not afforded equity classification. As more fully discussed in Note L, we entered into the Senior Convertible Note and Warrant Financing Transaction on November 8, 2011. The Senior Convertible Note embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion options, certain redemption features and a conversion price reset feature. Warrants issued with this transaction embodied reset price protection and, accordingly, were not afforded equity classification.

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates. We have selected Binomial Lattice to fair value our warrant derivatives because we believe this technique is reflective of all significant assumption types market participants would likely consider in transactions involving freestanding warrants derivatives. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Note and classified in liabilities:

	December 31, 2011	November 8, 2011 (Issuance)
Quoted market price on valuation date	$2.74	$2.90
Contractual conversion rate	$3.74	$3.74
Range of effective contractual conversion rates	$2.74 - $2.89	$2.94 - $3.08
Contractual term to maturity	2.33 Years	2.48 Years
Implied expected term to maturity	2.06 Years	2.09 Years
Market volatility:
Range of volatilities	55.6% - 101.8%	52.1% - 133.9%
Range of equivalent volatilities	78.9% - 84.3%	84.5% - 94.7%
Contractual interest rate	8.0%	8.0%
Range of equivalent market risk adjusted interest rates	8.0% - 8.1%	8.0%
Range of equivalent credit risk adjusted yields	3.1% - 3.5%	3.4% - 4.0%
Risk-free rates	0.01% - 0.25%	0.01% - 0.25%

The effective contractual conversion rates give effect to the impending conversion price reset on May 8, 2012 and were derived using a Random-Walk Brownian Motion Stochastic Process. In this process, the expected mean selling price of the Company’s common stock on the reset date was estimated at a range of $2.49 - $2.63 as of December 31, 2011 and $2.67 - $2.80 as of November 8, 2011. The mean prices derived from the stochastic process were multiplied by 110% which is a contractual provision for computing the reset price on May 8, 2012.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Series G Convertible Preferred Stock and classified in liabilities:

	December 31,		October 11,
	2011	2010	2010 (Issuance)
Quoted market price on valuation date	$2.74	$2.78	$1.78
Contractual conversion rate	$1.78	$1.78	$1.78
Implied expected term	0.46 Years	0.81 Years	1.19 Years
Market volatility:
Range of volatilities	49.5% - 101.8%	57.6% - 73.2%	53.7% - 73.8%
Equivalent volatility	74.1%	61.5%	58.2%
Market risk adjusted interest rate:
Range of rates	13.0% - 32.0%	8.0% - 33.0%	8.0% - 32.2%
Equivalent market risk adjusted interest rate	15.3%	13.5%	12.7%
Credit risk adjusted yield rate:
Range of rates	3.1% - 3.7%	3.4% - 4.8%	3.9% - 4.8%
Equivalent credit-risk adjusted yield rate	3.1%	3.5%	4.0%
Risk free rates using zero coupon US Treasury Security rates:
Range of rates	0.12% - 0.25%	0.29% - 0.64%	0.27% - 0.64%

During the period April 4-8, 2011 and on October 14, 2011, investors redeemed $750,000 and $2,800,000, respectively, stated value of our Series G Convertible Preferred Stock. On the redemption dates, the compound embedded derivatives were adjusted to their fair values of $676,718 and $3,978,521, respectively, which amounts were recorded in income. The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended December 31, 2011 and 2010.

	Years ended December 31,
	2011	2010
Balances at January 1, 2011	$4,075,344	$—
Issuances:
Series G Convertible Preferred Stock Financing	—	1,650,432
Senior Convertible Note Financing	2,989,537	—
Expirations from redemptions of Series G Convertible Preferred Stock	(4,655,239)	—
Changes in fair value inputs and assumptions reflected in income	270,491	2,424,912

Balances at December 31, 2011	$2,680,133	$4,075,344

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

On October 11, 2010, we also issued warrants to acquire 1,800,000 of our common shares in connection with the Series G Convertible Preferred Stock Financing. During April 4-8, 2011, we issued warrants to acquire 525,000 of our common shares in connection the Series G Convertible Preferred Stock and Warrant Settlement Transaction. Finally, on November 8, 2011, we issued warrants to acquire 1,302,083 of our common shares in connection with the Senior Convertible Note Financing Transaction. These warrants required liability classification as derivative financial instruments because certain down-round anti-dilution protection or price protection features included in the warrant agreements are not consistent with the concept of equity. We applied the Binomial Lattice valuation technique in estimating the fair value of the warrants because we believe that this technique is most appropriate and reflects all of the assumptions that market participants would likely consider in transactions involving the warrants, including the potential incremental value associated with the down-round anti-dilution protections.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and utilized in the Binomial Lattice process are as follows for both the issuance dates of the warrants and December 31, 2011 and 2010:

	December 31,		October 11,
	2011	2010	2010 (Issuance)
Linked common shares	1,800,000	1,800,000	1,800,000
Quoted market price on valuation date	$2.74	$2.78	$1.78
Contractual exercise rate	$2.50	$2.50	$2.50
Term (years)	1.78	2.78	3.00
Range of market volatilities	56.8% - 101.6%	57.6% - 73.2%	54.3% - 74.6%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.25%	0.12% - 1.02%	0.12% - 0.54%

	December 31, 2011	April 14, 2011 2011 (Issuance)
Linked common shares	525,000	525,000
Quoted market price on valuation date	$2.74	$3.36
Contractual exercise rate	$2.75	$2.75
Term (years)	2.28	3.00
Range of market volatilities	56.9% - 94.0%	59.5% - 73.0%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.25%	0.07% - 1.27%

	December 31, 2011	November 8, 2011 (Issuance)
Linked common shares	1,302,083	1,302,083
Quoted market price on valuation date	$2.74	$2.90
Contractual exercise rate	$4.32	$4.32
Term (years)	5.35	5.50
Range of volatilities	67.2% - 87.5%	67.7% - 95.1%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.83%	0.01% - 0.92%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	60.0%	60.0%

Of the 1,302,083 common shares accessible from the warrant issued on November 8, 2011, 434,027 of those common shares are accessible only based upon the Company’s election to require the lender to provide the additional financing. The lattice custom variable is the probability that management will elect to receive this funding. Based upon all current facts and circumstances, that probability is 60%.

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the year ended December 31, 2011 and 2010.

	Years ended December 31,
	2011	2010
Balances at January 1, 2011	$2,287,800	$—
Issuances:
Series G Convertible Preferred Stock Financing	906,150	1,074,600
Senior Convertible Note Financing	2,054,601	—
Changes in fair value inputs and assumptions reflected in income	(595,391)	1,213,200

Balances at December 31, 2011	$4,653,160	$2,287,800

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE L – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2011 and 2010:

	2011	2010
Term loan	$3,000,000	$5,000,000
Face value $10,000,000, 8% Convertible Senior Note payable	5,316,328	—
Mortgages payable	2,176,727	2,950,920

	$10,493,055	$7,950,920

Term Loan

On May 4, 2011, we amended our revolving credit facility with Fifth Third Bank (the “Bank”) to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million was due and paid prior to August 1, 2011, and the remainder is due by maturity. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was paid at closing. Restricted cash amounts are not required to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement (mortgage payable) for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we were required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional monthly principal payments were $100,000 per month until the loan balance met the 80% LTV. Based on this condition, we remitted $600,000 in 2011 and the final $ $43,750 in January 2012. In March 2012, the bank provided a term sheet which increases this term loan to $5 million (an additional $2 million) and will extend the maturity to mid-2013. Terms and conditions are similar to the terms and conditions of our current term loan. We expect to close on this new term loan within the next month.

The amended term loan is secured by approximately 27,000 numismatic coins which had a carrying value of $5,879,137 that were recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value which was $16.3 million at December 31, 2011. The Company is required to comply with a number of customary covenants.

Revolving Credit Facility

On February 7, 2008, we entered into a $5 million revolving credit facility with Fifth Third Bank (the “Bank”). The credit facility had a floating interest rate equal to the “Prime Rate” plus fifty basis points (.50%), required monthly payments of interest only and was originally due in full February 7, 2010, with a 90-day extension granted until May 7, 2010. On April 23, 2010, the Bank renewed the credit facility which became due in full on April 23, 2011. The facility required us to pay the Bank an unused line fee equal to one-half percent (0.50%) per annum of the unused portion of the credit line. The line of credit was originally secured by a restricted cash balance (See NOTE D) as well as approximately 28,500 coins recovered from the SS Republic shipwreck. The coin inventory balance that secured the debt was to be reduced over the term by the amount of coins sold. The modified borrowing base was equal to forty percent (40%) of the eligible coin inventory calculated on a rolling twelve-month wholesale average value. Odyssey was required to comply with a number of customary affirmative and negative covenants. The significant covenants included: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party.

Senior Convertible Note

During November 2011, we entered into a securities purchase agreement (the “Purchase Agreement”) with one institutional investor pursuant to which we issued and sold a Senior Convertible Note in the original principal amount of $10.0 million (the “Initial Note”) and a warrant (the “Warrant”) to purchase up to 1,302,083 shares of our common stock. Subject to the satisfaction of conditions set forth in the Purchase Agreement, we have the right to require the investor to purchase an additional senior convertible note in the original principal amount of up to $5.0 million on the six-month anniversary of the initial closing date (the “Additional Note” and, collectively “Notes”). Aggregate direct finance costs amounted to $545,000 of which $45,000 related to costs of the lender and, accordingly, were included in the original issue discount on the Initial Note.

The indebtedness evidenced by the Note bears interest at 8.0% percent per year (15% under default conditions, if ever). Interest is compounded monthly and payable quarterly at the beginning of each calendar quarter. The Note is amortized with equal monthly principal installments of $434,783 commencing on July 8, 2012. Prepayment is not allowed. Further, the Note may be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note is $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note will be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). The conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We have agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that we make in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the volume-weighted average price of our shares of common stock for a ten-day period immediately prior to the applicable amortization date.

The Note provides for redemption upon the occurrence of an event of default. Default conditions include non-servicing of the debt and certain other credit risk related conditions. Default conditions also include certain equity indexed events including failures to file public information documents, non-conversion or insufficient share authorizations to effect conversion and failure obtain and maintain an effective registration statement covering the underlying common shares. The remedies to the investor for events of default include acceleration of payment at 125% of the remaining face value in certain circumstances. In the event the default redemption is not paid, the investor would have the right to elect conversion of the note at an adjusted conversion price approximating 75% of quoted market prices. A change in control would also result in a redemption requirement at 125% of the face value.

The Notes extend no voting rights to the investors. However, the Notes extend participation rights in dividend payments, if any, made to the holders of the Company’s common or other class of stock, except our Series G Preferred Stock.

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

We have accounted for the Initial Note and Warrants issued for cash as a financing transaction, wherein the net proceeds that we received were allocated to the financial instruments issued. Prior to making the above accounting allocation, we evaluated the Initial Note and the Warrants for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”).

ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the conversion option and related conversion reset price protection, the Company’s redemption privilege, and certain redemption rights that were indexed to equity risks. The conversion option and conversion reset price protection, along with the redemption features bearing risks of equity, were not clearly and closely related host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

The Warrants had terms of five and one-half years and an exercise price of $4.32. The contractual exercise price is subject to adjustment for both traditional recapitalization events as is also subject to reset on the sixth month anniversary of issuance. Although the warrants did not fall within the scope of ASC 480, the warrants required derivative liability accounting because the conversion price reset protection terms are not consistent with the definition for financial instruments indexed to a company’s own stock.

Based on the previous conclusions, we allocated the cash proceeds first to the derivative components at their fair values (see NOTE K) with the residual allocated to the host debt contract, as follows:

Allocation
Initial Note	$4,910,862
Compound embedded derivative	2,989,537
Derivative warrants	2,054,601

$9,955,000

The basis that was subject to allocation included the gross proceeds of $10,000,000, less costs of the investor paid out of proceeds that amounted to $45,000. We also allocated the direct financing costs of $500,000 to the note payable and the derivative components based upon the relative fair values of these financial instruments. As a result of this allocation, $246,653 was recorded in deferred costs and $253,347 was recorded as expense.

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the year ended December 31, 2011 amounted to $425,116. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See Note K for information about our derivatives.

Mortgages Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE D) as well as a first mortgage on our corporate office building which has a carrying value of $2,539,259. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related real property which has a carrying value of $926,873. The seller is carrying a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May. The first principal payment was made in May 2009. The interest is at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012 and is secured by the related real property.

Long-Term Obligation Maturities:

	Total	2012	2013	2014	2015	2016	More than 5 years
Long term obligations	$12,176,727	$2,828,553	$6,607,466	$2,199,055	$541,653	$—	$—
Operating leases	8,868,261	4,102,554	4,102,554	663,153	—	—	—
Interest on obligations	1,363,560	841,997	436,335	65,897	19,331	—	—

Total obligations	$22,408,548	$7,773,104	$11,146,355	$2,928,105	$560,984	$—	$—

Long-term obligations represent the amount due on our existing mortgages and convertible note as described above. The operating lease represents our vessel charter. The vessel charter has a lease period March 2010 to February 2014 as well as a ninety-day termination notice clause.

NOTE M – ACCRUED EXPENSES

Accrued expenses consist of following:

	2011	2010
Compensation and bonuses	$891,136	$1,027,911
Customer deposits	57,175	—
Vessel operations	959,857	1,392,909
Professional services	—	129,676
Other operating expenses	153,806	216,176

Total accrued expenses	$2,061,974	$2,766,672

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance, port fees and charter related. Professional fees are mainly attributable to legal fees and other professional services in support of operations. Other operating expenses contain general items related to, but not limited to marketing, insurance and the exhibit.

NOTE N – DEFERRED REVENUE

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At December 31, 2011, we have a $3,545,140 service obligation on two service contracts that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2010, we had deferred revenue related to a specific contract of $730,098 which was earned in 2011. For the years ended December 31, 2011 and 2010, we earned charter expedition revenue, exclusive of the sale of research, of $2,708,947 and $5,846,793, respectively, relating to these contracts.

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

NOTE P – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC	7,512,500	—

Total participating revenue rights	$8,400,000	$887,500

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. The agreement originally allowed Galt to select only one project but an agreement was subsequently reached permitting Galt to bifurcate their selection between two projects, the SS Gairsoppa and HMS Victory. Galt will receive 50% of our net proceeds, if any, on the SS Gairsoppa project until they receive two times its initial investment of $7,512,500. Galt will also receive 50% of our net proceeds, if any, on the HMS Victory project until they receive two times its initial investment and thereafter will receive 7.5125% of our net proceeds from the HMS Victory project. The Galt invested balance will be amortized to revenue over the expected revenue stream of the selected project.

NOTE Q – REDEEMABLE SERIES G PREFERRED STOCK

During October 2010, we designated and issued 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”) as further discussed below. In April 2011 and October 2011, we redeemed 3 and 20 shares, respectively, from certain holders of the Series G Preferred for cash of $757,500 and $5,065,556, respectively, under the terms and conditions of the Series G Preferred Certificate of Designation. At the time of redemption, the carrying value of these shares of Series G Preferred amounted to $558,926 and $5,000,000, respectively. We have recorded the difference between the redemption values paid and the carrying values amounting to $198,574 and $65,556, respectively, as a deemed dividend in paid-in capital. See NOTE K for our accounting for the associated compound embedded derivative that had been bifurcated and classified in liabilities. As of December 31, 2011, 1 share of Series G Convertible Preferred Stock remains outstanding.

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

The following table summarizes the allocation for each of these transactions as of October 11, 2010:

	Financing	Exchange	Total
Redeemable preferred stock (1)	$2,747,476	$888,997	$3,636,473
Compound embedded derivatives (2)	1,389,114	261,318	1,650,432
Warrant derivatives (2)	913,410	161,190	1,074,600
Extinguishment loss	—	(383,023)	(383,023)

	$5,050,000	$928,482	$5,978,482

(1)	The fair value of the redeemable preferred stock was estimated based upon its forward cash flow value, at a credit-risk adjusted market interest rate, as enhanced by the fair value of the conversion feature. Credit-risk adjusted rates used to discount the cash flow component ranged from 3.98% to 4.89% over our estimated period to redemption, which is October 2013.The fair value of the conversion feature is reflected in the compound embedded derivative line of the table.
(2)	See NOTE K for information related to the valuation of these financial instruments both on the inception date of the transactions and at December 31, 2010.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. Accretion for the period from the inception date of the transactions to December 31, 2010 amounted to $383,050. Accretion during the year ended December 31, 2011 amounted to $1,789,403.

Dividends on the Series G Preferred are recorded when they are declared. Cumulative dividends from the inception date of the transactions to December 31, 2011 amounted to $520,556 of which $5,000 is in arrears on December 31, 2011.

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

NOTE R – STOCKHOLDERS’ DEFICIT

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

Convertible Preferred Stock

We have 206,400 shares of Series D Convertible Preferred Stock issued and outstanding as well as the 1 share of Series G Preferred Stock described in Note Q. Series D is convertible into common stock at a ratio of 1 to 1. The liquidation preference for Series D is $3.50 per share of common stock into which the Series D could then be converted. There are no other rights attached to these convertible instruments.

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

The share based compensation charged against income for the periods ended December 31, 2011, 2010 and 2009 was $1,796,628, $2,137,136 and $2,027,340, respectively.

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2011, 2010 and 2009 were $2.74, $0.92 and $1.53, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Risk-free interest rate	1.51-1.89%	.56-.67%	1.1-2.0%
Expected volatility of common stock	69.0-70.0%	68.8-70.5%	61-63%
Dividend yield	0%	0%	0%
Expected life of options	3.0-4.1 years	3-3.3 years	3-4 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. Our options do not have the characteristics of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of our options.

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,528,666	$4.25
Granted	1,546,420	$3.53
Exercised	(2,500)	$2.50
Cancelled	(340,750)	$4.86

Outstanding at December 31, 2009	3,731,836	$3.89
Granted	271,500	$2.12
Exercised	—	$—
Cancelled	(466,100)	$3.87

Outstanding at December 31, 2010	3,537,236	$3.78
Granted	633,835	$2.74
Exercised	—	$—
Cancelled	(771,666)	$3.50

Outstanding at December 31, 2011	3,399,405	$3.65

Options exercisable at December 31, 2009	2,669,844	$3.87

Options exercisable at December 31, 2010	3,032,194	$3.78

Options exercisable at December 31, 2011	2,926,930	$3.79

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2011, 2010 and 2009 were $133,750, $106,000 and $0, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2011, 2010 and 2009 were $169,500, $180,360 and $0, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2011, 2010 and 2009 are $0, $0 and $4,625, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2011, 2010 and 2009 was $1,145,112, $1,286,522 and $1,914,702, respectively.

As of December 31, 2011, there was $711,574 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 1.86 years.

The following table summarizes information about stock options outstanding at December 31, 2011:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.00 - $3.00	905,335	3.49	$2.55
$3.01 - $4.00	1,744,070	1.77	$3.52
$4.01 - $7.00	750,000	.91	$5.27

	3,399,405	2.04	$3.65

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2011 and changes during the year ended December 31, 2011 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2010	279,799	$1.50
Granted	338,277	$2.67
Vested	(508,536)	$2.03
Cancelled	—	$—

Unvested at December 31, 2011	109,540	$2.65

The fair value of restricted stock awards vested during the years ended December 31 2011, 2010 and 2009 was $1,329,573, $1,234,465 and $178,290, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2011, 2010 and 2009 is $300,139, $777,839 and $115,143, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2011, 2010 and 2009 were $2.67, $1.45 and $2.72, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2011, 2010 and 2009 are 1.0, .98 and 1.0 years, respectively. As of December 31, 2011, there was a total of $290,281 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2011:

Common Stock Warrants	Exercise Price	Termination Date
100,000	$5.25	—	(A)
2,298,000	$2.25	1/31/2013
270,000	$2.25	8/20/2013
1,800,000	$2.50	10/11/2013	(B)
525,000	$2.75	4/13/2014
1,302,083	$4.32	11/9/2016

6,295,083

(A):	There were 100,000 Common Stock Warrants outstanding at December 31, 2009. These warrants were issued during the quarter ended September 30, 2005 at an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested and earned based upon future performance of the program, and may not be exercised until vested and earned, therefore expense will not be recorded until the warrants are vested and earned. The warrants have a two-year exercise period commencing on the date when the warrants would be vested and earned. At December 31, 2010 these warrants have not been earned nor have they commenced with vesting.
(B):	See NOTE Q.

NOTE S – INCOME TAXES

As of December 31, 2011, we had consolidated income tax net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $123,000,000. The federal NOL carryforward will expire in various years ending through the year 2031. From 2017 through 2021, approximately $4 million of the NOL will expire, from 2022 through 2026, approximately $42 million of the NOL will expire and from 2027 through 2031, approximately $76 million of the NOL will expire.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$44,047,299
Accrued expenses	62,829
Reserve for accounts receivable	2,748,005
Reserve for inventory return	137,663
Stock option and restricted stock awards	1,383,376
Start-up costs	107,422
Excess of book over tax depreciation	1,078,584
Investment – unconsolidated entity	3,117,958
Less: valuation allowance	(52,515,797)

167,339

Deferred tax liability:
Prepaid expenses	97,854
Property and equipment basis	69,485

167,339

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2011. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of December 31, 2011.

The change in the valuation allowance is as follow:

December 31, 2011	$52,515,797	December 31, 2010	$45,983,926
December 31, 2010	$45,983,926	December 31, 2009	$39,693,015

Change in valuation allowance	$6,531,871	Change in valuation allowance	$6,290,911

Income taxes for the twelve month periods ended December 31, 2011, 2010 and 2009 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010	12 Month Period Ended December 31, 2009
Expected benefit	$(5,516,605)	$(7,936,643)	$(6,333,587)
Effects of:
State income taxes net of federal benefits	(205,521)	(190,311)	(277,292)
Nondeductible expenses	17,657	15,606	17,428
Stock options and restricted stock awards	833,749	627,684	4,584
Derivatives	(1,693,247)	1,367,186	—
Change in valuation allowance	6,531,871	6,290,911	6,483,692
Change in net operating loss	3,564	—	—
Inventory capitalization	—	—	—
Change in rate estimate	23,798	(174,913)	105,267
Other, net	4,734	480	(92)

Income tax provision (benefit)	$—	$—	$—

During the twelve-month periods ended December 31, 2011 and 2010, we recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amount of $860,721 and $(647,841), respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and do not need to record any provision for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2008.

NOTE T – MAJOR CUSTOMERS

During the fiscal year ended December 31, 2011, we had two customers who accounted for 18.4% and 71.6% of our total revenue. For the fiscal year ended December 31, 2010, we had three customers who accounted for 12.9%, 41.4% and 41.2% of our total revenue.

NOTE U – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the “Seattle” (formerly “Republic”) and “Cambridge” projects and have recorded $887,500 as Deferred Income from Revenue Participation Rights (See NOTE P). We are contingently liable to share the future revenue of these projects only if revenue is derived from these specific projects.

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they can invest up to $10,000,000 representing rights to future revenues of any project of Galt’s choosing. See NOTE P for further detail.

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

Other commitments and contingencies

In January 2012, we entered into a 90 day firm time party charter agreement with a Norwegian company for a vessel to assist in the excavation of the Gairsoppa and Mantola sites. The charter is to commence around the May - June 2012 time frame, but the exact time will be mutually agreed to at a later time. The charter commitment is approximately 54 million NOK (Norwegian Kroner) which currently approximates $9.7 million. A payment of USD 3,000,000 is to be remitted 14 days prior to the start of the charter.

Trends and Uncertainties

Our current 2012 business plan estimates positive cash flow from operating activities. The plan contains assumptions which include that several of our planned projects are funded through project debt-type financings, syndications or other partnership opportunities. The 2012 business plan expenses include a 90-day charter agreement which we recently executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects (see Note U of the Consolidated Financial Statements). One or more of these projected project financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2012 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales, syndicated projects and potential debt financing opportunities and the available $5 million convertible debt facility We have recently received a term sheet from Fifth Third Bank which will increase our existing term loan to $5 million through July 2013. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, or to generate income from other projects. However, it is likely that we could monetize a significant portion of the Gairsoppa and Mantola projects in 2012 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2012.

NOTE V – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2011 and 2010. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Fiscal Year Ended December 31, 2011
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$2,094,103	$6,744,569	$5,939,873	$948,687
Gross profit	1,920,527	6,692,008	5,842,755	856,959
Net loss	(5,174,035)	(1,930,553)	(5,137,997)	(3,982,723)
Basic and diluted net income per share	$(0.09)	$(0.07)	$(0.07)	$(0.05)

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Fiscal Year Ended December 31, 2010
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$2,928,425	$4,334,708	$9,829,768	$3,907,794
Gross profit	2,883,780	4,239,970	9,798,787	3,887,067
Net loss	(3,118,750)	(3,491,246)	(1,307,313)	(15,425,757)
Basic and diluted net income per share	$(0.05)	$(0.05)	$(0.02)	$(0.24)

NOTE W – SUBSEQUENT EVENTS

In January 2012, we entered into a 90 day firm time party charter agreement with a Norwegian company for a vessel to assist in the excavation of the Gairsoppa and Mantola sites. The charter is to commence around the May - June 2012 time frame, but the exact time will be mutually agreed to at a later time. The charter commitment is approximately 54 million NOK (Norwegian Kroner) which currently approximates $9.7 million. A payment of USD 3,000,000 is to be remitted 14 days prior to the start of the charter.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2009, 2010 and 2011

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred recovery cost reserve
2009	2,358,063	170,217	—	—	2,528,280
2010	2,528,280	28,869	—	—	2,557,149
2011	2,557,149	—	—	—	2,557,149

Inventory reserve
2009	598,273	—	—	114,566	483,707
2010	483,707	—	—	4,248	479,459
2011	479,459	—	—	87,256	392,203

Accounts receivable reserve
2009	—	—	—	—	—
2010	—	8,494,672	—	—	8,494,672
2011	8,494,672	—	—	2,104,079	6,390,593

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 12, 2012	By:	/S/ GREGORY P. STEMM
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ GREGORY P. STEMM	Chief Executive Officer (Principal Executive Officer)	March 12, 2012
Gregory P. Stemm

/S/ MICHAEL J. HOLMES	Chief Financial Officer (Principal Financial Officer)	March 12, 2012
Michael J. Holmes

/S/ MARK D. GORDON	President and Chief Operating Officer	March 12, 2021
Mark D. Gordon

/S/ JAY A. NUDI	Controller & Treasurer (Principal Accounting Officer)	March 12, 2012
Jay A. Nudi

/S/ BRADFORD B. BAKER	Chairman of the Board	March 12, 2012
Bradford B. Baker

/S/ DAVID J. SAUL	Director	March 12, 2012
David J. Saul

/S/ MAX H. COHEN	Director	March 12, 2012
Max H. Cohen

/S/ JON D. SAWYER	Director	March 12, 2012
Jon D. Sawyer

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 13, 2006)

3.4	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated January 22, 2007)

3.5	Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated September 14, 2007)

3.6	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.7	Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

3.8	Amendment to Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

3.9	Certificate of Correction to Amendment to Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

3.10	Certificate of Withdrawal of Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated July 22, 2010)

4.1	Warrant to Purchase Series D Convertible Preferred Stock (D1) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

4.2	Warrant to Purchase Series D Convertible Preferred Stock (D2) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed January 26, 2010)

4.4	Reference is hereby made to Exhibit 10.19

4.5	Form of Warrant to Purchase Common Stock 5% Notes (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

4.6	Form of Warrant to Purchase Common Stock - Modification to Series G Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated April 20, 2011)

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

10.2	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.3	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.4	Series D Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.5	Series E Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 14, 2007)

10.6	Revolving Credit Loan and Security Agreement with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 8, 2008)

Exhibit Number	Description

10.7	Revolving Credit Note with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated February 8, 2008)

10.8	Loan Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.9	Commercial Promissory Note with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.10	Mortgage and Security Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.11	Stock Purchase Agreement dated May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 26, 2009)

10.12	Sale of Research File Relating to Project “Enigma” (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2009)

10.13	Uniform Time Charter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2009)

10.14	“Enigma” Completion Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2009)

10.15	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 26, 2010)

10.16	First Amendment to Revolving Credit Loan and Security Agreement with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 26, 2010)

10.17	Renewal to Revolving Credit with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 26, 2010)

10.18	Share Subscription Agreement – Dorado Ocean Resources dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 4, 2010)

10.19	Form of Securities Purchase Agreement 5% Notes and Warrants dated August 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.20	Form of Purchase Agreement of Series G Convertible Preferred Stock dated October 6, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.21	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2010)

10.22	Second Amendment to Revolving Credit Loan and Security Agreement dated May 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.23	Amendment to Real Estate Loan Agreement dated May 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.24	Form of Agreement – Modification to Purchase Agreement of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed April 20, 2011)

10.25	Form of Share Exchange Agreement between Neptune Minerals, Inc. and the stockholders of Dorado Ocean Resources Limited (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

10.26	Debt Conversion Agreement between Odyssey Marine Exploration, Inc. and Neptune Minerals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed June 7, 2011)

10.27	Securities Purchase Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 11, 2011)

10.28	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed November 11, 2011)

10.29	Warrant to Purchase Common Stock dated November 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed November 11, 2011)

10.30	Registration Rights Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed November 11, 2011)

Exhibit Number	Description

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

23.1	Consent of Ferlita, Walsh & Gonzalez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	XBRL Interactive Data File