Form 10-Q
period 2012-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2012-05-04
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 17, 2012 was 73,233,909.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,076,209	$7,971,794
Restricted cash	205,331	212,788
Accounts receivable, net	1,507,388	500,626
Inventory	543,563	557,151
Other current assets	1,246,307	779,478

Total current assets	8,578,798	10,021,837

PROPERTY AND EQUIPMENT
Equipment and office fixtures	15,665,696	15,450,467
Building and land	4,703,359	4,703,359
Accumulated depreciation	(13,868,270)	(13,620,956)

Total property and equipment	6,500,785	6,532,870

NON-CURRENT ASSETS
Inventory	5,481,210	5,501,808
Restricted cash	211,847	251,791
Investment in unconsolidated entity	—	—
Other non-current assets	1,105,255	1,106,097

Total other assets	6,798,312	6,859,696

Total assets	$21,877,895	$23,414,403

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,061,379	$1,105,902
Accrued expenses and other	1,815,522	2,061,974
Deferred revenue	3,545,140	3,545,140
Derivative liabilities	7,210,224	7,333,293
Mortgage and loans payable	7,874,833	4,802,930

Total current liabilities	22,507,098	18,849,239

LONG-TERM LIABILITIES
Mortgage and loans payable	5,213,510	5,690,125
Deferred income from revenue participation rights	8,400,000	8,400,000

Total long-term liabilities	13,613,510	14,090,125

Total liabilities	36,120,608	32,939,364

Commitments and contingencies (Note H)

Redeemable Series G Convertible Preferred stock	250,000	250,000

STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 9,361,199 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 448,800 shares authorized, respectively; 206,400 issued and outstanding, respectively	21	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 73,233,909 and 73,095,384 issued and outstanding, respectively	7,322	7,309
Additional paid-in capital	138,010,496	137,236,462
Accumulated deficit	(152,510,552)	(147,018,753)

Total stockholders’ deficit	(14,492,713)	(9,774,961)

Total liabilities and stockholders’ deficit	$21,877,895	$23,414,403

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUE
Artifact sales and other	$54,147	$348,891
Exhibit	25,000	42,993
Expedition	2,820,605	1,702,219

Total revenue	2,899,752	2,094,103

OPERATING EXPENSES
Cost of sales – artifacts and other	34,189	173,576
Marketing, general and administrative	2,356,918	2,170,079
Operations and research	5,151,706	3,532,710

Total operating expenses	7,542,813	5,876,365

INCOME (LOSS) FROM OPERATIONS	(4,643,061)	(3,782,262)

OTHER INCOME (EXPENSE)
Interest income	22,440	386
Interest expense	(985,329)	(97,901)
Change in derivative liabilities fair value	123,069	(1,289,184)
Other	1,082	(5,074)

Total other income (expense)	(838,738)	(1,391,773)

LOSS BEFORE INCOME TAXES	(5,481,799)	(5,174,035)
Income tax benefit (provision)	—	—

NET LOSS	$(5,481,799)	$(5,174,035)

NET LOSS PER SHARE
Basic and diluted (See NOTE B)	$(.08)	$(.09)

Weighted average number of common shares outstanding
Basic and diluted	73,165,136	67,148,056

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,481,799)	$(5,174,035)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	396,402	527,721
Loan fee amortization	32,791	—
Change in derivatives liabilities fair value	(123,069)	1,289,184
Note payable interest accretion	676,573	—
Investment in unconsolidated entity	—	(310,000)
Share-based compensation	388,419	448,839
(Increase) decrease in:
Restricted cash	47,401	114,020
Accounts receivable	(1,006,762)	(517,421)
Inventory	34,186	166,665
Other assets	(499,622)	(142,503)
Increase (decrease) in:
Accounts payable	955,477	(1,770,226)
Accrued expenses and other	113,541	(1,376,174)
Deferred revenue	—	6,806,268

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(4,466,462)	62,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(336,275)	(229,480)

NET CASH (USED) BY INVESTING ACTIVITIES	(336,275)	(229,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	38,100	126,000
Deferred income from revenue participation rights	—	5,962,500
Proceeds from issuance loan payable	2,000,000	—
Repayment of mortgage and loans payable	(130,948)	(37,314)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,907,152	6,051,186

NET INCREASE (DECREASE) INCREASE IN CASH	(2,895,585)	5,884,044

CASH AT BEGINNING OF PERIOD	7,971,794	235,762

CASH AT END OF PERIOD	$5,076,209	$6,119,806

SUPPLEMENTARY INFORMATION:
Interest paid	$279,220	$97,988
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$347,528	$229,564
Equipment purchased with financing	$27,200	$—
Series G Preferred Stock dividend declaration	$10,000	$240,000
Series G Preferred Stock accretion	$—	$423,399

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2012, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2012, we did not own securities with a maturity greater than three months.

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

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company generates income, the Company calculates basic earnings per share (“EPS”) using the two-class method pursuant to ASC 260 Earnings Per Share. The two-class method is required effective with the issuance of the Senior Convertible Note disclosed in Note I because the note qualifies as participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the Convertible Notes do not participate in losses.

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

At March 31, 2012 and 2011, weighted average common shares outstanding year-to-date were 73,165,136 and 67,148,056, respectively. For the periods ended March 31, 2012 and 2011, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2012	March 31, 2011
Average market price during the period	$3.18	$3.06

In the money potential common shares from options excluded	269,699	150,069
In the money potential common shares from warrants excluded	1,202,529	1,021,351

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
	March 31, 2012	March 31, 2011

Out of the money options and warrants excluded:
Stock options with an exercise price of $3.50 per share	245,000	875,000
Stock options with an exercise price of $3.51 per share	984,670	984,670
Stock options with an exercise price of $3.53 per share	211,900	211,900
Stock options with an exercise price of $4.00 per share	52,500	52,500
Stock options with an exercise price of $5.00 per share	400,000	650,000
Stock options with an exercise price of $7.00 per share	100,000	100,000
Warrants with an exercise price of $4.32 per share	1,302,083	—
Warrants with an exercise price of $5.25 per share	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	3,396,153	2,974,070

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011

Potential common shares from Convertible Preferred Stock excluded from EPS	346,400	3,566,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2012	March 31, 2011

Potential common shares from unvested restricted stock awards excluded from EPS	459,304	337,320

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net loss	$(5,481,799)	$(5,174,035)
Accretion of Series G Preferred Stock	—	(423,399)
Declared cumulative dividends on Series G Preferred Stock	(10,000)	(240,000)

Numerator, basic and diluted net income (loss) available to stockholders	$(5,491,799)	$(5,837,434)

	Three Months Ended
	March 31, 2012	March 31, 2011

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	73,165,136	67,148,056

Shares used in computation – diluted:
Weighted average common shares outstanding	73,165,136	67,148,056
Dilutive effect of potential common shares outstanding	—	—

Shares used in computing diluted net income per share	73,165,136	67,148,056

Net loss per share – basic	$(0.08)	$(0.09)
Net loss per share – diluted	$(0.08)	$(0.09)

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

Redeemable Preferred Stock

Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as a liability in instances where redemption is certain to occur pursuant to ASC 480 – Distinguishing Liabilities from Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method. See NOTE O for further disclosures about our redeemable preferred stock.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

NOTE C – RESTRICTED CASH

As required by the mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments are made. On each anniversary of the mortgage, we are to deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at March 31, 2012, was $417,178.

NOTE D – ACCOUNTS RECEIVABLE

The accounts receivable balances at March 31, 2012 and December 31, 2011 were $1,507,388 and $500,626, respectively, which are net of reserves for doubtful accounts of $4,820,593 and $6,390,593, respectively. Included in the $1,507,388 is $1,285,714 which represents 18 days of a 21 day marine services charter that was completed in April. We have subsequently received payment of $1,500,000 for this 21 day charter. As described in NOTE F, Neptune Minerals, Inc. (“NMI”) completed a 2011 share exchange with DOR shareholders which resulted in an executed assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt of DOR owed to us. In addition, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt for 2,500,000 shares of NMI Class B non-voting common stock. The $4,820,593 reserve at March 31, 2012 is for the remaining Neptune Minerals, Inc. (“NMI”) accounts receivable assumed from DOR. The $6,390,593 reserve at December 31, 2011 was comprised of the $1,570,000 “Shantaram” and $4,820,593 for the DOR receivable that was assumed by NMI in 2011 and discussed in NOTE F.

At December 31, 2011 we had $1,200,000 of unrecognized charter revenue to Chatham based on ASC 605. During this period ending March 31, 2012, Chatham raised sufficient funds and remitted the $1,200,000 to us thus completing the requirements of ASC 605. Therefore, we recorded the $1,200,000 as revenue in the three-month period ended March 31, 2012.

During the period ended March 31, 2012, we performed marine services for Chatham Rock Phosphate, Ltd. for $1,000,000 in relation to deep-ocean surveying. The agreement permits Chatham to pay for services in either cash or common shares of their company. ASC 605 states collectability is to be reasonably assured, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered and there is a fixed or determinable sales price must all be present in order to recognize revenue. Chatham is listed on the New Zealand Stock Exchange and they do not yet have sufficient liquidity to settle this outstanding debt with cash, however, they are currently attempting a capital raise. If they are successful, there may be sufficient funds to pay us for the services rendered. At March 31, 2012, we do not believe the customer’s liquidity and capital positions are sufficient enough to permit us to recognize this revenue at this time. If and when Chatham completes their financing and remits payment to us, which we expect they will, we will then recognize this revenue since all revenue accounting criteria will be satisfied.

At December 31, 2011, we had a reserve for the “Shantaram” receivable of $1,570,000 owed according to the terms of sale of research for the “Shantaram” project. During the three-month period ending March 31, 2012, management offset the amount due against its reserve. According to our agreement, we have the right to receive additional participation amounts, if any, up to approximately 11% from the first £100 million and approximately 7% thereafter from recovery distributions after recovery costs.

NOTE E – INVENTORY

Our inventory consisted of the following:

	March 31, 2012	December 31, 2011
Artifacts	$5,864,523	$5,879,137
Packaging	152,876	159,160
Merchandise	388,141	412,865
Merchandise reserve	(380,767)	(392,203)

Total inventory	$6,024,773	$6,058,959

Of these amounts, $5,481,210 and $5,501,808 are classified as non-current as of March 31, 2012 and December 31, 2011, respectively.

If ownership rights to the recovered artifacts from the “Black Swan” project are ever secured, we will capitalize into inventory all related costs to recover and conserve these artifacts. We have capitalized costs of approximately $2.6 million related to recovery and conservation and administration that have been reserved for at 100%. If ownership rights are ever secured, these deferred costs will be allocated to inventory and the reserve eliminated. We will re-evaluate these “Black Swan” amounts subsequent to a Supreme Court decision.

NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES

During the quarter ended December 31, 2009, we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. In April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a share exchange. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for our surrendered units in SMM. We also acquired an additional 1,200 shares of DOR valued at $2,000,000 that resulted in a 41.25% ownership of DOR. Ultimately we held a 40.8% ownership of DOR. Under the terms of the Share Subscription Agreement (subscription payable), we had the option to pay for this investment in cash, provide marine services to DOR over a three-year period commencing April 2010 or exercise our contractual right to offset against the $2,000,000 marine services accounts receivable owed to us. During 2011, we exercised our contractual right and offset these two amounts. The focus of DOR was on the exploration and monetization of gold- and copper-rich Seafloor Massive Sulfide (“SMS”) deposits.

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining on two separate charter agreements. The agreements provided for payments to us in cash and Class B shares of non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At March 31, 2012, we have a net share position in NMI of 6,216,600 shares, which represents an approximate 33% ownership before any further dilution of the NMI stock.

At March 31, 2012, there is $959,000 of outstanding DOR (NMI) losses allocable to us that we have not recognized in our income statement because these losses exceeded our investment. Based on the NMI and DOR transaction described above, we believe it is appropriate to allocate these losses to any incremental investment that may be recognized on our balance sheet in NMI. NMI has been unable to provide their financial statements for the two three-month periods ending March 31, 2012 and December 31, 2011 so we are unable to accurately quantify our share of their loss for the respective periods. With NMI being involved in the capital intensive deep-sea mining and exploration industry as well as not having revenue, their cumulative losses for each of the periods may be several million dollars.

NOTE G – INCOME TAXES

As of March 31, 2012, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $126 million. The NOL will expire in various years beginning in 2017 and ending through the year 2031. From 2017 through 2021, approximately $4 million of the NOL will expire, from 2022 through 2026, approximately $42 million of the NOL will expire and from 2027 through 2031, approximately $80 million of the NOL will expire.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and capital loss carryforwards	$45,318,788
Capital loss carryforward	387,247
Accrued expenses	63,007
Reserve for accounts receivable	2,452,059
Reserve for inventory	134,028
Start-up costs	107,727
Excess of book over tax depreciation	1,123,010
Stock option and restricted stock award expense	1,273,367
Investment in unconsolidated entity	3,126,804
Less: valuation allowance	(53,824,658)

$161,379

Deferred tax liability:
Property and equipment basis	$69,681
Prepaid expenses	91,698

$161,379

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at March 31, 2012. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks and thus a valuation allowance has been recorded as of March 31, 2012.

The change in the valuation allowance is as follows:

March 31, 2012	$53,824,658
December 31, 2011	52,515,797

Change in valuation allowance	$1,308,861

Income taxes for the three-month periods ended March 31, 2012 and 2011 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	March 31, 2012	March 31, 2011

Expected (benefit)	$(1,869,034)	$(1,759,172)
State income taxes net of federal benefits	(74,736)	(53,471)
Nondeductible expense	4,094	3,277
Stock options and restricted stock awards	240,763	188,855
Derivatives	188,191	438,323
Change in valuation allowance	1,308,861	1,002,352
Effects of:
Change in apportionment estimate	35,026	180,373
Change in net operating loss estimate	860,527	—
Change in capital loss carryover estimate	(682,459)	—
Other, net	(11,233)	(537)

	$—	$—

During the three-month periods ended March 31, 2012 and 2011 the Company recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amounts of $249,256 and ($197,802), respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase to the deferred tax asset and increase in additional paid in capital.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2008.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 16, 2012 Spain filed a motion with the district court for an award of attorney’s fees and costs related to the “Black Swan” case. We believe there is no legal basis for such an award in this case and that an unfavorable outcome is not likely.

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. Management is currently not aware of any claims or suits that will have a material adverse impact on its financial position or its results of operations.

Trends and Uncertainties

Our 2012 business plan contains assumptions which include that several of our planned projects are funded through project debt-type financings, syndications or other partnership opportunities. The business plan expenses include a 90-day charter agreement which we executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects. We have recently renewed our term loan with Fifth Third Bank which increased our existing term loan from $3 million to $5 million through July 2013. We have amended our senior convertible note and provided notice to receive an additional $8 million in May 2012. We are also permitted under the terms of our senior convertible note agreement to raise additional project indebtedness up to $15 million. While we continue to have favorable discussions regarding these project finance opportunities, one or more of these projected project financings or partnership opportunities may not be realized which may require the need for additional cash or credit. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2012 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales, syndicated projects and existing debt financing arrangements. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, realizing capital gains from our investments in other business opportunities or to generate income from mineral exploration activities, charters or other projects. However, it is likely that we could monetize a significant amount of cash from our planned shipwreck projects in 2012 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in the future.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Term loan	$5,000,000	$3,000,000
Face value $10,000,000, 8% Convertible Senior Note Payable	5,992,901	5,316,328
Mortgage payable	2,095,444	2,176,727

	$13,088,345	$10,493,055

Term loan

On May 4, 2011, we amended our revolving credit facility with Fifth Third Bank (the “Bank”) to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million was due and paid prior to August 1, 2011, and the remainder is due by maturity. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was paid at closing. Restricted cash amounts are not required to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement (mortgage payable) for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we were required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments were at $100,000 per month until the loan balance met the 80% LTV. Based on this condition, we commenced the repayment of $643,750 in July 2011 and satisfied this specific term in January 2012.

On March 30, 2012, the above term loan maturing on April 23, 2012 was amended and increased to $5 million with an expiration date of July 11, 2013. The facility bears floating interest at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit.

The latest amended term loan is secured by approximately 27,000 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants included: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval.

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As a condition to entering the term loan noted above, we were required to amend this loan whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments will be at $100,000 per month until the loan balance meets the 80% LTV. Based on this condition, we commenced the repayment of $643,750 in July 2011 and satisfied this specific term in January 2012.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. The seller originally carried a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. As of March 31, 2012, $25,000 is outstanding. The interest is at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa. This obligation has a maturity date of May 14, 2012, and is also secured by the related mortgaged real property.

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

We have accounted for the Initial Note and Warrant issued for cash as a financing transaction, wherein the net proceeds that we received were allocated to the financial instruments issued. Prior to making the above accounting allocation, we evaluated the Initial Note and the Warrant for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”).

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

The Warrant has a term of five and one-half years and an exercise price of $4.32. The contractual exercise price is subject to adjustment for both traditional recapitalization events as is also subject to reset on the sixth month anniversary of issuance. Although the warrant did not fall within the scope of ASC 480, the warrant required derivative liability accounting because the conversion price reset protection terms are not consistent with the definition for financial instruments indexed to a company’s own stock.

Based on the previous conclusions, we allocated the cash proceeds first to the derivative components at their fair values (see NOTE M) with the residual allocated to the host debt contract, as follows:

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the three months ended March 31, 2012 amounted to $709,364. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See Note M for information about our derivatives.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2012 and 2011 was $388,419 and $448,839, respectively.

The weighted average estimated fair value of stock options granted during the three-month periods ended March 31, 2012 and 2011 was $1.43 and $1.43, respectively. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	March 31, 2012	March 31, 2011
Risk-free interest rate	.41 - .67%	1.51% - 1.89%
Expected volatility of common stock	69.83 - 71.63%	69.1% - 69.5%
Dividend yield	0%	0%
Expected life of options	3.0 - 4.1 years	3.0 - 4.1 years

NOTE K – DEFERRED REVENUE

From time to time, we enter into marine search services contracts associated with shipwreck and deep-sea mining projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. The marine services obligation was $3,545,140 at each period ended for March 31, 2012 and December 31, 2011 and will be recognized as revenue over the period of time the contractual marine services are provided.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At March 31, 2012, our uninsured cash balance was approximately $1,700,000.

Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,300 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,200 per month until maturity in July 2013. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of March 31, 2012 and December 31, 2011 and the amounts that were reflected in our income related to our derivatives for the three months ended March 31, 2012 and 2011:

	March 31, 2012	December 31, 2011
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$2,009,525	$2,521,422
Series G Convertible Preferred Stock	197,638	158,711

	2,207,163	2,680,133

Warrant derivatives
Senior Convertible Notes	2,139,627	1,898,785
Series G Convertible Preferred Stock	2,863,434	2,754,375

Warrant derivatives	5,003,061	4,653,160

Total derivative liabilities	$7,210,224	$7,333,293

	March 31, 2012	December 31, 2011
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	2,673,797	2,673,797
Series G Convertible Preferred Stock	140,000	140,000

	2,813,797	2,813,797

Warrant derivatives
Senior Convertible Notes	1,302,083	1,302,083
Series G Convertible Preferred Stock	2,325,000	2,325,000

	3,627,083	3,627,083

Total common shares linked to derivative liabilities	6,440,880	6,440,880

	Three months ended March 31,
	2012	2011
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$511,897	$—
Series G Convertible Preferred Stock	(38,927)	(921,984)
Warrant derivatives	(349,901)	(367,200)

Total derivative income (expense)	$123,069	$(1,289,184)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Note and classified in liabilities:

	March 31, 2012	December 31, 2011
Quoted market price on valuation date	$3.11	$2.74
Contractual conversion rate	$3.74	$3.74
Range of effective contractual conversion rates	$3.22 - $3.39	$2.74 - $2.89
Contractual term to maturity	2.08 Years	2.33 Years
Implied expected term to maturity	1.64 Years	2.06 Years
Market volatility:
Range of volatilities	59.6% - 101.9%	55.6% - 101.8%
Range of equivalent volatilities	40.7% - 66.7%	78.9% - 84.3%
Contractual interest rate	8.0%	8.0%
Range of equivalent market risk adjusted interest rates	8.0% - 8.1%	8.0% - 8.1%
Range of equivalent credit risk adjusted yields	1.41% - 1.57%	3.1% - 3.5%
Risk-free rates	0.05% - 0.33%	0.01% - 0.25%

The effective contractual conversion rates give effect to the impending conversion price reset on May 10, 2012 and were derived using a Random-Walk Brownian Motion Stochastic Process. In this process, the expected mean selling price of the Company’s common stock on the reset date was estimated at a range of $2.92 – $3.08 as of March 31, 2012 and $2.49 - $2.63 as of December 31, 2011. The mean prices derived from the stochastic process were multiplied by 110% which is a contractual provision for computing the reset price on May 10, 2012.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Series G Convertible Preferred Stock and classified in liabilities:

	March 31,		December 31, 2011
	2012	2011
Quoted market price on valuation date	$3.11	$3.08	$2.74
Contractual conversion rate	$1.78	$1.78	$1.78
Implied expected term	0.25 Years	0.71 Years	0.46 Years
Market volatility:
Range of volatilities	34.6% - 77.7%	59.9% - 73.8%	49.5% - 101.8%
Equivalent volatility	41.9%	67.9%	74.1%
Market risk adjusted interest rate:
Range of rates (including premiums)	15.0% - 35.0%	11.0% - 32.9%	13.0% - 32.0%
Equivalent market risk adjusted interest rate	14.4%	15.2%	15.3%
Credit risk adjusted yield rate:
Range of rates	1.4% - 1.7%	2.4% - 3.8%	3.1% - 3.7%
Equivalent credit-risk adjusted yield rate	3.6%	2.5%	3.1%
Risk free rates using zero coupon US Treasury Security rates:
Range of rates	0.19% - 0.51%	0.3% - 1.3%	0.12% - 0.25%

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended March 31, 2012 and 2011.

	Three Months ended March 31,
	2012	2011
Balances at January 1	$2,680,133	$4,075,344
Issuances:
Changes in fair value inputs and assumptions reflected in income	(472,970)	921,984

Balances at March 31	$2,207,163	$4,997,328

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and utilized in the Binomial Lattice process are as follows for both the issuance dates of the warrants and March 31, 2012, March 31, 2011 and December 31, 2011:

	March 31,		December 31, 2011
	2012	2011
Linked common shares	1,800,000	1,800,000	1,800,000
Quoted market price on valuation date	$3.11	$3.08	$2.74
Contractual exercise rate	$2.50	$2.50	$2.50
Term (years)	1.53	2.53	1.78
Range of market volatilities	40.8% - 77.7%	59.1% - 73.8%	56.8% - 101.6%
Risk free rates using zero coupon US Treasury Security rates	0.05% - 0.26%	0.09% - 1.29%	0.02% - 0.25%

	0000000000	0000000000
	March 31, 2012	December 31 2011
Linked common shares	525,000	525,000
Quoted market price on valuation date	$3.11	$2.74
Contractual exercise rate	$2.75	$2.75
Term (years)	2.04	2.28
Range of market volatilities	42.7% - 78.3%	56.9% - 94.0%
Risk free rates using zero coupon US Treasury Security rates	0.09% - 0.33%	0.02% - 0.25%

	0000000000	0000000000
	March 31, 2012	December 31, 2011
Linked common shares	1,302,083	1,302,083
Quoted market price on valuation date	$3.11	$2.74
Contractual exercise rate	$4.32	$4.32
Term (years)	5.11	5.35
Range of volatilities	49.0% - 77.4%	67.2% - 87.5%
Risk free rates using zero coupon US Treasury Security rates	0.07% - 1.04%	0.02% - 0.83%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	90.0%	60.0%

Of the 1,302,083 common shares accessible from the warrant issued on November 8, 2011, 434,027 of those common shares are accessible only based upon the Company’s election to require the lender to provide the additional financing. The lattice custom variable is the probability that management will elect to receive this funding. Based upon all current facts and circumstances, that probability is 90% as of March 31, 2012, which is an increase from our previous estimate of 60% as of December 31, 2011.

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
Balances at January 1	$4,653,160	$2,287,800
Changes in fair value inputs and assumptions reflected in income	349,901	367,200

Balances at March 31	$5,003,061	$2,655,000

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE N – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC	7,512,500	7,512,500

Total participating revenue rights	$8,400,000	$8,400,000

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

NOTE O – REDEEMABLE SERIES G PREFERRED STOCK

During October 2010, we designated and issued 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”) as further discussed below. In April 2011 and October 2011, we redeemed 3 and 20 shares, respectively, from certain holders of the Series G Preferred for cash of $757,500 and $5,065,556, respectively, under the terms and conditions of the Series G Preferred Certificate of Designation. At the time of redemption, the carrying value of these shares of Series G Preferred amounted to $558,926 and $5,000,000, respectively. We have recorded the difference between the redemption values paid and the carrying values amounting to $198,574 and $65,556, respectively, as a deemed dividend in paid-in capital. See NOTE K for our accounting for the associated compound embedded derivative that had been bifurcated and classified in liabilities. As of March 31, 2012 and December 31, 2011, 1 share of Series G Convertible Preferred Stock remains outstanding.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. Accretion during the year ended December 31, 2011 amounted to $1,789,403 and there has been no further accretion during the three months ended March 31, 2012

Dividends on the Series G Preferred are recorded when they are declared. Cumulative dividends from the inception date of the transactions to March 31, 2012 amounted to $525,556 of which none are arrears on March 31, 2012.

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

NOTE P – SUBSEQUENT EVENTS

On April 25, 2012, we delivered an additional closing notice under the securities purchase agreement that was executed in November 2011 when we issued and sold the investor a senior convertible note in the original principal amount of $10.0 million and 1,302,083 warrants. In connection with the delivery of the additional closing notice, the original agreement was amended to increase the additional second tranche of the note to $8 million. The additional note will bear interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The additional note will amortize in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The additional note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the additional note. The initial conversion price of the additional note is $3.74 subject to adjustment as provided in the terms of the initial note. The number of shares of Odyssey’s common stock issuable upon exercise of the warrant increased to 1,562,500. At the time of filing of this report, we have not completed the calculation of the incremental fair value impact on our financial statements due this additional funding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Operational Update

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2011. Only projects with material status updates since that report was filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our owned vessel, the Odyssey Explorer, or chartered vessels to conduct operations based on availability.

HMS Victory Project

In 2008, Odyssey discovered HMS Victory (lost 1744) and is, as recognized by the owner and under maritime law, salvor-in-possession of the wreck. After a period of joint consultation between the UK Ministry of Defense and the UK Department for Culture, Media and Sport, and a public consultation period, the title to the HMS Victory was transferred to the Maritime Heritage Foundation in January 2012. The Foundation is a charity established to locate shipwrecks, investigate, recover and preserve artifacts to the highest archaeological standards and to promote knowledge and understanding of Britain’s maritime heritage, has now assumed responsibility for the future management of the wreck site. The Foundation has contracted with Odyssey to provide a full range of archaeological, recovery, conservation and other services.

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

A Private Curatorship Program will be established for cultural artifacts from the site considered by the Foundation to be suitable for de-accession to prevent their irretrievable dispersal and to allow ongoing scientific study.

Odyssey recently submitted a detailed report to the Maritime Heritage Foundation with the preliminary results of the extensive non-intrusive preliminary survey of the Victory site conducted earlier this year. The survey utilized several new advanced technologies which have provided a detailed three dimensional inspection of both the surface and sub-sedimentary portions of the site. We now have a detailed map which shows a total of at least 75 bronze cannon on the site, as well as differentiated deposits of both ferrous and non-ferrous metals. This data will be used to guide the preliminary excavation of the site, which is expected to begin in the second quarter of 2012. We also supplied a report to the Foundation that details monitoring of the site conducted by Odyssey and Wreck Watch International between 2008 and early 2012. The report includes evidence, including photographs, of additional damage to the site since 2008.

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport. The contract was awarded after a competitive bid process.

The SS Gairsoppa was a 412-foot steel-hulled British cargo ship that was torpedoed by a German U-boat in February 1941 while enlisted in the service of the UKG Ministry of War Transport. Contemporary research and official documents indicate that the ship was carrying £600,000 (1941 value) or up to 7 million total ounces of silver, including over 3 million ounces of private silver bullion insured by the UKG. The British Ministry of War Transport paid a War Risk Insurance Claim for £325,514 (in 1941 value) for 2,817 bars of silver that was reported to be on board the Gairsoppa when she sank. The UKG only paid this insurance on privately owned cargo. Any cargo belonging to the UKG owned cargo would not have been insured through the War Risk Insurance Office.

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

We subsequently began acquiring and assembling the vessel, equipment, tools and team for the salvage. We expect to begin operations aboard the MV Seabed Worker, which will serve as our platform for salvage recovery operations, around June 1, 2012.

In March and April, 2012 we conducted extensive reconnaissance dives to the site of the Gairsoppa shipwreck utilizing the RV Odyssey Explorer and an inspection-class ROV capable of diving to 6000 meters. The goal for this expedition was to prepare the recovery team with data to plan efficient and effective recovery operations. Hundreds of hours of high-definition dive video and thousands of still photographs were acquired during these dives and a photomosaic was produced. In addition to information about the cargo composition, location and accessibility, extensive information about the shipwreck’s condition and structure was acquired which allows us to more efficiently plan for a successful recovery of the target cargo.

“Mantola” Project

Odyssey was also awarded the exclusive salvage contract for the cargo of the SS Mantola by the UKG Department for Transport. On October 10, 2011, we announced the discovery of the SS Mantola, which sank on February 9, 1917, after being torpedoed by German submarine U-81. Odyssey discovered the shipwreck approximately 2,500 meters beneath the surface of the northern Atlantic Ocean, approximately 100 miles from the SS Gairsoppa shipwreck.

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

We are planning to conduct the recovery expedition in conjunction with the SS Gairsoppa recovery aboard the Seabed Worker.

In March and April 2012, we also conducted reconnaissance dives to the SS Mantola shipwreck to plan for recovery operations. During these dives, the Special Cargo room was located. Although the inspection ROV being utilized could not fully access all areas of the Special Cargo room, the inspection, images and video acquired has allowed the marine operations team to determine an efficient plan for recovery of the target cargo.

Robert Fraser Projects

In September 2010, we executed agreements to provide supplementary project research and shipwreck search and survey services for a project code-named “Enigma II” with clients of Robert Frasier & Partners LLP. As part of the agreements for the “Enigma II” project, Odyssey furnished research related to the anticipated location of the “Enigma II” and agreed to provide the research vessel, equipment and crew to search a specified area and inspect targets in that area. Survey operations were completed in 2010. In January 2011, we executed agreements to provide additional marine archaeological excavation and related services on the “Enigma II” project to certain client companies of RFP. The work will be conducted on the shipwreck site that Odyssey discovered and inspected in order to verify the contents of the target shipwreck. The contract provides for cash payments totaling approximately U.S. $2.3 million to Odyssey (of which $2 million was received in 2011), plus additional payments based upon revenue derived from the project. After the repayment of all recovery costs, Odyssey will receive at least 50% of net revenue until an additional £1.9 million (approximately U.S. $3.0 million) has been received and then will receive a minimum of 50% of further net revenue in accordance with the search contracts.

Work on this project is planned to be conducted in 2012 subject to the finalization and confirmation of rights to the cargo and conditions in the operational area.

Subsea Mineral Mining Exploration Projects

At March 31, 2012, we owned 6,216,500 shares (approximately 33%) of Neptune Minerals, a company focused on discovering and commercializing high-value mineral deposits. To-date Neptune has been successful in attracting the investment capital required to fund mineral exploration expeditions and to facilitate its path to commercially viable ore extraction. Neptune’s most recent capital raise was for $12 per share of Class B common stock.

We recently completed the second phase charter of the Dorado Discovery vessel to Chatham Rock Phosphate, Ltd. for $1.8 million in cash and anticipate another $1.7 million in Chatham common stock. We also recently received $1.2 million in cash for work performed in December 2011 and expect to receive another $1 million for services in January 2012. The charter consisted of deep-ocean surveying which included geophysical, environmental and geotechnical data acquisition and sea-floor sampling including box cores, vibrocores and grab samples.

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

In an order issued January 31, 2012, the Eleventh Circuit Court of Appeals denied the company’s motion for a stay of mandate, which would have delayed execution of the order for release of the property to Spain. Odyssey then filed an Emergency Motion for Stay with the U.S. Supreme Court to stay the release until the high Court could consider the Company’s Petition for Writ of Certiorari in the case. Justice Clarence Thomas denied our request to stay the mandate, and subsequently, the Eleventh Circuit issued a mandate to the district court. On February 17, 2012 the district court held a hearing and entered its order to Odyssey to provide an inventory of artifacts and to release to Spain the artifacts within its jurisdiction to Spain by February 24, 2012. Odyssey complied with the Court order and the coins were taken by Spain to a local U.S. Air Force base for transport to Spain on February 23, 2012. Odyssey has also released its possessory interest in the Black Swan property in Gibraltar pursuant to the district court’s order. On April 16, 2012 Spain filed a motion with the district court for an award of attorney’s fees and costs. We are preparing our response indicating there is no legal basis for such an award in this case.

Odyssey filed its Petition to the U.S. Supreme Court on February 27, 2012, Descendant Claimants also filed a Petition, and Spain filed its Response on April 17, 2012. An Amici Curiae Brief was filed in support of Odyssey by industry professionals.

All of Odyssey’s significant filings to-date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

Unidentified Shipwreck (Bray Case)

On March 31, 2011, the Eleventh Circuit Court of Appeals reversed the dismissal of the case ruling that an alleged oral agreement for purchase of research materials was a maritime contract. Upon remand to the district court, Plaintiff Bray filed an Amended Complaint seeking to rescind the written and fully performed contract, and adding yet more terms allegedly agreed upon over ten years ago prior to the written contract. Odyssey filed a Motion to Dismiss the Amended Complaint. On February 3, 2012, the district court entered an Order to Show Cause requesting Bray to explain why with no case or controversy, the Motion to Dismiss should not be granted. Bray’s response was filed on March 20, 2012. We await a ruling from the district court. We will continue to vigorously defend against what we consider to be a frivolous claim.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2011, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2012, compared to three-months ended March 31, 2011

Increase/(Decrease)			2012 vs. 2011
(Dollars in millions)	2012	2011	$	%
Artifact sales and other	$.1	$.3	$(.3)	(84)%
Exhibit	—	—	(—)	(42)
Expedition charter	2.8	1.7	1.1	66

Total revenue	$2.9	$2.1	$.8	38%

Cost of sales	$—	$.2	$(.1)	(80)%
Marketing, general and administrative	2.4	2.2	.2	9
Operations and research	5.1	3.5	1.6	46

Total operating expenses	$7.5	$5.9	$1.7	28%

Other income (expense)	$(.8)	$(1.4)	$.6	40%

The explanations that follow are for the three-months ended March 31, 2012, compared to the three-months ended March 31, 2011.

Revenue

The increase in total revenue of $.8 million was primarily related to an increase in expedition charter revenue of $1.1 million offset by a decrease in artifact sales and of $.3 million. The expedition charter revenue of $2.8 million in 2012 was associated with a subsea mineral mining charter with Chatham Rock Phosphates off the coast of New Zealand. The expedition charter revenue in 2011 related to a subsea mineral mining charter with Neptune Minerals for $1.2 million and a $.5 million miscellaneous charter for the Odyssey Explorer. The decrease in artifact sales of $.3 million was due to over 500 fewer coins sold in the first quarter 2012 versus 2011.

Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure was on display for two months in the first quarter 2011 (Maryland Science Center, Baltimore and G. Wiz in Sarasota, Florida). In January 2012, the exhibit was relocated from the Witte Museum in San Antonio, Texas and opened in February at the Mid America Science Museum in Hot Springs, Arkansas and will run through August 2012.

Operating Expenses

Cost of sales decreased by $.1 million in 2012 versus 2011 due approximately 500 fewer silver coins sold in the first quarter 2012 versus 2011.

Marketing, general and administrative expenses were $2.4 million in 2012 as compared to $2.2 million in 2011. The increase of $.2 million primarily represented an increase in loan origination fees related to our term loan and legal expenses primarily due to the “Black Swan” project.

Operations and research expenses were $5.1 million in 2012 as compared to $3.5 million in 2011. Marine operations and vessel expenses were unfavorable by $1.6 million between the two periods. The Dorado Discovery was unfavorable $1.4 million in the first quarter 2012 versus 2011 primarily related to operating day utilization and off hire periods in 2011 due to vessel maintenance issues. The Odyssey Explorer was unfavorable $.6 million in 2012 versus 2011 primarily related to the additional rental costs for equipment for the Gairsoppa survey project which was offset by favorable Ocean Alert expenses of $.4 million due to the sale in 2011.

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining which has since been written down to zero. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The favorable other expense variance of $.6 million in the first quarter of 2012 was primarily related to a favorable change in the fair value of the derivative ($1.4 million, see Note M) and offset by unfavorable interest expense variance of ($.9 million) primarily related to the interest accretion on the convertible note payable ($.6 million).

Liquidity and Capital Resources

	Three-Months Ended
(Dollars in thousands)	March 2012	March 2011
Summary of Cash Flows:
Net cash used by operating activities	$(4,446)	$62
Net cash used by investing activities	(336)	(229)
Net cash provided by financing activities	1,907	6,051

Net increase in cash and cash equivalents	$(2,896)	$5,884

Beginning cash and cash equivalents	7,972	236

Ending cash and cash equivalents	$5,076	$6,120

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2012 was $4.4 million. This amount primarily reflected an operating loss of $5.5 million offset in part by non-cash items of $1.4 million including depreciation and amortization ($.4 million), share-based compensation ($.4 million), note interest accretion and loan fee amortization ($.7 million) offset by a favorable change in the fair value of derivative liabilities ($.1 million decrease to Net Loss, see NOTE M). Other working capital changes (including non-current assets) also provided a decrease in cash of $.4 million. These changes included an increase of accounts receivable and other assets of $1.5 million (primarily relating to the $1.3 million Chatham charter which was subsequently received) offset by an increase in accounts payable and accrued expenses of $1.1 million.

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

Cash flows used in investing activities for the first three months of 2012 and 2011 was $.3 million and $.2 million, respectively, which represented the purchase of marine property and equipment in both periods.

Cash flows provided by financing activities for the first three months of 2012 was $1.9 million which primarily represented $2.0 million proceeds from the additional term loan from Fifth Third Bank in March 2012 offset by repayment of mortgage and loans payable. Cash flows provided by financing activities for the first three months of 2011 were $6.1 million which primarily represented proceeds from and an increase in deferred income from revenue participation rights ($6.0 million, see NOTE N). This increase represented the proceeds from the Galt project which will be amortized into revenue if, or when, the designated project is recovered and monetized. Other sources include the issuance and sale of common stock offset by mortgage and loans payable.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2012, we had cash and cash equivalents of $5.1 million, a decrease of $2.9 million from the December 31, 2011 balance of $8.0 million.

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

In April 2012, we delivered an additional closing notice under the securities purchase agreement that was executed in November 2011 when we issued and sold the investor a senior convertible note in the original principal amount of $10.0 million and warrants in amounts as stated above. In connection with the delivery of the additional closing notice, the original agreement was amended to increase the additional second tranche of the note to $8 million. The additional note will bear interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The additional note will amortize in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The additional note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the additional note. The initial conversion price of the additional note is $3.74 subject to adjustment as provided in the terms of the initial note. The number of shares of Odyssey’s common stock issuable upon exercise of the warrant increased to 1,562,500.

During December 2011, we chartered the Dorado Discovery vessel to Chatham Rock Phosphate, Ltd. for $1.2 million in relation to deep-ocean surveying. The charter permits Chatham to pay for services in either cash or common shares of their company. At December 31, 2011, Chatham was planning on a financing to pay for the charter. We did not record the revenue from this charter because of their liquidity and capital positions at that time. Chatham completed a portion of their financing in the first quarter of 2012 and remitted the $1.2 million payment. In addition Chatham remitted $1.8 million for charter services in the first quarter 2012 for charter services in March 2012. An amount due of an additional $1 million is due in May for services rendered in January 2012. While we are still anticipating receiving cash for these services, Chatham had the option to pay in stock and as of March 31, 2012 we did not record the revenue in the first quarter until the transaction is culminated. We are anticipating receiving Chatham common stock valued at approximately $1.7 million for the remaining days of the charter performed in the second quarter 2012.

Bank Term Loan

On May 4, 2011, we amended our revolving credit facility to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million was due and paid by August 1, 2011 with the remainder due upon maturity. The facility bears a floating interest rate at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments were needed to be kept on deposit. As a condition to the loan renewal, we were required to amend the mortgage loan whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments will be at $100,000 per month until the loan balance meets the 80% LTV. Based on this condition, we commenced the repayment of $.6 million starting in July 2011. The amended term loan is secured by numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants.

On March 30, 2012, we amended our $3 million term loan maturing on April 23, 2012. The term loan was increased to $5 million with an expiration date of July 11, 2013. The facility bears floating interest at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment renewal fee of $25,000 was payable at closing. No restricted cash payments will need to be kept on deposit. The term loan is still secured by approximately 27,000 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral will be held by a custodian for the security of the Bank. The borrowing base will be equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants.

Trends and Uncertainties

Our 2012 business plan contains assumptions which include that several of our planned projects are funded through project debt-type financings, syndications or other partnership opportunities. The business plan expenses include a 90-day charter agreement which we executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects. We have recently renewed our term loan with Fifth Third Bank which increased our existing term loan from $3 million to $5 million through July 2013. We have amended our senior convertible note and provided notice to receive an additional $8 million in May 2012. We are also permitted under the terms of our senior convertible note agreement to raise additional project indebtedness up to $15 million. While we continue to have favorable discussions regarding these project finance opportunities, one or more of these projected project financings or partnership opportunities may not be realized which may require the need for additional cash or credit. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2012 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales, syndicated projects and existing debt financing arrangements. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, realizing capital gains from our investments in other business opportunities or to generate income from mineral exploration activities, charters or other projects. However, it is likely that we could monetize a significant amount of cash from our planned shipwreck projects in 2012 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in the future.

New Accounting Pronouncements

As of March 31, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,300 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,200 per month until maturity in July 2013. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2011, with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s securities.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 4, 2012	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer