Form 10-Q
period 2012-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2012-08-01
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 18, 2012 was 73,910,398.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,535,720	$7,971,794
Restricted cash	197,428	212,788
Accounts receivable, net	248,920	500,626
Inventory	543,251	557,151
Other current assets	4,249,735	779,478

Total current assets	8,775,054	10,021,837

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,455,203	15,450,467
Building and land	4,703,359	4,703,359
Accumulated depreciation	(14,267,505)	(13,620,956)

Total property and equipment	6,891,057	6,532,870

NON-CURRENT ASSETS
Inventory	5,422,822	5,501,808
Restricted cash	172,596	251,791
Investment in unconsolidated entity	—	—
Other non-current assets	1,108,454	1,106,097

Total other assets	6,703,872	6,859,696

Total assets	$22,369,983	$23,414,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,466,640	$1,105,902
Accrued expenses and other	1,732,861	2,061,974
Deferred revenue	3,545,140	3,545,140
Derivative liabilities	12,077,965	7,333,293
Mortgage and loans payable	12,864,559	4,802,930

Total current liabilities	35,687,165	18,849,239

LONG-TERM LIABILITIES
Mortgage and loans payable	7,579,686	5,690,125
Deferred income from revenue participation rights	8,400,000	8,400,000

Total long-term liabilities	15,979,686	14,090,125

Total liabilities	51,666,851	32,939,364

Commitments and contingencies (Note H)

Redeemable Series G Convertible Preferred stock	250,000	250,000

STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 9,361,199 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 448,800 shares authorized, respectively; 206,400 issued and outstanding, respectively	21	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 73,237,659 and 73,095,384 issued and outstanding, respectively	7,322	7,309
Additional paid-in capital	138,546,690	137,236,462
Accumulated deficit	(168,100,901)	(147,018,753)

Total stockholders’ deficit	(29,546,868)	(9,774,961)

Total liabilities and stockholders’ deficit	$22,369,983	$23,414,403

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUE
Artifact sales and other	$133,259	$105,024	$187,407	$453,914
Exhibit	75,000	28,409	100,000	71,402
Expedition	1,218,372	6,611,136	4,038,977	8,313,355

Total revenue	1,426,631	6,744,569	4,326,384	8,838,671

OPERATING EXPENSES
Cost of sales – artifacts and other	89,892	52,561	124,081	226,137
Marketing, general and administrative	2,483,000	2,434,090	4,839,918	4,604,169
Operations and research	9,554,692	5,186,884	14,706,398	8,719,594

Total operating expenses	12,127,584	7,673,535	19,670,397	13,549,900

INCOME (LOSS) FROM OPERATIONS	(10,700,953)	(928,966)	(15,344,013)	(4,711,229)

OTHER INCOME (EXPENSE)
Interest income	698	149	23,138	535
Interest expense	(1,679,871)	(105,710)	(2,665,200)	(203,611)
Change in derivative liabilities fair value	(3,212,901)	704,562	(3,089,832)	(584,622)
(Loss) from unconsolidated entity	—	(1,595,000)	—	(1,595,000)
Other	2,677	(5,588)	3,759	(10,661)

Total other income (expense)	(4,889,397)	(1,001,587)	(5,728,135)	(2,393,359)

LOSS BEFORE INCOME TAXES	(15,590,350)	(1,930,553)	(21,072,148)	(7,104,588)
Income tax benefit (provision)	—	—	—	—

NET LOSS	$(15,590,350)	$(1,930,553)	$(21,072,148)	$(7,104,588)

NET LOSS PER SHARE
Basic and diluted (See NOTE B)	$(.21)	$(.07)	$(.29)	$(.15)

Weighted average number of common shares outstanding
Basic and diluted	73,234,692	67,873,487	73,199,914	67,512,776

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,072,148)	$(7,104,588)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	798,179	1,017,142
Loan fee amortization	212,006	—
Change in derivatives liabilities fair value	3,089,832	584,622
Note payable interest accretion	1,755,343	—
Loss in unconsolidated entity	—	1,595,000
Investment in unconsolidated entity	—	(1,595,000)
Share-based compensation	918,088	898,314
(Increase) decrease in:
Restricted cash	94,555	449,678
Accounts receivable	251,706	(655,086)
Inventory	92,886	224,166
Other assets	(3,285,464)	(257,137)
Increase (decrease) in:
Accounts payable	4,350,738	(1,180,656)
Accrued expenses and other	(332,603)	(1,304,594)
Deferred revenue	—	3,127,010

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(13,126,882)	(4,201,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(597,024)	(401,337)

NET CASH (USED) BY INVESTING ACTIVITIES	(597,024)	(401,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	44,625	15,680,077
Deferred income from revenue participation rights	—	7,312,500
Dividends	(10,000)	(240,000)
Redemption of Series G Preferred	—	(757,500)
Broker commissions and fees on capital raises	(400,000)	—
Proceeds from issuance loan payable	9,994,483	—
Repayment of mortgage and loans payable	(341,276)	(99,488)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,287,832	21,895,589

NET INCREASE (DECREASE) INCREASE IN CASH	(4,436,074)	17,293,123

CASH AT BEGINNING OF PERIOD	7,971,794	235,762

CASH AT END OF PERIOD	$3,535,720	$17,528,885

SUPPLEMENTARY INFORMATION:
Interest paid	$701,106	$204,174
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$347,528	$229,564
Equipment purchased with financing	$588,499	$—
Acquired non-controlling interest of Dorado Resources, Ltd. with the assumption of a subscription payable of an equal amount (See NOTE F)	$—	$—
Offset account receivable with subscription payable (See NOTE F)	$—	$1,998,800
Series G Preferred Stock dividend declaration	$10,000	$—
Series G Preferred Stock accretion	$—	$2,217,409

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2012, and the results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2012, we did not own securities with a maturity greater than three months.

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

At June 30, 2012 and 2011, weighted average common shares outstanding year-to-date were 73,199,914 and 67,512,776, respectively. For the periods ended June 30, 2012 and 2011, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Average market price during the period	$3.05	$3.51	$3.11	$3.29

In the money potential common shares from options excluded	213,311	249,392	239,119	202,867
In the money potential common shares from warrants excluded	1,045,869	1,553,474	1,119,803	1,330,160

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Out of the money options and warrants excluded:
Stock options with an exercise price of $3.30 per share	100,000	—	100,000	—
Stock options with an exercise price of $3.50 per share	245,000	—	245,000	875,000
Stock options with an exercise price of $3.51 per share	984,670	984,670	984,670	984,670
Stock options with an exercise price of $3.53 per share	211,900	211,900	211,900	211,900
Stock options with an exercise price of $4.00 per share	52,500	52,500	52,500	52,500
Stock options with an exercise price of $5.00 per share	300,000	650,000	300,000	650,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $3.60 per share	1,562,500	—	1,562,500	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	3,656,570	2,099,070	3,656,570	2,974,070

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Potential common shares from Convertible Preferred Stock excluded from EPS	346,400	3,146,400	346,400	3,146,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Potential common shares from unvested restricted stock awards excluded from EPS	467,164	495,548	463,234	416,871

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net loss	$(15,590,350)	$(1,930,553)	$(21,072,148)	$(7,104,588)
Accretion of Series G Preferred Stock	—	(1,564,578)	—	(1,987,977)
Fair market value of warrants issued to Series G Preferred Stock stockholders	—	(906,150)	—	(906,150)
Cumulative dividends on Series G Preferred Stock	(5,000)	(105,000)	(15,000)	(238,479)

Numerator, basic and diluted net income (loss) available to stockholders	$(15,595,350)	$(4,506,281)	$(21,087,194)	$(10,237,194)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	73,234,692	67,873,487	73,199,914	67,512,776

Shares used in computation – diluted:
Weighted average common shares outstanding	73,234,692	67,873,487	73,199,914	67,512,776
Dilutive effect of potential common shares outstanding	—	—	—	—

Shares used in computing diluted net income per share	73,234,692	67,873,487	73,199,914	67,512,776

Net loss per share – basic	$(0.21)	$(0.07)	$(0.29)	$(0.15)
Net loss per share – diluted	$(0.21)	$(0.07)	$(0.29)	$(0.15)

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

NOTE C – RESTRICTED CASH

As required by the mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments are made. On each anniversary of the mortgage, we are to deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at June 30, 2012, was $370,024.

NOTE D – ACCOUNTS RECEIVABLE

The accounts receivable balances at June 30, 2012 and December 31, 2011 were $248,920 and $500,626, respectively, which are net of reserves for doubtful accounts of $4,820,593 and $6,390,593, respectively. As described in NOTE F, Neptune Minerals, Inc. (“NMI”) completed a 2011 share exchange with DOR shareholders which resulted in an executed assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt of DOR owed to us. The $4,820,593 reserve at June 30, 2012 is for the remaining Neptune Minerals, Inc. (“NMI”) accounts receivable assumed from DOR. The $6,390,593 reserve at December 31, 2011 was comprised of the $1,570,000 “Shantaram” and $4,820,593 for the DOR receivable that was assumed by NMI in 2011 and discussed in NOTE F.

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

NOTE E – INVENTORY

Our inventory consisted of the following:

	June 30, 2012	December 31, 2011
Artifacts	$5,815,522	$5,879,137
Packaging	143,189	159,160
Merchandise	387,955	412,865
Merchandise reserve	(380,593)	(392,203)

Total inventory	$5,966,073	$6,058,959

Of these amounts, $5,422,822 and $5,501,808 are classified as non-current as of June 30, 2012 and December 31, 2011, respectively.

NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc.

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

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and Class B shares of non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At June 30, 2012, we have a net share position in NMI of 6,216,600 shares, which represents an approximate 31% ownership before any further dilution of the NMI stock.

At June 30, 2012, there is a known loss of $959,000, which is as of December 31, 2011, of DOR (NMI) losses allocable to us that we have not recognized in our income statement because these losses exceeded our investment. Based on the NMI and DOR transaction described above, we believe it is appropriate to allocate these losses to any incremental investment that may be recognized on our balance sheet in NMI. NMI has been unable to provide their financial statements for periods subsequent to December 31, 2011 so we are unable to accurately quantify our share of their loss for the respective periods. With NMI being involved in the capital intensive deep-sea mining and exploration industry as well as not having revenue, their cumulative losses for each of the periods may be several million dollars.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us which represents a 12.2% equity stake in CRP. With CRP being on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it is appropriate to not recognize this amount as an asset nor as revenue.

NOTE G – INCOME TAXES

As of June 30, 2012, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $138 million. The NOL will expire in various years beginning in 2013 and ending through the year 2032. From 2013 through 2023, approximately $8 million of the NOL will expire, from 2024 through 2028, approximately $80.5 million of the NOL will expire and from 2029 through 2032, approximately $50 million of the NOL will expire.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$49,796,627
Capital loss carryforward	386,151
Accrued expenses	62,829
Reserve for accounts receivable	2,094,123
Reserve for inventory	133,584
Start-up costs	107,422
Excess of book over tax depreciation	1,158,737
Stock option and restricted stock award expense	1,454,572
Investment in unconsolidated entity	3,707,636
Less: valuation allowance	(57,719,607)

$1,182,074

Deferred tax liability:
Property and equipment basis	$69,484
Prepaid expenses	1,112,590

$1,182,074

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at June 30, 2012. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks and thus a valuation allowance has been recorded as of June 30, 2012.

The change in the valuation allowance is as follows:

June 30, 2012	$57,719,607
December 31, 2011	52,515,797

Change in valuation allowance	$5,203,810

Income taxes for the six-month periods ended June 30, 2012 and 2011 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	June 30, 2012	June 30, 2011
Expected (benefit)	$(7,164,530)	$(2,415,560)
State income taxes net of federal benefits	(191,873)	(138,430)
Nondeductible expense	8,050	7,920
Stock options and restricted stock awards	240,265	188,855
Derivatives	1,667,465	198,771
Change in valuation allowance	5,203,811	1,752,527
Effects of:
Change in apportionment estimate	—	406,193
Change in net operating loss estimate	610,863	—
Change in capital loss carryover estimate	(374,051)	—
Other, net	—	(276)

	$—	$—

During the six-month periods ended June 30, 2012 and 2011 the Company recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amounts of $248,038 and $0, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase to the deferred tax asset and increase in additional paid in capital.

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

Trends and Uncertainties

Our 2012 business plan contains assumptions which include that several of our planned projects are funded through project debt-type financings, syndications or other partnership opportunities. The business plan expenses include a 90-day charter agreement which we executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects. We have recently renewed our term loan with Fifth Third Bank which increased our existing term loan from $3 million to $5 million through July 2013. We amended our senior convertible note and received an additional $8 million in May 2012. We are also permitted under the terms of our senior convertible note agreement to raise additional project indebtedness up to $15 million. In July we executed an agreement with Fifth Third Bank which provided $10 million of project financing collateralized with a portion of the silver from the project. We will also be reimbursed from silver sale proceeds for the costs of the project to-date which are now estimated to be approximately $13 million. We also intend to discuss additional finance opportunities with Fifth Third Bank. We expect to receive cash from silver proceeds beginning in the third and fourth quarter 2012. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2012 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales, syndicated projects and other potential financing arrangements. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, realizing capital gains from our investments in other business opportunities or to generate income from mineral exploration activities, charters or other projects. However, it is likely that we could monetize a significant amount of cash from our existing shipwreck projects in 2012 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in the future.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Term loan	$5,000,000	$3,000,000
Face value $10,000,000, 8% Convertible Senior Note Payable	6,762,136	5,316,328
Face value $8,000,000, 9% Convertible Senior Note Payable	6,649,087	—
Mortgage payable	2,033,022	2,176,727

	$20,444,245	$10,493,055

Term Loan

On May 4, 2011, we amended our revolving credit facility with Fifth Third Bank (the “Bank”) to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million was due and paid prior to August 1, 2011, and the remainder is due by maturity. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was paid at closing. Restricted cash amounts are not required to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement (mortgage payable) for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we were required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. All additional principal payments have been made.

On March 30, 2012, the above term loan that was set to mature on April 23, 2012 was amended and increased to $5 million with an expiration date of July 11, 2013. The facility bears floating interest at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit.

The latest amended term loan is secured by approximately 26,800 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants included: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval.

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As a condition to entering the term loan noted above, we were required to amend this loan whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. All additional principal payments have been made.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. The seller originally carried a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. As of June 30, 2012, this debt was paid in full. The interest was at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa.

Senior Convertible Note

Initial Note

During November 2011, we entered into a securities purchase agreement (the “Purchase Agreement”) with one institutional investor pursuant to which we issued and sold a Senior Convertible Note in the original principal amount of $10.0 million (the “Initial Note”) and a warrant (the “Warrant”) to purchase up to 1,302,083 shares of our common stock. Subject to the satisfaction of conditions set forth in the Purchase Agreement, we had the right to require the investor to purchase an additional senior convertible note in the original principal amount of up to $5.0 million on the six-month anniversary of the initial closing date (the “Additional Note” and, collectively “Notes”). Aggregate direct finance costs amounted to $545,000 of which $45,000 related to costs of the lender and, accordingly, were included in the original issue discount on the Initial Note.

The indebtedness evidenced by the Note bears interest at 8.0% percent per year (15% under default conditions, if ever). Interest is compounded monthly and payable quarterly at the beginning of each calendar quarter. The Note is amortized with equal monthly principal installments of $434,783 commencing on July 8, 2012. Prepayment is not allowed. Further, the Note may be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note was $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note will be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). On May 10, 2012 (the six-month anniversary of the initial closing date), the conversion price applicable to the initial note was adjusted to $3.17, which represented 110.0% of the market price of Odyssey’s common stock .The conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We have agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that we make in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the volume-weighted average price of our shares of common stock for a ten-day period immediately prior to the applicable amortization date.

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

Under the terms of the Warrant, the holder is entitled to exercise the Warrant to purchase up to 1,302,083 shares of our common stock at an initial exercise price of $4.32 per share, during the five-year period beginning on the six-month anniversary of the initial closing date; provided, that 434,027 shares of our common stock issuable upon exercise of the Warrant could not be exercised unless the investor purchased the Additional Note. In accordance with the terms of the warrant agreement, on May 10, 2012, the exercise price applicable to the Warrant was adjusted to$3.60 which was the lesser of (a) the then current exercise price and (b) 125.0% of the market price of our common stock on the six-month anniversary of the initial closing date. The Exercise Price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We are generally prohibited from issuing shares of common stock upon exercise of the Warrant if such exercise would cause us to breach our obligations under the rules or regulations of the stock market on which the common stock is traded.

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

Additional Note

On May 10, 2012, we issued a second senior convertible note, referred to as the Additional Note, in the original principal amount of $8.0 million, and the number of shares of Odyssey’s common stock issuable upon exercise of the warrant increased to 1,562,600. The additional note bears interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The additional note will amortize in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The Additional Note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the Additional Note. The initial conversion price of the Additional Note is $3.74, subject to reset on the earlier of (x) the date the registration statement registering the offer and sale of the common stock issuable under the notes and the warrants becomes effective and a prospectus contained therein shall be available for the resale by the holder of all of the registrable securities or (y) the six-month anniversary of the additional closing date. The registration statement was declared effective on July 6, 2012 and there was no reset to the conversion price of the Additional Note.

Accounting considerations

We have accounted for the Initial Note, Additional Note and Warrant issued for cash as a financing transaction, wherein the net proceeds that we received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the Initial Note, Additional Note and the Warrant for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”).

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

The Warrant has a term of five and one-half years and at inception, had an exercise price of $4.32. The contractual exercise price is subject to adjustment for both traditional recapitalization events as is also subject to reset on the sixth month anniversary of issuance. Although the warrant did not fall within the scope of ASC 480, the warrant required derivative liability accounting because the conversion price reset protection terms are not consistent with the definition for financial instruments indexed to a company’s own stock

Based on the previous conclusions, we allocated the cash proceeds first to the derivative components at their fair values (see NOTE M) with the residual allocated to the host debt contract, as follows:

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

Allocation of the cash proceeds related to the Additional Financing was as follows:

Allocation
Additional Note	$6,339,642
Compound embedded derivative	1,291,298
Derivative warrants	363,542

$7,994,482

The basis that was subject to allocation included the gross proceeds of $8,000,000, less costs of the investor paid out of proceeds that amounted to $5,518. We also allocated the direct financing costs of $400,000 to the note payable and the derivative components based upon the relative fair values of these financial instruments. As a result of this allocation, $317,201 was recorded in deferred costs and $82,799 was recorded as expense.

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the three and six months ended June 30, 2012 amounted to $1,257,985 and $1,967,340, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See Note M for information about our derivatives.

NOTE J – STOCKHOLDERS’ DEFICIT

Common Stock

During June 2011, we completed a public offering of 5,520,000 shares of our common stock at $3.05 per share, before underwriting discounts and commissions. This offering was conducted pursuant to an effective shelf registration statement, which is on file with the Securities and Exchange Commission.

During the three-month period ended June 30, 2011, we issued 46,000 shares of common stock to two accredited investors upon exercise of 46,000 outstanding warrants.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the six-month periods ended June 30, 2012 and 2011 was $918,088 and $898,314, respectively and for the three-month periods ended June 30, 2012 and 2011 was $529,669 and $449,475, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended June 30, 2012 was $1.48. We did not issue stock options in the three-month period ended June 30, 2011. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

June 30, 2012
Risk-free interest rate	.39%
Expected volatility of common stock	65.34%
Dividend yield	0%
Expected life of options	3.0 years

NOTE K – DEFERRED REVENUE

From time to time, we enter into marine search services contracts associated with shipwreck and deep-sea mining projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. The marine services obligation was $3,545,140 at each period ended for June 30, 2012 and December 31, 2011 and will be recognized as revenue over the period of time the contractual marine services are provided.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2012, our uninsured cash balance was approximately $2,700,000.

Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,100 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,100 per month until maturity in July 2013. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of June 30, 2012 and December 31, 2011 and the amounts that were reflected in our income related to our derivatives for the three-month and six-months periods ended June 30, 2012 and 2011:

	June 30, 2012	December 31, 2011
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$4,912,547	$2,521,422
Series G Convertible Preferred Stock	286,335	158,711

	5,198,882	2,680,133

Warrant derivatives
Senior Convertible Notes	3,191,407	1,898,785
Series G Convertible Preferred Stock	3,687,675	2,754,375

Warrant derivatives	6,879,082	4,653,160

Total derivative liabilities	$12,077,964	$7,333,293

Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	5,305,800	2,673,797
Series G Convertible Preferred Stock	140,000	140,000

	5,445,800	2,813,797

Warrant derivatives
Senior Convertible Notes	1,562,500	1,302,083
Series G Convertible Preferred Stock	2,325,000	2,325,000

	3,887,500	3,627,083

Total common shares linked to derivative liabilities	9,333,300	6,440,880

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$(1,611,725)	$—	$(1,099,828)	$—
Series G Convertible Preferred Stock	(88,697)	476,637	(127,624)	(445,347)
Warrant derivatives	(1,512,479)	227,925	(1,862,380)	(139,275)

Total derivative income (expense)	$(3,212,901)	$704,562	$(3,089,832)	$(584,622)

Our Series G Convertible Preferred Stock and Warrant Financing Transaction on October 11, 2010, Series G Convertible Preferred Stock and Warrant Settlement Transaction during April 2011, and Senior Convertible Note and Warrant Financing Transactions on November 8, 2011 and May 10, 2012 gave rise to derivative financial instruments. As more fully discussed in Note Q, we entered into the Series G Convertible Preferred Stock and Warrant Financing Transaction and the Series G Convertible Preferred Stock and Warrant Settlement Transaction on October 11, 2010 and April 14, 2011, respectively. The Series G Convertible Preferred Stock embodied certain terms and features that both possessed all of the conditions of derivative financial instruments and were not clearly and closely related to the host preferred contract in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and the related down-round anti-dilution protection provision, the Company’s redemption privilege and the holder’s redemption privilege. Each of the redemption features also embodies the redemption premium payments. Warrants issued with this transaction and the subsequent Settlement Transaction embodied down-round anti-dilution protection and, accordingly, were not afforded equity classification.

As more fully discussed in NOTE I, we entered into the Senior Convertible Note and Warrant Financing Transactions on November 8, 2011 and May 10, 2012. The Senior Convertible Notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion options, certain redemption features and a conversion price reset feature. Warrants issued with this transaction embodied reset price protection and, accordingly, were not afforded equity classification.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Notes and classified in liabilities:

	June 30, 2012	December 31, 2011
Quoted market price on valuation date	$3.725	$2.74
Contractual conversion rate	$3.17 - $3.74	$3.74
Range of effective contractual conversion rates	$3.17 - $4.07	$2.74 - $2.89
Contractual term to maturity	1.84 - 1.98 Years	2.33 Years
Implied expected term to maturity	1.47 - 1.49 Years	2.06 Years
Market volatility:
Range of volatilities	28.8% - 73.7%	55.6% - 101.8%
Range of equivalent volatilities	44.4% - 64.3%	78.9% - 84.3%
Contractual interest rate	8.0% - 9.0%	8.0%
Range of equivalent market risk adjusted interest rates	8.0% - 9.1%	8.0%-8.1%
Range of equivalent credit risk adjusted yields	1.35% - 1.55%	3.1% - 3.5%
Risk-free rates	0.04% - 0.21%	0.01% - 0.25%

The effective contractual conversion rates give effect to the impending conversion price reset related to the Additional Notes, six months from their inception date, and were derived using a Random-Walk Brownian Motion Stochastic Process. In this process, the expected mean selling price of the Company’s common stock on the reset date was estimated at a range of $3.54 — $3.70 as of June 30, 2012 and $2.49 - $2.63 as of December 31, 2011. The mean prices derived from the stochastic process were multiplied by 110% which is a contractual provision for computing the reset price.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Series G Convertible Preferred Stock and classified in liabilities:

	June 30,		December 31,
	2012	2011	2011
Quoted market price on valuation date	$3.725	$3.13	$2.74
Contractual conversion rate	$1.78	$1.78	$1.78
Implied expected term	0.33 Years	0.74 Years	0.46 Years
Market volatility:
Range of volatilities	46.5% - 72.9%	61.8%-71.9%	49.5% - 101.8%
Equivalent volatility	51.7%	67.4%	74.1%
Market risk adjusted interest rate:
Range of rates (including premiums)	18.0% - 35.0%	8.0%-32.0%	13.0% - 32.0%
Equivalent market risk adjusted interest rate	20.3%	12.4%	15.3%
Credit risk adjusted yield rate:
Range of rates	1.4% - 3.3%	2.2%-3.3%	3.1% - 3.7%
Equivalent credit-risk adjusted yield rate	1.4%	2.3%	3.1%
Risk free rates using zero coupon US Treasury
Security rates:
Range of rates	0.04% - 0.10%	0.19%-0.81%	0.12% - 0.25%

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended June 30, 2012 and 2011.

	Six Months ended June 30,
	2012	2011
Balances at January 1	$2,680,133	$4,075,344
Issuances:	1,291,298
Expirations from redemptions of host contracts reflected in income	—	(676,718)
Changes in fair value inputs and assumptions reflected in income	1,227,451	1,122,065

Balances at June 30	$5,198,882	$4,520,691

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and utilized in the Binomial Lattice process are as follows for both the issuance dates of the warrants and June 30, 2012, June 30, 2011 and December 31, 2011:

	June 30,		December 31,
	2012	2011	2011
Linked common shares	1,800,000	1,800,000	1,800,000
Quoted market price on valuation date	$3.725	$3.13	$2.74
Contractual exercise rate	$2.50	$2.50	$2.50
Term (years)	1.28	2.28	1.78
Range of market volatilities	48.7% - 73.1%	61.0% - 72.8%	56.8% - 101.6%
Risk free rates using zero coupon US Treasury Security rates	0.04% - 0.27%	0.03% - 0.81%	0.02% - 0.25%

	June 30,		December 31,
	2012	2011	2011
Linked common shares	525,000	525,000	525,000
Quoted market price on valuation date	$3.725	$3.13	$2.74
Contractual exercise rate	$2.75	$2.50	$2.75
Term (years)	1.79	2.28	2.28
Range of market volatilities	48.9% - 72.2%	61.0% - 72.8%	56.9% - 94.0%
Risk free rates using zero coupon US Treasury Security rates	0.04% - 0.27%	0.03% - 0.81%	0.02% - 0.25%

	June 30, 2012	December 31, 2011
Linked common shares	1,562,500	1,302,083
Quoted market price on valuation date	$3.725	$2.74
Contractual exercise rate	$3.60	$4.32
Term (years)	4.86	5.35
Range of volatilities	48.8% - 72.5%	67.2%-87.5%
Risk free rates using zero coupon US Treasury Security rates	0.09% - 0.72%	0.02% - 0.83%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	60.0%

Of the 1,302,083 common shares accessible from the warrant issued on November 8, 2011, 434,027 of those common shares were accessible only based upon the Company’s election to require the lender to provide the additional financing. The lattice custom variable is the probability that management will elect to receive this funding. Based upon all current facts and circumstances, that probability was 60% as of December 31, 2011. When the lender provided additional financing of $8,000,000 on May 10, 2012, the additional 434,027 of common shares became accessible. Warrants indexed to an additional 260,417 were issued in conjunction with the additional financing.

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
	2012	2011
Balances at January 1	$4,653,160	$2,287,800
Issuances	363,542	906,150
Changes in fair value inputs and assumptions reflected in income	1,862,380	139,275

Balances at June 30	$6,879,082	$3,333,225

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE N – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC	7,512,500	7,512,500

Total participating revenue rights	$8,400,000	$8,400,000

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

NOTE O – REDEEMABLE SERIES G PREFERRED STOCK

During October 2010, we designated and issued 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”) as further discussed below. In April 2011 and October 2011, we redeemed 3 and 20 shares, respectively, from certain holders of the Series G Preferred for cash of $757,500 and $5,065,556, respectively, under the terms and conditions of the Series G Preferred Certificate of Designation. At the time of redemption, the carrying value of these shares of Series G Preferred amounted to $558,926 and $5,000,000, respectively. We have recorded the difference between the redemption values paid and the carrying values amounting to $198,574 and $65,556, respectively, as a deemed dividend in paid-in capital. See NOTE K for our accounting for the associated compound embedded derivative that had been bifurcated and classified in liabilities. As of June 30, 2012 and December 31, 2011, 1 share of Series G Convertible Preferred Stock remains outstanding.

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

The following table summarizes the allocation for each of these transactions as of October 11, 2010:

	Financing	Exchange	Total
Redeemable preferred stock (1)	$2,747,476	$888,997	$3,636,473
Compound embedded derivatives (2)	1,389,114	261,318	1,650,432
Warrant derivatives (2)	913,410	161,190	1,074,600
Extinguishment loss	—	(383,023)	(383,023)

	$5,050,000	$928,482	$5,978,482

(1)	The fair value of the redeemable preferred stock was estimated based upon its forward cash flow value, at a credit-risk adjusted market interest rate, as enhanced by the fair value of the conversion feature. Credit-risk adjusted rates used to discount the cash flow component ranged from 3.98% to 4.89% over our estimated period to redemption, which is October 2013.The fair value of the conversion feature is reflected in the compound embedded derivative line of the table.
(2)	See NOTE M for information related to the valuation of these financial instruments both on the inception date of the transactions and at December 31, 2010.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. Accretion during the year ended December 31, 2011 amounted to $1,789,403 and there has been no further accretion during the six months ended June 30, 2012

Dividends on the Series G Preferred are recorded when they are declared. Cumulative dividends from the inception date of the transactions to June 30, 2012 amounted to $530,556 of which none are arrears on June 30, 2012.

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

NOTE P – SUBSEQUENT EVENTS

On July 9, 2012, we entered into a project term loan agreement with Fifth Third Bank that provides a credit facility of up to $10.0 million. The facility will mature on January 31, 2013. The term loan bears interest at a floating rate equal to the one month LIBOR rate plus 500 basis points. We may make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was paid at closing. A restricted cash deposit of $500,000 would be required to cover any potential interest payments if the full amount of the term loan is advanced.

The term loan is secured by approximately $15.0 million worth of silver recovered from either the SS Gairsoppa or the SS Mantola shipwreck projects. The Company is required to comply with a number of customary covenants. Advances against the term loan of $5 million can be requested when at least $10.0 million worth of silver has been recovered, and a second advance of $5.0 million can be requested when at least $15.0 million worth of silver in total is delivered to the port of entry. The proceeds of the credit facility will be used to fund the project recovery costs. The company took a $10.0 million draw against the facility on July 17, 2012.

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

Operational Update

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report for the period ended March 31, 2012. Only projects with material status updates since those report were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

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

A report was provided to the Foundation and the UK MOD that details monitoring of the site conducted by Odyssey and Wreck Watch International between 2008 and early 2012. The report includes evidence, including photographs, of additional damage to the site since 2008. This report was published in June 2012 and is available here http://shipwreck.net/victorypapers.php

Reports detailing the phased archaeological operations at the shipwreck site will be provided to the Maritime Heritage Foundation after the completion of each phase.

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

The MV Seabed Worker, which serves as our platform for salvage recovery operations, left port in Norway May 31, 2012 to begin recovery operations.

On July 18, 2012, we announced that recovery of silver cargo from the Gairsoppa was underway and that the first 1.4 million troy ounces of silver had been delivered to a secure location in the UK. Recovery operations are continuing.

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

We are planning continue conducting our silver recovery operations in conjunction with the SS Gairsoppa recovery aboard the Seabed Worker.

Subsea Mineral Mining Exploration Projects

At June 30, 2012, we owned 6.2 million shares (approximately 33%) of Neptune Minerals, a company focused on discovering and commercializing high-value mineral deposits. To-date Neptune has been successful in attracting the investment capital required to fund mineral exploration expeditions and to facilitate its path to commercially viable ore extraction. Neptune’s most recent capital raise, completed in December 2011, was for $12 per share of Class B common stock.

In May 2012 we received our final cash payment of $1 million for recent charter services. We also received 9.3 million shares of Chatham Rock Phosphate Ltd. common stock for charter services valued at $1.7 million (12.2 % of Chatham shares outstanding). Chatham Rock Phosphate Ltd currently holds a license covering over 4,000 square kilometers off the coast of New Zealand believed to have significant seabed deposits of rock phosphate and other potentially valuable minerals.

It is anticipated that The Dorado Discovery will be undergoing routine annual inspection and maintenance work in the near future and when that is completed, will plan to be working on contracted projects in the Pacific.

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

“Black Swan” Arrest

On September 21, 2011, a panel of the Eleventh Circuit Court of Appeals upheld the dismissal of the case by the United States Federal District Court for the Middle District of Florida finding no subject matter jurisdiction under the Foreign Sovereign Immunities Act. Without concluding that the coins and artifacts recovered were owned by the Kingdom of Spain, the Court upheld the order to transfer all property to Spain based upon a finding that it was once carried aboard the Nuestra Senora de Las Mercedes, a Spanish naval vessel. The appeal had been argued before a panel of three judges. Odyssey and other claimants including the country of Peru filed Petitions for Rehearing En Banc, requesting that the entire Court hear the case. Those Petitions were denied.

In an order issued January 31, 2012, the Eleventh Circuit Court of Appeals denied the company’s motion for a stay of mandate, which would have delayed execution of the order for release of the property to Spain. Odyssey then filed an Emergency Motion for Stay with the U.S. Supreme Court to stay the release until the high Court could consider the Company’s Petition for Writ of Certiorari in the case. Justice Clarence Thomas denied our request to stay the mandate, and subsequently, the Eleventh Circuit issued a mandate to the district court. On February 17, 2012 the district court held a hearing and entered its order to Odyssey to provide an inventory of artifacts and to release to Spain the artifacts within its jurisdiction to Spain by February 24, 2012. Odyssey complied with the Court order and the coins were taken by Spain to a local U.S. Air Force base for transport to Spain on February 23, 2012. Odyssey has also released the Black Swan property in Gibraltar to Spain pursuant to the district court’s order. On April 16, 2012 Spain filed a motion with the district court for an award of unspecified fees and costs (footnoted roughly $4 million). We prepared our response indicating there is no legal basis for such an award in this case, and filed it on May 15, 2012. We await a ruling on the motion.

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

Three-months ended June 30, 2012, compared to three-months ended June 30, 2011

Increase/(Decrease)			2012 vs. 2011
(Dollars in millions)	2012	2011	$	%
Artifact sales and other	$.1	$.1	$—	27%
Exhibit	.1	—	—	164
Expedition charter	1.2	6.6	(5.4)	(82)

Total revenue	$1.4	$6.7	$(5.3)	(79)%

Cost of sales	$.1	$.1	$—	71%
Marketing, general and administrative	2.5	2.4	.—	2
Operations and research	9.6	5.2	4.4	84

Total operating expenses	$12.1	$7.7	$4.5	58%

Other income (expense)	$(4.9)	$(1.0)	$(3.9)	(388)%

The explanations that follow are for the three-months ended June 30, 2012, compared to the three-months ended June 30, 2011.

Revenue

The decrease in total revenue of $5.3 million was primarily related to a decrease in expedition charter revenue. The decrease in expedition charter revenue was associated with our subsea mineral mining charters ($3.0 million) and a reduction of Robert Fraser shipwreck projects ($2.4 million). The expedition charter revenue of $1.2 million in 2012 was primarily associated with a subsea mineral mining charter with Chatham Rock Phosphates off the coast of New Zealand. The expedition charter revenue in 2011 of $4.2 million related to a subsea mineral mining charter with Neptune Minerals. Also, our operational efforts in 2012 were focused on our shipwreck recovery projects (i.e., Gairsoppa, Mantola and HMS Victory).

Operating Expenses

Operations and research expenses were $9.6 million in 2012 as compared to $5.2 million in 2011. Marine operations and vessel expenses were unfavorable by $4.3 million between the two periods. The increase was primarily related to our charter operations for the recovery of the Gairsoppa and Mantola projects ($4.1 million) and $.2 million of other miscellaneous ship operating expenses.

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining which has since been written down to zero. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The unfavorable other expense variance of $3.9 million in the second quarter of 2012 was primarily related to an unfavorable impact on the fair value of the derivative financial instruments ($3.9 million, see Note M). Also included in other expense was a favorable impact of $1.6 million on the loss on equity investment since the investment had been written down to zero in 2011. This favorable impact was offset by unfavorable interest expense variance of $1.6 million which primarily related to the interest accretion on the convertible note payable and other interest.

Six-months ended June 30, 2012, compared to six-months ended June 30, 2011

Increase/(Decrease)			2012 vs. 2011
(Dollars in millions)	2012	2011	$	%
Artifact sales and other	$.2	$.5	$(.3)	(59)%
Exhibit	.1	.1	—	40
Expedition charter	4.0	8.3	(4.3)	(51)

Total revenue	$4.3	$8.8	$(4.5)	(51)%

Cost of sales	$.1	$.2	$(.1)	(45)%
Marketing, general and administrative	4.8	4.6	.2	5
Operations and research	14.7	8.7	6.0	69

Total operating expenses	$19.7	$13.6	$6.1	45%

Other income (expense)	$(5.7)	$(2.4)	$(3.3)	(139)%

The explanations that follow are for the six-months ended June 30, 2012, compared to the six-months ended June 30, 2011.

Revenue

The decrease in total revenue of $4.5 million was primarily related to a decrease in expedition charter revenue of $4.3 million and a decrease in artifact sales and of $.3 million. The decrease in expedition charter revenue was associated with our subsea mineral mining charters ($1.4 million), a reduction of Robert Fraser shipwreck projects ($2.4 million) and a $.5 million miscellaneous charter in 2011 for the Odyssey Explorer. The expedition charter revenue of $4.0 million in 2012 was primarily associated with a subsea mineral mining charter with Chatham Rock Phosphates off the coast of New Zealand. The expedition charter revenue in 2011 of $5.4 million related to a subsea mineral mining charter with Neptune Minerals. Also, our operational efforts in 2012 were focused on our shipwreck recovery projects (i.e., Gairsoppa, Mantola and HMS Victory).

The decrease in artifact and other sales of $.3 million was due to over 500 fewer coins sold in the 2012 versus 2011.

Operating Expenses

Cost of sales decreased by $.1 million in 2012 versus 2011 due approximately 500 fewer silver coins sold in the first quarter 2012 versus 2011.

Marketing, general and administrative expenses were $4.8 million in 2012 as compared to $2.6 million in 2011. The increase of $.2 million primarily represented an increase in our professional fees and services.

Operations and research expenses were $14.7 million in 2012 as compared to $8.7 million in 2011. Marine operations and vessel expenses were unfavorable by $5.9 million between the two periods. The Dorado Discovery was unfavorable $1.8 million in 2012 versus 2011 primarily related to operating day utilization and off hire periods in 2011 due to vessel maintenance issues. The Odyssey Explorer was unfavorable $.9 million in 2012 versus 2011 primarily related to the additional rental costs for equipment for the Gairsoppa survey project which was offset by favorable Ocean Alert expenses of $.8 million due to the sale in 2011. The remaining unfavorable expenses of $4.1 million in 2012 related to our charter operations for the recovery of the Gairsoppa and Mantola projects.

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining which has since been written down to zero. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The unfavorable other expense variance of $3.3 million in 2012 was primarily related to an unfavorable impact on the fair value of the derivative financial instruments ($2.5 million, see Note M). Also included in other expense was a favorable impact of $1.6 million on the loss on equity investment since the investment had been written down to zero in 2011. This favorable impact was offset by unfavorable interest expense variance of $2.5 million which primarily related to the interest accretion on the convertible note payable and other interest.

Liquidity and Capital Resources

	Six-Months Ended
(Dollars in thousands)	June 2012	June 2011
Summary of Cash Flows:
Net cash used by operating activities	$(13,127)	$(4,201)
Net cash used by investing activities	(597)	(401)
Net cash provided by financing activities	9,288	21,896

Net increase (decrease) in cash and cash equivalents	$(4,436)	$17,293

Beginning cash and cash equivalents	7,972	236

Ending cash and cash equivalents	$3,536	$17,529

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2012 was $13.1 million. This amount primarily reflected an operating loss of $21.1 million offset in part by non-cash items of $6.8 million including depreciation and amortization ($.8 million), share-based compensation ($.9 million), notes payable interest accretion and loan fee amortization ($2.0 million), unfavorable change in the fair value of derivative liabilities ($3.1 million increase to Net Loss, see NOTE M). Other working capital changes (including non-current assets) also provided an increase in cash of $1.2 million. These changes primarily included a net increase of other assets and accounts receivable of $3.0 million (primarily relating to the $3.0 million charter deposit for our Gairsoppa and Mantola recovery projects) offset by a net increase in accounts payable and accrued expenses of $4.0 million (primarily relating to our ship charter operations). Net cash used by operating activities for the first six months of 2011 was $4.2 million. This amount primarily reflected an operating loss of $7.1 million offset in part by non-cash items including change in the fair value of derivative liabilities ($.6 million, see Note M), depreciation and amortization ($1.1million), and share-based compensation ($.9 million). Other non-cash working capital changes also provided an increase in cash of $.4 million.

Cash flows used in investing activities for the first six months of 2012 and 2011 was $.6 million and $.4 million, respectively, which represented the purchase of marine property and equipment in both periods.

Cash flows provided by financing activities for the first six months of 2012 was $9.3 million which primarily represented $2.0 million proceeds from the additional term loan from Fifth Third Bank in March 2012 offset by repayment of mortgage and loans payable and the $8.0 million additional proceeds from the second tranche of the Senior Convertible Note (Additional Note). Cash flows provided by financing activities for the first six months of 2011 were $21.9 million which primarily represented proceeds from the issuance of common stock ($15.7 million) and an increase in deferred income from revenue participation rights on the Galt project ($7.3 million, see Note N). The deferred income increase represented the proceeds from the Galt project which will be amortized into revenue if, or when, the designated project is recovered and monetized. Other uses which offset the aforementioned proceeds included redemption of a portion of the outstanding Series G convertible preferred stock ($.8 million), preferred dividends ($.2 million), and repayment of mortgage and loans payable ($.1 million).

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2012, we had cash and cash equivalents of $3.5 million, a decrease of $4.4 million from the December 31, 2011 balance of $8.0 million.

On November 8, 2011, we entered into a securities purchase agreement with one institutional investor pursuant to which Odyssey issued and sold a senior convertible note in the original principal amount of $10.0 million and a warrant to purchase up to 1,302,083 shares of Odyssey’s common stock for an aggregate purchase price of $10.0 million. Subject to the satisfaction of conditions set forth in the securities purchase agreement, Odyssey had the right to require the investor to purchase an additional senior convertible note in the original principal amount of up to $5.0 million on the six-month anniversary of the initial closing date. The indebtedness evidenced by the Notes bears interest at 8.0% percent per year, payable quarterly, and matures on the 30-month anniversary of the initial closing date. (See Note L to the Consolidated Financial Statements).

In April 2012, we delivered an additional closing notice under the securities purchase agreement that was executed in November 2011 when we issued and sold the investor a senior convertible note in the original principal amount of $10.0 million and warrants in amounts as stated above. In connection with the delivery of the additional closing notice, the original agreement was amended to increase the additional second tranche of the note to $8 million. The additional note bears interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The additional note will be amortized in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The additional note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the additional note. The initial conversion price of the additional note is $3.74 subject to adjustment as provided in the terms of the initial note. The number of shares of Odyssey’s common stock issuable upon exercise of the warrant increased to 1,562,500.

During December 2011, we chartered the Dorado Discovery vessel to Chatham Rock Phosphate, Ltd. for $1.2 million in relation to deep-ocean surveying. The charter permitted Chatham to pay for services in either cash or common shares of their company. At December 31, 2011, Chatham was planning on a financing to pay for the charter. We did not record the revenue from this charter because of their liquidity and capital positions at that time. Chatham completed a portion of their financing in the first quarter of 2012 and remitted the $1.2 million payment. In addition Chatham remitted $1.8 million for charter services in the first quarter 2012 for charter services in March 2012. An amount due of an additional $1 million was paid in May for services rendered in January 2012. In June, Chatham executed the option to pay the remaining charter balance of $1.7 million in stock and Odyssey received 9.3 million shares, or 12.2% of the company.

Bank Term Loan

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

On July 9, 2012, Odyssey Marine Exploration, Inc. entered into a project term loan agreement with Fifth Third Bank that provides a credit facility of up to $10.0 million. The facility will mature on January 31, 2013. The term loan bears interest at a floating rate equal to the one month LIBOR rate plus 500 basis points. Odyssey may make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 would be required to cover any potential interest payments if the full amount of the term loan is advanced. The term loan will be secured by approximately $15.0 million worth of silver recovered from either the SS Gairsoppa or the SS Mantola shipwreck projects. The Company is required to comply with a number of customary covenants. The proceeds of the credit facility will be used to fund the project recovery costs. The company took a $10 million draw against the facility on July 17, 2012.

Trends and Uncertainties

                 Our 2012 business plan contains assumptions which include that several of our planned projects are funded through project debt-type financings, syndications or other partnership opportunities. The business plan expenses include a 90-day charter agreement which we executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects. We have recently renewed our term loan with Fifth Third Bank which increased our existing term loan from $3 million to $5 million through July 2013. We amended our senior convertible note and received an additional $8 million in May 2012. We are also permitted under the terms of our senior convertible note agreement to raise additional project indebtedness up to $15 million. In July we executed an agreement with Fifth Third Bank which provided $10 million of project financing collateralized with a portion of the silver from the project. We will also be reimbursed from silver sale proceeds for the costs of the project to-date which are now estimated to be approximately $13 million. We also intend to discuss additional finance opportunities with Fifth Third Bank. We expect to receive cash from silver proceeds beginning in the third and fourth quarter 2012. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2012 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales, syndicated projects and other potential financing arrangements. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, realizing capital gains from our investments in other business opportunities or to generate income from mineral exploration activities, charters or other projects. However, it is likely that we could monetize a significant amount of cash from our existing shipwreck projects in 2012 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in the future.

New Accounting Pronouncements

As of June 30, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,100 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,100 per month until maturity in July 2013. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Investors should consider such risk factors, as well as the risk factor set forth below, prior to making an investment decision with respect to the Company’s securities.

The issuance of shares at conversion prices lower than the market price at the time of conversion and the sale of such shares could adversely affect the price of our common stock.

Some of our outstanding shares may have been acquired from time to time upon conversion of outstanding senior convertible notes at conversion prices that are lower than the market price of our common stock at the time of conversion. Odyssey has agreed to pay each amortization payment due under the notes in shares of Odyssey’s common stock, if certain conditions are met; provided, that Odyssey may, at its option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment in shares of Odyssey’s common stock will be the lower of (a) the then-current conversion price and (b) a price equal to 85.0% of the average of the volume-weighted average price of

Odyssey’s shares of common stock for a ten-day period immediately prior to the applicable amortization date. Conversion of the notes at conversion prices that are lower than the market price at the time of conversion and the sale of the shares issued upon conversion could have an adverse effect upon the market price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. [Removed and Reserved]

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

10.1	Loan Agreement dated July 9, 2012 with Fifth Third Bank

10.2	Non-Revolving Line of Credit Promissory Note dated July 9, 2012 with Fifth Third Bank

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.
Date: August 1, 2012	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer