Form 10-Q
period 2012-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2012-11-08
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 18, 2012 was 74,416,030.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,148,350	$7,971,794
Restricted cash	749,000	212,788
Accounts receivable, net	15,758,070	500,626
Inventory	544,049	557,151
Other current assets	1,105,364	779,478

Total current assets	20,304,833	10,021,837

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,712,107	15,450,467
Building and land	4,703,359	4,703,359
Accumulated depreciation	(14,655,034)	(13,620,956)

Total property and equipment	6,760,432	6,532,870

NON-CURRENT ASSETS
Inventory	5,391,323	5,501,808
Restricted cash	—	251,791
Investment in unconsolidated entity	—	—
Other non-current assets	1,107,612	1,106,097

Total other assets	6,498,935	6,859,696

Total assets	$33,564,200	$23,414,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,468,200	$1,105,902
Accrued expenses and other	5,280,047	2,061,974
Deferred revenue	6,671,829	3,545,140
Derivative liabilities	7,276,103	7,333,293
Mortgage and loans payable	24,013,922	4,802,930

Total current liabilities	45,710,101	18,849,239

LONG-TERM LIABILITIES
Mortgage and loans payable	5,370,284	5,690,125
Deferred income from revenue participation rights	4,643,750	8,400,000

Total long-term liabilities	10,014,034	14,090,125

Total liabilities	55,724,135	32,939,364

Commitments and contingencies (Note H)

Redeemable Series G Convertible Preferred stock	—	250,000

STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 9,361,200 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 448,800 shares authorized, respectively; 206,400 issued and outstanding, respectively	21	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 74,416,030 and 73,095,384 issued and outstanding, respectively	7,440	7,309
Additional paid-in capital	142,130,522	137,236,462
Accumulated deficit	(164,297,918)	(147,018,753)

Total stockholders’ deficit	(22,159,935)	(9,774,961)

Total liabilities and stockholders’ deficit	$33,564,200	$23,414,403

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUE
Artifact sales and other	$712,628	$226,216	$900,034	$680,130
Exhibit	50,000	28,124	150,000	99,527
Expedition	183,469	5,685,533	4,222,446	13,998,888

Total revenue	946,097	5,939,873	5,272,480	14,778,545

OPERATING EXPENSES
Cost of sales – artifacts and other	54,237	97,118	178,318	323,255
Marketing, general and administrative	2,985,664	2,293,687	7,825,582	6,897,857
Operations and research	(3,017,253)	7,521,962	11,689,145	16,241,556

Total operating expenses	22,648	9,912,767	19,693,045	23,462,668
INCOME (LOSS) FROM OPERATIONS	923,449	(3,972,894)	(14,420,565)	(8,684,123)

OTHER INCOME (EXPENSE)
Interest income	573	1,683	23,711	2,218
Interest expense	(1,930,783)	(82,313)	(4,595,983)	(285,924)
Change in derivative liabilities fair value	4,801,862	1,750,009	1,712,030	1,165,387
(Loss) from unconsolidated entity	—	(2,893,100)	—	(4,488,100)
Other	7,882	58,618	11,641	47,957

Total other income (expense)	2,879,534	(1,165,103)	(2,848,601)	(3,558,462)

INCOME (LOSS) BEFORE INCOME TAXES	3,802,983	(5,137,997)	(17,269,166)	(12,242,585)
Income tax benefit (provision)	—	—	—	—

NET INCOME (LOSS)	$3,802,983	$(5,137,997)	$(17,269,166)	$(12,242,585)

NET INCOME (LOSS) PER SHARE (See NOTE B)
Basic	$.05	$(.07)	$(.24)	$(.22)

Diluted	$.05	$(.07)	$(.24)	$(.22)

Weighted average number of common shares outstanding with participating securities per the two-class method
Basic	78,544,391	72,793,773	73,498,034	69,292,452

Diluted	81,440,848	72,793,773	73,498,034	69,292,452

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,269,166)	$(12,242,585)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	1,186,550	1,476,289
Write down of long-lived asset	—	593,966
Loan fee amortization	334,850	—
Change in derivatives liabilities fair value	(1,712,030)	(1,165,387)
Note payable interest accretion	2,992,354	—
Loss in unconsolidated entity	—	4,488,100
Investment in unconsolidated entity	—	(4,488,100)
Share-based compensation	1,298,231	1,347,471
(Increase) decrease in:
Restricted cash	(284,421)	502,969
Accounts receivable	(15,257,444)	(601,179)
Inventory	123,587	298,853
Other assets	(263,938)	(218,044)
Increase (decrease) in:
Accounts payable	1,352,298	(979,374)
Accrued expenses and other	3,350,753	(1,019,768)
Deferred revenue	(629,561)	2,770,675

NET CASH (USED) BY OPERATING ACTIVITIES	(24,777,937)	(9,236,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(853,929)	(558,719)

NET CASH (USED) BY INVESTING ACTIVITIES	(853,929)	(558,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	738,982	15,627,196
Deferred income from revenue participation rights	—	7,512,500
Dividends	(10,000)	(240,000)
Redemption of Series G Preferred	—	(757,500)
Broker commissions and fees on capital raises	(400,000)	—
Proceeds from issuance loan payable	19,994,483	—
Repayment of mortgage and loans payable	(515,043)	(2,536,744)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,808,422	19,605,452

NET INCREASE (DECREASE) INCREASE IN CASH	(5,823,444)	9,810,619

CASH AT BEGINNING OF PERIOD	7,971,794	235,762

CASH AT END OF PERIOD	$2,148,350	$10,046,381

SUPPLEMENTARY INFORMATION:
Interest paid	$887,872	$289,406
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$347,528	$229,564
Equipment purchased with financing	$588,499	$—
Debt repayment with common shares	$2,347,826	$—
Offset account receivable with subscription payable (See NOTE F)	$—	$1,998,800
Series G Preferred Stock dividend declaration	$—	$210,000
Series G Preferred Stock accretion	$—	$2,217,409
Series G Preferred Stock conversion	$250,000	$—

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2012, and the results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition and Accounts Receivable

Revenue from product sales is recognized at the point of sale when legal title transfers. Legal title transfers when product is shipped or is available for shipment to customers. In accordance with Topic A.1.in SAB 13: Revenue Recognition, exhibit, contractual and expedition charter revenue is recognized ratably when realized and earned as time passes throughout the contract period as defined by the terms of the agreement or by applicable accounting standards. Bad debts are recorded as identified and, from time to time, a specific reserve allowance will be established when required. A return allowance is established for sales which have a right of return. Accounts receivable is stated net of any recorded allowances and reserves.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2012, we did not own securities with a maturity greater than three months.

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

At September 30, 2012 and 2011, weighted average common shares outstanding year-to-date were 73,498,034 and 69,292,452, respectively. For the periods ended September 30, 2012 and 2011, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Average market price during the period	$3.72	$2.78	$3.32	$3.11
In the money potential common shares from options excluded	—	73,997	321,755	162,213
In the money potential common shares from warrants excluded	—	676,542	1,270,508	1,123,951

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Out of the money options and warrants excluded:
Stock options with an exercise price of $3.30 per share	—	—	—	—
Stock options with an exercise price of $3.50 per share	—	875,000	245,000	875,000
Stock options with an exercise price of $3.51 per share	—	984,670	984,670	984,670
Stock options with an exercise price of $3.53 per share	—	211,900	204,500	211,900
Stock options with an exercise price of $3.90 per share	20,000	—	20,000	—
Stock options with an exercise price of $4.00 per share	52,500	52,500	52,500	52,500
Stock options with an exercise price of $5.00 per share	300,000	650,000	300,000	650,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $3.60 per share	—	—	1,562,500	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	572,500	2,974,070	3,569,170	2,974,070

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Potential common shares from Convertible Preferred Stock excluded from EPS	—	3,146,400	206,400	3,146,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Potential common shares from unvested restricted stock awards excluded from EPS	—	495,548	464,554	443,385

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$3,802,983	$(5,137,997)	$(17,269,166)	$(12,242,585)
Accretion of Series G Preferred Stock	—	—	—	(1,987,977)
Fair market value of warrants issued to Series G Preferred Stock stockholders	—	—	—	(906,150)
Cumulative dividends on Series G Preferred Stock	—	(105,000)	(10,000)	(343,479)

Numerator, basic and diluted net income (loss) available to stockholders	$3,802,983	$(5,242,997)	$(17,279,166)	$(15,480,191)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	74,087,794	72,793,773	73,498,034	69,292,452
Additional shares from participating securities per the two-class method	4,456,597	—	—	—

Common shares outstanding for basic	78,544,391	72,793,773	73,498,034	69,292,452

Shares used in computation – diluted:
Common shares outstanding for basic	78,544,391	72,793,773	73,498,034	69,292,452
Dilutive effect of potential common shares outstanding	2,896,457	—	—	—

Shares used in computing diluted net income per share	81,440,848	72,793,773	73,498,034	69,292,452

Net income (loss) per share – basic	$0.05	$(0.07)	$(0.24)	$(0.22)
Net income (loss) per share – diluted	$0.05	$(0.07)	$(0.24)	$(0.22)

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

NOTE C – RESTRICTED CASH

As required by the mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments are made. On each anniversary of the mortgage, we are to deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at September 30, 2012, was $323,207.

As required by the project term loan entered into with Fifth Third Bank (the “Bank”) on July 9, 2012, $500,000 was deposited into an additional interest-bearing account from which interest payments are made. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the term will be returned to the Company. The balance in this account at September 30, 2012, was $425,793.

NOTE D – ACCOUNTS RECEIVABLE

The accounts receivable balances at September 30, 2012 and December 31, 2011 were $15,758,070 and $500,626, respectively, which are net of reserves of $4,820,593 and $6,390,593, respectively. As described in NOTE F, Neptune Minerals, Inc. (“NMI”) completed a 2011 share exchange with DOR shareholders which resulted in an executed assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt of DOR owed to us. The $4,820,593 reserve at September 30, 2012 is for the remaining Neptune Minerals, Inc. (“NMI”) accounts receivable assumed from DOR. The $6,390,593 reserve at December 31, 2011 was comprised of the $1,570,000 “Shantaram” and $4,820,593 for the DOR receivable that was assumed by NMI in 2011 and discussed in NOTE F.

During the three-month period ended September 30, 2012, we recorded an accounts receivable of $17,832,420 representing proceeds to be received from the sale of silver from the “Gairsoppa” project. This amount denotes the contractual recoupment of previously expensed search and recovery costs incurred related to the “Gairsoppa” project. The total consists of $110,848 of costs that were expensed to Marketing, general and administrative and $17,721,572 that were expensed to Operations and research. Within this period, we recovered approximately 48 tons of silver from the SS Gairsoppa and commenced the refining process which allows us to sell silver into London’s bullion market on behalf of United Kingdom Government. The “Gairsoppa” project is discussed at length in ITEM 2 of this Form 10-Q. The balance remaining of this receivable at September 30, 2012 is $15,314,200. These costs are expected be reimbursed in full from the silver sale proceeds prior to year end.

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

NOTE E – INVENTORY

Our inventory consisted of the following:

	September 30, 2012	December 31, 2011
Artifacts	$5,785,769	$5,879,137
Packaging	141,143	159,160
Merchandise	389,053	412,865
Merchandise reserve	(380,593)	(392,203)

Total inventory	$5,935,372	$6,058,959

Of these amounts, $5,391,323 and $5,501,808 are classified as non-current as of September 30, 2012 and December 31, 2011, respectively.

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

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and Class B shares of non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At September 30, 2012, we have a net share position in NMI of 6,216,600 shares, which represents an approximate 30% ownership before any further dilution of the NMI stock.

At September 30, 2012, there is a known loss of $959,000, which is as of December 31, 2011, of DOR (NMI) losses allocable to us that we have not recognized in our income statement because these losses exceeded our investment. Based on the NMI and DOR transaction described above, we believe it is appropriate to allocate these losses to any incremental investment that may be recognized on our balance sheet in NMI. NMI has been unable to provide their financial statements for periods subsequent to December 31, 2011 so we are unable to accurately quantify our share of their loss for the respective periods. With NMI being involved in the capital intensive deep-sea mining and exploration industry as well as not having revenue, their cumulative losses for each of the periods may be several million dollars.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us which currently represents a 7.3% equity stake in CRP. With CRP being on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it is appropriate to not recognize this amount as an asset nor as revenue.

NOTE G – INCOME TAXES

As of September 30, 2012, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $135 million. The federal NOL carryforward from 1997 of $564,000 will expire beginning with the 2013 tax year. The federal NOL carryforwards from 1998 forward will expire in various years beginning in 2019 and ending through the year 2032. From 2019 through 2023, approximately $7.5 million of the NOL will expire, from 2024 through 2028, approximately $80.5 million of the NOL will expire, and from 2029 through 2032, approximately $46.5 million of the NOL will expire.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$48,537,961
Capital loss carryforward	384,901
Accrued expenses	62,625
Reserve for accounts receivable	2,087,344
Reserve for inventory	133,155
Start-up costs	107,074
Excess of book over tax depreciation	1,187,108
Stock option and restricted stock award expense	1,578,615
Investment in unconsolidated entity	3,695,636
Less: valuation allowance	(57,583,166)

$191,253

Deferred tax liability:
Property and equipment basis	$69,260
Prepaid expenses	121,993

$191,253

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at September 30, 2012. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks and thus a valuation allowance has been recorded as of September 30, 2012.

The change in the valuation allowance is as follows:

September 30, 2012	$57,583,166
December 31, 2011	52,515,797

Change in valuation allowance	$5,067,370

Income taxes for the nine-month periods ended September 30, 2012 and 2011 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	September 30, 2012	September 30, 2011
Expected (benefit)	$(5,871,516)	$(4,162,479)
State income taxes net of federal benefits	(167,562)	(122,296)
Nondeductible expense	14,166	12,474
Stock options and restricted stock awards	242,390	729,241
Derivatives	521,008	(396,232)
Change in valuation allowance	5,067,370	3,910,077
Effects of:
Change in apportionment estimate	(40,826)	—
Change in net operating loss estimate	612,353	—
Change in capital loss carryover estimate	(374,051)	—
Other, net	(3,332)	29,215

	$—	$—

During the nine-month periods ended September 30, 2012 and 2011 the Company recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amounts of $249,423 and $0, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase to the deferred tax asset and increase in additional paid in capital.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2009.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 16, 2012, the Kingdom of Spain filed a motion with the district court for an award of attorney’s fees and costs related to the “Black Swan” case. We are opposing the motion vigorously and have submitted substantial arguments in opposition. However, we cannot predict the court’s ruling at this time.

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. Management is currently not aware of any claims or suits that will have a material adverse impact on its financial position or its results of operations.

Trends and Uncertainties

Our 2012 business plan contained assumptions which include several of our planned projects are being funded through project debt-type financings, syndications or other partnership opportunities. The business plan expenses included a 90-day charter agreement which we executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects. The charter was extended for approximately another 30 days. We have recently renewed our term loan with Fifth Third Bank which increased our existing term loan from $3 million to $5 million through July 2013. We amended our senior convertible note and received an additional $8 million in May 2012. In July we executed an agreement with Fifth Third Bank which provided $10 million of Gairsoppa project financing collateralized with a portion of the silver from the project. We are expecting to receive cash proceeds of approximately $41 million from Gairsoppa silver sales in 2012. We are contracted to pay the United Kingdom approximately $5 million as well as approximately $15 million to Galt Resources, LLC. We also paid the Fifth Third Bank $10 million from the silver proceeds in October 2012. We are in the process of discussing other finance opportunities, including the renewal of the term and mortgage loans, with Fifth Third Bank for 2013. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2012 and into the first quarter of 2013 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales, syndicated projects and other potential financing arrangements. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, realizing capital gains from our investments in other business opportunities or to generate income from mineral exploration activities, charters or other projects. However, it is likely that we could monetize a significant amount of cash from our existing shipwreck projects or the sale of equity in our mining projects in 2012 or 2013 which would fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have always been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in the future.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Term loan	$5,000,000	$3,000,000
Project term loan	10,000,000	—
Face value $10,000,000, 8% Convertible Senior Note Payable	7,558,049	5,316,328
Face value $8,000,000, 9% Convertible Senior Note Payable	4,830,825	—
Mortgage payable	1,995,332	2,176,727

	$29,384,206	$10,493,055

Term Loan

On May 4, 2011, we amended our revolving credit facility with Fifth Third Bank (the “Bank”) to replace it with a $5 million term loan with a maturity date of April 23, 2012. A principal payment of $2 million was due and paid prior to August 1, 2011, with the remainder due by maturity. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was paid at closing. Restricted cash amounts are not required to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement (mortgage payable) for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we were required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. All additional principal payments have been made.

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

The latest amended term loan is secured by approximately 26,700 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants included: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval.

Project Term Loan

On July 9, 2012, we entered into a project term loan agreement with Fifth Third Bank that provided a credit facility of up to $10.0 million. The facility will mature on January 31, 2013. This project term loan bears interest at a floating rate equal to the one month LIBOR rate plus 500 basis points. We are able to make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was paid at closing. A restricted cash deposit of $500,000 was established to cover interest payments over the term (See Note C).

The term loan is secured by $15.0 million worth of silver recovered from either the SS Gairsoppa or the SS Mantola shipwreck projects. We are required to comply with a number of customary covenants. An advance against the term loan of $5 million was available when at least $10.0 million worth of silver was recovered, and a second advance of $5.0 million was available when at least $15.0 million worth of silver in total was delivered to the port of entry. We took the entire $10.0 million draw against the facility on July 17, 2012. The proceeds from this project term loan were used to fund the project recovery costs. The term loan was paid in October 2012.

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

During the second quarter the Holder of the Initial Note elected to apply the payment of principal due during the period to the principal balance due on the Additional Note described below. The principal balance of the Initial Note at September 30, 2012 was $10,000,000.

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

Additional Note

On May 10, 2012, we issued a second senior convertible note, referred to as the Additional Note, in the original principal amount of $8.0 million, and the number of shares of Odyssey’s common stock issuable upon exercise of the warrant increased to

1,562,600. The additional note bears interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The additional note will amortize in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The Additional Note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the Additional Note. The initial conversion price of the Additional Note is $3.74, subject to reset on the earlier of the date the registration statement registering the offer and sale of the common stock issuable under the notes and the warrants becomes effective and a prospectus contained therein shall be available for the resale by the holder of all of the registrable securities or the six-month anniversary of the additional closing date. The registration statement was declared effective on July 6, 2012 and there was no reset to the conversion price of the Additional Note. The principal balance of the Additional Note at September 30, 2012 was $5,757,042.

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

ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the conversion option and related conversion reset price protection, the Company’s redemption privilege, and certain redemption rights that were indexed to equity risks. The conversion option and conversion reset price protection, along with the redemption features bearing risks of equity, were not clearly and closely related to the host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

The Warrant has a term of five and one-half years and at inception, had an initial exercise price of $4.32. The contractual exercise price is subject to adjustment for both traditional recapitalization events and was reset on the sixth month anniversary of issuance to $3.60 per share. Although the warrant did not fall within the scope of ASC 480, the warrant required derivative liability accounting because the conversion price reset protection terms are not consistent with the definition for financial instruments indexed to a company’s own stock

Based on the previous conclusions, we allocated the cash proceeds first to the derivative components at their fair values (see NOTE M) with the residual allocated to the host debt contract, as follows:

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the three and nine months ended September 30, 2012 amounted to $1,359,855 and $3,327,204, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See Note M for information about our derivatives.

NOTE J – STOCKHOLDERS’ DEFICIT

Common Stock

During the three-month period ended September 30, 2012, we issued 741,971 shares of common stock, valued at $2,347,826, representing payment for principal on our Initial Note and Additional Note as described in Note I.

During the three-month period ended September 30, 2012, we issued 287,500 shares of common stock to four accredited investors upon exercise of 287,500 outstanding warrants. We also issued 140,000 shares of common stock for the conversion of 1 share of Series G Convertible Preferred Stock and 8,900 shares of common stock upon the exercise of stock options from the employee stock incentive plan.

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

Stock-Based Compensation

We have two stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan (“Plan”). The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that plan but any granted and unexercised options will continue to exist until exercised or expired. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amendments to the Plan were approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, the stockholders approved the addition of 3,000,000 shares to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the nine-month periods ended September 30, 2012 and 2011 was $1,298,231 and $1,347,471, respectively and for the three-month periods ended September 30, 2012 and 2011 was $380,143 and $449,157, respectively.

The weighted average estimated fair value of stock options granted during the three-month period ended September 30, 2012 was $2.09. We did not issue stock options in the three-month period ended September 30, 2011. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

September 30, 2012
Risk-free interest rate	.56%
Expected volatility of common stock	71.43%
Dividend yield	0%
Expected life of options	4.1 years

NOTE K – DEFERRED REVENUE

From time to time, we enter into marine search services contracts associated with shipwreck and deep-sea mining projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. The marine services obligation was $3,545,140 at each period ended for September 30, 2012 and December 31, 2011 and will be recognized as revenue over the period of time the contractual marine services are provided. The balance at September 30, 2012 of $6,671,829 also includes the remaining Galt Revenue Participation Right of $3,126,689 which is to be amortized into revenue over the expected cash flow stream as it relates to the Galt investment described in detail in NOTE N. Currently the expected Galt cash flow stream is expected to be completed during the fourth quarter of 2012.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At September 30, 2012, our uninsured cash balance was approximately $1,564,488.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately $1,200 per month until maturity in July 2013. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately $4,200 per month until maturity in July 2013. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of September 30, 2012 and December 31, 2011 and the amounts that were reflected in our income related to our derivatives for the three-month and nine-month periods ended September 30, 2012 and 2011:

	September 30, 2012	December 31, 2011
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$2,638,514	$2,521,422
Series G Convertible Preferred Stock	—	158,711

	2,638,514	2,680,133

Warrant derivatives
Senior Convertible Notes	2,369,063	1,898,785
Series G Convertible Preferred Stock	2,268,525	2,754,375

	4,637,588	4,653,160

Total derivative liabilities	$7,276,102	$7,333,293

	September 30, 2012	December 31, 2011
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	4,665,850	2,673,797
Series G Convertible Preferred Stock	—	140,000

	4,665,850	2,813,797

Warrant derivatives
Senior Convertible Notes	1,562,500	1,302,083
Series G Convertible Preferred Stock	2,325,000	2,325,000

	3,887,500	3,627,083

Total common shares linked to derivative liabilities	8,553,350	6,440,880

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$2,274,033	$—	$1,174,205	$—
Series G Convertible Preferred Stock	286,355	1,185,555	158,711	740,208
Warrant derivatives	2,241,494	564,454	379,114	425,179

Total derivative income (expense)	$4,801,862	$1,750,009	$1,712,030	$1,165,387

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Notes and classified in liabilities:

	September 30, 2012	December 31, 2011
Quoted market price on valuation date	$3.15	$2.74
Contractual conversion rate	$3.17 - $3.74	$3.74
Range of effective contractual conversion rates	NA	$2.74 - $2.89
Contractual term to maturity	1.58 Years	2.33 Years
Implied expected term to maturity	1.32 – 1.43 Years	2.06 Years
Market volatility:
Range of volatilities	21.4% - 70.1%	55.6% - 101.8%
Range of equivalent volatilities	44.6% - 57.0%	78.9% - 84.3%
Contractual interest rate	8.0% - 9.0%	8.0%
Range of equivalent market risk adjusted interest rates	8.02% - 9.08%	8.0% - 8.1%
Range of equivalent credit risk adjusted yields	0.39% - 2.03%	3.1% - 3.5%
Risk-free rates	0.17% - 0.31%	0.01% - 0.25%

The effective contractual conversion rates on December 31, 2011 gave effect to the conversion price reset related to the Additional Notes, six months from their inception date, and were derived using a Random-Walk Brownian Motion Stochastic Process. In this process, the expected mean selling price of the Company’s common stock on the reset date was estimated at a range of $2.49 - $2.63 as of December 31, 2011. Once the registration statement was declared effective on July 6, 2012, the conversion price was no longer subject to reset.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Series G Convertible Preferred Stock and classified in liabilities:

	September 30,		December 31,
	2012 (1)	2011	2011
Quoted market price on valuation date	$3.17	$2.46	$2.74
Contractual conversion rate	$1.78	$1.78	$1.78
Implied expected term	0.29 Years	0.70 Years	0.46 Years
Market volatility:
Range of volatilities	34.0% - 72.3%	69.73% - 125.36%	49.5% - 101.8%
Equivalent volatility	47.1%	104.27%	74.1%
Market risk adjusted interest rate:
Range of rates (including premiums)	19.0% - 35.0%	12.0% - 32.00%	13.0% - 32.0%
Equivalent market risk adjusted interest rate	20.8%	14.46%	15.3%
Credit risk adjusted yield rate:
Range of rates	1.3% - 1.8%	3.21% - 4.85%	3.1% - 3.7%
Equivalent credit-risk adjusted yield rate	1.4%	3.20%	3.1%
Risk free rates using zero coupon US Treasury Security rates:
Range of rates	0.06% - 0.17%	0.13% - 0.42%	0.12% - 0.25%

(1)	The calculation of the fair value of the embedded derivative was carried out as of July 13, 2012, which was the redemption date.

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended September 30, 2012 and 2011.

	Nine Months ended September 30,
	2012	2011
Balances at January 1	$2,680,133	$4,075,344
Issuances:	1,291,298
Expirations from redemptions of host contracts reflected in income	(650,627)	(676,718)
Changes in fair value inputs and assumptions reflected in income	(682,289)	(63,490)

Balances at September 30	$2,638,515	$3,335,136

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and utilized in the Binomial Lattice process are as follows for both the issuance dates of the warrants and September 30, 2012 and 2011 and December 31, 2011:

	September 30,		December 31,
	2012	2011	2011
Linked common shares	1,800,000	1,800,000	1,800,000
Quoted market price on valuation date	$3.15	$3.13	$2.74
Contractual exercise rate	$2.50	$2.50	$2.50
Term (years)	1.03	2.03	1.78
Range of market volatilities	38.9% - 68.1%	69.7% - 129.5%	56.8% - 101.6%
Risk free rates using zero coupon US Treasury Security rates	0.06% - 0.17%	0.02% – 0.43%	0.02% – 0.25%

	September 30,		December 31,
	2012	2011	2011
Linked common shares	525,000	525,000	525,000
Quoted market price on valuation date	$3.15	$3.13	$2.74
Contractual exercise rate	$2.75	$2.75	$2.75
Term (years)	1.54	2.50	2.28
Range of market volatilities	38.7% - 69.2%	76.6% - 117.6%	56.9% - 94.0%
Risk free rates using zero coupon US Treasury Security rates	0.06% - 0.20%	0.02% – 0.43%	0.02% – 0.25%

	September 30, 2012	December 31, 2011
Linked common shares	1,562,500	1,302,083
Quoted market price on valuation date	$3.15	$2.74
Contractual exercise rate	$3.60	$4.32
Term (years)	4.60	5.35
Range of volatilities	54.2% - 71.0%	67.2% - 87.5%
Risk free rates using zero coupon US Treasury Security rates	0.10% - 0.47%	0.02% - 0.83%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	60.0%

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
	2012	2011
Balances at January 1	$4,653,160	$2,287,800
Issuances	363,542	906,150
Changes in fair value inputs and assumptions reflected in income	(379,114)	139,275

Balances at September 30	$4,637,588	$3,333,225

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE N – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC	3,756,250	7,512,500

Total participating revenue rights	$4,643,750	$8,400,000

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. The agreement originally allowed Galt to select only one project but an agreement was subsequently reached permitting Galt to bifurcate their selection between two projects, the SS Gairsoppa and HMS Victory. Galt will receive an amount equal to 50% of our net proceeds on the SS Gairsoppa project until they receive two times their initial investment of $7,512,500. Galt will also receive an amount equal to 50% of our net proceeds, if any, on the HMS Victory project until they receive two times their initial investment and thereafter will receive 7.5125% of our net proceeds from the HMS Victory project. The Galt invested balance will be amortized to revenue over the expected cash flow stream of the selected project. During the three-month period ended September 30, 2012, we recovered approximately 48 tons of silver from the SS Gairsoppa and commenced the refining process which allows us to sell this silver into London’s bullion market on behalf of the United Kingdom Government. The refining process commenced September 2012 and is expected to be completed during the fourth quarter of 2012. During this time, the proceeds we receive from the sale of silver into London’s bullion market will be allocated accordingly between us, Galt and the United Kingdom Government based on contractual terms. During September 2012, we received first proceeds of $5,036,489 of which 50%, $2,518,244 has been allocated to Galt while the other 50% was allocated toward our recovery cost recapture discussed in NOTE D. Galt’s $2,518,244 represents 17% of the total $15,025,000 due. The $2,518,244 is due Galt in November 2012 and is included in Accrued expenses and other in our September 30, 2012 balance sheet. This first cash proceeds allowed us to amortize $629,561 (17% of $3,756,250) into revenue for the three-month period ended September 30, 2012. During the three-month period ending December 31, 2012, based on the expected cash flows resulting from the refining process, we expect to receive sufficient cash flow to allocate the remaining $12,506,756 to the Galt investment, thus allowing us to amortize the remaining $3,126,689 into revenue for the three-month period ending December 31, 2012. This $3,126,689 is included in the Deferred Revenue balance of $6,671,829 at September 30, 2012, see NOTE K.

NOTE O — REDEEMABLE SERIES G PREFERRED STOCK

During October 2010, we designated and issued 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”) as further discussed below. In April 2011 and October 2011, we redeemed 3 and 20 shares, respectively, from certain holders of the Series G Preferred for cash of $757,500 and $5,065,556, respectively, under the terms and conditions of the Series G Preferred Certificate of Designation. At the time of redemption, the carrying value of these shares of Series G Preferred amounted to $558,926 and $5,000,000, respectively. We recorded the difference between the redemption values paid and the carrying values amounting to $198,574 and $65,556, respectively, as a deemed dividend in paid-in capital. See NOTE K for our accounting for the associated compound embedded derivative that had been bifurcated and classified in liabilities. During July 2012, the remaining 1 share of Series G Convertible Preferred Stock was converted into 140,000 shares of common stock. As of September 30, 2012 and December 31, 2011, 0 and 1 share of Series G Convertible Preferred Stock remains outstanding, respectively.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. Accretion during the year ended December 31, 2011 amounted to $1,789,403 and there has been no further accretion during the nine months ended September 30, 2012

Dividends on the Series G Preferred are recorded when they are declared. Cumulative dividends from the inception date of the transactions to September 30, 2012 amounted to $525,556 of which none are arrears on September 30, 2012.

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

Operational Update

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Reports for the period ended March 31, 2012 and June 30, 2012. Only projects with material status updates since those report were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our owned vessel, the Odyssey Explorer, or chartered vessels to conduct operations based on availability.

HMS Victory Project

In 2008, Odyssey discovered HMS Victory (lost 1744) and is, as recognized by the owner and under maritime law, salvor-in-possession of the wreck. After a period of joint consultation between the UK Ministry of Defense (MOD) and the UK Department for Culture, Media and Sport, and a public consultation period, the title to the HMS Victory was transferred to the Maritime Heritage Foundation in January 2012. The Foundation, a charity established to locate shipwrecks, investigate, recover and preserve artifacts to the highest archaeological standards and to promote knowledge and understanding of Britain’s maritime heritage, has now assumed responsibility for the future management of the wreck site. The Foundation has contracted with Odyssey to provide a full range of archaeological, recovery, conservation and other services.

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

A report was provided to the Foundation and the UK MOD that details monitoring of the site conducted by Odyssey and Wreck Watch International between 2008 and early 2012. The report includes evidence, including photographs, of additional damage to the site since 2008 caused by human and natural forces. This report was published in June 2012 and is available here http://shipwreck.net/victorypapers.php. We also provided a revised archaeological project design, developed as a result of the impact report, to the Maritime Heritage Foundation. This revised project design has been approved by the Foundation’s Scientific Advisory Committee, chaired by marine archaeologist; Dr. Margaret Rule. The Foundation has been informed that it should expect a response shortly from the government.

Reports detailing the phased archaeological operations at the shipwreck site will be provided to the Maritime Heritage Foundation after the completion of each phase.

While awaiting final feedback on the proposal, the Odyssey Explorer is conducting search and target inspection operations in a section of the “Atlas” survey area, which is a continuation of our extensive survey of a large area in the English Channel and Western Approaches where a number of high value shipwrecks have been lost throughout history.

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport. The contract was awarded after a competitive bid process. This contract has been extended to allow recovery operations to continue through 2013.

The SS Gairsoppa was a 412-foot steel-hulled British cargo ship that was torpedoed by a German U-boat in February 1941 while enlisted in the service of the UKG Ministry of War Transport. Contemporary research and official documents indicate that the ship was carrying £600,000 (1941 value) or up to 7 million total ounces of silver, including over 3 million ounces of private silver bullion insured by the UKG. The British Ministry of War Transport paid a War Risk Insurance Claim for £325,514 (in 1941 value) for 2,817 bars of silver that was reported to be on board the Gairsoppa when she sank. The UKG only paid this insurance on privately owned cargo. Any cargo owned by the UKG would not have been insured through the War Risk Insurance Office.

Under the recovery contract, Odyssey assumes the risk, expense, and responsibility for the search, cargo recovery, documentation, and marketing of the cargo. Any monetary proceeds from the salvage will first be applied to reimbursement of Odyssey’s search, recovery and processing expenses. Any remaining monetary proceeds will next be divided with Odyssey retaining 80% of the net salved value, and 20% retained by the UKG.

Search operations began in July 2011. On September 26, 2011, we announced confirmation of the identity and location of the SS Gairsoppa approximately 300 miles southwest of Galway, Ireland in waters approximately 4700 meters deep.

Initial recovery operations began aboard the MV Seabed Worker on June 4, 2012 and ended on September 23, 2012 due to deteriorating weather conditions in the North Atlantic and a previous commitment of the Seabed Worker to another charter. During 2012 operations, a total of 1,218 silver ingots, weighing approximately 1.4 million troy ounces, were recovered from the SS Gairsoppa, as well as several hundred artifacts which have been declared to the UKG Receiver of Wreck.

During the 83 operational days of this period (days not affected by weather delays, transit or time in port), 71 days were spent surgically opening and clearing approximately 70% of the holds and compartments of the SS Gairsoppa which were suitable for transporting silver cargo. These areas were opened and inspected using the ROV controlled hydraulic shears, deck removal tool and small grab system operated from nearly three miles above the shipwreck site. Based on experience and data gained this season, and armed with improved tools and technology, it is expected that the rest of these areas can be searched and cleared within 30-45 operational days upon Odyssey’s return to the site in 2013.

The silver bullion recovered is being refined and sold on the London Metals Exchange. The first sale occurred in September 2012 and all silver remaining is expected to be sold in the fourth quarter 2012 (approximately $41 million in proceeds). Some of the silver may be used in numismatic or collectible coins which may provide extra revenue to the company above and beyond bullion value.

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

Operations on the Mantola were planned in conjunction with operations on the SS Gairsoppa under the umbrella of “North Atlantic Expedition 2012”. Operations on the Mantola were conducted to test ship and equipment capabilities during 12 days early in the expedition. Recovery operations on the Mantola are planned to continue immediately after completion of Gairsoppa recovery operations during the 2013 season.

Commodity Wreck Program

On September 20, 2012, we announced project approval and salvage contracts from ship owners for a multi-year commodity shipwreck program with a potential total recovery value of more than $230 million based upon current commodity prices and related assumptions. The company has negotiated salvage contracts with ship owners that will award 90% of the net recovered cargo value to Odyssey for four separate deep-ocean shipwrecks carrying valuable commodities when they sank. There are additional valuable shipwrecks that do not require salvage agreements that can be added to the program and undertaken while Odyssey has a ship and equipment nearby.

Planning is underway to assemble the necessary ship and equipment for the recovery of these cargoes, which is targeted to begin in 2013.

Robert Fraser Projects

Odyssey is currently working on the initial phase of a verification project under a contract executed in first quarter 2011 with certain client companies of Robert Fraser & Partners utilizing a chartered ship.

Subsea Mineral Mining Exploration Projects

We currently own 6.2 million shares of Neptune Minerals, a company focused on discovering and commercializing high-value mineral deposits. To-date Neptune Minerals has been successful in attracting the investment capital required to fund mineral exploration expeditions and is currently conducting a drilling program on one of their highly prospective tenement areas. Neptune’s capital raise, completed in December 2011, was at $12 per share of Class B common stock. Neptune Minerals recently completed another private placement for approximately $17 million at $17.50 per share. Our current ownership is approximately 30%.

In May 2012 we received our final cash payment of $1 million for charter services from Chatham Rock Phosphates, Ltd. We also received 9.3 million shares of Chatham Rock Phosphate Ltd. common stock for charter services valued at $1.7 million (12.2 % of Chatham shares outstanding). Chatham Rock Phosphate Ltd currently holds a license covering over 4,000 square kilometers off the coast of New Zealand believed to have significant seabed deposits of rock phosphate and other potentially valuable minerals. Since our share acquisition, the stock price has approximately doubled in value. Also, other major investors have acquired shares that have diluted our position to approximately 7.3%.

The Dorado Discovery is currently working on an environmental survey and mineral exploration project in the Pacific Ocean.

Recent Activities

Odyssey expects to announce within the fourth quarter one or more agreements with a country or countries granting exclusive exploration rights for geographic regions thought to contain high value shipwrecks or other valuable resources or assets.

According to the agreements, Odyssey will bear the costs and risk associated with these projects and will follow archaeological guidelines and the project design submitted to the governments. If the target shipwreck(s) are located, Odyssey will have an exclusive license to recover the underwater cultural heritage and will receive a salvage award as negotiated, similar to prior Odyssey projects. In the case of contracts related to mineral exploration or assets other than shipwrecks, the company will conduct survey operations and recoveries pursuant to contracts to be issued.

We also recently completed a shipwreck search expedition utilizing new sonar technology and are extremely pleased with the results produced by the new technology, which produces super high resolution images of targets even in very difficult underwater terrain. This technology shows strong potential to significantly enhance our future search capability. Several promising targets were acquired during this program and after further analysis an inspection program will be developed to further examine these targets.

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

“Black Swan” Arrest

The Eleventh Circuit Court of Appeals upheld the dismissal of the case by the United States Federal District Court for the Middle District of Florida finding no subject matter jurisdiction under the Foreign Sovereign Immunities Act. Without concluding that the coins and artifacts recovered were owned by the Kingdom of Spain, the Court upheld the order to transfer all property to Spain based upon a finding that it was once carried aboard the Nuestra Senora de Las Mercedes, a Spanish naval vessel. The United States Supreme Court declined to hear the case. On February 23, 2012, Odyssey complied with the Court’s order by transferring the coins and artifacts to Spain. On April 16, 2012 Spain filed a motion with the district court for an award of unspecified fees and costs (footnoted roughly $4 million). We are opposing the motion vigorously and have submitted substantial arguments in opposition. However, we cannot predict the court’s ruling at this time.

All of Odyssey’s significant filings to-date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

Unidentified Shipwreck (Bray Case)

On August 15, 2012, the district court dismissed this case once again, finding that the Plaintiff had failed to state a cause of action upon which relief could be granted. The Plaintiff has filed a notice of appeal stating that he intends to once again appeal the dismissal. We will continue to vigorously defend against what we consider to be a frivolous claim.

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

Three-months ended September 30, 2012, compared to three-months ended September 30, 2011

Increase/(Decrease)			2012 vs. 2011
(Dollars in millions)	2012	2011	$		%
Artifact sales and other	$.7	$.2		$.5	215%
Exhibit	.1	—		—	78
Expedition charter	.2	5.7		(5.5)	(97)

Total revenue	$.9	$5.9		$(5.0)	(84)%

Cost of sales	$.1	$.1	$	(—)	(44)%
Marketing, general and administrative	3.0	2.3		.7	30
Operations and research	(3.0)	7.5		(10.5)	(140)

Total operating expenses	$—	$9.9		$(9.9)	(100)%

Other income (expense)	$2.9	$(1.2)		$4.0	347%

Net income (loss)	$3.8	$(5.1)		$8.9	174%

The explanations that follow are for the three-months ended September 30, 2012, compared to the three-months ended September 30, 2011.

Revenue

The decrease in total revenue of $5.0 million was primarily related to a decrease in expedition charter revenue of $5.5 million and an increase in artifact sales & other of $.5 million. The decrease in expedition charter revenue in 2012 was associated with our subsea mineral mining charters primarily related to Neptune Minerals charter services in 2011 ($5.3 million) and a reduction of Robert Fraser shipwreck projects ($.4 million). Also, our operational efforts in 2012 were focused on our shipwreck recovery projects (i.e., Gairsoppa, Mantola and HMS Victory).

The increase in artifact and other sales of $.5 million in 2012 was due to an increase in other revenue of $.6 million associated with the deferred revenue from the Gairsoppa project offset by a reduction in artifact sales of $.1 million.

Operating Expenses

Marketing, general and administrative expenses were $3.0 million in 2012 as compared to $2.3 million in 2011. The increase of $.7 million primarily represented an increase in our professional fees and services (.5 million) and an increase in employee-related expenses ($.2 million).

Operations and research expenses had a credit balance of $3.0 million in 2012 as compared to $7.5 million in 2011. The decrease in operating and research expenses of $10.5 million primarily represented a recoupment of Gairsoppa project search and recovery costs of $17.8 million which have been recovered based upon silver proceeds from the project in 2012. Other favorable variances of $2.9 million include the Ocean Alert which was sold in 2011 and not utilized in 2012 ($1.0 million) and the charter vessel RV Yuzhmorgeologiya utilized in 2011 only ($1.9 million).

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining which has since been written down to zero. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The favorable other income variance of $4.0 million in the third quarter of 2012 was primarily related to a favorable impact on the fair value of the derivative financial instruments ($3.1 million, see Note M). Also included in other income (expense) was a favorable impact of $2.9 million on the loss on equity investment since the investment had been written down to zero in 2011. This favorable impact was offset by unfavorable interest expense variance of $1.8 million which primarily related to the interest accretion on the senior convertible note payable ($1.4 million), interest payable on the convertible note ($.3 million) and other interest ($.1 million).

Nine-months ended September 30, 2012, compared to nine-months ended September 30, 2011

Increase/(Decrease)			2012 vs. 2011
(Dollars in millions)	2012	2011	$	%
Artifact sales and other	$.9	$.7	$.2	32%
Exhibit	.2	.1	.1	51
Expedition charter	4.2	14.0	(9.8)	(70)

Total revenue	$5.3	$14.8	$(9.5)	(64)%

Cost of sales	$.2	$.3	$(.1)	(45)%
Marketing, general and administrative	7.8	6.9	.9	13
Operations and research	11.7	16.2	(4.6)	(28)

Total operating expenses	$19.7	$23.5	$(3.8)	(16)%

Other income (expense)	$(2.8)	$(3.6)	$(.7)	(20)%

Net income (loss) before income tax	$(17.3)	$(12.2)	$5.0	41%

The explanations that follow are for the nine-months ended September 30, 2012, compared to the nine-months ended September 30, 2011.

Revenue

The decrease in total revenue of $9.5 million was primarily related to a decrease in expedition charter revenue of $9.8 million and an increase in artifact sales & other of $.2 million. The decrease in expedition charter revenue in 2012 was associated with our subsea mineral mining charters primarily related to Neptune Minerals ($6.7 million) and a reduction of Robert Fraser shipwreck projects ($2.8 million). The expedition charter revenue of $4.2 million in 2012 was primarily associated with a subsea mineral mining charter with Chatham Rock Phosphates off the coast of New Zealand. The expedition charter revenue in 2011 of $14.0 million related to subsea mineral mining charters with Neptune Minerals. Also, our operational efforts in 2012 were focused on our shipwreck recovery projects (i.e., Gairsoppa, Mantola and HMS Victory).

The increase in artifact and other sales of $.2 million in 2012 was due to an increase in other revenue of $.6 million associated with the deferred revenue from the Gairsoppa project offset by a reduction in artifact sales of $.4 million.

Operating Expenses

Cost of sales decreased by $.1 million in 2012 versus 2011 due to fewer silver coins sold in the first quarter 2012 versus 2011.

Marketing, general and administrative expenses were $7.8 million in 2012 as compared to $6.9 million in 2011. The increase of $.9 million primarily represented an increase in our professional fees and services (.7 million) and an increase in employee-related and other expenses ($.2 million).

Operations and research expenses were $11.7 million in 2012 as compared to $16.2 million in 2011. The decrease in operating and research expenses of $4.6 million primarily represented a recoupment of Gairsoppa project search and recovery costs of $17.8 million which have been recovered based upon silver proceeds from the project in 2012. Other favorable variances of $3.6 million include the Ocean Alert which was sold in 2011 and not utilized in 2012 ($1.8 million) and the charter vessel RV Yuzhmorgeologiya which was utilized in 2011 only ($1.9 million).

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining which has since been written down to zero. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The favorable other income variance of $.7 million in 2012 was primarily related to a favorable impact on the fair value of the derivative financial instruments ($.5 million, see Note M). Also included in other income (expense) was a favorable impact of $4.5 million on the loss on equity investment since the investment had been written down to zero in 2011. This favorable impact was offset by unfavorable interest expense variance of $4.3 million which primarily related to the interest accretion on the senior convertible note payable ($3.1 million), interest on the convertible note ($.9 million) and other interest ($.3 million).

Liquidity and Capital Resources

	Nine-Months Ended
(Dollars in thousands)	September 2012	September 2011
Summary of Cash Flows:
Net cash used by operating activities	$(24,778)	$(9,236)
Net cash used by investing activities	(854)	(559)
Net cash provided by financing activities	19,808	19,605

Net increase (decrease) in cash and cash equivalents	$(5,823)	$9,811
Beginning cash and cash equivalents	7,972	236

Ending cash and cash equivalents	$2,148	$10,046

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2012 was $24.8 million. This amount primarily reflected an operating loss of $17.3 million offset in part by non-cash items of $4.1 million including depreciation and amortization ($1.2 million), share-based compensation ($1.3 million), notes payable interest accretion and loan fee amortization ($3.3 million), favorable change in the fair value of derivative liabilities ($1.7 million decrease to Net Loss, see NOTE M). Other working capital changes (including non-current assets) also provided a decrease in working capital of $11.6 million. These changes primarily included a net increase in current assets of $15.7 million (relating to the $15.3 million in accounts receivable primarily relating to silver proceeds receivable from the Gairsoppa project and $.3 million increase in restricted cash). These increases in net current assets were offset by net increases of current liabilities of $4.1 million (primarily relating to increases in accounts payable and accrued expenses of $4.7 million offset by $.6 million decrease in deferred revenue relating to the Gairsoppa Project). The increase in accounts payable and accrued expenses was primarily related to charter agreements and amounts payable under contractual commitments for the Gairsoppa project.

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

Cash flows used in investing activities for the first nine months of 2012 and 2011 were $.9 million and $.6 million, respectively, which primarily represented the purchase of marine property and equipment in both periods.

Cash flows provided by financing activities for the first nine months of 2012 were $19.8 million which primarily represented $10 million from the Gairsoppa project financing from Fifth Third Bank in July 2012 and $2.0 million proceeds from the additional term loan with Fifth Third Bank in March 2012, offset by repayment of mortgage and loans payable ( $.2 million). Also in April 2012, we received $8.0 million additional proceeds from the second tranche of the Senior Convertible Note (Additional Note). Cash flows provided by financing activities for the first nine months of 2011 were $19.6 million which primarily represented proceeds from the issuance of common stock ($15.6 million) and an increase in deferred revenue from revenue participation rights on the Galt project ($7.5 million, see NOTE N). The deferred income increase represented the proceeds from the Galt project which will be amortized into income when earned. Other uses which offset the aforementioned proceeds included redemption of a portion of the outstanding Series G convertible preferred stock ($.8 million), preferred dividends ($.2 million), and repayment of mortgage and loans payable ($2.5 million). A principal loan payment of $2.0 million was paid in August 2011 on the revised bank term loan which closed in May 2011 (see Other Cash Flow and Equity Areas below).

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2012, we had cash and cash equivalents of $2.1 million, a decrease of $5.8 million from the December 31, 2011 balance of $8.0 million.

On November 8, 2011, we entered into a securities purchase agreement with one institutional investor pursuant to which Odyssey issued and sold a senior convertible note in the original principal amount of $10.0 million and a warrant to purchase up to 1,302,083 shares of Odyssey’s common stock for an aggregate purchase price of $10.0 million. Subject to the satisfaction of conditions set forth in the securities purchase agreement, Odyssey had the right to require the investor to purchase an additional senior convertible note in the original principal amount of up to $5.0 million on the six-month anniversary of the initial closing date. The indebtedness evidenced by the Notes bears interest at 8.0% percent per year, payable quarterly, and matures on the 30-month anniversary of the initial closing date. (See Note I to the Consolidated Financial Statements).

In April 2012, we delivered an additional closing notice under the securities purchase agreement that was executed in November 2011 when we issued and sold the investor a senior convertible note in the original principal amount of $10.0 million and warrants in amounts as stated above. In connection with the delivery of the additional closing notice, the original agreement was amended to increase the additional second tranche of the note to $8 million. The additional note bears interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The additional note will be amortized in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The additional note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the additional note. The conversion price of the additional note is $3.74. The number of shares of Odyssey’s common stock issuable upon exercise of the warrant increased to 1,562,500.

During December 2011, we chartered the Dorado Discovery vessel to Chatham Rock Phosphate, Ltd. for $1.2 million in relation to deep-ocean surveying. The charter permitted Chatham to pay for services in either cash or common shares of their company. At December 31, 2011, Chatham was planning on a financing to pay for the charter. We did not record the revenue from this charter because of their liquidity and capital positions at that time. Chatham completed a portion of their financing in the first quarter of 2012 and remitted the $1.2 million payment. In addition, during March 2012, Chatham remitted $1.8 million for charter services performed in the first quarter 2012. An amount due of an additional $1 million was paid in May for services rendered in January 2012. In June, Chatham executed the option to pay the remaining charter balance of $1.7 million in stock and Odyssey received 9.3 million shares, or 12.2% of the company.

We are expecting to receive cash proceeds of approximately $41 million from Gairsoppa silver sales in 2012. We are obligated to pay the United Kingdom (UKG) approximately $5 million and approximately $15 million to Galt Resources, LLC. We also paid the Fifth Third Bank $10 million of project financing from the silver proceeds in October 2012. The remaining $11 million will be used for working capital purposes. The income statement impact is different than the cash flow as we estimate a $25 million favorable income statement impact from the Gairsoppa project in 2012. The third quarter 2012 favorable impact on the income statement was $18.4 million. This included project expense credits of $17.8 million which will be reimbursed from cash proceeds. Also, an additional $.6 million was amortized to artifact sales and other from deferred revenue representing the portion of Galt Resources, LLC deferred revenue earned through September 30, 2012. In the fourth quarter 2012 the favorable impact on the income statement is estimated to be approximately $7 million based upon current silver prices. This represents the remaining deferred revenue for the Gairsoppa project of $3.1 million which will be amortized to artifact sales and other. The additional $4 million of revenue represents estimated additional silver sales earned on the project in the fourth quarter 2012 (i.e., total silver cash proceeds less UKG and Galt Resources, LLC contractual payments less project search and recovery operating expenses reimbursed of $17.8 million).

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

On July 9, 2012, Odyssey Marine Exploration, Inc. entered into a project term loan agreement with Fifth Third Bank that provides a credit facility of up to $10.0 million. The facility will mature on January 31, 2013. The term loan bears interest at a floating rate equal to the one month LIBOR rate plus 500 basis points. Odyssey may make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 would be required to cover any potential interest payments if the full amount of the term loan is advanced. The term loan will be secured by approximately $15.0 million worth of silver recovered from either the SS Gairsoppa or the SS Mantola shipwreck projects. The Company is required to comply with a number of customary covenants. The proceeds of the credit facility were used to fund the project recovery costs. The company took a $10 million draw against the facility on July 17, 2012. Based upon silver proceeds from the Gairsoppa project, we paid the project term loan in October 2012.

Trends and Uncertainties

Our 2012 business plan contained assumptions which include several of our planned projects are being funded through project debt-type financings, syndications or other partnership opportunities. The business plan expenses included a 90-day charter agreement which we executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects. The charter was extended for approximately another 30 days. We have recently renewed our term loan with Fifth Third Bank which increased our existing term loan from $3 million to $5 million through July 2013. We amended our senior convertible note and received an additional $8 million in May 2012. In July we executed an agreement with Fifth Third Bank which provided $10 million of Gairsoppa project financing collateralized with a portion of the silver from the project. We are expecting to receive cash proceeds of approximately $41 million from Gairsoppa silver sales in 2012. We are contracted to pay the United Kingdom approximately $5 million as well as approximately $15 million to Galt Resources, LLC. We also paid the Fifth Third Bank $10 million from the silver proceeds in October 2012. We are in the process of discussing other finance opportunities, including the renewal of the term and mortgage loans, with Fifth Third Bank for 2013. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2012 and into the first quarter of 2013 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales, syndicated projects and other potential financing arrangements. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing high-value shipwrecks, realizing capital gains from our investments in other business opportunities or to generate income from mineral exploration activities, charters or other projects. However, it is likely that we could monetize a significant amount of cash from our existing shipwreck projects or the sale of equity in our mining projects in 2012 or 2013 which would fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have always been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in the future.

New Accounting Pronouncements

As of September 30, 2012, the impact of recent accounting pronouncements on our business is not considered to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 8, 2012	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer