Form 10-K
period 2012-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2013-03-12
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 W. Laurel Street, Tampa, Florida 33607

(Address of principal executive offices)

(813) 876-1776

(Registrant’s telephone number including area code)

Securities registered pursuant Section 12(b) of the Act:

Common Stock, $.0001 par value	NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 69 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2012 was approximately $255 million. As of February 26, 2013, the Registrant had 77,466,851 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on June 5, 2013.

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

ITEM 1. BUSINESS

Overview

Odyssey Marine Exploration, Inc. is a world leader in deep-ocean exploration. The company’s innovative search techniques are currently being applied to historic shipwreck projects, modern commodity shipwrecks, and mineral exploration.

Odyssey has extensive experience discovering historic shipwreck sites in the deep ocean and conducting archaeological excavations with remotely operated vehicles (ROVs). Odyssey’s historic shipwreck discoveries include the SS Republic, HMS Victory, “Black Swan,” La Marquise de Tourny, and many other unidentified shipwrecks. In 2012 we set a record for the deepest and heaviest cargo recovery from a shipwreck during our commodity salvage work on the SS Gairsoppa shipwreck with the recovery of 48 tons of silver from a site over 15,000 feet deep. In 2010, we began to leverage our core business expertise and technology for deep-ocean mineral exploration. Our expeditions in partnerships with Neptune Minerals and Chatham Rock Phosphate have resulted in the discovery of significant potentially valuable ore bodies and resource analyses and equity positions in both companies. We have also begun to develop other deep-ocean mineral projects and are the majority owner of Oceanica, a Panamanian company in which we acquired a majority interest in February 2013. Oceanica, through a wholly owned subsidiary, has an exclusive mineral permits for an area believed to feature a valuable mineral resource.

We employ state-of-the-art technology, including side-scan sonar, multi-beam bathymetry, magnetometers, remotely operated vehicles (ROVs), and other advanced equipment that enables us to locate shipwrecks and natural resource sites at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck and geological research, government relationship development and the pioneering of techniques in deep-ocean exploration. Although we utilize technologies that have been developed at great expense in other fields, primarily the military, oil and telecommunications industries, we use our deep-ocean experience to modify and customize these technologies to create proprietary applications specific to our exploration and recovery needs.

Our shipwreck projects go through several phases, beginning with research of historical records and academic materials to establish potential target sites for search operations. Sites that meet our criteria are selected for exploratory search which may last as long as several years. If and when historic target sites are identified, we undertake an archaeological pre-disturbance survey and archaeological excavation, followed by conservation, recording, documentation, and publication/exhibition. If and when a modern commodity target is identified, surgical removal of deck plates or ship’s structure may be necessary to obtain access to the cargo to be salvaged. Commercial monetization of recovered cargo is conducted under established Admiralty Law or contract with sovereign nation governments.

The Odyssey team shares the knowledge gained through our expeditions with the world. We share this information through a variety of media including television, the Internet, books, research papers, periodicals, educational programs and traveling exhibits. We maintain several Internet sites including www.odysseymarine.com, www.odysseyminerals.com, www.shipwreck.net, www.odysseysvirtualmuseum.com and www.shipwreckstore.com. We also allow collectors to own a piece of history from a shipwreck’s cargo by offering select duplicate items, artifact replicas and collectibles that provide an opportunity for everyone interested in shipwrecks to participate in Odyssey’s fascinating discoveries at the level of their choice. Information that is included on or linked to our Internet sites is not considered part of this Annual Report.

SHIPWRECKS: Shipwreck Project and Research Criteria

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

Search Operations

Shipwreck search operations are conducted from a research vessel fitted with survey equipment and often with a Remotely Operated Vehicle (ROV). Odyssey’s ships can conduct deep-sea search operations 24 hours a day, seven days a week and have been deployed throughout the world - in the English Channel, the Mediterranean Sea, and the Atlantic and Pacific Oceans. A search typically begins with a side-scan sonar survey of the target area, which is usually paired with a magnetometer survey and multi-beam bathymetric surveys in some cases. The most interesting anomalies on the ocean floor are then inspected visually with an ROV, which sends real-time video images to monitors on the survey vessel for observation by the scientific and technical teams. These images are also downloaded and saved for additional evaluation ashore. Sometimes, it is immediately obvious whether the inspected site is of interest or not - as in the case of geology, modern debris, or when coins or valuables are readily apparent on the site. In other instances, it may take additional research and return visits to a site to arrive at probable or positive identity and to determine the next step forward.

Archaeological Excavation and Recovery

Archaeological excavation and recovery operations are conducted on historic shipwreck sites and combine ROVs with sophisticated positioning systems, cameras and specialized computer hardware and software to carefully record the location of artifacts in situ and to document the entire archaeological process as the artifacts are recovered from a shipwreck site. As they conduct robotic archaeological operations at sites hundreds and sometimes thousands of feet below the ocean surface, Odyssey’s ROV pilots are directed by marine archaeologists aboard the recovery vessel.

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

The centerpiece of Odyssey’s advanced robotic archaeology system is the ROV, which serves as the archaeologist’s eyes and hands in the deep ocean. Odyssey owns two work-class ROVs, nicknamed ZEUS and ZEUS II. The 200HP and 400 HP vehicles, respectively, are each approximately the size of a small truck; they stand about 10 feet high and weigh 8 tons. Driven by eight powerful hydraulic thrusters, they are rated to operate up to depths of 2,500 meters (8,200 ft.). Both ROVs have been custom-designed for deep-ocean archaeological survey and recovery operations, including visual inspection, pre-disturbance photographic and video documentation, scientific excavation and artifact recovery. (ZEUS II is currently being utilized to conduct deep-ocean mineral exploration and characterization work aboard the Dorado Discovery.)

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

Sharing the Story

Odyssey is committed to sharing with the public the thrill and adventure of deep-ocean exploration as well as the historical and scientific knowledge and artifacts acquired from each shipwreck project. We provide an opportunity for collectors and anyone interested in shipwreck exploration to participate in Odyssey’s fascinating discoveries by owning select duplicate shipwreck artifacts, artifact replicas or collectibles. Odyssey also shares this information through a variety of media including television, the Internet, books, research papers, periodicals, educational programs and traveling exhibits. A few of these are described as follows:

•

Exhibits - All of the culturally and archaeologically significant artifacts recovered from our shipwreck projects remain in Odyssey’s permanent collection and are available for public exhibits and further study by researchers and academia. Odyssey’s SHIPWRECK! Pirates & Treasure, an interactive multi-media exhibit, features over 500 artifacts recovered from our deep-ocean shipwreck expeditions. Visitors also are immersed in the technology and process Odyssey uses to find and recover shipwreck treasures. The exhibit is currently on display at the Museum of Science in Boston and will run through April 2013. In 2010 the exhibit was featured at two locations (Charlotte, North Carolina and Baltimore, Maryland). In 2011 the exhibit was featured at three locations (Baltimore, Maryland; Sarasota, Florida and San Antonio, Texas). In 2012 the exhibit was featured in 2 locations in 2012 (Mid America Science Museum in Hot Springs, AR and Boston. MA). We have a smaller exhibit at the New Orleans Mint and have had small displays at the Baldwin County Historical Museum in Alabama and the Museum of the History of Science at Oxford, England.

•

Television Programming - Discovery Channel’s 3-episode series “SILVER RUSH” premiered in the US in February 2013 and will be broadcast worldwide later in the year. A United Kingdom version of the series is scheduled to air on Channel 5 in the UK by mid 2013. This programming follows Odyssey’s shipwreck operations in 2012 on the SS Gairsoppa, SS Mantola and HMS Victory. Another Discovery Channel 12-epsiode series, “TREASURE QUEST” premiered worldwide in 2009 and is available for unlimited rebroadcasts at Discovery Channel’s discretion. “TREASURE QUEST” included the discovery of HMS Victory and the “Black Swan.” Both series showcase the Odyssey team as we searched for and discovered shipwrecks with unique stories to tell. The SS Republic project was featured in two National Geographic shows, a one-hour special for PBS, “Civil War Gold” and as an episode of National Geographic Ultimate Explorer.

•

Books and Other Publications - Shipwreck expeditions and projects are chronicled in various publications including books, newspaper articles, magazine features, archaeological reports, scientific articles, and professional journals. Our goal is to document thoroughly our shipwreck discoveries, while informing, entertaining and educating the general public as well as making our results accessible to the archaeological community. Two books have been published about the SS Republic shipwreck: “Lost Gold of the Republic” and “Bottles From the Deep.” Odyssey also developed and supports a number of educational programs, including shipwreck exploration and marine archaeology curriculum developed as an educational tool for our traveling exhibit, SHIPWRECK! Pirates & Treasure. The curriculum has also been used successfully as stand-alone lessons in both public and private schools. A variety of reports and publications are now available to the public, including 24 “Odyssey Papers” that are available on our website. Ten of our archaeological papers have been published by Oxbow books in a hard-cover book titled “Oceans Odyssey,” and an additional twelve papers are included in “Oceans Odyssey 2,” which became available in the second quarter of 2011. “Oceans Odyssey 3” will be available by early April 2013 and includes 6 new papers.

Sales and Marketing

Select artifacts considered “trade goods” (coins, bullion and other mass-produced cargo) are made available for sale to collectors only after conservation, thorough documentation and study. The cultural collection of artifacts is kept in our permanent collection for exhibit and further study or made available to museums or other institutions. Replicas are created of some of the permanent collection’s significant artifacts and are made available for sale to the public.

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, coins were sold to independent coin dealers who sold them through direct marketing and television outlets. The SS Republic silver coin program was re-developed in the first quarter of 2008 to take advantage of emerging research on the silver coins from the SS Republic. This included the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey continued to expand distribution channels in recent years with a broader base of coin and collectible marketers, including opening markets overseas. Given the unique collector appeal of SS Republic coins was linked to the American Civil War, to date artifact sales including coins have been predominantly U.S. domestic-based even though we have distributors throughout the world.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks. We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold coins and 47,000 silver half dollars) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2012, we have a remaining inventory of approximately 26,500 silver coins.

During 2012 and 2011, our primary source of revenue was from expedition charter services. In 2012, three customers, Chatham Rock Phosphate Ltd., JBR Recovery Limited and Galt Resources, LLC accounted for 88% of our revenue. In 2011, two customers, Neptune Minerals, Inc. and Robert Fraser Partners LLP accounted for 97% or our charter services revenue.

Archaeology and Science

Many of the shipwrecks we intend to pursue may have important historical and cultural characteristics. All historically or archaeologically significant projects undertaken will be subjected to stringent archaeological standards, thus adding to the body of knowledge of the people, the history and culture of the vessel’s time. Adherence to these principles is a core value of the Company, and in addition to satisfying international professional standards, will enhance shareholder value by increasing the economic value of the artifacts and intellectual property rights of each project.

Deep-Ocean Mineral Exploration

Odyssey has leveraged the expertise of the industry’s most experienced team of ocean explorers as well as leading deep-ocean technology to advance the science of exploration and assessment of seabed mineral deposits.

We have a long-term lease on the RV Dorado Discovery, a research vessel custom fitted to conduct deep-ocean mineral exploration. With this platform and specialized equipment, the Odyssey team has the capability to perform precision geophysical and geochemical surveys, detailed mapping, sampling, environmental assessments, drilling, and resource evaluations. The Dorado Discovery features survey, geological, exploration, technical and scientific labs as well as refrigerated sample and core storage.

There are three economically significant seabed minerals being explored by Odyssey:

Seafloor Massive Sulphides (SMS) - SMS deposits are found on the ocean floor and contain copper, zinc, gold, silver and other trace metals. SMS deposits are found in areas of active or complex tectonic or volcanogenic activity, such as near oceanic spreading centers (such as the Mid-Atlantic Ridge and East Pacific Rise), back-arc basins (such as the Manus Basin in PNG waters) and submarine arc volcanic chains (such as Kermadec Arc in New Zealand waters).

Phosphorites - Phosphorite deposits are mineral occurrences that are recovered primarily for their phosphate material. Phosphorites may be present on the seabed or in the stratigraphic column. Phosphate is an agriculturally important mineral used primarily for crop fertilization, though a variety of uses exist for phosphate and phosphorus, the significant element in phosphate. Phosphorites exist in a wide range of depositional environments. Several factors contribute to the formation of phosphorites, including a supply of phosphorus, present or pre-existing complex oceanographic circulation patterns, and a proper sedimentological setting. Generally, phosphorites are targeted on continental shelves and slopes, though phosphorites do occur on oceanic seabed features such as guyots (flat-topped seamounts).

Polymetallic nodules - These nodular concretions are found on the seabed and consist of concentric layers of iron and manganese hydroxides. Nodules generally consist primarily of either manganese or iron. Manganese nodules can contain up to 30% manganese, while iron nodules generally contain a mixture of iron, silicon, and aluminum ore. Polymetallic nodules are found at the seabed interface in oceans worldwide. Nodules must exhibit proper metal content and exist in sufficient concentration to be of potential economic interest. Some areas hosting economically viable nodules include the Clarion-Clipperton Fracture Zone between Hawaii and Mexico, the Peru Basin, and the northern Indian Ocean.

We provide exploration services including geophysical and geotechnical assessments of seabed mineral deposits to companies, including Odyssey subsidiaries and companies in which Odyssey holds an equity position as well as governments around the world as a full-service contractor or as a resource development partner.

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

“Atlas” Search Project

Between 2005 and 2012, we searched more than 5,000 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording approximately 300 shipwrecks. The shipwrecks discovered include site “35-F,” the Marquise de Tornay, and HMS Victory (1744) as well as other identified and unidentified shipwrecks. Additional high-value targets are believed to be within the “Atlas” search area. Operations in the “Atlas” search area during 2012 included additional search, inspection and verification work on several targets as well as pre-disturbance survey work on HMS Victory.

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

A report was provided to the Foundation and the UK MOD that details monitoring of the site conducted by Odyssey and Wreck Watch International between 2008 and early 2012. The report includes evidence, including photographs, of additional damage to the site since 2008 caused by human and natural forces. This report was published in June 2012 and is available here http://shipwreck.net/victorypapers.php. We also provided a revised archaeological project design, developed as a result of the impact report, to the Maritime Heritage Foundation. This revised project design has been approved by the Foundation’s Scientific Advisory Committee, chaired by marine archaeologist Dr. Margaret Rule and, submitted to the UK MOD by the Maritime Heritage Foundation. On January 31, 2013, the Maritime Heritage Foundation received a response from the MOD in which it was acknowledged there is an identified threat to the Victory site. The letter also sets forth a set of Key Management Principles to be agreed prior to undertaking additional work on the site. We believe we have reached agreement on these management principles between Odyssey and the Foundation which would allow us to move forward on the project, while providing comfort to the Government and the MOD Advisory Group that proper archaeological principles will be adhered to through the course of the project. The Foundation will be submitting these to the MOD shortly. .

Reports detailing the phased archaeological operations at the shipwreck site will be provided to the Maritime Heritage Foundation after the completion of each phase.

While awaiting permission from the Maritime Heritage Foundation to move forward on the Victory project, the Odyssey Explorer has been in dry-dock completing an extensive refit and earlier in the season conducted search and target inspection operations in a section of the “Atlas” survey area, which is a continuation of our extensive survey of a large area in the English Channel and Western Approaches where a number of high-value shipwrecks have been lost throughout history.

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport. The contract was awarded after a competitive bid process. This contract has been extended to allow recovery operations to continue through 2013.

The SS Gairsoppa was a 412-foot steel-hulled British cargo ship that was torpedoed by a German U-boat in February 1941 while enlisted in the service of the UKG Ministry of War Transport. Contemporary research and official documents indicate that the ship was carrying £600,000 (1941 value) or up to 7 million total ounces of silver, including over 3 million ounces of private silver bullion insured by the UKG. The British Ministry of War Transport paid a War Risk Insurance Claim for £325,514 (in 1941 value) for 2,817 bars of silver that was reported to be on board the Gairsoppa when she sank. The UKG only paid this insurance on privately-owned cargo. Any cargo owned by the UKG would not have been insured through the War Risk Insurance Office.

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

Search operations began in July 2011. On September 26, 2011, we announced confirmation of the identity and location of the SS Gairsoppa approximately 300 miles southwest of Galway, Ireland, in waters approximately 4700 meters deep.

Initial recovery operations began aboard the MV Seabed Worker on June 4, 2012, and ended on September 23, 2012 due to deteriorating weather conditions in the North Atlantic and a previous commitment of the Seabed Worker to another charter. During 2012 operations, a total of 1,218 silver ingots, weighing approximately 1.4 million troy ounces, were recovered from the SS Gairsoppa, as well as several hundred artifacts which have been declared to the UKG Receiver of Wreck.

Odyssey anticipates that an additional 1,599 insured silver ingots, representing approximately 1.8 million ounces, and what could be a substantial amount of uninsured silver remain on the Gairsoppa site. We are planning to return to SS Gairsoppa in the second quarter of 2013 when weather conditions are appropriate and have executed a charter agreement with Swire Seabed to utilize the MV Seabed Worker beginning in May 2013.

The silver bullion recovered to date was refined and sold on the London Metals Exchange. The first sale occurred in September 2012 and continued thru January 2013. Over $41 million in proceeds have been received to date. In addition, over $600,000 in gold value was extracted as a by-product of the silver smelting process.

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

Operations on the Mantola were planned in conjunction with operations on the SS Gairsoppa under the umbrella of “North Atlantic Expedition 2012.” Operations on the Mantola were conducted to test ship and equipment capabilities as well as perform initial recovery efforts during 12 days early in the expedition. Recovery operations on the Mantola are planned to continue immediately after completion of Gairsoppa recovery operations during the 2013 season.

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

Planning is underway to assemble the necessary ship and equipment for the exploration, assessment and recovery of these cargoes, which is targeted to begin in 2013. The timing will depend on the availability of ships, the success and amount of ship time dedicated to the Gairsoppa and Mantola projects and other factors.

Robert Fraser Projects (RFP)

In September 2010, we executed agreements to provide supplementary project research and shipwreck search and survey services for a project code-named “Enigma II” with clients of RFP. (Our initial project with RFP, which began in November 2009 code-named “Enigma,” was completed in March 2010. Eight target sites were identified, including two sites that had some of the characteristics of the “Enigma” shipwreck. However, our subsequent analysis indicated that the sites were not the “Enigma.”) As part of the agreements for the “Enigma II” project, Odyssey furnished research related to the anticipated location of the “Enigma II” and agreed to provide the research vessel, equipment and crew to search a specified area and inspect targets in that area. Survey operations were completed in 2010. In January 2011, we executed agreements to provide additional marine archaeological excavation and related services on the “Enigma II” project to certain client companies of RFP. The contracts provides for work to be conducted on the shipwreck site that Odyssey discovered and inspected in order to verify the contents of the target shipwreck. The contract provides for cash payments totaling approximately U.S. $2.3 million to Odyssey (of which $2 million was received in 2011), plus additional payments based upon revenue derived from the project. After the repayment of all recovery costs, Odyssey will receive at least 50% of net revenue until an additional £1.9 million (approximately U.S. $3.0 million) has been received and then will receive a minimum of 50% of further net revenue in accordance with the search contracts. In November, 2012, Odyssey undertook a preliminary verification survey of the site and obtained organic samples from the site which have been analyzed by scientific laboratories to determine their age and origin. Preliminary results suggest that the target may be older than would be expected of the target shipwreck based on dating of wood samples from the site. Additional work on this project will be undertaken when conditions in the region are favorable and as dictated by the contract and/or the client companies of RFP.

In April 2011, we executed an agreement to provide marine services including mining exploration and drilling operations to client companies of RFP in a tenement area controlled by Dorado Ocean Resources (now Neptune Minerals, Inc.). The drilling will be conducted on a Seafloor Massive Sulfide (SMS) deposit that was surveyed by the Odyssey and Dorado teams during the first 100 days of exploration in Dorado’s South Pacific concession areas in 2010. The contract provides for preliminary cash payments totaling approximately U.S. $1.4 million to Odyssey plus additional payments based upon revenue derived from the project. After the repayment of mining costs, Odyssey will receive 50.2% of net revenue until an additional £3.7 million (approximately U.S. $5.9 million) has been received. Preliminary drilling operations which resulted in drilling of 8 holes were undertaken in November, 2012. The preliminary geological report from this operation did not indicate any commercially viable deposit in the areas that were drilled.

Subsea Mineral Mining Exploration Projects

We currently own 6.2 million shares of Neptune Minerals, a company focused on discovering and commercializing high-value mineral deposits. To date Neptune Minerals has been successful in attracting the investment capital required to fund mineral exploration expeditions and has initiated a drilling program on one of their highly prospective tenement areas. Neptune’s capital raise, completed in December 2011, was at $12 per share of Class B common stock. Neptune Minerals recently completed another private placement for approximately $17 million at $17.50 per share. Our current ownership is approximately 30%.

In May 2012, we received our final cash payment of $1 million for charter services from Chatham Rock Phosphates, Ltd. We also received 9.3 million shares of Chatham Rock Phosphates Ltd. common stock for charter services valued at $1.7 million (12.2 % of Chatham shares outstanding). Chatham Rock Phosphates Ltd. currently holds a license covering over 4,000 square kilometers off the coast of New Zealand believed to have significant seabed deposits of rock phosphate and other potentially valuable minerals. Since our share acquisition, the stock price has approximately doubled in value. Also, other major investors have acquired shares that have diluted our position to approximately 7.3%.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (Oceanica). Odyssey initially held 77.6 million of Oceanica’s 100.0 million outstanding quotas (a unit of equity interest under Panamanian law). Subsequently, Enterprises sold and transferred to Mako Resources, LLC 15.0 million quotas for a purchase price of $1.00 per quota or $15 million and granted Mako options to purchase an additional 15.0 million quotas at the purchase price of $2.50 per quota before December 31, 2013. Oceanica is in the business of mineral exploration and controls exclusive permits for offshore mineral deposits in an area which is believed to feature a valuable mineral resource based on extensive exploratory activities undertaken by Odyssey. Preliminary resource assessments indicate that the concessions, which have been granted for a 50 year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value.

The Dorado Discovery is currently working on an environmental survey and mineral exploration project in the Pacific Ocean.

Other Syndication Projects

In February 2011, Odyssey entered into a project syndication deal with Galt Resources LLC (Galt). Odyssey received $7.5 million in cash from Galt to fund working capital of ongoing exploratory search operations for target projects. In return Galt received the rights to future revenues of selected project(s) equaling their initial investment plus three times the investment, which will be paid out of proceeds of the project(s). In addition, Galt will share in the future net proceeds of the selected project at the rate of 1% for every million invested. In January 2012, Odyssey and Galt agreed to bifurcate Galt’s selection between two projects, the SS Gairsoppa and HMS Victory. Galt has received two times its initial investment of $7,512,500 from Odyssey’s proceeds from the SS Gairsoppa and will receive no further disbursements from the project. Galt received $2.5 million in November 2012 and the remaining $12.5 million in February 2013. Galt will also receive 50% of Odyssey’s net proceeds, if any, on the HMS Victory project until Galt receives two times its initial investment and thereafter will receive 7.5125% of Odyssey’s net proceeds from the HMS Victory project.

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

Admiralty Legal Proceedings

“Black Swan” Arrest

The Eleventh Circuit Court of Appeals upheld the dismissal of the case by the United States Federal District Court for the Middle District of Florida finding no subject matter jurisdiction under the Foreign Sovereign Immunities Act. Without concluding that the coins and artifacts recovered were owned by the Kingdom of Spain, the Court upheld the order to transfer all property to Spain based upon a finding that it was once carried aboard the Nuestra Senora de Las Mercedes, a Spanish naval vessel. The United States Supreme Court declined to hear the case. On February 23, 2012, Odyssey complied with the Court’s order by transferring the coins and artifacts to Spain. On April 16, 2012, Spain filed a motion with the district court for an award of fees and costs related to the case. On November 15, 2012, the district court Magistrate Judge entered a Report and Recommendation recommending that Spain be awarded fees and costs, but only those incurred after dismissal of the case from February 10, 2012 to March 20, 2012, related to the transfer of artifacts held in Gibraltar. Odyssey objected to the Report and Recommendation and Spain also filed an objection, again seeking fees and costs for the entire case. Counsel for Spain filed an affidavit in the case claiming approximately $95,000 in fees and costs related to the Gibraltar artifacts and $3.2 million in total fees and costs. A hearing on this matter was held on February 5, 2013, without resolution. Odyssey has filed an affidavit disputing the fees claimed by Spain. The court has taken the matter under consideration.

All of Odyssey’s significant filings to-date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

Unidentified Shipwreck (Bray Case)

On August 15, 2012, the district court dismissed this case once again, finding that the Plaintiff had failed to state a cause of action upon which relief could be granted. The Plaintiff has appealed the dismissal with the Eleventh Circuit, and Odyssey has filed its Response. We will continue to vigorously defend against what we consider to be a frivolous claim.

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

Competition

There are a number of companies that publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archaeological shipwreck exploration company. These entities include, but are not limited to Blue Water Ventures, Mel Fisher’s Treasures, Deep Blue Marine, Marine Exploration, Inc., Oceanic Research and Recovery, Seafarer Exploration, Deep6 Ltd., Sub Sea Research, Earth Dragon Resources and UnderSea Recovery Corporation. It is possible that one of these companies or some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

There are a number of companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining including Nautilus Minerals (NUS.TO), Neptune Minerals, and Chatham Rock Phosphate (CRP.NZ) as well as countries that are exploring options to utilize deep-ocean mineral resources. As our mineral exploration business plan includes acting as a mineral resources development partner, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by Odyssey or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2013 are listed below.

Gregory P. Stemm (age 55) has served as Chief Executive Officer since January 3, 2008 and served as Chairman of the Board from 2008 to 2010. Mr. Stemm previously served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He served as Co-Chairman of the Board since February 24, 2006 until his present appointment.

Mark D. Gordon (age 52) has served as President and Chief Operating Officer since October 2007 and was appointed to the Board of Directors in January 2008. Previously Mr. Gordon served as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Michael J. Holmes (age 63) The Company announced that Michael J. Holmes, Odyssey’s Chief Financial Officer, has advised the board of directors and senior management that he intends to retire during 2013 to complete his Masters of Theology and his diaconate formation. The Company will initiate a formal search for a successor, and Mr. Holmes will remain as CFO until a successor is retained; thereafter, consulting in a transitional role as necessary. Prior to his upcoming retirement, he has served as Chief Financial Officer since May 2004. Mr. Holmes joined Odyssey as Controller in March 2004 and had previously served in a variety of financial management positions with Anheuser-Busch Companies, Inc. including Vice President Finance, Sea World Orlando (1998-2003).

Jay A. Nudi (age 49) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi assumed the additional responsibilities of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004).

Laura L. Barton (age 50) was appointed as Executive Vice President and Director of Communications in June 2012 and formerly served at Vice President and Director of Corporate Communications from November 2007 to June 2012. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Melinda J. MacConnel (age 48) was appointed as Executive Vice President, General Counsel and Secretary in June 2012 and formerly served as Vice President and General Counsel from 2008 to June 2012. She joined Odyssey in March 2006 as a Legal Consultant and became Odyssey’s General Counsel in January 2007. Prior to joining the Company, Ms. MacConnel practiced law as a Litigation Consultant, providing counsel to attorneys in all areas of law.

Employees

As of December 31, 2012, we had 43 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract personnel who operate our vessels and technicians who perform marine survey and recovery operations on our vessels and from time to time we hire subcontractors and consultants to perform specific services.

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

Legal, political or civil issues could interfere with our marine operations.

Legal, political or civil initiatives of countries and/or major maritime governments could restrict access to our operational marine sites or interfere with our marine operations.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our losses from operations were $18.2 million in 2012, $16.2 million in 2011 and $23.3 million in 2010. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

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

During 2012 and 2011 we recorded approximately $5 million and $15 million of revenue, respectively, by chartering vessels, equipment and crew and providing marine services to clients or customers. While the results of these syndicated projects were generally successful, the clients or customers may not be willing or financially able to continue with syndicated projects of this type in the future. Failure to secure such revenue producing contracts in the future would have a material impact on our revenue and operating cash flows.

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

Investments in subsea mineral exploration companies may prove unsuccessful.

We have invested in marine mineral exploration companies that to date are still in the development phase, and have not begun to earn revenue from operations. Depending on the entity, we may or may not have control or input on the future development of these businesses. There can be no assurance that these companies will achieve profitability or otherwise be successful in capitalizing on the mineral resources they intend to exploit.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our offices in Tampa, Florida where we purchased a 23,500 square-foot two story office building in 2004 to serve as our corporate and operations headquarters. In May 2008, we purchased a one-story 8,100 square-foot commercial building in proximity to our corporate headquarters which is utilized by our conservation, research and archaeology departments. We believe these facilities are sufficient for our foreseeable needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Assuming an investment of $100 on December 31, 2007, and reinvestment of all dividends, the graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative return of the Standard & Poor’s 500 Market Index and the Russell 2000 Market Index.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG ODYSSEY,

S&P 500 STOCK INDEX AND RUSSELL 2000 STOCK INDEX

Total Return Analysis	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Odyssey Marine Exploration, Inc.	$100.00	$52.02	$22.78	$44.91	$44.26	$47.98
S&P 500 Index	$100.00	$63.00	$79.67	$91.67	$93.55	$109.09
Russell 2000 Index	$100.00	$65.20	$81.64	$102.30	$96.72	$110.88

Price Range of Common Stock

On November 19, 2003, our common stock was listed on the American Stock Exchange and was traded under the symbol OMR. On July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. The following table sets forth the high and low sale prices for our common stock during each quarter presented.

	Price
	High	Low
Quarter Ended
March 31, 2011	$3.78	$2.32
June 30, 2011	$4.43	$2.86
September 30, 2011	$3.56	$1.80
December 31, 2011	$3.06	$2.11
Quarter Ended
March 31, 2012	$3.94	$2.66
June 30, 2012	$3.74	$2.59
September 30, 2012	$4.36	$2.51
December 31, 2012	$3.21	$2.41

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at February 11, 2013 was 256. This does not include shareholders that hold their stock in accounts included in street name with broker/dealers which approximates 11,500 shareholders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock or preferred stock and none are anticipated in the foreseeable future. Holders of our Series G 8% Convertible Preferred Stock accumulated dividends as described in NOTE Q of the financial statements. These dividends were payable when declared by the Board of Directors. At December 31, 2012, there were no shares of Series G 8% Convertible Preferred Stock outstanding.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2012, that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the quarter ended December 31, 2012.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2012	2011	2010	2009	2008
Results of Operations
Revenue	$13,198	$15,727	$21,001	$4,347	$4,105
Net income (loss)	(18,184)	(16,225)	(23,343)	(18,628)	(24,841)
Earnings (loss) per share – basic	(0.25)	(0.28)	(0.36)	(0.33)	(0.50)
Earnings (loss) per share – diluted	(0.25)	(0.28)	(0.36)	(0.33)	(0.50)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$26,897	$23,414	$19,407	$20,256	$30,462
Long-term obligations	4,011	5,690	2,776	2,950	3,123
Shareholder’s equity (deficit)	(20,759)	(9,775)	(7,548)	7,562	18,125

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2012, 2011 and 2010, all of which included a twelve-month period fiscal year that ended December 31.

2012 Compared to 2011

			2012 vs. 2011
(Dollars in millions)	2012	2011	$	%
Artifact sales and other	$8.0	$.9	$7.2	841%
Exhibit	.2	.2	—	9
Expedition charter	4.9	14.7	(9.7)	(66)

Total revenue	$13.2	$15.7	$(2.5)	(16)%

Cost of sales	.2	.4	(.2)	(43)
Operations and research	17.9	21.3	(3.3)	(16)
Marketing, general and administrative	10.6	9.4	1.2	13

Total operating expenses	$28.8	$31.1	$(2.3)	(7)%

Other income (expense)	$(2.6)	$(.9)	$(1.7)	(203)%

Revenue

Revenue is generated through the sale of coins, artifacts and merchandise, the lease of our themed attraction exhibit and expedition charters.

The increase in artifact and other sales of $7.2 million in 2012 was primarily due to an increase in other revenue of $7.6 million associated with revenue from the Gairsoppa project ($7.0 million of which was in the fourth quarter) offset by a reduction in artifact sales of $.4 million. Of the revenue recognized from the Gairsoppa project, $3.7 million was related to silver sales and $3.9 million was credited to revenue from deferred income that represented revenue participation rights earned from the Galt Resources investment.

The decrease in expedition charter revenue in 2012 of $9.7 million was associated with our subsea mineral mining charters primarily related to Neptune Minerals and other miscellaneous charters ($11.7 million), a reduction of Robert Fraser shipwreck projects ($2.0 million) offset in part by work performed in 2012 on Chatham Rock Phosphates ($4.0 million). The expedition charter revenue of $4.9 million in 2012 was primarily associated with a subsea mineral mining charter with Chatham Rock Phosphates off the coast of New Zealand ($4.0 million) and $.7 million of additional work on two Robert Fraser shipwreck projects in the fourth quarter (“Stanton A” and “Enigma”). The expedition charter revenue in 2011 of $14.7 million related primarily to subsea mineral mining charters with Neptune Minerals ($14.2 million) as well as a miscellaneous charter for the Odyssey Explorer ($.5 million). Also, our operational efforts in 2012 were more focused on our shipwreck recovery projects (i.e., Gairsoppa, Mantola and HMS Victory).

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. Cost of sales decreased by $.2 million in 2012 versus 2011 due to fewer silver coins sold in 2012 versus 2011.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Research, and Marine Operations, which include all vessel and charter operations. Operations and research expenses were $17.9 million in 2012 as compared to $21.3 million in 2011. The decrease in operating and research expenses of $3.3 million primarily represented a recoupment of Gairsoppa total project search and recovery costs of $17.8 million ($.1 million of which was included in Marketing, general and administrative expenses) which have been recovered based upon silver proceeds from the project in 2012. Other favorable variances of $3.8 million include the Ocean Alert which was sold in 2011 and not utilized in 2012 ($1.9 million) and the charter vessel RV Yuzhmorgeologiya which was utilized in 2011 only ($1.9 million). Unfavorable expenses included the Dorado Discovery which incurred an additional $2.6 million of expenses in 2012 versus 2011 primarily related to 27-day transit from Oceania to the West Coast of North America to work on deep-water exploration ($.7 million), additional fuel costs incurred in 2012 which were paid by the charterer in 2011 ($1.1 million) and specialized marine equipment rental ($.8 million). Other offsetting expenses in 2012 included $14.1 million for our chartered vessel which performed survey and recovery operations on both the Gairsoppa and Mantola projects, and $.9 million for the Odyssey Explorer which also performed survey and reconnaissance work on the projects. In addition, we incurred $.6 million in 2012 on miscellaneous charter and other expenses.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $10.6 million in 2012 as compared to $9.4 million in 2011. The increase of $1.2 million primarily represented an increase in our professional fees and other services ($.9 million) and an increase in employee-related expenses ($.3 million).

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining which has since been written down to zero. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The unfavorable other income variance of $1.7 million in 2012 was related to an unfavorable impact on the fair value of the derivative financial instruments ($1.3 million, see NOTE R), a favorable impact of $4.7 million on the loss on equity investment since the investment had been written down to zero in 2011 and an unfavorable interest expense variance of $5.1 million which primarily related to the interest accretion on the senior convertible note payable ($3.5 million), interest on the convertible note ($1.0 million), derivative-related interest ($.2 million), amortization of financing costs ($.2 million) and other interest ($.2 million). Of the total 2012 interest expense of $6.3 million, only $1.7 million represented cash payments for interest and financing costs.

Income Taxes

We did not record any provision (benefit) for income taxes in 2012 or 2011. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $57.9 million against the deferred tax assets as of December 31, 2012, compared to $52.5 million as of December 31, 2011. As required by the Accounting for Income Taxes topic in the Accounting Standards Codification (“ASC”), we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high-value shipwrecks and thus a valuation allowance has been recorded as of December 31, 2012. We anticipate that we may continue to incur net losses in 2013 pending any shipwreck cargo recoveries that could be quickly monetized (i.e., Gairsoppa or Victory projects). We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(Dollars in thousands)	2012	2011
Summary of Cash Flows:
Net cash (used) by operating activities	$(6,689)	$(15,190)
Net cash (used) by investing activities	(946)	(489)
Net cash provided by financing activities	9,760	23,415

Net increase in cash and cash equivalents	$2,125	$7,736
Beginning cash and cash equivalents	7,972	236

Ending cash and cash equivalents	$10,096	$7,972

Discussion of Cash Flows

Net cash flow used in operating activities in 2012 was $6.7 million. This amount primarily reflected an operating loss of $18.2 million offset in part by non-cash items including interest accretion on notes payable ($4.0 million), depreciation and amortization ($1.6 million), share-based compensation ($1.5 million), favorable change in fair value of derivatives liabilities primarily due to redemption of Series G preferred stock ($3.5 million), and financing charge amortization and debt interest settled with common stock on notes payable ($.8 million). Other working capital related changes included an increase in accounts payable and accrued expenses of $13.0 million primarily relating to the Galt Resources payable of $12.5 million at year end, an increase in accounts receivable of $1.6 million of which $1.4 million relates to Gairsoppa silver proceeds received in February 2013, and an decrease in deferred revenue of $4.5 million primarily representing recognition of deferred income from revenue participation rights on the Galt Resources, LLC investment of $3.8 million. The outstanding deferred revenue balance of $2.8 million represents work to be completed on the “Stanton A” and “Enigma” projects. The decrease from $3.5 million represents work completed during the fourth quarter 2012.

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

Cash flow used in investing activities for 2012 of $.9 million primarily represented marine property and equipment purchases. Cash flow used in investing activities for 2011 was $.5 million which primarily represented the purchase of marine property and equipment of $1.0 million offset by the proceeds for the sale of the Ocean Alert of $.5 million.

Cash flow provided by financing activities for 2012 was $9.8 million. In addition to the $.9 million received from the issuance of common stock, we received $20.0 million from loans including $8.0 million additional proceeds from the second tranche of the Senior Convertible Note, $2.0 million proceeds from the additional term loan with Fifth Third Bank in March 2012 and $10.0 million from the Gairsoppa project financing from Fifth Third Bank in July 2012. We repaid the $10.0 million Gairsoppa project financing in October 2012 as well as $.7 million of debt obligations including mortgage and loans payable of $.2 million and $.5 million of marine equipment financing. We also incurred $.4 million of brokerage commissions on the second tranche of the Senior Convertible Note.

Cash flow provided by financing activities for 2011 was $23.4 million which primarily represented proceeds from the issuance of common stock ($15.6 million), an increase in deferred income from revenue participation rights on the Galt project of $7.5 million, proceeds from the sale of convertible notes of$10.0 million, offset by payments of $1.0 million for dividends on the Series G convertible preferred stock and broker commissions on capital raises, $5.8 million on redemptions of Series G convertible preferred stock, and $2.9 million repayment of mortgage and notes payable. The deferred income increase represented the proceeds from the Galt project which will be amortized into revenue if, or when, the designated project is recovered and monetized.

General Discussion 2012

At December 31, 2012, we had cash and cash equivalents of $10.1 million, an increase of $2.1 million from the December 31, 2011 balance of $8.0 million.

In April 2012, we delivered an additional closing notice under the securities purchase agreement that was executed in November 2011, when we issued and sold the investor a senior convertible note in the original principal amount of $10.0 million and warrants in amounts as stated above. In connection with the delivery of the additional closing notice, the original agreement was amended to increase the additional second tranche of the note to $8.0 million. The additional note bears interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The additional note will be amortized in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The additional note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the additional note. The conversion price of the additional note is $3.74. The number of shares of Odyssey’s common stock issuable upon exercise of the warrant increased to 1,562,500.

During December 2011, we chartered the Dorado Discovery vessel to Chatham Rock Phosphate, Ltd. for $1.2 million in relation to deep-ocean surveying. The charter permitted Chatham to pay for services in either cash or common shares of their company. At December 31, 2011, Chatham anticipated a financing to pay for the charter. We did not record the revenue from this charter because of their liquidity and capital positions at that time. Chatham completed a portion of their financing in the first quarter of 2012 and remitted the $1.2 million payment. In addition, during March 2012, Chatham remitted $1.8 million for charter services performed in the first quarter 2012. An amount due of an additional $1 million was paid in May for services rendered in January 2012. In June, Chatham executed the option to pay the remaining charter balance of $1.7 million in stock and Odyssey received 9.3 million shares, or 12.2% of the company.

Cash proceeds of over $41 million have been received from Gairsoppa silver sales ($1.8 million received in early first quarter 2013). We have paid the United Kingdom (UKG) approximately $4.7 million ($4.3 million paid in 2012) and approximately $15 million to Galt Resources, LLC ($2.5 million paid in 2012). The favorable income statement impact was $25.4 million from the Gairsoppa project in 2012 ($7 million in the fourth quarter 2012).

In January 2013, we entered into a letter agreement with the Senior Convertible Note investor agreeing to defer until March 1, 2013, the installment payments that would have been otherwise due On January 1, 2013 and February 1, 2013. The investor had previously agreed to defer the December installment payments therefore making the total amount of payments deferred approximately $2.4 million. Also, the Additional Note conversion price was amended from $3.74 to $3.17. The remaining principal balance at December 31, 2012 for the Additional Note was $4.1 million.

During January 2013, investors exercised $2.25 warrants which expired on January 31, 2013 in the amount of over $4.5 million.

Bank Term and Mortgage Loan

On March 30, 2012, we amended our $3.0 million term loan maturing on April 23, 2012. The term loan was increased to $5.0 million with an expiration date of July 11, 2013. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment renewal fee of $250,000 was payable at closing. No restricted cash payments will need to be kept on deposit. The term loan is still secured by approximately 26,500 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants. We have had preliminary discussions with Fifth Third Bank and expect the term and mortgage loans, which expire on July 11, 2013 to be renewed.

On July 9, 2012, Odyssey Marine Exploration, Inc. entered into a project term loan agreement with Fifth Third Bank that provided a credit facility of up to $10.0 million. The term loan bears interest at a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 was required to cover interest payments when the term loan is advanced. The term loan was secured by approximately $15.0 million worth of silver recovered from the SS Gairsoppa. The proceeds of the credit facility were used to fund the project recovery costs. The company took a $10 million draw against the facility on July 17, 2012. We paid the project term loan in October 2012 with proceeds from the Gairsoppa project.

Trends and Uncertainties

Our current 2013 business plan estimates positive cash flow from operating activities. The plan contains assumptions which include that several of our planned projects are funded through project recoveries (Gairsoppa) and other financings, syndications or other partnership opportunities. The 2013 business plan expenses include a 90-day charter agreement which we recently executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects similar to the work performed in 2012 where we monetized over $41 million of silver cash proceeds. One or more of these projected project recoveries, financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2013 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales from recoveries, syndicated projects and other potential financing opportunities. We also anticipate renewing our term and mortgage loans with Fifth Third Bank in July 2013. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, realizing capital gains from sale of interest in mineral exploration entities, generating income from shipwreck or mineral exploration charters or to generate income from other projects. However, it is likely that we could monetize a significant portion of the Gairsoppa and Mantola projects in 2013 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2013.

2011 Compared to 2010

			2011 vs. 2010
(Dollars in millions)	2011	2010	$	%
Artifact sales and other	$.9	$.4	$.5	118%
Exhibit	.2	.1	.1	48
Expedition charter	14.7	20.5	(5.8)	(28)

Total revenue	$15.7	$21.0	$(5.3)	(25)%

Cost of sales	.4	.2	.2	117
Operations and research	21.3	19.6	1.7	8.8
Marketing, general and administrative	9.4	9.2	.2	3.0
Receivable reserves	0	8.5	8.5	(100)

Total operating expenses	$31.1	$37.4	$(6.3)	(17)%

Other income (expense)	$(.9)	$(6.9)	6.1	88%

Revenue

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

Exhibit revenue was $.2 million and $.1 million in 2011 and 2010, respectively. Odyssey’s SHIPWRECK! Pirates & Treasure is an interactive multi-media exhibit and features over 500 artifacts recovered from our deep-ocean shipwreck expeditions. The increase of $.1 million in 2011 was because Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure, was on tour for four months in 2010 versus ten months on three separate tours in 2011. The non-booked months in 2010 were related to downtime for planned exhibit refurbishment after runs at five venues and over 600,000 visitors. The exhibit opened at the Witte Museum in San Antonio, Texas in October 2011 and ran through January 2012. In 2010 the exhibit was featured at two locations (Charlotte, North Carolina and Baltimore, Maryland). In 2011 the exhibit was featured at three locations (Baltimore, Maryland; Sarasota, Florida and San Antonio, Texas). The exhibit opened at the Mid America Science Museum in Hot Springs, Arkansas in February 2012 until August 2012 and is currently at the Museum of Science Boston until March 2013.

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

Other Income or Expense

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

Liquidity and Capital Resources

(Dollars in thousands)	2011	2010
Summary of Cash Flows:
Net cash (used) by operating activities	$(15,190)	$(12,159)
Net cash (used) by investing activities	(489)	(1,631)
Net cash provided by financing activities	23,415	11,880

Net increase (decrease) in cash and cash equivalents	$7,736	$(1,910)

Beginning cash and cash equivalents	236	2,145

Ending cash and cash equivalents	$7,972	$236

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

Net cash flow provided by financing activities for 2011 was $23.4 million which primarily represented proceeds from the issuance of common stock ($15.6 million), an increase in deferred income from revenue participation rights on the Galt project ($7.5 million, see NOTE P), proceeds from the sale of convertible notes ($10.0 million), offset by payments of

$1.0 million for dividends on the Series G convertible preferred stock and broker commissions on capital raises, $5.8 million on redemptions of Series G convertible preferred stock, and $2.9 million repayment of mortgage and notes payable. The deferred income increase represented the proceeds from the Galt project.

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

In February 2011, Odyssey closed on a project syndication deal with Galt Resources LLC. Odyssey has received approximately $7.5 million from Galt which represent rights to future revenues of the project Galt selects prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. In addition they will share in the future net proceeds of the project at the rate of 1% for every million invested. In January 2012, Odyssey and Galt agreed to bifurcate Galt’s selection between two projects, the SS Gairsoppa and HMS Victory, subject to final executed agreements for the project. Galt will receive 50% of Odyssey’s net proceeds, if any, on the SS Gairsoppa project until Galt receives two (2) times its initial investment of $7,512,500. Galt will also receive 50% of Odyssey’s net proceeds, if any, on the HMS Victory project until Galt receives two (2) times its initial investment and thereafter will receive 7.5125% of Odyssey’s net proceeds from the HMS Victory project. Galt has currently received the approximate $15 million earned on the project.

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

In consideration of the issuance by Odyssey of warrants to purchase an additional 525,000 shares of common stock at an exercise price of $2.75 per share, the holders agreed to extend by six months the dates upon which the conversion option and the redemption option become exercisable and date upon which the redemption price begins to increase by 1% per month. The shares of Series G Convertible Preferred Stock held by the remaining holders, representing $750,000 of the offering, were redeemed in April 2011 in accordance with the Certificate of Designation (See NOTE Q to our Consolidated Financial Statements). Also, in October 2011, Odyssey redeemed the largest holder of the Series G Preferred Stock for $5.0 million plus accrued dividends. Currently, all Series G Preferred Stock has been redeemed or converted.

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

On June 21, 2011 Odyssey completed a public offering of 5,520,000 shares of common stock at a price to the public of $3.05 whereby Odyssey received $15.6 million in net proceeds. We used the net proceeds from the offering for shipwreck exploration and recovery projects, other working capital and for general corporate purposes.

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

Bank Term Loan

On May 4, 2011, we amended our revolving credit facility to replace it with a $5 million term loan maturing on April 23, 2012. A principal payment of $2 million was due and paid by August 1, 2011 with the remainder due upon maturity. The facility bears a floating interest rate at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was payable at closing. No restricted cash payments will need to be kept on deposit. As a condition to the loan renewal, we were required to amend the mortgage loan whereby we are required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. The additional principal payments will be at $100,000 per month until the loan balance meets the 80% LTV. Based on this condition, we commenced the repayment of $.6 million starting in July 2011. The amended term loan is secured by approximately 27,000 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value ($16.3 million as of December 31, 2011). The Company is required to comply with a number of customary covenants. On March 30, 2012, the bank the term loan was increased to $5 million (an additional $2 million) with similar terms and conditions as the former term loan.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2012.

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

Long-Lived Assets

As of December 31, 2012, we had approximately $6.5 million of property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2012. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance of $57.9 million has been recorded as of December 31, 2012.

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

Contractual Obligations

At December 31, 2012, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$16,045	$12,347	$3,698	$—	$—
Interest on long-term obligations	5,113	4,402	711	—	—
Operating lease	897	782	115	—	—

Total contractual obligations	$22,055	$17,531	$4,524	$—	$—

Long-term obligations represent the amount due on our existing mortgages and convertible note. The operating lease represents our vessel charter. The vessel charter has a lease period March 2010 to February 2014 as well as a ninety-day termination notice clause. In January 2013, we entered into a 90 day firm time party charter agreement with a Norwegian company for a vessel to assist in the excavation of the Gairsoppa and Mantola sites. The charter is to commence around the May—June 2013 time frame, but the exact time will be mutually agreed to at a later time. The charter commitment is approximately 66 million NOK (Norwegian Kroner) which currently approximates $12.1 million. A payment of USD 1,500,000 is to be remitted 14 days prior to the start of the charter.

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

Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE L for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,100 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,000 per month until maturity in April 2012. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 28.

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

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholder to be held on June 5, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent auditor, Ferlita, Walsh, Gonzalez & Rodriguez, P.A., a registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2012, 2011, and 2010. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, 2011, and 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2013 expressed an unqualified opinion.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez P.A.
FERLITA, WALSH, GONZALEZ & RODRIGUEZ. P.A.
Certified Public Accountants
Tampa, Florida

March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Odyssey Marine Exploration, Inc. and Subsidiaries

We have audited Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Odyssey Marine Exploration, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows of Odyssey Marine Exploration, Inc. and subsidiaries, and our report dated March 4, 2013 expressed an unqualified opinion.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez P.A.
FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.
Certified Public Accountants
Tampa, Florida

March 4, 2013

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,096,414	$7,971,794
Restricted cash	276,906	212,788
Accounts receivable, net	2,101,941	500,626
Inventory	418,926	557,151
Other current assets	874,115	779,478

Total current assets	13,768,302	10,021,837

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,781,671	15,450,467
Building and land	4,708,091	4,703,359
Accumulated depreciation	(15,038,811)	(13,620,956)

Total property and equipment	6,450,951	6,532,870

NON-CURRENT ASSETS
Inventory	5,574,841	5,501,808
Restricted cash	—	251,791
Investment in unconsolidated entity	—	—
Other non-current assets	1,102,732	1,106,097

Total other assets	6,677,571	6,859,696

Total assets	$26,896,824	$23,414,403

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,948,555	$1,105,902
Accrued expenses and other	14,050,840	2,061,974
Deferred revenue	2,835,522	3,545,140
Derivative liabilities	5,356,203	7,333,293
Mortgage and loans payable	14,809,737	4,802,930

Total current liabilities	39,000,857	18,849,239

LONG-TERM LIABILITIES
Mortgage and loans payable	4,010,946	5,690,125
Deferred income from revenue participation rights	4,643,750	8,400,000

Total long-term liabilities	8,654,696	14,090,125

Total liabilities	47,655,553	32,939,364

Commitments and contingencies (NOTE U)
Redeemable Series G Convertible Preferred stock	—	250,000

STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 9,361,177 and 9,361,176 shares authorized, respectively; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 448,800 shares authorized, respectively; 206,400 issued and outstanding, respectively	21	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 75,416,203 and 73,095,384 issued and outstanding	7,542	7,309
Additional paid-in capital	144,446,574	137,236,462
Accumulated deficit	(165,212,866)	(147,018,753)

Total stockholders’ deficit	(20,758,729)	(9,774,961)

Total liabilities and stockholders’ deficit	$26,896,824	$23,414,403

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010
REVENUE
Artifact sales and other	$8,036,658	$853,627	$391,189
Exhibit	225,000	207,289	140,000
Expedition	4,935,857	14,666,316	20,469,506

Total revenue	13,197,515	15,727,232	21,000,695

OPERATING EXPENSES
Cost of sales – artifacts and other	235,537	414,993	191,091
Operations and research	17,941,573	21,288,476	19,570,672
Marketing, general and administrative	10,606,281	9,392,465	9,151,502
Receivable reserves	—	—	8,494,672

Total operating expenses	28,783,391	31,095,934	37,407,937

LOSS FROM OPERATIONS	(15,585,876)	(15,368,702)	(16,407,242)
OTHER INCOME OR (EXPENSE)
Interest income	24,420	3,875	3,903
Interest expense	(6,263,589)	(1,155,072)	(515,878)
Change in derivative liabilities fair value	3,631,930	4,980,138	(3,638,112)
(Loss) on debt extinguishment	—	—	(383,023)
(Loss) from unconsolidated entity	—	(4,733,100)	(2,447,471)
Other	9,002	47,553	44,757

Total other income or (expense)	(2,598,237)	(856,606)	(6,935,824)

LOSS BEFORE INCOME TAXES	(18,184,113)	(16,225,308)	(23,343,066)
Income tax (provision) benefit	—	—	—

NET LOSS	$(18,184,113)	$(16,225,308)	$(23,343,066)

LOSS PER SHARE
Basic and diluted	$(.25)	$(.28)	$(.36)
Weighted average number of common shares outstanding
Basic and diluted	73,889,112	70,179,935	65,633,382

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010
Preferred Stock, Series D – Shares
At beginning of year	206,400	206,400	1,906,400
Preferred stock issued for cash	—	—	—
Preferred stock converted to common	—	—	(1,700,000)

At end of year	206,400	206,400	206,400

Preferred Stock, Series E – Shares
At beginning of year	—	—	13
Preferred stock issued for cash	—	—	(13)

At end of year	—	—	—

Common Stock – Shares
At beginning of year	73,095,384	67,082,835	59,425,947
Common stock issued on convertible instruments	496,500	102,000	3,000,000
Common stock issued for cash	15,150	5,520,000	4,000,000
Common stock issued for settlement of senior convertible notes	1,441,013	—	—
Common stock issued for services	368,156	390,549	656,888

At end of year	75,416,203	73,095,384	67,082,835

Preferred Stock, Series D
At beginning of year	$21	$21	$191
Preferred stock issued for cash	—	—	—
Preferred stock converted to common	—	—	(170)

At end of year	$21	$21	$21

Preferred Stock, Series E
At beginning of year	$—	$—	$—
Preferred stock issued for cash	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$7,309	$6,708	$5,943
Common stock issued on convertible instruments	50	10	300
Common stock issued for cash	2	552	400
Common stock issued for settlement of senior convertible notes	144	—	—
Common stock issued for services	37	39	65

At end of year	$7,542	$7,309	$6,708

Paid-in Capital
At beginning of year	$137,236,462	$122,722,840	$114,490,556
Series D Preferred stock issued for cash	—	—	—
Accretion of Series G Preferred stock	—	(1,987,977)	(383,050)
Fair value of warrants issued to Series G Preferred stock shareholders	—	(906,150)	—
Warrants issued in connection with short term funding	—	—	150,892
Common stock issued for settlement of senior convertible notes	4,262,383	—	—
Common stock issued for services	347,516	—	—
Common stock issued for cash	39,605	15,397,144	6,056,346
Share-based compensation	1,489,794	1,781,115	2,408,226
Common stock issued on convertible instruments	1,070,814	229,490	(130)

At end of year	$144,446,574	$137,236,462	$122,722,840

Accumulated Deficit
At beginning of year	$(147,018,753)	$(130,277,889)	$(106,934,823)
Net loss	(18,184,113)	(16,225,308)	(23,343,066)
Dividends	(10,000)	(515,556)	—

At end of year	(165,212,866)	(147,018,753)	(130,277,889)

Total stockholders’ equity/(deficit)	$(20,758,729)	$(9,774,961)	$(7,548,320)

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,184,113)	$(16,225,308)	$(23,343,066)
Adjustments to reconcile net loss to net cash used by operating activity:
Loan fee amortization	425,561	272,998	—
Note payable interest accretion	4,120,221	405,465	—
Senior convertible debit interest settled with common stock issuance	349,483	—	—
Share-based compensation	1,489,807	1,551,589	2,137,136
Depreciation and amortization	1,589,133	1,892,969	2,162,194
Write down of long-lived asset	—	593,966	—
Loan discount amortization	—	—	129,375
Loss on extinguishment of debt	—	—	383,023
Change in derivatives liabilities fair value	(3,631,930)	(4,980,138)	3,638,112
Loss in unconsolidated entity	—	4,733,100	2,447,471
Investment in unconsolidated entity	—	(4,733,100)	—
Accounts receivable-reserve	—	—	8,494,672
(Increase) decrease in:
Accounts receivable	(1,601,315)	(403,856)	(10,343,976)
Restricted cash	187,673	282,629	3,368
Inventory	65,192	371,353	158,045
Other assets	(119,358)	(93,110)	(167,315)
Increase (decrease) in:
Accounts payable	832,653	(1,132,454)	1,873,327
Accrued expenses and other	12,254,102	(541,356)	796,166
Deferred revenue	(4,465,868)	2,815,042	(527,355)

NET CASH (USED) IN OPERATING ACTIVITIES	(6,688,759)	(15,190,211)	(12,158,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(946,190)	(973,764)	(1,630,108)
Investment in unconsolidated entity	—	—	(1,200)
Proceeds from disposal of long-lived asset	—	485,000	—

NET CASH (USED) IN INVESTING ACTIVITIES	(946,190)	(488,764)	(1,631,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	860,482	15,627,196	6,243,000
Proceeds from issuance of loan payable	19,994,483	10,000,000	1,872,714
Proceeds from issuance of preferred stock	—	—	5,050,000
Proceeds from warrants exercise	—	—	—
Broker commissions and fees on capital raises	(400,000)	(545,000)	(186,254)
Deferred income from revenue participation rights	—	7,512,500	—
Dividends	(10,000)	(515,556)	—
Redemption of Series G Preferred stock	—	(5,757,500)	—
Repayment of mortgage and loans payable	(10,685,396)	(2,906,633)	(1,099,015)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,759,569	23,415,007	11,880,445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,124,620	7,736,032	(1,909,687)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,971,794	235,762	2,145,449

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,096,414	$7,971,794	$235,762

SUPPLEMENTARY INFORMATION:
Interest paid	$1,368,324	$736,915	$410,350
Income taxes paid	$—	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$347,528	$229,564	$561,594
Equipment purchased with financing	$558,499	$198,660	$186,762
Debt and interest payments with common shares	$4,262,528	$—	—
Series G Preferred Stock accretion	$—	$1,987,977	—
Series G Preferred Stock conversion	$250,000	$—	—
Offset account receivable with subscription payable (See NOTE J)	$—	$1,998,800	—
Accounts receivable converted to stock in unconsolidated entity (See NOTE J)	$—	$—	—
Acquired non-controlling interest of Dorado Ocean Resources, Ltd. with the assumption of a subscription payable of an equal amount (See NOTE J)	$—	$—	$1,998,800

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At December 31, 2012, we did not own securities with a maturity greater than three months.

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

At December 31, 2012, 2011 and 2010 weighted average common shares outstanding were 73,889,112, 70,179,935 and 65,633,382, respectively. For the periods ending December 31, 2012, 2011 and 2010 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2012	2011	2010
Average market price during the period	$3.20	$2.98	$1.56

In the money potential common shares from options excluded	275,101	129,793	—
In the money potential common shares from warrants excluded	1,129,973	959,521	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2012	2011	2010
Out of the money options and warrants excluded:

Stock Options with an exercise price of $1.74 per share	—	—	71,500
Stock Options with an exercise price of $2.25 per share	—	—	200,000
Stock Options with an exercise price of $2.50 per share	—	—	—
Stock Options with an exercise price of $3.30 per share	100,000	—	—
Stock Options with an exercise price of $3.50 per share	245,000	495,000	1,266,666
Stock Options with an exercise price of $3.51 per share	959,500	984,670	984,670
Stock Options with an exercise price of $3.53 per share	194,100	211,900	211,900
Stock Options with an exercise price of $3.90 per share	20,000	—	—
Stock Options with an exercise price of $4.00 per share	52,500	52,500	52,500
Stock Options with an exercise price of $5.00 per share	200,000	650,000	650,000
Stock Options with an exercise price of $7.00 per share	100,000	100,000	100,000
Warrants with an exercise price of $2.25 per share	—	—	2,670,000
Warrants with an exercise price of $2.50 per share	—	—	1,800,000
Warrants with an exercise price of $3.60 per share	1,562,500	—	—
Warrants with an exercise price of $4.32 per share	—	1,302,083	—
Warrants with an exercise price of $5.25 per share	100,000	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	3,533,600	3,896,153	8,107,236

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2012	2011	2010
Potential common shares from Preferred Stock excluded from computation of diluted earnings per share	206,400	346,400	3,566,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2012	2011	2010
Excluded unvested restricted stock awards	177,830	90,033	256,315

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010
Net loss	$(18,184,113)	$(16,225,308)	$(23,343,066)
Accretion of Series G Preferred Stock	—	(1,987,977)	(383,050)
Cumulative dividends on Series G Preferred Stock	(10,000)	(409,035)	—
Fair market value of warrants issued to Series G Preferred Stock stockholders	—	(906,150)	—
Undecleared cumulative dividends on Series G Preferred Stock in arrears	—	(5,000)	(106,521)

Numerator, basic and diluted net loss available to stockholders	$(18,194,113)	$(19,533,470)	$(23,832,637)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	73,889,112	70,179,935	65,633,382

Shares used in computation – diluted:
Weighted average common shares outstanding	73,889,112	70,179,935	65,633,382
Dilutive effect of options, warrants and convertible instruments outstanding	—	—	—

Shares used in computing diluted net loss per share	73,889,112	70,179,935	65,633,382

Net loss per share – basic and diluted	$(0.25)	$(0.28)	$(0.36)

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

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At December 31, 2012, our uninsured cash balance was approximately $27,000.

Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE L for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,100 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,000 per month until maturity in July 2013. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE C – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. At December 31, 2012, we did not own any United States Treasury Bills with a maturity of ninety days or longer.

NOTE D – RESTRICTED CASH

As required by the mortgage loan entered into with the Bank on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments are and will be made. On each anniversary of the mortgage, the agreement calls for a deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at December 31, 2012, was $276,906.

NOTE E – ACCOUNTS RECEIVABLE

The accounts receivable balances at December 31, 2012 and December 31, 2011 were $2,101,941 and $500,626, respectively, which are net of reserves of $4,820,593 and $6,390,593, respectively. As described in NOTE J, Neptune Minerals, Inc. (“NMI”) completed a 2011 share exchange with DOR shareholders which resulted in an executed assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt of DOR owed to us. The $4,820,593 reserve at December 31, 2012 and 2011 is for the remaining NMI accounts receivable assumed from DOR. The $6,390,593 reserve at December 31, 2011 was comprised of the $1,570,000 “Shantaram” and $4,820,593 for the DOR receivable that was assumed by NMI in 2011. See NOTE J for further details regarding NMI.

The December 31, 2012 amount of $2,101,941 includes $1,470,357 representing revenue related to the remaining silver bullion to be sold into the London bullion market. During 2012, we recovered approximately 48 tons of silver from the SS Gairsoppa and commenced the refining process which allows us to sell silver into London’s bullion market on behalf of United Kingdom Government. The “Gairsoppa” project is discussed at length in ITEM 1 of this Form 10-K.

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

NOTE F – INVENTORY

Our inventory consists of the following:

	2012	2011
Artifacts	$5,743,915	$5,879,137
Packaging	131,641	159,160
Merchandise	485,769	412,865
Merchandise reserve	(367,558)	(392,203)

Total Inventory	$5,993,767	$6,058,959

Based on our estimates of the timing of future sales, $5,574,841 and $5,501,808 of artifact inventory for the fiscal years ended 2012 and 2011 were classified as non-current.

NOTE G – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2012	2011
Prepaid expenses	$772,660	$677,621
Deposits	101,455	101,857

Total other current assets	$874,115	$779,478

For the period ended December 31, 2012, prepaid expenses consisted of $87,922 of prepaid insurance premiums, $396,907 for vessel fuel not yet consumed, $205,608 of deferred financing fees, $101,455 of purchase deposits and $82,223 of other operating prepaid costs. For the period ended December 31, 2011, prepaid expenses consisted of $192,602 of prepaid insurance premiums, $81,081 for vessel fuel not yet consumed, $310,335 of deferred financing fees, $101,857 of purchase deposits and $93,603 of other operating prepaid costs. All prepaid expenses, except fuel, are amortized on a straight-line basis over the term of the underlying agreements. Fuel is expensed based on actual usage. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2012	2011
Building, improvements and land	$4,708,091	$4,703,360
Computers and peripherals	1,134,420	1,148,971
Furniture and office equipment	1,722,255	1,455,250
Vessels and equipment	12,195,019	11,072,854
Exhibits and related	1,729,977	1,773,391

	21,489,762	20,153,826
Less: Accumulated depreciation	(15,038,811)	(13,620,956)

Property and equipment, net	$6,450,951	$6,532,870

NOTE I – OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	2012	2011
Artifacts	$557,494	$557,494
Deposits	541,590	541,590
Image use rights, net	3,648	7,013

Total other long-term assets	$1,102,732	$1,106,097

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

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and Class B shares of non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At December 31, 2012, we have a net share position in NMI of 6,216,600 shares, which represents an approximate 30% ownership before any further dilution of the NMI stock.

At December 31, 2012, there is a known loss of $959,000, which is as of December 31, 2011, of DOR (NMI) losses allocable to us that we have not recognized in our income statement because these losses exceeded our investment. Based on the NMI and DOR transaction described above, we believe it is appropriate to allocate these losses to any incremental investment that may be recognized on our balance sheet in NMI. NMI has been unable to provide their financial statements for periods subsequent to December 31, 2011 so we are unable to accurately quantify our share of their loss for the respective periods. With NMI being involved in the capital intensive deep-sea mining and exploration industry as well as not having revenue, their cumulative losses for each of the periods may be several million dollars.

Chatham Rock Phosphate, Ltd.

During 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us which currently represents a 7.3% equity stake in CRP. With CRP being on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it is appropriate to have not recognized this amount as an asset nor as revenue.

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of December 31, 2012 and 2011 and the amounts that were reflected in our income related to our derivatives for the years then ended:

	December 31,
	2012	2011
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$1,529,583	$2,521,422
Series G Convertible Preferred Stock	—	158,711

	1,529,583	2,680,133
Warrant derivatives
Senior Convertible Notes	1,921,094	1,898,785
Series G Convertible Preferred Stock	1,905,526	2,754,375

Warrant derivatives	3,826,620	4,653,160

Total derivative liabilities	$5,356,203	$7,333,293

	December 31,
	2012	2011
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	4,247,343	2,673,797
Series G Convertible Preferred Stock	—	140,000

	4,247,343	2,813,797

Warrant derivatives
Senior Convertible Notes	1,562,500	1,302,083
Series G Convertible Preferred Stock	2,250,000	2,325,000

	3,812,500	3,627,083

Total common shares linked to derivative liabilities	8,059,843	6,440,880

	Years ended December 31,
	2012	2011
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$1,747,133	$468,115
Series G Convertible Preferred Stock	(115,955)	(738,606)
Warrant derivatives	1,071,583	595,391

	2,702,761	324,900
Redemptions of Series G Convertible Preferred Stock	393,166	4,655,239
Redemptions of Senior Convertible Notes	536,003	—

Total derivative income (expense)	$3,631,930	$4,980,139

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

As more fully discussed in NOTE L, we entered into the Senior Convertible Note and Warrant Financing Transactions on November 8, 2011 and May 10, 2012. The Senior Convertible Notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion options, certain redemption features and a conversion price reset feature. Warrants issued with this transaction embodied reset price protection and, accordingly, were not afforded equity classification.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Note and classified in liabilities:

	December 31, 2012	December 31, 2011
Quoted market price on valuation date	$2.97	$2.74
Contractual conversion rate	$3.74	$3.74
Range of effective contractual conversion rates	—	$2.74 - $2.89
Contractual term to maturity	1.33 Years	2.33 Years
Implied expected term to maturity	1.24 Years	2.06 Years
Market volatility:
Range of volatilities	31.3% - 64.03%	55.6% - 101.8%
Range of equivalent volatilities	38.6% - 45.0%	78.9% - 84.3%
Contractual interest rate	8.0 - 9.0%	8.0%
Range of equivalent market risk adjusted interest rates	9.0%-9.1%	8.0%-8.1%
Range of equivalent credit risk adjusted yields	0.94% - 1.03%	3.1% - 3.5%
Risk-free rates	0.02% - 0.16%	0.01% - 0.25%

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Series G Convertible Preferred Stock and classified in liabilities. All remaining Series G Convertible Preferred Stock was redeemed during 2012.

	December 31,
	2012	2011
Quoted market price on valuation date	—	$2.74
Contractual conversion rate	—	$1.78
Implied expected term	—	0.46 Years
Market volatility:
Range of volatilities	—	49.5% - 101.8%
Equivalent volatility	—	74.1%
Market risk adjusted interest rate:
Range of rates	—	13.0% - 32.0%
Equivalent market risk adjusted interest rate	—	15.3%
Credit risk adjusted yield rate:
Range of rates	—	3.1% - 3.7%
Equivalent credit-risk adjusted yield rate	—	3.1%
Risk free rates using zero coupon US Treasury Security rates:
Range of rates	—	0.12% - 0.25%

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended December 31, 2012 and 2011.

	Years ended December 31,
	2012	2011
Balances at January 1	$2,680,133	$4,075,344
Issuances:
Senior Convertible Note Financing	1,291,298	2,989,537
Expirations from redemptions of Series G Convertible Preferred Stock	(810,669)	(4,655,239)
Changes in fair value inputs and assumptions reflected in income	(1,631,179)	270,491

Balances at December 31	$1,529,583	$2,680,133

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Binomial Lattice process are as follows for both the issuance dates of the warrants and December 31, 2012 and 2011:

	December 31,
	2012	2011
Linked common shares	1,725,000	1,800,000
Quoted market price on valuation date	$2.97	$2.74
Contractual exercise rate	$2.4648	$2.50
Term (years)	0.78	1.78
Range of market volatilities	33.1% - 49.17%	56.8% - 101.6%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.11%	0.02% - 0.25%

	December 31,
	2012	2011
Linked common shares	525,000	525,000
Quoted market price on valuation date	$2.97	$2.74
Contractual exercise rate	$2.4648	$2.75
Term (years)	1.28	2.28
Range of market volatilities	33.8% - 63.6%	56.9% - 94.0%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.16%	0.02% - 0.25%

	December 31,
	2012	2011
Linked common shares	1,562,500	1,302,083
Quoted market price on valuation date	$2.97	$2.74
Contractual exercise rate	$3.60	$4.32
Term (years)	4.35	5.35
Range of market volatilities	39.2% - 70.2%	67.2% -87.5%
Risk free rates using zero coupon US Treasury Security rates	0.05% - 0.54%	0.02% - 0.83%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	60.0%

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the year ended December 31, 2012 and 2011.

	Years ended December 31,
	2012	2011
Balances at January 1	$4,653,160	$2,287,800
Issuances:
Series G Convertible Preferred Stock Financing	—	906,150
Senior Convertible Note Financing	363,542	2,054,601
Exercises:
Series G Convertible Preferred Stock Financing	(118,500)
Changes in fair value inputs and assumptions reflected in income	(1,071,583)	(595,391)

Balances at December 31	$3,826,619	$4,653,160

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE L – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Term loan	$5,000,000	$3,000,000
Face value $10,000,000, 8% Convertible Senior Note Payable	8,234,367	5,316,328
Face value $8,000,000, 9% Convertible Senior Note Payable	3,628,779	—
Mortgages payable	1,957,537	2,176,727

	$18,820,683	$10,493,055

Term Loan

On May 4, 2011, we amended our revolving credit facility with Fifth Third Bank (the “Bank”) to replace it with a $5 million term loan with a maturity date of April 23, 2012. A principal payment of $2 million was required and paid prior to August 1, 2011, with the remainder due by maturity. The facility bore a floating interest rate at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was paid at closing. Restricted cash amounts are not required to be kept on deposit. As a condition to this loan renewal, we were required to amend the Loan Agreement (mortgage payable) for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we were required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. All additional principal payments have been made.

On March 30, 2012, the above term loan that was set to mature on April 23, 2012 was amended and increased to $5 million with an expiration date of July 11, 2013. This facility bears floating interest at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Prepayments made in full or in part are without premium or penalty. No restricted cash payments are required to be kept on deposit.

The amended term loan is secured by approximately 26,500 numismatic coins which had a carrying value of $5,743,915 that were recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value which was $16.0 million at December 31, 2012. The Company is required to comply with a number of customary covenants.

Mortgages Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires us to make monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE D) as well as a first mortgage on our corporate office building which has a carrying value of $2,431,187. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of December 31, 2012, the loan balance outstanding was $1,366,500.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has monthly payment of $5,080 and a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related real property which has a carrying value of $906,752. As of December 31, 2012, the loan balance outstanding was $591,037. The seller carried a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May. The first principal payment was made in May 2009. The interest was at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa. This obligation had a maturity date of May 14, 2012 and is paid in full.

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

The indebtedness evidenced by the Note bears interest at 8.0% percent per year (15% under default conditions, if ever). Interest is compounded monthly and payable quarterly at the beginning of each calendar quarter. During 2012, the lender elected to apply the principal amortization on this note to the Additional Note. This allocation reset the equal monthly principal installments at December 31, 2012 to $555,555 from the original $434,783. Prepayment is not allowed. Further, the Note may be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note was $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note will be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). On May 10, 2012 (the six-month anniversary of the initial closing date), the conversion price applicable to the Initial Note was adjusted to $3.17, which represented 110.0% of the market price of Odyssey’s common stock. The conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We have agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that we make in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the volume-weighted average price of our shares of common stock for a ten-day period immediately prior to the applicable amortization date.

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

The Holder of the Initial Note elected to apply the payments due on the principal balance of the Initial Note to the Additional Note described below. The principal balance of the Initial Note at December 31, 2012 was $10,000,000.

Under the terms of the Warrant, the holder is entitled to exercise the Warrant to purchase up to 1,302,083 shares of our common stock at an initial exercise price of $4.32 per share, during the five-year period beginning on the six-month anniversary of the initial closing date; provided, that 434,027 shares of our common stock issuable upon exercise of the Warrant could not be exercised unless the investor purchased the Additional Note. In accordance with the terms of the warrant agreement, on May 10, 2012, the exercise price applicable to the Warrant was adjusted to $3.60 which was the lesser of (a) the then current exercise price and (b) 125.0% of the market price of our common stock on the six-month anniversary of the initial closing date. The Exercise Price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We are generally prohibited from issuing shares of common stock upon exercise of the Warrant if such exercise would cause us to breach our obligations under the rules or regulations of the stock market on which the common stock is traded.

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

Additional Note

On May 10, 2012, we issued a second senior convertible note, referred to as the Additional Note, in the original principal amount of $8.0 million, and the number of shares of Odyssey’s common stock issuable upon exercise of the warrant increased to 1,562,510. The Additional Note bears interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The Additional Note will amortize in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The Additional Note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the Additional Note. The initial conversion price of the Additional Note is $3.74, subject to reset on the earlier of the date the registration statement registering the offer and sale of the common stock issuable under the notes and the warrants becomes effective and a prospectus contained therein shall be available for the resale by the holder of all of the registrable securities or the six-month anniversary of the additional closing date. The registration statement was declared effective on July 6, 2012 and there was no reset to the conversion price of the Additional Note. The principal balance of the Additional Note at December 31, 2012 was $4,086,956.

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the years ended December 31, 2012 and 2011 amounted to $4,545,781 and $425,116, respectively. Amortization during the year ended December 31, 2012 included $223,783 representing the difference between the portion of the Additional Note which was redeemed and its carrying value. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See NOTE K for information about our derivatives.

Long-Term Obligation Maturities:

	Total	2013	2014	2015	2016	2017	More than 5 years
Long term obligations	$16,044,368	$12,346,552	$3,155,529	$542,287	$—	$—	$—
Operating leases	5,113,033	4,401,550	711,483	—	—	—	—
Interest on obligations	897,642	782,126	96,169	19,347	—	—	—
Total obligations	$22,055,044	$17,530,228	$3,963,181	$561,634	$—	$—	$—

Long-term obligations represent the amount due on our existing mortgages and convertible note as described above. The operating lease represents our vessel charter. The vessel charter has a lease period March 2010 to February 2014 as well as a ninety-day termination notice clause.

NOTE M – ACCRUED EXPENSES

Accrued expenses consist of following:

	2012	2011
Compensation and bonuses	$—	$891,136
Customer deposits	82,175	57,175
Revenue participation distribution payable	12,506,755	—
Vessel operations	926,648	959,857
Professional services	335,748	—
Other operating	199,514	153,806

Total accrued expenses	$14,050,840	$2,061,974

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance, port fees and charter related. Professional fees are mainly attributable to legal fees and related and other professional services in support of operations. Other operating expenses contain general items related to, but not limited to marketing, insurance and the exhibit. See NOTE P – Revenue Participation Rights for detail on the revenue participation distribution payable amount of $12,506,755.

NOTE N – DEFERRED REVENUE

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At December 31, 2012, we have a $2,835,522 service obligation on two service contracts that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2011, we had a $3,545,140 service obligation on two service contracts that will be recognized as revenue over the period of time the contractual services are provided. For the years ended December 31, 2012 and 2011, we earned charter expedition revenue, exclusive of the sale of research, of $709,618 and $2,708,947, respectively, relating to these contracts.

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

NOTE P – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC	3,756,250	7,512,500

Total participating revenue rights	$4,643,750	$8,400,000

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any project Galt selected prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. The agreement originally allowed Galt to select only one project but an agreement was subsequently reached permitting Galt to bifurcate their selection between two projects, the SS Gairsoppa and HMS Victory. Galt will receive an amount equal to 50% of our net proceeds on the SS Gairsoppa project until they receive two times their initial investment of $7,512,500. Galt will also receive an amount equal to 50% of our net proceeds, if any, on the HMS Victory project until they receive two times their initial investment and thereafter will receive 7.5125% of our net proceeds from the HMS Victory project. During 2012, we recovered approximately 48 tons of silver from the SS Gairsoppa and commenced the refining process which allows us to sell this silver into London’s bullion market on behalf of the United Kingdom Government. The proceeds received from the sale of silver into London’s bullion market were allocated accordingly between us, Galt and the United Kingdom Government based on contractual terms. Based on our SS Gairsoppa expense recoupment, revenue and cash proceeds totaling just over $41 million in 2012, we amortized Galt’s revenue participation right of $3,756,250 associated with the SS Gairsoppa into revenue in 2012. Based on contractual terms, $2,518,244 was paid to Galt in 2012. The remaining $12,506,755 is in Accrued expenses and other in our December 31, 2012 balance sheet and is due 45 days after the end of the year, see NOTE M.

NOTE Q – REDEEMABLE SERIES G PREFERRED STOCK

During October 2010, we designated and issued 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”) as further discussed below. In April 2011 and October 2011, we redeemed 3 and 20 shares, respectively, from certain holders of the Series G Preferred for cash of $757,500 and $5,065,556, respectively, under the terms and conditions of the Series G Preferred Certificate of Designation. At the time of redemption, the carrying value of these shares of Series G Preferred amounted to $558,926 and $5,000,000, respectively. We recorded the difference between the redemption values paid and the carrying values amounting to $198,574 and $65,556, respectively, as a deemed dividend in paid-in capital. See NOTE K for our accounting for the associated compound embedded derivative that had been bifurcated and classified in liabilities. As of December 31, 2012 and 2011, 0 and 1 share of Series G Convertible Preferred Stock remains outstanding, respectively.

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

The following table summarizes the allocation for each of these transactions as of October 11, 2010:

	Financing	Exchange	Total
Redeemable preferred stock (1)	$2,747,476	$888,997	$3,636,473
Compound embedded derivatives (2)	1,389,114	261,318	1,650,432
Warrant derivatives (2)	913,410	161,190	1,074,600
Extinguishment loss	—	(383,023)	(383,023)

	$5,050,000	$928,482	$5,978,482

(1)	The fair value of the redeemable preferred stock was estimated based upon its forward cash flow value, at a credit-risk adjusted market interest rate, as enhanced by the fair value of the conversion feature. Credit-risk adjusted rates used to discount the cash flow component ranged from 3.98% to 4.89% over our estimated period to redemption, which is October 2013. The fair value of the conversion feature is reflected in the compound embedded derivative line of the table.
(2)	See NOTE K for information related to the valuation of these financial instruments both on the inception date of the transactions and at December 31, 2012.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. Accretion during the year ended December 31, 2011 amounted to $1,789,403 and there has been no further accretion during the year ended December 31, 2012.

Dividends on the Series G Preferred are recorded when they are declared. Cumulative dividends from the inception date of the transactions to December 31, 2012 amounted to $530,556 of which none are in arrears on December 31, 2012.

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

In November 2012, the exercise price of the warrants issued in connection with the Series G Convertible Preferred Stock adjusted from $2.50 to $2.4648 when we issued common stock at a lower price. The reduction in exercise price resulted in an increase in the fair value of the warrants of approximately $106,000.

NOTE R – STOCKHOLDERS’ DEFICIT

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

Convertible Preferred Stock

We have 206,400 shares of Series D Convertible Preferred Stock issued and outstanding. Series D is convertible into common stock at a ratio of 1 to 1. The liquidation preference for Series D is $3.50 per share of common stock into which the Series D could then be converted. There are no other rights attached to these convertible instruments.

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

The share based compensation charged against income for the periods ended December 31, 2012, 2011 and 2011 was $1,657,800, $1,796,628 and $2,137,136, respectively.

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2012, 2011 and 2010 were $1.45, $2.74 and $0.92, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Risk-free interest rate	.39-.67%	1.51-1.89%	.56-.67%
Expected volatility of common stock	65.3-71.6%	69.0-70.0%	68.8-70.5%
Dividend yield	0%	0%	0%
Expected life of options	3.0-4.1 years	3.0-4.1 years	3-3.3 years

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	3,731,836	$3.89
Granted	271,500	$2.12
Exercised	—	$—
Cancelled	(466,100)	$3.87

Outstanding at December 31, 2010	3,537,236	$3.78
Granted	633,835	$2.74
Exercised	—	$—
Cancelled	(771,666)	$3.50

Outstanding at December 31, 2011	3,399,405	$3.78
Granted	771,969	$2.85
Exercised	(15,150)	$2.61
Cancelled	(736,070)	$4.42

Outstanding at December 31, 2012	3,420,154	$3.31

Options exercisable at December 31, 2010	3,032,194	$3.78

Options exercisable at December 31, 2011	2,926,930	$3.79

Options exercisable at December 31, 2012	2,754,227	$3.44

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2012, 2011 and 2010 were $371,142, $133,750 and $106,000, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2012, 2011 and 2010 were $524,500, $169,500 and $180,360, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2012, 2011 and 2010 are $14,475 $0 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2012, 2011 and 2010 was $832,177, $1,145,112 and $1,286,522, respectively.

As of December 31, 2012, there was $955,224 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 1.67 years.

The following table summarizes information about stock options outstanding at December 31, 2012:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.00 - $3.00	1,549,054	3.12	$2.64
$3.01 - $4.00	1,571,100	1.31	$3.53
$4.01 - $7.00	300,000	.74	$5.67

	3,420,154	2.08	$3.31

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2012 and changes during the year ended December 31, 2012 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	109,540	$2.65
Granted	515,884	$3.91
Vested	(446,617)	$2.78
Cancelled	—	$—

Unvested at December 31, 2012	178,807	$2.73

The fair value of restricted stock awards vested during the years ended December 31 2012, 2011 and 2010 was $1,286,257, $1,329,573 and $1,234,465, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2012, 2011 and 2010 is $514,964, $300,139 and $777,839, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2012, 2011 and 2010 were $3.91, $2.67 and $1.45, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2012, 2011 and 2010 are 1.0, 1.0 and .98 years, respectively. As of December 31, 2012, there was a total of $488,150 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2012:

Common Stock Warrants	Exercise Price	Termination Date
100,000	$5.25	—	(A)
2,016,500	$2.25	1/31/2013
270,000	$2.25	8/20/2013
1,725,000	$2.46	10/11/2013	(B)
525,000	$2.46	4/13/2014
1,562,500	$3.60	11/9/2016

6,199,000

(A):	There were 100,000 Common Stock Warrants outstanding at December 31, 2009. These warrants were issued during the quarter ended September 30, 2005 at an exercise price of $5.25 per share to a vendor for services relating to a marketing program. These warrants become vested and earned based upon future performance of the program, and may not be exercised until vested and earned, therefore expense will not be recorded until the warrants are vested and earned. The warrants have a two-year exercise period commencing on the date when the warrants would be vested and earned. At December 31, 2010 these warrants have not been earned nor have they commenced with vesting.
(B):	See NOTE Q.

NOTE S – INCOME TAXES

As of December 31, 2012, we had consolidated income tax net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $133,000,000. The federal NOL carryforward from 1997 of $564,000 expired at the end of 2012. The federal NOL carryforwards from 1998 forward will expire in various years beginning in 2018 and ending through the year 2032. From 2018 through 2022, approximately $7.5 million of the NOL will expire, from 2023 through 2028, approximately $80.5 million of the NOL will expire, and from 2029 through 2032, approximately $45 million of the NOL will expire.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$47,918,148
Capital loss carryforward	384,826
Accrued expenses	62,613
Deferred revenue	991,848
Reserve for accounts receivable	2,086,933
Reserve for inventory return	128,569
Stock option and restricted stock awards	1,431,786
Start-up costs	107,053
Excess of book over tax depreciation	1,222,001
Investment – unconsolidated entity	3,694,906
Less: valuation allowance	(57,901,529)

127,154

Deferred tax liability:
Prepaid expenses	57,907
Property and equipment basis	69,247

127,154

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2012. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks and thus a valuation allowance has been recorded as of December 31, 2012.

The change in the valuation allowance is as follow:

December 31, 2012	$57,901,529	December 31, 2011	$52,515,797
December 31, 2011	$52,515,797	December 31, 2010	$45,983,926

Change in valuation allowance	$5,385,732	Change in valuation allowance	$6,531,871

Income taxes for the twelve month periods ended December 31, 2012, 2011 and 2010 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011	12 Month Period Ended December 31, 2010
Expected benefit	$(6,180,388)	$(5,516,605)	$(7,936,643)
Effects of:
State income taxes net of federal benefits	(181,423)	(205,521)	(190,311)
Nondeductible expenses	17,994	17,657	15,606
Stock options and restricted stock awards	223,720	833,749	627,684
Derivatives	322,848	(1,693,247)	1,367,186
Change in valuation allowance	5,385,732	6,531,871	6,290,911
Change in net operating loss	832,408	3,564	—
Change in capital loss carryover estimate	(374,051)	—	—
Change in rate estimate	(42,925)	23,798	(174,913)
Other, net	(3,914)	4,734	480

Income tax provision (benefit)	$—	$—	$—

During the twelve-month periods ended December 31, 2012 and 2011, we recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amount of $230,721 and $860,721, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and do not need to record any provision for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2009.

NOTE T – MAJOR CUSTOMERS

During the fiscal year ended December 31, 2012, we had three customers who accounted for 30.3%, 28.5% and 28.8% of our total revenue. For the fiscal year ended December 31, 2011, we had two customers who accounted for 18.4% and 71.6% of our total revenue.

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any project of Galt’s choosing. See NOTE P for further detail.

Legal Proceedings

On April 16, 2012, the Kingdom of Spain filed a motion with the district court for an award of attorney’s fees and costs related to the “Black Swan” case. On November 15, 2012, the Magistrate Judge recommended to District Judge that Spain recover fees and costs related only to the period from February 10, 2012 through March 20, 2012 which amount to approximately $95,000. We are opposing the motion vigorously and have submitted substantial arguments in opposition. However, we cannot predict the court’s ruling at this time.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

Other commitments and contingencies

In January 2013, we entered into a 90 day firm time party charter agreement with a Norwegian company for a vessel to assist in the excavation of the Gairsoppa and Mantola sites. The charter is to commence around the May - June 2013 time frame, but the exact time will be mutually agreed to at a later time. The charter commitment is approximately 66 million NOK (Norwegian Kroner) which currently approximates $12.1 million. A payment of USD 1,500,000 is to be remitted 14 days prior to the start of the charter.

In January 2013, we entered into a purchase agreement for $1,741,500 with a vendor for deep-sea related marine equipment. Payments are due periodically from January to December 2013.

Trends and Uncertainties

Our current 2013 business plan estimates positive cash flow from operating activities. The plan contains assumptions which include that several of our planned projects are funded through project recoveries (Gairsoppa) and other financings, syndications or other partnership opportunities. The 2013 business plan expenses include a 90-day charter agreement which we recently executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects similar to the work performed in 2012 where we monetized over $41 million of silver cash proceeds. One or more of these projected project recoveries, financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2013 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales from recoveries, syndicated projects and other potential financing opportunities. We also anticipate renewing our term and mortgage loans with Fifth third Bank in July 2013. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, realizing capital gains from sale of interest in mineral exploration entities, generating income from shipwreck or mineral exploration charters or to generate income from other projects. However, it is likely that we could monetize a significant portion of the Gairsoppa and Mantola projects in 2013 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2013.

NOTE V – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2012 and 2011. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2012 Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$2,899,752	$1,426,631	$946,097	$7,925,035
Gross profit	2,865,563	1,336,739	891,860	7,867,816
Net income (loss)	(5,481,799)	(15,590,350)	3,802,983	(914,947)
Basic and diluted net income per share	$(0.08)	$(0.21)	$0.05	$(0.01)

	Fiscal Year Ended December 31, 2011 Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$2,094,103	$6,744,569	$5,939,873	$948,687
Gross profit	1,920,527	6,692,008	5,842,755	856,959
Net income (loss)	(5,174,035)	(1,930,553)	(5,137,997)	(3,982,723)
Basic and diluted net income per share	$(0.09)	$(0.07)	$(0.07)	$(0.05)

NOTE W - SUBSEQUENT EVENTS

On February 21, 2013, Odyssey Marine Exploration, Inc. (“Odyssey”), Odyssey Marine Enterprises, Ltd., (formed in 2013) a Bahamian company (the “Enterprises”), and Oceanica Resources, S. de. R.L., (formed in 2013) a Panamanian company (“Oceanica”), entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Mako Resources, LLC (the “Buyer”). Enterprises is an indirect, wholly owned subsidiary of ours. As of the date of the Purchase Agreement, Enterprises held 77.6 million of Oceanica’s 100.0 million outstanding quotas (a unit of equity interest under Panamanian law).

Pursuant to the Purchase Agreement, Enterprises agreed to sell to the buyer up to 15.0 million of the quotas held by Enterprises for a purchase price of U.S.$1.00 per quota. The Buyer purchased the entire allotment of 15.0 million quotas for $15.0 million. The Purchase Agreement further provides that the Buyer is granted an option to purchase a number of additional quotas held by Enterprises equal to the number of quotas purchased by the Buyer. The options have an exercise price of U.S.$2.50 per quota and are exercisable at any time and from time to time through and until December 31, 2013.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2010, 2011 and 2012

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred recovery cost reserve
2010	2,528,280	28,869	—	—	2,557,149
2011	2,557,149	—	—	—	2,557,149
2012	2,557,149	—	—	2,557,149	—
Inventory reserve
2010	483,707	—	—	4,248	479,459
2011	479,459	—	—	87,256	392,203
2012	392,203	—	—	24,645	367,558
Accounts receivable reserve
2010	—	8,494,672	—	—	8,494,672
2011	8,494,672	—	—	2,104,079	6,390,593
2012	6,390,593	—	—	1,570,000	4,820,593

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 12, 2013	By:	/S/ GREGORY P. STEMM
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ GREGORY P. STEMM Gregory P. Stemm	Chief Executive Officer (Principal Executive Officer)	March 12, 2013

/s/ MICHAEL J. HOLMES Michael J. Holmes	Chief Financial Officer (Principal Financial Officer)	March 12, 2013

/s/ MARK D. GORDON Mark D. Gordon	President and Chief Operating Officer	March 12, 2013

/s/ JAY A. NUDI Jay A. Nudi	Controller & Treasurer (Principal Accounting Officer)	March 12, 2013

/s/ BRADFORD B. BAKER Bradford B. Baker	Chairman of the Board	March 12, 2013

/s/ DAVID J. SAUL David J. Saul	Director	March 12, 2013

/s/ MAX H. COHEN Max H. Cohen	Director	March 12, 2013

/s/ JON D. SAWYER Jon D. Sawyer	Director	March 12, 2013

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 13, 2006)

3.4	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated January 22, 2007)

3.5	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.6	Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

3.7	Amendment to Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

3.8	Certificate of Correction to Amendment to Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

4.1	Warrant to Purchase Series D Convertible Preferred Stock (D1) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

4.2	Warrant to Purchase Series D Convertible Preferred Stock (D2) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2006)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed January 26, 2010)

4.4	Reference is hereby made to Exhibit 10.19

4.5	Form of Warrant to Purchase Common Stock 5% Notes (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

4.6	Form of Warrant to Purchase Common Stock - Modification to Series G Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated April 20, 2011)

10.1	1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

10.2	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.3	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.4	Series D Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.5	Revolving Credit Loan and Security Agreement with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 8, 2008)

10.6	Revolving Credit Note with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated February 8, 2008)

10.7	Loan Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.8	Commercial Promissory Note with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.9	Mortgage and Security Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.10	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed January 26, 2010)

EXHIBITS INDEX

Exhibit Number	Description

10.11	First Amendment to Revolving Credit Loan and Security Agreement with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 26, 2010)

10.12	Renewal to Revolving Credit with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 26, 2010)

10.13	Share Subscription Agreement – Dorado Ocean Resources dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 4, 2010)

10.14	Form of Securities Purchase Agreement 5% Notes and Warrants dated August 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.15	Form of Purchase Agreement of Series G Convertible Preferred Stock dated October 6, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.16	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2010)

10.17	Second Amendment to Revolving Credit Loan and Security Agreement dated May 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.18	Amendment to Real Estate Loan Agreement dated May 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.19	Form of Agreement – Modification to Purchase Agreement of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed April 20, 2011)

10.20	Form of Share Exchange Agreement between Neptune Minerals, Inc. and the stockholders of Dorado Ocean Resources Limited (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

10.21	Debt Conversion Agreement between Odyssey Marine Exploration, Inc. and Neptune Minerals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed June 7, 2011)

10.22	Securities Purchase Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 9, 2011)

10.23	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed November 9, 2011)

10.24	Warrant to Purchase Common Stock dated November 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed November 9, 2011)

10.25	Registration Rights Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed November 9, 2011)

10.26	Third Amendment to the Loan and Security Agreement with Fifth third Bank dated March 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2012)

10.27	Renewal, Advance and Consolidation Commercial Term Promissory Note dated March 30, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 5, 2012)

10.28	Amendment Agreement dated April 25, 2012, to the Securities Purchase Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated April 26, 2012)

10.29	Form of Additional Note dated April 25, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K dated April 26, 2012)

10.30	Additional Note dated May 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 10, 2012)

10.31	Loan Agreement dated July 9, 2012, with Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2012)

10.32	Non-revolving Line of Credit Promissory Note dated July 9, 2012, with Fifth Third Bank (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2012)

10.33*	Unit Purchase Agreement dated February 21, 2013 with Mako Resources, LLC. (filed herewith electronically)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2005)

23.1	Consent of Ferlita, Walsh, Gonzalez & Rodriguez, P.A., Independent Accountants (filed herewith electronically)

* Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

EXHIBITS INDEX

Exhibit Number

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