Form 10-Q
period 2013-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2013-05-10
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 18, 2013 was 78,870,929.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,047,959	$10,096,414
Restricted cash	231,028	276,906
Accounts receivable, net	477,408	2,101,941
Inventory	308,077	418,926
Other current assets	798,404	874,115

Total current assets	12,862,876	13,768,302

PROPERTY AND EQUIPMENT
Equipment and office fixtures	19,178,449	16,781,671
Building and land	4,710,108	4,708,091
Accumulated depreciation	(15,491,701)	(15,038,811)

Total property and equipment	8,396,856	6,450,951

NON-CURRENT ASSETS
Inventory	5,440,381	5,574,841
Other non-current assets	1,270,228	1,102,730

Total other assets	6,710,609	6,677,571

Total assets	$27,970,341	$26,896,824

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,195,779	$1,948,555
Accrued expenses and other	3,090,132	14,050,840
Deferred revenue	2,835,522	2,835,522
Derivative liabilities	6,018,613	5,356,203
Mortgage and loans payable	14,254,832	14,809,737

Total current liabilities	28,394,878	39,000,857

LONG-TERM LIABILITIES
Mortgage and loans payable	2,017,464	4,010,946
Deferred income from revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	6,661,214	8,654,696

Total liabilities	35,056,092	47,655,553

Commitments and contingencies (Note G)

Redeemable Series G Convertible Preferred stock	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock – $.0001 par value; 9,361,200 shares authorized; none outstanding	—	—
Preferred stock series D convertible – $.0001 par value; 448,800 shares authorized; 206,400 issued and outstanding	21	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 78,596,929 and 75,416,203 issued and outstanding, respectively	7,860	7,542
Additional paid-in capital	167,784,614	144,446,574
Comprehensive income (loss) attributable to non-controlling interest	43,272	—
Accumulated deficit	(174,878,246)	(165,212,866)

Total stockholders’ deficit before non-controlling interest	(7,042,479)	(20,758,729)
Non-controlling interest	(43,272)	—

Total stockholders’ deficit	(7,085,751)	(20,758,729)

Total liabilities and stockholders’ deficit	$27,970,341	$26,896,824

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUE
Artifact sales and other	$803,072	$54,147
Exhibit	60,000	25,000
Expedition	—	2,820,605

Total revenue	863,072	2,899,752

OPERATING EXPENSES
Cost of sales – artifacts and other	145,701	34,189
Marketing, general and administrative	2,791,321	2,356,918
Operations and research	5,733,233	5,151,706

Total operating expenses	8,670,255	7,542,813

INCOME (LOSS) FROM OPERATIONS	(7,807,183)	(4,643,061)

OTHER INCOME (EXPENSE)
Interest income	2,699	22,440
Interest expense	(1,071,055)	(985,329)
Change in derivative liabilities fair value	(662,410)	123,069
Other	23,312	1,082

Total other income (expense)	(1,707,454)	(838,738)

INCOME (LOSS) BEFORE INCOME TAXES	(9,514,637)	(5,481,799)
Income tax benefit (provision)	(150,742)	—

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(9,665,379)	(5,481,799)
Non-controlling interest	—	—

NET INCOME (LOSS)	$(9,665,379)	$(5,481,799)

NET INCOME (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(.12)	$(.08)

Weighted average number of common shares outstanding
Basic and diluted	77,344,388	73,165,136

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,665,379)	$(5,481,799)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	453,732	396,402
Investment in consolidated entity	(301,093)	—
Loan fee amortization	69,297	32,791
Change in derivatives liabilities fair value	662,410	(123,069)
Note payable interest accretion	620,036	676,573
Accounts receivable reserve	—	(1,570,000)
Share-based compensation	688,580	388,419
(Increase) decrease in:
Restricted cash	45,878	47,401
Accounts receivable	1,521,863	563,238
Inventory	245,309	34,186
Other assets	(46,694)	(499,622)
Increase (decrease) in:
Accounts payable	238,863	955,477
Accrued expenses and other	(10,703,128)	113,541

NET CASH (USED) BY OPERATING ACTIVITIES	(16,170,326)	(4,466,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,370,915)	(336,275)

NET CASH (USED) BY INVESTING ACTIVITIES	(2,370,915)	(336,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,660,655	38,100
Proceeds from sale of subsidiary stock	15,000,000	—
Proceeds from issuance loan payable	—	2,000,000
Repayment of mortgage and loans payable	(167,869)	(130,948)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,492,786	1,907,152

NET INCREASE (DECREASE) IN CASH	951,545	(2,895,585)

CASH AT BEGINNING OF PERIOD	10,096,414	7,971,794

CASH AT END OF PERIOD	$11,047,959	$5,076,209

SUPPLEMENTARY INFORMATION:
Interest paid	$106,938	$279,220
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$165,748	$347,528
Equipment purchased with financing	$27,880	$27,200
Debt repayment with common shares	$3,130,435	$—
Series G Preferred Stock dividend declaration	$—	$10,000

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2013, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc., Odyssey Marine Entertainment, Inc., Odyssey Marine Enterprises, Ltd., Odyssey Marine Management, Ltd., Oceanica Marine Operations, S.R.L., and majority interest in Oceanica Resources, S.R.L. and Exploraciones Oceanicas, S. De R.L. De C.V. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling interest are presented within equity and net income, and are shown separately from the Company’s equity and net income attributable to the Company.

During February 2013, our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd., sold 15 million cuotas (shares) of its position in Oceanica Resources, S.R.L. for $15 million to Mako Resources, LLC. According to the Accounting Standards Codification (“ASC”) 810 – Consolidation, paragraph 810-10-45-23, we have accounted for this transaction as an equity transaction. Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2013, we did not own securities with a maturity greater than three months.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company generates income, the Company calculates basic earnings per share using the two-class method pursuant to ASC 260 Earnings Per Share. The two-class method is required effective with the issuance of the Senior Convertible Note disclosed in Note H because the note qualifies as participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holders of the Convertible Notes do not participate in losses.

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

At March 31, 2013 and 2012, weighted average common shares outstanding year-to-date were 77,344,388 and 73,165,136, respectively. For the periods ended March 31, 2013 and 2012, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2013	March 31, 2012
Average market price during the period	$3.24	$3.18

In the money potential common shares from options excluded	396,105	269,699
In the money potential common shares from warrants excluded	555,877	1,202,529

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
	March 31, 2013	March 31, 2012

Out of the money options and warrants excluded:
Stock options with an exercise price of $3.30 per share	100,000	—
Stock options with an exercise price of $3.43 per share	40,000	—
Stock options with an exercise price of $3.50 per share	345,000	245,000
Stock options with an exercise price of $3.51 per share	959,500	984,670
Stock options with an exercise price of $3.53 per share	194,100	211,900
Stock options with an exercise price of $3.90 per share	20,000	—
Stock options with an exercise price of $4.00 per share	52,500	52,500
Stock options with an exercise price of $5.00 per share	200,000	400,000
Stock options with an exercise price of $7.00 per share	100,000	100,000
Warrants with an exercise price of $4.32 per share	—	1,302,083
Warrants with an exercise price of $3.60 per share	1,562,500	—
Warrants with an exercise price of $5.25 per share	—	100,000

Total anti-dilutive warrants and options excluded from EPS	3,573,600	3,396,153

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012

Potential common shares from Convertible Preferred Stock excluded from EPS	206,400	346,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2013	March 31, 2012

Potential common shares from unvested restricted stock awards excluded from EPS	505,503	495,304

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$(9,665,379)	$(5,481,799)
Cumulative dividends on Series G Preferred Stock	—	(10,000)

Numerator, basic and diluted net income (loss) available to stockholders	$(9,665,379)	$(5,491,799)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	77,344,388	73,165,136

Shares used in computation – diluted:
Weighted average common shares outstanding	77,344,388	73,165,136
Dilutive effect of potential common shares outstanding	—	—

Shares used in computing diluted net income per share	77,344,388	73,165,136

Net income (loss) per share – basic	$(0.12)	$(0.08)
Net income (loss) per share – diluted	$(0.12)	$(0.08)

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

Stock-based Compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation (See NOTE I).

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

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets (See NOTE L for additional information). We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our sale and issuance of redeemable preferred stock and freestanding warrants during October 2010 with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815 – Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.

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

Redeemable Preferred Stock

Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as a liability in instances where redemption is certain to occur pursuant to ASC 480 – Distinguishing Liabilities from Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method. See NOTE N for further disclosures about our redeemable preferred stock.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

NOTE C – RESTRICTED CASH

As required by the mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an additional interest-bearing account from which principal and interest payments are made. On each anniversary of the mortgage, we are to deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. This mortgage loan matures during July 2013 and is expected to be refinanced. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the mortgage term will be returned to the Company. The balance in this account at March 31, 2013, was $231,028.

NOTE D – INVENTORY

Our inventory consisted of the following:

	March 31, 2013	December 31, 2012
Artifacts	$5,626,091	$5,743,915
Packaging	115,041	131,641
Merchandise	378,657	485,769
Merchandise reserve	(371,331)	(367,558)

Total inventory	$5,748,458	$5,993,767

Of these amounts, $5,440,381 and $5,574,841 are classified as non-current as of March 31, 2013 and December 31, 2012, respectively.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and Class B shares of non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At March 31, 2013, we have a net share position in NMI of 6,216,600 shares, which represents an approximate 30% ownership before any further dilution of the NMI stock.

At March 31, 2013, there is a known DOR (NMI) loss of $959,000, which is carrying forward from December 31, 2011, allocable to us that we have not recognized in our income statement because this loss exceeded our investment. Based on the NMI and DOR transaction described above, we believe it is appropriate to allocate this loss to any incremental investment that may be recognized on our balance sheet in NMI. NMI has been unwilling to provide their financial statements for periods subsequent to December 31, 2011 so we are unable to accurately quantify our share of their loss for the respective periods. With NMI being involved in the capital intensive deep-sea mining and exploration industry as well as not having revenue, their cumulative losses for each of the periods may be several million dollars.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent a 7.3% equity stake in CRP. With CRP being on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period.

NOTE F – INCOME TAXES

As of March 31, 2013, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $126 million. The federal NOL carryforward from 1997 of $564,000 will expire beginning with the 2013 tax year. The federal NOL carryforwards from 1998 forward will expire in various years beginning in 2018 and ending through the year 2032. From 2018 through 2022, approximately $7.5 million of the NOL will expire, from 2023 through 2028, approximately $80.5 million of the NOL will expire, and from 2029 through 2032, approximately $45.0 million of the NOL will expire.

As of March 31, 2013 we utilized $7.5 million of the federal NOL carryforwards. For Alternative Minimum Tax (AMT) purposes, a limitation is imposed on the allowable amount of the NOL carryforward, this limitation resulted in a current federal tax expense. The AMT rate applied is 20%.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	March 31, 2013	March 31, 2012	March 31, 2011
Current
Federal	$150,742	$—	$—
State	—	—	—

	$150,742	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$150,742	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$44,514,698
Capital loss carryforward	395,868
Accrued expenses	98,594
Deferred revenue	1,020,308
Reserve for accounts receivable	2,146,815
Reserve for inventory	133,617
Start-up costs	110,125
Excess of book over tax depreciation	1,314,230
Stock option and restricted stock award expense	1,594,793
Investment in unconsolidated entity	3,800,928
Less: valuation allowance	(54,940,552)

$189,424

Deferred tax liability:
Property and equipment basis	$71,234
Prepaid expenses	118,190

$189,424

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at March 31, 2013. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized, i.e.: without the recovery and rights of ownership or salvage rights of high-value shipwrecks, and thus a valuation allowance has been recorded as of March 31, 2013.

The decrease in the valuation allowance for March 31, 2013 is due to the utilization of $7.5 million of our net operating loss carryforward. The net taxable income is a result of a $15 million dividend from Odyssey Marine Enterprises, Ltd. (a wholly owned Bahamas company).

The change in the valuation allowance is as follows:

March 31, 2013	$54,940,552
December 31, 2012	57,901,529

Change in valuation allowance	$(2,960,977)

Income taxes for the three-month periods ended March 31, 2013 and 2012 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	March 31,2013	March 31,2012

Expected (benefit)	$(3,235,669)	$(1,869,034)
U.S. income tax expense at the AMT 20% rate	150,742	—
State income taxes net of federal benefits	140,868	(74,736)
Nondeductible expense	4,669	4,094
Stock options and restricted stock awards	118,912	240,763
Controlled Foreign Corporation dividend income	5,100,000	—
Derivatives	459,593	188,191
Change in valuation allowance	(2,960,977)	1,308,861
Effects of:
Change in apportionment estimate	400,938	35,026
Change in net operating loss estimate	2,240	860,527
Change in capital loss carryover estimate	—	(682,459)
Other, net	(30,574)	(11,233)

	$150,742	$—

During the three-month periods ended March 31, 2013 and 2012 the Company recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amounts of $349,792 and $249,256, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase to the deferred tax asset and increase in additional paid in capital.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2009.

NOTE G – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 16, 2012, the Kingdom of Spain filed a motion with the district court for an award of attorney’s fees and costs related to the “Black Swan” case. On November 15, 2012, the Magistrate Judge recommended to the District Judge that Spain recover fees and costs related only to the period from February 10, 2012 through March 20, 2012 which amounts to approximately $95,000. We are opposing the motion vigorously and have submitted substantial arguments in opposition. However, we cannot predict the court’s ruling at this time.

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. Management is currently not aware of any claims or suits that will have a material adverse impact on its financial position or its results of operations.

Trends and Uncertainties

Our current 2013 business plan estimates positive cash flow from operating activities. The plan contains assumptions which include that several of our planned projects are funded through project recoveries (Gairsoppa) and other financings, syndications or other partnership opportunities. The 2013 business plan expenses include a 90-day charter agreement which we recently executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects similar to the work performed in 2012 where we monetized over $41 million of silver cash proceeds. One or more of these projected project recoveries, financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2013 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales from recoveries, syndicated projects and other potential financing opportunities. We also anticipate renewing our term and mortgage loans with Fifth Third Bank on or before July 2013. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, realizing capital gains from sale of interest in mineral exploration entities, generating income from shipwreck or mineral exploration charters or to generate income from other projects. However, it is likely that we could monetize a significant portion of the Gairsoppa and Mantola projects in 2013 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2013.

NOTE H – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Term loan	$5,000,000	$5,000,000
Face value $10,000,000, 8% Convertible Senior Note Payable	5,619,424	8,234,367
Face value $8,000,000, 9% Convertible Senior Note Payable	3,733,325	3,628,779
Mortgage payable	1,919,547	1,957,537

	$16,272,296	$18,820,683

Term Loan

On May 4, 2011, we amended our revolving credit facility with Fifth Third Bank (the “Bank”) to replace it with a $5 million term loan with a maturity date of April 23, 2012. A principal payment of $2 million was due and paid prior to August 1, 2011, with the remainder due by maturity. This facility bore a floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was paid at closing. Restricted cash amounts are not required to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement (mortgage payable) for our corporate real estate facility, which is due to mature on July 11, 2013, whereby we were required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. All additional principal payments have been made.

On March 30, 2012, the above term loan was amended and increased to $5 million with an expiration date of July 11, 2013. This facility bears floating interest at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit.

The latest amended term loan is secured by approximately 26,000 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants included: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval.

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. All additional principal payments have been made. As of March 31, 2013, the loan balance outstanding was $1,334,250.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of March 31, 2013, the loan balance outstanding was $585,297. The seller originally carried a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. As of June 30, 2012, this debt was paid in full. The interest was at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa.

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

The indebtedness evidenced by the Note bears interest at 8.0% percent per year (15% under default conditions, if ever). Interest is compounded monthly and payable quarterly at the beginning of each calendar quarter. The Note is amortized with equal monthly principal installments of $434,783 commencing on July 8, 2012. Prepayment is not allowed. Further, the Note may be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note was $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note was to be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). On May 10, 2012 (the six-month anniversary of the initial closing date), the conversion price applicable to the initial note was adjusted to $3.17, which represented 110.0% of the market price of Odyssey’s common stock. The conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We have agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that we make in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the volume-weighted average price of our shares of common stock for a ten-day period immediately prior to the applicable amortization date.

The Note provides for redemption upon the occurrence of an event of default. Default conditions include non-servicing of the debt and certain other credit risk related conditions. Default conditions also include certain equity indexed events including failures to file public information documents, non-conversion or insufficient share authorizations to effect conversion and failure to obtain and maintain an effective registration statement covering the underlying common shares. The remedies to the investor for events of default include acceleration of payment at 125% of the remaining face value in certain circumstances. In the event the default redemption is not paid, the investor would have the right to elect conversion of the note at an adjusted conversion price approximating 75% of quoted market prices. A change in control would also result in a redemption requirement at 125% of the face value.

The Notes extend no voting rights to the investors. However, the Notes extend participation rights in dividend payments, if any, made to the holders of the Company’s common or other class of stock, except our Series G Preferred Stock.

The holder of the Initial Note elected to apply some of the payments due on the principal balance of the Initial Note to the Additional Note described below. In March 2013, we issued 1,089,578 shares of common stock as payment of $3,130,435 in outstanding principal. The principal balance of the Initial Note at March 31, 2013 was $6,869,565.

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

In connection with the financing, we entered into a registration rights agreement pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission (with the “SEC”) relating to the offer and sale by the investor of the shares of common stock issuable upon conversion of the Notes and the exercise of the Warrant. Pursuant to the agreement, we were required to file the registration statement within six months of the initial closing date and to use best efforts for the registration statement to be declared effective 90 days thereafter (or 120 days thereafter if the registration statement is subject to review by the SEC).

Additional Note

On May 10, 2012, we issued a second senior convertible note, referred to as the Additional Note, in the original principal amount of $8.0 million, and the number of shares of Odyssey’s common stock issuable upon exercise of the warrant increased to 1,562,500. The additional note bears interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The additional note amortizes in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The Additional Note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the Additional Note. The initial conversion price of the Additional Note is $3.74, subject to reset on the earlier of the date the registration statement registering the offer and sale of the common stock issuable under the notes and the warrants becomes effective and a prospectus contained therein shall be available for the resale by the holder of all of the registrable securities or the six-month anniversary of the additional closing date. The registration statement was declared effective on July 6, 2012 and there was no reset to the conversion price of the Additional Note.

On January 2, 2013, we entered into an agreement to amend the terms of the Additional Note. The installment payments due December 1, 2012, January 1, 2013 and February 1, 2013 were deferred until March 1, 2013 and the conversion price on the Additional Note was decreased from $3.74 to $3.17. We evaluated the amendment’s impact on the accounting for the Additional Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10% and the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was less than 10% of the carrying value of the Additional Note immediately prior to the modification. Since the amendment did not result in a substantial modification, extinguishment accounting was not applicable. The principal balance of the Additional Note at March 31, 2013 was $4,086,955.

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

The Warrant has a term of five and one-half years and at inception, had an initial exercise price of $4.32. The contractual exercise price is subject to adjustment for traditional recapitalization events and was reset on the sixth month anniversary of issuance to $3.60 per share. Although the warrant did not fall within the scope of ASC 480, the warrant required derivative liability accounting because the conversion price reset protection terms are not consistent with the definition for financial instruments indexed to a company’s own stock

Based on the previous conclusions, we allocated the cash proceeds first to the derivative components at their fair values (see NOTE L) with the residual allocated to the host debt contract, as follows:

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the three months ended March 31, 2013 amounted to $689,333. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See Note M for information about our derivatives.

NOTE I – STOCKHOLDERS’ DEFICIT

Common Stock

To date in 2013, we issued 1,089,578 shares of common stock, valued at $3,130,435, representing payment for principal on our Initial Note and Additional Note as described in Note H.

During the three-month period ended March 31, 2013 we issued 2,010,500 shares of common stock to accredited investors upon exercise of their 2,010,500 outstanding warrants.

During 2012, we issued 1,441,013 shares of common stock, valued at $4,262,527, representing payment for principal and interest on our Initial Note and Additional Note as described in Note H.

During the three-month period ended September 30, 2012, we issued 287,500 shares of common stock to four accredited investors upon exercise of 287,500 outstanding warrants. We also issued 140,000 shares of common stock for the conversion of 1 share of Series G Convertible Preferred Stock and 8,900 shares of common stock upon the exercise of stock options from the employee stock incentive plan.

Stock-Based Compensation

We have two stock incentive plans, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan (“Plan”). The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options cannot be granted from that plan, but any granted and unexercised options will continue to exist until exercised or expired. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amendments to the Plan were approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, the stockholders approved the addition of 3,000,000 shares to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2013 and 2012 was $688,580 and $388,419 respectively.

The weighted average estimated fair value of stock options granted during the three-month periods ended March 31, 2013 and 2012 was $1.44 and $1.43, respectively. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	March 31, 2013	March 31, 2012
Risk-free interest rate	.41-.63%	.41-.67%
Expected volatility of common stock	64.04-68.26%	69.83-71.63%
Dividend yield	0%	0%
Expected life of options	3.0-4.1 years	3.0-4.1 years

NOTE J – DEFERRED REVENUE

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At December 31, 2012 as well as at March 31, 2013, we have a $2,835,522 service obligation on two service contracts that will be recognized as revenue over the period of time the contractual services are provided.

NOTE K – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. At March 31, 2013, our uninsured cash balance was approximately $11,188,367.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE H for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately $1,100 per month until maturity in July 2013. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately $4,300 per month until maturity in July 2013. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of March 31, 2013 and December 31, 2012 and the amounts that were reflected in our income related to our derivatives for the three-month periods ended March 31, 2013 and 2012:

	March 31, 2013	December 31, 2012
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$1,732,257	$1,529,583

Warrant derivatives
Senior Convertible Notes	1,973,281	1,921,094
Series G Convertible Preferred Stock	2,313,075	1,905,526

	4,286,356	3,826,620

Total derivative liabilities	$6,018,613	$5,356,203

	March 31, 2013	December 31, 2012
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	3,456,315	4,247,343

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500
Series G Convertible Preferred Stock	2,250,000	2,250,000

	3,812,500	3,812,500

Total common shares linked to derivative liabilities	7,268,815	8,059,843

	Three months ended March 31,
	2013	2012
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$(640,562)	$511,897
Series G Convertible Preferred Stock	—	(38,927)
Warrant derivatives	(459,737)	(349,901)

	(1,100,299)	123,069
Redemptions of Senior Convertible Notes	437,889	—

Total derivative income (expense)	$(662,410)	$123,069

Our Series G Convertible Preferred Stock and Warrant Financing Transaction on October 11, 2010, Series G Convertible Preferred Stock and Warrant Settlement Transaction during April 2011, and Senior Convertible Note and Warrant Financing Transactions on November 8, 2011 and May 10, 2012 gave rise to derivative financial instruments. As more fully discussed in NOTE N, we entered into the Series G Convertible Preferred Stock and Warrant Financing Transaction and the Series G Convertible Preferred Stock and Warrant Settlement Transaction on October 11, 2010 and April 14, 2011, respectively. The Series G Convertible Preferred Stock embodied certain terms and features that both possessed all of the conditions of derivative financial instruments and were not clearly and closely related to the host preferred contract in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and the related down-round anti-dilution protection provision, the Company’s redemption privilege and the holder’s redemption privilege. Each of the redemption features also embodies the redemption premium payments. Warrants issued with this transaction and the subsequent Settlement Transaction embodied down-round anti-dilution protection and, accordingly, were not afforded equity classification.

As more fully discussed in NOTE H, we entered into the Senior Convertible Note and Warrant Financing Transactions on November 8, 2011 and May 10, 2012. The Senior Convertible Notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion options, certain redemption features and a conversion price reset feature. Warrants issued with this transaction embodied reset price protection and, accordingly, were not afforded equity classification.

Current accounting principles that are provided in ASC 815 – Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates. We have selected Binomial Lattice to fair value our warrant derivatives because we believe this technique is reflective of all significant assumption types market participants would likely consider in transactions involving freestanding warrants derivatives. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Notes and classified in liabilities:

	March 31, 2013	December 31, 2012
Quoted market price on valuation date	$3.26	$2.97
Contractual conversion rate	$3.17	$3.74
Contractual term to maturity	1.08 Years	1.33 Years
Implied expected term to maturity	0.98 - 0.99 Years	1.24 Years
Market volatility:
Range of volatilities	33.6% - 72.0%	31.3% - 64.03%
Range of equivalent volatilities	37.3% - 47.9%	38.6% - 45.0%
Contractual interest rate	8.0% - 9.0%	8.0% - 9.0%
Range of equivalent market risk adjusted interest rates	8.02% - 9.08%	9.0%-9.1%
Range of equivalent credit risk adjusted yields	1.47% - 1.13%	0.94% - 1.03%
Risk-free rates	0.04% - 0.14%	0.02% - 0.16%

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended March 31, 2013 and 2012.

	Three Months ended March 31,
	2013	2012
Balances at January 1	$1,529,583	$2,680,133
Issuances	—
Expirations from redemptions of host contracts reflected in income	(437,889)	—
Changes in fair value inputs and assumptions reflected in income	640,563	(472,970)

Balances at March 31	$1,732,257	$2,207,163

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and utilized in the Binomial Lattice process are as follows for both the issuance dates of the warrants and March 31, 2013 and 2012 and December 31, 2012:

	March 31,		December 31, 2012
	2013	2012
Linked common shares	1,725,000	1,800,000	1,725,000
Quoted market price on valuation date	$3.26	$3.11	$2.97
Contractual exercise rate	$2.4648	$2.50	$2.4648
Term (years)	0.53	1.53	0.78
Range of market volatilities	33.8% - 44.4%	40.8% - 77.7%	33.1% - 49.17%
Risk free rates using zero coupon US Treasury Security rates	0.04% - 0.11%	0.05% - 0.26%	0.02% - 0.11%

	March 31,		December 31, 2012
	2013	2012
Linked common shares	525,000	525,000	525,000
Quoted market price on valuation date	$3.26	$3.11	$2.97
Contractual exercise rate	$2.4648	$2.75	$2.4648
Term (years)	1.04	2.04	1.28
Range of market volatilities	34.1% - 45.3%	42.7% - 78.3%	33.8% - 63.6%
Risk free rates using zero coupon US Treasury Security rates	0.04% - 0.14%	0.09% - 0.33%	0.02% - 0.16%

	March 31,		December 31, 2012
	2013	2012
Linked common shares	1,562,500	1,302,083	1,562,500
Quoted market price on valuation date	$3.26	$3.11	$2.97
Contractual exercise rate	$3.60	$4.32	$3.60
Term (years)	4.10	5.11	4.35
Range of market volatilities	34.1% - 67.7%	49.0% - 77.4%	39.2% - 70.2%
Risk free rates using zero coupon US Treasury Security rates	0.07% - 0.57%	0.07% - 1.04%	0.05% - 0.54%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	90%	—

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Balances at January 1	$3,826,619	$4,653,160
Changes in fair value inputs and assumptions reflected in income	459,737	349,901

Balances at March 31	$4,286,356	$5,003,061

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE M – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250

Total participating revenue rights	$4,643,750	$4,643,750

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any one project Galt selected prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. These amounts will be paid out of proceeds of the project. Galt will receive 50% of the proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. Subsequently we reached an agreement permitting Galt to bifurcate their selection between two projects, the SS Gairsoppa and HMS Victory with the residual 1% on additional net proceeds assigned to the HMS Victory project only. Galt was paid in full during the first quarter of 2013 on their share of the SS Gairsoppa project investment. The remaining amount paid to Galt during the three-months ended March 31, 2013 was $12,506,755. Galt will also receive an amount equal to 50% of our net proceeds, if any, on the HMS Victory project until they receive two times their initial investment and thereafter will receive 7.5125% of our net proceeds from the HMS Victory project. Galt will not receive any further distributions from the Gairsoppa project proceeds.

NOTE N – REDEEMABLE SERIES G PREFERRED STOCK

During October 2010, we designated and issued 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”) as further discussed below. In April 2011 and October 2011, we redeemed 3 and 20 shares, respectively, from certain holders of the Series G Preferred for cash of $757,500 and $5,065,556, respectively, under the terms and conditions of the Series G Preferred Certificate of Designation. At the time of redemption, the carrying value of these shares of Series G Preferred amounted to $558,926 and $5,000,000, respectively. We recorded the difference between the redemption values paid and the carrying values amounting to $198,574 and $65,556, respectively, as a deemed dividend in paid-in capital. See NOTE L for our accounting for the associated compound embedded derivative that had been bifurcated and classified in liabilities. During July 2012, the remaining 1 share of Series G Convertible Preferred Stock was converted into 140,000 shares of common stock.

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

The following table summarizes the allocation for each of these transactions as of October 11, 2010:

	Financing	Exchange	Total
Redeemable preferred stock (1)	$2,747,476	$888,997	$3,636,473
Compound embedded derivatives (2)	1,389,114	261,318	1,650,432
Warrant derivatives (2)	913,410	161,190	1,074,600
Extinguishment loss	—	(383,023)	(383,023)

	$5,050,000	$928,482	$5,978,482

(1)	The fair value of the redeemable preferred stock was estimated based upon its forward cash flow value, at a credit-risk adjusted market interest rate, as enhanced by the fair value of the conversion feature. Credit-risk adjusted rates used to discount the cash flow component ranged from 3.98% to 4.89% over our estimated period to redemption, which is October 2013.The fair value of the conversion feature is reflected in the compound embedded derivative line of the table.
(2)	See NOTE N for information related to the valuation of these financial instruments both on the inception date of the transactions and at December 31, 2010.

Prior to making the above accounting allocation, we evaluated the Series G Preferred and the warrants for proper classification under ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred is redeemable at the holder’s option, we are required to record the residual from our allocation to the mezzanine section. This amount is further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. The Series G Preferred was fully accreted to its redemption value during the period from inception to April 2011.

Dividends on the Series G Preferred are recorded when they are declared. Cumulative dividends from the inception date of the transactions to March 31, 2013 amounted to $525,556 of which none are arrears on March 31, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Operational Update

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2012. Only projects with material status updates since those report were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

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

A report was provided to the Foundation and the UK MOD that details monitoring of the site conducted by Odyssey and Wreck Watch International between 2008 and early 2012. The report includes evidence, including photographs, of additional damage to the site since 2008 caused by human and natural forces. This report was published in June 2012 and is available here http://shipwreck.net/victorypapers.php. We also provided a revised archaeological project design, developed as a result of the impact report, to the Maritime Heritage Foundation. This revised project design has been approved by the Foundation’s Scientific Advisory Committee, chaired by marine archaeologist Dr. Margaret Rule and, submitted to the UK MOD by the Maritime Heritage Foundation. On January 31, 2013, the Maritime Heritage Foundation received a response from the MOD in which it was acknowledged there is an identified threat to the Victory site. The letter also sets forth a set of Key Management Principles to be agreed prior to undertaking additional work on the site. We have reached agreement on these management principles with the Foundation which would allow us to move forward on the project, while providing comfort to the Government and the MOD Advisory Group that proper archaeological principles will be adhered to through the course of the project. The Foundation has submitted these Management Principles as well as a report detailing the non-disturbance survey work on the site to the MOD.

While awaiting instructions from the Maritime Heritage Foundation to move forward on the Victory project, the Odyssey Explorer completed an extensive refit and annual dry-dock maintenance and is conducting survey operations on other projects.

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport. The contract was awarded after a competitive bid process. This contract has been extended to allow recovery operations to continue through 2013.

The SS Gairsoppa was a 412-foot steel-hulled British cargo ship that was torpedoed by a German U-boat in February 1941 while enlisted in the service of the UKG Ministry of War Transport. Contemporary research and official documents indicate that the ship was carrying £600,000 (1941 value) or up to 7 million total ounces of silver, including over 3 million ounces of private silver bullion insured by the UKG. The British Ministry of War Transport paid a War Risk Insurance Claim for £325,514 (in 1941 value) for 2,817 bars of silver that were reported to be on board the Gairsoppa when she sank. The UKG only paid this insurance on privately-owned cargo. Any cargo owned by the UKG would not have been insured through the War Risk Insurance Office.

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

Odyssey anticipates that an additional 1,599 insured silver ingots, representing approximately 1.8 million ounces, and what could be a substantial amount of uninsured silver, remain on the Gairsoppa site. We have executed a charter agreement with Swire Seabed, scheduled to begin May 22, 2013, to utilize the MV Seabed Worker to continue recovery operation on the Gairsoppa site.

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

Operations on the Mantola were planned in conjunction with operations on the SS Gairsoppa under the umbrella of “North Atlantic Expedition.” In 2012, operations were conducted to test ship and equipment capabilities while on the shallower Mantola site as well as perform initial recovery efforts during 12 days early in the expedition. Recovery operations on the Mantola are planned to continue immediately after completion of Gairsoppa recovery operations during the 2013 season.

Commodity Wreck Program

On September 20, 2012, we announced project approval and salvage contracts from ship owners for a multi-year commodity shipwreck program with a potential total recovery value of more than $230 million based upon current commodity prices and related assumptions. Odyssey has negotiated salvage contracts with ship owners that will award 90% of the net recovered cargo value to Odyssey for four separate deep-ocean shipwrecks carrying valuable commodities when they sank. There are additional valuable shipwrecks that do not require salvage agreements that can be added to the program and undertaken while Odyssey has a ship and equipment nearby.

Planning is underway to assemble the necessary ship and equipment for the exploration, assessment and recovery of these cargoes, which is targeted to begin in 2013. The timing will depend on the availability of ships, the success and amount of ship time dedicated to the Gairsoppa and Mantola projects and other factors.

Subsea Mineral Mining Exploration Projects

Neptune Minerals: We currently own 6.2 million shares of Neptune Minerals, a company focused on discovering and commercializing high-value mineral deposits. To date Neptune Minerals has been successful in attracting the investment capital required to fund mineral exploration expeditions. Neptune’s capital raise, completed in December 2011, was at $12 per share of Class B common stock. Neptune Minerals completed another private placement in 2012 for approximately $17 million at $17.50 per share. Our current ownership is approximately 30%. Odyssey and Neptune are currently planning operations in one of Neptune’s highly prospective tenement areas to produce a formal resource estimate.

Chatham Rock Phosphate: In May 2012, we received our final cash payment of $1 million for charter services from Chatham Rock Phosphates, Ltd. We also received 9.3 million shares of Chatham Rock Phosphates Ltd. common stock for charter services valued at $1.7 million (12.2 % of Chatham shares outstanding). Chatham Rock Phosphates Ltd. currently holds a license covering over 4,000 square kilometers off the coast of New Zealand believed to have significant seabed deposits of rock phosphate and other potentially valuable minerals. Since our share acquisition, the stock price has approximately doubled in value. Also, other major investors have acquired shares that have diluted our position to approximately 7.3%. Odyssey and Chatham Rock Phosphate have executed a letter of intent in 2013 for Odyssey to provide additional seafloor geotechnical survey, sampling and testing services to Chatham

Oceanica Resources: In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (Oceanica). Odyssey initially held 77.6 million of Oceanica’s 100.0 million outstanding cuotas (a unit of equity interest under Panamanian law). Subsequently, Enterprises sold and transferred to Mako Resources, LLC 15.0 million cuotas for a purchase price of $1.00 per quota or $15 million and granted Mako options to purchase an additional 15.0 million cuotas at the purchase price of $2.50 per quota before December 31, 2013. Oceanica is in the business of mineral exploration and controls exclusive permits for offshore mineral deposits in an area which is believed to feature a valuable mineral resource based on extensive exploratory activities undertaken by Odyssey. Preliminary resource assessments indicate that the concessions, which have been granted for a 50 year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value.

While undergoing routine dry dock, maintenance, and inspections the Dorado Discovery is upgrading equipment and capabilities including installation of additional drilling/coring tools and an advanced Reson 7150 multi-beam sonar system capable of mapping the ocean floor and analyzing targets to 6000 meters deep. Once installation and testing is complete the Dorado Discovery is expected to resume survey and exploration projects in the Pacific Ocean.

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

“Black Swan” Arrest

The Eleventh Circuit Court of Appeals upheld the dismissal of the case by the United States Federal District Court for the Middle District of Florida finding no subject matter jurisdiction under the Foreign Sovereign Immunities Act. Without concluding that the coins and artifacts recovered were owned by the Kingdom of Spain, the Court upheld the order to transfer all property to Spain based upon a finding that it was once carried aboard the Nuestra Senora de Las Mercedes, a Spanish naval vessel. The United States Supreme Court declined to hear the case. On February 23, 2012, Odyssey complied with the Court’s order by transferring the coins and artifacts to Spain. On April 16, 2012, Spain filed a motion with the district court for an award of fees and costs related to the case. On November 15, 2012, the district court Magistrate Judge entered a Report and Recommendation recommending that Spain be awarded fees and costs, but only those incurred after dismissal of the case from February 10, 2012 to March 20, 2012, related to the transfer of artifacts held in Gibraltar. Odyssey objected to the Report and Recommendation and Spain also filed an objection, again seeking fees and costs for the entire case. Counsel for Spain filed an affidavit in the case claiming approximately $95,000 in fees and costs related to the Gibraltar artifacts, an additional $39,000 for recent filings and hearings concerning the fees and costs, and $3.2 million in total fees and costs. A hearing was held on February 5, 2013, without resolution. Odyssey has filed an affidavit disputing the fees claimed by Spain. The court has taken the matter under consideration.

All of Odyssey’s significant filings to-date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

Unidentified Shipwreck (Bray Case)

On August 15, 2012, the district court dismissed this case, finding that the Plaintiff had failed to state a cause of action upon which relief could be granted. The Eleventh Circuit upheld the dismissal on March 11, 2013, and the case was closed on April 16, 2013.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2012, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2013, compared to three-months ended March 31, 2012

Increase/(Decrease)			2013 vs. 2012
(Dollars in millions)	2013	2012	$	%
Artifact sales and other	$.8	$.1	$.7	1383%
Exhibit	.1	—	—	140
Expedition charter	—	2.8	(2.8)	(100)

Total revenue	$.9	$2.9	$(2.0)	(70)%

Cost of sales	$.1	$—	$.1	326%
Marketing, general and administrative	2.8	2.4	.4	18
Operations and research	5.7	5.2	.6	11

Total operating expenses	$8.7	$7.5	$1.1	15%

Other income (expense)	$(1.7)	$(.8)	$(.9)	(104)%

Net income (loss)	$(9.7)	$(5.5)	$(4.2)	(76)%

The explanations that follow are for the three-months ended March 31, 2013, compared to the three-months ended March 31, 2012.

Revenue

The decrease in total revenue of $2.0 million was primarily related to a decrease in expedition charter revenue of $2.8 million and an increase in artifact sales & other of $.7 million. The decrease in expedition charter revenue in 2013 was associated with our subsea mineral mining charters primarily related to Chatham Rock Phosphate, Ltd. charter services in 2012.

The increase in artifact and other sales of $.7 million in 2013 was due to an increase in other revenue of $.5 million associated with the final revenue proceeds from the Gairsoppa project and an increase in artifact sales of $.3 million.

Odyssey’s exhibit, SHIPWRECK! Pirates & Treasure was on display for three months in the first quarter 2013 (Museum of Science, Boston) and only one month in 2012 (Mid America Science Museum in Hot Springs, Arkansas). Following previous successful engagements in New Orleans, Tampa, Detroit, Oklahoma City, Charlotte, Baltimore, Sarasota, San Antonio, and Hot Springs and Boston, Odyssey’s SHIPWRECK! exhibit will debut at Discovery Place Times Square on May 24, 2013 which will be the first public unveiling of silver recovered from the SS Gairsoppa shipwreck.

Operating Expenses

Cost of sales increased by $.1 million in 2013 versus 2012 due to approximately 450 more silver coins sold in the first quarter 2013 versus 2012.

Marketing, general and administrative expenses were $2.8 million in 2013 as compared to $2.4 million in 2012. The increase of $.4 million primarily represented an increase in our share-based compensation ($.3 million) and an increase in our professional fees and services.

Operations and research expenses were $5.7 million in 2013 as compared to $5.2 million in 2012. The increase in operating and research expenses of $.6 million primarily represented an increase in the mineral mining exploration costs ($.9 million) offset by a decrease in other ship operations of $.3 million primarily related to the Odyssey Explorer which was in dry-dock during the first quarter 2013.

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining which has since been written down to zero. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The other expense variance of $.9 million in the first quarter of 2013 was primarily related to additional expense related to the fair value of the derivative financial instruments ($.8 million, see NOTE L).

Liquidity and Capital Resources

	Three-Months Ended
(Dollars in thousands)	March 2013	March 2012
Summary of Cash Flows:
Net cash used by operating activities	$(16,170)	$(4,466)
Net cash used by investing activities	(2,371)	(336)
Net cash provided by financing activities	19,493	1,907

Net increase (decrease) in cash and cash equivalents	$952	$(2,896)
Beginning cash and cash equivalents	10,096	7,972

Ending cash and cash equivalents	$11,048	$5,076

Discussion of Cash Flows

Net cash used by operating activities for the first three months of 2013 was $16.2 million. This amount primarily reflected an operating loss of $9.7 million offset in part by non-cash items of $2.2 million including depreciation and amortization ($.5 million), share-based compensation ($.7 million), notes payable interest accretion and loan fee amortization ($.7 million), and a unfavorable change in the fair value of derivative liabilities ($.7 million increase to Net Loss, see NOTE L). These non-cash expenses were offset by a $.3 million note payable that was converted to an investment in consolidated entity (“Oceanica”). Other working capital changes (including non-current assets) also provided a decrease in working capital of $8.9 million which primarily included a $10.7 decrease in accrued expenses primarily representing the $12.5 million payment to Galt Resources LLC for the remainder due on the Gairsoppa project proceeds. Other changes included a net decrease in current assets of $1.8 million (primarily relating to the $1.5 million decrease in accounts receivable relating to silver proceeds collected from the Gairsoppa project, and a $.3 million decrease in inventory and restricted cash). These increases in net current assets were offset by net increases of current liabilities, excluding accrued expenses as noted previously, of $.2 million.

Net cash used by operating activities for the first three months of 2012 was $4.4 million. This amount primarily reflected an operating loss of $5.5 million offset in part by non-cash items of $1.4 million including depreciation and amortization ($.4 million), share-based compensation ($.4 million), note interest accretion and loan fee amortization ($.7 million) offset by a favorable change in the fair value of derivative liabilities ($.1 million decrease to Net Loss, see NOTE L). Other working capital changes (including non-current assets) also provided a decrease in cash of $.4 million. These changes included an increase of accounts receivable and other assets of $1.5 million (primarily relating to the $1.3 million Chatham charter which was subsequently received) offset by an increase in accounts payable and accrued expenses of $1.1 million.

Cash flows used in investing activities for the first three months of 2013 were $2.4 million versus $.3 million in 2012. The major purchases in the first quarter 2013 included $1.8 million for new mineral exploration equipment for the Dorado Discovery (a state-of-the-art multi-beam system and traction winch). Also included for 2013 was $.5 million for the Odyssey Explorer which included equipment replacement and a major engine overhaul which extended the useful life of the vessel asset. Another $.1 million in investing activities for 2013 represented the purchase of other marine and corporate property and equipment. Cash flows used in investing activities for the first three months of 2012 of $.3 million represented the purchase of marine property and equipment.

Cash flows provided by financing activities for the first three months of 2013 were $19.5 million which primarily represented $15.0 million from the sale of a 15% interest in Oceanica Resources, S. de. R.L., (a Panamanian company “Oceanica”), a majority owned subsidiary (see General Discussion under Other Cash Flow and Equity Areas). Oceanica is in the business of mineral exploration and controls exclusive mining licenses for offshore mineral deposits. The licenses include areas which, based upon extensive exploration and analysis undertaken by Odyssey, are believed to feature valuable mineral resources. Preliminary resource assessments indicate that the licenses, or concessions, which have been granted for a 50-year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value. Additional cash flow was provided from the exercise of outstanding warrants ($4.6 million) offset by repayment of debt obligations ($.2 million). Cash flows provided by financing activities for the first three months of 2012 was $1.9 million which primarily represented $2.0 million proceeds from the additional term loan from Fifth Third Bank in March 2012 offset by repayment of mortgage and loans payable.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2013, we had cash and cash equivalents of $11.0 million, an increase of $.9 million from the December 31, 2012 balance of $10.1 million.

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

During February 2013 Odyssey Marine Exploration, Inc. (“Odyssey”), Odyssey Marine Enterprises, Ltd., a Bahamian company (the “Enterprises”), and Oceanica Resources, S. de. R.L., a Panamanian company (“Oceanica”), entered into a purchase agreement with an investor group. Enterprises is a wholly owned subsidiary of Odyssey. As of the date of the purchase agreement, Enterprises held 77.6 million of Oceanica’s 100.0 million outstanding cuotas (a unit of equity interest under Panamanian law). Enterprises sold the investor group 15.0 million of the cuotas held by Enterprises for a purchase price of U.S. $1.00 per quota ($15 million). The investor was granted an option to purchase 15 million additional cuotas held by Enterprises which have an exercise price of U.S. $2.50 per quota and are exercisable at any time and from time to time through and until December 31, 2013. Oceanica is in the business of mineral exploration and controls exclusive mining licenses for offshore mineral deposits. The licenses include areas which, based upon extensive exploration and analysis undertaken by Odyssey, are believed to feature valuable mineral resources. Preliminary resource assessments indicate that the licenses, or concessions, which have been granted for a 50-year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value.

Bank Term Loan

We are currently in negotiations with Fifth Third Bank to renew our $5 million term loan and our building mortgage which expire on July 11, 2013. Based upon these negotiations we plan to renew these credit facilities on or before the July termination.

Trends and Uncertainties

Our current 2013 business plan estimates positive cash flow from operating activities. The plan contains assumptions which include that several of our planned projects are funded through project recoveries (Gairsoppa) and other financings, syndications or other partnership opportunities. The 2013 business plan expenses include a 90-day charter agreement which we recently executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects similar to the work performed in 2012 where we monetized over $41 million of silver cash proceeds. One or more of these projected project recoveries, financing or partnership opportunities may not be realized which may require the need for additional cash. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2013 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales from recoveries, syndicated projects and other potential financing opportunities. We also anticipate renewing our term and mortgage loans with Fifth Third Bank on or before July 2013. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, realizing capital gains from sale of interest in mineral exploration entities, generating income from shipwreck or mineral exploration charters or to generate income from other projects. However, it is likely that we could monetize a significant portion of the Gairsoppa and Mantola projects in 2013 which could fund our operations for future periods. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2013.

New Accounting Pronouncements

As of March 31, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE H for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,100 per month until maturity in July 2013. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,300 per month until maturity in July 2013. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Odyssey maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Investors should consider such risk factors, as well as the risk factor set forth below, prior to making an investment decision with respect to the Company’s securities.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 10, 2013	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer