Form 10-Q
period 2013-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2013-08-08
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 25, 2013 was 79,625,966.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,337,619	$10,096,414
Restricted cash	185,217	276,906
Accounts receivable, net	300,580	2,101,941
Inventory	326,265	418,926
Other current assets	2,483,221	874,115

Total current assets	13,632,902	13,768,302

PROPERTY AND EQUIPMENT
Equipment and office fixtures	20,156,634	16,781,671
Building and land	4,718,863	4,708,091
Accumulated depreciation	(15,941,818)	(15,038,811)

Total property and equipment	8,933,679	6,450,951

NON-CURRENT ASSETS
Inventory	5,362,999	5,574,841
Other non-current assets	1,269,387	1,102,730

Total other assets	6,632,386	6,677,571

Total assets	$29,198,967	$26,896,824

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,319,451	$1,948,555
Accrued expenses and other	2,774,944	14,050,840
Deferred revenue	2,835,522	2,835,522
Derivative liabilities	4,020,014	5,356,203
Mortgage and loans payable	14,667,705	14,809,737

Total current liabilities	29,617,636	39,000,857

LONG-TERM LIABILITIES
Mortgage and loans payable	555,386	4,010,946
Deferred income from revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	5,199,136	8,654,696

Total liabilities	34,816,772	47,655,553

Commitments and contingencies (Note G)
Redeemable Series G Convertible Preferred stock	—	—
STOCKHOLDERS’ DEFICIT
Preferred stock—$.0001 par value; 9,675,200 and 9,361,200 shares authorized, respectively; none outstanding	—	—
Preferred stock series D convertible—$.0001 par value; 134,800 and 448,800 shares authorized, respectively; 32,400 and 206,400 issued and outstanding, respectively	3	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 79,625,966 and 75,416,203 issued and outstanding, respectively	7,963	7,542
Additional paid-in capital	180,401,952	144,446,574
Accumulated deficit	(185,774,223)	(165,212,866)

Total stockholders’ deficit before non-controlling interest	(5,364,305)	(20,758,729)
Non-controlling interest	(253,500)	—

Total stockholders’ deficit	(5,617,805)	(20,758,729)

Total liabilities and stockholders’ deficit	$29,198,967	$26,896,824

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUE
Artifact sales and other	$227,574	$133,259	$1,030,646	$187,407
Exhibit	20,691	75,000	80,691	100,000
Expedition	5,480	1,218,372	5,480	4,038,977

Total revenue	253,745	1,426,631	1,116,817	4,326,384

OPERATING EXPENSES
Cost of sales – artifacts and other	95,084	89,892	240,785	124,081
Marketing, general and administrative	2,928,570	2,483,000	5,719,891	4,839,918
Operations and research	9,511,112	9,554,692	15,244,345	14,706,398

Total operating expenses	12,534,766	12,127,584	21,205,021	19,670,397

INCOME (LOSS) FROM OPERATIONS	(12,281,021)	(10,700,953)	(20,088,204)	(15,344,013)
OTHER INCOME (EXPENSE)
Interest income	56	698	2,755	23,138
Interest expense	(918,486)	(1,679,871)	(1,989,541)	(2,665,200)
Change in derivative liabilities fair value	1,998,599	(3,212,901)	1,336,189	(3,089,832)
Other	1,376	2,677	24,687	3,759

Total other income (expense)	1,081,545	(4,889,397)	(625,910)	(5,728,135)

INCOME (LOSS) BEFORE INCOME TAXES	(11,199,476)	(15,590,350)	(20,714,114)	(21,072,148)
Income tax benefit (provision)	50,000	—	(100,742)	—

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(11,149,476)	(15,590,350)	(20,814,856)	(21,072,148)
Non-controlling interest	253,500	—	253,500	—

NET INCOME (LOSS)	$(10,895,976)	$(15,590,350)	$(20,561,356)	$(21,072,148)

NET INCOME (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(.14)	$(.21)	$(.26)	$(.29)

Weighted average number of common shares outstanding
Basic and diluted	79,345,030	73,234,692	78,350,236	73,199,914

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(20,814,856)	$(21,072,148)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	904,690	798,179
Investment in consolidated entity	(301,093)	—
Loan fee amortization	121,909	212,006
Change in derivatives liabilities fair value	(1,336,189)	3,089,832
Note payable interest accretion	1,173,924	1,755,343
Senior debt interest settled with common stock	275,013	—
Foreign currency translation	1,303	—
Share-based compensation	1,240,773	918,088
(Increase) decrease in:
Restricted cash	91,689	94,555
Accounts receivable	1,698,691	251,706
Inventory	304,503	92,886
Other assets	(1,785,426)	(3,285,464)
Increase (decrease) in:
Accounts payable	3,362,535	4,350,738
Accrued expenses and other	(11,443,547)	(332,603)

NET CASH (USED) BY OPERATING ACTIVITIES	(26,506,081)	(13,126,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,628,940)	(597,024)

NET CASH (USED) BY INVESTING ACTIVITIES	(2,628,940)	(597,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,885,655	44,625
Proceeds from sale of subsidiary stock	25,000,000	—
Proceeds from issuance loan payable	—	9,994,483
Broker commissions and fees on capital raises	—	(400,000)
Repayment of mortgage and loans payable	(509,429)	(341,276)
Dividends	—	(10,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,376,226	9,287,832

NET INCREASE (DECREASE) IN CASH	241,205	(4,436,074)
CASH AT BEGINNING OF PERIOD	10,096,414	7,971,794

CASH AT END OF PERIOD	$10,337,619	$3,535,720

SUPPLEMENTARY INFORMATION:
Interest paid	$206,136	$701,106
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$165,748	$347,528
Equipment purchased with financing	$756,795	$588,499
Debt repayment with common shares	$4,695,652	$—
Series G Preferred Stock dividend declaration	$—	$10,000

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2013, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year.

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

During the six-months ended June 2013, our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd., sold 23 million cuotas (shares) of its position in Oceanica Resources, S.R.L. for $25 million. According to the Accounting Standards Codification (“ASC”) 810 – Consolidation, paragraph 810-10-45-23, we have accounted for this transaction as an equity transaction. Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income.

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

Inventory

Our inventory consists of artifacts recovered from the SS Republic shipwreck, general branded merchandise and related packaging material. Inventoried costs of recovered artifacts include the costs of recovery, conservation and administrative costs to obtain legal title to the artifacts. Administrative costs are generally legal fees or insurance settlements required in order to obtain clear title. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2013, we did not own securities with a maturity greater than three months.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company generates income, the Company calculates basic earnings per share using the two-class method pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of the Senior Convertible Note disclosed in Note H because the note qualifies as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holder of the Convertible Notes do not participate in losses.

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

At June 30, 2013 and 2012, weighted average common shares outstanding year-to-date were 78,350,236 and 73,199,914, respectively. For the periods ended June 30, 2013 and 2012, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Average market price during the period	$3.14	$3.05	$3.19	$3.11
In the money potential common shares from options excluded	299,539	213,311	333,062	239,119
In the money potential common shares from warrants excluded	493,329	1,045,869	525,093	1,119,803

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Out of the money options and warrants excluded:
Stock options with an exercise price of $3.40 per share	100,000	100,000	100,000	100,000
Stock options with an exercise price of $3.43 per share	40,000	—	40,000	—
Stock options with an exercise price of $3.50 per share	345,000	245,000	345,000	245,000
Stock options with an exercise price of $3.51 per share	959,500	984,670	959,500	984,670
Stock options with an exercise price of $3.53 per share	191,700	211,900	191,700	211,900
Stock options with an exercise price of $3.90 per share	20,000	—	20,000	—
Stock options with an exercise price of $4.00 per share	52,500	52,500	52,500	52,500
Stock options with an exercise price of $5.00 per share	100,000	300,000	100,000	300,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $3.60 per share	1,562,500	1,562,500	1,562,500	1,562,500
Warrants with an exercise price of $5.25 per share	—	100,000	—	100,000

Total anti-dilutive warrants and options excluded from EPS	3,471,200	3,656,570	3,471,200	3,656,570

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Potential common shares from Convertible Preferred Stock excluded from EPS	32,400	346,400	32,400	346,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Potential common shares from unvested restricted stock awards excluded from EPS	512,928	467,164	509,236	463,234

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss)	$(10,895,976)	$(15,590,350)	$(20,561,356)	$(21,072,148)
Cumulative dividends on Series G Preferred Stock	—	(5,000)	—	(15,000)

Numerator, basic and diluted net income (loss) available to stockholders	$(10,895,976)	$(15,595,350)	$(20,561,356)	$(21,087,148)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	79,345,030	73,234,692	78,350,236	73,199,914

Shares used in computation – diluted:
Weighted average common shares outstanding	79,345,030	73,234,692	78,350,236	73,199,914
Dilutive effect of potential common shares outstanding	—	—	—	—

Shares used in computing diluted net income per share	79,345,030	73,234,692	78,350,236	73,199,914

Net income (loss) per share – basic	$(0.14)	$(0.21)	$(0.26)	$(0.29)
Net income (loss) per share – diluted	$(0.14)	$(0.21)	$(0.26)	$(0.29)

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

NOTE C – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008 (see NOTE H), $500,000 was deposited into an additional interest-bearing account from which principal and interest payments are made. On each anniversary of the mortgage, we are to deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. This mortgage loan matures during July 2013, at which point in time it was refinanced. The balance in this restricted cash account is held as additional collateral by the Bank and is not available for operations. Any funds remaining in this account at the end of the new mortgage term will be returned to the Company. The balance in this account at June 30, 2013, was $185,217. Subsequent to June 30, 2013, we renewed the mortgage with the Bank which modified the terms of the restricted cash account to require us to replenish the account up to $400,000 each year.

NOTE D – INVENTORY

Our inventory consisted of the following:

	June 30, 2013	December 31, 2012
Artifacts	$5,557,025	$5,743,915
Packaging	105,965	131,641
Merchandise	397,606	485,769
Merchandise reserve	(371,332)	(367,558)

Total inventory	$5,689,264	$5,993,767

Of these amounts, $5,362,999 and $5,574,841 are classified as non-current as of June 30, 2013 and December 31, 2012, respectively.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc.

During the quarter ended December 31, 2009, we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. In April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a share exchange. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for our surrendered units in SMM. We also acquired an additional 1,200 shares of DOR valued at $2,000,000 that resulted in a 41.25% ownership of DOR. Under the terms of the Share Subscription Agreement, we had the option to pay for this investment in cash, provide marine services to DOR over a three-year period commencing April 2010 or exercise our contractual right to offset against the $2,000,000 marine services accounts receivable owed to us. During 2011, we exercised our contractual right and offset these two amounts. The focus of DOR was on the exploration and monetization of gold- and copper-rich Seafloor Massive Sulfide (“SMS”) deposits.

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and shares of Class B non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At June 30, 2013, we have a net share position in NMI of 6,216,600 shares, which represents an approximate 30% ownership before any further dilution of the NMI stock.

At June 30, 2013, our share of unrecognized DOR (NMI) losses is $7.2 million. We have not recognized the accumulated $7.2 million in our income statement because these losses exceed our investment in DOR (NMI). Based on the NMI and DOR transaction described above, we believe it is appropriate to allocate this loss carryforward to any incremental investment that may be recognized on our balance sheet in NMI. The aforementioned loss carryforward is based on NMI’s last audited financial statements as of June 30, 2012 and is the best financial information available to us currently. With NMI being involved in the capital intensive deep-sea mining and exploration industry as well as not having revenue, we believe their cumulative loss for their fiscal year end June 30, 2013 will be several million dollars.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent a 6.9% equity stake in CRP. With CRP being on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period.

NOTE F – INCOME TAXES

As of June 30, 2013, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $129 million. The federal NOL carryforwards from 1998 forward will expire in various years beginning in 2018 and ending through the year 2032. From 2018 through 2022, approximately $3.2 million of the NOL will expire, from 2023 through 2027, approximately $59.9 million of the NOL will expire, and from 2028 through 2032, approximately $65.9 million of the NOL will expire.

As of June 30, 2013 we utilized $4.3 million of the federal NOL carryforwards for taxable income resulting from our sale of partial ownership interest in a subsidiary. For Alternative Minimum Tax (AMT) purposes, a limitation is imposed on the allowable amount of the NOL carryforward, this limitation resulted in a current federal tax expense. The AMT rate applied is 20%.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	June 30, 2013	June 30, 2012	June 30, 2011
Current
Federal	$85,742	$—	$—
State	15,000	—	—

	$100,742	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$100,742	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$45,685,747
Capital loss carryforward	395,844
Accrued expenses	111,181
Deferred revenue	1,020,246
Reserve for accounts receivable	2,146,685
Reserve for inventory	133,608
Start-up costs	110,118
Excess of book over tax depreciation	1,359,211
Stock option and restricted stock award expense	1,659,421
Investment in unconsolidated entity	3,800,697
Less: valuation allowance	(55,726,704)

$696,054

Deferred tax liability:
Property and equipment basis	$71,229
Prepaid expenses	624,825

$696,054

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at June 30, 2013. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of June 30, 2013.

The decrease in the valuation allowance as of June 30, 2013 is due to the utilization of $4.3 million of our net operating loss carryforward.

The change in the valuation allowance is as follows:

June 30, 2013	$55,726,704
December 31, 2012	57,901,529

Change in valuation allowance	$(2,174,824)

Income taxes for the six-month periods ended June 30, 2013 and 2012 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	June 30, 2013	June 30, 2012
Expected (benefit)	$(6,956,609)	$(7,164,530)
U.S. income tax expense at the AMT 20% rate	100,742	—
State income taxes net of federal benefits	97,489	(191,873)
Nondeductible expense	12,895	8,050
Stock options and restricted stock awards	208,890	240,265
Gain on sale of subsidiary stock	8,454,148	—
Derivatives	(13,721)	1,667,465
Change in valuation allowance	(2,174,824)	5,203,811
Effects of:
Change in apportionment estimate	400,067	—
Change in net operating loss estimate	2,240	610,863
Change in capital loss carryover estimate	—	(374,051)
Other, net	(30,575)	—

	$100,742	$—

During the six-month periods ended June 30, 2013 and 2012, the Company recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amounts of $221,060 and $248,038, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase to the deferred tax asset and increase in additional paid in capital.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2009.

NOTE G – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 16, 2012, the Kingdom of Spain filed a motion with the district court for an award of attorney’s fees and costs related to the “Black Swan” case. On November 15, 2012, the Magistrate Judge recommended to the District Judge that Spain recover fees and costs related only to the period from February 10, 2012 through March 20, 2012 which amounts to approximately $130,000. We are opposing the motion vigorously and have submitted substantial arguments in opposition. However, we cannot predict the court’s ruling at this time.

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. Management is currently not aware of any claims or suits that will have a material adverse impact on its financial position or its results of operations.

Trends and Uncertainties

Our current 2013 business plan estimates positive cash flow from operating and financing activities. The plan contains assumptions which include that several of our planned projects are funded through project recoveries (Gairsoppa) and other financings, syndications or other partnership opportunities. The 2013 business plan expenses include a 90-day charter agreement which we executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects similar to the work performed in 2012 when we monetized over $41 million of silver. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2013 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales from recoveries, syndicated projects and other potential financing opportunities. We renewed our term and mortgage loans with Fifth Third Bank in July 2013. We also borrowed $10 million in July 2013 from Fifth Third Bank which was secured by Gairsoppa project proceeds based upon the recent recovery. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, realizing capital gains from sale of interest in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating income from other projects. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

NOTE H – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Term loan	$5,000,000	$5,000,000
Face value $10,000,000, 8% Convertible Senior Note Payable	4,496,280	8,234,367
Face value $8,000,000, 9% Convertible Senior Note Payable	3,845,137	3,628,779
Mortgage payable	1,881,674	1,957,537

	$15,223,091	$18,820,683

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

On March 30, 2012, the above term loan was amended and increased to $5 million with an expiration date of July 11, 2013. This facility bears floating interest at the one month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit. During July 2013 this term loan was amended with substantially the same terms that currently exist. The new maturity date is July 2016. Beginning January 2014, we will be required to make semi-annual payments of $500,000.

The current amended term loan is secured by approximately 25,000 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants included: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval.

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matures on July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of June 30, 2013, the loan balance outstanding was $1,302,000. During July 2013 this mortgage loan was amended with substantially the same terms that currently exist. The new maturity date is July 2016.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of June 30, 2013, the loan balance outstanding was $579,672. The seller originally carried a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. As of June 30, 2012, this debt was paid in full. The interest was at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa.

Senior Convertible Notes

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

The indebtedness evidenced by the Initial Note bears interest at 8.0% percent per year (15% under default conditions, if ever). Interest is compounded monthly and payable quarterly at the beginning of each calendar quarter. The Initial Note is amortized with equal monthly principal installments of $434,783 that commenced on July 8, 2012. Prepayment is not allowed. Further, the Notes may be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note was $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note was to be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). On May 10, 2012 (the six-month anniversary of the initial closing date), the conversion price applicable to the Initial Note was adjusted to $3.17, which represented 110.0% of the market price of Odyssey’s common stock. The conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We have agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that we make in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the volume-weighted average price of our shares of common stock for a ten-day period immediately prior to the applicable amortization date.

The Initial Note provides for redemption upon the occurrence of an event of default. Default conditions include non-servicing of the debt and certain other credit risk related conditions. Default conditions also include certain equity indexed events including failures to file public information documents, non-conversion or insufficient share authorizations to effect conversion and failure to obtain and maintain an effective registration statement covering the underlying common shares. The remedies to the investor for events of default include acceleration of payment at 125% of the remaining face value in certain circumstances. In the event the default redemption is not paid, the investor would have the right to elect conversion of the note at an adjusted conversion price approximating 75% of quoted market prices. A change in control would also result in a redemption requirement at 125% of the face value.

The Notes extend no voting rights to the investors. However, the Notes extend participation rights in dividend payments, if any, made to the holders of the Company’s common or other class of stock, except our Series G Preferred Stock.

The holder of the Initial Note elected to apply some of the payments due on the principal balance of the Initial Note to the Additional Note described below. During the six months ended June 30, 2013, we issued 1,731,779 shares of common stock as payment of $4,695,652 in outstanding principal. The principal balance of the Initial Note at June 30, 2013 was $5,387,032.

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

Additional Note

On May 10, 2012, we issued the Additional Note in the original principal amount of $8.0 million, and the number of shares of Odyssey’s common stock issuable upon exercise of the Warrant increased to 1,562,500. The Additional Note bears interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The Additional Note amortizes in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The Additional Note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. Odyssey has a right to redeem the Additional Note. The initial conversion price of the Additional Note is $3.74, subject to reset on the earlier of the date the registration statement registering the offer and sale of the common stock issuable under the notes and the warrants becomes effective and a prospectus contained therein shall be available for the resale by the holder of all of the registrable securities or the six-month anniversary of the additional closing date. The registration statement was declared effective on July 6, 2012, and there was no reset to the conversion price of the Additional Note.

On January 2, 2013, we entered into an agreement to amend the terms of the Additional Note. The installment payments due December 1, 2012, January 1, 2013 and February 1, 2013 were deferred until March 1, 2013 and the conversion price on the Additional Note was decreased from $3.74 to $3.17. We evaluated the amendment’s impact on the accounting for the Additional Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10% and the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was less than 10% of the carrying value of the Additional Note immediately prior to the modification. Since the amendment did not result in a substantial modification, extinguishment accounting was not applicable. The principal balance of the Additional Note at June 30, 2013 was $4,149,195.

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the three and six months ended June 30, 2013 amounted to $606,500 and $1,295,833, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See Note M for information about our derivatives.

NOTE I – STOCKHOLDERS’ DEFICIT

Common Stock

To date in 2013, we issued 1,844,615 shares of common stock, valued at $4,970,665, representing payment for principal and interest on our Initial Note and Additional Note as described in NOTE H.

During the three-month period ended March 31, 2013 we issued 2,010,500 shares of common stock to accredited investors upon exercise of their outstanding warrants.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended June 31, 2013 and 2012 was $552,193 and $529,669, respectively and for the six-month periods ended June 30, 2013 and 2012 was $1,240,773 and $918,088, respectively.

The weighted average estimated fair value of stock options granted during the three-month periods ended June 30, 2012 was $1.48. We did not issue stock options in the three-month period ended June 30, 2013. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	June 30, 2013	June 30, 2012
Risk-free interest rate	—	.39%
Expected volatility of common stock	—	65.34%
Dividend yield	—	0%
Expected life of options	—	3.0 years

NOTE J – DEFERRED REVENUE

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At December 31, 2012 as well as at June 30, 2013, we have a $2,835,522 service obligation on two service contracts that will be recognized as revenue over the period of time the contractual services are provided.

NOTE K – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. The Federal Deposit Insurance Corporation’s standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The Bahamian Deposit Insurance Corporation insures funds up to $50,000 per depositor. At June 30, 2013, our consolidated uninsured cash balance was approximately $10.7 million.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE H for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately $1,100 per month until maturity in July 2013. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately $4,200 per month. The term loan has been amended and extended to July 2016. See NOTE H. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of June 30, 2013 and December 31, 2012 and the amounts that were reflected in our income related to our derivatives for the six-month periods ended June 30, 2013 and 2012:

	June 30, 2013	December 31, 2012
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$853,964	$1,529,583

Warrant derivatives
Senior Convertible Notes	1,638,750	1,921,094
Series G Convertible Preferred Stock	1,527,300	1,905,526

	3,166,050	3,826,620

Total derivative liabilities	$4,020,014	$5,356,203

	June 30, 2013	December 31, 2012
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	2,970,359	4,247,343

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500
Series G Convertible Preferred Stock	2,250,000	2,250,000

	3,812,500	3,812,500

Total common shares linked to derivative liabilities	6,782,859	8,059,843

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$682,831	$(1,611,725)	$42,269	$(1,099,828)
Series G Convertible Preferred Stock	—	(88,697)	—	(127,624)
Warrant derivatives	1,120,306	(1,512,479)	660,569	(1,862,380)

	1,803,137	(3,212,901)	702,838	(3,089,832)
Redemptions of Senior Convertible Notes	195,462	—	633,351	—

Total derivative income (expense)	$1,998,599	$(3,212,901)	$1,336,189	$(3,089,832)

In October 2010, we completed a public offering of shares of Series G Preferred Stock and warrants to purchase common stock. In April 2011, we entered into separate agreements with two holders of the Series G Preferred Stock whereby we agreed to issue warrants to purchase additional shares of common stock to the holders in consideration of the two holders agreeing to extend by six months the dates upon which the conversion option and the redemption option with respect to the shares of Series G Preferred Stock held by them became exercisable and the date upon which the redemption price of the shares of Series G Preferred Stock held by them began to increase by 1% per month. These transactions gave rise to derivative financial instruments. The Series G Convertible Preferred Stock embodied certain terms and features that both possessed all of the conditions of derivative financial instruments and were not clearly and closely related to the host preferred contract in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and the related down-round anti-dilution protection provision, the Company’s redemption privilege and the holder’s redemption privilege. Each of the redemption features also embodies the redemption premium payments. The warrants issued in connection with these transactions included down-round anti-dilution protection and, accordingly, were not afforded equity classification.

In November 2011 and May 2012, we issued and sold Senior Convertible Notes that included certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion options, certain redemption features and a conversion price reset feature. Warrants issued in connection with these transactions included reset price protection and, accordingly, were not afforded equity classification.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Notes and classified in liabilities:

	June 30, 2013	December 31, 2012
Quoted market price on valuation date	$2.96	$2.97
Contractual conversion rate	$3.17	$3.74
Contractual term to maturity	0.84 Years	1.33 Years
Implied expected term to maturity	0.80 Years	1.24 Years
Market volatility:
Range of volatilities	20.0% - 54.4%	31.3% - 64.03%
Range of equivalent volatilities	37.2% - 45.2%	38.6% - 45.0%
Contractual interest rate	8.0% - 9.0%	8.0% - 9.0%
Range of equivalent market risk adjusted interest rates	8.02% - 9.08%	9.0% - 9.1%
Range of equivalent credit risk adjusted yields	0.92%	0.94% - 1.03%
Risk-free rates	0.02% - 0.10%	0.02% - 0.16%

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended June 30, 2013 and 2012.

	Six Months ended June 30,
	2013	2012
Balances at January 1	$1,529,583	$2,680,133
Issuances	—	1,291,298
Expirations from redemptions of host contracts reflected in income	(633,351)	—
Changes in fair value inputs and assumptions reflected in income	(42,268)	1,227,451

Balances at June 30	$(853,964)	$5,198,882

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

In October 2010, we also issued warrants to purchase 1,800,000 shares of our common stock in connection with a public offering of our Series G Convertible Preferred Stock, and in April 2011, we issued warrants to purchase an additional 525,000 shares of our common stock to two holders of the Series G Convertible Preferred Stock in connection with the modification of the conversion and redemption features of the shares of Series G Convertible Preferred Stock held by them. Additionally, in November 2011, we issued warrants to purchase 1,302,083 shares of our common stock in connection with the sale of Senior Convertible Notes. These warrants required liability classification as derivative financial instruments because certain down-round anti-dilution protection or price protection features included in the warrants are not consistent with the concept of equity. We applied the Binomial Lattice valuation technique in estimating the fair value of the warrants because we believe that this technique is most appropriate and reflects all of the assumptions that market participants would likely consider in transactions involving the warrants, including the potential incremental value associated with the down-round anti-dilution protections.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and utilized in the Binomial Lattice process are as follows for both the issuance dates of the warrants and June 30, 2013 and 2012 and December 31, 2012:

	June 30,		December 31, 2012
	2013	2012
Linked common shares	1,725,000	1,800,000	1,725,000
Quoted market price on valuation date	$2.96	$3.725	$2.97
Contractual exercise rate	$2.4648	$2.50	$2.4648
Term (years)	0.28	1.28	0.78
Range of market volatilities	17.3% - 53.6%	48.7% - 73.1%	33.1% - 49.17%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.04%	0.04% - 0.27%	0.02% - 0.11%

	June 30,		December 31, 2012
	2013	2012
Linked common shares	525,000	525,000	525,000
Quoted market price on valuation date	$2.96	$3.725	$2.97
Contractual exercise rate	$2.4648	$2.75	$2.4648
Term (years)	0.79	1.79	1.28
Range of market volatilities	31.7% - 53.5%	48.9% - 72.2%	33.8% - 63.6%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.10%	0.04% - 0.27%	0.02% - 0.16%

	June 30,		December 31, 2012
	2013	2012
Linked common shares	1,562,500	1,562,500	1,562,500
Quoted market price on valuation date	$2.96	$3.725	$2.97
Contractual exercise rate	$3.60	$3.60	$3.60
Term (years)	3.86	4.86	4.35
Range of market volatilities	44.3% - 62.3%	48.8% - 72.5%	39.2% - 70.2%
Risk free rates using zero coupon US Treasury Security rates	0.04% - 0.66%	0.09% - 0.72%	0.05% - 0.54%

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the six months ended June 30, 2013 and 2012.

	Six months ended June 30,
	2013	2012
Balances at January 1	$3,826,619	$4,653,160
Issuances	—	363,542
Changes in fair value inputs and assumptions reflected in income	(660,569)	1,862,380

Balances at June 30	$3,166,050	$6,879,082

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE M – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250

Total participating revenue rights	$4,643,750	$4,643,750

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

NOTE N — REDEEMABLE SERIES G PREFERRED STOCK

During October 2010, we designated and issued 24 shares of our authorized preferred stock as Series G 8% Convertible Preferred Stock, par value $0.0001 per share (the “Series G Preferred”) as further discussed below. In April 2011 and October 2011, we redeemed 3 and 20 shares, respectively, from certain holders of the Series G Preferred for cash of $757,500 and $5,065,556, respectively, under the terms and conditions of the Series G Preferred Certificate of Designation. At the time of redemption, the carrying value of these shares of Series G Preferred amounted to $558,926 and $5,000,000, respectively. We recorded the difference between the redemption values paid and the carrying values amounting to $198,574 and $65,556, respectively, as a deemed dividend in paid-in capital. See NOTE L for our accounting for the associated compound embedded derivative that had been bifurcated and classified in liabilities. During July 2012, the remaining 1 share of Series G Preferred was converted into 140,000 shares of common stock. There are no cumulative dividends in arrears.

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

Prior to making the above accounting allocation, we evaluated the Series G Preferred and the warrants for proper classification under ASC 480—Distinguishing Liabilities from Equity and ASC 815—Derivatives and Hedging.

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

NOTE O — SUBSEQUENT EVENTS

During July 2013, Odyssey Marine Exploration, Inc. entered into a $10 million project term loan agreement with Fifth Third Bank. The facility will mature on July 24, 2014. The term loan bears interest at a floating rate equal to the one-month LIBOR rate plus 500 basis points. Odyssey may make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 was required to cover interest payments. The term loan is secured by approximately $15.0 million worth of silver recovered from the SS Gairsoppa. We recovered approximately 1.8 million ounces of silver bullion in total during July 2013 which we expect to monetize during the remainder of 2013. We are required to comply with a number of customary covenants. The proceeds will be used to fund the project recovery costs.

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

Operational Update

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Only projects with material status updates since those report were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

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

While awaiting instructions from the Maritime Heritage Foundation to move forward on the Victory project, the Odyssey Explorer is conducting survey operations on other projects.

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport. The contract was awarded after a competitive bid process.

The SS Gairsoppa was a 412-foot steel-hulled British cargo ship that was torpedoed by a German U-boat in February 1941 while enlisted in the service of the UKG Ministry of War Transport. The British Ministry of War Transport paid a War Risk Insurance Claim for £325,514 (in 1941 value) for 2,817 bars of silver that were reported to be on board the Gairsoppa when she sank. Sources, including Lloyd’s Record of War Losses indicate a total cargo of silver worth £600,000 at the time was lost on the Gairsoppa, which would equate to approximately seven million total ounces of silver was on board, including over 3 million ounces of private silver bullion insured by the UKG. The UKG only paid this insurance on privately-owned cargo. Any cargo owned by the UKG would not have been insured through the War Risk Insurance Office.

Under the recovery contract, Odyssey assumes the risk and responsibility for the search, cargo recovery, documentation, and marketing of the cargo and will retain 80% of the net salved value.

Search operations began in July 2011. On September 26, 2011, we announced confirmation of the identity and location of the SS Gairsoppa approximately 300 miles southwest of Galway, Ireland, in waters approximately 4700 meters deep.

Initial recovery operations began aboard the MV Seabed Worker on June 4, 2012, and ended on September 23, 2012. During 2012 operations, a total of 1,218 silver ingots, weighing approximately 1.4 million troy ounces, were recovered from the SS Gairsoppa, as well as several hundred artifacts which have been declared to the UKG Receiver of Wreck.

The silver bullion recovered in 2012 was refined and sold on the London Metals Exchange. The first sale occurred in September 2012 and continued thru January 2013. Over $41 million in proceeds were received. In addition, over $600,000 in gold value was extracted as a by-product during of the silver processing.

Odyssey began 2013 operations on the Gairsoppa in June 2013. On July 22, we announced the recovery of an additional 1,574 silver ingots weighing about 1,100 ounces each or almost 1.8 million troy ounces in total, settings a new record for the deepest and largest precious metal recovery from a shipwreck. Included in this recovery were bars of .999 fine silver. The silver has been transported to a secure facility in the United Kingdom and analysis has begun in preparation for processing.

The recovery from the SS Gairsoppa (2012 and 2013 operations) totals 2,792 silver ingots or more than 99% of the insured silver reported to be aboard the Gairsoppa when she sank. To date, no uninsured silver has been located.

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

Operations on the Mantola were planned in conjunction with operations on the SS Gairsoppa under the umbrella of “North Atlantic Expedition.” In 2012, operations were conducted to test ship and equipment capabilities while on the shallower Mantola site as well as perform initial recovery efforts during 12 days early in the expedition. Recovery operations on the Mantola are being conducted during the 2013 season.

Commodity Wreck Program

On September 20, 2012, we announced project approval and salvage contracts from ship owners for a multi-year commodity shipwreck program with a potential total recovery value of approximately $184 million based upon current commodity prices and related assumptions. Odyssey has negotiated salvage contracts with ship owners that will award 90% of the net recovered cargo value to Odyssey for four separate deep-ocean shipwrecks carrying valuable commodities when they sank. There are additional valuable shipwrecks that do not require salvage agreements that can be added to the program and undertaken while Odyssey has a ship and equipment nearby.

Planning is underway to assemble the necessary ship and equipment for the exploration, assessment and recovery of these cargoes. Exploration and assessment is targeted to begin in 2013. The timing will depend on the availability of ships, the success and amount of ship time dedicated to the Gairsoppa and Mantola projects and other factors.

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

Chatham Rock Phosphate: We currently own 9.3 million shares of Chatham Rock Phosphates, Ltd (CRP.NZ), Chatham Rock Phosphate currently holds a license covering over 4,000 square kilometers off the coast of New Zealand believed to have significant seabed deposits of rock phosphate and other potentially valuable minerals. Since our share acquisition, the stock price has risen dramatically. Other major investors have acquired shares that have diluted our position to approximately 7.3%.

Oceanica Resources: In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (Oceanica). Oceanica is in the business of mineral exploration and controls exclusive permits for offshore mineral deposits in an area which is believed to feature a valuable mineral resource based on extensive exploratory activities undertaken by Odyssey. Preliminary resource assessment based on extensive coring and laboratory work suggests that the mining concession, which has been granted for a 50 year period to a subsidiary of Oceanica, is a world-class resource with significant commercial and strategic value. Coring sample assay results and preliminary sample beneficiation tests (sizing and flotation) indicate that the resource can be feasibly and economically mined and processed. A draft Technical Report featuring a formal resource assessment is in process and one of the world’s leading investment banks is advising the company on options for maximizing the value of this asset.

Odyssey initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources (Mako), LLC 15.0 million shares for a purchase price of $1.00 per share or $15 million and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per shares before December 31, 2013.

In June, 2013 Mako exercised an option to purchase an additional 8 million shares. The option exercise price of $1.25 per share, discounted from the original exercise price of $2.50 per share in order to facilitate this transaction, represents a 25% value increase over the price Mako paid for the Oceanica shares purchased in February 2013. Mako continues to hold the option to purchase an additional seven million shares of Oceanica at $2.50 per share at any time on or before December 31, 2013.

As part of the company’s strategy for involvement with Oceanica, in parallel with the early exercise, Odyssey has executed an agreement for the purchase of one million shares of Oceanica from another Oceanica shareholder at $1.25 per share in a transaction that provides a one-year option to purchase an additional one million shares at $2.50 per share. This transaction also grants Odyssey voting rights on an additional three million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey.

The net effect of these transactions is that Odyssey will ultimately incur less dilution of its Oceanica ownership than originally anticipated under the initial stock sale and option agreement with Mako. Assuming all options are exercised and based on the total number of shares currently outstanding, Odyssey would own 49.6 percent of Oceanica with voting rights on a total of 52.6 percent of the shares.

While undergoing routine dry dock, maintenance, and inspections the Dorado Discovery upgraded equipment and capabilities including installation of additional drilling/coring tools and an advanced Reson 7150 multi-beam sonar system capable of mapping the ocean floor and analyzing targets to 6000 meters deep. Testing is now underway and the Dorado Discovery is resuming survey and exploration projects in the Pacific Ocean.

Admiralty Legal Proceedings

An admiralty arrest is a legal process in which we may seek recognition from the Court of our salvor-in-possession status for a specific shipwreck, site or cargo. It is the first legal step in establishing our rights to ownership or to a salvage award. If we are able to confirm that any entity has a potential legitimate legal claim to any materials recovered from any shipwreck site, we will provide legal notice to any and all potential claimants and pursue prompt resolutions of all claims.

“Black Swan” Arrest

The Eleventh Circuit Court of Appeals upheld the dismissal of the case by the United States Federal District Court for the Middle District of Florida finding no subject matter jurisdiction under the Foreign Sovereign Immunities Act. On February 23, 2012, Odyssey complied with the Court’s order by transferring the coins and artifacts to Spain. On April 16, 2012, Spain filed a motion with the district court for an award of fees and costs related to the case. On November 15, 2012, the district court Magistrate Judge entered a Report and Recommendation recommending that Spain be awarded fees and costs, but only those incurred after dismissal of the case from February 10, 2012 to March 20, 2012, related to the transfer of artifacts held in Gibraltar. On July 2, 2013, the Magistrate Judge issued a second Report and Recommendation clarifying the hourly rates recommended for use in calculating any fees to be awarded. The court has taken the matter under consideration.

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

Three-months ended June 30, 2013, compared to three-months ended June 30, 2012

Increase/(Decrease) (Dollars in millions)			2013 vs. 2012
	2013	2012	$	%
Artifact sales and other	$.2	$.1	$.1	71%
Exhibit	—	.1	(.1)	(72)
Expedition charter	—	1.2	(1.2)	(100)

Total revenue	$.3	$1.4	$(1.2)	(82)%

Cost of sales	$.1	$.1	$—	6%
Marketing, general and administrative	2.9	2.5	.4	18
Operations and research	9.5	9.6	—	—

Total operating expenses	$12.5	$12.1	$.4	3%

Other income (expense)	$1.1	$(4.9)	$6.0	122%

Net income (loss)	$(10.9)	$(15.6)	$4.7	30%

The explanations that follow are for the three-months ended June 30, 2013, compared to the three-months ended June 30, 2012.

Revenue

The decrease in total revenue of $1.2 million in 2013 was primarily related to a decrease in expedition charter revenue which was associated with our subsea mineral exploration charters related to Chatham Rock Phosphate, Ltd. charter services performed in 2012.

Operating Expenses

Marketing, general and administrative expenses were $2.9 million in 2013 as compared to $2.5 million in 2012. The increase of $.4 million primarily represented an increase in our professional fees and services, and other employee-related expenses.

Operations and research expenses were $9.5 million in 2013 as compared to $9.6 million in 2012. The decrease in operating and research expenses represented an increase in mineral exploration overhead expenses ($.6 million) and the Gairsoppa project chartered vessel cost ($.5 million) offset by a decrease in ship operations and research expenses ($1.2 million).

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The other income variance of $6.0 million in the first quarter of 2013 was primarily related to the fair value of the derivative financial instruments ($5.2 million, see NOTE L).

Six-months ended June 30, 2013, compared to six-months ended June 30, 2012

Increase/(Decrease) (Dollars in millions)			2013 vs. 2012
	2013	2012	$	%
Artifact sales and other	$1.0	$.2	$.8	450%
Exhibit	.1	.1	—	(19)
Expedition charter	—	4.0	(4.0)	(100)

Total revenue	$1.1	$4.3	$(3.2)	(74)%

Cost of sales	$.2	$.1	$.1	94%
Marketing, general and administrative	5.7	4.8	.9	18
Operations and research	15.2	14.7	.5	4

Total operating expenses	$21.2	$19.7	$1.5	8%

Other income (expense)	$(.6)	$(5.7)	$5.1	89%

Net income (loss)	$(20.6)	$(21.1)	$.5	2%

The explanations that follow are for the six-months ended June 30, 2013, compared to the six-months ended June 30, 2012.

Revenue

The decrease in total revenue of $3.2 million was primarily related to a decrease in expedition charter revenue of $4.0 million and an increase in artifact sales and other of $.8 million (coins and Gairsoppa project proceeds). The decrease in expedition charter revenue of $4.0 million was associated with our subsea mineral exploration charter services with Chatham Rock Phosphates off the coast of New Zealand which took place in 2012. The increase in artifact sales of was due to over 500 more coins sold in the 2013 versus 2012.

Operating Expenses

Cost of sales increased by $.1 million in 2013 versus 2012 due more than 500 silver coins sold in the 2013 versus 2012.

Marketing, general and administrative expenses were $5.7 million in 2013 as compared to $4.8 million in 2012. The increase of $.9 million represented an increase in employee-related expenses ($.7 million) which primarily related to share-based compensation and additional incentive accruals, and professional fees and services ($.4 million) offset by other favorable expenses.

Operations and research expenses were $15.2 million in 2013 as compared to $14.7 million in 2012. The increase of $.5 million represented an increase in mineral exploration overhead expenses ($.8 million) and the Gairsoppa project chartered vessel cost ($.5 million) offset by a decrease in ship operations and other research expenses ($.8 million).

Other Income (Expense)

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The favorable other expense variance of $5.1 million in 2013 was primarily related to a favorable impact on the fair value of the derivative financial instruments ($4.4 million, see Note L). Also included in other expense was a favorable impact of $.7 million that was related to lower interest expense which primarily related to the interest accretion on the convertible note payable versus 2012.

Liquidity and Capital Resources

	Six-Months Ended
(Dollars in thousands)	June 2013	June 2012
Summary of Cash Flows:
Net cash used by operating activities	$(26,506)	$(13,127)
Net cash used by investing activities	(2,629)	(597)
Net cash provided by financing activities	29,376	9,288

Net increase (decrease) in cash and cash equivalents	$241	$(4,436)
Beginning cash and cash equivalents	10,096	7,972

Ending cash and cash equivalents	$10,338	$3,536

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2013 was $26.5 million. This amount primarily reflected a net loss before non-controlling interest of $20.8 million offset in part by non-cash items of $2.4 million including depreciation and amortization ($.9 million), share-based compensation ($1.2 million), notes payable interest accretion and loan fee amortization ($1.3 million), unfavorable change in the fair value of derivative liabilities ($1.3 million increase to Net Loss, see NOTE L), and senior debt interest settled with common stock ($.3 million). These non-cash expenses were offset by a $.3 million note payable that was converted to an investment in consolidated entity (“Oceanica”). Other working capital changes (including non-current assets) also provided a decrease in working capital of $7.8 million which primarily included an $11.4 decrease in accrued expenses primarily representing the $12.5 million payment to Galt Resources LLC for the remainder due on the Gairsoppa project. Other changes included a $1.7 million decrease in accounts receivable primarily relating to Gairsoppa project proceeds, and a $.4 million decrease in inventory and restricted cash, a $1.8 million increase in other assets which primarily represented the charter deposit for the Gairsoppa project and a $3.3 million decrease in accounts payable.

Net cash used by operating activities for the first six months of 2012 was $13.1 million. This amount primarily reflected an operating loss of $21.1 million offset in part by non-cash items of $6.8 million including depreciation and amortization ($.8 million), share-based compensation ($.9 million), notes payable interest accretion and loan fee amortization ($2.0 million), unfavorable change in the fair value of derivative liabilities ($3.1 million increase to Net Loss, see NOTE L). Other working capital changes (including non-current assets) also provided an increase in cash of $1.2 million. These changes primarily included a net increase of other assets and accounts receivable of $3.0 million (primarily relating to the $3.0 million charter deposit for our Gairsoppa and Mantola recovery projects) offset by a net increase in accounts payable and accrued expenses of $4.0 million (primarily relating to our ship charter operations).

Cash flows used in investing activities for the first six months of 2013 were $2.6 million. The major purchases in the first quarter 2013 included $1.8 million for new mineral exploration equipment for the Dorado Discovery (a state-of-the-art multi beam system and traction winch). Also included for 2013 was $.5 million for the Odyssey Explorer which included equipment replacement and a major engine overhaul which extended the useful life of the vessel asset. Another $.3 million in investing activities for 2013 represented the purchase of other marine and corporate property and equipment. Cash flows used in investing activities for the first six months of 2012 of $.6 million represented the purchase of marine property and equipment.

Cash flows provided by financing activities for the first six months of 2013 were $29.4 million which primarily represented $25.0 million from the sale of a 23% interest in Oceanica Resources, S. de. R.L., (a Panamanian company “Oceanica”), a majority owned subsidiary (see General Discussion under Other Cash Flow and Equity Areas). Oceanica is in the business of mineral exploration and controls exclusive mining licenses for offshore mineral deposits. The licenses include areas which, based upon extensive exploration and analysis undertaken by Odyssey, are believed to feature valuable mineral resources. Preliminary resource assessments indicate that the licenses, or concessions, which have been granted for a 50-year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value. Additional cash flow was provided from the exercise of outstanding warrants ($4.9 million) offset by repayment of debt obligations ($.5 million). Cash flows provided by financing activities for the first six months of 2012 was $9.3 million which primarily represented $2.0 million proceeds from the additional term loan from Fifth Third Bank in March 2012 offset by repayment of mortgage and loans payable and the $8.0 million additional proceeds from the second tranche of the Senior Convertible Note (Additional Note).

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2013, we had cash and cash equivalents of $10.3 million, an increase of $.2 million from the December 31, 2012 balance of $10.1 million.

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

During February 2013 Odyssey Marine Exploration, Inc. (“Odyssey”), Odyssey Marine Enterprises, Ltd., a Bahamian company (the “Enterprises”), and Oceanica Resources, S. de. R.L., a Panamanian company (“Oceanica”), entered into a purchase agreement with an investor group. Enterprises is a wholly owned subsidiary of Odyssey. As of the date of the purchase agreement, Enterprises held 77.6 million of Oceanica’s 100.0 million outstanding cuotas (a unit of equity interest under Panamanian law). Enterprises sold the investor group 15.0 million of the cuotas held by Enterprises for a purchase price of U.S. $1.00 per quota ($15 million). The investor was granted an option to purchase 15 million additional cuotas held by Enterprises which have an exercise price of U.S. $2.50 per cuota and are exercisable at any time and from time to time through and until December 31, 2013. Oceanica is in the business of mineral exploration and controls exclusive mining licenses for offshore mineral deposits. The licenses include areas which, based upon extensive exploration and analysis undertaken by Odyssey, are believed to feature valuable world-class mineral resources. Preliminary resource assessments indicate that the licenses, or concessions, which have been granted for a 50-year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value.

During June 2013 Odyssey Marine Exploration, Inc. (“Odyssey”), received $10 million from the early exercise of an option held by Mako Resources, LLC, an independent investment group, to purchase eight million shares of Oceanica Resources, S. de R.L. owned by Odyssey. Mako was granted the option in connection with Mako’s earlier purchase of 15 million shares of Oceanica Resources from Odyssey in February 2013. The option exercise price of $1.25 per share, discounted from the original exercise price of $2.50 per share in order to facilitate this transaction, represents a 25% value increase over the price Mako paid for the Oceanica shares purchased in February 2013. Mako continues to hold the option to purchase an additional seven million shares of Oceanica at $2.50 per share at any time on or before December 31, 2013. As part of the our strategy to maintain a control position in Oceanica, in parallel with the early exercise, Odyssey has also reached an agreement to purchase one million shares of Oceanica from another Oceanica shareholder at $1.25 per share in a transaction that provides a one-year option to purchase an additional one million shares at $2.50 per share. This transaction also grants Odyssey voting rights on an additional three million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey. The net effect of these transactions is that Odyssey will ultimately incur less dilution of its Oceanica ownership than originally anticipated under the initial stock sale agreement with Mako. Odyssey will now be able to effectively maintain voting control in the entity. Assuming all options are exercised and based on the total number of shares currently outstanding, Odyssey would own 49.6 percent of Oceanica with voting rights on a total of 52.6 percent of the shares.

During July 2013, we announced a successfully recovery of over 60 U.S. tons of silver bullion from the SS Gairsoppa, which included 1,574 silver ingots weighing approximately 1100 ounces each or approximately 1.8 million troy ounces. The silver has been transported to a secure facility in the United Kingdom and will be monetized in 2013. After recovery of charter-related expenses, the remaining proceeds will be split 80% to Odyssey and 20% to the United Kingdom.

Bank Term Loan

On July 11, 2013, we amended our $5 million term loan with Fifth Third Bank (the “Bank”). The term loan matured on July 11, 2016, subject to acceleration upon certain specified events. The term loan bears floating interest at the one month LIBOR rate plus 500 basis points. We are required to make semi-annual fixed principal payments each year of $500,000, beginning January 11, 2014. Any prepayments may be made without premium or penalty. A commitment renewal fee of $25,000 was paid at closing. We are not required to maintain restricted cash on deposit in connection with the term loan.

The term loan is secured by approximately 25,000 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by us. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value basis. We are required to comply with a number of customary covenants.

In conjunction with the renewal of the term loan, we also renewed our mortgage Loan Agreement with the Bank for our corporate office building. This loan had a remaining principal balance of $1,302,000 as of July 11, 2013. The Renewal Commercial Property Note (the “Note”) bears floating interest at the one month LIBOR rate plus 375 basis points. The loan matures on July 11, 2016 and requires us to make monthly principal payments in the amount of $10,750, plus accrued interest. The first mortgage is secured by our real property at 5215 West Laurel Street, Tampa, Florida, the location of our principal executive offices. The Second Amendment to the Loan Agreement, the Note, and the Mortgage contain customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. An interest and principal reserve account has been modified to require an amount equal to $400,000 annually of which we already had approximately $200,000 in the account.

On July 24, 2013, Odyssey Marine Exploration, Inc. entered into a $10 million project term loan agreement with Fifth Third Bank. The facility will mature on July 24, 2014. The term loan bears interest at a floating rate equal to the one month LIBOR rate plus 500 basis points. Odyssey may make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 would be required to cover any potential interest payments if the full amount of the term loan is advanced. The term loan is secured by approximately $15.0 million worth of silver recovered from the SS Gairsoppa. We are required to comply with a number of customary covenants. The proceeds will be used to fund the project recovery costs.

Trends and Uncertainties

Our current 2013 business plan estimates positive cash flow from operating and financing activities. The plan contains assumptions which include that several of our planned projects are funded through project recoveries (Gairsoppa) and other financings, syndications or other partnership opportunities. The 2013 business plan expenses include a 90-day charter agreement which we recently executed with a company to provide a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects similar to the work performed in 2012 when we monetized over $41 million of silver. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2013 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales from recoveries, syndicated projects and other potential financing opportunities. We renewed our term and mortgage loans with Fifth Third Bank in July 2013. We have also borrowed $10 million in July 2013 from Fifth Third Bank which was secured by Gairsoppa project proceeds based upon the recent recovery. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, realizing capital gains from sale of interest in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating income from other projects. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

New Accounting Pronouncements

As of June 30, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

10.1	Security purchase agreement (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 8, 2013	By:	/s/ Michael J. Holmes
Michael J. Holmes, Chief Financial
Officer and Authorized Officer