Form 10-Q
period 2013-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2013-11-12
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 25, 2013 was 83,587,243.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,173,036	$10,096,414
Restricted cash	561,245	276,906
Accounts receivable and other, net	6,681,697	2,101,941
Inventory	342,694	418,926
Other current assets	1,166,907	874,115

Total current assets	19,925,579	13,768,302

PROPERTY AND EQUIPMENT
Equipment and office fixtures	20,782,719	16,781,671
Building and land	4,750,360	4,708,091
Accumulated depreciation	(16,434,827)	(15,038,811)

Total property and equipment	9,098,252	6,450,951

NON-CURRENT ASSETS
Inventory	5,216,957	5,574,841
Other non-current assets	1,268,544	1,102,730

Total other assets	6,485,501	6,677,571

Total assets	$35,509,332	$26,896,824

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,410,686	$1,948,555
Accrued expenses and other	4,406,753	14,050,840
Deferred revenue	2,835,522	2,835,522
Derivative liabilities	3,149,561	5,356,203
Mortgage and loans payable	20,832,052	14,809,737

Total current liabilities	33,634,574	39,000,857

LONG-TERM LIABILITIES
Mortgage and loans payable	1,700,787	4,010,946
Deferred income from revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	6,344,537	8,654,696

Total liabilities	39,979,111	47,655,553

Commitments and contingencies (Note H)

STOCKHOLDERS’ DEFICIT
Preferred stock – $.0001 par value; 9,675,200 and 9,361,200 shares authorized, respectively; none outstanding	—	—
Preferred stock series D convertible – $.0001 par value; 134,800 and 448,800 shares authorized, respectively; 32,400 and 206,400 issued and outstanding, respectively	3	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 81,484,779 and 75,416,203 issued and outstanding, respectively	8,148	7,542
Additional paid-in capital	185,134,331	144,446,574
Accumulated deficit	(186,705,615)	(165,212,866)

Total stockholders’ deficit before non-controlling interest	(1,563,133)	(20,758,729)
Non-controlling interest	(2,906,646)	—

Total stockholders’ deficit	(4,469,779)	(20,758,729)

Total liabilities and stockholders’ deficit	$35,509,332	$26,896,824

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUE
Artifact sales and other	$5,534,933	$712,628	$6,565,579	$900,034
Exhibit	19,527	50,000	100,218	150,000
Expedition	—	183,469	5,480	4,222,446

Total revenue	5,554,460	946,097	6,671,277	5,272,480

OPERATING EXPENSES
Cost of sales – artifacts and other	169,573	54,237	410,357	178,318
Marketing, general and administrative	4,670,196	2,985,664	10,390,087	7,825,582
Operations and research	4,159,412	(3,017,253)	19,403,757	11,689,145

Total operating expenses	8,999,181	22,648	30,204,201	19,693,045

INCOME (LOSS) FROM OPERATIONS	(3,444,721)	923,449	(23,532,924)	(14,420,565)

OTHER INCOME (EXPENSE)
Interest income	4,074	573	6,829	23,711
Interest expense	(894,076)	(1,930,783)	(2,883,617)	(4,595,983)
Change in derivative liabilities fair value	870,453	4,801,862	2,206,642	1,712,030
Other	114,980	7,882	139,667	11,641

Total other income (expense)	95,431	2,879,534	(530,479)	(2,848,601)

INCOME (LOSS) BEFORE INCOME TAXES	(3,349,290)	3,802,983	(24,063,403)	(17,269,166)
Income tax benefit (provision)	(235,249)	—	(335,991)	—

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(3,584,539)	3,802,983	(24,399,394)	(17,269,166)
Non-controlling interest	2,653,146	—	2,906,646	—

NET INCOME (LOSS)	$(931,393)	$3,802,983	$(21,492,748)	$(17,269,166)

NET INCOME (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(.01)	$.05	$(.27)	$(.24)

Weighted average number of common shares outstanding with participating securities per the two-class method
Basic	80,252,203	78,544,391	78,991,192	73,498,034

Diluted	80,252,203	81,440,848	78,991,192	73,498,034

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(24,399,394)	$(17,269,166)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	1,398,541	1,186,550
Investment in consolidated entity	(301,093)	—
Loan fee amortization	160,154	334,850
Change in derivatives liabilities fair value	(2,206,642)	(1,712,030)
Note payable interest accretion	1,641,325	2,992,354
Senior debt interest settled with common stock	489,961	—
Settlement of vendor payable with subsidiary stock	625,000	—
Share-based compensation	2,123,706	1,298,231
(Increase) decrease in:
Restricted cash	(284,339)	(284,421)
Accounts receivable	(4,682,426)	(15,257,444)
Inventory	434,116	123,587
Other assets	(506,055)	(263,938)
Increase (decrease) in:
Accounts payable	453,770	1,352,298
Accrued expenses and other	(9,719,353)	3,350,753
Deferred revenue	—	(629,561)

NET CASH (USED) BY OPERATING ACTIVITIES	(34,772,729)	(24,777,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,286,521)	(853,929)
Investment in consolidated entity	(1,250,000)	—

NET CASH (USED) BY INVESTING ACTIVITIES	(4,536,521)	(853,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,039,905	738,982
Proceeds from sale of subsidiary stock	25,000,000	—
Proceeds from issuance of loan payable	10,000,000	19,994,483
Broker commissions and fees on capital raises	—	(400,000)
Repayment of mortgage and loans payable	(654,033)	(515,043)
Dividends	—	(10,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,385,872	19,808,422

NET INCREASE (DECREASE) IN CASH	1,076,622	(5,823,444)

CASH AT BEGINNING OF PERIOD	10,096,414	7,971,794

CASH AT END OF PERIOD	$11,173,036	$2,148,350

SUPPLEMENTARY INFORMATION:
Interest paid	$392,719	$887,872
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$165,748	$347,528
Equipment purchased with financing	$756,795	$588,499
Debt repayment with common shares	$7,826,086	$2,347,826
Series G Preferred Stock conversion	$—	$250,000

Summary of Significant Non-Cash Transactions

During the period we transferred 500,000 shares of Oceanica Resources, S.R. L. held by our wholly owned subsidiary Odyssey Marine Enterprises, Ltd. for $625,000 of marine services. The shares were valued based on the two most recent transactions in Oceanica shares at $1.25 per share.

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2013, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc., Odyssey Marine Entertainment, Inc., Odyssey Marine Enterprises, Ltd., Odyssey Marine Management, Ltd., Oceanica Marine Operations, S.R.L., and majority interest in Oceanica Resources, S.R.L. and Exploraciones Oceanicas, S. De R.L. De C.V. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling interest are presented within equity and net income, and are shown separately from the Company’s equity and net income attributable to the Company.

During the nine-months ended September 2013, our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd., sold 23 million cuotas (shares) of its position in Oceanica Resources, S.R.L. for $25 million in cash to a third-party investment group. According to the Accounting Standards Codification (“ASC”) 810 – Consolidation, paragraph 810-10-45-23, we have accounted for this transaction as an equity transaction. Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income.

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

Revenue Recognition and Accounts Receivable

In accordance with Topic A.1. in SAB 13: Revenue Recognition, exhibit and expedition charter revenue is recognized ratably when realized and earned as time passes throughout the contract period as defined by the terms of the agreement. Expenses related to the exhibit and expedition charter revenue are recorded as incurred and presented under the caption “Operations and research” on our Consolidated Statements of Income.

Artifact sales and other may also consist of revenues related to the recovery of bulk silver bullion from the Gairsoppa project that exceeds the directly related operating and recovery expenses. We recognize revenue when we complete our contractual obligation to deliver the silver bullion to the refining agent, the amount of revenue is reasonably assured based on the London Bullion Market rates and the bullion is in a format ready for sale into the market. Operating and recovery expenses incurred in connection with the Gairsoppa contract consist of vessel-related expenses (ships’ crew, provisions, port fees and charter expenses), fuel, specialized equipment and administrative expenses. These expenses are charged to the Consolidated Statements of Income as incurred and subsequently reimbursed per our contract and recorded as a benefit (credit to expense) in the period we are assured of recoupment.

Artifact sales and other is where we recognize deferred revenue related to revenue participation rights we previously sold to an investor. Upon receipt of funds payable to the investor for their revenue participation rights, we recognized revenue based upon the percent of investor-related proceeds from the sale of silver as a percentage of total proceeds that investor could earn under the revenue participation agreement.

Under our agreement with the United Kingdom Government for the Gairsoppa project, any proceeds from the recovery of the government-owned silver cargo are first applied as a reimbursement to us for search and recovery expenses related to the project. Any remaining net proceeds from the silver owned by the United Kingdom Government are then split 20/80 between the government and us, respectively. In 2012 and 2013 the proceeds from the silver sales were sufficient to fully reimburse our expenses and to provide net proceeds that were split between the two parties. The Gairsoppa project revenue recognized by us in 2012 and 2013 resulted from our share of the net proceeds from the sale of the recovered silver bullion that belonged to the United Kingdom Government. The United Kingdom Government reimburses us for all of the expenses incurred by us to recover their silver. Accordingly, we applied the expense reimbursement credit against our search and recovery expenses in our respective years Consolidated Statement of Income under the caption “Operating Expenses: Operations and Research.”

Bad debts are recorded as identified and, from time to time, a specific reserve allowance will be established when required. A return allowance is established for sales that have a right of return. Accounts receivable is stated net of any recorded allowances.

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

Costs associated with the above noted items are the costs included in our costs of goods. Vessel costs associated with expedition revenue as well as exhibit costs are not included in cost of goods sold. Vessel costs include, but are not limited to, charter costs, fuel, crew and port fees. Vessel and exhibit costs are included in Operations and research in the Consolidated Statements of Operations. In the case of revenues associated with the Gairsoppa project, the United Kingdom owned the silver we sold into the London Bullion Market on their behalf, therefore, there was no associated cost of goods.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At September 30, 2013, we did not own securities with a maturity greater than three months.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company generates income, the Company calculates basic earnings per share using the two-class method pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of the Senior Convertible Note disclosed in Note I because the note qualifies as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holder of the Convertible Notes do not participate in losses.

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

At September 30, 2013 and 2012, weighted average common shares outstanding year-to-date were 78,991,192 and 73,498,034, respectively. For the periods ended September 30, 2013 and 2012, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Average market price during the period	$3.28	$3.72	$3.18	$3.32

In the money potential common shares from options excluded	360,340	—	297,197	321,755
In the money potential common shares from warrants excluded	576,218	—	523,586	1,270,508

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Out of the money options and warrants excluded:
Stock options with an exercise price of $3.25 per share	—	—	100,000	—
Stock options with an exercise price of $3.40 per share	100,000	—	100,000	—
Stock options with an exercise price of $3.43 per share	40,000	—	40,000	—
Stock options with an exercise price of $3.50 per share	345,000	—	345,000	245,000
Stock options with an exercise price of $3.51 per share	959,500	—	959,500	984,670
Stock options with an exercise price of $3.53 per share	191,700	—	191,700	204,500
Stock options with an exercise price of $3.90 per share	20,000	20,000	20,000	20,000
Stock options with an exercise price of $4.00 per share	52,500	52,500	52,500	52,500
Stock options with an exercise price of $5.00 per share	100,000	300,000	100,000	300,000
Stock options with an exercise price of $7.00 per share	100,000	100,000	100,000	100,000
Warrants with an exercise price of $3.60 per share	1,562,500	—	1,562,500	1,562,500
Warrants with an exercise price of $5.25 per share	—	100,000	—	100,000

Total anti-dilutive warrants and options excluded from EPS	3,471,200	572,500	3,571,200	3,569,170

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Potential common shares from Convertible Preferred Stock excluded from EPS	32,400	—	32,400	206,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Potential common shares from unvested restricted stock awards excluded from EPS	441,495	—	434,066	464,554

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss)	$(931,393)	$3,802,983	$(21,492,748)	$(17,269,166)
Cumulative dividends on Series G Preferred Stock	—	—	—	(10,000)

Numerator, basic and diluted net income (loss) available to stockholders	$(931,393)	$3,802,983	$(21,492,748)	$(17,279,166)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	80,252,203	74,087,794	78,991,192	73,498,034
Additional shares from participating securities per the two-class method	—	4,456,597	—	—

Common shares outstanding for basic	80,252,203	78,544,391	78,991,192	73,498,034

Shares used in computation – diluted:
Common shares outstanding for basic	80,252,203	78,544,391	78,991,192	73,498,034
Dilutive effect of potential common shares outstanding	—	2,896,457	—	—

Shares used in computing diluted net income per share	80,252,203	81,440,848	78,991,192	73,498,034

Net income (loss) per share – basic	$(0.01)	$0.05	$(0.27)	$(0.24)
Net income (loss) per share – diluted	$(0.01)	$0.05	$(0.27)	$(0.24)

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

NOTE C – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008 (see NOTE I), $500,000 was deposited into an additional interest-bearing account from which principal and interest payments are made. On each anniversary of the mortgage, we were required to deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. This mortgage loan matured and was extended during July 2013. This new loan calls for a restricted cash balance of $400,000 to be funded annually. The balance in the restricted cash account is held as additional collateral by the Bank and is not available for operations. The balance in this account at September 30, 2013, was $150,491.

During July 2013, we entered into a $10.0 million project term loan with the Bank (see NOTE I). This loan matures in July 2014. Per the agreement, we deposited, from the loan proceeds, $500,000 into a restricted bank account to cover principal and interest payments. This account balance is also pledged as additional security for the loan. There is no requirement to fund this account in the future.

NOTE D – ACCOUNTS RECEIVABLE

The accounts receivable balances at September 30, 2013 and December 31, 2012 were $6,681,697 and $2,101,941, respectively, which are net of reserves of $4,631,593 and $4,820,593, respectively. As described in NOTE F, Neptune Minerals, Inc. (“NMI”) completed a 2011 share exchange with Dorado Ocean Resources, Ltd. (“DOR”) shareholders which resulted in an executed assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt of DOR owed to us. The full reserve at September 30, 2013 and the full reserve at December 31, 2012 are for the remaining Neptune Minerals, Inc. (“NMI”) accounts receivable assumed from DOR as discussed in NOTE F. Also included in our September 30, 2013 balance is $500,000 that is for a loan made to NMI. See NOTE F.

During the three-month period ended September 30, 2013, we recorded an accounts receivable of $14,444,948 representing proceeds to be received from the sale of silver from the “Gairsoppa” project which included $9,226,398 for the contractual cost recoupment of previously expensed search and recovery costs related to the “Gairsoppa” project. The cost recoupment total consists of $26,749 of costs expensed to Marketing, general and administrative and $9,199,649 expensed to Operations and research. Within this period, we recovered approximately 61 tons of silver bullion from the wreck of the SS Gairsoppa and commenced the refining process which allows us to sell silver into London’s bullion market on behalf of United Kingdom Government. There are no cost of goods associated with this transaction since we do not own the silver bullion being sold, and we are acting only as an agent for the United Kingdom Government. The Gairsoppa project is discussed at length in ITEM 2 of this Form 10-Q. The balance remaining of this receivable at September 30, 2013 was $5,805,543. This entire remaining Gairsoppa related accounts receivable at September 30, 2013 was paid in full during the subsequent month.

NOTE E – INVENTORY

Our inventory consisted of the following:

	September 30, 2013	December 31, 2012
Artifacts	$5,446,668	$5,743,915
Packaging	87,000	131,641
Merchandise	397,315	485,769
Merchandise reserve	(371,332)	(367,558)

Total inventory	$5,559,651	$5,993,767

Of these amounts, $5,216,957 and $5,574,841 are classified as non-current as of September 30, 2013 and December 31, 2012, respectively.

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

Under the terms of the Share Subscription Agreement, we had the option to pay for this investment in cash, provide marine services to DOR over a three-year period commencing April 2010, or exercise our contractual right to offset against the $2,000,000 marine services accounts receivable owed to us. During 2011, we exercised our contractual right and offset these two amounts. The focus of DOR was on the exploration and monetization of gold- and copper-rich Seafloor Massive Sulfide (“SMS”) deposits.

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and shares of Class B non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At September 30, 2013, we have a net share position in NMI of 6,216,600 shares, which represents an approximate 30% ownership before any further dilution of the NMI stock.

Regarding the debt conversion noted in the preceding paragraph, NMI’s shares were valued at $1.00 based on their most recent capital raise at the time when we executed the debt conversion agreement. Pursuant to that agreement, we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. All the $8,227,675 receivable was fully reserved for in 2010. Thus the $2,500,000 portion of the debt owed to us had a book basis of zero. When we received the 2,500,000 shares as settlement of this accounts receivable, we took the position that the shares received had a carryover basis of zero until we could convert the shares to cash. Accordingly, no gain or loss was recognized in our financial statements in connection with this transaction.

At September 30, 2013, our share of unrecognized DOR (NMI) losses is $14.7 million. We have not recognized the accumulated $14.7 million in our income statement because these losses exceed our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. Based on the NMI and DOR transactions described above, we believe it is appropriate to allocate this loss carryforward of $14.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last audited financial statements as of June 30, 2013. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during the three-months ended September 30, 2013, we, along with a second creditor, loaned funds to NMI of which our share is $500,000, and this indebtedness is evidenced by a convertible note. This note carries an interest rate of 6% per annum and has a maturity date of April 26, 2014. The note includes a conversion option under which, at any time prior to the payment in full of the principal amount, we may elect to convert all or any portion of the unpaid principal and accrued and unpaid interest into NMI’s Class-A voting shares. The conversion price is $20.00 per share if this option is elected. If the note remains unpaid at maturity, there is a mandatory conversion clause that sets the conversion share price at $12.00 per share.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent a 6.9% equity stake in CRP. With CRP being a thinly traded stock on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period.

NOTE G – INCOME TAXES

As of September 30, 2013, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $117 million and net operating loss carryforwards for foreign income tax purposes of approximately $11 million. The federal NOL carryforwards from 1998 forward will expire in various years beginning in 2018 and ending through the year 2032. From 2018 through 2022, approximately $3.2 million of the NOL will expire, from 2023 through 2027, approximately $59.9 million of the NOL will expire, and from 2028 through 2032, approximately $65.9 million of the NOL will expire.

As of September 30, 2013 we utilized $16 million of the federal NOL carryforwards for taxable income resulting from our sale of partial ownership interest in a subsidiary. For Alternative Minimum Tax (AMT) purposes, a limitation is imposed on the allowable amount of the NOL carryforward, this limitation resulted in a current federal tax expense. The AMT rate applied is 20%.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	September 30, 2013	September 30, 2012	September 30, 2011
Current
Federal	$320,991	$—	$—
State	15,000	—	—

	$335,991	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$335,991	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$45,757,210
Capital loss carryforward	395,844
Accrued expenses	64,406
Deferred revenue	1,020,246
Reserve for accounts receivable	2,078,681
Reserve for inventory	133,608
Start-up costs	110,118
Excess of book over tax depreciation	1,304,151
Stock option and restricted stock award expense	1,942,747
Investment in unconsolidated entity	3,800,697
Less: valuation allowance	(56,412,435)

$195,273

Deferred tax liability:
Property and equipment basis	$124,044
Prepaid expenses	71,229

$195,273

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at September 30, 2013. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of September 30, 2013.

The decrease in the valuation allowance as of September 30, 2013 is due to the utilization of $16 million of our net operating loss carryforward.

The change in the valuation allowance is as follows:

September 30, 2013	$56,412,435
December 31, 2012	57,901,529

Change in valuation allowance	$(1,489,094)

Income taxes for the nine-month periods ended September 30, 2013 and 2012 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	September 30, 2013	September 30, 2012

Expected (benefit)	$(7,193,297)	$(5,871,516)
U.S. income tax expense at the AMT 20% rate	335,991	—
State income taxes net of federal benefits	77,409	(167,562)
Nondeductible expense	23,010	14,166

	September 30, 2013	September 30, 2012
Stock options and restricted stock awards	214,670	242,390
Gain on sale of subsidiary stock	8,454,148	—
Derivatives	(137,755)	521,008
Change in valuation allowance	(1,489,094)	5,067,370
Effects of:
Change in apportionment estimate	400,072	(40,826)
Change in net operating loss estimate	2,240	612,353
Change in capital loss carryover estimate	—	(374,051)
Change in AMT credit	(320,991)	—
Other, net	(30,412)	(3,332)

	$335,991	$—

During the nine-month periods ended September 30, 2013 and 2012, the Company recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amounts of $214,670 and $249,423, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase to the deferred tax asset and increase in additional paid in capital.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2010.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 16, 2012, the Kingdom of Spain filed a motion with the district court for an award of attorney’s fees and costs related to the “Black Swan” case claiming in excess of $3,000,000. On November 15, 2012, the Magistrate Judge entered a Report and Recommendation recommending Spain recover fees and costs, but only those incurred after dismissal of the case from February 10, 2012 to March 20, 2012, related to the transfer of artifacts held in Gibraltar. This amounted to approximately $130,000 of which the full amount was reserved in 2012. Failing to adopt the Report and Recommendation, on September 26, 2013 the District Court Judge entered an Order assessing $1,072,979 related to attorney’s fees. Payment was made on October 11, 2013, and a Satisfaction of Judgment was executed and filed on October 21, 2013. The difference between the $1,072,979 and $130,000 of $942,979 was expensed in entirety in the Marketing, general and administrative line of our Consolidated Statement of Operations.

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. Management is currently not aware of any claims or suits that will have a material adverse impact on its financial position or its results of operations.

Trends and Uncertainties

Our current 2013 business plan estimates positive cash flow from the sum of operating and financing activities. The plan contains assumptions which include that several of our planned projects are funded through project recoveries (Gairsoppa) and other financings, syndications or other partnership opportunities. The 2013 business plan expenses included a 90-day charter agreement which we executed with a company that provided a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects similar to the work performed in 2012 when we monetized over $37 million of silver. In 2013 we estimate to monetize at least $30 million from the 2013 Gairsoppa project. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2013 and 2014 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales from recoveries, syndicated projects and other potential financing opportunities. We renewed our term and mortgage loans with Fifth Third Bank in July 2013. We also borrowed $10 million in July 2013 from Fifth Third Bank which was secured by Gairsoppa project proceeds based upon the recent recovery. Mako Resources, LLC has an outstanding option to purchase 7 million of our Oceanica Resources shares held by our wholly owned subsidiary for $17.5 million. This option expires December 31, 2013. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, realizing capital gains from sale of interest in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating income from other projects. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

During the three-month period ended September 30, 2013, we entered into two fixed price swap hedge contracts to mitigate the exposure risk related to silver price volatility. We entered into these contracts specifically related to the silver recovered from the Gairsoppa project that was to be (and is being) sold into the London bullion market. The price per silver troy ounce was reaching a period high when we entered into the contracts as compared to when the silver was recovered in mid-July. The first contract is for 250,000 troy ounces of silver and covers the period from October 1 to October 31, 2013. The fixed price is $24.40 per troy ounce. The second contract is for 250,000 troy ounces of silver and covers the period from November 1 to November 30, 2013. The fixed price on the second contract is $23.10 per troy ounce. If the average silver price is less than the fixed price, we receive the difference multiplied by the 250,000 troy ounces. If the average silver price is greater than the fixed price, we owe the difference multiplied by the 250,000 troy ounces.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Term loan	$5,000,000	$5,000,000
Project loan	10,000,000	—
Face value $10,000,000, 8% Convertible Senior Note Payable	1,716,333	8,234,367
Face value $8,000,000, 9% Convertible Senior Note Payable	3,962,053	3,628,779
Mortgage payable	1,854,453	1,957,537

	$22,532,839	$18,820,683

Term Loan

On May 4, 2011, we amended our revolving credit facility with Fifth Third Bank (the “Bank”) to replace it with a $5.0 million term loan with a maturity date of April 23, 2012. A principal payment of $2.0 million was due and paid prior to August 1, 2011, with the remainder due by maturity. This facility bore a floating interest at the one-month LIBOR rate as reported in the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. A commitment fee of $250,000 was paid at closing. Restricted cash amounts are not required to be kept on deposit. As a condition to the loan renewal, we were required to amend the Loan Agreement (mortgage payable) for our corporate real estate facility, which matured on July 11, 2013, whereby we were required to pay additional principal to meet an 80% loan-to-value (LTV) based upon an independent real estate appraisal. All additional principal payments have been made.

On March 30, 2012, the above term loan was amended and increased to $5 million with a maturity date of July 11, 2013. This facility bore floating interest at the one month LIBOR rate as reported in the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part were without premium or penalty. No restricted cash payments were required to be kept on deposit. During July 2013 this term loan was amended with substantially the same terms that currently exist. This facility also bears floating interest at the one month LIBOR rate as reported in the Wall Street Journal plus 500 basis points. The new maturity date is July 2016. Beginning January 2014, we will be required to make semi-annual payments of $500,000.

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

Project Term Loan

During July 2013, we entered into a $10 million project term loan agreement with Fifth Third Bank. The facility matures on July 24, 2014. This term loan bears interest at a floating rate equal to the one-month LIBOR rate plus 500 basis points. We may make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was paid at closing. A restricted cash deposit (see NOTE C) of $500,000 is required to cover interest payments. The term loan is secured by approximately $15.0 million worth of silver recovered from the SS Gairsoppa. We recovered approximately 1.8 million ounces of silver bullion in total during July 2013 which we expect to monetize during the remainder of 2013. We are required to comply with a number of customary covenants. The proceeds were used to fund the project recovery costs.

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bore interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matured on July 11, 2013, and required monthly principal payments in the amount of $10,750 plus accrued interest. This loan was secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contained customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of June 30, 2013, the loan balance outstanding was $1,302,000.

During July 2013 when the above noted mortgage matured, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest are required. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of September 30, 2013, the loan balance outstanding was $1,280,500.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of September 30, 2013, the loan balance outstanding was $573,953. The seller originally carried a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. As of June 30, 2012, this debt was paid in full. The interest was at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa.

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

The indebtedness evidenced by the Initial Note bears interest at 8.0% percent per year (15% under default conditions, if applicable). Interest is compounded monthly and payable quarterly at the beginning of each calendar quarter. The Initial Note is amortized with equal monthly principal installments of $434,783 that commenced on July 8, 2012. Prepayment is not allowed. Further, the Notes may be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note was $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note was to be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). On May 10, 2012 (the six-month anniversary of the initial closing date), the conversion price applicable to the Initial Note was adjusted to $3.17, which represented 110.0% of the market price of Odyssey’s common stock. The conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We have agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that we make in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the average for a ten-day period immediately prior to the applicable amortization date of the volume-weighted average price of our shares of common stock.

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

The holder of the Initial Note elected to apply some of the payments due on the principal balance of the Initial Note to the Additional Note described below. During the nine months ended September 30, 2013, we issued 2,976,583 shares of common stock as payment of $7,826,086 in outstanding principal. The principal balance of the Initial Note at September 30, 2013 was $2,173,914 which is bifurcated on our balance sheet between derivative liabilities and mortgage and loans payable.

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

Additional Note

On May 10, 2012, we issued the Additional Note in the original principal amount of $8.0 million, and the number of shares of Odyssey’s common stock issuable upon exercise of the Warrant increased to 1,562,500. The Additional Note bears interest at 9.0% per year and will mature on the 30-month anniversary of the initial closing date. The Additional Note amortizes in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The Additional Note may be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. The conversion rate applicable to any amortization payment that we make in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the average for a ten-day period immediately prior to the applicable amortization date of the volume-weighted average price of our shares of common stock. Odyssey has a right to redeem the Additional Note. The initial conversion price of the Additional Note is $3.74, subject to reset on the earlier of the date the registration statement registering the offer and sale of the common stock issuable under the notes and the warrants becomes effective and a prospectus contained therein shall be available for the resale by the holder of all of the registrable securities or the six-month anniversary of the additional closing date. The registration statement was declared effective on July 6, 2012, and there was no reset to the conversion price of the Additional Note.

On January 2, 2013, we entered into an agreement to amend the terms of the Additional Note. The installment payments due December 1, 2012, January 1, 2013 and February 1, 2013 were deferred until March 1, 2013 and the conversion price on the Additional Note was decreased from $3.74 to $3.17. We evaluated the amendment’s impact on the accounting for the Additional Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10% and the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was less than 10% of the carrying value of the Additional Note immediately prior to the modification. Since the amendment did not result in a substantial modification, extinguishment accounting was not applicable. The principal balance of the Additional Note at September 30, 2013 was $4,086,957 which is bifurcated on our balance sheet between derivative liabilities and mortgage and loans payable.

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

The Warrant has a term of five and one-half years and at inception, had an initial exercise price of $4.32. The exercise price is subject to adjustment for traditional recapitalization events and was reset on the sixth month anniversary of issuance to $3.60 per share. Although the warrant did not fall within the scope of ASC 480, the warrant required derivative liability accounting because the conversion price reset protection terms are not consistent with the definition for financial instruments indexed to a company’s own stock

Based on the previous conclusions, we allocated the cash proceeds first to the derivative components at their fair values (see NOTE M) with the residual allocated to the host debt contract, as follows:

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the three and nine months ended September 30, 2013 amounted to $505,646 and $1,801,479, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See Note M for information about our derivatives.

NOTE J – STOCKHOLDERS’ DEFICIT

Common Stock

To date in 2013, we issued 3,174,893 shares of common stock, valued at $8,316,047, representing payment for principal and interest on our Initial Note and Additional Note as described in NOTE I

During the three-month period ended March 31, 2013, we issued 2,010,500 shares of common stock to accredited investors upon exercise of their outstanding warrants.

During 2012, we issued 1,441,013 shares of common stock, valued at $4,262,527, representing payment for principal and interest on our Initial Note and Additional Note as described in Note I.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended September 31, 2013 and 2012 was $882,933 and $380,143, respectively and for the nine-month periods ended September 30, 2013 and 2012 was $2,123,706 and $1,298,231, respectively.

The weighted average estimated fair value of stock options granted during the three-month periods ended September 30, 2013 and 2012 was $1.24 and $2.09, respectively. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	September 30, 2013	September 30, 2012
Risk-free interest rate	1.28%	0.56%
Expected volatility of common stock	59.16%	71.43%
Dividend yield	0%	0%
Expected life of options	4.1 years	4.1 years

NOTE K – DEFERRED REVENUE

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At December 31, 2012 as well as at September 30, 2013, we have a $2,835,522 service obligation on two service contracts that will be recognized as revenue over the period of time the contractual services are provided.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain our cash at one financial institution. The Federal Deposit Insurance Corporation’s standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The Bahamian Deposit Insurance Corporation insures funds up to $50,000 per depositor. At September 30, 2013, our consolidated uninsured cash balance was approximately $11.8 million.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately $900 per month until maturity in July 2016. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately $4,200 per month. An increase of 100 basis points to the interest rate on our $10 million project term loan increases our interest obligation, at most, by approximately $8,300 per month. See NOTE I. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of September 30, 2013 and December 31, 2012 and the amounts that were reflected in our income related to our derivatives for the nine-month periods ended September 30, 2013 and 2012:

	September 30, 2013	December 31, 2012
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$421,629	$1,529,583

Warrant derivatives
Senior Convertible Notes	1,463,281	1,921,094
Series G Convertible Preferred Stock	1,264,651	1,905,526

	2,727,932	3,826,620

Total derivative liabilities	$3,149,561	$5,356,203

	September 30, 2013	December 31, 2012
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	1,980,938	4,247,343

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500
Series G Convertible Preferred Stock	2,250,000	2,250,000

	3,812,500	3,812,500

Total common shares linked to derivative liabilities	5,793,438	8,059,843

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Derivative income (expense):
Unrealized gains (losses) from fair value changes:

Senior Convertible Notes	$202,034	$2,274,033	$244,303	$1,174,205
Series G Convertible Preferred Stock	—	286,335	—	158,711
Warrant derivatives	438,119	2,241,494	1,098,688	379,114

	640,153	4,801,862	1,342,991	1,712,030
Redemptions of Senior Convertible Notes	230,300	—	863,651	—

Total derivative income (expense)	$870,453	$4,801,862	$2,206,642	$1,712,030

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Notes and classified in liabilities:

	September 30, 2013	December 31, 2012
Quoted market price on valuation date	$3.00	$2.97
Contractual conversion rate	$3.17	$3.74
Contractual term to maturity	0.58 Years	1.33 Years
Implied expected term to maturity	0.57 Years	1.24 Years
Market volatility:
Range of volatilities	24.0% - 46.2%	31.3% - 64.03%
Range of equivalent volatilities	32.2% - 37.8%	38.6% - 45.0%
Contractual interest rate	8.0% - 9.0%	8.0% - 9.0%
Range of equivalent market risk adjusted interest rates	8.02% - 9.08%	9.0% - 9.1%
Range of equivalent credit risk adjusted yields	0.58%	0.94% - 1.03%
Risk-free rates	0.03% - 0.04%	0.02% - 0.16%

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended September 30, 2013 and 2012.

	Nine Months ended September 30,
	2013	2012
Balances at January 1	$1,529,583	$2,680,133
Issuances	—	1,291,298
Expirations from redemptions of host contracts reflected in income	(863,652)	(650,627)
Changes in fair value inputs and assumptions reflected in income	(244,302)	(682,289)

Balances at September 30	$421,629	$2,638,515

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading, redemptions, financing probabilities and the interest components of the Monte Carlo Simulation technique.

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

The Binomial Lattice technique is a level-three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions and utilized in the Binomial Lattice process are as follows for both the issuance dates of the warrants and September 30, 2013 and 2012 and December 31, 2012:

	September 30,		December 31, 2012
	2013	2012
Linked common shares	1,725,000	1,800,000	1,725,000
Quoted market price on valuation date	$3.00	$3.15	$2.97
Contractual exercise rate	$2.4648	$2.50	$2.4648
Term (years)	0.03	1.03	0.78
Range of market volatilities	24.0% - 31.5%	38.9% - 68.1%	33.1% - 49.17%
Risk free rates using zero coupon US Treasury Security rates	0.03%	0.06% - 0.17%	0.02% - 0.11%

	September 30,		December 31, 2012
	2013	2012
Linked common shares	525,000	525,000	525,000
Quoted market price on valuation date	$3.00	$3.15	$2.97
Contractual exercise rate	$2.4648	$2.75	$2.4648
Term (years)	0.54	1.54	1.28
Range of market volatilities	26.3% - 46.1%	38.7% - 69.2%	33.8% - 63.6%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.04%	0.06% - 0.20%	0.02% - 0.16%

	September 30,		December 31, 2012
	2013	2012
Linked common shares	1,562,500	1,562,500	1,562,500
Quoted market price on valuation date	$3.00	$3.15	$2.97
Contractual exercise rate	$3.60	$3.60	$3.60
Term (years)	3.61	4.60	4.35
Range of market volatilities	38.2% - 60.5%	54.2% - 71.0%	39.2% - 70.2%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.63%	0.10% - 0.47%	0.05% - 0.54%

Of the 1,302,083 common shares issuable upon exercise of the warrant issued on November 8, 2011, 434,027 of those common shares were exercisable only upon the Company’s election to require the lender to provide the additional financing. When the lender provided additional financing of $8,000,000 on May 10, 2012, the additional 434,027 of common shares became available for issuance upon exercise. Warrants indexed to an additional 260,417 were issued in conjunction with the additional financing.

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,
	2013	2012
Balances at January 1	$3,826,619	$4,653,160
Issuances	—	363,542
Changes in fair value inputs and assumptions reflected in income	(1,098,688)	(379,114)

Balances at September 30	$2,727,931	$4,637,588

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading, redemptions, financing probabilities and the risk free interest components of the Binomial Lattice technique.

NOTE N – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250

Total participating revenue rights	$4,643,750	$4,643,750

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any one project Galt selected prior to December 31, 2011. If the project is successful, Galt will recoup their investment plus three times the investment. Galt’s investment return will be paid out of project proceeds. Galt will receive 50% of project proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. Subsequently we reached an agreement permitting Galt to bifurcate their selection between two projects, the SS Gairsoppa and HMS Victory with the residual 1% on additional net proceeds assigned to the HMS Victory project only. The bifurcation resulted in $3,756,250 being allocated to each of the two projects. Therefore, Galt will receive 7.5125% of net proceeds from the HMS Victory project after they recoup their investment of $3,756,250 plus three times the investment. Galt was paid in full in the amount of $12,506,755 during the first quarter of 2013 for their remaining share of the SS Gairsoppa project investment. There are no future payments remaining to Galt for the Gairsoppa project nor will they receive any further distributions from the Gairsoppa project proceeds. Based on the timing of the proceeds earmarked for Galt, the relative corresponding amount of Galt’s revenue participation right of $3,756,250 was amortized into revenue in 2012 based upon the percent of Galt-related proceeds from the sale of silver as a percentage of total proceeds that Galt earned under the revenue participation agreement ($15 million).

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

Operational Update

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. Only projects with material status updates since those reports were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our owned vessel, the Odyssey Explorer, or chartered vessels to conduct operations based on availability.

HMS Victory Project

In 2008, Odyssey discovered HMS Victory (lost 1744) and is, as recognized by the owner and under maritime law, salvor-in-possession of the wreck. After a period of joint consultation between the UK Ministry of Defense (MOD) and the UK Department for Culture, Media and Sport, and a public consultation period, the title to the HMS Victory was transferred to the Maritime Heritage Foundation in January 2012. The Foundation, a charity established to locate shipwrecks, investigate, recover and preserve artifacts to the highest archaeological standards and to promote knowledge and understanding of Britain’s maritime heritage, has now assumed responsibility for the future management of the wreck site. The Foundation has contracted with us to provide a full range of archaeological, recovery, conservation and other services.

Pursuant to an agreement with the Foundation, we have produced an extensive project design for the archaeological excavation of the site, including a complete plan for recording, documentation, conservation, publication and public education.

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

The Maritime Heritage Foundation, with assistance from Odyssey and Wreck Watch International launched a website in September 2013 that includes a virtual dive trail featuring video of the Victory site, publications about the site, and a history of the project. The website is available at www.Victory1744.org

“Gairsoppa” Project

On January 25, 2010, we were awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport. The contract was awarded after a competitive bid process.

The SS Gairsoppa was a 412-foot steel-hulled British cargo ship that was torpedoed by a German U-boat in February 1941 while enlisted in the service of the UKG Ministry of War Transport.

Under the recovery contract, we assumed the risk and responsibility for the search, cargo recovery, documentation, and marketing of the cargo and will retain 80% of the net salved value after first recouping all our recovery expenses. The recovered cargo remains the property of the UK government until it is monetized, at which time any initial proceeds are first applied to cover the project costs incurred by us and then any remaining proceeds are split 80/20 between us and the UK government.

Search operations began in July 2011. On September 26, 2011, we announced confirmation of the identity and location of the SS Gairsoppa approximately 300 miles southwest of Galway, Ireland, in waters approximately 4700 meters deep.

Initial recovery operations began aboard the MV Seabed Worker on June 4, 2012, and ended on September 23, 2012. During 2012 operations, a total of 1,218 silver ingots, weighing approximately 1.4 million troy ounces, were recovered from the SS Gairsoppa.

The silver bullion recovered in 2012 was refined and sold on the London Metals Exchange. The first sale occurred in September 2012 and continued thru January 2013. Over $41 million in proceeds were received. In addition, over $600,000 in gold value was extracted as a by-product during of the silver processing.

We began 2013 operations on the Gairsoppa in June 2013. On July 22, 2013, we announced the recovery of an additional 1,574 silver ingots weighing about 1,100 ounces each or almost 1.8 million troy ounces in total, settings a new record for the deepest and largest precious metal recovery from a shipwreck. Included in this recovery were 462 bars of .999 fine silver. The silver was transported to a secure facility in the United Kingdom to be analyzed and processed. The recovery from the SS Gairsoppa (2012 and 2013 operations) totals 2,792 silver ingots, or more than 99% of the insured silver reported to be aboard the Gairsoppa when she sank. To date, no uninsured silver has been located.

During the quarter ended September 30, 2013, we began to monetize the silver bullion recovered in 2013 from the Gairsoppa. The monetization of this silver is expected to be completed by the end of 2013. The refining of the silver is expected to result in the production of a small amount of gold that will likely be monetized in early 2014. During the quarter ended September 30, 2013, we monetized 630,999 ounces of silver at an average price of $24.55 per ounce for a total gross amount of $15.5 million. The first $9.2 million of these proceeds were recognized as a recoupment of our cost on the project and accordingly credited to expenses in the period with $9,199,649 credited to “Operations and research” expenses and $26,749 credited to “Marketing, general, and administrative” expenses. After the recoupment of project costs, an amount of $5.2 million was recognized as revenue in the quarter under the caption “Artifact sales and other.” We thus recognized a positive income statement impact of $14.4 million from the Gairsoppa project in the period ended September 30, 2013. Of this amount, $8.6 million was received as cash in the period and $5.8 million was shown as a receivable at September 30, 2013. The share of the silver proceeds paid to JBR for processing the silver (3%) and the UK government (20% after recoupment of project costs) are not recorded as costs in our financial statements since the silver bullion is owned by the UK government. This is also the reason why the remaining silver that was recovered in July 2013 but not yet monetized in the third quarter of 2013 is not shown as inventory on our balance sheet at September 30, 2013. The silver that was not monetized in the third quarter of 2013 (in excess of 1.1 million ounces) is expected to be monetized in the fourth quarter of 2013, with 80% of proceeds to us and 20% to the UK government, after deducting the JBR processing fee of approximately 3%. All of our proceeds in the fourth quarter of 2013 will be recorded as revenues with no cost of sales associated with these revenues.

When we landed the Gairsoppa silver recovered in July 2013, the spot price of silver was $19.53 per ounce. During the quarter-ended September 30, 2013, we entered into certain hedging instruments on silver since it typically takes several months from the date the silver is recovered for it to be monetized. This time requirement is due to the need to refine the World War II era silver ingots into the currently-traded version of .999 silver ingots suitable for trade on the London Bullion Market. The hedging instruments included a fixed-price swap for the month of October on 250,000 ounces of silver at $24.40 per ounce and a fixed-price swap for the month of November on 250,000 ounces of silver at $23.10 per ounce. None of the hedging instruments were closed out in the quarter ended September 30, 2013. Any eventual profit or loss on these financial hedges will be recognized in the fourth quarter of 2013 as “other” income or expenses.

After the completion of recovery operations this year we secured a salvage contract extension from the UKG Department for Transport. This extension grants us the right to return to the Gairsoppa shipwreck to look for further cargo. At this time we do not have an expedition scheduled for the site, however assuming that recovery economics justify additional investment, we intend to incorporate additional operations at the site as part of our future modern shipwreck commodity program.

“Mantola” Project

We were also awarded the exclusive salvage contract for the cargo of the SS Mantola by the UKG Department for Transport. On October 10, 2011, we announced the discovery of the SS Mantola, which sank on February 9, 1917, after being torpedoed by German submarine U-81. Odyssey discovered the shipwreck approximately 2,500 meters beneath the surface of the northern Atlantic Ocean, approximately 100 miles from the SS Gairsoppa shipwreck.

In 1917, the British Ministry of War Transport paid a War Risk Insurance Claim for £110,000 (in 1917 value) for silver that was reported to be on board the Mantola when she sank. This sum would equate to more than 600,000 ounces of silver based on silver prices in 1917. In September 2011, the UK Government Department for Transport awarded Odyssey a salvage contract for the cargo of the SS Mantola. The terms and conditions are similar to the SS Gairsoppa salvage contract. Under the agreement, we will retain 80% of the net salved silver value recovered.

Operations on the Mantola were planned in conjunction with operations on the SS Gairsoppa under the umbrella of “North Atlantic Expedition.” A few days were spent on recovery efforts in 2012 and in 2013 at the Mantola site, but no silver was found during these short searches. After the completion of operations this year we secured a salvage contract extension from the UKG Department for Transport. This extension grants us the right to return to the Mantola shipwreck to look for further cargo. At this time we do not have an expedition scheduled for the site, however assuming that recovery economics justify additional investment, we intend to incorporate additional operations at the site as part of our future modern shipwreck commodity program.

Commodity Wreck Program

On September 20, 2012, we announced project approval and salvage contracts from ship owners for a multi-year commodity shipwreck program. We have negotiated salvage contracts with the ship owners that will award 90% of the net recovered cargo value to us for four separate deep-ocean shipwrecks carrying valuable commodities when they sank. There are additional valuable shipwrecks that do not require salvage agreements that can be added to the program and undertaken while we have a ship and equipment nearby.

Planning is underway to assemble the necessary ship and equipment for the exploration, assessment and recovery of these cargoes. In October 2013, we equipped the Odyssey Explorer vessel with our 6000 meter ROV (Remotely Operated Vehicle) tooling and handling system for a capital expenditure in 2013 of approximately $700,000, which was used to significantly enhance the capabilities of this ROV system we already owned. If the testing of the new ROV is successful in the fourth quarter of 2013, we expect to perform reconnaissance and salvage planning trips to one or more commodity shipwrecks in the first half of 2014. These reconnaissance trips are needed to determine the condition of the shipwrecks and to define the exact equipment and techniques to be used for the recovery expedition. The company has identified several of the key components necessary for mobilizing the deep ocean recovery system and is currently evaluating different options and contracts for ships to be used on this operation. The timing of the recovery work on future commodity shipwrecks depends on the availability of vessels and equipment, weather conditions and other factors. We expect to perform one to two commodity recovery products per year in the coming years with at least one recovery expedition in the second half of 2014.

Subsea Mineral Mining Exploration Projects

Neptune Minerals: We currently own 6.2 million shares of Neptune Minerals, a privately held company focused on discovering and commercializing high-value mineral deposits. To date Neptune Minerals has been successful in attracting the investment capital required to fund mineral exploration expeditions. Neptune’s capital raise, completed in December 2011, was at $12 per share of Class B common stock. Neptune Minerals completed another private placement in 2012 for approximately $17 million at $17.50 per share. Our current ownership is approximately 30%. Odyssey and Neptune are currently planning operations in some of Neptune’s highly prospective tenement areas to produce a formal resource estimate. These tenement areas include SMS (Seafloor Massive Sulfide) deposits that potentially contain copper, gold, silver, lead, and zinc. Neptune is still at the exploratory phase of these deposits.

Chatham Rock Phosphate: We currently own 9.3 million shares, or approximately 7.3%, of Chatham Rock Phosphates, Ltd (CRP.NZ), Chatham Rock Phosphate currently holds a license covering over 4,000 square kilometers off the coast of New Zealand believed to have significant seabed deposits of rock phosphate and other potentially valuable minerals. Chatham Rock Phosphate is still at the exploratory phase of these deposits.

Oceanica Resources: In February 2013, we announced our ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”). Oceanica is in the business of mineral exploration and controls exclusive permits for offshore mineral deposits in an area which is believed to feature a valuable mineral resource based on extensive exploratory activities undertaken by Oceanica’s subsidiary. Preliminary resource assessment based on extensive coring and laboratory work suggests that the mining concession, which has been granted for a 50 year period to a subsidiary of Oceanica, is a world-class resource with significant commercial and strategic value. Coring sample assay results and preliminary sample beneficiation tests indicate the resource can be feasibly and economically mined and processed. A draft Technical Report featuring a formal resource assessment is in process. JP Morgan is currently advising the company on options for maximizing the value of this asset. During the third quarter of 2013, we performed further work on behalf of Oceanica and its subsidiary to validate the deposits and to conduct additional geophysical, geotechnical and scientific studies. Over the coming 6 months, Oceanica’s subsidiary expects to submit requests for operating permits and to have the Technical Report completed.

We initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share or $15 million and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

In June, 2013 Mako exercised an option to purchase an additional 8.0 million shares. The option exercise price of $1.25 per share, discounted from the original exercise price of $2.50 per share in order to facilitate this transaction, represents a 25% value increase over the price Mako paid for the Oceanica shares purchased in February 2013. Mako continues to hold the option to purchase an additional seven million shares of Oceanica at $2.50 per share at any time on or before December 31, 2013.

As part of our strategy for involvement with Oceanica, in parallel with the early exercise, we purchased one million shares of Oceanica from another Oceanica shareholder at $1.25 per share in a transaction that provides a one-year option to purchase an additional one million shares at $2.50 per share. This transaction also grants Odyssey voting rights on an additional three million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey.

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

While undergoing routine dry dock, maintenance and inspections, the Dorado Discovery upgraded equipment and capabilities including installation of additional drilling/coring tools and an advanced Reson 7150 multi-beam sonar system capable of mapping the ocean floor and analyzing targets to 6000 meters deep. During 2013, the Dorado Discovery has worked exclusively for Oceanica and Odyssey. In 2014, we expect to deploy the Dorado Discovery on survey and exploration projects in the South Pacific Ocean.

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

“Black Swan” Arrest

The Eleventh Circuit Court of Appeals upheld the dismissal of the case by the United States Federal District Court for the Middle District of Florida finding no subject matter jurisdiction under the Foreign Sovereign Immunities Act. On February 23, 2012, Odyssey complied with the Court’s order by transferring the coins and artifacts to Spain. On April 16, 2012, Spain filed a motion with the district court for an award of fees and costs related to the case seeking over $3 million. On November 15, 2012, the district court Magistrate Judge entered a Report and Recommendation recommending that Spain be awarded fees and costs, but only those incurred after dismissal of the case from February 10, 2012 to March 20, 2012, related to the transfer of artifacts held in Gibraltar. The District Court Judge did not adopt the Report and Recommendation and on September 26, 2013 entered an Order requiring Odyssey to pay $1,072,979 to Spain for attorneys’ fees. Odyssey complied with the Order and on October 11, 2013 made the required payment to Spain. A Satisfaction of Judgment was executed and filed on October 21, 2013.

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

Three-months ended September 30, 2013, compared to three-months ended September 30, 2012

Increase/(Decrease)			2013 vs. 2012
(Dollars in millions)	2013	2012	$	%
Artifact sales and other	$5.5	$.7	$4.8	677%
Exhibit	—	.1	(0.0)	(61)
Expedition charter	—	.2	(0.2)	(100)

Total revenue	$5.6	$.9	$4.6	487%

Cost of sales	$.2	$.1	$.1	213%
Marketing, general and administrative	4.7	3.0	1.7	56%
Operations and research	4.2	(3.0)	7.2	238%

Total operating expenses	$9.0	$—	$9.0	39635%

Other income (expense)	$.1	$2.9	$(2.8)	(97)%

Income taxes	$(.2)	$—	$(.2)	100%
Non-controlling interest	$2.7	$—	$2.7	100%
Net income (loss)	$(.9)	$3.8	$(4.7)	(124)%

The explanations that follow are for the three-months ended September 30, 2013, compared to the three-months ended September 30, 2012.

Revenue

Total revenue increased by $4.6 million in 2013. In 2013, $5.2 million of revenue was recognized from the Gairsoppa project during the quarter after crediting $9.2 million to operating expenses. In 2012, $0.6 million of revenue was recognized from the monetization of Gairsoppa silver during the quarter after crediting $17.8 million to operating expenses. The remaining increase in the line item “Artifact sales and other” in 2013 is due to more sales of Republic coins in 2013. In 2013, there was no expedition charter revenue whereas in 2012 there was some expedition charter revenue associated with our subsea mineral exploration work for Chatham Rock Phosphate, Ltd. Exhibit revenue remained low in both 2013 and 2012.

No cost of sales are associated with the revenues generated from the Gairsoppa silver sales because under the terms of the agreement with the UK government, the silver is the property of the UK government and we receive 80% of the proceeds from the monetization of the silver after recouping all of our project costs. All Gairsoppa project costs including vessel-related expenses (ships’ crew, provisions, port fees and charter expenses), fuel, specialized equipment and administrative expenses associated with the 2013 Gairsoppa expedition in the second and third quarters of 2013 were fully recouped in the third quarter of 2013 (credited to operating expenses). Cost of sales for the sale of coins are recorded for the sale of each Republic coin.

Operating Expenses

Cost of sales increased by $0.1 million in 2013 versus 2012 because 353 more Republic coins were sold in 2013 than in 2012. Cost of sales for the sale of coins are recorded for the sale of each coin. No cost of sales are associated with the revenues generated from the Gairsoppa silver sales because under the terms of the agreement with the UK government, the silver is the property of the UK government and we receive 80% of the proceeds from the monetization of the silver after recouping all of its project costs. All Gairsoppa project costs associated with the 2013 Gairsoppa expedition in the second and third quarters of 2013 were fully recouped in the third quarter of 2013 (credited to operating expenses).

Marketing, general and administrative expenses were $4.7 million in 2013 as compared to $3.0 million in 2012. The increase of $1.7 million is primarily represented by an increase in legal fees for the 2013 Order to pay $1.1 million to the Spanish government for their legal fees related to the Black Swan case and $0.6 million for expenses related to extra employee-related costs.

Operations and research expenses were $4.2 million in 2013 as compared to a credit balance of $3.0 million in 2012. In 2012, an amount of $17.7 million was credited to Operations and research to recoup expenses following the successful recovery and monetization of silver from the Gairsoppa shipwreck in 2012. The $17.7 million represents the amount we spent on the Gairsoppa project from inception through the third quarter of 2012. In 2013, an amount of $9.2 million was credited to Operations and research to recoup expenses following the successful recovery and monetization of silver from the Gairsoppa shipwreck in 2013. The $9.2 million represents the amount we spent on the Gairsoppa project in the second and third quarters of 2013. As defined by the Gairsoppa contract, we are entitled to receive full reimbursement (recoupment) of costs directly linked to the project, such as ship charter costs, ship crew costs, provisions, port fees, and ship fuel, and transport costs. Excluding the amounts credited to expenses in 2012 and 2013, the Operations and research expenses decreased from $14.4 million in 2012 to $12.9 million in 2013 primarily due to lower charter fees for the Seabed Worker in 2013 (-3.7 million) offset by higher expenses on the mineral operations activities for Oceanica and its subsidiary in 2013.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. Total other income decreased from $2.9 million in 2012 to $0.1 million in 2013, primarily as a result of the change in the fair value of the derivative financial instruments (see NOTE M). Other income in 2013 was made up primarily of $0.9 million income from the change in the fair value of derivative financial instruments ($0.3 million related to the change in the stock price volatility and $0.3 million related to the change in the probability of exercise of certain instruments and $0.3 million of other), $0.1 million income from the effect of foreign currencies, offset by $0.9 million of expenses from interest on the financial debt of the company. Other income in 2012 was made up primarily of $4.8 million income from the change in the fair value of derivative financial instruments offset by $1.9 million of expenses from interest on the financial debt of the company.

Taxes and Non-Controlling Interest

Although the company has significant tax loss carryforwards, the company was subjected to alternative minimum taxes of $0.2 million in 2013 related to the sale of subsidiary stock.

Starting in 2013, we became the controlling shareholder of Oceanica which was created in the first quarter of 2013. Our financial statements thus include the financial results of Oceanica in 2013. The losses of Oceanica corresponding to the share of Oceanica not owned by us are shown as the Non-Controlling Interest.

Nine-months ended September 30, 2013, compared to nine-months ended September 30, 2012

Increase/(Decrease)			2013 vs. 2012
(Dollars in millions)	2013	2012	$		%
Artifact sales and other	$6.6	$.9		$5.7	629%
Exhibit	.1	.2	–	(0.0)	(33)
Expedition charter	—	4.2		(4.2)	(100)

Total revenue	$6.7	$5.3		$1.4	27%

Cost of sales	$.4	$.2		$.2	130%
Marketing, general and administrative	10.4	7.8		2.6	33%
Operations and research	19.4	11.7		7.7	66%

Total operating expenses	$30.2	$19.7		$10.5	53%

Other income (expense)	$(.5)	$(2.8)		$2.3	(81)%

Income taxes	$(.3)	$—		$(.3)	100%
Non-controlling interest	$2.9	$—		$2.9	100%
Net income (loss)	$(21.5)	$(17.3)		$(4.2)	(24)%

The explanations that follow are for the nine-months ended September 30, 2013, compared to the nine-months ended September 30, 2012.

Revenue

Artifact sales and other increased by $5.7 million in 2013. In 2013, $5.2 million of revenue was recognized from the monetization of Gairsoppa silver after crediting $9.2 million to operating expenses. In 2012, $0.6 million of revenue was recognized from the monetization of Gairsoppa silver after crediting $17.8 million to operating expenses. The remaining increase in the line item “Artifact sales and other” in 2013 is due to more sales of Republic coins in 2013. In 2013, there was no expedition charter revenue whereas in 2012 there was expedition charter revenue associated with our subsea mineral exploration work for Chatham Rock Phosphate, Ltd. Exhibit revenue remained low in both 2013 and 2012.

Operating Expenses

Cost of sales increased by $0.2 million in 2013 versus 2012 because more Republic coins were sold in 2013 than in 2012 (888 more coins in 2013). Cost of sales for the sale of coins are recorded for the sale of each coin. No cost of sales are associated with the revenues generated from the Gairsoppa silver sales because under the terms of the agreement with the UK government, the silver is the property of the UK government and we receive 80% of the proceeds from the monetization of the silver after recouping all of our project costs. All Gairsoppa project costs associated with the 2013 Gairsoppa expedition in the second and third quarters of 2013 were fully recouped in the third quarter of 2013 (credited to operating expenses).

Marketing, general and administrative expenses were $10.4 million in 2013 as compared to $7.8 million in 2012. The increase of $2.6 million primarily represented an increase in legal fees for the 2013 Order to pay $1.1 million to the Spanish government for their legal fees related to the Black Swan case and $1.0 million for incremental employee-related costs.

Operations and research expenses were $19.4 million in 2013 as compared to $11.7 million in 2012. In 2012, an amount of $17.7 million was credited to Operations and research to recoup expenses following the successful recovery and monetization of silver from the Gairsoppa shipwreck in 2012. The $17.7 million represents the amount we spent on the Gairsoppa project from inception through the third quarter of 2012. In 2013, $9.2 million was credited to Operations and research to recoup expenses following the successful recovery and monetization of silver from the Gairsoppa shipwreck in 2013. The $9.2 million represents the amount we spent on the Gairsoppa project in the second and third quarters of 2013. As defined by the Gairsoppa contract, we are entitled to receive full reimbursement (recoupment) of costs directly linked to the project, such as ship charter costs, ship crew costs, provisions, port fees, and ship fuel, and transport costs. Excluding the amounts credited to expenses in 2012 and 2013, the Operations and research expenses decreased from $28.4 million in 2012 to $27.3 million in 2013 primarily due to lower charter fees for the Seabed Worker in 2013 (-$3.2 million) offset by higher expenses on the mineral operations activities for Oceanica in 2013.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. Total other expense decreased from $2.8 million in 2012 to $0.5 million in 2013, primarily as a result of the change in the fair value of the derivative financial instruments (see NOTE M). Other expense in 2013 was made up primarily of $2.9 million of expenses from interest on the financial debt of the company offset by $2.2 million income from the change in the fair value of derivative financial instruments ($0.9 million related to the change in the stock price volatility, $0.9 million related to the redemptions of convertibles notes, and $0.4 million related to the change in other assumptions such as interest) and $0.1 million income from the effect of foreign currencies. Other expense in 2012 was made up primarily of $4.6 million of expenses from interest on the financial debt of the company offset by $1.7 million income from the change in the fair value of derivative financial instruments.

Taxes and Non-Controlling Interest

Although the company has significant tax loss carryforwards, the company was subjected to alternative minimum taxes of $0.3 million in 2013 related to the sale of subsidiary stock.

Starting in 2013, we became the controlling shareholder of Oceanica which was created in the first quarter of 2013. Our financial statements thus include the financial results of Oceanica in 2013. The losses of Oceanica corresponding to the share of Oceanica not owned by Odyssey are shown as the Non-Controlling Interest.

Liquidity and Capital Resources

	Nine-Months Ended
(Dollars in thousands)	September 2013	September 2012
Summary of Cash Flows:
Net cash used by operating activities	$(34,773)	$(24,778)
Net cash used by investing activities	(4,537)	(854)
Net cash provided by financing activities	40,386	19,808

Net increase (decrease) in cash and cash equivalents	$1,077	$(5,823)

Beginning cash and cash equivalents	10,096	7,972

Ending cash and cash equivalents	$11,173	$2,148

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2013 was $34.8 million. This amount primarily reflected a net loss before non-controlling interest of $24.4 million offset in part by non-cash items of $3.9 million including depreciation and amortization ($1.4 million), share-based compensation ($2.1 million), notes payable interest accretion and loan fee amortization ($1.8 million), senior debt interest settled with common stock ($0.5 million), and settlement of vendor debt with subsidiary stock ($0.6 million) and increased by other non-cash items such as the change in the fair value of derivative liabilities ($2.2 million) and an investment in a consolidated entity ($0.3 million). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $14.3 million which primarily included a $9.7 million decrease in accrued expenses primarily representing the $12.5 million payment to Galt Resources LLC for the remainder due on the Gairsoppa project. Other changes included a $4.7 million increase in accounts receivable primarily relating to Gairsoppa project revenue, and a $0.4 million decrease in inventory, a $0.3 million increase in restricted cash, a $0.5 million increase in other assets and a $0.5 million increase in accounts payable.

Net cash used by operating activities for the first nine months of 2012 was $24.8 million. This amount primarily reflected an operating loss of $17.3 million offset in part by non-cash items of $4.1 million including depreciation and amortization ($1.2 million), share-based compensation ($1.3 million), notes payable interest accretion and loan fee amortization ($3.3 million), and a favorable change in the fair value of derivative liabilities ($1.7 million decrease to Net Loss)(see NOTE M). Other working capital changes (including non-current assets) also provided a decrease in working capital of $11.6 million. These changes primarily included a net increase in current assets of $15.7 million (relating to the $15.3 million in accounts receivable primarily relating to silver proceeds receivable from the Gairsoppa project and $0.3 million increase in restricted cash). These increases in net current assets were offset by net increases of current liabilities of $4.1 million (primarily relating to increases in accounts payable and accrued expenses of $4.7 million offset by $.6 million decrease in deferred revenue relating to the Gairsoppa Project). The increase in accounts payable and accrued expenses was primarily related to charter agreements and amounts payable under contractual commitments for the Gairsoppa project.

Cash flows used in investing activities for the first nine months of 2013 were $4.5 million. In June 2013, Odyssey purchased $1.0 million shares in its subsidiary Oceanica for $1.25 million in order to increase its stake in the subsidiary. Odyssey spent $3.3 million on equipment in the first nine months of 2013. The major equipment purchases in 2013 included $2.1 million for new mineral exploration equipment for the Dorado Discovery (a state-of-the-art multi-beam system and traction winch) and $1.2 million for the Odyssey Explorer which included equipment replacement, a major engine overhaul which extended the useful life of the vessel asset and for a 6000 meter ROV and associated equipment.

Cash flows used in investing activities for the first nine months of 2012 were $.9 million, which primarily represented the purchase of marine property and equipment.

Cash flows provided by financing activities for the first nine months of 2013 were $40.4 million which primarily represents $25.0 million from the sale of a 23% interest in Oceanica Resources, S. de. R.L., (a Panamanian company “Oceanica”), a majority owned subsidiary (see General Discussion under Other Cash Flow and Equity Areas). Oceanica is in the business of mineral exploration and controls exclusive mining licenses for offshore mineral deposits. The licenses include areas which, based upon extensive exploration and analysis undertaken by us, are believed to feature valuable mineral resources. Preliminary resource assessments indicate that the licenses, or concessions, which have been granted for a 50-year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value. Additional cash flows were provided from the exercise of outstanding warrants and options ($6.0 million) and a short term loan from Fifth Third Bank in July 2013 ($10.0 million), offset by repayment of debt obligations ($0.7 million).

Cash flows provided by financing activities for the first nine months of 2012 were $19.8 million which primarily represented $10.0 million from the Gairsoppa project financing from Fifth Third Bank in July 2012 and $2.0 million proceeds from the additional term loan with Fifth Third Bank in March 2012, offset by repayment of mortgage and loans payable ( $0.2 million). Also in April 2012, we received $8.0 million additional proceeds from the second tranche of the Senior Convertible Note (Additional Note).

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2013, we had cash and cash equivalents of $11.2 million, an increase of $1.1 million from the December 31, 2012 balance of $10.1 million.

During February 2013 Odyssey Marine Exploration, Inc. (“Odyssey”), Odyssey Marine Enterprises, Ltd., a Bahamian company (the “Enterprises”), and Oceanica Resources, S. de. R.L., a Panamanian company (“Oceanica”), entered into a purchase agreement with an investor group (Mako Resources, LLC). Enterprises is a wholly owned subsidiary of Odyssey. As of the date of the purchase agreement, Enterprises held 77.6 million of Oceanica’s 100.0 million outstanding cuotas (a unit of equity interest under Panamanian law). Enterprises sold the investor group 15.0 million of the cuotas held by Enterprises for a purchase price of U.S. $1.00 per quota ($15.0 million). The investor was granted an option to purchase 15.0 million additional cuotas held by Enterprises which have an exercise price of U.S. $2.50 per cuota and are exercisable at any time and from time to time through and until December 31, 2013. Oceanica is in the business of mineral exploration and controls exclusive mining licenses for offshore mineral deposits. The licenses include areas which, based upon extensive exploration and analysis undertaken by us, are believed to feature valuable world-class mineral resources. Preliminary resource assessments indicate that the licenses, or concessions, which have been granted for a 50-year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value.

During June 2013 Odyssey Marine Exploration, Inc. (“Odyssey”), received $10.0 million from the early exercise of an option held by Mako Resources, LLC, an independent investment group, to purchase eight million shares of Oceanica Resources, S. de R.L. owned by Odyssey. Mako was granted the option in connection with Mako’s earlier purchase of 15 million shares of Oceanica Resources from Odyssey in February 2013. The option exercise price of $1.25 per share, discounted from the original exercise price of $2.50 per share in order to facilitate this transaction, represents a 25% value increase over the price Mako paid for the Oceanica shares purchased in February 2013. Mako continues to hold the option to purchase an additional seven million shares of Oceanica at $2.50 per share at any time on or before December 31, 2013. As part of the our strategy to maintain a control position in Oceanica, in parallel with the early exercise, Odyssey purchased one million shares of Oceanica from another Oceanica shareholder at $1.25 per share in a transaction that provides a one-year option to purchase an additional one million shares at $2.50 per share. This transaction also grants us voting rights on an additional three million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey. The net effect of these transactions is that we will ultimately incur less dilution of our Oceanica ownership than originally anticipated under the initial stock sale agreement with Mako. We will now be able to effectively maintain voting control in the entity. Assuming all options are exercised and based on the total number of shares currently outstanding, we would own 49.6 percent of Oceanica with voting rights on a total of 52.6 percent of the shares.

During July 2013, we announced the recovery of over 60 U.S. tons of silver bullion from the SS Gairsoppa, which included 1,574 silver ingots weighing approximately 1100 ounces each or approximately 1.8 million troy ounces. The silver has been transported to a secure facility in the United Kingdom and will be monetized in 2013. After recovery of charter-related expenses and the payment of approximately 3% to an external company handling the refining of certain of the silver ingots, the remaining proceeds will be split 80% to Odyssey and 20% to the United Kingdom.

Bank Term Loan

On July 11, 2013, we amended our $5.0 million term loan with Fifth Third Bank (the “Bank”). The term loan matured on July 11, 2016, subject to acceleration upon certain specified events. The term loan bears floating interest at the one month LIBOR rate plus 500 basis points. We are required to make semi-annual fixed principal payments each year of $500,000, beginning January 11, 2014. Any prepayments may be made without premium or penalty. A commitment renewal fee of $25,000 was paid at closing. We are not required to maintain restricted cash on deposit in connection with the term loan.

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

On July 24, 2013, we entered into a $10.0 million project term loan agreement with the Bank. The facility will mature on July 24, 2014. The term loan bears interest at a floating rate equal to the one month LIBOR rate plus 500 basis points. We may make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 would be required to cover any potential interest payments if the full amount of the term loan is advanced. The term loan is secured by approximately $15.0 million worth of silver recovered from the SS Gairsoppa. We are required to comply with a number of customary covenants. The proceeds were used to fund the project recovery costs.

Trends and Uncertainties

Our current 2013 business plan estimates positive cash flow from the sum of operating and financing activities. The plan contains assumptions which include that several of our planned projects are funded through project recoveries (Gairsoppa) and other financings, syndications or other partnership opportunities. The 2013 business plan expenses included a 90-day charter agreement which we executed with a company that provided a ship and equipment to conduct recovery operations on the Gairsoppa and Mantola projects similar to the work performed in 2012 when we monetized over $41 million of silver. In 2013 we expect to monetize at least $30 million from the 2013 Gairsoppa project. Based upon our current expectations, we believe our cash position will be sufficient to fund operating cash flows throughout the rest of 2013 and 2014 taking into account our beginning cash balance, current cash flow expectations and revenues from multiple sources, including projected sales from recoveries, syndicated projects and other potential financing opportunities. We renewed our term and mortgage loans with Fifth Third Bank in July 2013. We also borrowed $10 million in July 2013 from Fifth Third Bank which was secured by Gairsoppa project proceeds based upon the recent recovery. Mako Resources, LLC has an outstanding option to purchase 7 million of our Oceanica Resources shares held by our wholly owned subsidiary for $17.5 million. This option expires December 31, 2013. We have experienced several years of net losses resulting in a stockholders’ deficit. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, realizing capital gains from sale of interest in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating income from other projects. If cash flow is not sufficient to meet our projected business plan requirements, we will be required to raise additional capital or curtail expenses. While we have been successful in raising the necessary funds in the past, there can be no assurance that we can continue to do so.

When we landed the Gairsoppa silver recovered in July 2013, the spot price of silver was $19.53 per ounce. During the quarter-ended September 30, 2013, we entered into certain hedging instruments on silver since it typically takes several months between the date the silver is recovered and monetized. This time requirement is due to the need to refine the World War II era silver ingots into the currently-traded version of silver ingots. The hedging instruments included a fixed-price swap for the month of October on 250,000 ounces of silver at $24.40 per ounce, and a fixed-price swap for the month of November on 250,000 ounces of silver at $23.10 per ounce. None of the hedging instruments were closed out in the quarter ended September 30, 2013. Any eventual profit or loss on these financial hedges will be recognized in the fourth quarter of 2013 as “other” income or expenses.

New Accounting Pronouncements

As of September 30, 2013, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $900 per month until maturity in July 2016. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,200 per month until maturity in July 2016. An increase of 100 basis points to the interest rate on our $10 million project term loan increases our interest obligation, at most, by approximately $8,300 per month. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not currently a party to any material litigation other than the admiralty proceedings that may be described in this report. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits.

See the information set forth under the heading “Operational Update – Admiralty Legal Proceedings” in Part I, Item 2 of this report for disclosure regarding certain admiralty legal proceedings in which we were or are involved. Such information is hereby incorporated by reference into this Part II, Item 1.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 12, 2013	By:	/s/ Philip S. Devine
Philip S. Devine, Chief Financial
Officer and Authorized Officer