Form 10-K
period 2013-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2014-03-17
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 75 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2013 was approximately $222 million. As of February 26, 2014, the Registrant had 83,882,577 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on June 4, 2014.

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

Overview

Odyssey Marine Exploration, Inc. is a world leader in deep-ocean exploration. The Company’s innovative techniques are currently being applied to historic shipwreck projects, modern commodity shipwrecks, and mineral exploration.

Odyssey has extensive experience discovering shipwreck sites in the deep ocean and conducting archaeological excavations with remotely operated vehicles (“ROVs”). Odyssey’s historic shipwreck discoveries include the SS Republic, HMS Victory, “Black Swan,” La Marquise de Tourny, and many other unidentified shipwrecks. In 2012 and 2013 we set records for the deepest and heaviest cargo recoveries from a shipwreck during our commodity salvage work on the SS Gairsoppa. A total of nearly 110 tons of silver, representing more than 99% of the insured silver on board, was recovered from the Gairsoppa shipwreck, which is over 15,000 feet deep. In 2010, we began to leverage our core business expertise and technology for deep-ocean mineral exploration. Our expeditions conducted with Neptune Minerals, Inc. and Chatham Rock Phosphate, Ltd. have resulted in the discovery and assessment of significant mineral deposits. We have also begun to explore other deep-ocean mineral projects and are the majority owner of Oceanica Resources S. de. R.L. (“Oceanica”), a Panamanian company in which we acquired a majority interest in February 2013. Oceanica, through a wholly owned subsidiary, has exclusive mining permits for an area believed to feature valuable mineral deposits.

We employ state-of-the-art technology, including side-scan sonar, multi-beam bathymetry, magnetometers, ROVs, specialized drilling and other advanced equipment that enables us to locate shipwrecks and natural resource sites at depths that were previously unreachable in an economically feasible manner. Odyssey continues to build on a foundation of shipwreck and geological research, government relationship development and the pioneering of techniques in deep-ocean exploration. We utilize technologies that have been developed at great expense in other fields, primarily the military, oil and telecommunications industries and use our deep-ocean experience to modify and customize these technologies to create proprietary applications specific to our exploration and recovery needs.

Our shipwreck projects go through several phases, beginning with research of historical records and academic materials to establish potential target sites for search operations. Sites that meet our criteria are selected for exploratory search that may be completed in weeks or last as long as several years. If and when historic target sites are identified, we undertake an archaeological pre-disturbance survey and archaeological excavation, followed by conservation, recording, documentation, and publication/exhibition. If and when a modern commodity target is identified, surgical removal of deck plates or ship’s structure may be necessary to obtain access to the cargo to be salvaged. Commercial monetization of recovered cargo is conducted under established Admiralty law or contract with sovereign nation governments.

The Odyssey team shares the knowledge gained through our expeditions with the world. We share this information through multiple channels including television, the Internet, books, research papers, periodicals, educational programs and traveling exhibits. We maintain several Internet sites, including www.odysseymarine.com, www.odysseyminerals.com, www.shipwreck.net, www.odysseysvirtualmuseum.com and www.shipwreckstore.com and assisted the Maritime Heritage Foundation with the first virtual shipwreck dive trail available at www.Victory1744.org. We also allow collectors to own a piece of history from a shipwreck’s cargo by offering select duplicate cargo items, artifact replicas and collectibles that provide an opportunity for everyone interested in shipwrecks to participate in Odyssey’s fascinating discoveries at the level of their choice. Information that is included on or linked to our Internet sites is not considered part of this Annual Report.

Shipwreck Research Criteria

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

Our marine research department continuously conducts research in an attempt to identify shipwreck projects that meet the following criteria:

•	Documented Cargo Value—The research must indicate that the shipwreck was likely carrying enough intrinsically valuable cargo to cover the high costs associated with deep-ocean exploration and advanced archaeological recovery. Commercially viable cargo typically includes gold, silver, jewels, or other high-value items. Odyssey sometimes engages in the preliminary exploration of a shipwreck for purely scientific purposes, even if the value of the wreck is largely cultural, historical or educational.

•	Documented Navigation Information—The research must provide sufficient navigational information documenting the sinking location (or a particular area with potential for producing high-value targets) in order to minimize the search area, as well as the cost and time involved, and to provide a reasonable expectation that the shipwreck can be found.

•	Path to Ownership—The research must resolve or reasonably predict prior to recovery any issues relating to ownership of the shipwreck and its cargo. Questions pertaining to potential claimants, the location of the wreck inside or outside territorial waters, and the nature of the ship’s commercial or military mission are some of the important considerations that need to be understood in advance.

Search Operations

Shipwreck or geological deposit search operations are conducted from a research vessel fitted with survey equipment and often with an ROV. Odyssey’s ships are capable of conducting deep-sea search operations 24 hours a day, seven days a week and have been deployed throughout the world - in the English Channel, the Mediterranean Sea, and the Atlantic and Pacific Oceans. A search typically begins with a side-scan sonar survey of the target area, which is sometimes coupled with a magnetometer survey, multi-beam bathymetric survey or other acoustic or geophysical survey technologies. The most interesting anomalies on the ocean floor are then inspected visually with an ROV, which sends real-time video images to monitors on the survey vessel for observation by the scientific and technical teams. These images are also downloaded and saved for additional evaluation onshore. Sometimes, it is immediately obvious whether the inspected site is of interest or not—as in the case of geology, modern debris, or when identifiable artifacts are readily apparent on the site. In other instances, it may take additional research and return visits to a site to arrive at probable or positive identity and to determine the next step forward. Even when a shipwreck’s identity is confirmed or an area of geological interest is identified, a detailed reconnaissance inspection or pre-disturbance survey may be required prior to commencing any recovery or resource assessment operations.

Archaeological Excavation and Recovery

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

The Odyssey Explorer, a 251-foot Class II dynamically positioning (DP) ship, serves as Odyssey’s principal state-of-the-art deep-ocean archaeological platform for shipwreck exploration. She can carry fuel and stores for missions of up to 60 days, accommodates 42 crew members, including technicians, scientists and archaeologists, and has extensive onboard storage space for workshops, an archaeology laboratory, multiple cranes and a large A-frame for exceptional handling capability. When working on a project, operations are generally conducted 24 hours a day, seven days a week.

The centerpiece of Odyssey’s advanced robotic archaeology system is the ROV, which serves as the archaeologist’s eyes and hands in the deep ocean. Odyssey owns two work-class ROVs, nicknamed ZEUS and ZEUS II. The 200HP and 400 HP vehicles, respectively, each stand about 10 feet high and weigh 8 tons. Driven by eight powerful hydraulic thrusters, they are rated to operate up to depths of 2,500 meters (8,200 ft.). Both ROVs have been custom-designed for deep-ocean archaeological survey and recovery operations, including visual inspection, pre-disturbance photographic and video documentation, scientific excavation and artifact recovery. We also own a deep-sea ROV nicknamed Clio, capable of operating at depths up to 6,000 meters.

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

Sharing the Story

Odyssey is committed to sharing with the public the thrill and adventure of deep-ocean exploration as well as the historical and scientific knowledge and artifacts acquired from each shipwreck project. We provide an opportunity for collectors and anyone interested in shipwreck exploration to participate in Odyssey’s discoveries by owning select duplicate shipwreck cargo items, artifact replicas or collectibles. Odyssey also shares this information through a variety of channels including television, the Internet, books, research papers, periodicals, educational programs and traveling exhibits. A few of these are described as follows:

•	Exhibits—All of the culturally and archaeologically significant artifacts recovered from our shipwreck projects remain in Odyssey’s permanent collection and are available for public exhibits and further study by researchers and academia. Odyssey’s SHIPWRECK! Pirates & Treasure, an interactive multi-media exhibit, features over 500 artifacts recovered from our deep-ocean shipwreck expeditions. Visitors also are immersed in the technology and process Odyssey uses to find and recover shipwreck treasures. For most of 2013, the exhibit was featured at the Discovery Times Square exhibition center in New York City. In 2014, the exhibit will travel to different museums in Canada and the United States.

•	Television Programming—Discovery Channel’s 3-episode series “SILVER RUSH” premiered in the US in February 2013. A United Kingdom version of the series aired on Channel 5 in the UK in 2013. This programming followed Odyssey’s shipwreck operations in 2012 on the SS Gairsoppa, SS Mantola and HMS Victory. Another Discovery Channel 12-epsiode series, “TREASURE QUEST” premiered worldwide in 2009 and is available for unlimited rebroadcasts worldwide at Discovery Channel’s discretion. “TREASURE QUEST” included the discovery of HMS Victory and the “Black Swan.” Both series showcase the Odyssey team as we searched for and discovered shipwrecks with unique stories to tell. The SS Republic project was featured in two National Geographic shows, a one-hour special for PBS, “Civil War Gold” and as an episode of National Geographic Ultimate Explorer.

•	Books and Other Publications—Shipwreck expeditions and projects are chronicled in various publications including books, newspaper articles, magazine features, archaeological reports, scientific articles, and professional journals. Our goal is to document thoroughly our shipwreck discoveries, while informing, entertaining and educating the general public as well as making our results accessible to the archaeological community. Two books have been published about the SS Republic shipwreck: “Lost Gold of the Republic” and “Bottles From the Deep.” Odyssey also developed and supports a number of educational programs, including shipwreck exploration and marine archaeology curriculum developed as an educational tool for our traveling exhibit, SHIPWRECK! Pirates & Treasure. The curriculum has also been used successfully as stand-alone lessons in both public and private schools. A variety of reports and publications are now available to the public, including 35 “Odyssey Papers” that are available on our website. Ten of our archaeological papers have been published by Oxbow books in a hard-cover book titled “Oceans Odyssey,” an additional 12 papers are included in “Oceans Odyssey 2,” which was published in 2011. “Oceans Odyssey 3” was published in 2013 and includes six new papers.

Sales and Marketing

Select duplicate artifacts considered “trade goods” (coins, bullion and other mass-produced trade goods or cargo) are made available for sale to collectors only after conservation, thorough documentation and study. The cultural collection of artifacts is kept in our permanent collection for exhibit and further study or made available to museums or other institutions. Replicas are created of some of the permanent collection’s significant artifacts and are made available for sale to the public.

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, coins were sold to independent coin dealers who sold them through direct marketing and television outlets. The SS Republic silver coin program was re-developed in 2008 to take advantage of emerging research on the silver coins from the SS Republic. This included the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey continued to expand distribution channels in recent years with a broader base of coin and collectible marketers, including opening markets overseas. Given the unique collector appeal of SS Republic coins was linked to the American Civil War, to date artifact sales including coins have been predominantly U.S. domestic-based even though we have distributors throughout the world.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks. We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold coins and 47,000 silver half dollars) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2013, we have a remaining inventory of approximately 25,000 silver coins.

When we recover bullion or commodity metals in large volumes, it may have to be refined into a form that is readily tradable in today’s bullion and commodity metal markets. We may sell certain parts of the bullion in original form, some of it in refined form, or use some of the metal to make special collection memorabilia.

During 2012, our primary source of revenue was from expedition charter services. In 2012, two customers, Chatham Rock Phosphate Ltd. and Galt Resources, LLC, and the monetization of silver bullion that we recovered on the SS Gairsoppa shipwreck and sold via JBR Recovery Limited accounted for 88% of our revenue. During 2013, our primary source of revenue was from the monetization of silver bullion that we recovered on the SS Gairsoppa shipwreck. The SS Gairsoppa accounted for 87% of our revenues in 2013.

Deep-Ocean Mineral Exploration

Odyssey has leveraged the expertise of our team of some of the industry’s most experienced ocean explorers along with our extensive inventory of advanced deep-ocean technology to advance the science of exploration and assessment of seabed mineral deposits.

We have a charter on the RV Dorado Discovery, a research vessel custom fitted to conduct deep-ocean mineral exploration. With this platform and specialized equipment, the Odyssey team has the capability to perform precision geophysical and geochemical surveys, detailed mapping, sampling, environmental assessments, drilling, and resource evaluations. The Dorado Discovery features survey, geological, exploration, technical and scientific labs as well as refrigerated sample and core storage. In early 2014 we completed installation and testing of a new advanced one-pass drill on the ship. The drill’s coring, vibra-coring and reverse circulation capabilities give the Dorado Discovery a unique ability to conduct extensive scout drilling and resource assessment coring, adding to its already extensive suite of mineral exploration technology.

There are three economically significant seabed mineral resources being explored by Odyssey:

Seafloor Massive Sulphides (SMS)—SMS deposits are found on the ocean floor and contain copper, zinc, gold, silver and other trace metals. SMS deposits are found in areas of active or complex tectonic or volcanogenic activity, such as near oceanic spreading centers (such as the Mid-Atlantic Ridge and East Pacific Rise), back-arc basins (such as the Manus Basin in Papau New Guinea waters) and submarine arc volcanic chains (such as Kermadec Arc in New Zealand waters).

Phosphorites—Phosphorite deposits are mineral occurrences that are recovered primarily for their phosphate material. Phosphorites may be present on the seabed or in the stratigraphic column. Phosphate is an agriculturally important mineral used primarily for crop fertilization, though a variety of uses exist for phosphate and phosphorus, the significant element in phosphate. Phosphorites exist in a wide range of depositional environments. Several factors contribute to the formation of phosphorites, including a supply of phosphorus, present or pre-existing complex oceanographic circulation patterns, and a proper sedimentological setting. Generally, phosphorites are targeted on continental shelves and slopes, though phosphorites do occur on oceanic seabed features such as guyots (flat-topped seamounts).

Polymetallic nodules—These nodular concretions are found on the seabed and consist of concentric layers of iron and manganese hydroxides. Nodules generally consist primarily of either manganese or iron. Manganese nodules can contain up to 30% manganese as well as other valuable metals and minerals, while iron nodules generally contain a mixture of iron, silicon, and aluminum ore. Polymetallic nodules are found at the seabed interface in oceans worldwide. Nodules must exhibit proper metal content and exist in sufficient concentration to be of potential economic interest. Some areas hosting economically viable nodules include the Clarion-Clipperton Fracture Zone between Hawaii and Mexico, the Peru Basin, and the northern Indian Ocean.

We provide exploration services including geophysical and geotechnical assessments of seabed mineral deposits to companies, including Odyssey subsidiaries and companies in which Odyssey holds an equity position as well as governments around the world as a full-service contractor or as a resource development partner. When performing mineral exploration services, Odyssey may receive payments in the form of cash, equity interests in the contracting company, or financial interests in the tenement. If Odyssey is required to use the services of a third party contractor to perform some of its exploration work, Odyssey may choose to pay a part of this contractor’s services in the form of equity in the company which holds the tenement rights to the exploration area.

Operational Projects and Status

We have numerous shipwreck and other deep-ocean projects in various stages of development around the world. In order to protect the targets of our planned search or recovery operations, in some cases we will defer disclosing specific information relating to our projects until we have located a shipwreck or other potentially valuable resources of interest and determined a course of action to protect our property rights. With respect to mineral deposits, the SEC Industry Guide 7 outlines the Commission’s basic mining disclosure policy and what information may be disclosed in public filings. With respect to shipwrecks, the identity of the ship may be indeterminable and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable.

SS Central America Project

We have been awarded an exclusive contract to conduct an archaeological excavation and recover the remaining valuable cargo from the SS Central America shipwreck located approximately 160 miles off the coast of South Carolina. The ship, which was immortalized in the best-selling book, ‘Ship of Gold in the Deep Blue Sea,’ sank in 1857 with one of the largest documented cargoes of gold ever lost at sea.

Odyssey was selected for the project by Ira Owen Kane, the court-appointed receiver who represents Recovery Limited Partnership and Columbus Exploration LLC. Kane is charged with overseeing the recovery project, and has the benefit of a permanent injunction and exclusive salvage rights over the SS Central America shipwreck granted by the U.S. District Court for the Eastern Division of Virginia.

From the recovery proceeds, Odyssey would receive a specified day-rate and remuneration of its mobilization costs. In addition, Odyssey would receive 45% of all recovery proceeds exceeding 125% of the day rate fees and mobilization costs paid to Odyssey from the initial proceeds. Odyssey is presently preparing its recovery vessel, the Odyssey Explorer, to begin recovery operations on the site in April utilizing the company’s own equipment and personnel.

The SS Central America was discovered in 1988 at a depth of approximately 2,000 meters (7,200 ft.). A collection of gold coins, bullion and raw gold were recovered from the site when the wreck was discovered, but the recovery was limited by the technology available to the salvors at the time, and less than 5% of the site was investigated.

“Atlas” Search Project

Between 2005 and 2013, we searched more than 5,000 square nautical miles of seabed in the western English Channel and the Western Approaches to the Channel, recording approximately 300 shipwrecks. The shipwrecks discovered include site “35-F,” the Marquise de Tornay, and HMS Victory (1744) as well as other identified and unidentified shipwrecks. Additional high-value targets are believed to be within the “Atlas” search area. Operations in the “Atlas” search area during 2012 included additional search, inspection and verification work on several targets as well as pre-disturbance survey work on HMS Victory. Additional shipwrecks were located and mapped in 2013.

HMS Victory Project

In 2008, Odyssey discovered the HMS Victory (lost 1744). Odyssey is recognized by the owner and under maritime law, salvor-in-possession of the wreck. After a period of joint consultation between the UK Ministry of Defense (MOD) and the UK Department for Culture, Media and Sport, and a public consultation period, the title to the HMS Victory was transferred to the Maritime Heritage Foundation in January 2012. The Foundation, a charity established to locate shipwrecks, investigate, recover and preserve artifacts to the highest archaeological standards and to promote knowledge and understanding of Britain’s maritime heritage, has now assumed responsibility for the future management of the wreck site.

The Foundation has contracted with Odyssey to provide a full range of archaeological, recovery, conservation and other services.

No fieldwork was conducted at the Victory shipwreck site in 2013, however three papers were published, including HMS Victory (Site 25C). Preliminary Results of the Non-Disturbance Shipwreck Survey, 2012 (2013). In addition, a website was created dedicated to HMS Victory (www.victory1744.org) which includes a unique virtual dive trail. Ten archaeological papers and reports about the site are also available on the website at http://www.victory1744.org/publications.html. Additional reports and information about the shipwreck site will be published on this website when approved for release by the Maritime Heritage Foundation.

A detailed project design for the archaeological excavation of the site, including a complete plan for recording, documentation, conservation, publication and public education has been submitted to the UK Ministry of Defence’s Advisory Group. As the exclusive archaeological contractor to the Maritime Heritage Foundation (the owner of the shipwreck), Odyssey is awaiting instructions from the Foundation.

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport. The contract was awarded after a competitive bid process. This contract has been extended to allow recovery operations to continue through 2015.

The SS Gairsoppa was a 412-foot steel-hulled British cargo ship that was torpedoed by a German U-boat in February 1941 while enlisted in the service of the UKG Ministry of War Transport. The Ministry of War Transport paid a War Risk Insurance Claim for £325,514 ($542,000) (in 1941 value) for 2,817 bars of silver that were reported to be on board the Gairsoppa when she sank. The UKG only paid this insurance on privately owned cargo. Any cargo owned by the UKG would not have been insured through the War Risk Insurance Office.

Under the recovery contract, Odyssey assumed the risk, expense, and responsibility for the search, cargo recovery, documentation, and marketing of the cargo. The monetary proceeds from the salvage were first applied to reimbursement of Odyssey’s search, recovery and processing expenses. The remaining monetary proceeds were then divided with Odyssey retaining 80% of the net salved value, and 20% retained by the UKG.

Search operations began in July 2011. On September 26, 2011, we announced confirmation of the identity and location of the SS Gairsoppa approximately 300 miles southwest of Galway, Ireland, in waters approximately 4,700 meters deep.

Initial recovery operations for the 2012 season began aboard the MV Seabed Worker on June 4, 2012, and ended on September 23, 2012 due to deteriorating weather conditions in the North Atlantic and a previous commitment of the Seabed Worker to another charter. During 2012 operations, a total of 1,218 silver ingots, weighing approximately 1.4 million troy ounces, were recovered from the SS Gairsoppa, as well as several hundred artifacts which were declared to the UKG Receiver of Wreck. In May 2013, Odyssey returned to the SS Gairsoppa site with the MV Seabed Worker. An additional 61 tons, or 1.8 million troy ounces, of silver in 1574 ingots were recovered in the 2013 season. The total of 2,792 ingots of silver recovered represent more than 99% of the insured silver reported on board when the Gairsoppa sank.

The silver recovered in the 2012 season and a small amount of gold derived from refining the silver was sold for $41 million. The silver recovered in the 2013 season and a small amount of gold derived from refining the silver was sold for $35 million. These amounts are the value of the silver sold after the processing fees of the refiner but before the split between the UK government and Odyssey. The majority of the silver bullion recovered was refined and sold on the London Metals Exchange. Some of the silver ingots were preserved and sold to collectors in 2013.

“Mantola” Project

Odyssey was also awarded the salvage contract for the cargo of the SS Mantola by the UKG Department for Transport. On October 10, 2011, we announced the discovery of the SS Mantola, which sank on February 9, 1917, after being torpedoed by German submarine U-81. Odyssey discovered the shipwreck approximately 2,500 meters beneath the surface of the northern Atlantic Ocean, approximately 100 miles from the SS Gairsoppa shipwreck.

In 1917, the UKG Ministry of War Transport paid a War Risk Insurance Claim for £110,000 ($183,000) (in 1917 value) for silver that was reported to be on board the Mantola when she sank. This sum would equate to more than 600,000 ounces of silver based on silver prices in 1917. In September 2011, the UK Government Department for Transport awarded Odyssey a salvage contract for the cargo of the SS Mantola. The terms and conditions are similar to the SS Gairsoppa salvage contract. Under the agreement, Odyssey will retain 80% of the net salvaged silver value recovered.

The Mantola shipwreck site is not far from the Gairsoppa shipwreck site. In both the 2012 and 2013 seasons, while primarily focusing on the silver recovery of the Gairsoppa, Odyssey spent a few days over the Mantola site. During the 2013 season, we tested our newly developed precision cutting tool. Although the tests were successful and we were able to gain entry into a storeroom on the fifth deck where the silver is believed to be located. We did not locate any silver on the Mantola while searching a small part of the overall vessel. Odyssey retains the right to return to this shipwreck in the future.

Commodity Wreck Program

In addition to salvage rights on the Gairsoppa and Mantola projects, the Company has negotiated salvage contracts with ship owners that will award 90% of the net recovered cargo value to Odyssey for four separate deep-ocean shipwrecks carrying valuable commodities when they sank. There are additional valuable shipwrecks that do not require salvage agreements that can be added to the program and undertaken while Odyssey has a ship and equipment nearby. Odyssey’s research has also identified numerous other shipwrecks carrying potentially valuable commodity cargos.

Planning is underway to assemble the necessary ships and equipment for the exploration, assessment and recovery of these cargoes. Odyssey recently conducted tests of a new 6,000 meter inspection class ROV, a new 3,000 meter depth capable 7160 hull mounted multi-beam, and a 12khz 6,000 meter echo-sounder which can be utilized on these commodity projects. In addition, an advanced custom 6,000 meter depth capability search system that utilizes dual 7125 multi-beam systems has been ordered with delivery expected in Q2 2014 for use on commodity shipwreck search and inspection projects.

Depending on the availability of recovery ships, expert off-shore project managers, and equipment, we plan on pursuing further commodity shipwrecks in the near and medium term. Before initiating recovery efforts on any of these commodity shipwrecks, a reconnaissance trip to the sites is required in order to determine the position and condition of the ships and to define the specific equipment needed for the recovery operations.

Robert Fraser Projects (RFP)

In September 2010, we executed agreements to provide supplementary project research and shipwreck search and survey services for a project code-named “Enigma II” with clients of RFP. (Our initial project with RFP, which began in November 2009 code-named “Enigma,” was completed in March 2010. Eight target sites were identified, including two sites that had some of the characteristics of the “Enigma” shipwreck. However, our subsequent analysis indicated that the sites were not the “Enigma.”) As part of the agreements for the “Enigma II” project, Odyssey furnished research related to the anticipated location of the “Enigma II” and agreed to provide the research vessel, equipment and crew to search a specified area and inspect targets in that area. Survey operations were completed in 2010. In January 2011, we executed agreements to provide additional marine archaeological excavation and related services on the “Enigma II” project to certain client companies of RFP. The contract provides for work to be conducted on the shipwreck site that Odyssey discovered and inspected in order to verify the contents of the target shipwreck. The contract provides for cash payments totaling approximately U.S. $2.3 million to Odyssey (of which $2 million was received in 2011), plus additional payments based upon revenue derived from the project. After the repayment of all recovery costs, Odyssey will receive at least 50% of net revenue until an additional £1.9 million (approximately U.S. $3.0 million) has been received and then will receive a minimum of 50% of further net revenue in accordance with the search contracts. In November 2012, Odyssey undertook a preliminary verification survey of the site and obtained organic samples from the site which have been analyzed by scientific laboratories to determine their age and origin. Preliminary results suggest that the target may be older than would be expected of the target shipwreck based on dating of wood samples from the site. Additional work on this project will be undertaken when conditions in the region are favorable and as dictated by the contract and/or the client companies of RFP.

In April 2011, we executed an agreement to provide marine services, including mining exploration and drilling operations, to client companies of RFP in a tenement area controlled by Dorado Ocean Resources (now Neptune Minerals, Inc.). The drilling was to be conducted on a Seafloor Massive Sulfide (SMS) deposit that was surveyed during exploration of the Dorado concession areas in 2010. The contract provided for preliminary cash payments totaling approximately U.S. $1.4 million to Odyssey plus additional payments based upon revenue derived from the project. Preliminary drilling operations which resulted in drilling of 8 holes were undertaken in November 2012. The preliminary geological report from this operation did not indicate any commercially viable deposit in the areas that were drilled. A termination agreement was entered into during December 2013 under which £267,787 ($440,054) and 31,624 shares of Neptune Minerals Class B Common Stock were refunded against the initial cash payment and the parties released each other from any further obligations under the agreement.

Subsea Mineral Mining Exploration Projects

We currently own 6.2 million of Class B non-voting shares of Neptune Minerals, Inc., (“Neptune”) a company focused on discovering and commercializing high-value mineral deposits. In the past, Neptune has been successful in attracting the investment capital required to fund mineral exploration expeditions and has initiated an exploratory drilling program on one of their highly prospective tenement areas. Neptune completed capital raises in December 2011 at $12.00 per share of Class B common stock and private placement in 2012 for approximately $17 million at $17.50 per share. In 2013, we extended a convertible loan of $500,000 to Neptune, which was fully reserved for at December 31, 2013. Our current ownership of Neptune is approximately 30%.

In May 2012, we received our final cash payment of $1 million for charter services from Chatham Rock Phosphates, Ltd. We also received 9.3 million shares of Chatham Rock Phosphates Ltd. common stock for charter services valued at $1.7 million (12.2 % of Chatham shares outstanding). Chatham Rock Phosphates Ltd. currently holds a license covering over 4,000 square kilometers off the coast of New Zealand believed to have significant seabed deposits of rock phosphate and other potentially valuable minerals. Since our share acquisition, other major investors have acquired shares that have diluted our position to under 10%. In December 2013, Chatham Rock Phosphates received the governmental mining permit for their tenement area.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”). Oceanica’s subsidiary is in the business of mineral exploration and controls exclusive permits in an area which is believed to feature a valuable mineral resource based on extensive exploratory activities undertaken by Odyssey. Preliminary resource assessments suggest the concessions, which have been granted for a 50-year period to the wholly owned subsidiary of Oceanica, may have significant economic and strategic value. Odyssey initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share, or $15 million, and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

In June 2013, Mako agreed to an early exercise of a portion of these options to purchase 8 million shares at a reduced exercise price of $1.25 per share. As part of Odyssey’s strategy to maintain a control position in Oceanica, in parallel with the early exercise, Odyssey purchased one million shares of Oceanica from another Oceanica shareholder at $1.25 per share in a transaction that provides a one-year option to purchase an additional one million shares at $2.50 per share. This transaction also grants Odyssey voting rights on an additional three million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey.

An option to purchase an additional one million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The option exercise expiration date for the remaining six million shares was extended until December 31, 2014 with the following modifications: Odyssey will retain voting rights on these six million shares for three years after they are exercised unless there is a change of control at Odyssey, in which case the voting rights will revert to Mako; the exercise price will increase by $0.08 each month beginning on February 1, 2014; the expiration date will accelerate in the event that 5% or more of Oceanica’s equity is acquired by a third party at a valuation of $500 million or more, or when permits to conduct resource recovery operations are issued by the governing jurisdiction.

Other Syndication Projects

In February 2011, Odyssey entered into a project syndication deal with Galt Resources LLC (“Galt”). Odyssey received $7.5 million in cash from Galt. In return Galt received the rights to future revenues of selected project(s) equaling its initial investment plus three times the investment, to be paid out of proceeds of the project(s). In addition, Galt will share in the future net proceeds of the selected project at the rate of 1% for every million invested. In January 2012, Odyssey and Galt agreed to bifurcate Galt’s selection between two projects, the SS Gairsoppa and HMS Victory. Galt has received two times its initial investment of $7,512,500 from Odyssey’s proceeds from the SS Gairsoppa and will receive no further disbursements from that project. Galt received $2.5 million in November 2012 and the remaining $12.5 million in February 2013. Galt will also receive 50% of Odyssey’s net proceeds, if any, on the HMS Victory project until Galt receives two times its initial investment and thereafter will receive 7.5125% of Odyssey’s net proceeds from the HMS Victory project.

HMS Sussex Project

On September 27, 2002, we entered into an agreement with the Government of the United Kingdom of Great Britain and Northern Ireland, which we refer to as Her Majesty’s Government (HMG), which allows us to conduct an archaeologically sensitive exploration of the shipwreck believed to be HMS Sussex and to recover artifacts from the shipwreck site. The agreement provided for us to submit a Project Plan to HMG concerning the equipment, personnel and methodologies we intend to use in the exploration of the shipwreck, and the conservation and documentation of any artifacts and cargo that may be recovered. This Plan was submitted and approved. We began exploration of the site during December 2005. The work on the site has been interrupted do to interference from the Spanish government.

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

Admiralty Legal Proceedings

“Black Swan” Arrest

The Eleventh Circuit Court of Appeals upheld the dismissal of the case by the United States Federal District Court for the Middle District of Florida finding no subject matter jurisdiction under the Foreign Sovereign Immunities Act. Without concluding that the coins and artifacts recovered were owned by the Kingdom of Spain, the Court upheld the order to transfer all property to Spain based upon a finding that it was once carried aboard the Nuestra Senora de Las Mercedes, a Spanish naval vessel. The United States Supreme Court declined to hear the case. On February 23, 2012, Odyssey complied with the Court’s order by transferring the coins and artifacts to Spain. On April 16, 2012, Spain filed a motion with the district court claiming $3.2 million in total fees and costs. Odyssey filed an affidavit disputing the fees claimed by Spain. On September 26, 2013, the Magistrate Judge awarded $1,073,000 to Spain, or roughly 1/3 of the amount requested. Odyssey made this payment to Spain in October 2013. There are currently no claims or legal proceedings against Odyssey for the Black Swan.

All of Odyssey’s significant filings to-date, including those made at the district court level, can be viewed at http://www.shipwreck.net/blackswanlegal.php.

Unidentified Shipwreck (Bray Case)

On August 15, 2012, the district court dismissed this case once again, finding that the Plaintiff had failed to state a cause of action upon which relief could be granted. The dismissal was upheld on appeal and the case is now closed.

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

Competition

Odyssey shipwreck recovery projects are focused on deep-sea sites where competition is limited due to the expertise and specialized equipment needed to operate at such depths. There are a number of companies that publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archaeological shipwreck exploration company. These entities include, but are not limited to Blue Water Ventures, Mel Fisher’s Treasures, Deep Blue Marine, Marine Exploration, Inc., Oceanic Research and Recovery, Seafarer Exploration, Deep6 Ltd., Sub Sea Research, Earth Dragon Resources, Endurance Exploration Group and UnderSea Recovery Corporation. Some companies such as Phoenix International Holdings Inc. and Oceaneering International Inc. may provide deep-sea services to groups seeking to pursue deep sea projects. It is possible that one of these companies or some currently unknown group may locate and recover a shipwreck on our project roster; however, due to the breadth of our historical and archival research, the already completed sonar and deep-water ROV inspection efforts, and the number of shipwreck projects in various stages of development, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

Odyssey mineral exploration is conducted on both shallow and deep sea terrains. There are a number of companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining including Nautilus Minerals (NUS.TO), Neptune Minerals, and Chatham Rock Phosphate (CRP.NZ) as well as countries that are exploring options to utilize deep-ocean mineral resources. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by Odyssey or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2014 are listed below.

Gregory P. Stemm (age 56) has served as Chief Executive Officer since January 3, 2008 and served as Chairman of the Board from 2008 to 2010. Mr. Stemm previously served as Vice President, Research and Operations and as a member of the Board of Directors since May 1994. He served as Co-Chairman of the Board since February 24, 2006 until his present appointment.

Mark D. Gordon (age 53) has served as President and Chief Operating Officer since October 2007 and was appointed to the Board of Directors in January 2008. Previously Mr. Gordon served as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Philip S. Devine (age 47) joined the Company in September 2013 from which time he has served as the Chief Financial Officer. Prior to joining Odyssey, Mr. Devine served as CFO of several publicly listed companies in Europe. Most recently he was a consultant with DECOFI sprl (2010-2013) and CFO at MDxHealth S.A. (2003-2012).

Jay A. Nudi, CPA (age 50) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi assumed the additional responsibilities of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004).

Laura L. Barton (age 51) was appointed as Executive Vice President and Director of Communications in June 2012 and formerly served at Vice President and Director of Corporate Communications from November 2007 to June 2012. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Melinda J. MacConnel (age 49) was appointed as Executive Vice President, General Counsel and Secretary in June 2012 and formerly served as Vice President and General Counsel from 2008 to June 2012. She joined Odyssey in March 2006 as a Legal Consultant and became Odyssey’s General Counsel in January 2007. Prior to joining the Company, Ms. MacConnel practiced law as a Litigation Consultant, providing counsel to attorneys in all areas of law.

Employees

As of December 31, 2013, we had 43 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract companies to operate our vessels and technicians who perform marine survey and recovery operations on our vessels and from time to time we hire subcontractors and consultants to perform specific services.

Internet Access

Odyssey’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Odyssey’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.odysseymarine.com (Investors/Financial Information Link).

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

An investment in Odyssey is extremely speculative and of exceptionally high risk. Although we have access to a substantial amount of research and data which has been compiled regarding various shipwreck projects, the quality and reliability of such research and data is uncertain. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the excavation cost will exceed the value of the objects recovered or that others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing title to them, there are no assurances as to the value that such objects will bring at their sale, as the market for such objects is uncertain. Depending on the type of cargo recovered, maximizing the value of the cargo may necessitate an extended sales cycle to convert the cargo into cash. With respect to mineral exploration projects, there are uncertainties with respect to the quality and quantity of the resources and their economic feasibility, the granting of the necessary permits to operate, environmental safety, technology for extraction and processing, distribution of the eventual ore product, and funding of necessary equipment and facilities. In projects where Odyssey takes a minority shareholding in the company holding the mining rights, there may be uncertainty as to this company’s ability to move the project forward.

The research and data we use may not be reliable.

The success of a shipwreck project is dependent to a substantial degree upon the research and data we have obtained. By its very nature, research and data regarding shipwrecks can be imprecise, incomplete, outdated, and unreliable. It is often composed of or affected by numerous assumptions, rumors, legends, historical and scientific inaccuracies and misinterpretations which have become a part of such research and data over time. For mineral exploration, data is collected based on a sampling technique and available data may not be representative of the entire ore body or tenement area.

Operations may be affected by natural hazards.

Underwater exploration and recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct search and recovery operations during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations.

We may be unable to establish our rights to resources or items we discover or recover.

Persons and entities other than Odyssey and entities we are affiliated with (both private and governmental) may claim title to the shipwrecks and/or valuable cargo that we may recover. Even if we are successful in locating and recovering shipwrecks and/or valuable cargo, we cannot assure we will be able to establish our rights to property recovered if challenged by governmental entities, prior owners, or other attempted salvors claiming an interest therein. In such an event we could spend a great deal of time and money on a shipwreck project, and receive no salvage claim or revenue for our work. We may discover potentially valuable seabed mineral deposits, but we may be unable to get title to the deposits or get the necessary governmental permits to commercially extract the minerals. Our shipwrecks or mineral deposits may be in controlled waters where the policies and laws of a certain government may change abruptly, thereby impacting our ability to operate in those zones.

The market for any objects or minerals we recover is uncertain.

Even if valuable items can be located and recovered in the future, it is difficult to predict the price that might be realized for such items. The value of certain recovered items will fluctuate with the precious metals market, which has been highly volatile in past years. In addition, the entrance on the market of a large supply of similar items from shipwrecks and/or valuable cargo located and recovered by others could depress the market. During the time between the date a mineral deposit is discovered and the date the first extracted minerals are sold, world and local prices for the mineral may fluctuate drastically and thereby change the economics of the mineral project.

We could experience delays in the disposition or sale of recovered objects or minerals.

The methods and channels that may be used in the disposition or sale of recovered items are uncertain at present and may include several alternatives. Ready access to buyers for any artifacts or other valuable items recovered cannot be guaranteed. Delays in the disposition of such items could adversely affect our cash flow. It may take significant time between the date a mineral deposit is discovered and the date the first extracted minerals are sold. Stakes in the mineral deposits can potentially be sold at an earlier date, but there is no guarantee that there will be readily available buyers at favorable competitive prices.

Legal, political or civil issues could interfere with our marine operations.

Legal, political or civil issues of countries and/or major maritime governments could restrict access to our operational marine sites or interfere with our marine operations or rights to seabed mineral deposits.

Objects we recover could be stolen from us.

If we locate a shipwreck and assert a valid claim to items of value, there is a risk of theft of such items at sea by “pirates” or poachers before or after the recovery or while in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance.

We may be unable to get permission to conduct salvage operations, conduct exploration, or perform extraction operations.

It is possible we will not be successful in obtaining title or permission to excavate certain wrecks, conduct exploration work, or conduct extraction operations. In addition, permits that are sought for the projects may never be issued, and if issued, may be revoked or not honored by the entities that issued them.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events our costs may increase, and we may have significant charges associated with the write-down of assets. Discontinuing the use of a multi-year charter of a ship may result in large one-time costs to cover any penalties or charges to put the ship back into its original condition.

We may be unsuccessful in raising the necessary capital to fund operations and capital expenditures.

Our ability to generate cash flow is dependent upon the success of our ability to recover and monetize high-value shipwrecks or mineral rights. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so in the future.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $10.7 million in 2013, $18.2 million in 2012, and $16.2 million in 2011. Although we had a net profit of $10.8 million in the fourth quarter of 2013, it resulted primarily from the proceeds of a single project and there is no guarantee that future projects will generate sufficient returns to make future quarters profitable. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

We employ state-of-the-art technology including side-scan sonar, magnetometer, ROVs, an innovative deep-sea drill, and other advanced science and technology to locate and recover shipwrecks at depths previously unreachable and perform seabed mineral exploration in an economically feasible manner. Although we try to maintain redundancy on critical equipment and components, equipment failures may require us to delay or suspend operations. Also, while we endeavor to keep marine equipment in excellent working condition and current with all available upgrades, technological advances in new equipment may provide superior efficiencies than the capabilities of our existing equipment and this could require us to purchase new equipment which could require additional needs for capital.

We may not be able to contract with clients or customers for marine services or syndicated projects.

During 2012 and 2011 we recorded approximately $5 million and $15 million of revenue, respectively, by chartering vessels, equipment and crew and providing marine services to clients or customers. We recognized no revenue from such sources in 2013. While the results of these syndicated projects were generally successful, the clients or customers may not be willing or financially able to continue with syndicated projects of this type in the future. Failure to secure such revenue producing contracts in the future may have a material impact on our revenue and operating cash flows. We may take payment for these services in the form of cash, shares in the client’s company, or financial interest in the tenement areas. There is no guarantee that the non-cash payment for our services will ever be able to be monetized or be used by Odyssey.

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

We have invested in marine mineral companies that to date are still in the exploration phase, and have not begun to earn revenue from operations. Depending on the entity, we may or may not have control or input on the future development of these businesses. There can be no assurance that these companies will achieve profitability or otherwise be successful in capitalizing on the mineral resources they intend to exploit.

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

See the information set forth under the heading “Admiralty Legal Proceedings” in Part I, Item 1 of this report for disclosure regarding certain admiralty legal proceedings in which Odyssey has been involved. Such information is hereby incorporated by reference into this Part I, Item 3.

The Company is not currently a party to any material litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Assuming an investment of $100 on December 31, 2008, and reinvestment of all dividends, if any, the graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative return of the Standard & Poor’s 500 Market Index and the Russell 2000 Market Index.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG ODYSSEY,

S&P 500 STOCK INDEX AND RUSSELL 2000 STOCK INDEX

Total Return Analysis	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Odyssey Marine Exploration, Inc.	$100.00	$43.79	$86.34	$85.09	$92.24	$62.73
S&P 500 Index	$100.00	$126.46	$145.50	$148.49	$173.15	$229.24
Russell 2000 Index	$100.00	$125.22	$156.90	$148.35	$170.06	$232.98

Price Range of Common Stock

On November 19, 2003, our common stock was listed on the American Stock Exchange and began trading under the symbol OMR. On July 10, 2007, trading of our common stock moved from the American Stock Exchange to the NASDAQ Capital Market under the symbol OMEX. The following table sets forth the high and low sale prices for our common stock during each quarter presented.

	Price
	High	Low
Quarter Ended
March 31, 2012	$3.78	$2.32
June 30, 2012	$4.43	$2.86
September 30, 2012	$3.56	$1.80
December 31, 2012	$3.06	$2.11
Quarter Ended
March 31, 2013	$3.61	$2.78
June 30, 2013	$3.59	$2.59
September 30, 2013	$3.70	$2.73
December 31, 2013	$3.18	$1.72

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at February 19, 2014 was 246. This does not include shareholders that hold their stock in accounts included in street name with broker/dealers which approximates 14,000 shareholders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

In separate transactions on March 7, July 25, and October 18, 2013, the Company issued and sold an aggregate of 157,540 shares of common stock to two of the Company’s independent outside directors for aggregate cash consideration of $495,890. The offer and sale of the shares were exempt from registration under Section 4(2) of the Securities Act as transactions not involving any public offering.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the quarter ended December 31, 2013.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2013	2012	2011	2010	2009
Results of Operations
Revenue	$23,914	$13,198	$15,727	$21,001	$4,347
Net income (loss)	(10,741)	(18,184)	(16,225)	(23,343)	(18,628)
Earnings (loss) per share – basic	(0.13)	(0.25)	(0.28)	(0.36)	(0.33)
Earnings (loss) per share – diluted	(0.13)	(0.25)	(0.28)	(0.36)	(0.33)
Cash dividends per share	—	—	—	—	—
Financial Position
Assets	$51,461	$26,897	$23,414	$19,407	$20,256
Long-term obligations	5,662	4,011	5,690	2,776	2,950
Shareholder’s equity (deficit)	13,207	(20,759)	(9,775)	(7,548)	7,562

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2013, 2012 and 2011, all of which included a twelve-month period ended December 31.

2013 Compared to 2012

			2013 vs. 2012
(Dollars in millions)	2013	2012	$	%
Artifact sales and other	$23.7	$8.0	$15.6	195%
Exhibit	.1	.2	(.1)	(50)
Expedition charter	.1	4.9	(4.8)	(97)

Total revenue	$23.9	$13.2	$10.7	81%

Cost of sales	.7	.2	.5	195
Operations and research	26.0	17.9	8.1	45
Marketing, general and administrative	14.2	10.6	3.6	34

Total operating expenses	$40.9	$28.8	$12.1	42%

Other income (expense)	$2.6	$(2.6)	$5.2	200%

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, artifacts and merchandise, the lease of our themed attraction exhibit and expedition charters.

The increase in artifact and other sales of $15.6 million (from $8.0 million in 2012 to $23.7 million in 2013) was primarily due to an increase in revenue recognized from the Gairsoppa project. In 2012, $3.9 million of revenue was recognized from the Gairsoppa project whereas $20.8 million of revenue was recognized in 2013 from this same project ($16.7 million of which was in the fourth quarter of 2013). Although the monetary value of the silver recovered from the Gairsoppa project was larger in 2012 than in 2013, the impact to the revenues was greater in 2013 due to the following reasons: (i) $17.8 million of proceeds from the Gairsoppa project were credited against expenses in 2012 as compared to $9.2 million in 2013 (see discussion below on expenses), (ii) $15 million of the Gairsoppa project proceeds from 2012 were allocated and paid to Galt Resources LLC as part of a project financing arrangement whereas no further such payments were needed to be made to Galt from the silver recovered in 2013.

During 2012 and 2013, the Gairsoppa project generated additional cash inflows that were not recognized as revenues. In 2013, $9.2 million from the Gairsoppa project was credited to operating expenses and in 2012 $17.8 million was credited to operating expenses.

The decrease in expedition charter revenue in 2013 of $4.8 million results from the fact that our mineral exploration ship and team was dedicated in 2013 to work on projects for entities controlled by Odyssey for which inter-company revenues are not shown on a consolidated basis. The expedition charter revenue of $4.9 million in 2012 was primarily associated with a subsea mineral mining charter with Chatham Rock Phosphates off the coast of New Zealand ($4.0 million) and $.7 million of additional work on two Robert Fraser shipwreck projects in the fourth quarter (“Stanton A” and “Enigma”).

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. Cost of sales increased by $.5 million in 2013 versus 2012, or in the same proportion as the increase in Artifact and other revenues which increased by 195%.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine Operations, which include all vessel and charter operations. Operations and research expenses were $26.0 million in 2013 as compared to $17.9 million in 2012. The increase in operating and research expenses of $8.1 million primarily represented a smaller recoupment of Gairsoppa total project search and recovery costs of $9.2 million in 2013 as compared to $17.8 million ($.1 million of which was included in Marketing, general and administrative expenses). This cost recoupment or credit to expenses resulted from the Gairsoppa project contract terms with the UK Department for Transport that provided for Odyssey to recoup its project costs from the monetization of recovered cargo. Excluding the amounts credited to operating expenses in 2012 and 2013 from the Gairsoppa project, total Operations and research expenses decreased by $0.4 million from 2012 to 2013, or a change of 1%.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $14.2 million in 2013 as compared to $10.6 million in 2012. The increase of $3.6 million primarily represented an increase in our professional fees to pay $1.1 million to the Spanish government for the Black Swan case, an increase in share-based compensation and other personnel costs of $1.6 million, and $0.5 million increase in the provision for doubtful accounts.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining companies which have since been written down to zero. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. In 2013, Odyssey had a net other income result of $2.6 million. This was comprised of a positive amount of $4.4 million from the change in the fair value of derivative liabilities ($1.4 million related to the change in the stock price volatility, $1.6 million related to the redemption of certain outstanding instruments, $0.5 million related to the change in the volatility of certain instruments, and $0.9 million of other changes), a gain of $1.2 million on hedging instruments linked to silver prices in 2013, and $0.6 million in other miscellaneous income, offset by an interest expense of $3.5 million. Interest expense decreased by $2.7 million from 2012 to 2013 primarily as a result of a reduction in the higher interest debt obligations, such as the convertible notes. The net other expense balance for 2012 of $1.7 million was related to an unfavorable impact on the fair value of the derivative financial instruments ($1.3 million, see NOTE R), a favorable impact of $4.7 million on the loss on equity investment since the investment had been written down to zero in 2011 and an unfavorable interest expense variance of $5.1 million which primarily related to the interest accretion on the senior convertible note payable ($3.5 million), interest on the convertible note ($1.0 million), derivative-related interest ($.2 million), amortization of financing costs ($.2 million) and other interest ($.2 million). Of the total 2012 interest expense of $6.3 million, only $1.7 million represented cash payments for interest and financing costs.

Income Taxes

We made a tax provision for income taxes in 2013 of $0.5 million but we made no provision in 2012. In 2014, we are seeking a Private Letter Ruling from the Internal Revenue Service to reverse the 2013 tax provision amount, but at this time there is no guarantee that this will be accepted. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $51.6 million against the deferred tax assets as of December 31, 2013, compared to $57.9 million as of December 31, 2012. As required by the Accounting for Income Taxes topic in the Accounting Standards Codification (“ASC”), we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high-value shipwrecks, income from mineral mining operations or sales of equity interests in other companies and thus a valuation allowance has been recorded as of December 31, 2013. We anticipate that we may continue to incur net losses in 2014 pending any shipwreck cargo recoveries that could be quickly monetized. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

(Dollars in thousands)	2013	2012
Summary of Cash Flows:
Net cash (used) by operating activities	$(20,067)	$(6,689)
Net cash (used) by investing activities	(4,505)	(946)
Net cash provided by financing activities	35,797	9,760

Net increase in cash and cash equivalents	$21,226	$2,125
Beginning cash and cash equivalents	10,096	7,972

Ending cash and cash equivalents	$21,322	$10,096

Discussion of Cash Flows

Net cash used in operating activities in 2013 was $20.1 million. This amount primarily reflected an operating loss of $14.9 million and a $4.4 million adjustment to this loss for the non-cash change in the fair value of derivative liabilities offset in part by non-cash items including interest accretion on notes payable ($2.0 million), depreciation and amortization ($1.9 million), share-based compensation ($2.5 million), and debt interest settled with common stock ($.7 million). Other working capital related changes included an increase in accounts payable of $1.5 million, a decrease in accrued expenses of $8.7 million primarily relating to the Galt Resources payable of $12.5 million at year end 2012, a decrease in accounts receivable of $1.8 million, and an increase in other assets of $ 2.0 million. Other assets increased primarily as a result of prepayments and deposits on equipment ordered for the ships at the end of 2013.

Net cash flow used in operating activities in 2012 was $6.7 million. This amount primarily reflected an operating loss of $18.2 million offset in part by non-cash items including interest accretion on notes payable ($4.1 million), depreciation and amortization ($1.6 million), share-based compensation ($1.5 million), favorable change in fair value of derivatives liabilities primarily due to redemption of Series G preferred stock ($3.6 million), and financing charge amortization and debt interest settled with common stock on notes payable ($.8 million). Other working capital related changes included an increase in accounts payable and accrued expenses of $13.0 million primarily relating to the Galt Resources payable of $12.5 million at year end, an increase in accounts receivable of $1.6 million of which $1.4 million relates to Gairsoppa silver proceeds received in February 2013, and an decrease in deferred revenue of $4.5 million primarily representing recognition of deferred income from revenue participation rights on the Galt Resources, LLC investment of $3.8 million. The outstanding deferred revenue balance of $2.8 million represents work to be completed on the “Stanton A” and “Enigma” projects. The decrease from $3.5 million represents work completed during the fourth quarter 2012.

Net cash used in 2013 for investing activities amounted to $4.5 million. This cash was used for the purchase of equipment, primarily for ship-based operations, including $.7 million on a 6,000 meter ROV, $3.1 million for equipment and improvements on the mineral exploration ship (such as a new winch and a deep-sea drill), and most of the remainder on improvements and equipment on the Odyssey Explorer ship. Cash flow used in investing activities for 2012 of $.9 million primarily represented marine property and equipment purchases.

Net cash provided in 2013 by financing activities amounted to $35.8 million. $27.5 million came from the sale of shares of Oceanica Resources, S. de R.L. (“Oceanica”), a subsidiary of ours, to Mako Resources, LLC, a financial investor group. In June 2013, we purchased 1 million shares in our subsidiary, Oceanica, for $1.25 million. The issuance of new common shares of ours generated cash inflows of $10.4 million.

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

General Discussion 2013

At December 31, 2013, we had cash and cash equivalents of $21.3 million, an increase of $11.2 million from the December 31, 2012 balance of $10.1 million. This increase resulted primarily from (i) the recovery and monetization of silver from the Gairsoppa shipwreck and (ii) the sale of a minority stake in a mineral exploration subsidiary of the Company. The total financial debt increased from $18.8 million at December 31, 2012 to $22.0 million at December 31, 2013. The outstanding convertible debt was reduced from $11.9 million to $5.2 million. A $10 million project loan was entered into in July 2013 that bears interest at one-month Libor plus 5% and matures on July 24, 2014. Also used as collateral for this loan is $10 million in restricted cash from silver monetized from the Gairsoppa project during the fourth quarter of 2013.

During 2013, the Dorado Discovery vessel primarily worked on a mineral exploration project for our subsidiary, Oceanica Resources, S. de R.L. Oceanica’s wholly owned subsidiary holds mining exploration rights to certain sea-based mineral deposits. The results of the core drilling and environmental studies collected by the vessel were sent to independent labs for further analysis and testing. In three equity transactions in 2013 and in exchange for $27.5 million, Odyssey sold 31% of its equity stake in Oceanica to Mako Resources, LLC, an independent financial investor group. Oceanica’s wholly owned subsidiary is still in the exploratory phase and has not yet received all of the permits to enable the start of commercial operations. As a result and pursuant to SEC Industry Guide 7, no details on the mineral deposits have been included in the filings of Odyssey. The accounts of Oceanica and its subsidiary are consolidated with those of Odyssey and as a result all intercompany transactions are eliminated in the consolidated financial statements.

Odyssey performed a first recovery of silver from the Gairsoppa shipwreck in 2012. From the proceeds of the silver recovered in 2012, an amount of $12.5 million was paid to Galt Resources, LLC in 2013. A second recovery was accomplished in 2013 yielding approximately 1.8 million ounces of silver. The monetization of the silver recovered in the 2013 expedition generated cash inflows of over $35 million to Odyssey. From this amount, $5.2 million was paid to the United Kingdom government, $9.2 million was credited against operating expenses, and $20.8 million was recognized as revenue ($16.7 million of this revenue was recognized in the fourth quarter). The favorable income statement impact was $30.0 million from the Gairsoppa project in 2013.

In January 2013, we entered into a letter agreement with the Senior Convertible Note investor agreeing to defer until March 1, 2013, the installment payments that would have been otherwise due on January 1, 2013 and February 1, 2013. The investor had previously agreed to defer the December installment payments therefore making the total amount of payments deferred approximately $2.4 million. Also, the Additional Note conversion price was amended from $3.74 to $3.17. The remaining principal balance at December 31, 2013 for the Additional Note was $4.1 million.

During January 2013, investors exercised $2.25 warrants which would have expired on January 31, 2013 in the amount of over $4.5 million.

Bank Loans

In 2013, we amended our $5 million term loan with Fifth Third Bank (the “Bank”) so that the maturity date was extended from July 11, 2013 to July 11, 2016. Beginning in January 2014, we are required to make semi-annual principal payments of $500,000. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit. The term loan is still secured by approximately 25,000 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants.

In July 2013, we entered into a project term loan agreement with Fifth Third Bank that provided a credit facility of up to $10.0 million. The term loan bears interest at a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 was required to cover interest payments when the term loan was advanced. The term loan is secured by silver recovered and monetized from the SS Gairsoppa. The proceeds of the credit facility were used to fund the project recovery costs. The company took a $10 million draw against the facility in July 2013. Also used as collateral for this loan is $10 million in restricted cash from silver monetized from the Gairsoppa project during the fourth quarter of 2013.

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan had an initial maturity date of July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In July 2013 when the above noted mortgage was scheduled to mature, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. As of December 31, 2013, the loan balance outstanding was $1.3 million.

Trends and Uncertainties

Our 2014 business plan requires us to generate new cash inflows during 2014 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized which may require us to curtail our desired business plan until we generate additional cash. We currently have no commitments for new debt or issuance of new equity and we can offer no assurance any of our planned projects will be successful in providing additional cash during 2014. We have experienced several years of net losses. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating income from other projects. In 2014, we will seek to monetize some of our stake in our mineral exploration shareholdings, recover and monetize cargo from the SS Central America, and generate cash inflows from other projects and opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less new cash inflows. While we have been successful in generating cash inflows and raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2014.

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

Other Income or Expense

Beginning in the fourth quarter 2009, it also included the income or loss from our equity investment in subsea mineral mining which has since been written down to zero. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible preferred stock and senior convertible notes. The unfavorable other income variance of $1.7 million in 2012 was related to an unfavorable impact on the fair value of the derivative financial instruments ($1.3 million, see NOTE K), a favorable impact of $4.7 million on the loss on equity investment since the investment had been written down to zero in 2011 and an unfavorable interest expense variance of $5.1 million which primarily related to the interest accretion on the senior convertible note payable ($3.5 million), interest on the convertible note ($1.0 million), derivative-related interest ($.2 million), amortization of financing costs ($.2 million) and other interest ($.2 million). Of the total 2012 interest expense of $6.3 million, only $1.7 million represented cash payments for interest and financing costs.

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

Cash flow used in operating activities in 2011 was $15.2 million. This amount primarily reflected an operating loss of $16.2 million offset in part by non-cash items including depreciation and amortization ($1.9 million), share-based compensation ($1.6 million), change in fair value of derivatives liabilities primarily due to redemption of Series G preferred stock ($5.0 million), write down of the vessel Ocean Alert of $.6 million based upon sale in 2011, and interest accretion and financing charge amortization on notes payable ($.7 million). Other working capital changes included a decrease in accounts payable and accrued expenses of $1.7 million, and an increase in deferred revenue of $2.8 million (representing cash receipts of $8.5 million offset by revenue recognized of $5.7 million on the “Firebrand,” “Enigma,” “Shantaram,” “Stanton A” and “Neptune” projects). The outstanding deferred revenue balance of $3.5 million represents work to be completed on the “Stanton A” and “Enigma” projects.

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

Cash flow provided by financing activities for 2011 was $23.4 million which primarily represented proceeds from the issuance of common stock ($15.6 million), an increase in deferred income from revenue participation rights on the Galt project of $7.5 million, proceeds from the sale of convertible notes of $10.0 million, offset by payments of $1.0 million for dividends on the Series G convertible preferred stock and broker commissions on capital raises, $5.8 million on redemptions of Series G convertible preferred stock, and $2.9 million repayment of mortgage and notes payable. The deferred income increase represented the proceeds from the Galt project which was amortized into revenue when the designated project was recovered and monetized.

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

During December 2011, we chartered the Dorado Discovery vessel to Chatham Rock Phosphate, Ltd. (“Chatham”) for $1.2 million in relation to deep-ocean surveying. The charter permitted Chatham to pay for services in either cash or common shares of their company. At December 31, 2011, Chatham anticipated a financing to pay for the charter. We did not record the revenue from this charter because of their liquidity and capital positions at that time. Chatham completed a portion of their financing in the first quarter of 2012 and remitted the $1.2 million payment. In addition, during March 2012, Chatham remitted $1.8 million for charter services performed in the first quarter 2012. An amount due of an additional $1 million was paid in May 2012 for services rendered in January 2012. In June, Chatham executed the option to pay the remaining charter balance of $1.7 million in stock and Odyssey received 9.3 million shares, or 12.2% of Chatham.

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

Bank Term Loan

On March 30, 2012, we amended our Bank $3.0 million term loan maturing on April 23, 2012. The term loan was increased to $5.0 million with an expiration date of July 11, 2013. The facility bore floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part were without premium or penalty. A commitment renewal fee of $250,000 was paid at closing. No restricted cash payments were needed to be kept on deposit. The term loan is secured by approximately 26,500 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants. This note was renewed in July 2013 with a maturity date of July 2015.

On July 9, 2012, we entered into a project term loan agreement with Fifth Third Bank that provided a credit facility of up to $10.0 million. The term loan bore interest at a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was paid at closing. A restricted cash deposit of $500,000 was required to cover interest payments when the term loan is advanced. The term loan was secured by approximately $15.0 million worth of silver recovered from the SS Gairsoppa. The proceeds of the credit facility were used to fund the project recovery costs. The company took a $10 million draw against the facility on July 17, 2012. We paid the project term loan in October 2012 with proceeds from the Gairsoppa project.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2013.

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

Long-Lived Assets

As of December 31, 2013, we had approximately $9.8 million of property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2013. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $51.6 million has been recorded as of December 31, 2013.

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

Contractual Obligations

At December 31, 2013, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$12,295	$6,633	$5,662	$—	$—
Interest on long-term obligations	744	744	—	—	—
Operating lease	699	366	333	—	—

Total contractual obligations	$13,738	$7,743	$5,995	$—	$—

Long-term obligations represent the amount due on our existing mortgages and convertible note as described above. The operating lease represents our vessel charter. The vessel charter is set to expire on April 30, 2014. We are considering extending this vessel charter but have not done so at this time. The current charter allows for extensions. If this vessel charter is extended, the daily rate would be approximately $14,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We entered into certain hedging arrangements in 2013 to cover the some of the risk in silver price changes between the date we recovered the silver from the Gairsoppa and the date it was monetized. These arrangements expired in 2013 before December 31, 2013. After the sale of the Gairsoppa silver in 2013, we do not believe we have material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

Our term loan and project loan bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE L for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,000 per month until maturity in July 2016. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,000 per month until maturity in July 2016. An increase of every 100 basis points to the interest rate for our project loan increases our interest obligation by approximately $8,400 per month until maturity in July 2014. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

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

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholder to be held on June 4, 2014.

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

The information required by this Item is hereby incorporated by reference to the information under the heading “Independent Public Accounting Firm’s Fees” in the Proxy Statement.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2013.

The Company’s independent auditor, Ferlita, Walsh, Gonzalez & Rodriguez, P.A., a registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2013, 2012, and 2011. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, 2012, and 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.
FERLITA, WALSH, GONZALEZ & RODRIGUEZ. P.A.
Certified Public Accountants
Tampa, Florida

March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

We have audited Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Odyssey Marine Exploration, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows of Odyssey Marine Exploration, Inc. and subsidiaries, and our report dated March 7, 2014 expressed an unqualified opinion.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.
FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.
Certified Public Accountants
Tampa, Florida

March 7, 2014

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,322,257	$10,096,414
Restricted cash	10,685,732	276,906
Accounts receivable, net	207,005	2,101,941
Inventory	314,738	418,926
Other current assets	1,080,364	874,115

Total current assets	33,610,096	13,768,302

PROPERTY AND EQUIPMENT
Equipment and office fixtures	21,995,031	16,781,671
Building and land	4,756,306	4,708,091
Accumulated depreciation	(16,973,085)	(15,038,811)

Total property and equipment	9,778,252	6,450,951

NON-CURRENT ASSETS
Inventory	5,206,318	5,574,841
Other non-current assets	2,865,941	1,102,730

Total non-current assets	8,072,259	6,677,571

Total assets	$51,460,607	$26,896,824

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,472,612	$1,948,555
Accrued expenses and other	5,294,420	14,050,840
Deferred revenue	1,840,404	2,835,522
Derivative liabilities	970,823	5,356,203
Mortgage and loans payable	16,369,582	14,809,737

Total current liabilities	27,947,841	39,000,857

LONG-TERM LIABILITIES
Mortgage and loans payable	5,662,226	4,010,946
Deferred income from revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	10,305,976	8,654,696

Total liabilities	38,253,817	47,655,553

Commitments and contingencies (NOTE U)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock—$.0001 par value; 9,675,200 and 9,361,177 shares authorized, respectively; none outstanding	—	—
Preferred stock series D convertible—$.0001 par value; 134,800 and 448,800 shares authorized, respectively; 32,400 and 206,400 issued and outstanding, respectively	3	21
Common stock – $.0001 par value; 150,000,000 shares authorized; 83,882,577 and 75,416,203 issued and outstanding	8,388	7,542
Additional paid-in capital	193,272,576	144,446,574
Accumulated deficit	(175,954,138)	(165,212,866)

Total stockholders’ equity/(deficit) before non-controlling interest	17,326,829	(20,758,729)
Non-controlling interest	(4,120,039)	—

Total stockholders’ equity/(deficit)	13,206,790	(20,758,729)

Total liabilities and stockholders’ equity/(deficit)	$51,460,607	$26,896,824

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011
REVENUE
Artifact sales and other	$23,670,264	$8,036,658	$853,627
Exhibit	112,129	225,000	207,289
Expedition	131,556	4,935,857	14,666,316

Total revenue	23,913,949	13,197,515	15,727,232

OPERATING EXPENSES
Cost of sales – artifacts and other	694,787	235,537	414,993
Operations and research	26,024,548	17,941,573	21,288,476
Marketing, general and administrative	14,161,465	10,606,281	9,392,465

Total operating expenses	40,880,800	28,783,391	31,095,934

LOSS FROM OPERATIONS	(16,966,851)	(15,585,876)	(15,368,702)
OTHER INCOME OR (EXPENSE)
Interest income	9,966	24,420	3,875
Interest expense	(3,581,642)	(6,263,589)	(1,155,072)
Change in derivative liabilities fair value	4,385,380	3,631,930	4,980,138
Gain on silver fixed price swap	1,206,350	—	—
(Loss) from unconsolidated entity	—	—	(4,733,100)
Other	581,543	9,002	47,553

Total other income or (expense)	2,601,597	(2,598,237)	(856,606)

LOSS BEFORE INCOME TAXES	(14,365,254)	(18,184,113)	(16,225,308)
Income tax (provision)	(496,055)	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(14,861,309)	(18,184,113)	(16,225,308)
Non-controlling interest	4,120,037	—	—

NET (LOSS)	$(10,741,272)	$(18,184,113)	$(16,225,308)

LOSS PER SHARE
Basic and diluted	$(.13)	$(.25)	$(.28)
Weighted average number of common shares outstanding
Basic and diluted	80,128,827	73,889,112	70,179,935

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011
Preferred Stock, Series D – Shares
At beginning of year	206,400	206,400	206,400
Preferred stock converted to common	(174,000)	—	—

At end of year	32,400	206,400	206,400

Common Stock – Shares
At beginning of year	75,416,203	73,095,384	67,082,835
Preferred stock converted to common	174,000	—	—
Common stock issued for cash	4,392,540	511,650	5,622,000
Common stock issued for settlement of senior convertible notes	3,552,357	1,441,013	—
Common stock issued for services	347,477	368,156	390,549

At end of year	83,882,577	75,416,203	73,095,384

Preferred Stock, Series D
At beginning of year	$21	$21	$21
Preferred stock converted to common	(18)	—	—

At end of year	$3	$21	$21

Common Stock
At beginning of year	$7,542	$7,309	$6,708
Preferred stock converted to common	18	—	—
Common stock issued for cash	438	52	562
Common stock issued for settlement of senior convertible notes	355	144	—
Common stock issued for services	35	37	39

At end of year	$8,388	$7,542	$7,309

Paid-in Capital
At beginning of year	$144,446,574	$137,236,462	$122,722,840
Accretion of Series G Preferred stock	—	—	(1,987,977)
Fair value of warrants issued to Series G Preferred stock shareholders	—	—	(906,150)
Common stock issued for settlement of senior convertible notes	9,279,887	4,262,383	—
Common stock issued for services	—	347,516	—
Common stock issued for cash	10,360,896	1,110,419	15,626,634
Share-based compensation	2,617,278	1,489,794	1,781,115
Sale of subsidiary stock	27,500,000	—	—
Purchase of subsidiary stock	(1,250,000)	—	—
Settlement of vendor payable with subsidiary stock	625,000	—	—
Retained earnings of subsidiary acquisition	(307,059)	—	—

At end of year	$193,272,576	$144,446,574	$137,236,462

Accumulated Deficit
At beginning of year	$(165,212,866)	$(147,018,753)	$(130,277,889)
Net loss	(10,741,272)	(18,184,113)	(16,225,308)
Dividends	—	(10,000)	(515,556)

At end of year	$(175,954,138)	$(165,212,866)	$(147,018,753)

Non-controlling Interest
At beginning of year	$—	$—	$—
Net (loss)	(4,120,037)	—	—

At end of year	(4,120,037)	—	—

Total stockholders’ equity/(deficit)	$13,206,790	$(20,758,729)	$(9,774,961)

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(14,861,309)	$(18,184,113)	$(16,225,308)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Loan fee amortization	185,113	425,561	272,998
Note payable interest accretion	1,961,069	4,120,221	405,465
Senior convertible debit interest settled with common stock issuance	671,548	349,483	—
Share-based compensation	2,451,565	1,489,807	1,551,589
Depreciation and amortization	1,937,641	1,589,133	1,892,969
Write down of long-lived asset	—	—	593,966
Investment in consolidated entity	(301,093)	—	—
Deferred revenue settled with zero basis stock of unconsolidated entity	(440,054)	—	—
Change in derivatives liabilities fair value	(4,385,380)	(3,631,930)	(4,980,138)
Loss in unconsolidated entity	—	—	4,733,100
Investment in unconsolidated entity	—	—	(4,733,100)
Settlement of vendor payable with subsidiary stock	625,000	—	—
(Increase) decrease in:
Accounts receivable	1,792,266	(1,601,315)	(403,856)
Restricted cash	(408,826)	187,673	282,629
Inventory	472,715	65,192	371,353
Other assets	(2,042,713)	(119,358)	(93,110)
Increase (decrease) in:
Accounts payable	1,515,694	832,653	(1,132,454)
Accrued expenses and other	(8,684,797)	12,254,102	(541,356)
Deferred revenue	(555,064)	(4,465,868)	2,815,042

NET CASH (USED) IN OPERATING ACTIVITIES	(20,066,625)	(6,688,759)	(15,190,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,504,779)	(946,190)	(973,764)
Proceeds from disposal of long-lived asset	—	—	485,000

NET CASH (USED) IN INVESTING ACTIVITIES	(4,504,779)	(946,190)	(488,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,361,336	860,482	15,627,196
Proceeds from issuance of loan payable	10,000,000	19,994,483	10,000,000
Restricted cash held as collateral on loan payable	(10,000,000)	—	—
Purchase of subsidiary stock	(1,250,000)	—	—
Proceeds from sale of subsidiary stock	27,500,000	—	—
Broker commissions and fees on capital raises	—	(400,000)	(545,000)
Deferred income from revenue participation rights	—	—	7,512,500
Dividends	—	(10,000)	(515,556)
Redemption of Series G Preferred stock	—	—	(5,757,500)
Repayment of mortgage and loans payable	(814,089)	(10,685,396)	(2,906,633)

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,797,247	9,759,569	23,415,007

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,225,843	2,124,620	7,736,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,096,414	7,971,794	235,762

CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,322,257	$10,096,414	$7,971,794

SUPPLEMENTARY INFORMATION:
Interest paid	$623,160	$1,368,324	$736,915
Income taxes paid	$—	$—	$—

	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011
NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$165,748	$347,528	$229,564
Equipment purchased with financing	$756,795	$558,499	$198,660
Debt and interest payments with common shares	$8,608,694	$4,262,528	$—
Series G Preferred Stock accretion	$—	$—	$1,987,977
Series G Preferred Stock conversion	$—	$250,000	$—
Offset account receivable with subscription payable (See NOTE J)	$—	$—	$1,998,800

Summary of Significant Non-Cash Transactions

During 2013 we transferred 500,000 shares of Oceanica Resources, S.R. L. held by our wholly owned subsidiary Odyssey Marine Enterprises, Ltd. for $625,000 of marine services. The shares were valued based on the two most recent transactions in Oceanica shares at $1.25 per share.

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

During the year ended December 31, 2013, our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd., sold 24 million cuotas (shares) of its position in Oceanica Resources, S.R.L. for $27.5 million in cash to a third-party investment group. According to the Accounting Standards Codification (“ASC”) 810 – Consolidation, paragraph 810-10-45-23, we have accounted for this transaction as an equity transaction. Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income.

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

Artifact sales and other may also consist of revenues related to the recovery of shipwreck cargo, such as the bulk silver bullion from the Gairsoppa project that exceeds the directly related operating and recovery expenses. We recognize revenue when we complete our contractual obligation to deliver the silver bullion to the refining agent, the amount of revenue is reasonably assured based on the London Bullion Market rates and the bullion is in a format ready for sale into the market. Operating and recovery expenses incurred in connection with the Gairsoppa project contract consist of vessel-related expenses (ships’ crew, provisions, port fees and charter expenses), fuel, specialized equipment and administrative expenses. These expenses are charged to the Consolidated Statements of Income as incurred and subsequently reimbursed per our contract and recorded as a benefit (credit to expense) in the period we are assured of recoupment.

Artifact sales and other is where we recognize deferred revenue related to revenue participation rights we previously sold to an investor. Upon receipt of funds payable to the investor for their revenue participation rights, we recognize revenue based upon the percent of investor-related proceeds from the sale of silver as a percentage of total proceeds that investor could earn under the revenue participation agreement.

Under our agreement with the United Kingdom Government for the Gairsoppa project, any proceeds from the recovery of the government-owned silver cargo are first applied as a reimbursement to us for search and recovery expenses related to the project. Any remaining net proceeds from the silver owned by the United Kingdom Government are then split 20/80 between the government and us, respectively. In 2012 and 2013 the proceeds from the silver sales were sufficient to fully reimburse our expenses and to provide net proceeds that were split between the two parties. The Gairsoppa project revenue recognized by us in 2012 and 2013 resulted from our share of the net proceeds from the sale of the recovered silver bullion that belonged to the United Kingdom Government. The United Kingdom Government reimburses us for all of the expenses incurred by us to recover their silver. Accordingly, we applied the expense reimbursement credit against our search and recovery expenses in the respective years Consolidated Statement of Income under the caption “Operating Expenses: Operations and Research.”

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

Inventory

Our inventory principally consists of artifacts recovered from the SS Republic shipwreck, other artifacts, general branded merchandise and related packaging material. Inventoried costs of recovered artifacts include the costs of recovery, conservation and administrative costs to obtain legal title to the artifacts. Administrative costs are generally legal fees or insurance settlements required in order to obtain clear title. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

Packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Costs associated with the above noted items are the costs included in our costs of goods. Vessel costs associated with expedition revenue as well as exhibit costs are not included in cost of goods sold. Vessel costs include, but are not limited to, charter costs, fuel, crew and port fees. Vessel and exhibit costs are included in Operations and research in the Consolidated Statements of Income. In the case of revenues associated with the Gairsoppa project, the United Kingdom owned the silver we sold into the London Bullion Market on their behalf, therefore, there was no associated cost of goods.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the Accounting Standards Codification (“ASC”) topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At December 31, 2013, we did not own securities with a maturity greater than three months.

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

At December 31, 2013, 2012 and 2011 the weighted average common shares outstanding were 80,128,827, 73,889,112 and 70,179,935, respectively. For the periods ending December 31, 2013, 2012 and 2011 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2013	2012	2011
Average market price during the period	$2.96	$3.20	$2.98
In the money potential common shares from options excluded	146,162	275,101	129,793
In the money potential common shares from warrants excluded	92,363	1,129,973	959,521

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2013	2012	2011
Out of the money options and warrants excluded:
Stock Options with an exercise price of $3.25 per share	100,000	—	—
Stock Options with an exercise price of $3.30 per share	—	100,000	—
Stock Options with an exercise price of $3.40 per share	100,000	—	—
Stock Options with an exercise price of $3.43 per share	40,000	—	—

Stock Options with an exercise price of $3.50 per share	345,000	245,000	495,000
Stock Options with an exercise price of $3.51 per share	—	959,500	984,670
Stock Options with an exercise price of $3.53 per share	—	194,100	211,900
Stock Options with an exercise price of $3.90 per share	20,000	20,000	—
Stock Options with an exercise price of $4.00 per share	52,500	52,500	52,500
Stock Options with an exercise price of $5.00 per share	—	200,000	650,000
Stock Options with an exercise price of $7.00 per share	—	100,000	100,000
Warrants with an exercise price of $3.60 per share	1,562,500	1,562,500	—
Warrants with an exercise price of $4.32 per share	—	—	1,302,083
Warrants with an exercise price of $5.25 per share	—	100,000	100,000

Total anti-dilutive warrants and options excluded from EPS	2,220,600	3,533,600	3,896,153

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2013	2012	2011
Potential common shares from Preferred Stock excluded from computation of diluted earnings per share	32,400	206,400	346,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2013	2012	2011
Excluded unvested restricted stock awards	152,026	177,830	90,033

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011
Net loss	$(10,741,272)	$(18,184,113)	$(16,225,308)
Accretion of Series G Preferred Stock	—	—	(1,987,977)
Cumulative dividends on Series G Preferred Stock	—	(10,000)	(409,035)
Fair market value of warrants issued to Series G Preferred Stock stockholders	—	—	(906,150)
Undeclared cumulative dividends on Series G Preferred Stock in arrears	—	—	(5,000)

Numerator, basic and diluted net loss available to stockholders	$(10,741,272)	$(18,194,113)	$(19,533,470)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	80,128,827	73,889,112	70,179,935

Shares used in computation – diluted:
Weighted average common shares outstanding	80,128,827	73,889,112	70,179,935
Dilutive effect of options, warrants and convertible instruments outstanding	—	—	—

Shares used in computing diluted net loss per share	80,128,827	73,889,112	70,179,935

Net loss per share – basic and diluted	$(0.13)	$(0.25)	$(0.28)

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

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At December 31, 2013, our uninsured cash balance was approximately $31.7 million.

Our term and project loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE L for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $1,000 per month until maturity in July 2016. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $4,000 per month until maturity in July 2016. An increase of every 100 basis points to the interest rate for our project loan increases our interest obligation by approximately $8,400 per month until maturity in July 2014. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE C – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and United States Treasury Bills maturing in less than ninety days from the date of purchase. At December 31, 2013, we did not own any United States Treasury Bills with a maturity of ninety days or longer.

NOTE D – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an interest-bearing account from which principal and interest payments are made. On each anniversary of the mortgage, we were required to deposit into the account an amount sufficient to ensure a balance of $500,000 for principal and interest payments for the subsequent year of the mortgage. This mortgage loan matured and was extended to July 2016. This new loan calls for a restricted cash balance of $400,000 to be funded annually (see NOTE L). The balance in the restricted cash account is held as additional collateral by the Bank and is not available for operations. The balance in this account at December 31, 2013, was $405,626.

During July 2013, we entered into a $10.0 million project term loan with the Bank (see NOTE L). This loan matures in July 2014. Per the agreement, we deposited, from the loan proceeds, $500,000 into a restricted bank account to cover principal and interest payments. This account balance is also pledged as additional security for the loan. There is no requirement to fund this account in the future. The balance in this account at December 31, 2013, was $280,106. Also used as collateral for this loan is $10 million in restricted cash from silver monetized from the Gairsoppa project during the fourth quarter of 2013. These funds are held in a separate account with the Bank.

NOTE E – ACCOUNTS RECEIVABLE

The accounts receivable balances at December 31, 2013 and December 31, 2012 were $207,005 and $2,101,941, respectively, which are net of reserves of $5,131,593 and $4,820,593, respectively. As described in NOTE J, Neptune Minerals, Inc. (“NMI”) completed a 2011 share exchange with Dorado Ocean Resources, Ltd. (“DOR”) shareholders which resulted in an executed assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt of DOR owed to us. Of the December 31, 2013 reserve balance, $4,631,593 is allocated to the receivable NMI assumed from DOR while $500,000 relates to the convertible note we extended to NMI during 2013. The $4,820,593 reserve at December 31, 2012 is for the remaining NMI accounts receivable assumed from DOR. See NOTE J for further details regarding NMI.

The December 31, 2012 amount of $2,101,941 includes $1,470,357 representing revenue related to the remaining silver bullion to be sold into the London bullion market. We recovered approximately 61 tons of silver in 2013 and approximately 48 tons in 2012 from the SS Gairsoppa and had the silver refined which allowed us to sell the silver into London’s bullion market on behalf of United Kingdom Government. The “Gairsoppa” project is discussed at length in ITEM 1 of this Form 10-K.

NOTE F – INVENTORY

Our inventory consists of the following:

	2013	2012
Artifacts	$5,406,183	$5,743,915
Packaging	85,133	131,641
Merchandise	401,072	485,769
Merchandise reserve	(371,332)	(367,558)

Total Inventory	$5,521,056	$5,993,767

Based on our estimates of the timing of future sales, $5,206,318 and $5,574,841 of artifact inventory for the fiscal years ended 2013 and 2012 were classified as non-current.

NOTE G – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2013	2012
Prepaid expenses	$1,025,083	$772,660
Deposits	55,281	101,455

Total other current assets	$1,080,364	$874,115

For the period ended December 31, 2013, prepaid expenses consisted of $290,260 of prepaid insurance premiums, $354,627 for vessel fuel not yet consumed, $66,330 of deferred financing fees, and $313,866 of prepaid operating costs. For the period ended December 31, 2012, prepaid expenses consisted of $87,922 of prepaid insurance premiums, $396,907 for vessel fuel not yet consumed, $205,608 of deferred financing fees, and $82,223 of other operating prepaid costs. All prepaid expenses, except fuel, are amortized on a straight-line basis over the term of the underlying agreements. Fuel is expensed based on actual usage. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE H – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2013	2012
Building, improvements and land	$4,756,306	$4,708,091
Computers and peripherals	1,431,789	1,134,420
Furniture and office equipment	1,973,130	1,722,255
Vessel and equipment	16,772,083	12,195,019
Exhibits and related	1,818,028	1,729,977

	26,751,337	21,489,762
Less: Accumulated depreciation	(16,973,085)	(15,038,811)

Property and equipment, net	$9,778,252	$6,450,951

NOTE I – OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	2013	2012
Artifacts	$1,191,952	$557,494
Deposits	1,673,709	541,590
Image use rights, net	280	3,646

Total other long-term assets	$2,865,941	$1,102,730

The artifact balances for both years consist of artifacts conserved specifically for the Company and are intended to be held long term by us. The 2013 artifacts balance consists primarily of SS Republic coins and silver bullion bars from the SS Gairsoppa silver recovery and other artifacts. The 2012 amount consists mainly of SS Republic coins and other artifacts. Deposits include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for HMS Sussex, $100,000 deposit to fund conservation and documentation of any artifacts recovered and $1,187,400 of marine equipment deposits on items that will be fixed assets when received. The HMS Sussex deposits are refundable from proceeds the United Kingdom would receive if HMS Sussex is discovered and its artifacts monetized. If HMS Sussex is not discovered, the Company is at risk for the expense deposit portion. Other deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. Image use rights are amounts paid to utilize, for a period up to five years, copyrighted images in our themed attractions.

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

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and shares of Class B non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. At December 31, 2013, we have a net share position in NMI of 6,184,976 shares, which represents an approximate 29.6% ownership before any further dilution of the NMI stock.

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

At December 31, 2013, our share of unrecognized DOR (NMI) losses is $19.0 million. We have not recognized the accumulated $19.0 million in our income statement because these losses exceed our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. Based on the NMI and DOR transactions described above, we believe it is appropriate to allocate this loss carryforward of $19.0 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2013. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during the three-months ended September 30, 2013, we, along with a second creditor, loaned funds to NMI of which our share is $500,000, and this indebtedness is evidenced by a convertible note. This funding was not for the purpose of funding NMI’s prior losses but for current requirements. Per ASC 323-10-35-29: Additional Investment After Suspension of Loss Recognition, we concluded this loan does not increase our ownership nor is to be considered in-substance stock. Based on the financial position of NMI at December 31, 2013, we reserved for this note in its entirety. This note carries an interest rate of 6% per annum and has a maturity date of April 26, 2014. The note includes a conversion option under which, at any time prior to the payment in full of the principal amount, we may elect to convert all or any portion of the unpaid principal and accrued and unpaid interest into NMI’s Class-A voting shares. The conversion price is $20.00 per share if this option is elected. If the note remains unpaid at maturity, there is a mandatory conversion clause that sets the conversion share price at $12.00 per share.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent a 6.5% equity stake in CRP. With CRP being a thinly traded stock on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period.

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of December 31, 2013 and 2012 and the amounts that were reflected in our income related to our derivatives for the years then ended:

	December 31,
	2013	2012
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$47,243	$1,529,583
Series G Convertible Preferred Stock	—	—

	47,243	1,529,583
Warrant derivatives
Senior Convertible Notes	840,000	1,921,094
Series G Convertible Preferred Stock	83,580	1,905,526

Warrant derivatives	923,580	3,826,620

Total derivative liabilities	$970,823	$5,356,203

	December 31,
	2013	2012
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	1,729,647	4,247,343
Series G Convertible Preferred Stock	—	—

	1,729,647	4,247,343

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500
Series G Convertible Preferred Stock	525,000	2,250,000

	2,087,500	3,812,500

Total common shares linked to derivative liabilities	3,817,147	8,059,843

	Years ended December 31,
	2013	2012
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$593,001	$1,747,133
Series G Convertible Preferred Stock	—	(115,955)
Warrant derivatives	1,980,164	1,071,583

	2,573,165	2,702,761
Redemptions of Series G Convertible Preferred Stock	—	393,166
Redemptions of Senior Convertible Notes	889,340	536,003
Exercise of Warrants	922,875	—

Total derivative income (expense)	$4,385,380	$3,631,930

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

Current accounting principles that are provided in ASC 815—Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates. We have selected Binomial Lattice to fair value our warrant derivatives because we believe this technique is reflective of all significant assumption types market participants would likely consider in transactions involving freestanding warrants derivatives. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Note and classified in liabilities:

	December 31, 2013	December 31, 2012
Quoted market price on valuation date	$2.02	$2.97
Contractual conversion rate	$3.17	$3.74
Range of effective contractual conversion rates	—	—
Contractual term to maturity	0.33 Years	1.33 Years
Implied expected term to maturity	0.33 Years	1.24 Years
Market volatility:
Range of volatilities	47.4% – 91.2%	31.3% – 64.03%
Range of equivalent volatilities	59.9% – 69.9%	38.6% – 45.0%
Contractual interest rate	8.0 – 9.0%	8.0 – 9.0%
Range of equivalent market risk adjusted interest rates	8.08%-9.08%	9.0%-9.1%
Range of equivalent credit risk adjusted yields	0.67%	0.94% – 1.03%
Risk-free rates	0.01% – 0.07%	0.02% – 0.16%

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended December 31, 2013 and 2012.

	Years ended December 31,
	2013	2012
Balances at January 1	$1,529,583	$2,680,133
Issuances:
Senior Convertible Note Financing	—	1,291,298
Expirations from redemptions of Series G Convertible Preferred Stock	(889,340)	(810,669)
Changes in fair value inputs and assumptions reflected in income	(593,001)	(1,631,179)

Balances at December 31	$47,242	$1,529,583

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Binomial Lattice process are as follows as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Linked common shares	—	1,725,000
Quoted market price on valuation date	—	$2.97
Contractual exercise rate	—	$2.4648
Term (years)	—	0.78
Range of market volatilities	—	33.1% – 49.17%
Risk free rates using zero coupon US Treasury Security rates	—	0.02% –0.11%

All remaining warrants linked to 1,725,000 shares of common stock were exercised on October 11, 2013.

	December 31,
	2013	2012
Linked common shares	525,000	525,000
Quoted market price on valuation date	$2.02	$2.97
Contractual exercise rate	$2.3793	$2.4648
Term (years)	0.28	1.28
Range of market volatilities	50.1% – 88.3%	33.8% – 63.6%
Risk free rates using zero coupon US Treasury Security rates	0.01% – 0.07%	0.02% – 0.16%

	December 31,
	2013	2012
Linked common shares	1,562,500	1,562,500
Quoted market price on valuation date	$2.02	$2.97
Contractual exercise rate	$3.60	$3.60
Term (years)	3.35	4.35
Range of market volatilities	51.1% – 78.2%	39.2% – 70.2%
Risk free rates using zero coupon US Treasury Security rates	0.07% – 0.78%	0.05% – 0.54%

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the year ended December 31, 2013 and 2012.

	Years ended December 31,
	2013	2012
Balances at January 1	$3,826,619	$4,653,160
Issuances:
Series G Convertible Preferred Stock Financing	—	—
Senior Convertible Note Financing	—	363,542
Exercises:
Series G Convertible Preferred Stock Financing	(922,875)	(118,500)
Changes in fair value inputs and assumptions reflected in income	(1,980,164)	(1,071,583)

Balances at December 31	$923,580	$3,826,619

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE L – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Term loan	$5,000,000	$5,000,000
Project Term loan	10,000,000	—
Face value $10,000,000, 8% Convertible Senior Note Payable	1,176,076	8,234,367
Face value $8,000,000, 9% Convertible Senior Note Payable	4,039,446	3,628,779
Mortgages payable	1,816,286	1,957,537

	$22,031,808	$18,820,683

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

The current amended term loan is secured by approximately 25,000 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval. We were in compliance with all covenants at December 31, 2013.

Project Term Loan

During July 2013, we entered into a $10.0 million project term loan agreement with Fifth Third Bank. The facility matures on July 24, 2014. This term loan bears interest at a floating rate equal to the one-month LIBOR rate plus 500 basis points. We may make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was paid at closing. A restricted cash deposit (see NOTE C) of $500,000 is required to cover interest payments. The term loan is secured by $10.0 million that was monetized from silver recovered from the SS Gairsoppa. We recovered approximately 1.8 million ounces of silver bullion in total during July 2013 which was monetized during 2013. We are required to comply with a number of customary affirmative and negative covenants of which we were in compliance at December 31, 2013. The proceeds were used to fund the project recovery costs.

Mortgages Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bore interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matured on July 11, 2013, and required monthly principal payments in the amount of $10,750 plus accrued interest. This loan was secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contained customary representations and warranties, affirmative and negative covenants, conditions, and other provisions of which we were in compliance during 2013. As of June 30, 2013, the loan balance outstanding was $1,302,000.

During July 2013 when the above noted mortgage matured, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest are required. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions of which we were in compliance at December 31, 2013. As of December 31, 2013, the loan balance outstanding was $1,248,250.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of December 31, 2013, the loan balance outstanding was $569,036. The seller originally carried a second mortgage for $100,000 with interest due monthly and $25,000 of principal due each May commencing in May 2009. As of June 30, 2012, this debt was paid in full. The interest was at a variable rate of 1.0% above the prime interest rate stated by BB&T, formerly Colonial Bank of Tampa.

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

The Notes extend no voting rights to the investors. However, the Notes extend participation rights in dividend payments, if any, made to the holders of the Company’s common or other class of stock, except our Series G Preferred Stock. The holder of the Initial Note elected to apply some of the payments due on the principal balance of the Initial Note to the Additional Note described below. During the year ended December 31, 2013, we issued 3,282,934 shares of common stock as payment of $8,608,694 in outstanding principal. The principal balance of the Initial Note at December 31, 2013 was $1,391,306 which is bifurcated on our balance sheet between derivative liabilities and mortgage and loans payable.

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

On January 2, 2013, we entered into an agreement to amend the terms of the Additional Note. The installment payments due December 1, 2012, January 1, 2013 and February 1, 2013 were deferred until March 1, 2013 and the conversion price on the Additional Note was decreased from $3.74 to $3.17. We evaluated the amendment’s impact on the accounting for the Additional Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10% and the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was less than 10% of the carrying value of the Additional Note immediately prior to the modification. Since the amendment did not result in a substantial modification, extinguishment accounting was not applicable. The principal balance of the Additional Note at December 31, 2013 was $4,086,957 which is bifurcated on our balance sheet between derivative liabilities and mortgage and loans payable.

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the years ended December 31, 2013 and 2012 amounted to $2,146,182 and $4,545,781, respectively. Amortization during the year ended December 31, 2012 included $223,783 representing the difference between the portion of the Additional Note which was redeemed and its carrying value. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See NOTE K for information about our derivatives.

Long-Term Obligation Maturities:

	Total	2014	2015	2016	2017	2018	More than 5 years
Long term obligations	$12,294,546	$6,632,320	$1,671,274	$3,990,952	$—	$—	$—
Operating leases	744,186	744,186	—	—	—	—	—
Interest on obligations	699,792	366,295	233,757	99,740	—	—	—

Total obligations	$13,738,524	$7,742,801	$1,905,031	$4,090,692	$—	$—	$—

Long-term obligations represent the amount due on our existing mortgages and convertible note as described above. The operating lease represents our vessel charter. The vessel charter is set to expire on April 30, 2014. We are considering extending this vessel charter but have not done so at this time. The current charter allows for extensions. If this vessel charter is extended, the daily rate would be approximately $14,000.

NOTE M – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2013	2012
Compensation and bonuses	$1,610,357	$—
Customer deposits	22,083	82,175
Project proceeds payable	1,325,122	—
Revenue participation distribution payable	—	12,506,755
Vessel operations	1,394,670	926,648
Professional services	222,274	335,748
Income tax provision	496,055	—
Other operating	223,859	199,514

Total accrued expenses	$5,294,420	$14,050,840

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance, port fees and charter related. Professional fees are mainly attributable to legal fees and related and other professional services in support of operations. Other operating expenses contain general items related to, but not limited to marketing, insurance and the exhibit. As discussed in the Revenue Recognition and Accounts Receivable of NOTE A, the United Kingdom Government is to receive 20% of available proceeds after our reimbursement of search and recovery expenses. The Project proceeds payable represents a share of the United Kingdom Government’s 20%. See NOTE P for 2012’s Revenue participation distribution payable. See NOTE S for detail on the income tax provision.

NOTE N – DEFERRED REVENUE

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At December 31, 2013, we have a $1,840,404 service obligation on one service contract that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2012, we had a $2,835,522 service obligation on two service contracts that will be recognized as revenue over the period of time the contractual services are provided. For the years ended December 31, 2013 and 2012, we earned charter expedition revenue, exclusive of the sale of research, of $115,009 and $709,618, respectively, relating to these contracts. During 2013 one of the service contracts remaining that had a deferred balance of 995,117 was terminated. Of the service liability remaining $440,054 was settled with cash, $440,054 was settled with zero basis shares we held in NMI. These shares were transferred to the customer and $115,009 became revenue when the final balance of the service liability was mutually agreed to. The $440,054 that was settled with our zero basis shares held in NMI is recorded in Other Income within our Consolidated Statements of Income.

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

NOTE P – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
“Cambridge” (now “HMS Sussex”) project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC	3,756,250	3,756,250

Total participating revenue rights	$4,643,750	$4,643,750

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any one project Galt selected prior to December 31, 2011. If the project is successful and generates sufficient proceeds, Galt will recoup their investment plus three times the investment. Galt’s investment return will be paid out of project proceeds. Galt will receive 50% of project proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. Subsequent to the original syndication deal, we reached an agreement permitting Galt to bifurcate their selection between two projects, the SS Gairsoppa and HMS Victory with the residual 1% on additional net proceeds assigned to the HMS Victory project only. The bifurcation resulted in $3,756,250 being allocated to each of the two projects. Therefore, Galt will receive 7.5125% of net proceeds from the HMS Victory project after they recoup their investment of $3,756,250 plus three times the investment. Galt was paid in full in the amount of $12,506,755 during the first quarter of 2013 for their remaining share of the Gairsoppa project investment. There are no future payments remaining to Galt for the Gairsoppa project nor will they receive or have they received any further distributions from the Gairsoppa project proceeds. Based on the timing of the proceeds earmarked for Galt, the relative corresponding amount of Galt’s revenue participation right of $3,756,250 was amortized into revenue in 2012 based upon the percent of Galt-related proceeds from the sale of silver as a percentage of total proceeds that Galt earned under the revenue participation agreement ($15 million).

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

Significant terms and conditions of the Series G Preferred were as follows:

Dividends. The holders of the Series G Preferred were generally entitled to receive cash dividends at a rate of $20,000 per share per year (or 8%), payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2011. The dividends were cumulative and accrued, whether or not earned or declared, from and after the date of issue.

Liquidation Preference. In the event of any liquidation, dissolution, or winding up of Odyssey’s affairs, each holder of the Series G Preferred then outstanding would be entitled to receive, before any payment or distribution would be made on Odyssey’s common stock or any capital stock of Odyssey ranking junior to the Series G Preferred as to the payment of dividends or the distribution of assets, an amount per share of Series G Preferred equal to the sum of (a) $250,000 plus (b) any accrued but unpaid dividends.

Voting Rights. The holders of Series G Preferred were entitled to one vote for each share of common stock into which the Series G Preferred was convertible and were entitled to notice of meetings of stockholders. The holders of Series G Preferred were be entitled to vote as a separate class with respect to certain matters. However, no holder could exercise its voting rights if doing so would result in the holder beneficially owning in excess of 9.9% of the outstanding common stock, unless waived by the holder.

Conversion Rights. At any time on or after April 15, 2011, any holder of shares of Series G Preferred could convert any or all of the shares into shares of common stock. Each share of Series G preferred was convertible into the number of shares determined by dividing $250,000 by $1.785714, which was the conversion price. The number of shares of common stock issuable upon conversion of the Series G Preferred was subject to adjustment in certain events, as discussed in the next paragraph.

Adjustments to Conversion Rights. If Odyssey paid a dividend or made a distribution on its common stock in shares of common stock, subdivided its outstanding common stock into a greater number of shares, or combined its outstanding common stock into a smaller number of shares, or if there was a reorganization, or a merger or consolidation of Odyssey with or into any other entity which resulted in a conversion, exchange, or cancellation of the common stock, or a sale of all or substantially all of Odyssey’s assets, then the conversion rights described above would have been adjusted appropriately so that each holder of Series G Preferred would have received the securities or other consideration the holder would have received if the holder’s Series G Preferred had been converted before the happening of the event. The conversion price in effect from time to time was also subject to downward adjustment if we issued or sold shares of common stock for a purchase price less than the conversion price or if we issued or sold shares convertible into or exercisable for shares of common stock with a conversion price or exercise price less than the conversion price for the Series G Preferred.

Limitations Upon Conversion Rights. No holder could convert shares of Series G Preferred if such conversion would result in the holder beneficially owning in excess of 9.9% of the outstanding common stock, unless waived by the holder. In addition, we would not issue any shares of common stock upon conversion of shares of Series G Preferred if the issuance of such shares of common stock would exceed the aggregate number of shares of common stock that we may issue upon conversion of all outstanding shares of Series G Preferred and the outstanding warrants offered hereby without breaching our obligations under the listing rules of the NASDAQ Stock Market relating to stockholder approval of certain issuances of securities.

Redemption. Odyssey had the option to redeem the Series G Preferred, in whole or in part, at any time after December 15, 2010 at a redemption price of 100% of the liquidation value. Commencing after March 31, 2011, the redemption price would increase 1.0% each month without cap. Each holder will had the option to require Odyssey to redeem the Series G Preferred, in whole or in part, at any time after December 15, 2011 at a redemption price commencing at 109% of the liquidation value, which increased 1.0% each month without cap such that, after December 15, 2011, the holder’s and Odyssey’s redemption prices will equal. In either case, the redemption price to be paid by Odyssey for each share of Series G Preferred would be the redemption prices referred to above plus accrued dividends. There was no sinking fund requirement for redemption of the Series G preferred stock.

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

The following table summarizes the allocation for each of these transactions as of October 11, 2010:

	Financing	Exchange	Total
Redeemable preferred stock (1)	$2,747,476	$888,997	$3,636,473
Compound embedded derivatives (2)	1,389,114	261,318	1,650,432
Warrant derivatives (2)	913,410	161,190	1,074,600
Extinguishment loss	—	(383,023)	(383,023)

	$5,050,000	$928,482	$5,978,482

(1)	The fair value of the redeemable preferred stock was estimated based upon its forward cash flow value, at a credit-risk adjusted market interest rate, as enhanced by the fair value of the conversion feature. Credit-risk adjusted rates used to discount the cash flow component ranged from 3.98% to 4.89% over our estimated period to redemption, which was October 2013. The fair value of the conversion feature is reflected in the compound embedded derivative line of the table.
(2)	See NOTE K for information related to the valuation of these financial instruments both on the inception date of the transactions and at December 31, 2013.

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

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Because the Series G Preferred was redeemable at the holder’s option, we were required to record the residual from our allocation to the mezzanine section. This amount was further subject to accretion to the redemption value over the term to the earliest redemption date using the effective method. The Series G Preferred was fully accreted to its redemption value during the period from inception to April 2011.

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

In November 2012, the exercise price of the warrants issued in connection with the Series G Convertible Preferred Stock adjusted from $2.50 to $2.4648 when we issued common stock at a lower price. The reduction in exercise price resulted in an increase in the fair value of the warrants of approximately $106,000. 525,000 warrants remain at December 31, 2013. These warrants are set to expire in April 2014.

NOTE R – STOCKHOLDERS’ EQUITY/(DEFICIT)

Common Stock

In 2013, we issued 3,552,357 shares of common stock, valued at $9,279,887, representing payment for principal and interest on our Initial Note and Additional Note as described in NOTE L

During the three-month period ended December 31, 2013, we issued 1,725,000 shares of common stock to five accredited investors upon conversion of 1,725,000 outstanding warrants associated with the Series G Convertible Preferred Stock.

During the three-month period ended March 31, 2013, we issued 2,010,500 shares of common stock to accredited investors upon exercise of their outstanding warrants.

During 2012, we issued 1,441,013 shares of common stock, valued at $4,262,528, representing payment for principal and interest on our Initial Note and Additional Note as described in NOTE L.

During the three-month period ended September 30, 2012, we issued 287,500 shares of common stock to four accredited investors upon exercise of 287,500 outstanding warrants. We also issued 140,000 shares of common stock for the conversion of 1 share of Series G Convertible Preferred Stock and 8,900 shares of common stock upon the exercise of stock options from the employee stock incentive plan.

Convertible Preferred Stock

We have 32,400 shares of Series D Convertible Preferred Stock issued and outstanding. Series D is convertible into common stock at a ratio of 1 to 1. The liquidation preference for Series D is $3.50 per share of common stock into which the Series D could then be converted. There are no other rights attached to these convertible instruments.

Stock-Based Compensation

We have one active stock incentive plan, the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options could no longer be granted from that Plan but any granted and unexercised options continued to exist until exercised or they expired. As of December 31, 2013 all outstanding options in the 1997 Stock Incentive Plan have expired. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, the shareholders’ approved an amendment to the 2005 Stock Incentive Plan which resulted in the addition of 3,000,000 shares of common stock to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an officer, director or eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

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

The share based compensation charged against income for the periods ended December 31, 2013, 2012 and 2011 was $2,582,009, $1,657,800 and $1,796,628, respectively.

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2013, 2012 and 2011 were $1.42, $1.45 and $2.74, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	.41-1.28%	.39-.67%	1.51-1.89%
Expected volatility of common stock	59.2-68.2%	65.3-71.6%	69.0-70.0%
Dividend yield	0%	0%	0%
Expected life of options	3.0-4.1 years	3.0-4.1 years	3.0-4.1 years

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	3,537,236	$3.78
Granted	633,835	$2.74
Exercised	—	$—
Cancelled	(771,666)	$3.50

Outstanding at December 31, 2011	3,399,405	$3.78
Granted	771,969	$2.85
Exercised	(15,150)	$2.61
Cancelled	(736,070)	$4.42

Outstanding at December 31, 2012	3,420,154	$3.31
Granted	1,233,822	$2.99
Exercised	(204,500)	$2.24
Cancelled	(1,453,600)	$3.61

Outstanding at December 31, 2013	2,995,876	$3.31

Options exercisable at December 31, 2011	2,926,930	$3.79

Options exercisable at December 31, 2012	2,754,227	$3.44

Options exercisable at December 31, 2013	2,118,903	$2.94

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2013, 2012 and 2011 were $16,450, $371,142 and $133,750, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2013, 2012 and 2011 were $16,450, $524,500 and $169,500, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2013, 2012 and 2011 are $183,000, $14,475 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2013, 2012 and 2011 was $1,498,040, $832,177 and $1,145,112, respectively.

As of December 31, 2013, there was $1,203,599 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 1.83 years.

The following table summarizes information about stock options outstanding at December 31, 2013:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.74 – $2.74	1,344,554	2.5	$2.69
$2.89 – $4.00	1,651,322	3.33	$3.13

	2,995,876	2.94	$2.93

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2013 and changes during the year ended December 31, 2013 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	178,807	$2.73
Granted	411,383	$2.89
Vested	(402,065)	$2.81
Cancelled	—	$—

Unvested at December 31, 2013	188,125	$2.89

The fair value of restricted stock awards vested during the years ended December 31 2013, 2012 and 2011 was $854,861, $1,286,257 and $1,329,573, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2013, 2012 and 2011 is $380,013, $514,964 and $300,139, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2013, 2012 and 2011 were $2.89, $3.91 and $2.67, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2013, 2012 and 2011 are 1.2, 1.0 and 1.0 years, respectively. As of December 31, 2013, there was a total of $525,401 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2013:

Common Stock Warrants	Exercise Price	Termination Date
525,000	$2.44	4/13/2014
1,562,500	$3.60	11/9/2016

2,087,500

NOTE S – INCOME TAXES

As of December 31, 2013, we had consolidated income tax net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $108,547,933. The federal NOL carryforwards from 1998 forward will expire in various years beginning in 2018 and ending through the year 2032. For 2013, approximately $24,724,748 of federal NOLs from the years 1998 – 2005 will be fully utilized. From 2023 through 2028, approximately $43 million of the NOL will expire, and from 2029 through 2032, approximately $65 million of the NOL will expire.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011
Current
Federal	$481,055	$—	$—
State	15,000	—	—
Foreign	—	—	—

	$496,055	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$42,412,630
Capital loss carryforward	385,188
Accrued expenses	62,672
Deferred revenue	644,367
Reserve for accounts receivable	2,048,105
Reserve for inventory return	130,012
Stock option and restricted stock awards	907,476
Start-up costs	107,154
Excess of book over tax depreciation	1,428,417
Investment – unconsolidated entity	3,687,310
Less: valuation allowance	(51,625,159)

188,172

Deferred tax liability:
Prepaid expenses	118,860
Property and equipment basis	69,312

188,172

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2013. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of December 31, 2013.

The change in the valuation allowance is as follow:

December 31, 2013	$51,625,159	December 31, 2012	$57,901,529
December 31, 2012	$57,901,528	December 31, 2011	$52,515,797

Change in valuation allowance	$(6,276,369)	Change in valuation allowance	$5,385,732

Income taxes for the twelve month periods ended December 31, 2013, 2012 and 2011 differ from the amounts computed by applying the effective income tax rate of 34.0% to income taxes as a result of the following:

	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012	12 Month Period Ended December 31, 2011
Expected benefit	$(3,483,374)	$(6,180,388)	$(5,516,605)
Effects of:
State income taxes net of federal benefits	(176,839)	(181,423)	(205,521)
U.S. Income Tax Expense at the 20% AMT Rate	509,495	—	—
Nondeductible expenses	31,640	17,994	17,657
Stock options and restricted stock awards	790,011	223,720	833,749
Derivatives	(783,994)	322,848	(1,693,247)
Change in valuation allowance	(6,276,369)	5,385,732	6,531,871
Change in net operating loss	0	832,408	3,564
CFC Dividend Income	9,190,723	(374,051)	—
Change in rate estimate	15,767	(42,925)	23,798
Foreign Rate Differential	662,745	—	—
Other, net	16,250	(3,914)	4,734

Income tax provision (benefit)	$496,055	$—	$—

During the twelve-month periods ended December 31, 2013 and 2012, we recognized certain tax benefits and (liabilities), prior to any valuation allowances, related to stock option plans in the amount of $216,675 and $230,721, respectively. If we did not have a full valuation allowance, such benefits would be recorded as an increase in the deferred tax asset and an increase in additional paid-in capital.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and do not need to record any provision for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2010.

We are currently in the process of seeking a private letter ruling request with the Internal Revenue Service which will grant us relief to make a late election to carryback our 2008 federal NOL either three, four, or five taxable years preceding the taxable year of the applicable NOL, in lieu of the general two-year carryback period. We would carryback the NOL five years to the 2003 tax year. There would be no cash-tax benefit of the carryback as we had a taxable loss during the 2003 tax year. The benefit of making the 5 year carryback election is that the 2008 NOL will now be able to offset 100 percent of future alternative minimum taxable income instead of only offsetting 90 percent. If the Internal Revenue Service grants us relief we will reverse the AMT tax provision in the quarter relief is granted as we will be able to fully offset alternative minimum taxable income instead of only 90 percent.

NOTE T – MAJOR CUSTOMERS

During the fiscal year ended December 31, 2013, we had one customer who accounted for 87.2% of our total revenue. For the fiscal year ended December 31, 2012, we had three customers who accounted for 30.3%, 28.5% and 28.8% of our total revenue.

NOTE U – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the “Seattle” (formerly “Republic”) and “HMS Sussex” (formerly “Cambridge”) projects and have recorded $887,500 as Deferred Income from Revenue Participation Rights (See NOTE P). We are contingently liable to share the future revenue of these projects only if revenue is derived from these specific projects.

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

Legal Proceedings

On April 16, 2012, the Kingdom of Spain filed a motion with the district court for an award of attorney’s fees and costs related to the “Black Swan” case claiming in excess of $3,000,000. On November 15, 2012, the Magistrate Judge entered a Report and Recommendation recommending Spain recover fees and costs, but only those incurred after dismissal of the case from February 10, 2012 to March 20, 2012, related to the transfer of artifacts held in Gibraltar. This amounted to approximately $130,000 of which the full amount was reserved in 2012. Failing to adopt the Report and Recommendation, on September 26, 2013 the District Court Judge entered an Order assessing $1,072,979 related to attorney’s fees. Payment was made on October 11, 2013, and a Satisfaction of Judgment was executed and filed on October 21, 2013. The difference between the $1,072,979 and $130,000 of $942,979 was expensed in entirety in the Marketing, general and administrative line of our Consolidated Statement of Income.

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. Management currently believes that these claims and suits will not have a material adverse impact on its financial position or its results of operations.

Other Commitments and Contingencies

We currently charter our exploration vessel, the Dorado Discovery. The charter for this vessel is set to expire on April 30, 2014. The vessel’s owner has agreed to extend the charter for four additional years. Years one and two will be at £8,400 sterling per day (approximately $14,000 USD) and years three and four will be at £8,960 sterling (approximately $14,900 USD) per day.

Trends and Uncertainties

Our 2014 business plan requires us to generate new cash inflows during 2014 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized which may require us to curtail our desired business plan until we generate additional cash. We currently have no commitments for new debt or issuance of new equity and we can offer no assurance any of our planned projects will be successful in providing additional cash during 2014. We have experienced several years of net losses. Our capacity to generate net income in future periods is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating income from other projects. In 2014, we will seek to monetize some of our stake in our mineral exploration shareholdings, recover and monetize cargo from the SS Central America, and generate cash inflows from other projects and opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less new cash inflows. While we have been successful in generating cash inflows and raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2014.

NOTE V – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2013 and 2012. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2013
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue—net	$863,072	$253,745	$5,554,460	$17,242,672
Gross profit	717,371	158,661	5,384,887	16,958,243
Net income (loss)	(9,665,379)	(10,895,976)	(931,393)	10,751,476
Basic and diluted net income per share	$(0.12)	$(0.14)	$(0.01)	$0.13

	Fiscal Year Ended December 31, 2012
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue—net	$2,899,752	$1,426,631	$946,097	$7,925,035
Gross profit	2,865,563	1,336,739	891,860	7,867,816
Net income (loss)	(5,481,799)	(15,590,350)	3,802,983	(914,947)
Basic and diluted net income per share	$(0.08)	$(0.21)	$0.05	$(0.01)

NOTE W – GAIN ON SILVER FIXED PRICE SWAP

During the three-month period ended September 30, 2013, we entered into two fixed price swap hedge contracts to mitigate the exposure risk related to silver price volatility. We entered into these contracts specifically related to the time period the recovered silver from the Gairsoppa project was sold into the London bullion market during the later of 2013. The price per silver troy ounce was reaching a period high when we entered into the contracts as compared to when the silver was recovered in mid-July. The first contract was for 250,000 troy ounces of silver and covered the period from October 1 to October 31, 2013. The fixed price was $24.40 per troy ounce. The second contract was for 250,000 troy ounces of silver and covered the period from November 1 to November 30, 2013. The fixed price on the second contract was $23.10 per troy ounce. There are no active contracts as of December 31, 2013. If the average silver price was less than the fixed price, we would receive the difference multiplied by the 250,000 troy ounces. If the average silver price was greater than the fixed price, we would owe the difference multiplied by the 250,000 troy ounces. During the three-month period ended December 31, 2013, we realized a combined gain of $1,206,350 on these contracts.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2011, 2012 and 2013

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred recovery cost reserve
2011	2,557,149	—	—	—	2,557,149
2012	2,557,149	—	—	2,557,149	—
2013	—	—	—	—	—
Inventory reserve
2011	479,459	—	—	87,256	392,203
2012	392,203	—	—	24,645	367,558
2013	367,558	3,774	—	—	371,332
Accounts receivable reserve
2011	8,494,672	—	—	2,104,079	6,390,593
2012	6,390,593	—	—	1,570,000	4,820,593
2013	4,820,593	500,000	—	189,000	5,131,593

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 17, 2014	By:	/s/ GREGORY P. STEMM
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ GREGORY P. STEMM Gregory P. Stemm	Chief Executive Officer (Principal Executive Officer)	March 17, 2014

/S/ PHILIP S. DEVINE Philip S. Devine	Chief Financial Officer (Principal Financial Officer)	March 17, 2014

/S/ MARK D. GORDON Mark D. Gordon	President and Chief Operating Officer	March 17, 2014

/S/ JAY A. NUDI Jay A. Nudi	Controller & Treasurer (Principal Accounting Officer)	March 17, 2014

/S/ BRADFORD B. BAKER Bradford B. Baker	Chairman of the Board	March 17, 2014

/S/ DAVID J. SAUL David J. Saul	Director	March 17, 2014

/S/ MAX H. COHEN Max H. Cohen	Director	March 17, 2014

/S/ JON D. SAWYER Jon D. Sawyer	Director	March 17, 2014

/S/ MARK B. JUSTH Mark B. Justh	Director	March 17, 2014

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 13, 2006)

3.4	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated January 22, 2007)

3.5	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

4.1	Form of Warrant to Purchase Common Stock—Modification to Series G Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated April 20, 2011)

4.2	Reference is hereby made to Exhibit 10.19

10.2	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.3*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.4	Revolving Credit Loan and Security Agreement with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 8, 2008)

10.5	Revolving Credit Note with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated February 8, 2008)

10.6	Loan Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.7	Commercial Promissory Note with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.8	Mortgage and Security Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.9	First Amendment to Revolving Credit Loan and Security Agreement with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 26, 2010)

10.10	Renewal to Revolving Credit with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 26, 2010)

10.11	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2010)

10.12	Second Amendment to Revolving Credit Loan and Security Agreement dated May 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.13	Amendment to Real Estate Loan Agreement dated May 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.14	Securities Purchase Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 9, 2011)

10.15	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed November 9, 2011)

10.16	Warrant to Purchase Common Stock dated November 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed November 9, 2011)

10.17	Registration Rights Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed November 9, 2011)

10.18	Third Amendment to the Loan and Security Agreement with Fifth Third Bank dated March 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2012)

10.19	Renewal, Advance and Consolidation Commercial Term Promissory Note dated March 30, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 5, 2012)

10.20	Amendment Agreement dated April 25, 2012, to the Securities Purchase Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated April 26, 2012)

10.21	Form of Additional Note dated April 25, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K dated April 26, 2012)

10.22	Additional Note dated May 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 10, 2012)

10.26	Fourth Amendment to the Loan and Security Agreement with Fifth Third Bank dated July 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2013)

10.27	Renewal Commercial Term Promissory Note dated July 11, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated July 17, 2013)

10.28	Renewal Commercial Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated July 17, 2013)

10.29	Second Amendment to Loan Agreement with Fifth Third Bank dated July 11, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated July 17, 2013)

10.30	Mortgage and Note Modification Agreement with Fifth Third Bank dated July 11, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated July 17, 2013)

10.31	Loan Agreement dated July 24, 2013, with Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 30, 2013)

10.32	Non-Revolving Line Of Credit Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated July 30, 2013)

10.33	Securities Purchase and Option Agreement dated July 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2013)

10.34	First Amendment to Unit Option Agreement dated December 30, 2013

10.35	Third Amendment to Unit Option Agreement dated December 30, 2013

21.1	Subsidiaries of the Registrant

23.1	Consent of Ferlita, Walsh, Gonzalez & Rodriguez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101	XBRL Interactive Data File