Form 10-Q
period 2014-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2014-05-12
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of May 2, 2014 was 84,786,098.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,767,721	$21,322,257
Restricted cash	361,205	10,685,732
Accounts receivable and other, net	212,483	207,005
Inventory	687,643	314,738
Other current assets	1,417,350	1,080,364

Total current assets	8,446,402	33,610,096

PROPERTY AND EQUIPMENT
Equipment and office fixtures	23,524,723	21,995,031
Building and land	4,761,538	4,756,306
Accumulated depreciation	(17,562,146)	(16,973,085)

Total property and equipment	10,724,115	9,778,252

NON-CURRENT ASSETS
Inventory	5,199,087	5,206,318
Other non-current assets	1,623,189	2,865,941

Total non-current assets	6,822,276	8,072,259

Total assets	$25,992,793	$51,460,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,087,043	$3,472,612
Accrued expenses and other	2,948,109	5,294,420
Deferred revenue	1,840,404	1,840,404
Derivative liabilities	1,153,536	970,823
Mortgage and loans payable	3,496,112	16,369,582

Total current liabilities	12,525,204	27,947,841

LONG-TERM LIABILITIES
Mortgage and loans payable	5,123,458	5,662,226
Deferred income from revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	9,767,208	10,305,976

Total liabilities	22,292,412	38,253,817

Commitments and contingencies (Note H)

STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 9,675,200 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 134,800 shares authorized; 32,400 issued and outstanding	3	3
Common stock – $.0001 par value; 150,000,000 shares authorized; 83,939,140 and 83,882,577 issued and outstanding, respectively	8,394	8,388
Additional paid-in capital	194,128,471	193,272,576
Accumulated deficit	(185,752,895)	(175,954,138)

Total stockholders’ equity before non-controlling interest	8,383,973	17,326,829
Non-controlling interest	(4,683,592)	(4,120,039)

Total stockholders’ equity	3,700,381	13,206,790

Total liabilities and stockholders’ equity	$25,992,793	$51,460,607

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUE
Artifact sales and other	$564,602	$803,072
Exhibit	1,484	60,000

Total revenue	566,086	863,072

OPERATING EXPENSES
Cost of sales – artifacts and other	119,605	145,701
Marketing, general and administrative	3,014,525	2,791,321
Operations and research	7,095,683	5,733,233

Total operating expenses	10,229,813	8,670,255

INCOME (LOSS) FROM OPERATIONS	(9,663,727)	(7,807,183)

OTHER INCOME (EXPENSE)
Interest income	2,051	2,699
Interest expense	(527,620)	(1,071,055)
Change in derivative liabilities fair value	(182,713)	(662,410)
Other	9,697	23,312

Total other income (expense)	(698,585)	(1,707,454)

INCOME (LOSS) BEFORE INCOME TAXES	(10,362,312)	(9,514,637)
Income tax (provision)	—	(150,742)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(10,362,312)	(9,665,379)
Non-controlling interest	563,555	—

NET INCOME (LOSS)	$(9,798,757)	$(9,665,379)

NET INCOME (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(.12)	$(.12)

Weighted average number of common shares outstanding with participating securities per the two-class method
Basic	83,937,883	77,344,388

Diluted	83,937,883	77,344,388

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(10,362,312)	$(9,665,379)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	629,563	453,732
Investment in consolidated entity	—	(301,093)
Loan fee amortization	15,046	69,297
Change in derivatives liabilities fair value	182,713	662,410
Note payable interest accretion	256,560	620,036
Share-based compensation	742,775	688,580
(Increase) decrease in:
Restricted cash	324,527	45,878
Accounts receivable	(5,478)	1,521,863
Inventory	(365,674)	245,309
Other assets	890,719	(46,694)
Increase (decrease) in:
Accounts payable	(385,567)	238,863
Accrued expenses and other	(2,106,604)	(10,703,128)

NET CASH (USED) BY OPERATING ACTIVITIES	(10,183,732)	(16,170,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,575,426)	(2,370,915)

NET CASH (USED) BY INVESTING ACTIVITIES	(1,575,426)	(2,370,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	4,660,655
Proceeds from sale of subsidiary stock	—	15,000,000
Restricted cash held as collateral on loan payable	10,000,000	—
Repayment of mortgage and loans payable	(13,795,378)	(167,869)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,795,378)	19,492,786

NET (DECREASE) INCREASE IN CASH	(15,554,536)	951,545

CASH AT BEGINNING OF PERIOD	21,322,257	10,096,414

CASH AT END OF PERIOD	$5,767,721	$11,047,959

SUPPLEMENTARY INFORMATION:
Interest paid	$329,205	$106,938
Income taxes paid	$15,000	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$113,126	$165,748
Equipment purchased with financing	$—	$27,880
Debt repayment with common shares	$—	$3,130,435

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2014, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc., Odyssey Marine Entertainment, Inc., Odyssey Marine Enterprises, Ltd., Odyssey Marine Management, Ltd., Oceanica Marine Operations, S.R.L., and majority interests in Oceanica Resources, S.R.L. and Exploraciones Oceanicas, S. De R.L. De C.V. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling interest are presented within equity and net income, and are shown separately from the Company’s equity and net income attributable to the Company.

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

Artifact sales and other may also consist of revenues related to the recovery of bulk silver bullion from the Gairsoppa project that exceeds the directly related operating and recovery expenses. Revenue is recognized when our contractual obligation is completed to deliver the silver bullion to the refining agent, the amount of revenue is reasonably assured based on the London Bullion Market rates and the bullion is in a format ready for sale into the market. 2014 revenue does not contain Gaisoppa project silver sales. Operating and recovery expenses incurred in connection with the Gairsoppa contract consist of vessel-related expenses (ships’ crew, provisions, port fees and charter expenses), fuel, specialized equipment and administrative expenses. These expenses are charged to the Consolidated Statements of Income as incurred and subsequently reimbursed per our contract and recorded as a benefit (credit to expense) in the period we are assured of recoupment.

Artifact sales and other is where we would recognize deferred revenue related to revenue participation rights we previously sold to investors. Upon receipt of funds payable to the investors for their revenue participation rights, revenue would be recognized based upon the percent of investor-related proceeds from the sale of silver as a percentage of total proceeds that investor could earn under the revenue participation agreement.

Under our agreement with the United Kingdom Government for the Gairsoppa project, any proceeds from the recovery of the government-owned silver cargo were first applied as a reimbursement to us for search and recovery expenses related to the project. Any remaining net proceeds from the silver owned by the United Kingdom Government were then split 20/80 between the government and us, respectively. In 2013 the proceeds from the silver sales were sufficient to fully reimburse our expenses and to provide net proceeds that were split between the two parties. The Gairsoppa project revenue recognized by us in 2013 resulted from our share of the net proceeds from the sale of the recovered silver bullion that belonged to the United Kingdom Government. The United Kingdom Government reimburses us for all of the expenses incurred by us to recover their silver. Accordingly, we applied the expense reimbursement credit against our search and recovery expenses in our respective years Consolidated Statement of Income under the caption “Operating Expenses: Operations and Research.”

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

Inventory

Our inventory consists of artifacts recovered from the SS Gairsopa and SS Republic shipwrecks, general branded merchandise and related packaging material. Inventoried costs of recovered artifacts include the costs of recovery, conservation and administrative costs to obtain legal title to the artifacts. Administrative costs are generally legal fees or insurance settlements required in order to obtain clear title. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

Packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Costs associated with the above noted items are the costs included in our costs of goods. Vessel costs associated with expedition revenue as well as exhibit costs are not included in cost of goods sold. Vessel costs include, but are not limited to, charter costs, fuel, crew and port fees. Vessel and exhibit costs are included in Operations and research in the Consolidated Statements of Operations. In the case of prior revenues associated with the Gairsoppa project, the United Kingdom owned the silver we sold into the London Bullion Market on their behalf, therefore, there was no associated cost of goods.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At March 31, 2014, we did not own securities with a maturity greater than three months.

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

At March 31, 2014 and 2013, weighted average common shares outstanding year-to-date were 83,937,883 and 77,344,388, respectively. For the periods ended March 31, 2014 and 2013, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2014	March 31, 2013
Average market price during the period	$2.10	$3.24

In the money potential common shares from options excluded	10,057	396,105
In the money potential common shares from warrants excluded	—	555,877

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
	March 31, 2014	March 31, 2013

Out of the money options and warrants excluded:
Stock options with an exercise price of $2.73 per share	651,969	—
Stock options with an exercise price of $2.74 per share	633,835	—
Stock options with an exercise price of $2.89 per share	993,822	—
Stock options with an exercise price of $3.25 per share	100,000	—
Stock options with an exercise price of $3.30 per share	—	100,000
Stock options with an exercise price of $3.40 per share	100,000	—
Stock options with an exercise price of $3.43 per share	40,000	40,000
Stock options with an exercise price of $3.50 per share	100,000	345,000
Stock options with an exercise price of $3.51 per share	—	959,500
Stock options with an exercise price of $3.53 per share	—	194,100
Stock options with an exercise price of $3.90 per share	20,000	20,000
Stock options with an exercise price of $4.00 per share	52,500	52,500
Stock options with an exercise price of $5.00 per share	—	200,000
Stock options with an exercise price of $7.00 per share	—	100,000
Warrants with an exercise price of $2.44 per share	525,000	—
Warrants with an exercise price of $3.60 per share	1,562,500	1,562,500

Total anti-dilutive warrants and options excluded from EPS	4,779,626	3,573,600

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

Potential common shares from Convertible Preferred Stock excluded from EPS	32,400	206,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2014	March 31, 2013

Potential common shares from unvested restricted stock awards excluded from EPS	654,342	505,503

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss)	$(9,798,757)	$(9,665,379)

Numerator, basic and diluted net income (loss) available to stockholders	$(9,798,757)	$(9,665,379)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	83,937,883	77,344,388

Common shares outstanding for basic	83,937,883	77,344,388

Shares used in computation – diluted:
Common shares outstanding for basic	83,937,883	77,344,388
Dilutive effect of potential common shares outstanding	—	—

Shares used in computing diluted net income per share	83,937,883	77,344,388

Net income (loss) per share – basic	$(0.12)	$(0.12)
Net income (loss) per share – diluted	$(0.12)	$(0.12)

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

Fair Value of Financial Instruments

Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments, mortgage and loans payable, and redeemable preferred stock, if any. We carry cash and cash equivalents, accounts payable and accrued liabilities, and mortgage and loans payable at the approximate fair market value, and, accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. We carry derivative financial instruments at fair value as is required under current accounting standards. If any, we carry redeemable preferred stock at historical cost and accrete carrying values to estimated redemption values over the term of the financial instrument.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets (See NOTE M for additional information). We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, in the past, we have entered into certain other financial instruments and contracts, such as the sale and issuance of redeemable preferred stock and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815 – Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.

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

Redeemable Preferred Stock

If we issue redeemable preferred stock instruments (and, if ever, any other redeemable financial instrument we may enter into) they are initially evaluated for possible classification as a liability in instances where redemption is certain to occur pursuant to ASC 480 – Distinguishing Liabilities from Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

NOTE C – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an interest-bearing account from which principal and interest payments are made. This mortgage loan has since been extended to July 2016. As extended, the new loan calls for a restricted cash balance of $400,000 to be funded annually for principal and interest payments (see NOTE I). The balance in the restricted cash account is held as additional collateral by the Bank and is not available for operations. The balance in this account at March 31, 2014, was $361,205.

NOTE D – ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following:

	March 31, 2014	December 31, 2013
Trade	$4,817,287	$4,808,678
Other	526,789	529,920
Reserve allowance	(5,131,593)	(5,131,593)

Accounts receivable, net	$212,483	$207,005

The entire $5,131,593 reserve amount relates to Neptune Minerals, Inc. discussed in greater detail in NOTE F. Of this total, $4,631,593 relates to Dorado Ocean Resources, Ltd. from 2010 also discussed further in NOTE F.

NOTE E – INVENTORY

Our inventory consisted of the following:

	March 31, 2014	December 31, 2013
Artifacts	$5,399,521	$5,406,183
Packaging	87,179	85,133
Merchandise	771,362	401,072
Merchandise reserve	(371,332)	(371,332)

Total inventory	$5,886,730	$5,521,056

Of these amounts, $5,199,087 and $5,206,318 are classified as non-current as of March 31, 2014 and December 31, 2013, respectively.

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

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and shares of Class B non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. We have a net share position in NMI of 6,184,976 Class B non-voting shares, which currently represents an approximate 29.6% ownership interest.

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

At March 31, 2014, our share of unrecognized DOR (NMI) losses is $19.7 million. We have not recognized the accumulated $19.7 million in our income statement because these losses exceed our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. Based on the NMI and DOR transactions described above, we believe it is appropriate to allocate this loss carryforward of $19.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of March 31, 2014. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during the three-months ended September 30, 2013, we, along with a second creditor, loaned funds to NMI of which our share is $500,000, and this indebtedness is evidenced by a convertible note. This funding was not for the purpose of funding NMI’s prior losses but for current requirements. Per ASC 323-10-35-29: Additional Investment After Suspension of Loss Recognition, we concluded this loan does not increase our ownership nor is it to be considered in-substance stock. Based on the financial position of NMI at December 31, 2013, we reserved for this note in its entirety. This note carried an interest rate of 6% per annum and matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. The note was convertible into NMI’s Class A voting shares at $12.00 per share upon maturity. During April 2014, we modified the conversion feature with NMI whereas, during April 2014, the note was converted into 55,225 shares of Class A Preferred non-voting stock. These shares are convertible into 522,500 shares of Class A voting shares.

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

NOTE G – INCOME TAXES

For the quarter ended March 31, 2014, we generated $8.4 million of federal NOL carryforwards and $1.2 million of foreign NOL carryforwards. As of March 31, 2014, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $116.9 million and net operating loss carryforwards for foreign income tax purposes of approximately $10.7 million. The federal NOL carryforwards from 1998 forward will expire in various years beginning in 2018 and ending through the year 2032.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at March 31, 2014. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of March 31, 2014. There was no U.S. income tax expense for the three months ended March 31, 2014 due to the generation of net operating losses which were not previously benefited in the Company’s financial statements.

The increase in the valuation allowance as of March 31, 2014 is due to the generation of $9.6 million in net operating loss carryforwards.

The change in the valuation allowance is as follows:

March 31, 2014	$54,955,172
December 31, 2013	51,625,159

Change in valuation allowance	$3,330,013

Our estimated annual effective tax rate for first quarter of 2014 is 34.39% while our effective tax rate is 0% because of the full valuation allowance. We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2010.

We are currently in the process of seeking a private letter ruling request with the Internal Revenue Service which will grant us relief to make a late election to carryback our 2008 federal NOL either three, four, or five taxable years preceding the taxable year of the applicable NOL, in lieu of the general two-year carryback period. We would carryback the NOL five years to the 2003 tax year. There would be no cash-tax benefit of the carryback as we had a taxable loss during the 2003 tax year. The benefit of making the 5 year carryback election is that the 2008 NOL will now be able to offset 100 percent of future alternative minimum taxable income instead of only offsetting 90 percent. If the Internal Revenue Service grants us relief we will reverse the prior AMT tax liability in the quarter relief is granted as we will be able to fully offset alternative minimum taxable income instead of only 90 percent.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. We are currently not a party to any pending litigation.

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

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Term loan	$4,500,000	$5,000,000
Project loan	—	10,000,000
Face value $10,000,000, 8% Convertible Senior Note Payable	—	1,176,076
Face value $8,000,000, 9% Convertible Senior Note Payable	2,341,646	4,039,446
Mortgage payable	1,777,924	1,816,286

	$8,619,570	$22,031,808

Term Loan

Our current term loan, which is a result of amending its predecessor during July 2013, has a maturity date in July 2016. This facility bears floating interest at the one month LIBOR rate as reported in the Wall Street Journal plus 500 basis points. Beginning January 2014, we were required to make semi-annual payments of $500,000. Any prepayments made in full or in part were without premium or penalty. No restricted cash payments are required to be kept on deposit. This facility has substantially all the same terms that were attached to its predecessors as disclosed in previous Securities and Exchange Commissions filings.

This term loan is secured by approximately 25,000 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The carrying value of the borrowing base is not to exceed forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval. We were in compliance with all covenants at March 31, 2014.

Project Term Loan

During July 2013, we entered into a $10.0 million project term loan agreement with Fifth Third Bank. The facility was to mature on July 24, 2014 but was repaid in its entirety during March 2014. This term loan bore interest at a floating rate equal to the one-month LIBOR rate plus 500 basis points. We were able to make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was paid at closing. A restricted cash deposit of $500,000 was required to cover interest payments. The term loan was secured by $10.0 million that was monetized from approximately 1.8 million ounces of silver recovered from the SS Gairsoppa. We were required to comply with a number of customary affirmative and negative covenants of which we were in compliance during the existence of this facility. The proceeds were used to fund project recovery costs.

Mortgage Payable

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bore interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan matured on July 11, 2013, and required monthly principal payments in the amount of $10,750 plus accrued interest. This loan was secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contained customary representations and warranties, affirmative and negative covenants, conditions, and other provisions.

During July 2013 when the above noted mortgage matured, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest are required. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of March 31, 2014, the loan balance outstanding was $1,216,000.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of March 31, 2014, the loan balance outstanding was $561,923.

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

The indebtedness evidenced by the Initial Note bears interest at 8.0% percent per year (15% under default conditions, if applicable). Interest is compounded monthly and payable quarterly at the beginning of each calendar quarter. The Initial Note is amortized with equal monthly principal installments of $434,783 that commenced on July 8, 2012. Prepayment is not allowed. Further, the Notes may be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note was $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note was to be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). On May 10, 2012 (the six-month anniversary of the initial closing date), the conversion price applicable to the Initial Note was adjusted to $3.17, which represented 110.0% of the market price of Odyssey’s common stock. The conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that we make in shares of our common stock will be the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the average for a ten-day period immediately prior to the applicable amortization date of the volume-weighted average price of our shares of common stock.

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

The holder of the Initial Note elected to apply some of the payments due on the principal balance of the Initial Note to the Additional Note described below. During the year ended December 31, 2013, we issued 3,282,934 shares of common stock as payment of $8,608,694 in outstanding principal. During the three months ended March 31, 2014, the remaining principal balance of $1,391,306 was paid in full in cash.

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

In connection with the financing, we entered into a registration rights agreement pursuant to which we filed a registration statement with the Securities and Exchange Commission (with the “SEC”) relating to the offer and sale by the investor of the shares of common stock issuable upon conversion of the Notes and the exercise of the Warrant. Pursuant to the agreement, we were required to file the registration statement within six months of the initial closing date and to use best efforts for the registration statement to be declared effective 90 days thereafter (or 120 days thereafter if the registration statement is subject to review by the SEC).

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

On January 2, 2013, we entered into an agreement to amend the terms of the Additional Note. The installment payments due December 1, 2012, January 1, 2013 and February 1, 2013 were deferred until March 1, 2013 and the conversion price on the Additional Note was decreased from $3.74 to $3.17. We evaluated the amendment’s impact on the accounting for the Additional Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10% and the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was less than 10% of the carrying value of the

Additional Note immediately prior to the modification. Since the amendment did not result in a substantial modification, extinguishment accounting was not applicable. During the three months ended March 31, 2014, the $1,739,130 of the principal balance was paid in cash. The principal balance of the Additional Note at March 31, 2014 was $2,347,826 which is bifurcated on our balance sheet between derivative liabilities and mortgage and loans payable.

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the three months ended March 31, 2014 and 2013 amounted to $271,606 and $689,333, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See NOTE M for information about our derivatives.

NOTE J – STOCKHOLDERS’ EQUITY

Common Stock

In 2013, we issued 3,552,357 shares of common stock, valued at $9,279,887, representing payment for principal and interest on our Initial Note and Additional Note as described in NOTE I

During the three-month period ended March 31, 2013, we issued 2,010,500 shares of common stock to accredited investors upon exercise of their outstanding warrants.

Warrants

We have 2,087,500 warrants outstanding. 1,562,500 warrants are attached to our Senior Convertible debt discussed further in NOTES I and M. The conversion price on these warrants is $3.60 and are set to expire on November 9, 2016. The remaining 525,000 warrants remain were attached to our former Series G Preferred stock. These warrents have a conversion price of $2.44 and expired on April 13, 2014. See NOTE M for further information on these warrants.

Stock-Based Compensation

We have one active stock incentive plan, the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options could no longer be granted from that Plan but any granted and unexercised options continued to exist until exercised or they expired. As of December 31, 2013 all outstanding options in the 1997 Stock Incentive Plan have expired. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, our stockholders’ approved an amendment to the 2005 Stock Incentive Plan which resulted in the addition of 3,000,000 shares of common stock to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an officer, director or eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2014 and 2013 was $492,775 and $688,580.

The weighted average estimated fair value of stock options granted during the three-month periods ended March 31, 2014 and 2013 was $1.28 and $1.44, respectively. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options. The assumptions used in the Black-Scholes model were as follows for stock options granted during the three-month periods ended:

	March 31, 2014	March 31, 2013
Risk-free interest rate	2.11 - 2.66%	.41 - .63%
Expected volatility of common stock	63.54 - 65.03%	64.04 - 68.26%
Dividend yield	0%	0%
Expected life of options	6.1 - 8.2 years	3.0 - 4.1 years

NOTE K – DEFERRED REVENUE

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At March 31, 2014, we have a $1,840,404 service obligation on one service contract that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2013, we had the same service obligation of $1,840,404.

NOTE L – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At March 31, 2014, our uninsured cash balance was approximately $6.0 million.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately, on average, $906 per month until maturity in July 2016. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately, on average, $2,800 per month. See NOTE I. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of March 31, 2014 and December 31, 2013 and the amounts that were reflected in our income related to our derivatives for the years then ended:

	March 31,	December 31,
	2014	2013
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$—	$47,243

Warrant derivatives	—	47,243
Senior Convertible Notes	858,906	840,000
Series G Convertible Preferred Stock	294,630	83,580

Warrant derivatives	1,153,536	923,580

Total derivative liabilities	$1,153,536	$970,823

	March 31,	December 31,
	2014	2013
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	743,937	1,729,647

	743,937	1,729,647

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500
Series G Convertible Preferred Stock	525,000	525,000

	2,087,500	2,087,500

Total common shares linked to derivative liabilities	2,831,437	3,817,147

Note: Although the Senior Convertible Notes were indexed to 743,937 common shares as of March 31, 2014, the fair value was considered nil as of March 31, 2014.

	Three months ended March 31,
	2014	2013
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$47,243	$(640,562)
Warrant derivatives	(229,956)	(459,737)

	(182,713)	(1,100,299)
Redemptions of Senior Convertible Notes	—	437,889

Total derivative income (expense)	$(182,713)	$(662,410)

Our Series G Convertible Preferred Stock and Warrant Financing Transaction on October 11, 2010, Series G Convertible Preferred Stock and Warrant Settlement Transaction during April 2011, and Senior Convertible Note and Warrant Financing

Transaction on November 8, 2011 gave rise to derivative financial instruments. We entered into a Series G Convertible Preferred Stock and Warrant Financing Transaction and the Series G Convertible Preferred Stock and Warrant Settlement Transaction on October 11, 2010 and April 14, 2011, respectively. These transaction have since expired. The Series G Convertible Preferred Stock embodied certain terms and features that both possessed all of the conditions of derivative financial instruments and were not clearly and closely related to the host preferred contract in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and the related down-round anti-dilution protection provision, the Company’s redemption privilege and the holder’s redemption privilege. Each of the redemption features also embodies the redemption premium payments. Warrants issued with this transaction and the subsequent Settlement Transaction embodied down-round anti-dilution protection and, accordingly, were not afforded equity classification.

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Note and classified in liabilities:

	March 31, 2014	December 31, 2013
Quoted market price on valuation date	$2.29	$2.02
Contractual conversion rate	$3.17	$3.17
Range of effective contractual conversion rates	—	—
Contractual term to maturity	0.085 Years	0.33 Years
Implied expected term to maturity	0.085 Years	0.33 Years
Market volatility:
Range of volatilities	18.2% - 38.4%	47.4% - 91.2%
Range of equivalent volatilities	27.3%	59.9% - 69.9%
Contractual interest rate	9.0%	8.0 - 9.0%
Range of equivalent market risk adjusted interest rates	9.08%	8.08% - 9.08%
Range of equivalent credit risk adjusted yields	0.64%	0.67%
Risk-free rates	0.03% - 0.05%	0.01% - 0.07%

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014	2013
Balances at January 1	$47,243	$1,529,583
Issuances
Expirations from redemptions of host contracts reflected in income	(47,243)	(437,889)
Changes in fair value inputs and assumptions reflected in income		640,563

Balances at March 31	$—	$1,732,257

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. All remaining warrants linked to 1,725,000 shares of common stock were exercised on October 11, 2013. Therefore, the warrants linked to 1,725,000 shares of common stock were not outstanding as of March 31, 2014 and December 31, 2013. Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants as of March 31, 2014:

March 31, 2013
Linked common shares	1,725,000
Quoted market price on valuation date	$3.26
Contractual exercise rate	$2.4648
Term (years)	0.53
Range of market volatilities	33.8% - 44.4%
Risk free rates using zero coupon US Treasury Security rates	0.04% - 0.11%

	March, 31,		December 31,
	2014	2013	2013
Linked common shares	525,000	525,000	525,000
Quoted market price on valuation date	$2.29	$3.26	$2.02
Contractual exercise rate	$2.3793	$2.4648	$2.3793
Term (years)	0.04	1.04	0.28
Range of market volatilities	15.2% - 29.2%	34.1% - 45.3%	50.1% - 88.3%
Risk free rates using zero coupon US Treasury Security rates	0.05%	0.04% - 0.14%	0.01% - 0.07%

	March, 31		December 31,
	2014	2013	2013
Linked common shares	1,562,500	1,562,500	1,562,500
Quoted market price on valuation date	$2.29	$3.26	$2.02
Contractual exercise rate	$3.60	$3.60	$3.60
Term (years)	3.11	4.10	3.35
Range of market volatilities	47.9% - 66.1%	34.1% - 67.7%	51.1% - 78.2%
Risk free rates using zero coupon US Treasury Security rates	0.05% - 0.90%	0.07% - 0.57%	0.07% - 0.78%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	—

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014	2013
Balances at January 1	$840,000	$3,826,619
Changes in fair value inputs and assumptions reflected in income	18,906	459,737

Balances at March 31	$858,906	$4,286,356

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE N – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250

Total participating revenue rights	$4,643,750	$4,643,750

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

NOTE O – SUBSEQUENT EVENTS

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the coming 12 months. The advances will be pre-defined amounts or percentages of the value of the recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 is required to cover interest payments when the term loan is advanced.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Operational Update

Additional information regarding our announced projects may be found in our Annual Report on Form 10-K for the year ended December 31, 2013. Only projects with material status updates since those reports were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We may use our owned vessel, the Odyssey Explorer, or chartered vessels to conduct operations based on availability.

SS Central America Project

We have been awarded an exclusive contract to conduct an archaeological excavation and recover the remaining valuable cargo from the SS Central America shipwreck located approximately 160 miles off the coast of South Carolina. The ship, which was immortalized in the best-selling book, “Ship of Gold in the Deep Blue Sea,” sank in 1857 with one of the largest documented cargoes of gold ever lost at sea.

Odyssey was selected for the project by Ira Owen Kane, the court-appointed Receiver for Recovery Limited Partnership and Columbus Exploration, LLC. The contract has been approved by the Common Pleas Court of Franklin County, Ohio, which has jurisdiction over the Receivership involving Recovery Limited Partnership and Columbus Exploration LLC. The shipwreck, itself, is under the jurisdiction of the Virginia Court which is currently considering the status of the original arrest made by Columbus America Discovery Group, Inc. acting as the agent for Recovery Limited Partnership, and the most recent arrest initiated by Recovery Limited Partnership to assure its continued salvage rights.

Under the agreement with Recovery Limited Partnership, Odyssey will receive 80% of recovery proceeds until a fixed mobilization fee and a negotiated day rate are paid. Thereafter, Odyssey will receive 45% of the recovery proceeds.

During the transit of Odyssey’s research vessel, the Odyssey Explorer, from the United Kingdom to Charleston, South Carolina, to mobilize for the project, a two hour reconnaissance dive of the site was conducted to assess the current condition of the site. Items appearing to be gold bars were clearly visible on the surface of the site during the dive. Given the reconnaissance purpose of the dive, only five gold bars, two gold coins, a bottle, a piece of pottery, a sample of the shipwreck’s wooden structure and an element of a scientific experiment that was left at the site more than 20 years ago were recovered. The position of the recovered artifacts was documented for archaeological purposes and will be noted in the detailed site plan that is being created. Additional recovery work has been authorized by the United States District Court.

Odyssey commenced operations to conduct the pre-disturbance survey, archaeological excavation, scientific experiments and to recover the remaining gold and other artifacts from the site in April 2014.

HMS Victory Project

In 2008, Odyssey discovered the HMS Victory (lost 1744). Odyssey is recognized by the owner and under maritime law, as the salvor-in-possession of the wreck. After a period of joint consultation between the UK Ministry of Defense (MOD) and the UK Department for Culture, Media and Sport, and a public consultation period, the title to the HMS Victory was transferred to the Maritime Heritage Foundation in January 2012. The Foundation, a charity established to locate shipwrecks, investigate, recover and preserve artifacts to the highest archaeological standards and to promote knowledge and understanding of Britain’s maritime heritage, has now assumed responsibility for the future management of the wreck site.

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

Gairsoppa and Mantola Projects

In 2010, we were awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport and in 2011 we were awarded a similar exclusive contract for the SS Mantola. During the period 2012-2013, we recovered 110 tons of silver from the Gairsoppa. All of the silver was monetized in 2012 and 2013 for a total amount of approximately $80 million. A small amount of gold derived from refining the silver was monetized in the first quarter of 2014. During 2012-2013, we also explored part of the Mantola shipwreck, but we were unable to locate the silver cargo during the limited search period.

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

Pursuant to the salvage contracts, we still have exclusivity to these two shipwrecks. We believe silver still remains on board these two shipwrecks. Given current silver prices, the costs associated with the recovery work on these two shipwrecks, and our other projects underway, we have no immediate plans to work on these two shipwrecks in 2014.

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

Planning is underway to assemble the necessary ships and equipment for the exploration, assessment and recovery of these cargoes. Odyssey recently conducted tests of a new 6,000 meter inspection class ROV, a new 3,000 meter depth capable 7160 hull mounted multi-beam, and a 12khz 6,000 meter echo-sounder which can be utilized on these commodity projects. In addition, an advanced custom 6,000 meter depth capability search system that utilizes dual 7125 multi-beam systems has been ordered with delivery expected in second quarter of 2014 for use on commodity shipwreck search and inspection projects.

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

Subsea Mineral Mining Exploration Projects

We currently own 6.2 million of Class B non-voting shares of Neptune Minerals, Inc., (“Neptune”) a company focused on discovering and commercializing high-value mineral deposits. In 2013, we extended a convertible loan of $500,000 to Neptune, which was fully reserved for at December 31, 2013. The loan matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. The note was convertible into NMI’s Class A voting shares at $12.00 per share upon maturity. During April 2014, we modified the conversion feature with NMI whereas, during April 2014, the note was converted into 5,225 shares of Class A Preferred non-voting stock. These shares are convertible into 522,500 shares of Class A voting shares. Our current ownership of Neptune is approximately 30%. Neptune holds tenement rights to numerous SMS (Seafloor Massive Sulfides) deposits in the South Pacific that commonly contain high concentrations of copper, zinc, gold, and silver.

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

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”). Oceanica’s subsidiary is in the business of mineral exploration and controls exclusive permits in an area which is contains a large amount of phosphate mineralized material. Phosphate is a key ingredient of fertilizers. In March of 2014, Odyssey completed a first NI 43-101 report on the deposit. Odyssey initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share, or $15 million, and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

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

There are currently no pending admiralty legal proceedings to which we are a party. We have, however entered into a Services Agreement with Recovery Limited Partnership for the salvage of the SS Central America arrested in the United States District Court, Eastern District of Virginia.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2013, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2014, compared to three-months ended March 31, 2013

Increase/(Decrease)			2014 vs. 2013
(Dollars in millions)	2014	2013	$	%
Artifact sales and other	$0.6	$0.8	$(0.2)	(30%)
Exhibit	0.0	0.1	(0.1)	(98)

Total revenue	$0.6	$0.9	$(0.3)	(34%)

Cost of sales	$0.1	$0.1	$(0.0)	(18)%
Marketing, general and administrative	3.0	2.8	0.2	8
Operations and research	7.1	5.7	1.4	24

Total operating expenses	$10.2	$8.7	$1.6	18%

Other income (expense)	$(0.7)	$(1.7)	$(1.0)	(59)%

Income tax (provision)	$—	$(0.2)	$(0.2)	(100)%
Non-controlling interest	$0.6	$—	$0.6	100%
Net income (loss)	$(9.8)	$(9.7)	$0.1	1%

The explanations that follow are for the three-months ended March 31, 2014, compared to the three-months ended March 31, 2013.

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, artifacts and merchandise, the lease of our themed attraction exhibit and expedition charters.

Total revenue decreased by $0.2 million in 2014 as compared to 2013. The majority of revenues in the first quarter of both years resulted from licensing agreements and the sale of the gold obtained from refining the silver bullion recovered from the Gairsoppa shipwreck. The decrease in total revenue was primarily due to lower exhibit revenue and lower sales of other artifacts.

No costs of sales are associated with most of the revenues generated from Gairsoppa silver sales because under the terms of the agreement with the UK government, the silver is the property of the UK government and we receive 80%, of the proceeds from the monetization of the silver after recouping all of our project costs. We sold intact non-refined Gairsoppa silver bars and other Gairsoppa merchandise from inventory in 2014 which generated cost of sales. These intact non-refined silver bars that were sold in the first quarter of 2014 were acquired from the UK government. Cost of sales is recorded for the sale of each Republic coin.

Operating Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. Cost of sales decreased 18% in 2014 versus 2013. Cost of sales is recorded for the sale of each Republic coin or the sale of other items owned by Odyssey. No cost of sales are associated with the revenues generated from the Gairsoppa silver sales because under the terms of the agreement with the UK government, the silver is the property of the UK government and we receive 80% of the proceeds from the monetization of the silver after recouping all of its project costs. We sold intact non-refined Gairsoppa silver bars and other Gairsoppa merchandise from inventory in 2014 which generated cost of sales. These intact non-refined silver bars that were sold in the first quarter of 2014 were acquired from the UK government.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $3.0 million in 2014 as compared to $2.8 million in 2013. The increase of $0.2 million is primarily due to full quarter operations of Oceanica Resources S. de. R.L. (“Oceanica”) and its subsidiary in 2014 as compared to only a partial quarter in 2013.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses were $7.1 million in 2014 as compared to $5.7 million in 2013. In the first quarter of 2014, the Odyssey Explorer vessel underwent a five-year class inspection, resulting in increased repair and maintenance expense. The vessel also began repositioning to begin the Central America project. These two factors were the main contributors to a $0.8 million increase in Odyssey Explorer costs. Mineral operations in the first quarter of 2014 showed a $0.8 million increase in expenses as compared to the same period in 2013 mostly due to a full quarter of operations of Oceanica and its subsidiary in 2014. These increases were partially offset by $0.2 million reduction of the Dorado Discovery vessel expenses in the first quarter of 2014.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It also includes the change in fair value of the derivatives related to our issuance of Series G convertible warrants and senior convertible notes. Total other expense decreased from $1.7 million in 2013 to $0.7 million in 2014 as a result of a drop in interest expense (lower balance of interest-bearing debt in 2014), and the change in the fair value of the derivative financial instruments (see NOTE M). Other expense in 2014 was made up of $0.2 million in expense from the change in the fair value of derivative financial instruments (($0.1) million related to the change in the stock price/volatility, $0.1 million related to the change in the probability of exercise of certain instruments and $0.2 million of other), as well as $0.5 million of expense from interest on our financial debt. Other expense in 2013 was made up primarily of $0.7 million expense from the change in the fair value of derivative financial instruments (($1.2) million related to the change in the stock price/volatility, offset by $0.5 million of other), and by $1.1 million of expenses from interest on the financial debt of the company.

Taxes and Non-Controlling Interest

We made no provision for income taxes in 2014. Although the company has significant tax loss carryforwards, the company was subjected to alternative minimum taxes of $0.2 million in 2013 related to the sale of subsidiary stock.

Starting in 2013, we became the controlling shareholder of Oceanica which was created in the first quarter of 2013. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations.

Liquidity and Capital Resources

	Three-Months Ended
(Dollars in thousands)	March 2014	March 2013
Summary of Cash Flows:
Net cash used by operating activities	$(10,184)	$(16,170)
Net cash used by investing activities	(1,575)	(2,371)
Net cash provided by financing activities	(3,795)	19,493

Net (decrease) increase in cash and cash equivalents	$(15,555)	$952

Beginning cash and cash equivalents	21,322	10,096

Ending cash and cash equivalents	$5,768	$11,048

Discussion of Cash Flows

Net cash used by operating activities for the first three months of 2014 was $10.2 million. This amount primarily reflected a net loss before non-controlling interest of $10.4 million offset in part by non-cash items of $1.8 million including depreciation and amortization ($0.6 million), share-based compensation ($0.7 million), notes payable interest accretion and loan fee amortization ($0.3 million), and the change in the fair value of derivative liabilities ($0.2 million, see NOTE M). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $1.6 million which primarily included a $2.1 million decrease in accrued expenses. The decrease in accrued expenses in the first quarter of 2014 resulted primarily from the payment of $1.3 million to the UK on the Gairsoppa project and the payment of other accruals made at the end of 2013. Other changes in working capital in the first quarter of 2014 included a $0.4 million increase in inventory, a $0.3 million decrease in restricted cash, a $0.9 million decrease in other assets, and a $0.4 million decrease in accounts payable.

Net cash used by operating activities for the first three months of 2013 was $16.2 million. This amount primarily reflected an operating loss of $9.7 million offset in part by non-cash items of $2.2 million including depreciation and amortization ($.5 million), share-based compensation ($.7 million), notes payable interest accretion and loan fee amortization ($.7 million), and an unfavorable change in the fair value of derivative liabilities ($.7 million increase to Net Loss, see NOTE M). These non-cash expenses were offset by a $.3 million note payable that was converted to an investment in consolidated entity (“Oceanica”). Other working capital changes (including non-current assets) also provided a decrease in working capital of $8.9 million which primarily included a $10.7 decrease in accrued expenses primarily representing the $12.5 million payment to Galt Resources LLC for the remainder due on the Gairsoppa project proceeds. Other changes included a net decrease in current assets of $1.8 million (primarily relating to the $1.5 million decrease in accounts receivable relating to silver proceeds collected from the Gairsoppa project, and a $.3 million decrease in inventory and restricted cash). These increases in net current assets were offset by net increases of current liabilities, excluding accrued expenses as noted previously, of $.2 million.

Cash flows used in investing activities for the first three months of 2014 were $1.6 million. The major equipment purchases in 2014 included $0.7 million for new mineral exploration equipment for the Dorado Discovery and $0.7 million for the Odyssey Explorer which included steelwork, an umbilical cable and a control system for the ROV.

Cash flows used in investing activities for the first three months of 2013 were $2.4 million. The major purchases in the first quarter 2013 included $1.8 million for new mineral exploration equipment for the Dorado Discovery (a state-of-the-art multi-beam system and traction winch). Also included for 2013 was $0.5 million for the Odyssey Explorer which included equipment replacement and a major engine overhaul which extended the useful life of the vessel asset. Another $0.1 million in investing activities for 2013 represented the purchase of other marine and corporate property and equipment.

Cash flows used for financing activities for the first three months of 2014 were $3.7 million which primarily represents repayment of debt obligations. $3.1 million of that amount was for short term notes payable. An additional $0.5 million was a payment on the term loan from Fifth Third Bank. The $10.0 million project loan was paid off using $10.0 million in restricted cash held at Fifth Third Bank. The remaining cash flows used for financing activities were mortgage payments.

Cash flows provided by financing activities for the first three months of 2013 were $19.5 million which primarily represented $15.0 million from the sale of a 15% interest in Oceanica Resources, S. de. R.L., ( “Oceanica”), a majority owned subsidiary (see General Discussion under Other Cash Flow and Equity Areas). Additional cash flow was provided from the exercise of outstanding warrants ($4.6 million) offset by repayment of debt obligations ($.2 million).

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2014, we had cash and cash equivalents of $5.8 million, a decrease of $15.6 million from the December 31, 2013 balance of $21.3 million. This reduction was mainly the result of cash used in operations during the quarter as we prepared our vessel for future projects. The Odyssey Explorer was in port for its five-year inspection work and began to re-position to South Carolina to begin work on the Central America project. We also invested further in preparing the Dorado Discovery and the one-pass drill for future mineral exploration. A full quarter of Oceanica and its subsidiary expenses were included in the consolidated financial statements of 2014.

Financial debt of the company was reduced by $13.4 million in the first quarter of 2014, from a balance of $22.0 million at December 31, 2013 to a balance of $8.6 million at March 31, 2014. The $10 million project loan for the Gairsoppa project that was entered into in July 2013 and which had a maturity date of July 24, 2014, was paid off in full in March 2014. All payments required to be made in the first quarter of 2014 on the convertible senior notes were made in cash.

In March 2014, we announced the selection of Odyssey to conduct the recovery of any remaining valuable cargo on the SS Central America shipwreck.

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project (see discussion below under “Bank Loans”).

Bank Loans

In 2013, we amended our $5 million term loan with Fifth Third Bank (the “Bank”) so that the maturity date was extended from July 11, 2013 to July 11, 2016. In January 2014 we made a required semi-annual principal payment of $500,000 reducing the outstanding balance to $4.5 million. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit. The term loan is still secured by approximately 25,000 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants.

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The new loan is not tied to any specific shipwreck project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the coming 12 months. The advances will be pre-defined amounts or percentages of the value of the recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 is required to cover interest payments when the term loan is advanced.

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan had an initial maturity date of July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In July 2013 when the above noted mortgage was scheduled to mature, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. As of March 31, 2014, the loan balance outstanding was $1.3 million.

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

New Accounting Pronouncements

As of March 31, 2014, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $900 per month until maturity in July 2016. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,800 per month until maturity in July 2016. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not currently a party to any litigation other than the admiralty proceedings that may be described in this report. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits.

See the information set forth under the heading “Operational Update – Admiralty Legal Proceedings” in Part I, Item 2 of this report for disclosure regarding certain admiralty legal proceedings in which we were or are involved. Such information is hereby incorporated by reference into this Part II, Item 1.

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Investors should consider such risk factors, as well as the risk factor set forth below, prior to making an investment decision with respect to the Company’s securities.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

10.1	Loan Agreement dated May 7, 2014, with Fifth Third Bank (Filed herewith electronically)

10.2	Non-Revolving Line Of Credit Promissory Note dated May 7, 2014 with Fifth Third Bank (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: May 12, 2014	By:	/s/ Philip S. Devine
Philip S. Devine, Chief Financial
Officer and Authorized Officer