Form 10-Q
period 2014-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2014-08-11
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 21, 2014 was 85,229,295.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,731,262	$21,322,257
Restricted cash	800,518	10,685,732
Accounts receivable and other, net	3,845,936	207,005
Inventory	661,979	314,738
Other current assets	791,009	1,080,364

Total current assets	11,830,704	33,610,096

PROPERTY AND EQUIPMENT
Equipment and office fixtures	24,575,402	21,995,031
Building and land	4,783,687	4,756,306
Accumulated depreciation	(18,259,107)	(16,973,085)

Total property and equipment	11,099,982	9,778,252

NON-CURRENT ASSETS
Inventory	5,152,261	5,206,318
Other non-current assets	1,290,469	2,865,941

Total non-current assets	6,442,730	8,072,259

Total assets	$29,373,416	$51,460,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,063,493	$3,472,612
Accrued expenses and other	2,391,397	5,294,420
Derivative liabilities	599,844	970,823
Deferred income and revenue participation rights	1,840,404	1,840,404
Mortgage and loans payable	9,121,426	16,369,582

Total current liabilities	18,016,564	27,947,841

LONG-TERM LIABILITIES
Mortgage and loans payable	4,554,750	5,662,226
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	9,198,500	10,305,976

Total liabilities	27,215,064	38,253,817

Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 9,675,200 shares authorized; none outstanding	—	—
Preferred stock series D convertible—$.0001 par value; 134,800 shares authorized; 32,400 issued and outstanding	3	3
Common stock – $.0001 par value; 150,000,000 shares authorized; 85,229,295 and 83,882,577 issued and outstanding, respectively	8,523	8,388
Additional paid-in capital	197,027,091	193,272,576
Accumulated deficit	(189,768,776)	(175,954,138)

Total stockholders’ equity before non-controlling interest	7,266,841	17,326,829
Non-controlling interest	(5,108,489)	(4,120,039)

Total stockholders’ equity	2,158,352	13,206,790

Total liabilities and stockholders’ equity	$29,373,416	$51,460,607

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUE
Artifact sales and other	$323,264	$227,574	$887,866	$1,030,646
Exhibit	25,000	20,691	26,484	80,691
Expedition	—	5,480	—	5,480

Total revenue	348,264	253,745	914,350	1,116,817

OPERATING EXPENSES
Cost of sales – artifacts and other	57,885	95,084	177,490	240,785
Marketing, general and administrative	2,394,323	2,928,570	5,408,848	5,719,891
Operations and research	2,747,707	9,511,112	9,843,390	15,244,345

Total operating expenses	5,199,915	12,534,766	15,429,728	21,205,021

INCOME (LOSS) FROM OPERATIONS	(4,851,651)	(12,281,021)	(14,515,378)	(20,088,204)
OTHER INCOME (EXPENSE)
Interest income	22,586	56	24,637	2,755
Interest expense	(135,307)	(918,486)	(662,927)	(1,989,541)
Change in derivative liabilities fair value	553,693	1,998,599	370,979	1,336,189
(Loss) from unconsolidated entity	(522,500)	—	(522,500)	—
Other	11,346	1,376	21,043	24,687

Total other income (expense)	(70,182)	1,081,545	(768,768)	(625,910)

(LOSS) BEFORE INCOME TAXES	(4,921,833)	(11,199,476)	(15,284,146)	(20,714,114)
Income tax benefit (provision)	481,055	50,000	481,055	(100,742)

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(4,440,778)	(11,149,476)	(14,803,091)	(20,814,856)
Non-controlling interest	424,897	253,500	988,452	253,500

NET (LOSS)	$(4,015,881)	$(10,895,976)	$(13,814,639)	$(20,561,356)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(.05)	$(.14)	$(.16)	$(.26)

Weighted average number of common shares outstanding with participating securities per the two-class method
Basic	84,898,133	79,345,030	84,420,661	78,350,236

Diluted	84,898,133	79,345,030	84,420,661	78,350,236

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(14,803,091)	$(20,814,856)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	1,326,524	904,690
Investment in consolidated entity	—	(301,093)
Loss in unconsolidated entity	522,500	—
Reversal of bad debt provision	(522,500)	—
Loan fee amortization	15,046	121,909
Change in derivatives liabilities fair value	(370,980)	(1,336,189)
Note payable interest accretion	262,740	1,173,924
Senior debt interest settled with common stock	73,037	275,013
Foreign currency translation	—	1,303
Share-based compensation	1,220,661	1,240,773
(Increase) decrease in:
Restricted cash	(114,786)	91,689
Accounts receivable	(3,638,931)	1,698,691
Inventory	(293,184)	304,503
Other assets	1,849,783	(1,785,426)
Increase (decrease) in:
Accounts payable	590,883	3,362,535
Accrued expenses and other	(2,575,195)	(11,443,547)

NET CASH (USED) BY OPERATING ACTIVITIES	(16,457,493)	(26,506,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,648,254)	(2,628,940)

NET CASH (USED) BY INVESTING ACTIVITIES	(2,648,254)	(2,628,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	4,885,655
Proceeds from sale of subsidiary stock	—	25,000,000
Proceeds from issuance of loan payable	7,436,514	—
Restricted cash held as collateral on loan payable	10,000,000	—
Repayment of mortgage and loans payable	(13,921,762)	(509,429)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,514,752	29,376,226

NET (DECREASE) INCREASE IN CASH	(15,590,995)	241,205
CASH AT BEGINNING OF PERIOD	21,322,257	10,096,414

CASH AT END OF PERIOD	$5,731,262	$10,337,619

SUPPLEMENTARY INFORMATION:
Interest paid	$428,145	$206,136
Income taxes paid	$15,000	$—
NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$113,126	$165,748
Investment in unconsolidated entity per debt conversion into entity shares (See NOTE F)	$522,500	$—
Equipment purchased with financing	$—	$756,795
Debt repayment with common shares	$2,347,826	$4,695,652

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2014, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year.

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

Artifact sales and other may also consist of revenues related to the recovery of bulk silver bullion from the Gairsoppa project that exceeds the directly related operating and recovery expenses. Revenue is recognized when our contractual obligation is completed to deliver the silver bullion to the refining agent, the amount of revenue is reasonably assured based on the London Bullion Market rates and the bullion is in a format ready for sale into the market. 2014 revenue does not contain Gairsoppa project bullion sales. Operating and recovery expenses incurred in connection with the Gairsoppa contract consist of vessel-related expenses (ships’ crew, provisions, port fees and charter expenses), fuel, specialized equipment and administrative expenses. These expenses were charged to the Consolidated Statements of Operations as incurred and subsequently reimbursed per our contract and recorded as a benefit (credit to expense) in the period when we were assured of recoupment. There are no Gairsoppa operating expenses in 2014.

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

In 2014, we were contracted to recover gold and other artifacts from the shipwreck SS Central America. Our agreement allows for the reimbursement of priority recoupment costs which are based on pre-defined and quantifiable contractual amounts. Priority recoupment relates to the reimbursement to us of operating and recovery expenses related to this project. Operating and recovery expenses consist of vessel-related expenses such as ships’ crew, provisions, fuel and specialized off-shore equipment. These expenses are charged to the Consolidated Statements of Operations as incurred and the priority recoupment is recorded as a benefit (credit to expense) in the period we are assured of recoupment. These costs are recouped out of first cash proceeds from the monetization of recovered cargo items that are split 80% to us and 20% to the contractor. After these project costs are reimbursed, subsequent cash proceeds are split 45% to us and 55% to the contractor, at which point in time we will record these additional proceeds as revenue. Staff Accounting Bulletin requires four criteria to be present before recognizing revenue. These criteria are: collection is probable, delivery of goods or services are complete, persuasive evidence of an arrangement exists and the price or amount can be determined. Priority cost recoupment is not a revenue but the same criteria are applied when determining to recognize or not. We have recovered a significant amount of gold, and based on an independent appraisal of the recovered cargo, our June 30, 2014 priority recoupment is reasonably assured of being collected when the gold is monetized. We continued to work on the project subsequent to June 30, 2014, and we will earn further priority recoupment during the three-month period ending September 30, 2014. Should the appraised value exceed our priority recoupment and we are able to accurately measure or quantify a dollar amount for our 45% interest in these additional cash proceeds, we will record revenue in future periods. The value of monetization is based on what the market will bear, which is undeterminable at this time therefore we have not recorded any revenues related to our 45% portion of proceeds in excess of the priority recoupment. See NOTE D regarding the SS Central America.

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

Inventory

Our inventory consists of artifacts purchased from the SS Gairsoppa project and recovered from the SS Republic shipwreck, general branded merchandise and related packaging material. Inventoried costs of recovered artifacts include the costs of recovery, conservation and administrative costs to obtain legal title to the artifacts. Administrative costs are generally legal fees or insurance settlements required in order to obtain clear title. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

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

Comprehensive Income

Securities with a maturity greater than three months from purchase date are deemed available-for-sale and carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported as a separate component of stockholders’ equity. At June 30, 2014, we did not own securities with a maturity greater than three months.

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

At June 30, 2014 and 2013, weighted average common shares outstanding year-to-date were 84,420,661 and 78,350,236, respectively. For the periods ended June 30, 2014 and 2013, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Average market price during the period	$1.79	$3.14	$1.94	$3.19
In the money potential common shares from options excluded	1,586	299,539	5,849	333,062
In the money potential common shares from warrants excluded	—	493,329	—	525,093

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Out of the money options and warrants excluded:
Stock options with an exercise price of $2.73 per share	649,469	—	649,469	—
Stock options with an exercise price of $2.74 per share	633,835	—	633,835	—
Stock options with an exercise price of $2.89 per share	987,155	—	987,155	—
Stock options with an exercise price of $3.25 per share	100,000	—	100,000	—
Stock options with an exercise price of $3.40 per share	100,000	100,000	100,000	100,000
Stock options with an exercise price of $3.43 per share	40,000	40,000	40,000	40,000
Stock options with an exercise price of $3.50 per share	100,000	345,000	100,000	345,000
Stock options with an exercise price of $3.51 per share	—	959,500	—	959,500
Stock options with an exercise price of $3.53 per share	—	191,700	—	191,700
Stock options with an exercise price of $3.90 per share	20,000	20,000	20,000	20,000
Stock options with an exercise price of $4.00 per share	—	52,500	—	52,500
Stock options with an exercise price of $5.00 per share	—	100,000	—	100,000
Stock options with an exercise price of $7.00 per share	—	100,000	—	100,000
Warrants with an exercise price of $3.60 per share	1,562,500	1,562,500	1,562,500	1,562,500

Total anti-dilutive warrants and options excluded from EPS	4,192,959	3,471,200	4,192,959	3,471,200

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Potential common shares from Convertible Preferred Stock excluded from EPS	32,400	32,400	32,400	32,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Potential common shares from unvested restricted stock awards excluded from EPS	653,736	512,928	653,736	509,236

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$(4,015,881)	$(10,895,976)	$(13,814,639)	$(20,561,356)

Numerator, basic and diluted net income (loss) available to stockholders	$(4,015,881)	$(10,895,976)	$(13,814,639)	$(20,561,356)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	84,898,133	79,345,030	84,420,661	78,350,236

Common shares outstanding for basic	84,898,133	79,345,030	84,420,661	78,350,236

Shares used in computation – diluted:
Common shares outstanding for basic	84,898,133	79,345,030	84,420,661	78,350,236

Shares used in computing diluted net income per share	84,898,133	79,345,030	84,420,661	78,350,236

Net (loss) per share – basic	$(0.05)	$(0.14)	$(0.16)	$(0.26)
Net (loss) per share – diluted	$(0.05)	$(0.14)	$(0.16)	$(0.26)

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

NOTE C—RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an interest-bearing account from which principal and interest payments are made. This mortgage loan has since been extended to July 2016. As extended, the new loan calls for a restricted cash balance of $400,000 to be funded annually for principal and interest payments (see NOTE I). The balance in the restricted cash account is held as additional collateral by the Bank and is not available for operations. The balance in this account at June 30, 2014, was $316,880.

During May 2014, we entered into a $10.0 million project loan facility with the Bank (see NOTE I). This loan matures in May 2015. Per the agreement, we deposited, from the loan proceeds, $500,000 into a restricted bank account to cover principal and interest payments. This account balance is also pledged as additional security for the loan. There is no requirement to fund this account in the future. The balance in this account at June 30, 2014, was $483,638.

NOTE D—ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following:

	June 30, 2014	December 31, 2013
Trade	$8,428,990	$4,808,678
Other	48,539	529,920
Reserve allowance	(4,631,593)	(5,131,593)

Accounts receivable, net	$3,845,936	$207,005

The December 31, 2013 reserve amount of $5,131,593 relates to Neptune Minerals, Inc. discussed in greater detail in NOTE F. Of this total, $4,631,593 at June 30, 2014 relates to Dorado Ocean Resources, Ltd. from 2010 also discussed further in NOTE F. During the three-months ended June 30, 2014, we recorded a priority recoupment of costs in the amount $3,506,960 as a reduction to our Operations and research costs. This amount is based on set and determinable contractual amounts for the recovery of the SS Central America shipwreck. These determinable amounts define the day rate and fixed obligation due to us for our services rendered as it relates to priority recoupment. See revenue recognition and accounts receivable in NOTE B and ITEM 2 of this Form 10-Q.

NOTE E—INVENTORY

Our inventory consisted of the following:

	June 30, 2014	December 31, 2013
Artifacts	$5,361,389	$5,406,183
Packaging	78,738	85,133
Merchandise	745,445	401,072
Merchandise reserve	(371,332)	(371,332)

Total inventory	$5,814,240	$5,521,056

Of these amounts, $5,152,261 and $5,206,318 are classified as non-current as of June 30, 2014 and December 31, 2013, respectively.

NOTE F—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc.

During the quarter ended December 31, 2009, we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. In April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a share exchange. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for the surrender of our units in SMM. We also acquired an additional 1,200 shares of DOR valued at $2,000,000 that resulted in a 41.25% ownership of DOR. Under the terms of the Share Subscription Agreement, we had the option to pay for this investment in cash, provide marine services to DOR over a three-year period commencing April 2010, or exercise our contractual right to offset against the $2,000,000 marine services accounts receivable owed to us. During 2011, we exercised our contractual right and offset these two amounts. The focus of DOR was on the exploration and monetization of gold- and copper-rich Seafloor Massive Sulfide (“SMS”) deposits.

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and shares of Class B non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. We have a net share position in NMI of 6,184,976 Class B non-voting shares, which currently represents an approximate 29% ownership interest.

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

At June 30, 2014, our share of unrecognized DOR (NMI) losses is $19.8 million. We have not recognized the accumulated $19.8 million in our income statement because these losses exceed our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. Based on the NMI and DOR transactions described above, we believe it is appropriate to allocate this loss carryforward of $19.8 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of March 31, 2014 and an estimate for the three-months ended June 30, 2014. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during the three-months ended September 30, 2013, we, along with a second creditor, loaned funds to NMI of which our share is $500,000, and this indebtedness is evidenced by a convertible note. This funding was not for the purpose of funding NMI’s prior losses but for current requirements. Per ASC 323-10-35-29: Additional Investment After Suspension of Loss Recognition, we concluded this loan did not increase our ownership nor was it to be considered in-substance stock. Based on the financial position of NMI at December 31, 2013, we reserved for this note in its entirety. This note carried an interest rate of 6% per annum and matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. The note was convertible into NMI’s Class A voting shares at $12.00 per share upon maturity. During April 2014, we modified the conversion feature with NMI whereas, during April 2014, the note was converted into 5,225 shares of Class A Preferred non-voting stock. These shares are convertible into 522,500 shares of Class A voting shares and require no further exchange of consideration for conversion. As a result of the conversion of the loan into equity, we recognized $522,500 of additional investment in NMI and appropriately wrote it down to the loss in unconsolidated entity.

Although we are a shareholder of NMI, we have no representation in the board of directors or management of NMI and hold no Series A voting shares. Neither we nor our representatives are involved in any of the management or operations of NMI.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent a 5.9% equity stake in CRP. With CRP being a thinly traded stock on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period.

NOTE G—INCOME TAXES

As of June 30, 2014 we generated approximately $12.1 million of the federal NOL carryforwards and $2.1 million of foreign NOL carryforwards. As of June 30, 2014, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $120.6 million and net operating loss carryforwards for foreign income tax purposes of approximately $11.3 million. The federal NOL carryforwards from 1998 forward will expire in various years beginning in 2018 and ending through the year 2032.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at June 30, 2014. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of June 30, 2014. There was no U.S. income tax expense for the three months ended June 30, 2014 due to the generation of net operating losses which were not previously benefited in the Company’s financial statements.

The increase in the valuation allowance as of June 30, 2014 is due to the generation of approximately $14.2 million in net operating loss carryforwards year-to-date.

The change in the valuation allowance is as follows:

June 30, 2014	$56,604,359
December 31, 2013	51,625,159

Change in valuation allowance	$4,979,200

Our estimated annual effective tax rate as of June 30, 2014 is 34.83% while our June 30, 2014 effective tax rate is 10.70%. Generally we would expect our quarterly effective tax rate to be 0% because we are in a full valuation allowance, however, we have an income tax benefit being recognized in the three-months ended June 30, 2014 of $481,055 related to a reversal of our December 31, 2013 AMT income tax accrual based on the acceptance of our private letter ruling discussed below.

On July 3, 2014 we received confirmation from the Internal Revenue Service that our private letter ruling was accepted granting us relief to make the election to carryback our 2008 federal net operating loss five taxable years preceding the taxable year of the NOL in lieu of the general two-year carryback period. There will be no cash-tax benefit related to the carryback as we had a taxable loss during the 2003 tax year. The benefit of making the five year carryback election is that the 2008 NOL will now be able to offset 100 percent of future alternative minimum taxable income instead of only 90 percent. The AMT tax accrual for 2013 in the amount of $481,055 was reversed during the three-months ended June 30, 2014 resulting in a tax benefit.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The earliest tax year still subject to examination by a major taxing jurisdiction is 2010.

NOTE H—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. We are currently not a party to any pending litigation.

Trends and Uncertainties

Our 2014 business plan requires us to generate new cash inflows during 2014 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2014. We have experienced several years of net losses. Our capacity to generate net income or positive cash flows for the remainder of 2014 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating income from other project or asset based financing. In 2014, we are seeking to monetize a portion of our stake in our mineral exploration shareholdings, recover and monetize cargo from the SS Central America, and generate cash inflows from other projects and opportunities. In 2014, we have been unable to generate charter revenue from our leased Dorado Discovery vessel and are considering other alternatives for the vessel, such as returning the vessel to the owner. The original vessel charter expired in the second quarter of 2014 and we are currently on a month-by-month charter for the vessel. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. We may also have to revert to capital raises that include equity and/or convertible debt to allow us to continue as a going concern. Our consolidated cash balance at June 30, 2014 was $5.7 million which is sufficient to support approximately two months of operations. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short sellers seeking to distort the truth and thereby profit from the decline of a company’s share price (“short and distort”). These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, but have also taken the form of both direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on the company’s share price, on various of our business deals, and on our ability to secure certain financing alternatives. While we have been successful in generating cash inflows and raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2014 or the following twelve months.

NOTE I—MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Term loan	$4,500,000	$5,000,000
Project term loans	7,436,514	10,000,000
Face value $10,000,000, 8% Convertible Senior Note Payable	—	1,176,076
Face value $8,000,000, 9% Convertible Senior Note Payable	—	4,039,446
Mortgage payable	1,739,662	1,816,286

	$13,676,176	$22,031,808

Term Loan

Our current term loan, which is a result of amending its predecessor during July 2013, has a maturity date in July 2016. This facility bears floating interest at the one month LIBOR rate as reported in the Wall Street Journal plus 500 basis points. Beginning January 2014, we were required to make semi-annual payments of $500,000. Any prepayments made in full or in part were without premium or penalty. No restricted cash payments are required to be kept on deposit. This facility has substantially all the same terms that were attached to its predecessors as disclosed in previous Securities and Exchange Commission’s filings.

This term loan is secured by approximately 24,800 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The carrying value of the borrowing base is not to exceed forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances and without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval. We were in compliance with all covenants at June 30, 2014. At June 30, 2014, the outstanding loan balance for this term loan is $4,500,000.

Project Term Loans

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the coming 12 months. The advances are at pre-defined amounts or percentages of the value of a project’s recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was paid at closing. This facility matures in May 2015. A restricted cash deposit of $500,000 was required to cover interest payments when the term loan was funded, or portion thereof, were advanced. We are required to comply with a number of customary affirmative and negative covenants of which we were in compliance at June 30, 2014. The proceeds are to be used to fund various project recovery costs. At June 30, 2014, the outstanding loan balance on this credit facility was $7,436,514.

During July 2013, we entered into a $10.0 million project term loan agreement with Fifth Third Bank for the Gairsoppa shipwreck project. The facility that was outstanding at December 31, 2013 was to mature on July 24, 2014 but was repaid in its entirety during March 2014. This term loan bore interest at a floating rate equal to the one-month LIBOR rate plus 500 basis points. We were able to make prepayments in whole or in part without premium or penalty. An origination fee of $50,000 was paid at closing. A restricted cash deposit of $500,000 was required to cover interest payments. The term loan was secured by $10.0 million that was monetized from approximately 1.8 million ounces of silver recovered from the SS Gairsoppa. We were required to comply with a number of customary affirmative and negative covenants of which we were in compliance during the existence of this facility. The proceeds were used to fund project recovery costs.

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

During July 2013 when the above noted mortgage matured, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest are required. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of June 30, 2014, the loan balance outstanding was $1,183,751.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of June 30, 2014, the loan balance outstanding was $555,911.

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

The indebtedness evidenced by the Initial Note bore interest at 8.0% percent per year (15% under default conditions, if applicable). Interest was compounded monthly and payable quarterly at the beginning of each calendar quarter. The Initial Note was amortized with equal monthly principal installments of $434,783 that commenced on July 8, 2012. Prepayment was not allowed. Further, the Notes could be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note was $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note was to be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). On May 10, 2012 (the six-month anniversary of the initial closing date), the conversion price applicable to the Initial Note was adjusted to $3.17, which represented 110.0% of the market price of Odyssey’s common stock. The conversion price was also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We agreed to pay each amortization payment in shares of our common stock, if certain conditions were met; provided, that we could, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that was made in shares of our common stock were the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the average for a ten-day period immediately prior to the applicable amortization date of the volume-weighted average price of our shares of common stock.

The Initial Note provided for redemption upon the occurrence of an event of default. Default conditions include non-servicing of the debt and certain other credit risk related conditions. Default conditions also included certain equity indexed events including failures to file public information documents, non-conversion or insufficient share authorizations to effect conversion and failure to obtain and maintain an effective registration statement covering the underlying common shares. The remedies to the investor for events of default include acceleration of payment at 125% of the remaining face value in certain circumstances. In the event the default redemption was not paid, the investor had the right to elect conversion of the note at an adjusted conversion price approximating 75% of quoted market prices. A change in control would also result in a redemption requirement at 125% of the face value.

The Notes extend no voting rights to the investors. However, the Notes extended participation rights in dividend payments, if any, made to the holders of the Company’s common or other class of stock, except our Series G Preferred Stock.

The holder of the Initial Note elected to apply some of the payments due on the principal balance of the Initial Note to the Additional Note described below. During the term of this note, we issued 3,282,960 shares of common stock as payment of $8,608,694 in outstanding principal. During the six months ended June 30, 2014, the remaining principal balance of $1,391,306 was paid in full in cash. No amounts remain due on this Note and the Note was retired in the first quarter of 2014.

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

Additional Note

On May 10, 2012, we issued the Additional Note in the original principal amount of $8.0 million, and the number of shares of Odyssey’s common stock issuable upon exercise of the Warrant increased to 1,562,500. The Additional Note bore interest at 9.0% per year and matured on the 30-month anniversary of the initial closing date. The Additional Note was amortized in equal monthly installments commencing on the eighth-month anniversary of the initial note and could be paid in cash or Odyssey common stock. The Additional Note could be converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. The conversion rate applicable to any amortization payment that was made in shares of our common stock was the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the average for a ten-day period immediately prior to the applicable amortization date of the volume-weighted average price of our shares of common stock. The initial conversion price of the Additional Note was $3.74, subject to reset on the earlier of the date the registration statement registering the offer and sale of the common stock issuable under the notes and the warrants became effective and a prospectus contained therein was available for the resale by the holder of all of the registrable securities or the six-month anniversary of the additional closing date. The registration statement was declared effective on July 6, 2012, and there was no reset to the conversion price of the Additional Note.

On January 2, 2013, we entered into an agreement to amend the terms of the Additional Note. The installment payments due December 1, 2012, January 1, 2013 and February 1, 2013 were deferred until March 1, 2013 and the conversion price on the Additional Note was decreased from $3.74 to $3.17. We evaluated the amendment’s impact on the accounting for the Additional Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10% and the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was less than 10% of the carrying value of the Additional Note immediately prior to the modification. Since the amendment did not result in a substantial modification, extinguishment accounting was not applicable. During the six months ended June 30, 2014, $1,739,130 of the principal balance was paid in cash and the remaining principal balance of $2,347,826 was converted into common stock. No amounts remain due on this Note and the Note was retired in the second quarter of 2014.

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

The Warrant has a term of five and one-half years and at inception, had an initial exercise price of $4.32. The contractual exercise price was subject to adjustment for both traditional recapitalization events and was reset on the sixth month anniversary of issuance to $3.60 per share. Although the warrant did not fall within the scope of ASC 480, the warrant required derivative liability accounting because the conversion price reset protection terms are not consistent with the definition for financial instruments indexed to a company’s own stock.

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the six months ended June 30, 2014 and 2013 amounted to $279,070 and $1,295,833, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See NOTE L for information about our derivatives.

NOTE J—STOCKHOLDERS’ EQUITY

Common Stock

In 2014, we issued 1,290,155 shares of common stock, valued at $2,420,863, representing payment for principal and interest on the Additional Note as described in NOTE I.

In 2013, we issued 3,552,357 shares of common stock, valued at $9,280,242, representing payment for principal and interest on the Initial Note and Additional Note as described in NOTE I.

During the three-month period ended March 31, 2013, we issued 2,010,500 shares of common stock to accredited investors upon exercise of their outstanding warrants.

Warrants

1,562,500 warrants were attached to our formerly outstanding Senior Convertible debt discussed further in NOTES I and L. The conversion price on these warrants is $3.60 and they are set to expire on November 9, 2016. See NOTE L for further information on these warrants.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended June 30, 2014 and 2013 was $477,886 and $552,193, respectively and for the six-month periods ended June 30, 2014 and 2013 was $1,220,661 and $1,240,773, respectively.

We did not issue stock options in the three-month periods ended June 30, 2014 and 2013. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE K—CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At June 30, 2014, our uninsured cash balance was approximately $6.5 million.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately, on average, $857 per month until maturity in July 2016. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately, on average, $2,700 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,100. See NOTE I. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE L—DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of June 30, 2014 and December 31, 2013 and the amounts that were reflected in our income related to our derivatives for the years then ended:

	June 30,	December 31,
	2014	2013
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$—	$47,243

	—	47,243
Warrant derivatives
Senior Convertible Notes	599,844	840,000
Series G Convertible Preferred Stock	—	83,580

Warrant derivatives	599,844	923,580

Total derivative liabilities	$599,844	$970,823

	June 30,	December 31,
	2014	2013
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	—	1,729,647

	—	1,729,647

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500
Series G Convertible Preferred Stock	—	525,000

	1,562,500	2,087,500

Total common shares linked to derivative liabilities	1,562,500	3,817,147

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$—	$682,831	$47,243	$42,269
Warrant derivatives	553,693	1,120,306	323,736	660,569

	553,693	1,803,137	370,979	702,838
Redemptions of Senior Convertible Notes	—	195,462	—	633,351

Total derivative income (expense)	$553,693	$1,998,599	$370,979	$1,336,189

Our Series G Convertible Preferred Stock and Warrant Financing Transaction on October 11, 2010, Series G Convertible Preferred Stock and Warrant Settlement Transaction during April 2011, and Senior Convertible Note and Warrant Financing Transaction on November 8, 2011 gave rise to derivative financial instruments. We entered into a Series G Convertible Preferred Stock and Warrant Financing Transaction and the Series G Convertible Preferred Stock and Warrant Settlement Transaction on October 11, 2010 and April 14, 2011, respectively. Instruments related to these transactions have since expired. The Series G Convertible Preferred Stock embodied certain terms and features that both possessed all of the conditions of derivative financial instruments and were not clearly and closely related to the host preferred contract in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and the related down-round anti-dilution protection provision, the Company’s redemption privilege and the holder’s redemption privilege. Each of the redemption features also embodies the redemption premium payments. Warrants issued with this transaction and the subsequent Settlement Transaction embodied down-round anti-dilution protection and, accordingly, were not afforded equity classification.

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

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believed this technique was reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates. We have selected Binomial Lattice to fair value our warrant derivatives because we believe this technique is reflective of all significant assumption types market participants would likely consider in transactions involving freestanding warrants derivatives. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

During the six months ended June 30, 2014, the compound embedded derivatives were converted. As of June 30, 2014, no compound embedded derivatives were present. Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Note and classified in liabilities as of December 31, 2013:

December 31, 2013
Quoted market price on valuation date	$2.02
Contractual conversion rate	$3.17
Range of effective contractual conversion rates	—
Contractual term to maturity	0.33 Years
Implied expected term to maturity	0.33 Years
Market volatility:
Range of volatilities	47.4% - 91.2%
Range of equivalent volatilities	59.9% - 69.9%
Contractual interest rate	8.0 - 9.0%
Range of equivalent market risk adjusted interest rates	8.08% - 9.08%
Range of equivalent credit risk adjusted yields	0.67%
Risk-free rates	0.01% - 0.07%

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the six months ended June 30, 2014 and 2013.

	For the six months ended June 30,
	2014	2013
Balances at January 1	$47,243	$1,529,583
Issuances
Expirations from redemptions of host contracts reflected in income	—	(633,351)
Changes in fair value inputs and assumptions reflected in income	(47,243)	(42,268)

Balances at June 30	$—	$853,964

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. All remaining warrants linked to 1,725,000 shares of common stock were exercised on October 11, 2013. Therefore, the warrants linked to 1,725,000 shares of common stock were not outstanding as of June 30, 2014 and December 31, 2013. Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 1,725,000 shares of common stock as of June 30, 2013:

June 30, 2013
Linked common shares	1,725,000
Quoted market price on valuation date	$2.96
Contractual exercise rate	$2.4648
Term (years)	0.28
Range of market volatilities	17.3% - 53.6%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.04%

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of June 30, 2014. Significant assumptions utilized in the Binomial Lattice process are as follows for the warrants linked to 525,000 shares of common stock as of June 30, 2013 and December 31, 2013:

	June 30,	December 31,
	2013	2013
Linked common shares	525,000	525,000
Quoted market price on valuation date	$2.96	$2.02
Contractual exercise rate	$2.4648	$2.3793
Term (years)	0.79	0.28
Range of market volatilities	31.7% - 53.5%	50.1% - 88.3%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.10%	0.01% - 0.07%

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 1,562,500 shares of common stock as of June 30, 2014, June 30, 2013 and December 31, 2013:

	June, 30		December 31,
	2014	2013	2013
Linked common shares	1,562,500	1,562,500	1,562,500
Quoted market price on valuation date	$1.68	$2.96	$2.02
Contractual exercise rate	$3.60	$3.60	$3.60
Term (years)	2.86	3.86	3.35
Range of market volatilities	55.0% - 87.2%	44.3% - 62.3%	51.1% - 78.2%
Risk free rates using zero coupon US Treasury Security rates	0.04% - 0.47%	0.04% - 0.66%	0.07% - 0.78%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	—

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the six months ended June 30, 2014 and 2013.

	For the six months ended June 30,
	2014	2013
Balances at January 1	$923,580	$3,826,619
Changes in fair value inputs and assumptions reflected in income	(323,736)	(660,569)

Balances at June 30	$599,844	$3,166,050

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE M—DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250
Marine services projects	1,840,404	1,840,404

Total deferred income and participating revenue rights	$6,484,154	$6,484,154

“Cambridge” project

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

“Seattle” project

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

Galt Resources, LLC

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

Marine service projects

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At June 30, 2014, we have a $1,840,404 service obligation on one service contract that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2013, we had the same service obligation of $1,840,404.

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

SS Central America Project

We have been awarded an exclusive contract to conduct an archaeological excavation and recover the remaining valuable cargo from the SS Central America shipwreck, which is located approximately 160 miles off the coast of South Carolina. The ship, which was immortalized in the best-selling book, “Ship of Gold in the Deep Blue Sea,” sank in 1857 with one of the largest documented cargoes of gold ever lost at sea.

Odyssey was selected for the project by Ira Owen Kane, the court-appointed Receiver for Recovery Limited Partnership and Columbus Exploration, LLC. The contract was approved by the Common Pleas Court of Franklin County, Ohio, which has jurisdiction over the Receivership for Recovery Limited Partnership and Columbus Exploration, LLC. The shipwreck, itself, is under the jurisdiction of the United States District for the Easter District of Virginia, Norfolk Division which ruled in July 2014 that Recovery Limited Partnership had the exclusive shipwreck salvage rights.

Under the agreement with Recovery Limited Partnership, Odyssey will receive 80% of recovery proceeds until a fixed mobilization fee and a negotiated day rate are paid. Thereafter, Odyssey will receive 45% of the recovery proceeds.

Odyssey has been conducting survey and archaeological recovery work on the shipwreck site since mid-April 2014. Over 13,500 silver and gold coins as well as gold ingots, dust, and nuggets and jewelry have been recovered from the shipwreck. The detailed recovery inventory lists and recovery reports are available on our web-site. No revenues from this project have been recognized to date because the recovered items have not been monetized yet and thus the realized value from the monetization cannot be fully measured at this time. However, the potential monetization value of the already-recovered cargo is well in excess of the project costs. Work on the shipwreck site is expected to continue through the summer of 2014.

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

No fieldwork was conducted at the Victory shipwreck site in 2013 or 2014, however three papers were published, including HMS Victory (Site 25C). Preliminary Results of the Non-Disturbance Shipwreck Survey, 2012 (2013). In addition, a website was created dedicated to HMS Victory (www.victory1744.org) that includes a unique virtual dive trail. Ten archaeological papers and reports about the site are also available on the website at http://www.victory1744.org/publications.html. Additional reports and information about the shipwreck site will be published on this website when approved for release by the Maritime Heritage Foundation.

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

Gairsoppa and Mantola Projects

In 2010, we were awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport, and in 2011 we were awarded a similar exclusive contract for the SS Mantola. During the period 2012-2013, we recovered 110 tons of silver from the Gairsoppa. All of the silver was monetized in 2012 and 2013 for a total amount of approximately $80 million. A small amount of gold derived from refining the silver was monetized in the first quarter of 2014. During 2012-2013, we also explored part of the Mantola shipwreck, but we were unable to locate the silver cargo during the limited search period.

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

Planning is underway to assemble the necessary ships and equipment for the exploration, assessment and recovery of these cargoes. Odyssey has conducted tests of a new 6,000 meter inspection class ROV, a new 3,000 meter depth capable 7160 hull mounted multi-beam, and a 12khz 6,000 meter echo-sounder which can be utilized on these commodity projects. In addition, an advanced custom 6,000 meter depth capability search system that utilizes dual 7125 multi-beam systems was delivered in the second quarter of 2014 for use on commodity shipwreck search and inspection projects.

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

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”). Oceanica’s subsidiary is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters which contains a large amount of phosphate mineralized material. Phosphate is a key ingredient of fertilizers. In March of 2014, Odyssey completed a first NI 43-101 report on the deposit. Odyssey initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share, or $15 million, and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

In June 2013, Mako agreed to an early exercise of a portion of these options to purchase 8 million shares at a reduced exercise price of $1.25 per share. As part of Odyssey’s strategy to maintain a control position in Oceanica, in parallel with the early exercise, Odyssey purchased one million shares of Oceanica from another Oceanica shareholder at $1.25 per share in a transaction that provided a one-year option to purchase an additional one million shares at $2.50 per share. The one-year option has since expired. This transaction also granted Odyssey voting rights on an additional three million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey.

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

Oceanica’s subsidiary has conducted extensive scientific testing of the phosphate mineralized material and of the environmental impact of recovering the mineralized material from the seafloor. Oceanica has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis on the recovery process, and with JPMorgan on the strategic growth alternatives.

Oceanica’s subsidiary applied for and recently has been granted additional mining concession areas by the Mexican Government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area.

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

Three-months ended June 30, 2014, compared to three-months ended June 30, 2013

Increase/(Decrease)			2014 vs. 2013
(Dollars in millions)	2014	2013	$	%
Artifact sales and other	$0.3	$0.2	$0.1	42%
Exhibit	0.0	0.0	0.0	21
Expedition	0.0	0.0	(0.0)	(100)

Total revenue	$0.3	$0.3	$0.1	37%

Cost of sales	$0.1	$0.1	$(0.0)	(39)%
Marketing, general and administrative	2.4	2.9	(0.5)	(18)
Operations and research	2.7	9.5	(6.8)	(71)

Total operating expenses	$5.2	$12.5	$(7.3)	(59)%

Other income (expense)	$(0.1)	$1.1	$(1.2)	(56)%

Income tax benefit (provision)	$0.5	$0.1	$0.4	862%

Non-controlling interest income	$0.4	$0.3	$0.2	68%

Net income (loss)	$(4.0)	$(10.9)	$6.9	63%

The explanations that follow are for the three-months ended June 30, 2014, compared to the three-months ended June 30, 2013.

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, artifacts and merchandise, the lease of our themed attraction exhibit and expedition charters.

Total revenue increased by $0.1 million in 2014 as compared to 2013. The majority of revenue in the second quarter of 2014 resulted from Gairsoppa licensing agreements and coin sales, while 2013 revenue was the product of coin sales and the sale of the gold obtained from refining the silver bullion recovered from the Gairsoppa shipwreck. The increase in total revenue was primarily due to the 2014 Gairsoppa licensing agreement with a coin and collectibles dealer which provides us with a commission on their sales of Gairsoppa silver items. Although significant quantities of gold and silver cargo items were recovered from the SS Central America shipwreck in 2014, no revenues were recognized so far in 2014 from this project since any amounts can only be measured upon monetization of the recovered cargo.

Operating Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. Cost of sales decreased 39% in 2014 versus 2013. Cost of sales is recorded for the sale of each Republic coin or the sale of merchandise and other items owned by Odyssey. There is no cost of sales associated with the Gairsoppa licensing agreement.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $2.4 million 2014 as compared to $2.9 million in 2013. The decrease of $0.5 million is primarily due to the reversal of a bad debt recorded on a loan receivable in 2013. In April 2014, the loan receivable was converted to Class A Preferred non-voting stock in our equity investment, causing the reversal of the bad debt provision, and an offsetting entry to Other Income/(Expense) that represents the increased stockholding (see NOTE F).

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses were $2.7 million in 2014 as compared to $9.5 million in 2013. This $6.8 million decrease is primarily due to the fact that in 2014 we did not have to charter the Seabed Worker vessel (used for work on the Gairsoppa shipwreck at a cost of $4.6 million in the second quarter of 2013) and to a $3.5 million credit to such expenses in 2014 related to the accrued recoupment of SS Central America shipwreck project costs, partially offset by higher operating costs in 2014 for the company-owned Odyssey Explorer vessel which has been working 24-hour shifts on the SS Central America project and to higher costs for Oceanica scientific and environmental studies.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Total other income decreased from $1.1 million in 2013 to an expense of ($0.1) million in 2014 as a result of the change in the fair value of the derivative financial instruments (see NOTE L), and the increased investment in Neptune, offset by a drop in interest expense (lower balance of interest-bearing debt in 2014). Other income in 2014 was made up of $0.6 million in income from the change in the fair value of derivative financial instruments ($0.5 million related to the change in the stock price, ($0.2) related to change in volatility, and $0.3 million of other), offset by $0.5 million of expense from increased investment in Neptune, as well as $0.1 million of expense from interest on our financial debt. Other expense in Q2 2013 was made up primarily of $2.0 million income from the change in the fair value of derivative financial instruments ($1.7 million related to the change in the stock price/volatility, $0.2 million related to redemptions of senior convertible notes, and $0.1 million of other), offset by $0.9 million of expenses from interest on the financial debt of the company.

Taxes and Non-Controlling Interest

Although the Company has significant tax loss carryforwards, the Company has accrued alternative minimum taxes related to the sale of subsidiary stock in 2013. As a result of an IRS private letter ruling to the company, in 2014 we reversed a $0.5 million provision for income taxes made in 2013. A similar reversal of $0.1 million occurred in 2013.

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

Six-months ended June 30, 2014, compared to six-months ended June 30, 2013

Increase/(Decrease)			2014 vs. 2013
(Dollars in millions)	2014	2013	$	%
Artifact sales and other	$0.9	$1.0	$(0.1)	(14)%
Exhibit	0.0	0.1	(0.1)	(67)
Expedition charter	—	0.0	(0.0)	(100)

Total revenue	$0.9	$1.1	$(0.2)	(18)%

Cost of sales	$0.2	$0.2	$(0.1)	(26)%
Marketing, general and administrative	5.4	5.7	(0.3)	(5)
Operations and research	9.8	15.2	(5.4)	(35)

Total operating expenses	$15.4	$21.2	$(5.8)	(27)%

Other income (expense)	$(0.8)	$(0.6)	$(0.1)	(23)%

Income tax benefit (provision)	$0.5	$(0.1)	$0.6	578%

Non-controlling interest income	$1.0	$0.3	$0.7	290%

Net income (loss)	$(13.8)	$(20.6)	$6.7	33%

The explanations that follow are for the six-months ended June 30, 2014, compared to the six-months ended June 30, 2013.

Revenue

Total revenue decreased by $0.2 million in 2014 as compared to 2013. The majority of revenues in the first six months of both years resulted from licensing agreements and the sale of the gold obtained from refining the silver bullion recovered from the Gairsoppa shipwreck. The decrease in total revenue was primarily due to lower exhibit revenue and lower sales of other artifacts in the first quarter of 2014, offset partly by increased licensing revenue in the second quarter of 2014.

No costs of sales are associated with most of the revenues generated from Gairsoppa silver sales because under the terms of the agreement with the UK government, the silver is the property of the UK government and we receive 80%, of the proceeds from the monetization of the silver after recouping all of our project costs. We sold intact non-refined Gairsoppa silver bars and other Gairsoppa merchandise from inventory in 2014 which generated cost of sales. These intact non-refined silver bars that were sold in the first quarter of 2014 were acquired from the UK government. Cost of sales is recorded for the sale of each Republic coin. Although significant quantities of gold and silver cargo items were recovered from the SS Central America shipwreck in 2014, no revenues were recognized so far in 2014 from this project since the exact amount can only be measured upon monetization of the recovered cargo.

Operating Expenses

Cost of sales decreased 26% for the first six months of 2014 versus 2013, primarily due to increased revenues from licensing agreements for which there are no cost of sales. Cost of sales is recorded for the sale of each Republic coin or the sale of other items owned by Odyssey. No cost of sales are associated with the revenues generated from the Gairsoppa silver sales because under the terms of the agreement with the UK government, the silver is the property of the UK government and we receive 80% of the proceeds from the monetization of the silver after recouping all of its project costs. We sold intact non-refined Gairsoppa silver bars and other Gairsoppa merchandise from inventory in 2014 which generated cost of sales. These intact non-refined silver bars that were sold in 2014 were acquired from the UK government.

Marketing, general and administrative expenses decreased to $5.4 million in the first six months of 2014 as compared to $5.7 million in 2013. The decrease of $0.3 million is primarily due to a $0.5 million reversal in 2014 on a bad debt provision on a loan receivable made in 2013.

Operations and research expenses were $9.8 million in the first six months of 2014 as compared to $15.2 million in the same period in 2013. This $5.4 million decrease is primarily due to the fact that in 2014 we did not have to charter the Seabed Worker vessel (used for work on the Gairsoppa shipwreck at a cost of $4.6 million in the second quarter of 2013) and to a $3.5 million credit to such expenses in 2014 related to the accrued recoupment of SS Central America shipwreck project costs, partially offset by higher operating costs in 2014 for the company-owned Odyssey Explorer vessel which underwent in 2014 its periodic 5-year maintenance overhaul and inspection and which has been working 24-hour shifts on the SS Central America project and to higher costs for Oceanica scientific and environmental studies.

Other Income and Expense

Total other expense for the first six months increased from $0.6 million in 2013 to $0.8 million in 2014 as a result of the change in the fair value of the derivative financial instruments (see NOTE L), and the increased investment in Neptune, offset by a drop in interest expense (lower balance of interest-bearing debt in 2014). Other expense in the first six months of 2014 was made up of ($0.4) million in expense from the change in the fair value of derivative financial instruments (($0.4) million related to the change in the stock price/volatility, $0.1 million related to the change in the probability of exercise of certain instruments and ($0.1) million of other), offset by $0.5 million of expense from increased investment in Neptune, as well as $0.7 million of expense from interest on our financial debt. Other expense for the first half of 2013 was made up primarily of $1.3 million income from the change in the fair value of derivative financial instruments ($0.5 million related to the change in the stock price/volatility, $0.6 million related to redemptions of senior convertible notes, and $0.2 million of other), offset by $2.0 million of expenses from interest on the financial debt of the company.

Taxes and Non-Controlling Interest

Although the company has significant tax loss carryforwards, the company has accrued alternative minimum taxes related to the sale of subsidiary stock in 2013. As a result of an IRS private letter ruling to the company, in 2014 we reversed a $0.5 million provision for income taxes made in 2013. A similar reversal of $0.1 million occurred in 2013.

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

Liquidity and Capital Resources

	Six-Months Ended
(Dollars in thousands)	June 2014	June 2013
Summary of Cash Flows:
Net cash used by operating activities	$(16,457)	$(26,506)
Net cash used by investing activities	(2,648)	(2,629)
Net cash provided by financing activities	3,515	29,376

Net (decrease) increase in cash and cash equivalents	$(15,591)	$241
Beginning cash and cash equivalents	21,322	10,096

Ending cash and cash equivalents	$5,731	$10,338

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2014 was $16.5 million, or an improvement of $10.0 million compared to the same period in the previous year, primarily as a result of lowered net losses. The 2014 operating cash flows primarily reflected a net loss before non-controlling interest of $14.8 million offset in part by non-cash items of $2.5 million including depreciation and amortization ($1.3 million), share-based compensation ($1.2 million), notes payable interest accretion and loan fee amortization ($0.3 million), and the change in the fair value of derivative liabilities (($0.4) million, see NOTE L). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $4.2 million which primarily included a $2.6 million decrease in accrued expenses. The decrease in accrued expenses in the first six months of 2014 resulted primarily from the payment of $1.3 million to the UK on the Gairsoppa project and the payment of other accruals made at the end of 2013. Accounts receivable increased in 2014 by $3.6 million mainly due to the recoupment of SS Central America project costs. Other changes in working capital in the first half of 2014 included a $0.3 million decrease in inventory, a $0.1 million decrease in restricted cash, a $1.8 million decrease in other assets including prepaid expenses and deposits on equipment, and a $0.6 million increase in accounts payable.

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

Cash flows used in investing activities for the first six months of 2014 were $2.6 million. The major equipment purchases in 2014 included $1.0 million for a deep tow system, $0.7 million for new mineral exploration equipment for the Dorado Discovery and $0.7 million for the Odyssey Explorer which included steelwork, an umbilical cable and a control system for the ROV. A similar amount of cash was used for the corresponding period in 2013.

Cash flows used in investing activities for the first six months of 2013 were $2.6 million. The major purchases in 2013 included $1.8 million for new mineral exploration equipment for the Dorado Discovery (a state-of-the-art multi-beam system and traction winch), $0.5 million for the Odyssey Explorer which included equipment replacement and a major engine overhaul which extended the useful life of the vessel asset, and another $0.3 million for the purchase of other marine and corporate property and equipment.

Cash flows provided by financing activities for the first half of 2014 were $3.5 million. We received $7.4 million of cash advances on a new $10.0 million credit facility with Fifth Third bank. This was offset by repayment of debt obligations, $3.1 million in short term notes payable reductions, and an additional $0.5 million payment on the term loan from Fifth Third Bank. The 2013 $10.0 million Gairsoppa project loan was paid off using $10.0 million in restricted cash held at Fifth Third Bank. The remaining cash flows used for financing activities were mortgage payments.

Cash flows provided by financing activities for the first six months of 2013 were $29.4 million which primarily represented $25.0 million from the sale of a 23% interest in Oceanica Resources, S. de. R.L., (a Panamanian company “Oceanica”), a majority owned ocean minerals subsidiary (see General Discussion under Other Cash Flow and Equity Areas). Additional cash flow was provided from the exercise of outstanding warrants ($4.9 million) offset by repayment of debt obligations ($0.5 million).

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2014, we had cash and cash equivalents of $5.7 million, a decrease of $15.6 million from the December 31, 2013 balance of $21.3 million. This reduction was mainly the result of cash used in operations during the first two quarters. The Odyssey Explorer began the year in port for its five-year inspection work then re-positioned to South Carolina and has been conducting work on the Central America project. We were unable to charter the Dorado Discovery to third parties in the first half of 2014 and thus the vessel stayed in the San Diego port for this period.

Financial debt of the company was reduced by $6.3 million in the first half of 2014, from a balance of $22.0 million at December 31, 2013 to a balance of $13.7 million at June 30, 2014. The $10.0 million project loan for the Gairsoppa project that was entered into in July 2013 and which had a maturity date of July 24, 2014, was paid off in full in March 2014. The convertible debt notes issued in 2011 and 2012 for amounts of $18.0 million, were fully retired in the first half of 2014. On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project (see discussion below under “Bank Loans”). By June 30, 2014, we had received advances of $7.4 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck.

In March 2014, we announced the selection of Odyssey to conduct the recovery of any remaining valuable cargo on the SS Central America shipwreck, work on this project began in April and is expected to continue through the summer. On the mineral exploration side of the business, we have been working extensively on the technical validation and environmental studies for Oceanica’s phosphate deposit.

Bank Loans

In 2013, we amended our $5 million term loan with Fifth Third Bank (the “Bank”) so that the maturity date was extended from July 11, 2013 to July 11, 2016. In January 2014 we made a required semi-annual principal payment of $500,000 reducing the outstanding balance to $4.5 million. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit. The term loan is still secured by approximately 25,000 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants. In July 2014, we made the second 2014 required semi-annual principal payment of $500,000 reducing the outstanding balance to $4.0 million in July 2014.

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The new loan is not tied to any specific shipwreck project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the coming 12 months. The advances will be pre-defined amounts or percentages of the value of the recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 is required to cover interest payments when the term loan is advanced. By June 30, 2014, we had received advances of $7.4 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan had an initial maturity date of July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In July 2013 when the above noted mortgage was scheduled to mature, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. As of June 30, 2014, the loan balance outstanding was $1.2 million.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of June 30, 2014, the loan balance outstanding was $0.6 million.

Trends and Uncertainties

Our 2014 business plan requires us to generate new cash inflows during 2014 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2014. We have experienced several years of net losses. Our capacity to generate net income or positive cash flows for the remainder of 2014 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating cash inflows from other project or asset based financing. In 2014, we are seeking to monetize a portion of our stake in our mineral exploration shareholdings, recover and monetize cargo from the SS Central America, and generate cash inflows from other projects and opportunities. In 2014, we have been unable to generate charter revenue from our leased Dorado Discovery vessel and are considering other alternatives for the vessel, such as returning the vessel to the owner. The original vessel charter expired in the second quarter of 2014 and we are currently on a month-by-month charter for the vessel. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. We may also have to revert to capital raises that include equity and/or convertible debt to allow us to continue as a going concern. Our consolidated cash balance at June 30, 2014 was $5.7 million which is sufficient to support approximately two months of operations. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short sellers seeking to distort the truth and thereby profit from the decline of a company’s share price (“short and distort”). These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, but have also taken the form of both direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on the company’s share price, on various of our business deals, and on our ability to secure certain financing alternatives. While we have been successful in generating cash inflows and raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2014 or the following twelve months.

New Accounting Pronouncements

As of June 30, 2014, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $875 per month until maturity in July 2016. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,700 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,100. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the two quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The issuance of shares at conversion prices lower than the market price at the time of conversion and the sale of such shares could adversely affect the price of our common stock. We may enter into convertible debt deals whereas our shares may be acquired from time to time upon conversion of the outstanding debt. At times, conversion prices could be lower than market price of our common stock at the time of conversion. We previously had outstanding senior convertible debt that was converted at a discount to market described in NOTE I to our financial statements as well as in our most recent Securites and Exchange Commission Form 10-K for 2013. The senior convertible debt described in NOTE I was satisfied in full with the conversion of the remaining balance into our common stock during this quarter ended June 30, 2014.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 5. Other Information

The Company is moving forward with its executive succession plan and expects that Mark Gordon, currently President and Chief Operating Officer, will assume the role of Chief Executive Officer before the end of the year and that Greg Stemm, currently Chief Executive Officer, will assume the role of Chairman of the Board.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: August 11, 2014	By:	/s/ Philip S. Devine
Philip S. Devine, Chief Financial
Officer and Authorized Officer