Form 10-Q
period 2014-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2014-11-10
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of November 5, 2014 was 85,321,008.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,711,573	$21,322,257
Restricted cash	664,348	10,685,732
Accounts receivable and other, net	6,420,437	207,005
Inventory	676,367	314,738
Other current assets	598,349	1,080,364

Total current assets	12,071,074	33,610,096

PROPERTY AND EQUIPMENT
Equipment and office fixtures	24,757,344	21,995,031
Building and land	4,783,687	4,756,306
Accumulated depreciation	(20,735,130)	(16,973,085)

Total property and equipment	8,805,901	9,778,252

NON-CURRENT ASSETS
Inventory	5,131,223	5,206,318
Other non-current assets	1,289,802	2,865,941

Total non-current assets	6,421,025	8,072,259

Total assets	$27,298,000	$51,460,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,832,010	$3,472,612
Accrued expenses and other	3,212,858	5,294,420
Derivative liabilities	1,125,749	970,823
Deferred income and revenue participation rights	1,840,404	1,840,404
Mortgage and loans payable	9,363,313	16,369,582

Total current liabilities	19,374,334	27,947,841

LONG-TERM LIABILITIES
Mortgage and loans payable	7,980,758	5,662,226
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	12,624,508	10,305,976

Total liabilities	31,998,842	38,253,817

Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY
Preferred stock - $.0001 par value; 9,675,200 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 134,800 shares authorized; 32,400 issued and outstanding	3	3
Common stock – $.0001 par value; 150,000,000 shares authorized; 85,321,008 and 83,882,577 issued and outstanding, respectively	8,532	8,388
Additional paid-in capital	197,841,727	193,272,576
Accumulated deficit	(197,183,901)	(175,954,138)

Total stockholders’ equity before non-controlling interest	666,361	17,326,829
Non-controlling interest	(5,367,203)	(4,120,039)

Total stockholders’ equity	(4,700,842)	13,206,790

Total liabilities and stockholders’ equity	$27,298,000	$51,460,607

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUE
Artifact sales and other	$95,046	$5,534,933	$982,912	$6,565,579
Exhibit	25,000	19,527	51,484	100,218
Expedition	—	—	—	5,480

Total revenue	120,046	5,554,460	1,034,396	6,671,277

OPERATING EXPENSES
Cost of sales – artifacts and other	27,026	169,573	204,516	410,357
Marketing, general and administrative	2,782,362	4,670,196	8,191,210	10,390,087
Operations and research	5,114,499	4,159,412	14,957,889	19,403,757

Total operating expenses	7,923,887	8,999,181	23,353,615	30,204,201

INCOME (LOSS) FROM OPERATIONS	(7,803,841)	(3,444,721)	(22,319,219)	(23,532,924)
OTHER INCOME (EXPENSE)
Interest income	557	4,074	25,194	6,829
Interest expense	(268,892)	(894,076)	(931,819)	(2,883,617)
Change in derivative liabilities fair value	305,841	870,453	676,820	2,206,642
(Loss) from unconsolidated entity	—	—	(522,500)	—
Other	92,497	114,980	113,540	139,667

Total other income (expense)	130,003	95,431	(638,765)	(530,479)

(LOSS) BEFORE INCOME TAXES	(7,673,838)	(3,349,290)	(22,957,984)	(24,063,403)
Income tax benefit (provision)	—	(235,249)	481,055	(335,991)

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(7,673,838)	(3,584,539)	(22,476,929)	(24,399,394)
Non-controlling interest	258,714	2,653,146	1,247,166	2,906,646

NET (LOSS)	$(7,415,124)	$(931,393)	$(21,229,763)	$(21,492,748)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(.09)	$(.01)	$(.25)	$(.27)

Weighted average number of common shares outstanding with participating securities per the two-class method
Basic	85,271,429	80,252,203	84,707,367	78,991,192

Diluted	85,271,429	80,252,203	84,707,367	78,991,192

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(22,476,929)	$(24,399,394)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	3,802,547	1,398,541
Investment in consolidated entity	—	(301,093)
Loss in unconsolidated entity	522,500	—
Reversal of bad debt provision	(522,500)	—
Loan fee amortization	15,046	160,154
Change in derivatives liabilities fair value	(676,820)	(2,206,642)
Note payable interest accretion	302,744	1,641,325
Senior debt interest settled with common stock	73,037	489,961
Settlement of vendor payable with subsidiary stock	—	625,000
Share-based compensation	1,785,306	2,123,706
(Increase) decrease in:
Restricted cash	21,384	(284,339)
Accounts receivable	(6,213,432)	(4,682,426)
Inventory	(286,534)	434,116
Other assets	2,043,110	(506,055)
Increase (decrease) in:
Accounts payable	359,400	453,770
Accrued expenses and other	(1,750,527)	(9,719,353)

NET CASH (USED) BY OPERATING ACTIVITIES	(23,001,668)	(34,772,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,830,198)	(3,286,521)
Investment in consolidated entity	—	(1,250,000)

NET CASH (USED) BY INVESTING ACTIVITIES	(2,830,198)	(4,536,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	6,039,905
Proceeds from sale of subsidiary stock	—	25,000,000
Proceeds from issuance of loan payable	12,684,514	10,000,000
Restricted cash held as collateral on loan payable	10,000,000	—
Repayment of mortgage and loans payable	(14,463,332)	(654,033)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,221,182	40,385,872

NET (DECREASE) INCREASE IN CASH	(17,610,684)	1,076,622
CASH AT BEGINNING OF PERIOD	21,322,257	10,096,414

CASH AT END OF PERIOD	$3,711,573	$11,173,036

SUPPLEMENTARY INFORMATION:
Interest paid	$648,547	$392,719
Income taxes paid	$15,000	$—
NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$113,126	$165,748
Investment in unconsolidated entity per debt conversion into entity shares (See NOTE F)	$522,500	$—
Equipment purchased with financing	$—	$756,795
Debt repayment with common shares	$2,347,826	$7,826,086

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2014, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period and nine-month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year.

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

Artifact sales and other may also consist of revenues related to the recovery of bulk silver bullion from the Gairsoppa project that exceeds the directly related operating and recovery expenses. Revenue was recognized when our contractual obligation to deliver the silver bullion to the refining agent was completed, the amount of revenue is reasonably assured based on the London Bullion Market rates and the bullion is in a format ready for sale into the market. 2014 revenue does not contain Gairsoppa project bullion sales. Operating and recovery expenses incurred in connection with the Gairsoppa contract consist of vessel-related expenses (ships’ crew, provisions, port fees and charter expenses), fuel, specialized equipment and administrative expenses. These expenses were charged to the Consolidated Statements of Operations as incurred and subsequently reimbursed per our contract and recorded as a benefit (credit to expense) in the period when we were assured of recoupment. There are no operating expenses related to the Gairsoppa project in 2014.

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

In 2014, we were contracted to recover gold and other artifacts from the shipwreck SS Central America. Our agreement allows for the reimbursement of Priority Recoupment costs which are based on pre-defined and quantifiable contractual amounts. Priority Recoupment relates to recoupment of operating and recovery expenses associated to this project. Operating and recovery expenses consist of mobilization costs and vessel-related expenses such as ships’ crew, provisions, fuel and specialized off-shore equipment. These expenses are charged to the Consolidated Statements of Operations as incurred and the priority recoupment is recorded as a benefit (credit to expense) in the period we are assured of recoupment. These costs are recouped out of first cash proceeds from the monetization of recovered cargo items that are split 80% to us and 20% to the receiver. After the Priority Recoupment is paid, subsequent cash proceeds are split 45% to us and 55% to the receiver, at which point in time we will record these additional proceeds as revenue. Staff Accounting Bulletin requires four criteria to be present before recognizing revenue. These criteria are: collection is probable, delivery of goods or services are complete, persuasive evidence of an arrangement exists and the price or amount can be determined. Priority cost recoupment is not a revenue but the same criteria are applied when determining to recognize or not. We have recovered a significant amount of gold and other valuable cargo, and based on an independent expert review of the recovered cargo, our Priority Recoupment to date as of September 30, 2014 is reasonably assured of being collected when the gold and other valuable cargo is monetized. To the extent the appraised value exceeds our priority recoupment and we are able to accurately measure or quantify a dollar amount for our 45% interest in these additional cash proceeds, we will record revenue at that time. The value of future monetization is based on what the market will bear, which is undeterminable at this time and, therefore, there will be no revenue recognition related to our 45% portion of proceeds in excess of the Priority Recoupment until monetization occurs. See NOTE D regarding the SS Central America.

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

Inventory

Our inventory consists of artifacts purchased from the SS Gairsoppa project and recovered from the SS Republic shipwreck, general branded merchandise and related packaging material. Inventoried costs of recovered artifacts include the costs of recovery, conservation and administrative costs to obtain legal title to the artifacts. Administrative costs are generally legal fees or insurance settlements required in order to obtain clear title. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value. On shipwreck recovery projects where we do not own the recovered cargo, we do not carry any of the recovered but non-monetized cargo as inventory unless we receive cargo as payment for services, as part of our share of proceeds or if we purchase some of the cargo for re-sale.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. For the three-months ending September 30, 2014, $1.7 million of depreciation was accelerated due to the termination of the Dorado Discovery charter.

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

At September 30, 2014 and 2013, weighted average common shares outstanding year-to-date was 84,707,367 and 78,991,192, respectively. For the periods ended September 30, 2014 and 2013, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Average market price during the period	$1.22	$3.28	$1.69	$3.18
In the money potential common shares from options excluded	—	360,340	—	297,197
In the money potential common shares from warrants excluded	—	576,218	—	523,586

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Out of the money options and warrants excluded:
Stock options with an exercise price of $1.74 per share	51,750	—	51,750	—
Stock options with an exercise price of $2.20 per share	969,610	—	969,610	—
Stock options with an exercise price of $2.73 per share	644,469	—	644,469	—
Stock options with an exercise price of $2.74 per share	633,835	—	633,835	—
Stock options with an exercise price of $2.89 per share	983,822	—	983,822	—
Stock options with an exercise price of $3.25 per share	100,000	—	100,000	100,000
Stock options with an exercise price of $3.40 per share	100,000	100,000	100,000	100,000
Stock options with an exercise price of $3.43 per share	40,000	40,000	40,000	40,000
Stock options with an exercise price of $3.50 per share	100,000	345,000	100,000	345,000
Stock options with an exercise price of $3.51 per share	—	959,500	—	959,500
Stock options with an exercise price of $3.53 per share	—	191,700	—	191,700
Stock options with an exercise price of $3.90 per share	20,000	20,000	20,000	20,000
Stock options with an exercise price of $4.00 per share	—	52,500	—	52,500
Stock options with an exercise price of $5.00 per share	—	100,000	—	100,000
Stock options with an exercise price of $7.00 per share	—	100,000	—	100,000
Warrants with an exercise price of $3.60 per share	1,562,500	1,562,500	1,562,500	1,562,500

Total anti-dilutive warrants and options excluded from EPS	5,205,986	3,471,200	5,205,986	3,571,200

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Potential common shares from Convertible Preferred Stock excluded from EPS	32,400	32,400	32,400	32,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Potential common shares from unvested restricted stock awards excluded from EPS	630,489	441,495	630,489	434,066

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$(7,415,124)	$(931,393)	$(21,229,763)	$(21,492,748)

Numerator, basic and diluted net income (loss) available to stockholders	$(7,415,124)	$(931,393)	$(21,229,763)	$(21,492,748)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	85,271,429	80,252,203	84,707,367	78,991,192

Common shares outstanding for basic	85,271,429	80,252,203	84,707,367	78,991,192

Shares used in computation – diluted:
Common shares outstanding for basic	85,271,429	80,252,203	84,707,367	78,991,192

Shares used in computing diluted net income per share	85,271,429	80,252,203	84,707,367	78,991,192

Net (loss) per share – basic	$(0.09)	$(0.01)	$(0.25)	$(0.27)
Net (loss) per share – diluted	$(0.09)	$(0.01)	$(0.25)	$(0.27)

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

Fair Value of Financial Instruments

Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments, mortgage and loans payable, and redeemable preferred stock, if any. We carry cash and cash equivalents, accounts payable and accrued liabilities, and mortgage and loans payable at the approximate fair market value, and, accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. We carry derivative financial instruments at fair value as is required under current accounting standards. If applicable, we carry redeemable preferred stock at historical cost and accrete carrying values to estimated redemption values over the term of the financial instrument.

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

Redeemable Preferred Stock

If we issue redeemable preferred stock instruments (or any other redeemable financial instrument) they are initially evaluated for possible classification as a liability in instances where redemption is certain to occur pursuant to ASC 480 – Distinguishing Liabilities from Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

NOTE C – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an interest-bearing account from which principal and interest payments are made. This mortgage loan has since been extended to July 2016. As extended, the new loan calls for a restricted cash balance of $400,000 to be funded annually for principal and interest payments (see NOTE I). The balance in the restricted cash account is held as additional collateral by the Bank and is not available for operations. The balance in this account at September 30, 2014, was $272,875.

During May 2014, we entered into a $10.0 million project loan facility with the Bank (see NOTE I). This loan matures in May 2015. Per the agreement, we deposited, from the loan proceeds, $500,000 into a restricted bank account to cover principal and interest payments. This account balance is also pledged as additional security for the loan. There is no requirement to fund this account in the future. The balance in this account at September 30, 2014, was $391,473.

NOTE D – ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following:

	September 30, 2014	December 31, 2013
Trade	$11,003,444	$4,808,678
Other	48,586	529,920
Reserve allowance	(4,631,593)	(5,131,593)

Accounts receivable, net	$6,420,437	$207,005

The trade receivable balance at December 31, 2013 consists primarily of a trade receivable from Neptune Minerals, Inc. for which a reserve allowance for the full amount has been made. The trade receivable balance at September 30, 2014 consists primarily of (i) a trade receivable from Neptune Minerals, Inc. for which a reserve allowance for the full amount has been made, and (ii) a trade receivable on our right to a priority cost recoupment on the SS Central America shipwreck project. We recorded a priority recoupment of costs in the amount $2,783,505 as a reduction to our Operations and research costs for the three-months ended September 30, 2014 and $6,290,465 for the nine-month period ended September 30, 2014. These amounts are based on set and determinable contractual amounts for the recovery of the SS Central America shipwreck. These determinable amounts define the day rate and fixed obligation due to us for our services rendered as it relates to Priority Recoupment. See revenue recognition and accounts receivable in NOTE B and ITEM 2 of this Form 10-Q. The December 31, 2013 reserve amount of $5,131,593 and the September 30, 2014 reserve amount of $4,631,593 relates to Neptune Minerals, Inc. (Dorado Ocean Resources, Ltd.), discussed further in NOTE F.

NOTE E—INVENTORY

Our inventory consisted of the following:

	September 30, 2014	December 31, 2013
Artifacts	$5,345,633	$5,406,183
Packaging	73,492	85,133
Merchandise	759,797	401,072
Merchandise reserve	(371,332)	(371,332)

Total inventory	$5,807,590	$5,521,056

Of these amounts, $5,131,223 and $5,206,318 are classified as non-current as of September 30, 2014 and December 31, 2013, respectively.

On shipwreck recovery projects where we do not own the recovered cargo, such as the Gairsoppa and the SS Central America projects, we do not carry any of the recovered but non-monetized cargo as inventory unless we receive cargo as payment for services, as part of our share of proceeds, or if we purchase some of the cargo for re-sale.

NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc.

During the quarter ended December 31, 2009, we invested $500,000 for a 25% interest (five membership units) in SMM Project, LLC (“SMM”) to pursue opportunities in the exploration of deep-ocean gold and copper deposits. SMM purchased a majority interest in Bluewater Metals Pty, Ltd. (“Bluewater”), an Australian company with licenses for mineral exploration of approximately 150,000 square kilometers of ocean floor in territorial waters controlled by four different countries in the South Pacific. In April 2010, SMM was acquired by Dorado Ocean Resources, Ltd. (“DOR”) through a share exchange. At that time, DOR also acquired the remaining interest in Bluewater. We were issued 450 DOR shares in exchange for the surrender of our units in SMM. We also acquired an additional 1,200 shares of DOR valued at $2,000,000 that resulted in a 41.25% ownership of DOR. Under the terms of the Share Subscription Agreement, we had the option to pay for this investment in cash, provide marine services to DOR over a three-year period commencing April 2010, or exercise our contractual right to offset against the $2,000,000 marine services accounts receivable owed to us. During 2011, we exercised our contractual right and offset these two amounts. The focus of DOR was on the exploration and monetization of gold and copper-rich Seafloor Massive Sulfide (“SMS”) deposits.

During 2011, we were engaged by Neptune Minerals, Inc. (“NMI”) and its affiliates to perform marine services relating to deep-sea mining. The agreements provided for payments in cash and shares of Class B non-voting common stock of NMI. In 2011, we earned 2,066,600 shares of the Class B non-voting common stock from these engagements. During this same period, NMI completed a share exchange with DOR shareholders whereby each one outstanding share of DOR was exchanged for 1,000 shares of NMI Class B non-voting common stock. We received 1,650,000 shares of NMI Class B non-voting common stock for our 1,650 DOR shares pursuant to the share exchange. In connection with this share exchange, NMI executed an assignment and assumption agreement, whereby NMI assumed $8,227,675 of the outstanding debt DOR owed to us. Additionally in 2011, we executed a debt conversion agreement with NMI, whereby we converted $2,500,000 of the debt owed to us for 2,500,000 shares of NMI Class B non-voting common stock. We have a net position in NMI of 6,190,201 shares which consists of 6,184,976 of Class B Common non-voting shares and 5,225 Series A Preferred non-voting shares as noted below. This total position represents an approximate 29% ownership interest.

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

At September 30, 2014, our estimated share of unrecognized DOR (NMI) losses is $20.1 million. We have not recognized the accumulated $20.1 million in our income statement because these losses exceed our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. Based on the NMI and DOR transactions described above, we believe it is appropriate to allocate this loss carryforward of $20.1 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of June 30, 2014. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during the three-months ended September 30, 2013, we, along with a second creditor, loaned funds to NMI of which our share is $500,000, and this indebtedness is evidenced by a convertible note. This funding was not for the purpose of funding NMI’s prior losses but for current requirements. Per ASC 323-10-35-29: Additional Investment After Suspension of Loss Recognition, we concluded this loan did not increase our ownership nor was it to be considered in-substance stock. Based on the financial position of NMI at December 31, 2013, we reserved for this note in its entirety. This note carried an interest rate of 6% per annum and matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. The note was convertible into NMI’s Class A voting shares at $12.00 per share upon maturity. During April 2014, we modified the conversion feature with NMI and the note was converted into 5,225 shares of Series A Preferred non-voting stock. These shares are convertible into 522,500 shares of Class A voting shares and require no further exchange of consideration for conversion. As a result of the conversion of the loan into equity, we recognized $522,500 of additional investment in NMI and appropriately wrote it down to the loss in unconsolidated entity.

Although we are a shareholder of NMI, we have no representation in the board of directors or management of NMI and hold no Class A voting shares. We are not involved in the management of NMI. At September 30, 2014, the net carrying value of our investment in NMI is zero in our consolidated financial statements.

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

NOTE G—INCOME TAXES

During the nine-month period ended September 30, 2014 we generated approximately $18.8 million of the federal NOL carryforwards and $2.7 million of foreign NOL carryforwards. As of September 30, 2014, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $127.4 million and net operating loss carryforwards for foreign income tax purposes of approximately $11.9 million. The federal NOL carryforwards from 1998 forward will expire in various years beginning in 2018 and ending through the year 2032.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at September 30, 2014. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of September 30, 2014. There was no U.S. income tax expense for the nine months ended September 30, 2014 due to the generation of net operating losses which were not previously benefited in the Company’s financial statements.

The increase in the valuation allowance as of September 30, 2014 is due to the generation of approximately $21.5 million in net operating loss carryforwards year-to-date.

The change in the valuation allowance is as follows:

September 30, 2014	$58,569,472
December 31, 2013	51,625,159

Change in valuation allowance	$6,944,313

Our estimated annual effective tax rate as of September 30, 2014 is 32.37% while our third quarter effective tax rate is 0.0% because of the full valuation allowance.

On July 3, 2014 we received confirmation from the Internal Revenue Service that our private letter ruling request was accepted granting us relief to make a late election to carryback our 2008 federal net operating loss five taxable years preceding the taxable year of the NOL in lieu of the general two-year carryback period. There will be no cash-tax benefit related to the carryback as we had a taxable loss during the 2003 tax year. The benefit of making the five-year carryback election is that the 2008 NOL will now be able to offset 100 percent of future alternative minimum taxable income instead of only 90 percent. The AMT tax accrual for 2013 in the amount of $481,055 was reversed during the second quarter of 2014 resulting in a tax benefit.

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

Trends and Uncertainties

Our 2014 business plan requires us to generate new cash inflows during 2014 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2014. We have experienced several years of net losses. Our capacity to generate net income or positive cash flows for the remainder of 2014 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating income from other project or asset based financing. In 2014, we are seeking to monetize a portion of our stake in our mineral exploration shareholdings, recover and monetize cargo from the SS Central America, and generate cash inflows from other projects and opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. We may also have to revert to capital raises that include equity and/or convertible debt to allow us to continue as a going concern. Our consolidated non-restricted cash balance at September 30, 2014 was $3.7 million which is insufficient to support operations through the end of the year. While we have been successful in generating cash inflows and raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2014 or the following twelve months. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short sellers seeking to distort the truth and thereby profit from the decline of our company’s share price (“short and distort”). These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, but have also taken the form of both direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on the company’s share price, on our various business deals, and on our ability to secure certain financing alternatives. Although our share price is currently trading at a value greater than $1.00, it has recently traded below $1.00 and if it were to drop back below $1.00 and remain there for 30 consecutive trading days and 180 consecutive days or more without being cured, this could result in a de-listing of the stock from the NASDAQ Capital Market.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Term loan	$4,000,000	$5,000,000
Project term loans	11,642,772	10,000,000
Face value $10,000,000, 8% Convertible Senior Note Payable	—	1,176,076
Face value $8,000,000, 9% Convertible Senior Note Payable	—	4,039,446
Mortgages payable	1,701,299	1,816,286

	$17,344,071	$22,031,808

Term Loan

Our current term loan with Fifth Third Bank, which is a result of amending its predecessor during July 2013, has a maturity date in July 2016. This facility bears floating interest at the one month LIBOR rate as reported in the Wall Street Journal plus 500 basis points. Beginning January 2014, we were required to make semi-annual payments of $500,000. Any prepayments made in full or in part were without premium or penalty. No restricted cash payments are required to be kept on deposit. This facility has substantially all the same terms that were attached to its predecessors as disclosed in previous Securities and Exchange Commission’s filings.

This term loan is secured by approximately 24,700 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The carrying value of the borrowing base is not to exceed forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval. We were in compliance with all covenants at September 30, 2014. At September 30, 2014, the outstanding loan balance for this term loan is $4,000,000.

Project Term Loans

Loan one

On August 14, 2014, we entered into a Loan Agreement with a strategic marketing partner pursuant to which we issued a Promissory Note in the original principal amount of $5.0 million (the “First Tranche”). Subject to the satisfaction of conditions set forth in the Loan Agreement, we have the right to require the lender to issue two additional promissory notes for $2.5 million (“Second Tranche”) and $2.5 million (the “Third Tranche”). The aggregate amount issuable under the financing arrangement is $10.0 million (referred collectively as the “Notes”). As of September 30, 2014, the Second Tranche and Third Tranche were not yet issued. Based on derivative accounting guidance in ASC 815, the first proceeds of $5.0 million received in August 2014 were bifurcated between debt, Stock Purchase Option derivative liability and equity for the shares of ours held in Oceanica Resources S. de. R.L (“Oceanica”) assigned to the lender using fair values to determine the carrying value for the note payable at inception of $3,918,254. We will accrete the difference of the carrying value at inception to the face value of the note payable using the effective interest method. The carrying value for the note payable is $3,958,258 at September 30, 2014. The difference between the note payable carrying amount and the face amount has been recorded in our Derivative liabilities and equity based on the inception bifurcation (See NOTE L). On October 1, 2014, we received the Second Tranche of $2,500,000 on this loan facility. The indebtedness evidenced by the Notes bears interest at 8.0% percent per year until the first anniversary of the note and 11% per annum from the first anniversary through the maturity date. The outstanding principal balance is payable at the maturity date and interest is payable monthly. As consideration for the Notes, the Company (i) entered into a multi-year exclusive marketing agreement in which the Company granted the lender an exclusive right to market valuable trade cargo through a marketing joint venture, (ii) agreed to assign to the lender 100,000 shares of Odyssey owned shares of Oceanica Resources S. de. R.L (“Oceanica”) and (iii) granted the lender a Share Purchase Option whereby the lender may purchase shares of Oceanica at a purchase price which is the lower of (a) an agreed upon exercise price per share or (b) the price per share of a completed equity offering of Oceanica which totals $1,000,000 or more in the aggregate. The Share Purchase Option may be exercised (i) by conversion of the outstanding principal, (ii) in cash for up to 50% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the lender, or (iii) in cash for up to 100% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the Company. Although the conversion price of the Share Purchase Option is variable, the amount of Oceanica Resources S. de. R.L shares owned by Odyssey and which are transferable under the arrangement is limited based on the outstanding principal at the agreed upon exercise price, as adjusted per above. For collateral, we granted the lender a security interest in the proceeds from the sale of valuable trade cargo whenever held, in excess of the proceeds previously pledged under other arrangements, a certain quantity of our Oceanica shares based on the loan balance and certain marine equipment and technology as evidenced by equity in two of our wholly owned subsidiaries.

Agreements relating to this August 14, 2014 note are attached to this filing but have been redacted per a confidential treatment request with the Securities and Exchange Commission for certain information that is proprietary and confidential in nature. We believe the disclosure of share quantities of Oceanica stock included in this note coupled with any exercise or conversion prices would put us at competitive disadvantage. When valuing the related derivative accounting at the inception of this note and at September 30, 2014, and otherwise as is disclosed in NOTE L and above, quantities of our Oceanica stock used for collateral, conversion prices and the number of shares the lender can convert into were included and valued using the fair valuation techniques described in NOTE L.

Accounting considerations

We have accounted for the First Tranche issued for cash as a financing transaction, wherein the net proceeds that we received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the First Tranche for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”).

ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material derivative feature consists of the Share Purchase Option. The Share Purchase Option was not clearly and closely related to the host debt agreement and required bifurcation. The exclusive marketing agreement was analyzed to determine if it should be assigned a value and included in the bifurcation but was determined the agreement has an undeterminable value and could not be included.

We allocated the cash proceeds first to the Share Purchase Option derivative and common shares surrendered at their fair values with the residual allocated to the host debt contract, as follows:

Allocation
Initial Note	$3,918,254
Derivative (share purchase option)	$831,746
Common shares of Oceanica	$250,000

$5,000,000

There was no valuation assigned to the multi-year exclusive marketing agreement because the value attributable to the multi-year exclusive agreement is compensatory in nature and currently no estimate for this agreement can be determined. The value of the compensation will be determined when i) the treasure is recovered, and ii) the marketing and sales activities are successful. Accordingly, the compensation related to the 5% fee will be recognized in the period incurred, or when a sale takes place. The financing basis allocated to the notes payable is subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the nine months ended September 30, 2014 amounted to $40,004. The Share Purchase Option derivative is subject to re-measurement to fair value at the end of each reporting period with the change reflected in income.

Loan two

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the coming 12 months. The advances are at pre-defined amounts or percentages of the value of a project’s recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was paid at closing. This facility matures in May 2015. A restricted cash deposit of $500,000 was required to cover interest payments when the term loan was funded, or portion thereof. We are required to comply with a number of customary affirmative and negative covenants of which we were in compliance at September 30, 2014. The proceeds are to be used to fund various project recovery costs. At September 30, 2014, the outstanding loan balance on this credit facility was $7,684,514.

Loan three

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

During July 2013, when the above noted mortgage matured, we extended it under substantially the same terms that previously existed. The new maturity date is July 2016. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest are required. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of September 30, 2014, the loan balance outstanding was $1,151,500.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of September 30, 2014, the loan balance outstanding was $549,799.

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

The indebtedness evidenced by the Initial Note bore interest at 8.0% percent per year (15% under default conditions, if applicable). Interest was compounded monthly and payable quarterly at the beginning of each calendar quarter. The Initial Note was amortized with equal monthly principal installments of $434,783 that commenced on July 8, 2012. Prepayment was not allowed. Further, the Notes could have been converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note was $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note was to be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). On May 10, 2012 (the six-month anniversary of the initial closing date), the conversion price applicable to the Initial Note was adjusted to $3.17, which represented 110.0% of the market price of Odyssey’s common stock. The conversion price was also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that we make in shares of our common stock was the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the average for a ten-day period immediately prior to the applicable amortization date of the volume-weighted average price of our shares of common stock.

The Initial Note provided for redemption upon the occurrence of an event of default. Default conditions included non-servicing of the debt and certain other credit risk related conditions. Default conditions also included certain equity indexed events including failures to file public information documents, non-conversion or insufficient share authorizations to effect conversion and failure to obtain and maintain an effective registration statement covering the underlying common shares. The remedies to the investor for events of default included acceleration of payment at 125% of the remaining face value in certain circumstances. In the event the default redemption was not paid, the investor would have the right to elect conversion of the note at an adjusted conversion price approximating 75% of quoted market prices. A change in control would also result in a redemption requirement at 125% of the face value.

The Notes did not extend voting rights to the investors. However, the Notes extended participation rights in dividend payments, if any, made to the holders of the Company’s common or other class of stock, except our Series G Preferred Stock.

The holder of the Initial Note elected to apply some of the payments due on the principal balance of the Initial Note to the Additional Note described below. During the year ended December 31, 2013, we issued 3,282,934 shares of common stock as payment of $8,608,694 in outstanding principal. During the nine months ended September 30, 2014, the remaining principal balance of $1,391,306 was paid in full in cash.

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

Additional Note

On May 10, 2012, we issued the Additional Note in the original principal amount of $8.0 million, and the number of shares of Odyssey’s common stock issuable upon exercise of the Warrant increased to 1,562,500. The Additional Note bore interest at 9.0% per year and matured on the 30-month anniversary of the initial closing date. The Additional Note amortized in equal monthly installments commencing on the eighth-month anniversary of the initial note and may be paid in cash or Odyssey common stock. The Additional Note could have been converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. The conversion rate applicable to any amortization payment that we make in shares of our common stock was the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the average for a ten-day period immediately prior to the applicable amortization date of the volume-weighted average price of our shares of common stock. The initial conversion price of the Additional Note was $3.74, subject to reset on the earlier of the date the registration statement registering the offer and sale of the common stock issuable under the notes and the warrants becomes effective and a prospectus contained therein shall be available for the resale by the holder of all of the registrable securities or the six-month anniversary of the additional closing date. The registration statement was declared effective on July 6, 2012, and there was no reset to the conversion price of the Additional Note.

On January 2, 2013, we entered into an agreement to amend the terms of the Additional Note. The installment payments due December 1, 2012, January 1, 2013 and February 1, 2013 were deferred until March 1, 2013 and the conversion price on the Additional Note was decreased from $3.74 to $3.17. We evaluated the amendment’s impact on the accounting for the Additional Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10% and the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was less than 10% of the carrying value of the Additional Note immediately prior to the modification. Since the amendment did not result in a substantial modification, extinguishment accounting was not applicable. During the nine months ended September 30, 2014, $1,739,130 of the principal balance was paid in cash and the remaining principal balance of $2,347,826 was converted into common stock.

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

ASC 815 generally requires embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the conversion option and related conversion reset price protection, the Company’s redemption privilege, and certain redemption rights that were indexed to equity risks. The conversion option and conversion reset price protection, along with the redemption features bearing risks of equity, were not clearly and closely related to the host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

The Warrant has a term of five and one-half years from inception and an initial exercise price of $4.32. The contractual exercise price is subject to adjustment for both traditional recapitalization events and was reset on the sixth month anniversary of issuance to $3.60 per share. Although the warrant did not fall within the scope of ASC 480, the warrant required derivative liability accounting because the conversion price reset protection terms are not consistent with the definition for financial instruments indexed to a company’s own stock.

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the six months ended September 30, 2014 and 2013 amounted to $279,070 and $1,295,833, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See NOTE L for information about our derivatives.

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

Warrants

Warrants to purchase 1,562,500 shares of common stock were attached to our formerly outstanding Senior Convertible debt discussed further in NOTES I and L. The exercise price on these warrants is $3.60, and they expire on November 9, 2016. See NOTE L for further information on these warrants.

Stock-Based Compensation

We have one active stock incentive plan, the 2005 Stock Incentive Plan. The 1997 Stock Incentive Plan expired on August 17, 2007. As of that date, options could no longer be granted from that Plan, but any granted and unexercised options continued to exist until they are exercised or until they expired. As of December 31, 2013 all outstanding options in the 1997 Stock Incentive Plan have expired. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, our stockholders’ approved an amendment to the 2005 Stock Incentive Plan which resulted in the addition of 3,000,000 shares of common stock to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an officer, director or eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended September 30, 2014 and 2013 was $607,106 and $882,933, respectively and for the nine-month periods ended September 30, 2014 and 2013 was $1,827,767 and $2,123,706, respectively.

We did not issue stock options in the three-month periods ended September 30, 2014 and 2013. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE K – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At September 30, 2014, our uninsured cash balance was approximately $4.2 million.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately, on average, $839 per month until maturity in July 2016. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately, on average, $2,629 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,457. See NOTE I. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE L — DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of September 30, 2014 and December 31, 2013 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	September 30, 2014	December 31, 2013
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$—	$47,243

	—	47,243
Warrant and Share Purchase Option derivatives
Senior Convertible Notes	140,828	840,000
2014 Share Purchase Option	984,921	—

Series G Convertible Preferred Stock	—	83,580

Warrant derivatives	1,125,749	923,580

Total derivative liabilities	$1,125,749	$970,823

	September 30, 2014	December 31, 2013
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	—	1,729,647

	—	1,729,647

Warrant and Share Purchase Option derivatives
Senior Convertible Notes	1,562,500	1,562,500
2014 Share Purchase Option *	* *	—

Series G Convertible Preferred Stock	—	525,000

	1,562,500	2,087,500

Total common shares linked to derivative liabilities	* *	3,817,147

*	The 2014 Share Purchase Option common shares are indexed and convertible to Oceanica shares.
**	See related August 14, 2014 loan information in NOTE I regarding redacted information.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$—	$202,034	$47,243	$244,303
2014 Share Purchase Option derivative	(153,175)	—	(153,175)	—
Warrant derivatives	459,016	438,119	782,752	1,098,688

	305,841	640,153	676,820	1,342,991
Redemptions of Senior Convertible Notes	—	230,300	—	863,651

Total derivative income (expense)	$305,841	$870,453	$676,820	$2,206,642

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

During the nine-months ended September 30, 2014, the compound embedded derivatives related to the Senior Convertible Notes were converted. As of September 30, 2014, no compound embedded derivatives were present. Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Note and classified in liabilities as of December 31, 2013:

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the options issued and bifurcated from our Monaco Promissory Loan and classified in liabilities as of September 30, 2014 and the inception date August 14, 2014:

	September 30, 2014	August 14, 2014
Underlying price on valuation date *	$2.50	$2.50
Contractual conversion rate	$* *	$* *
Contractual term to maturity	1.87 Years	2.00 Years
Implied expected term to maturity	1.68 Years	1.85 Years
Market volatility:
Range of volatilities	55.5% - 70.5%	37.0% - 62.2%
Equivalent volatilities	62.3%	51.2%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	9.50%	9.50%
Range of credit risk adjusted yields	3.97% - 4.61%	3.94% - 4.45%
Equivalent credit risk adjusted yield	4.24%	4.15%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore its shares do not trade on a public exchange. As a result, the underlying value must be based on private sales of the subsidiary’s shares because that is the best indicator of the value of the shares. There has been one sale of Oceanica’s shares in which a private investor purchased 21% of the shares for $2.50 per share. Accordingly the underlying price used in the MCS calculations for the inception date and quarter ended September 30, 2014 was $2.50.
**	See related August 14, 2014 loan information (Loan one) in NOTE I regarding redacted information.

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the nine months ended September 30, 2014 and 2013.

	For the nine months ended September 30,
	2014	2013
Balances at January 1	$47,243	$1,529,583
Issuances	—	—
Expirations from redemptions of host contracts reflected in income	—	(863,652)
Changes in fair value inputs and assumptions reflected in income	(47,243)	(244,302)

Balances at September 30	$—	$421,629

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

On October 11, 2010, we also issued warrants to acquire 1,800,000 of our common shares in connection with the Series G Convertible Preferred Stock Financing. During April 4-8, 2011, we issued warrants to acquire 525,000 of our common shares in connection with the Series G Convertible Preferred Stock and Warrant Settlement Transaction. Finally, on November 8, 2011, we issued warrants to acquire 1,302,083 of our common shares in connection with the Senior Convertible Note Financing Transaction. These warrants required liability classification as derivative financial instruments because certain down-round anti-dilution protection or price protection features included in the warrant agreements are not consistent with the concept of equity. We applied the Binomial Lattice valuation technique in estimating the fair value of the warrants because we believe that this technique is most appropriate and reflects all of the assumptions that market participants would likely consider in transactions involving the warrants, including the potential incremental value associated with the down-round anti-dilution protections.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. All remaining warrants linked to 1,725,000 shares of common stock were exercised on October 11, 2013. Therefore, the warrants linked to 1,725,000 shares of common stock were not outstanding as of September 30, 2014 and December 31, 2013. Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 1,725,000 shares of common stock as of September 30, 2013:

September 30, 2013
Linked common shares	1,725,000
Quoted market price on valuation date	$3.00
Contractual exercise rate	$2.4648
Term (years)	0.03
Range of market volatilities	24.0% - 31.5%
Risk free rates using zero coupon US Treasury Security rates	0.03%

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of September 30, 2014. Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 525,000 shares of common stock as of September 30, 2013 and December 31, 2013:

	September 30, 2013	December 31, 2013
Linked common shares	525,000	525,000
Quoted market price on valuation date	$3.00	$2.02
Contractual exercise rate	$2.4648	$2.3793
Term (years)	0.54	0.28
Range of market volatilities	26.3% - 46.1%	50.1% - 88.3%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.04%	0.01% - 0.07%

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 1,562,500 shares of common stock as of September 30, 2014, September 30, 2013 and December 31, 2013:

	September, 30		December 31,
	2014	2013	2013
Linked common shares	1,562,500	1,562,500	1,562,500
Quoted market price on valuation date	$0.91	$3.00	$2.02
Contractual exercise rate	$3.60	$3.60	$3.60
Term (years)	2.61	3.61	3.35
Range of market volatilities	57.0% - 79.7%	38.2% - 60.5%	51.1% - 78.2%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.58%	0.02% - 0.63%	0.07% - 0.78%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	—

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

The following table reflects the issuances of the Share Purchase Option derivative and warrant derivatives and changes in fair value inputs and assumptions for these derivatives during the nine months ended September 30, 2014 and 2013.

	For the nine months ended September 30,
	2014	2013
Balances at January 1	$923,580	$3,826,619
Issuances on August 14, 2014	831,746	—

Changes in fair value inputs and assumptions reflected in income	(629,577)	(1,098,688)

Balances at September 30	$1,125,749	$2,727,931

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE M – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
“Cambridge” project	$825,000	$825,000
“Republic” (now “Seattle”) project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250
Marine services projects	1,840,404	1,840,404

Total deferred income and participating revenue rights	$6,484,154	$6,484,154

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

Galt Resources, LLC

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any one project Galt selected prior to December 31, 2011. If the project is successful and generates sufficient proceeds, Galt will recoup their investment plus three times the investment. Galt’s investment return will be paid out of project proceeds. Galt will receive 50% of project proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. Subsequent to the original syndication deal, we reached an agreement permitting Galt to bifurcate their selection between two projects, the SS Gairsoppa and HMS Victory with the residual 1% on additional net proceeds assigned to the HMS Victory project only. The bifurcation resulted in $3,756,250 being allocated to each of the two projects. Therefore, Galt will receive 7.5125% of net proceeds from the HMS Victory project after they recoup their investment of $3,756,250 plus three times the investment. Galt was paid in full in the amount of $12,506,755 during the first quarter of 2013 for their remaining share of the Gairsoppa project investment. There are no future payments remaining due to Galt for the Gairsoppa project nor will they receive or have they received any further distributions from the Gairsoppa project proceeds. Based on the timing of the proceeds earmarked for Galt, the relative corresponding amount of Galt’s revenue participation right of $3,756,250 was amortized into revenue in 2012 based upon the percent of Galt-related proceeds from the sale of silver as a percentage of total proceeds that Galt earned under the revenue participation agreement ($15.0 million).

Marine service projects

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At September 30, 2014, we have a $1,840,404 service obligation on one service contract that will be recognized as revenue over the period of time the contractual services are provided. At December 31, 2013, we had the same service obligation of $1,840,404.

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

We may use our owned vessel, the Odyssey Explorer, or chartered vessels to conduct operations based on availability. Over the past few years, we chartered the Dorado Discovery vessel on a long-term lease basis. As of September 1, 2014, we no longer have a charter agreement in place for the Dorado Discovery vessel. We have maintained some of our equipment on board the Dorado Discovery vessel with an expectation to charter the vessel for our own individual projects as well as to other parties in the future.

SS Central America Project

We were awarded an exclusive contract to conduct an archaeological excavation and recover the remaining valuable cargo from the SS Central America shipwreck, which is located approximately 160 miles off the coast of South Carolina. The ship, which was immortalized in the best-selling book, “Ship of Gold in the Deep Blue Sea,” sank in 1857 with one of the largest documented cargoes of gold ever lost at sea.

Odyssey was selected for the project by Ira Owen Kane, the court-appointed Receiver for Recovery Limited Partnership (RLP) and Columbus Exploration, LLC. The contract was approved by the Common Pleas Court of Franklin County, Ohio, which has jurisdiction over the Receivership for RLP and Columbus Exploration, LLC. The shipwreck itself is under the admiralty jurisdiction of the United States District Court for the Eastern District of Virginia, Norfolk Division, which ruled in July 2014 that RLP had the exclusive shipwreck salvage rights.

Under the agreement with RLP, Odyssey will receive 80% of the proceeds of monetization of cargo until a fixed mobilization fee and a negotiated day rate are paid (“Priority Recoupment”). Thereafter, Odyssey will receive 45% of the proceeds of monetization.

Odyssey conducted survey and archaeological recovery work on the shipwreck site from mid-April through mid-September 2014. Over 15,500 silver and gold coins as well as gold ingots, dust, nuggets, jewelry and other artifacts were recovered from the shipwreck. The detailed recovery inventory lists and recovery reports are available on our website. No revenues from this project have been recognized to date because the recovered items have not been monetized yet and thus the realized value from the monetization cannot be fully measured at this time. However, we recognized the Priority Recoupment as a benefit (credit to expense) in the second and third quarters of 2014 since the potential monetization value of the already-recovered cargo is well in excess of the project costs. The Priority Recoupment in the second and third quarter of 2014 was $3.5 million and $2.7 million, respectively. Odyssey has exclusive rights to perform future recovery work on this shipwreck site under contract with RLP through the first quarter of 2019. The work on the shipwreck site was completed in mid-September for the 2014 season. RLP and Odyssey will continue to analyze the data obtained in 2014 to determine plans for potential work on the site in future seasons. Tens of millions of dollars worth of valuable cargo was recovered from the shipwreck in 2014, but the exact value will only be determined by a monetization event. Odyssey has a right to a share of the proceeds from this monetization but is not the owner of the recovered cargo and as such none of the recovered cargo is carried as inventory on the balance sheet of Odyssey. The first proceeds received by Odyssey from the monetization of the recovered cargo will be used to satisfy any outstanding principal and interest due on the Fifth Third Bank credit facility of May 7, 2014 (See Note I).

HMS Victory Project

In 2008, Odyssey discovered the shipwreck of HMS Victory (lost 1744) and with the permission of the UK Ministry of Defence (MOD) recovered two cannon to aid in positive identification of the shipwreck. The MOD and the UK Department for Culture Media and Sport (DCMS) held a joint public consultation on options for the management of the site. In January 2012, a deed of gift transferred the Victory (1744) and associated materials belonging to the Crown to the Maritime Heritage Foundation

(MHF), a UK charity whose mission is to promote knowledge and understanding of Britain’s maritime heritage. Odyssey is recognized by the MHF and under maritime law, as the salvor-in-possession of the wreck. The MHF has now assumed responsibility for the future management of the wreck site and has contracted with Odyssey to provide a full range of archaeological, recovery, conservation and other services.

Between February and August 2012, Odyssey conducted, on behalf of the MHF, a comprehensive non-disturbance survey that completed the non-disturbance sections (phases 1-2) of the project design. The wide ranging initiatives applied included side-scan and multibeam sonar, production of two photomosaics, the recording of all surface features, remote geophysical sensing for ferrous (FADE), non-ferrous (TSS) and other sub-bottom imaging anomalies (SBI), and an environmental and marine biological site assessment contracted to the University of St. Andrews, Scotland. Three sacrificial frames containing metal and wood samples were buried offsite as part of an environmental studies program. Five papers detailing this non-disturbance work have been published, including ‘HMS Victory (Site 25C). Preliminary Results of the Non-Disturbance Shipwreck Survey, 2012.’ These scientific papers, as well as eight others related to Victory, are available at www.victory1744.org, a website dedicated to Victory that includes a unique virtual dive trail.

A detailed project design for the archaeological excavation of the site, including a complete plan for recording, documentation, conservation, publication and public education was submitted to the UK Ministry of Defence’s Advisory Group. On October 24, 2014, the UK Ministry of Defence (MOD) announced its consent to proceed with the archaeological investigation and recovery of at-risk artefacts from the HMS Victory (1744) wreck site in accordance with the Project Design that has been approved. The application to the UK Marine Management Organisation will be submitted to allow operations to begin.

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

Under the recovery contract, we assumed the risk and responsibility for the search, cargo recovery, documentation, and marketing of the cargo, and we will retain 80% of the net salved value after first recouping all our recovery expenses. The recovered cargo remains the property of the UK government until it is monetized, at which time any initial proceeds are first applied to cover the project costs incurred by us and then any remaining proceeds are split 80/20 between us and the UK government.

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

Planning is underway to assemble the necessary ships and equipment for the exploration, assessment and recovery of these cargoes. Odyssey has conducted tests of a new 6,000 meter inspection class ROV, a new 3,000 meter depth capable 7160 hull mounted multi-beam, and a 12 kHz 6,000 meter echo-sounder which can be utilized on these commodity projects. In addition, an advanced custom 6,000 meter depth capability search system that utilizes dual 7125 multi-beam systems was delivered in the second quarter of 2014 for use on commodity shipwreck search and inspection projects. Since October 2014, we have fully integrated this new system aboard the Odyssey Explorer and have been conducting extensive at-sea tests of this new technology. The capabilities of this new system provides us with an effective deep ocean search system that significantly extends our capability for detecting both shipwreck and mineral anomalies down to the depths of 6,000 meters.

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

Subsea Mineral Mining Exploration Projects

Neptune Minerals, Inc.

We currently own 6.2 million of Class B non-voting shares of Neptune Minerals, Inc. (NMI), a company focused on discovering and commercializing high-value mineral deposits. In 2013, we extended a convertible loan of $500,000 to NMI, which was fully reserved for at December 31, 2013. The loan matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. The note was convertible into NMI’s Class A voting shares at $12.00 per share upon maturity. During April 2014, we modified the conversion feature with NMI and the note was converted into 5,225 shares of Series A Preferred non-voting stock. These shares are convertible into 522,500 shares of Series A voting shares. Our current ownership of NMI is approximately 29%. NMI holds tenement rights to numerous SMS (Seafloor Massive Sulfides) deposits in the South Pacific that commonly contain high concentrations of copper, zinc, gold, and silver.

In May 2012, we received our final cash payment of $1 million for charter services from Chatham Rock Phosphates, Ltd. We also received 9.3 million shares of Chatham Rock Phosphates Ltd. common stock for charter services valued at $1.7 million (12.2 % of Chatham shares outstanding). Chatham Rock Phosphates Ltd. currently holds a license covering over 4,000 square kilometers off the coast of New Zealand believed to have significant seabed deposits of rock phosphate and other potentially valuable minerals. Since our share acquisition, other major investors have acquired shares that have diluted our position to under 10%. Chatham Rock Phosphates has received the governmental mining permit for their tenement area and is currently seeking its environmental permit.

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

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”). Oceanica’s subsidiary is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters which contains a large amount of phosphate mineralized material. Phosphate is a key ingredient of fertilizers. In March of 2014, Odyssey completed a first NI 43-101 compliant report on the deposit and periodically issues updates on this report. Odyssey initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share, or $15 million, and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

Oceanica’s subsidiary has conducted extensive scientific testing of the phosphate mineralized material and of the environmental impact of recovering the mineralized material from the seafloor. Oceanica has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis on the extraction and processing program, and with JPMorgan on the strategic growth alternatives.

Oceanica’s subsidiary applied for and recently has been granted additional mining concession areas by the Mexican Government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area.

In September 2014, Oceanica’s subsidiary reported that the Environmental Impact Assessment (EIA) for proposed dredging and recovery of phosphate sands from the “Don Diego” deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). According to governmental regulations, a response is expected in approximately 60 business days. On November 5, 2014, SEMARNAT held a public hearing on the EIA in Mexico.

In August 2014, Odyssey entered into a new loan agreement with a marketing partner. Under terms of that agreement, the Lender may convert all or part of the loan balance into Oceanica shares held by Odyssey or purchase some Oceanica shares from Odyssey at a pre-defined price. At September 30, 2014, the outstanding principal amount on the loan agreement was $5.0 million. A further $2.5 million was advanced on this loan agreement on October 1, 2014.

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

There are currently no pending admiralty legal proceedings to which we are a party. We have, however entered into a Services Agreement with Recovery Limited Partnership for the salvage of the SS Central America arrested in the United States District Court, Eastern District of Virginia. The District Court has determined Recovery Limited Partnership is the real party in interest and salvor-in-possession of the SS Central America. Recovery Limited Partnership’s motion to award title is pending before the court.

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

Three-months ended September 30, 2014, compared to three-months ended September 30, 2013

			2014 vs. 2013
	2014	2013	$	%
Increase/(Decrease)
(Dollars in millions)
Artifact sales and other	$0.1	$5.5	$(5.4)	(98%)
Exhibit	0.0	0.0	0.0	28
Expedition	0.0	0.0	0.0	0

Total revenue	$0.1	$5.6	$(5.4)	(98%)

Cost of sales	$0.0	$0.2	$(0.1)	(84%)
Marketing, general and administrative	2.8	4.7	(1.9)	(40)
Operations and research	5.1	4.2	1.0	23

Total operating expenses	$7.9	$9.0	$(1.1)	(12%)

Other income (expense)	$0.1	$0.1	$0.0	3.6%

Income tax benefit (provision)	$0.0	$(0.2)	$0.2	100%

Non-controlling interest income	$0.3	$2.7	$(2.4)	(90%)

Net income (loss)	$(7.4)	$(0.9)	$(6.5)	(696%)

The explanations that follow are for the three-months ended September 30, 2014, compared to the three-months ended September 30, 2013.

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, artifacts and merchandise, fees from our themed attraction exhibit and expedition charters.

Total revenue decreased by $5.4 million in the third quarter of 2014 as compared to the same period in 2013 mainly because the 2013 period included revenues from the sale of silver from the Gairsoppa shipwreck that was not replicated in 2014. The majority of revenue in 2014 resulted from the sale of inventory items such as coins, whereas 2013 revenue was the product of coin sales and a large sale of the silver bullion recovered from the Gairsoppa shipwreck.

Although significant quantities of gold and silver cargo items have been recovered from the SS Central America shipwreck in 2014, no revenues have been recognized so far in 2014 from this project since any amounts can only be measured upon monetization of the recovered cargo. The ability to monetize cargo from this project is dependent on a final judicial ruling from the United States Federal Court. As a result, none of the cargo recovered in 2014 from SS Central America shipwreck has been monetized so far.

Operating Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with artifact and merchandise sales. Cost of sales is recorded for the sale of each Republic coin or the sale of merchandise and other items owned by Odyssey. There is no cost of sales associated with the Gairsoppa licensing agreement or Gairsoppa silver bullion sales. The majority of revenues in the third quarter of 2013 were related to the Gairsoppa project for which there were no cost of sales. The remaining revenues of the third quarter of 2013 and all the revenues of the third quarter of 2014 were relatively low amounts, thus the associated cost of sales was also low.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $2.8 million in 2014 as compared to $4.7 million in 2013. The decrease of $1.9 million is primarily due to one-time costs recorded in the third quarter of 2013 (Black Swan judgment payment, silver hedging costs, and the accelerated vesting of stock options related to the retirement of the previous CFO) that were not repeated in the third quarter of 2014.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses were $5.1 million in 2014 as compared to $4.2 million in 2013. This $1.0 million increase is mainly due (i) to higher project cost recoupment in 2013 for the Gairsoppa project ($9.2 million) than the cost recoupment in 2014 for the SS Central America project ($2.7 million), (ii) higher operating costs in 2014 for the company-owned Odyssey Explorer vessel which has been working 24-hour shifts on the SS Central America project, offset in part by the 2013 charter expense for the Seabed Worker vessel (used for work on the Gairsoppa shipwreck at a cost of $6.4 million in the third quarter of 2013) that was not chartered in 2014.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Total other income increased 36% in 2014 compared 2013 as a result of a drop in interest expense (lower balance of interest-bearing debt in 2014), partly offset by the change in the fair value of the derivative financial instruments (see NOTE L). Other income in 2014 was made up of $0.3 million in income from the change in the fair value of derivative financial instruments ($0.4 million related to the change in the stock price and ($0.1) million of other), and $0.1 million other income from sale of equipment, offset by $0.3 million of expense from interest on our financial debt. Other income in the third quarter of 2013 was made up primarily of $0.9 million income from the change in the fair value of derivative financial instruments ($0.3 million related to the change in the stock price volatility, $0.3 million related to the change in the probability of exercise of certain instruments, and $0.3 million of other), $0.1 million income from the effect of foreign currencies offset by $0.9 million of expenses from interest on the financial debt of the company.

Taxes and Non-Controlling Interest

We did not accrue any taxes in the third quarter 2014. Although the Company has significant tax loss carryforwards, the Company accrued alternative minimum taxes related to the sale of subsidiary stock in 2013. We accrued $0.2 million in taxes in the third quarter of 2013.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the third quarter of 2014 was $2.4 million lower than in the third quarter of 2013 due to lower expenses in our subsidiaries in 2014 as compared to 2013. In 2013, our subsea mineral exploration subsidiary was engaged in offshore work for the phosphate deposit exploration and validation whereas in 2014 most of the work involved on-shore work.

Nine-months ended September 30, 2014, compared to nine-months ended September 30, 2013

Increase/(Decrease)			2014 vs. 2013
(Dollars in millions)	2014	2013	$	%
Artifact sales and other	$1.0	$6.6	$(5.6)	(85%)
Exhibit	0.1	0.1	(0.0)	(49)
Expedition charter	0.0	0.0	(0.0)	(100)

Total revenue	$1.0	$6.7	$(5.6)	(84%)

Cost of sales	$0.2	$0.4	$(0.2)	(50%)
Marketing, general and administrative	8.2	10.4	(2.2)	(21)
Operations and research	15.0	19.4	(4.4)	(23)

Total operating expenses	$23.4	$30.2	$(6.9)	(23%)

Other income (expense)	$(0.6)	$(0.5)	$(0.1)	(20%)

Income tax benefit (provision)	$0.5	$(0.3)	$0.8	243%

Non-controlling interest income	$1.2	$2.9	$(1.7)	(57%)

Net income (loss)	$(21.2)	$(21.5)	$0.3	1%

The explanations that follow are for the nine-months ended September 30, 2014, compared to the nine-months ended September 30, 2013.

Revenue

Total revenue decreased by $5.6 million in the first nine months of 2014 as compared to first nine months of 2013. Revenues in the first nine months of both years included revenues from licensing agreements and the sale of the gold obtained from refining the silver bullion recovered from the Gairsoppa shipwreck. The decrease in total revenue was primarily a result of $5.2 million of revenues from our share of proceeds from the sale of UK government Gairsoppa silver sales recognized in 2013 whereas no UK government Gairsoppa silver sales occurred in 2014.

Although significant quantities of gold and silver cargo items were recovered from the SS Central America shipwreck in 2014, no revenues were recognized so far in 2014 from this project since the exact amount can only be measured upon monetization of the recovered cargo. The ability to monetize cargo from this project is dependent on a final judicial ruling from the United States Federal Court. As a result, none of the cargo recovered in 2014 from SS Central America shipwreck has been monetized so far.

Operating Expenses

Cost of sales decreased 50% for the first nine months of 2014 as compared to 2013, primarily in proportion to the decrease in coin sales. Cost of sales is recorded for the sale of each Republic coin or the sale of other items owned by Odyssey. No cost of sales is associated with the revenues generated from the Gairsoppa silver sales because under the terms of the agreement with the UK government, the silver is the property of the UK government and we receive 80% of the proceeds from the monetization of the silver after recouping all of its project costs. We sold intact non-refined Gairsoppa silver bars and other Gairsoppa merchandise from inventory in 2014 which generated cost of sales. These intact non-refined silver bars that were sold in 2014 were acquired from the UK government.

Marketing, general and administrative expenses decreased to $8.2 million in the first nine months of 2014 as compared to $10.4 million in 2013. The decrease of $2.2 million is primarily due to one-time costs in 2013 (the Black Swan judgment payment, silver hedging costs, the accelerated vesting of stock options related to the retirement of the previous CFO, and a $0.5 million reversal in 2014 on a bad debt provision on a loan receivable made in 2013) that did not occur in 2014.

Operations and research expenses were $15.0 million in the first nine months of 2014 as compared to $19.4 million in the same period in 2013. This $4.4 million decrease is largely due to the fact that in 2014 we did not have to charter the Seabed Worker vessel (used for work on the Gairsoppa and Mantola shipwreck at a cost of $11.0 million through the third quarter of 2013), partially offset by (i) a lower cost recoupment in 2014 on the SS Central America project ($6.3 million) as compared to the 2013 cost recoupment on the Gairsoppa project ($9.2 million) and (ii) higher operating costs in 2014 ($3.0 million) for the company-owned Odyssey Explorer vessel which underwent in 2014 its periodic 5-year maintenance overhaul and inspection and which worked 24-hour shifts on the SS Central America project.

Other Income and Expense

Total other expense for the first nine months decreased from $0.5 million in 2013 to $0.6 million in 2014 primarily as a result of a drop in interest expense (lower balance of interest-bearing debt in 2014). Other expense in the first nine months of 2014 was made up of a positive $0.7 million impact from the change in the fair value of derivative financial instruments ($0.8 million related to the change in the stock price/volatility and ($0.1) million related to the change in the probability of exercise of certain instruments), offset by $0.5 million of expense from a reduction of the value of an investment in NMI, as well as $0.9 million of expense from interest on our financial debt. Other expense in 2013 was made up primarily of $2.9 million of expenses from interest on the financial debt of the company offset by $2.2 million income from the change in the fair value of derivative financial instruments ($0.9 million related to the change in the stock price volatility, $0.9 million related to the redemptions of convertibles notes, and $0.4 million related to the change in other assumptions such as interest) and $0.1 million income from the effect of foreign currencies.

Taxes and Non-Controlling Interest

Although the Company has significant tax loss carryforwards, the Company accrued alternative minimum taxes related to the sale of subsidiary stock in 2013. As a result of an IRS private letter ruling to the Company in 2014 we reversed a $0.5 million provision for income taxes made in 2013.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment for the nine-months ended September 30, 2014 was $1.7 million lower than the same period in 2013 due to lower expenses in our subsidiaries in 2014 as compared to 2013. In 2013, our subsea mineral exploration subsidiary was engaged in offshore work for the phosphate deposit exploration and validation whereas in 2014 most of the work involved on-shore work.

Liquidity and Capital Resources

	Nine-Months Ended
(Dollars in thousands)	September 2014	September 2013
Summary of Cash Flows:
Net cash used by operating activities	$(23,002)	$(34,773)
Net cash used by investing activities	(2,830)	(4,537)
Net cash provided by financing activities	8,221	40,386

Net (decrease) increase in cash and cash equivalents	$(17,611)	$1,077
Beginning cash and cash equivalents	21,322	10,096

Ending cash and cash equivalents	$3,712	$11,173

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2014 was $23.0 million, or an improvement of $11.8 million compared to the same period in the previous year, primarily as a result of cash used to pay accrued expenses. The 2014 operating cash flows primarily reflected a net loss before non-controlling interest of $22.5 million offset in part by non-cash items of $5.3 million including depreciation and amortization of $3.8 million ($1.7 million of which was accelerated depreciation resulting from the termination of the Dorado Discovery charter), share-based compensation ($1.8 million), notes payable interest accretion ($0.3 million), and increased by non-cash items such as fees/interest paid with stock ($0.1 million), and the change in the fair value of derivative liabilities ($0.7 million, see NOTE L). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $5.8 million. This primarily included an increase in accounts receivable in 2014 of $6.2 million mainly due to the recoupment of SS Central America project costs. A $1.8 million decrease in accrued expenses in the first nine months of 2014 resulted primarily from the payment of $1.3 million to the UK on the Gairsoppa project and the payment of other accruals made at the end of 2013. Other changes in working capital in the first half of 2014 included a $0.3 million increase in inventory, a $2.0 million decrease in other assets including prepaid expenses and deposits on equipment, and a $0.4 million increase in accounts payable.

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

Cash flows used in investing activities for the first nine months of 2014 were $2.8 million. The major equipment purchases in 2014 included $1.1 million for a deep tow system, $0.7 million for new mineral exploration equipment and $0.7 million for the Odyssey Explorer which included steelwork, an umbilical cable and a control system for the ROV.

Cash flows used in investing activities for the first nine months of 2013 were $4.5 million. In June 2013, Odyssey purchased $1.0 million shares in its subsidiary Oceanica for $1.25 million in order to increase its stake in the subsidiary. Odyssey spent $3.3 million on equipment in the first nine months of 2013. The major equipment purchases in 2013 included $2.1 million for new mineral exploration equipment and $1.2 million for the Odyssey Explorer which included equipment replacement, a major engine overhaul which extended the useful life of the vessel asset, and for a 6000 meter ROV and associated equipment.

Cash flows provided by financing activities for the first nine months of 2014 were $8.2 million. In the third quarter, we received $5.0 million from the first tranche of a loan from a marketing partner (see Note I). In 2014, we also received $7.7 million of cash advances on a new $10.0 million credit facility with Fifth Third Bank. These cash inflows were offset by repayment of debt obligations which included $3.1 million in short term notes payable reductions and an additional $1.0 million in payments on the term loan from Fifth Third Bank. The 2013 $10.0 million Gairsoppa project loan was paid off in 2014 using $10.0 million in restricted cash held at Fifth Third Bank. The remaining cash flows used for financing activities were mortgage and financed asset payments.

Cash flows provided by financing activities for the first nine months of 2013 were $40.4 million which primarily represents $25.0 million from the sale of a 23% interest in Oceanica Resources, S. de. R.L., a Panamanian company (“Oceanica”), a majority owned subsidiary (see General Discussion under Other Cash Flow and Equity Areas). Oceanica is in the business of mineral exploration and controls exclusive mining licenses for offshore mineral deposits. The licenses include areas which, based upon extensive exploration and analysis undertaken by us, are believed to feature valuable mineralized materials. Preliminary resource assessments indicate that the licenses, or concessions, which have been granted for a 50-year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value. Additional cash flows were provided from the exercise of outstanding warrants and options ($6.0 million) and a short term loan from Fifth Third Bank in July 2013 ($10.0 million), offset by repayment of debt obligations ($0.7 million).

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2014, we had cash and cash equivalents of $3.7 million, a decrease of $17.6 million from the December 31, 2013 balance of $21.3 million. This reduction was mainly the result of cash used in operations during the first nine months of 2014. The Odyssey Explorer began the year in port in the UK for its five-year inspection work then re-positioned to South Carolina and conducted work on the SS Central America shipwreck project from April through September 15, 2014 and conducted sea trials of the new DeepTow system at the beginning of the fourth quarter of 2014. We recovered a significant amount of valuable cargo from the SS Central America shipwreck in 2014, but we have not yet monetized any of the cargo, thus no revenues from the project or cash inflows from the project have been recognized in the first nine months of 2014. The long-term lease of the Dorado Discovery vessel came to an end in 2014 and we continued to lease the vessel on a short term basis for a few months in 2014 before deciding to terminate the lease effective August 31, 2014. Some of our equipment has remained on board the Dorado Discovery vessel for potential future use.

Financial debt of the company was reduced by $4.7 million in the first three quarters of 2014, from a balance of $22.0 million at December 31, 2013 to a balance of $17.3 million at September 30, 2014. The $10.0 million project loan for the Gairsoppa project that was entered into in July 2013 and which had a maturity date of July 24, 2014, was paid off in full in March 2014. The convertible debt notes issued in 2011 and 2012 for a total amount of $18.0 million were fully retired in the first half of 2014. On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third Bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project (see discussion below under “Financings”). By September 30, 2014, we had received advances of $7.7 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck. The initial note portion of the loan entered into in August 2014 with a strategic marketing partner increased our financial debt by an additional $4.0 million. Additional debt reductions resulted from $1.0 million in scheduled semi-annual payments on our Term Loan with Fifth Third, and $0.1 million of mortgage payments.

In 2014, we continued to develop our mineral exploration activities. Our majority-owned subsidiary active in validating and developing a phosphate deposit in Mexico obtained its first NI 43-101 compliant technical reports, obtained extensions to its tenement areas, conducted numerous environmental studies, and filed its application for a Mexican environmental permit (Environmental Impact Assessment).

Financings

In 2013, we amended our $5 million term loan with Fifth Third Bank (the “Bank”) so that the maturity date was extended from July 11, 2013 to July 11, 2016. In January and July 2014 we made required semi-annual principal payments of $500,000 reducing the outstanding principal balance to $4.0 million. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit. The term loan is still secured by approximately 24,700 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants.

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The new loan is not tied to any specific shipwreck project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the coming twelve months. The advances will be pre-defined amounts or percentages of the value of the recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 is required to cover interest payments when the term loan is advanced. By September 30, 2014, we had received advances of $7.7 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck.

On August 14, 2014, we entered into a loan agreement with a strategic marketing partner that provides for loans of up to an aggregate amount of $10.0 million. At closing, we borrowed $5.0 million, and we have the right to borrow the remainder in two tranches of $2.5 million each upon the achievement of milestones set forth in the loan agreement. On October 1, 2014, we received the Second Tranche of $2,500,000 on this loan facility. Advances under the loan agreement bear interest at a rate of 8.0% for the first year and 11.0% thereafter. The credit facility provides for monthly payments of interest only, with the principal amount and all accrued interest due and payable on August 14, 2016. As further consideration for the credit facility, we agreed to assign to the lender 100,000 shares Odyssey owns in Oceanica Resources and granted the lender the right to convert the outstanding loan balance into shares of Oceanica Resources or to purchase additional shares of Oceanica Resources from Odyssey if the loan is repaid. Odyssey’s obligations under the credit facility are secured by specified assets, including a portion of Odyssey’s shares in Oceanica Resources. Our obligation to repay the principal and accrued interest may be accelerated at the option of the lender if an event of default, as specified in the loan agreement, occurs. We may prepay the outstanding loan balance before the maturity date (See NOTE I and NOTE L).

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan had an initial maturity date of July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In July 2013 when the above noted mortgage was scheduled to mature, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. As of September 30, 2014, the loan balance outstanding was $1.2 million.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of September 30, 2014, the loan balance outstanding was $0.5 million.

Trends and Uncertainties

Our 2014 business plan requires us to generate new cash inflows during 2014 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2014. We have experienced several years of net losses. Our capacity to generate net income or positive cash flows for the remainder of 2014 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities, generating income from shipwreck or mineral exploration charters or generating income from other project or asset based financing. In 2014, we are seeking to monetize a portion of our stake in our mineral exploration shareholdings, recover and monetize cargo from the SS Central America, and generate cash inflows from other projects and opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. We may also have to revert to capital raises that include equity and/or convertible debt to allow us to continue as a going concern. Our consolidated non-restricted cash balance at September 30, 2014 was $3.7 million which is insufficient to support operations through the end of the year. While we have been successful in generating cash inflows and raising the necessary funds in the past, there can be no assurance that we can continue to do so in 2014 or the following twelve months. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short sellers seeking to distort the truth and thereby profit from the decline of our company’s share price (“short and distort”). These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, but have also taken the form of both direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on the company’s share price, on our various business deals, and on our ability to secure certain financing alternatives. Although our share price is currently trading at a value greater than $1.00, it has recently traded below $1.00 and if it were to drop back below $1.00 and remain there for 30 consecutive trading days and 180 consecutive days or more without being cured, this could result in a de-listing of the stock from the NASDAQ Capital Market.

New Accounting Pronouncements

As of September 30, 2014, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $840 per month until maturity in July 2016. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,700 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,500. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the three quarters of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The issuance of shares at conversion prices lower than the market price at the time of conversion and the sale of such shares could adversely affect the price of our common stock. We may enter into convertible debt deals whereas our shares may be acquired from time to time upon conversion of the outstanding debt. At times, conversion prices could be lower than market price of our common stock at the time of conversion. We previously had outstanding senior convertible debt that was converted at a discount to market described in NOTE I to our financial statements as well as in our most recent Securities and Exchange Commission Form 10-K for 2013. The senior convertible debt described in NOTE I was satisfied in full with the conversion of the remaining balance into our common stock during the quarter ended June 30, 2014.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, a minimum bid requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with NASDAQ’s minimum bid requirement for continued listing. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive trading days, NASDAQ may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else NASDAQ may make a determination to delist our common stock. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.	Exhibits

10.1 *	Loan Agreement dated August 14, 2014 (Filed herewith electronically)

10.2 *	Promissory Note dated August 14, 2014 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

*	Portions of these exhibits have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: November 10, 2014	By:	/s/ Philip S. Devine
Philip S. Devine, Chief Financial
Officer and Authorized Officer