Form 10-Q/A
period 2014-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2015-02-27
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s Common Stock, par value $.0001 per share, as of February 25, 2015 was 85,582,502.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Odyssey Marine Exploration, Inc. (“Odyssey”) amends Odyssey’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2014 (the “Form 10-Q”), and is being filed solely to refile Exhibits 10.1 and 10.2 in response to comments received from the staff of the SEC regarding a request for confidential treatment of certain portions of Exhibits 10.1 and 10.2 originally filed with the Form 10-Q. This Amendment contains only the refiled Exhibits 10.1 and 10.2 and does not modify or update in any way disclosures made in the Form 10-Q.

No revisions or changes are made to the Company’s financial statements or notes thereto, and no changes are made to any other portion of the Form 10-Q or any other disclosure contained in the Form 10-Q, other than Exhibits 10.1 and 10.2.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

This Amendment does not reflect events occurring after the filing of the original Form 10-Q, or modify or update any disclosures that may be affected by subsequent events.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

10.1*	Loan Agreement dated August 14, 2014 (Filed herewith electronically)

10.2*	Promissory Note dated August 14, 2014 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1**	Interactive Data File

*	Portions of these exhibits have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.
**	Furnished with the original Form 10-Q. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated:	February 27, 2015	By:	/s/ Philip S. Devine
Philip S. Devine
Chief Financial Officer

3