Form 10-K
period 2014-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2015-03-16
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 80 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2014 was approximately $135 million. As of February 26, 2015, the Registrant had 85,582,502 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on June 9, 2015.

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

Important factors known to us that could cause such material differences are identified in this report and in our “RISK FACTORS” in Item 1A. Accordingly, readers of this Annual Report on Form 10-K should consider these factors in evaluating, and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In 2010, we began to leverage our core business expertise and technology for deep-ocean mineral exploration. Our expeditions conducted with Neptune Minerals, Inc. and Chatham Rock Phosphate, Ltd. resulted in the assessment of significant mineral deposits. We have also begun to explore other deep-ocean mineral projects and are the majority owner of Oceanica Resources S. de. R.L. (“Oceanica”), a Panamanian company. We acquired our majority interest in Oceanica in February 2013. Oceanica, through a wholly owned subsidiary, has exclusive mining permits for an area that contains large amounts of mineralized phosphate material off the coast of Mexico.

We employ state-of-the-art technology, including side-scan sonar, multi-beam bathymetry, magnetometers, ROVs, specialized drilling and other advanced equipment that enables us to locate shipwrecks and natural resource sites at depths that were previously unreachable. Odyssey continues to build on a foundation of shipwreck and geological research, government relationship development and pioneering of techniques in deep-ocean exploration. We utilize technologies that have been developed at great expense in other fields, primarily the military, oil and telecommunications industries and use our deep-ocean experience to modify and customize these technologies to create proprietary applications specific to our exploration and recovery needs.

Deep-Ocean Shipwreck Exploration

Our shipwreck projects go through several phases, beginning with research of historical records and academic materials, to establish potential target sites for search operations. Odyssey’s research department maintains data on thousands of shipwrecks and continuously develops new potential projects. Project research may focus on a particular search area where historical documents suggest recorded and unrecorded high-value targets may rest due to the proximity of shipping routes frequented by vessels carrying rich cargoes.

Each project that targets a specific shipwreck begins with the research necessary to evaluate the potential value, location and likelihood of finding the wreck. Research is also necessary to establish the historical significance of the sunken ship and helps define the context in which the ship sank, which is essential for preparing an archaeological project plan and the complex logistics that precede excavation of a site.

Sites that meet our criteria are selected for search operations that typically begin with a side-scan sonar survey of the target area, which is sometimes coupled with a magnetometer survey, multi-beam bathymetric survey or other acoustic or geophysical survey technologies. The most interesting anomalies on the ocean floor are then inspected visually with an ROV, which sends real-time video images to monitors on the survey vessel for observation by the scientific and technical teams. These images are also downloaded and saved for additional evaluation onshore. Sometimes, it is immediately obvious whether the inspected site is of interest or not – as in the case of geology, modern debris, or when identifiable artifacts are readily apparent on the site. In other instances, it may take additional research and return visits to a site to arrive at probable or positive identification of the vessel and to determine the next step forward. Even when a shipwreck’s identity is confirmed or an area of geological interest is identified, a detailed reconnaissance inspection or pre-disturbance survey may be required prior to commencing any recovery or resource assessment operations.

If and when historic target sites are identified, we undertake an archaeological pre-disturbance survey and archaeological excavation subjected to stringent archaeological standards, thus adding to the body of knowledge of the people, the history and culture of the vessel’s time. Adherence to these principles is a core value of the Company, and in addition to satisfying international professional standards, will enhance shareholder value by increasing the economic value of the artifacts and intellectual property rights of each project.

Archaeological excavation and recovery operations are conducted on historic shipwreck sites and combine ROVs with sophisticated positioning systems, cameras and specialized computer hardware and software to carefully record the location of artifacts in situ and to document the entire archaeological process as the artifacts are recovered from a shipwreck site. As they conduct robotic archaeological operations at sites hundreds and sometimes thousands of feet below the ocean surface, Odyssey’s ROV pilots are directed by marine archaeologists aboard the recovery vessel. The archaeological excavation of cargo is followed by conservation, recording, documentation, and publication/exhibition.

If and when a modern commodity shipwreck target is identified, surgical removal of deck plates or ship’s structure may be necessary to obtain access to the cargo to be salvaged. Commercial monetization of recovered cargo is conducted under established Admiralty law or contract with sovereign nation governments.

The Odyssey team shares the knowledge gained through our expeditions with the world. We share this information through multiple channels including television, the Internet, books, archaeological and scientific papers, periodicals, educational programs and traveling exhibits. We maintain several Internet sites, including www.odysseymarine.com, www.odysseyminerals.com, www.shipwreck.net, www.odysseysvirtualmuseum.com and www.shipwreckstore.com and assisted the Maritime Heritage Foundation with the first virtual shipwreck dive trail available at www.Victory1744.org. We also allow collectors to own a piece of history by offering select duplicate cargo items, artifact replicas and collectibles that provide an opportunity for everyone interested in shipwrecks to participate in Odyssey’s fascinating discoveries at the level of their choice. Information that is included on or linked to our Internet sites is not considered part of this Annual Report.

Sales and Marketing

Select duplicate cargo items considered “trade goods” (coins, bullion and other mass-produced trade goods or cargo) are made available for sale to collectors only after conservation, thorough documentation and study. The cultural collection of artifacts is kept in our permanent collection for exhibit and further study or made available to museums or other institutions. Replicas are created of some of the permanent collection’s significant artifacts and are made available for sale to the public.

The recovery of coins and artifacts from the SS Republic required us to create a marketing plan specifically to sell these coins and artifacts. Initially, coins were sold to independent coin dealers who sold them through direct marketing and television outlets. The SS Republic silver coin program was re-developed in 2008 to take advantage of emerging research on the silver coins from the SS Republic. This included the release of the 1861-O silver half dollar issued by the State of Louisiana in between the time it seceded from the Union and when it joined the Confederate States of America. Additionally, Odyssey has continued to expand distribution channels in recent years with a broader base of coin and collectible marketers, including opening markets overseas.

The availability of raw materials is primarily dependent on the success of finding intrinsically valuable cargoes from shipwrecks. We recovered over 51,000 coins (approximately 4,000 $10 and $20 gold coins and 47,000 silver half dollars) and approximately 14,000 non-coin artifacts from the SS Republic. As of December 31, 2014, we have a remaining inventory of approximately 24,700 silver coins.

When we recover bullion or commodity metals in large volumes, it may have to be refined into a form that is readily tradable in today’s bullion and commodity metal markets. We may sell certain parts of the bullion in original form, some of it in refined form, or use some of the metal to make special collection memorabilia. If it takes time to refine and sell bullion cargo after it is recovered from a shipwreck, we may engage in some financial hedging for the commodity during the period while we are preparing the bullion cargo to be monetized.

Deep-Ocean Mineral Exploration

Odyssey has leveraged the expertise of our team of some of the industry’s most experienced ocean explorers and geologists along with our extensive inventory of advanced deep-ocean technology to advance the science of exploration and assessment of seabed mineralized material.

Utilizing the chartered RV Dorado Discovery, or similar ships with Odyssey’s customized and specialized equipment, the Odyssey team has the ability to perform precision geo-physical and geo-technical surveys, detailed mapping, sampling, environmental assessments, drilling, and resource evaluations. Odyssey discontinued the long-term lease of the RV Dorado Discovery vessel in 2014, but still maintains equipment on board the vessel and may re-charter the vessel for future projects.

There are three economically significant seabed mineral deposits being evaluated or explored by Odyssey:

Phosphorites – Phosphorite deposits are mineral occurrences that are recovered primarily for their phosphate material. Phosphorites may be present on the seabed or in the stratigraphic column. Phosphate is an agriculturally important mineral used primarily for crop fertilization, though a variety of uses exist for phosphate and phosphorus, the significant element in phosphate. Phosphorites exist in a wide range of depositional environments. Several factors contribute to the formation of phosphorites, including a supply of phosphorus, present or pre-existing complex oceanographic circulation patterns, and a proper sedimentological setting. Generally, phosphorites are targeted on continental shelves and slopes, though phosphorites do occur on oceanic seabed features such as guyots (flat-topped seamounts).

Polymetallic nodules – These nodular concretions are found on the seabed and consist of concentric layers of iron and manganese hydroxides. Nodules generally consist primarily of either manganese or iron. Manganese nodules can contain up to 30% manganese as well as other valuable metals and minerals, while iron nodules generally contain a mixture of iron, silicon, and aluminum ore. Polymetallic nodules are found at the seabed interface in oceans worldwide. Nodules must exhibit proper metal content and exist in sufficient concentration to be of potential economic interest. Some areas hosting economically viable nodules include the Clarion-Clipperton Fracture Zone between Hawaii and Mexico, the Peru Basin, and the northern Indian Ocean.

Seafloor Massive Sulphides (SMS) – SMS deposits are found on the ocean floor and contain copper, zinc, gold, silver and other trace metals. SMS deposits are found in areas of active or complex tectonic or volcanogenic activity, such as near oceanic spreading centers (such as the Mid-Atlantic Ridge and East Pacific Rise), back-arc basins (such as the Manus Basin in Papua New Guinea waters) and submarine arc volcanic chains (such as Kermadec Arc in New Zealand waters).

We provide exploration services including geophysical and geotechnical assessments of seabed mineral deposits to companies, including Odyssey subsidiaries and companies in which Odyssey holds an equity position, as well as governments around the world as a full-service contractor or as a resource development partner. When performing mineral exploration services, Odyssey may receive payments in the form of cash, equity interests in the contracting company, or financial interests in the tenement. If Odyssey is required to use the services of a third-party contractor to perform some of its exploration work, Odyssey may choose to pay a part of this contractor’s services in the form of equity in the company which holds the tenement rights to the exploration area.

Operational Projects and Status

We have numerous deep-ocean projects in various stages of development around the world. In order to protect the targets of our planned search or recovery operations, in some cases we may defer disclosing specific information relating to our projects until we have located a shipwreck or other potentially valuable sources of interest and determined a course of action to protect our property rights. With respect to mineral deposits, SEC Industry Guide 7 outlines the Commission’s basic mining disclosure policy and what information may be disclosed in public filings. With respect to shipwrecks, the identity of the ship may be indeterminable and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable. Although Odyssey has a variety of projects in various stages of development, only projects with operational activity in the past 12 months are included below.

SS Central America Project

In March 2014, we were awarded an exclusive contract to conduct an archaeological excavation and recover the remaining valuable cargo from the SS Central America shipwreck located approximately 160 miles off the coast of South Carolina. The ship, which was immortalized in the best-selling book, ‘Ship of Gold in the Deep Blue Sea,’ sank in 1857 with one of the largest documented cargoes of gold ever lost at sea.

Odyssey was selected for the project by Ira Owen Kane, the court-appointed Receiver for Recovery Limited Partnership (RLP) and Columbus Exploration, LLC. The service contract was approved by the Common Pleas Court of Franklin County, Ohio, which has jurisdiction over the Receivership for RLP and Columbus Exploration, LLC. The shipwreck itself is under the admiralty jurisdiction of the United States District Court for the Eastern District of Virginia, Norfolk Division, which ruled in July 2014 that RLP had the exclusive shipwreck salvage rights. Monetization of the cargo recovered in 2014 has not yet occurred because the Virginia Court has not yet released the cargo recovered from the SS Central America. Under the agreement with RLP, Odyssey will receive 80% of the proceeds of monetization of cargo until a fixed mobilization fee and a negotiated day rate are paid (the “Priority Recoupment”). Thereafter, Odyssey will receive 45% of the proceeds of monetization.

Odyssey conducted survey and archaeological recovery work on the shipwreck site from mid-April through mid-September 2014. Over 15,500 silver and gold coins as well as 45 gold ingots, dust, nuggets, jewelry and other artifacts were recovered from the shipwreck. The detailed recovery inventory lists and recovery reports are available on our website. Odyssey has exclusive rights to perform future recovery work on this shipwreck site under contract with RLP through the first quarter of 2019. RLP and Odyssey will continue to analyze the data obtained in 2014 to determine whether to conduct work on the site in future seasons.

No revenues from this project have been recognized to date because the recovered items have not been monetized yet and thus the realized value cannot be fully measured at this time. However, we recognized the Priority Recoupment as a benefit (credit to expense) in the second and third quarters of 2014 because the potential monetization value of the already-recovered cargo is well in excess of the project costs. The Priority Recoupment in the second and third quarter of 2014 was $3.5 million and $2.8 million, respectively. Tens of millions of dollars’ worth of valuable cargo was recovered from the shipwreck in 2014, but the exact value will only be determined by a monetization event. Odyssey has a right to a share of the proceeds from this monetization but is not the owner of the recovered cargo and, that being the case, none of the recovered cargo is carried as inventory on the balance sheet of Odyssey. The first proceeds received by Odyssey from the monetization of the recovered cargo will be used to satisfy any outstanding principal and interest due on the Fifth Third Bank credit facility of May 7, 2014 (See Note K).

HMS Victory Project

In 2008, Odyssey discovered the shipwreck of HMS Victory (lost 1744) and, with the permission of the UK Ministry of Defence (MOD), recovered two cannons to aid in positive identification of the shipwreck. In 2010, the MOD and the UK Department for Culture Media and Sport (DCMS) held a joint public consultation on options for the management of the site. In January 2012, a deed of gift transferred the Victory (1744) and associated materials belonging to the Crown to the Maritime Heritage Foundation (MHF), a UK charity whose mission is to promote knowledge and understanding of Britain’s maritime heritage. Odyssey is recognized as the salvor-in-possession of the wreck by the MHF and under maritime law. The MHF has now assumed responsibility for the future management of the wreck site and has contracted with Odyssey to provide a full range of archaeological, recovery, conservation and other services.

Between February and August 2012, Odyssey conducted, on behalf of the MHF, a comprehensive non-disturbance survey that completed the non-disturbance sections (phases 1-2) of the project design. The wide ranging initiatives included side-scan and multibeam sonar, production of two photomosaics, the recording of all surface features, remote geophysical sensing for ferrous (FADE), non-ferrous (TSS) and other sub-bottom imaging anomalies (SBI), and an environmental and marine biological site assessment contracted to the University of St. Andrews, Scotland. Three sacrificial frames containing metal and wood samples were buried offsite as part of an environmental studies program. Five papers detailing this non-disturbance work have been published, including ‘HMS Victory (Site 25C). Preliminary Results of the Non-Disturbance Shipwreck Survey, 2012.’ These scientific papers, as well as eight others related to Victory, are available at www.victory1744.org, a website dedicated to Victory that includes a unique virtual dive trail.

A detailed project design for the archaeological excavation of the site, including a complete plan for recording, documentation, conservation, publication and public education was submitted to the UK Ministry of Defence’s Advisory Group. On October 24, 2014, the UK Ministry of Defence (MOD) announced its consent to proceed with the archaeological investigation and recovery of at-risk artifacts from the HMS Victory (1744) wreck site in accordance with the Project Design that has been approved. In March 2015, the MOD withdrew this permission to address the issues raised in an application for Judicial Review of the original consent. The MHF has informed us they expect the MOD to promptly issue a new consent taking into account the issues raised in the Judicial Review application. An application to the UK Marine Management Organisation (“MMO”) was submitted in December 2014 seeking a permit for regulated activities related to the Victory Project. A decision on the application is expected late in the first quarter or early second quarter of 2015.

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

Under the recovery contract, Odyssey assumed the risk, expense, and responsibility for the search, cargo recovery, documentation, marketing, and sale of the cargo. The monetary proceeds from the salvage were first applied to reimbursement of Odyssey’s search, recovery and processing expenses. The remaining monetary proceeds were then divided with Odyssey retaining 80% of the net salved value and 20% retained by the UKG.

Search operations began in July 2011. On September 26, 2011, we announced confirmation of the identity and location of the SS Gairsoppa approximately 300 miles southwest of Galway, Ireland, in waters approximately 4,700 meters deep. Initial recovery operations for the 2012 season began on June 4, 2012, and ended on September 23, 2012. During 2012 operations, a total of 1,218 silver ingots, weighing approximately 1.4 million troy ounces, were recovered from the SS Gairsoppa. In May 2013, Odyssey returned to the SS Gairsoppa site. An additional 61 tons, or 1.8 million troy ounces, of silver in 1574 ingots were recovered in the 2013 season. The total of 2,792 ingots of silver recovered represent more than 99% of the insured silver reported on board when the Gairsoppa sank.

The total proceeds from the silver recovered in the 2012 season and a small amount of gold derived from refining the silver was $41.0 million. The total proceeds from the silver recovered in the 2013 season and a small amount of gold derived from refining the silver was $35.0 million. These proceeds are net of the processing fees of the refiner but before the contracted split between the UK government and Odyssey. The majority of the silver bullion recovered was refined and sold on the London Metals Exchange. Some of the silver ingots were preserved and sold to collectors in 2013. Odyssey paid $10.0 million to the UK government as its share of the proceeds from the monetization of the recovered cargo from the Gairsoppa.

Commodity Wreck Program

The Company has negotiated salvage contracts with ship owners that will award 90% of the net recovered cargo value to Odyssey for four separate deep-ocean shipwrecks carrying valuable commodities when they sank. Odyssey’s research has also identified numerous other shipwrecks carrying potentially valuable commodity cargos and these shipwrecks, which don’t require advance salvage agreements, have also been added to the program.

Planning is underway to identify the necessary ships and equipment for the exploration, assessment and recovery of these cargoes. Odyssey has conducted tests of a new 6,000 meter inspection class ROV, a new 3,000 meter depth capable 7160 hull mounted multi-beam, and a 12 kHz 6,000 meter echo-sounder that can be utilized on these commodity projects. In addition, an advanced custom 6,000 meter depth capability search system that utilizes dual 7125 multi-beam systems was delivered in the second quarter of 2014 for use on commodity shipwreck search and inspection projects. In September and October 2014, we fully integrated this new system aboard the Odyssey Explorer and conducted extensive at-sea tests of this new technology. The capabilities of this new system provide us with an effective deep ocean search system that significantly extends our ability to detect and assess both shipwreck and mineralized deposits down to the depth of 6,000 meters.

Depending on the ultimate decisions made in the course of the Company’s strategic planning initiatives as well as the availability of recovery ships, technology and equipment, we intend to consider planning for a program to begin work on commodity shipwreck projects in the near and medium term. Before initiating recovery efforts on any of these commodity shipwrecks, reconnaissance is required in order to determine the position and condition of the ships and to define the specific equipment needed for the recovery operations.

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material. Phosphate is a key ingredient of fertilizers. In March 2014, Odyssey completed a first NI 43-101 compliant report on the deposit and periodically issues updates on this report. Odyssey initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share, or $15 million, and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

In June 2013, Mako agreed to exercise of a portion of these options to purchase 8 million shares at a reduced exercise price of $1.25 per share. As part of Odyssey’s strategy to maintain a control position in Oceanica, in parallel with the early exercise, Odyssey purchased one million shares of Oceanica from another Oceanica shareholder at $1.25 per share. This transaction also granted Odyssey voting rights on an additional three million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey.

An option to purchase an additional one million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in December 2014 and early 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. This termination was a requirement of the March 11, 2015 financing deal. See the Subsequent Event Note U to our financial statements.

ExO has conducted extensive scientific testing of the mineralized phosphate material and of the environmental impact of recovering the mineralized material from the seafloor. Oceanica has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis on the extraction and processing program, and with JPMorgan on the strategic growth alternatives.

ExO applied for and recently has been granted additional mining concession areas by the Mexican government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area.

In September 2014, ExO reported that the Environmental Impact Assessment (EIA) for proposed dredging and recovery of phosphate sands from the “Don Diego” deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). This EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to Oceanica on its EIA application. In full compliance with the SEMARNAT process, a response was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment.

In August 2014, we entered into a new loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or purchase some Oceanica shares from us at a pre-defined price (See NOTE K). At December 31, 2014, the outstanding principal amount on the loan agreement was $10.0 million.

Neptune Minerals, Inc.

We currently own approximately 6.2 million Class B non-voting shares of Neptune Minerals, Inc. (NMI), a company focused on discovering and commercializing high-value mineral deposits. In 2013, we extended a convertible loan of $500,000 to NMI, which was fully reserved for at December 31, 2013. The loan matured on April 26, 2014. In April 2014, the note was converted into 5,225 shares of Series A Preferred non-voting stock. These shares are convertible into 522,500 shares of Series A voting shares for no additional consideration. Our current ownership of NMI is approximately 29%. NMI holds tenement rights to numerous SMS (Seafloor Massive Sulfides) deposits in the South Pacific that commonly contain high concentrations of copper, zinc, gold, and silver. Our investment in NMI is carried in the consolidated financial statements at a net value of zero. We are not involved in the management of NMI nor do we have any obligation to fund NMI.

Chatham Rock Phosphates, Ltd.

In 2012, we received 9.3 million shares of Chatham Rock Phosphates Ltd. common stock for mineral exploration charter services valued at $1.7 million. Chatham Rock Phosphates Ltd. currently holds a license covering over 4,000 square kilometers off the coast of New Zealand believed to have significant seabed deposits of rock phosphate. Since our share acquisition, other major investors have acquired shares that have diluted our position to under 10%. Chatham Rock Phosphates has received the governmental mining permit for their tenement area but was turned down in February 2015 on its first environmental permit application.

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

To the extent that we engage in mineral exploration or shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, Odyssey intends to comply with verifiable applicable regulations and treaties. Prior to beginning operations for any project, the legal and political aspects are carefully researched to ascertain what effect these issues may have on the potential success of the operation.

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

We believe there will be increased interest in the protection of underwater cultural heritage throughout the oceans of the world. We are uniquely qualified to provide governments and international agencies with knowledge and skills to help manage these resources while providing the public with educational, scientific, historical and entertainment initiatives that originate from our shipwreck exploration activities. As related to mineral exploration, we will determine the political climate and specific legal requirements of any areas in which we are working. We may partner with third parties who have unique industry experience in specific geographical areas to assist with navigation of the regulatory landscape.

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

Odyssey mineral exploration is conducted on both shallow and deep sea terrains. There are a number of companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining including Nautilus Minerals (NUS.TO), Neptune Minerals, and Chatham Rock Phosphate (CRP.NZ) as well as countries that are exploring options to utilize deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by Odyssey or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

Cost of Environmental Compliance

With the exception of vessel operations and conservation activities, our general business operations do not expose us to environmental risks or hazards. We carry insurance that provides a layer of protection in the event of an environmental exposure resulting from the operation of our vessels. The cost of such coverage is minimal on an annual basis. We believe the risk associated with our conservation activities is minimal. Our seabed mineral business is currently in the exploration and validation phase and has thus not exposed us to environmental risks or hazards.

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2015 are listed below.

Mark D. Gordon (age 54) has served as Chief Executive Officer since October 1, 2014, as President since October 2007 and was appointed to the Board of Directors in January 2008. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Philip S. Devine (age 48) joined the Company in September 2013 from which time he has served as the Chief Financial Officer. Prior to joining Odyssey, Mr. Devine served as CFO of several publicly listed companies in Europe. Most recently he was a consultant with DECOFI sprl (2010-2013) and CFO at MDxHealth S.A. (2003-2012).

Jay A. Nudi, CPA (age 51) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi assumed the additional responsibilities of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004).

Laura L. Barton (age 52) was appointed as Executive Vice President and Director of Communications in June 2012 and formerly served at Vice President and Director of Corporate Communications from November 2007 to June 2012. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Melinda J. MacConnel (age 50) was appointed as Executive Vice President, General Counsel and Secretary in June 2012 and formerly served as Vice President and General Counsel from 2008 to June 2012. She joined Odyssey in March 2006 as a Legal Consultant and became Odyssey’s General Counsel in January 2007. Prior to joining the Company, Ms. MacConnel practiced law as a Litigation Consultant, providing counsel to attorneys in all areas of law.

John D. Longley, Jr. (age 48) has served as Chief Operating Officer since October 1, 2014. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006.

Employees

As of December 31, 2014, we had 38 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with companies to operate our vessels and technicians who perform marine survey and recovery operations on our vessels and from time to time we hire subcontractors and consultants to perform specific services.

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

An investment in Odyssey is extremely speculative and of exceptionally high risk. Although we have access to a substantial amount of research and data which has been compiled regarding various shipwreck and seabed mineral projects, the quality and reliability of such research and data is uncertain. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the excavation cost will exceed the value of the objects recovered or that others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing title to them, there are no assurances as to the value that such objects will bring at their sale, as the market for such objects is uncertain. Depending on the type of cargo recovered, maximizing the value of the cargo may necessitate an extended sales cycle to convert the cargo into cash. With respect to mineral exploration projects, there are uncertainties with respect to the quality and quantity of the material and their economic feasibility, the price we can obtain for the sale of the deposit or the ore extracted from the deposit, the granting of the necessary permits to operate, environmental safety, technology for extraction and processing, distribution of the eventual ore product, and funding of necessary equipment and facilities. In projects where Odyssey takes a minority shareholding in the company holding the mining rights, there may be uncertainty as to this company’s ability to move the project forward.

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

Underwater exploration and recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct search and recovery operations during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations. Seabed mineral extraction work may be subject to interruptions resulting from storms that impact the extraction operations or the ports of delivery.

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

It is possible we will not be successful in obtaining title or permission to excavate certain wrecks, conduct exploration work, or conduct extraction operations. In addition, permits that are sought for the projects may never be issued, and if issued, may be revoked or not honored by the entities that issued them. In addition, certain governments may develop new permit requirements that could delay new operations or interrupt existing operations.

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

Our ability to generate cash inflows is dependent upon our ability to recover and monetize high-value shipwrecks, large quantities of minerals or mineral rights. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash inflows to meet our overall cash requirements. If cash inflows are not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so in the future.

We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management and other employees are difficult to replace. We currently do not have employment contracts with the majority of our key employees. We may not be able to retain highly qualified employees in the future which could adversely affect our business.

We may continue to experience significant losses from operations.

We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $26.5 million in 2014, $10.7 million in 2013 and $18.2 million in 2012. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

We employ state-of-the-art technology including side-scan sonar, magnetometer, ROVs, and other advanced science and technology to locate and recover shipwrecks at depths previously unreachable and perform seabed mineral exploration in an economically feasible manner. Although we try to maintain back-ups on critical equipment and components, equipment failures may require us to delay or suspend operations. Also, while we endeavor to keep marine equipment in excellent working condition and current with all available upgrades, technological advances in new equipment may provide superior efficiencies compared to the capabilities of our existing equipment and this could require us to purchase new equipment which could require additional capital.

We may not be able to contract with clients or customers for marine services or syndicated projects.

In the past, from time to time, we have earned revenue by chartering out vessels, equipment and crew and providing marine services to clients or customers. We have not recognized any marine services revenue in 2014. While the results of these syndicated projects were generally successful, the clients or customers may not be willing or financially able to continue with syndicated projects of this type in the future. Failure to secure such revenue producing contracts in the future may have a material impact on our revenue and operating cash flows. We may take payment for these services in the form of cash, shares in the client’s company, or financial interest in the tenement areas. There is no guarantee that the non-cash payment for our services will ever be able to be monetized or be used by Odyssey.

The issuance of shares at conversion prices lower than the market price at the time of conversion and the sale of such shares could adversely affect the price of our common stock.

Some of our outstanding shares may have been acquired from time to time upon conversion of outstanding senior convertible notes at conversion prices that are lower than the market price of our common stock at the time of conversion. In the past, Odyssey has issued debt obligations that could be converted into common shares at prices below the market price. Although no such debt instruments are currently outstanding, Odyssey may issue similar debt obligations in the future. Conversion of the notes at conversion prices that are lower than the market price at the time of conversion and the sale of the shares issued upon conversion could have an adverse effect upon the market price of our common stock.

Investments in subsea mineral exploration companies may prove unsuccessful.

We have invested in marine mineral companies that to date are still in the exploration phase, and have not begun to earn revenue from operations. Depending on the entity, we may or may not have control or input on the future development of these businesses. There can be no assurance that these companies will achieve profitability or otherwise be successful in capitalizing on the mineralized materials they intend to exploit.

We may be subject to short selling strategies.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers, who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

Some of our equipment or assets could be seized or we may be forced to sell certain assets

We have pledged certain assets, such as equipment, buildings, inventory, and shares of subsidiaries as collateral under our loan agreements. Some suppliers have the ability to seize some of our assets if we do not make timely payments for the services, supplies, or equipment that they have provided to us. If we were unable to make payments on these obligations, the lender or supplier may seize the asset or force the sale of the asset. The loss of such assets could interrupt our operations. The sale of the asset may be done in a manner and under circumstances that do not provide the highest cash value for the sale of the asset.

We could be delisted from the NASDAQ Capital Market exchange.

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, a minimum bid requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with NASDAQ’s minimum bid requirement for continued listing. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive business days, NASDAQ may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else NASDAQ may make a determination to delist our common stock. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. Our stock has traded for less than $1.00 for 30 consecutive business days and we received notice of this from the NASDAQ Capital Market on March 9, 2015. We have 180 calendar days to remedy. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our offices in Tampa, Florida where we purchased a 23,500 square-foot two story office building in 2004 to serve as our corporate and operations headquarters. In May 2008, we purchased a one-story 8,100 square-foot commercial building in proximity to our corporate headquarters which is utilized by our conservation, research and archaeology departments. This property has been subsequently sold in 2015, and the conservation, research and archaeology departments were relocated to our corporate headquarters. We believe our facility is sufficient for our foreseeable needs.

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

Assuming an investment of $100 on December 31, 2009, and reinvestment of all dividends, if any, the graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative return of the Standard & Poor’s 500 Market Index and the Russell 2000 Market Index.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG ODYSSEY,

S&P 500 STOCK INDEX AND RUSSELL 2000 STOCK INDEX

Total Return Analysis	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014
Odyssey Marine Exploration, Inc.	$100.00	$197.16	$194.33	$210.64	$143.26	$65.96
S&P 500 Index	$100.00	$115.06	$117.42	$136.92	$181.27	$206.09
Russell 2000 Market Index	$100.00	$125.31	$118.47	$135.81	$186.07	$192.63

Price Range of Common Stock

Our common stock is listed on the NASDAQ Capital Market under the symbol OMEX. The following table sets forth the high and low sale prices for our common stock during each quarter presented.

	Price
	High	Low
Quarter Ended
March 31, 2013	$3.61	$2.78
June 30, 2013	$3.59	$2.59
September 30, 2013	$3.70	$2.73
December 31, 2013	$3.18	$1.72
Quarter Ended
March 31, 2014	$2.74	$1.72
June 30, 2014	$2.36	$1.18
September 30, 2014	$1.85	$0.85
December 31, 2014	$1.39	$0.85

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at March 12, 2015 was 264. This does not include shareholders that hold their stock in accounts included in street name with broker/dealers which approximates 14,000 shareholders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2014.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2014.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2014	2013	2012	2011	2010
Results of Operations
Revenue	$1,323	$23,914	$13,198	$15,727	$21,001
Net income (loss)	(26,473)	(10,741)	(18,184)	(16,225)	(23,343)
Earnings (loss) per share – basic	(0.31)	(0.13)	(0.25)	(0.28)	(0.36)
Earnings (loss) per share – diluted	(0.31)	(0.13)	(0.25)	(0.28)	(0.36)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$25,090	$51,461	$26,897	$23,414	$19,407
Long-term obligations	11,808	5,662	4,011	5,690	2,776
Shareholder’s equity (deficit)	(10,404)	13,207	(20,759)	(9,775)	(7,548)

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2014, 2013 and 2012, all of which included a twelve-month period ended December 31.

2014 Compared to 2013

Increase/(Decrease)			2014 vs. 2013
(Dollars in millions)	2014	2013	$	%
Recovered cargo sales and other	$1.3	$23.7	$(22.4)	(95%)
Exhibit	0.1	0.1	(0.1)	(54)
Expedition	0.0	0.1	(0.1)	(100)

Total revenue	$1.3	$23.9	$(22.6)	(94%)

Cost of sales	$0.2	$0.7	$(0.4)	(64)
Marketing, general and administrative	9.8	14.2	(4.4)	(31)
Operations and research	19.5	26.0	(6.5)	(25)

Total operating expenses	$29.5	$40.9	$(11.4)	(28%)

Other income (expense)	$(1.0)	$2.6	$(3.6)	(137%)

Income tax benefit (provision)	$0.5	$(0.5)	$1.0	197%

Non-controlling interest	$2.2	$4.1	$(1.9)	(47%)

Net income (loss)	$(26.5)	$(10.7)	$(15.7)	(146%)

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, and merchandise, the lease of our themed attraction exhibit and expedition charters. Although significant quantities of gold and silver cargo items were recovered from the SS Central America shipwreck in 2014, no revenues were recognized in 2014 from this project because the exact amount can only be measured upon monetization of the recovered cargo. The ability to monetize cargo from this project is dependent on a final judicial ruling from the United States Federal Court. As a result, none of the cargo recovered in 2014 from SS Central America shipwreck has been monetized so far.

The decrease in recovered cargo and other sales of $22.4 million (from $23.7 million in 2013 to $1.3 million in 2014) was primarily due to the fact that a large quantity of valuable shipwreck cargo was both recovered and monetized in 2013 from the Gairsoppa shipwreck, whereas none of the shipwreck cargo recovered in 2014 from the SS Central America shipwreck was monetized in the same year. Significant quantities of gold and silver cargo items were recovered from the SS Central America shipwreck in 2014, but they have not been monetized because the US Federal Court for the District of Virginia that oversees the rights to the shipwreck and cargo has not yet released the cargo for monetization. Since the cargo has not yet been monetized, we are unable to measure the exact proceeds from an eventual sale of the recovered cargo and have thus not recognized any revenue from this project in 2014. In 2014, $0.3 million of revenue was recognized from the Gairsoppa project whereas $20.8 million of revenue was recognized in 2013 from this same project. Licensing and royalties related to Gairsoppa project provided a further $1.5 million in revenue in 2013 as compared to 2014. Sales of coins held in inventory from other shipwrecks were also lower in 2014 as compared to 2013.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with recovered cargo and merchandise sales. Cost of sales decreased by $0.4 million in 2014 versus 2013, or in roughly the same proportion as the decrease in Recovered cargo sales and other revenues (excluding Gairsoppa), which decreased by 55%.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses were $9.8 million in 2014 as compared to $14.2 million in 2013. The decrease of $4.4 million is mainly due to a $2.1 million reduction in employee-related costs and one-time costs in 2013, such as the $1.1 million payment of the Spanish government legal fees for the Black Swan case, the $0.4 million cost to hedge silver bullion, the one-time retirement costs of the former Chief Financial Officer, and the $0.5 million provision for a loan made by the Company in 2013. The provision for the loan was reversed in 2014.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine Operations, which include all vessel and charter operations. Operations and research expenses were $19.5 million in 2014 as compared to $26.0 million in 2013. The decrease in operating and research expenses of $6.5 million primarily represented a net decrease in the total cost to operate the Odyssey vessels. The $3.3 million increase in the full year Odyssey Explorer vessel operating costs related to the SS Central America shipwreck project were offset by a cost recoupment agreement with the owners of the SS Central America shipwreck for an amount of $6.2 million, resulting in a net decrease of $2.9 million on the full year expenses of the Odyssey Explorer vessel as compared to 2013. The Gairsoppa project in 2013 generated expenses of $11.0 million, primarily for the charter of the Seabed Worker vessel, but the terms with the UK government also provided for a $9.2 million cost recoupment on the project, resulting in a net consolidated project cost in 2013 of $1.8 million. Odyssey did not work on the Gairsoppa project in 2014. Odyssey ceased the multi-year charter of the Dorado Discovery vessel in September 2014, resulting in a reduction of $1.2 million in operating costs for this vessel for the full year as compared to 2013. Included in this net variance of $1.2 million is a $3.0 million asset impairment charge to depreciation in 2014. In 2013, Odyssey performed off-shore drilling and validation work on Don Diego concession areas off the coast of Mexico. In 2014, no offshore work was needed on this concession area, thereby resulting in a reduction of $0.5 million in Operations and research costs related to mineral exploration. Excluding the amounts credited to operating expenses in 2014 and 2013 from the two shipwreck projects (Gairsoppa and SS Central America), total operations and research expenses decreased by $9.5 million from 2013 to 2014, or a reduction of 27%.

Other Income or Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our financial debt obligations. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Net other income or expense swung from net other income of $2.6 million in 2013 to net other expense of $1.0 million in 2014 as a result of (i) a drop in gains on hedging instruments ($1.2 million gain on silver hedging in 2013, none in 2014), and (ii) a drop in other income in 2014 related to the change in the fair value of derivative financial instruments as compared to the previous year (see NOTE J), offset in part by lower financial debt interest expense in 2014 (lower balance of interest-bearing debt in 2014). Other income in 2014 consisted of $1.0 million in income from the change in the fair value of derivative financial instruments ($0.9 million related to the change in the stock price/volatility and $0.1 million related to other changes in assumptions and adjustments), and $0.1 million other income from sale of equipment, offset by $1.6 million of expense from interest on our financial debt and $0.5 million expense from the reduction in the value of an investment in NMI. In 2013, Odyssey had a net other income result of $2.6 million. This was comprised of a positive amount of $4.4 million from the change in the fair value of derivative liabilities ($1.4 million related to the change in the stock price volatility, $1.6 million related to the redemption of certain outstanding instruments, $0.5 million related to the change in the volatility of certain instruments, and $0.9 million of other changes), a gain of $1.2 million on hedging instruments linked to silver prices in 2013, and $0.6 million in other miscellaneous income, offset by an interest expense of $3.5 million.

Taxes and Non-Controlling Interest

Although the Company has significant tax loss carryforwards, the Company accrued alternative minimum taxes related to the sale of subsidiary stock in 2013 for an amount of $0.5 million. As a result of an IRS private letter ruling to the Company in 2014, we reversed the $0.5 million provision for income taxes made in 2013.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in 2014 was $1.9 million lower than in 2013 due to lower expenses in our subsidiaries in 2014 as compared to 2013. In 2013, our subsea mineral exploration subsidiary was engaged in offshore work for the phosphate deposit exploration and validation whereas in 2014 most of the work involved on-shore work.

Liquidity and Capital Resources

(Dollars in thousands)	2014	2013
Summary of Cash Flows:
Net cash (used) by operating activities	$(28,555)	$(19,658)
Net cash (used) by investing activities	(2,968)	(4,505)
Net cash provided by financing activities	13,344	35,388

Net increase (decrease) in cash and cash equivalents	$(18,179)	$11,226

Beginning cash and cash equivalents	21,322	10,096

Ending cash and cash equivalents	$3,144	$21,322

Discussion of Cash Flows

Net cash used by operating activities for 2014 was $28.6 million, or an increase of $8.9 million compared to the previous year, primarily due to the increase in accounts receivable related to the SS Central America project. The 2014 operating cash flows primarily reflected a net loss before non-controlling interest of $28.7 million offset in part by non-cash items of $7.4 million including depreciation and amortization of $5.5 million ($3.0 million of which was an asset impairment charge to depreciation resulting from the termination of the Dorado Discovery charter), share-based compensation ($2.2 million), notes payable interest accretion ($0.6 million), and increased by non-cash items such as fees/interest paid with stock ($0.1 million), and the change in the fair value of derivative liabilities ($1.0 million, see NOTE J). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $5.7 million. This primarily included an increase in accounts receivable in 2014 of $6.3 million mainly due to the recoupment of SS Central America project costs. A $2.5 million decrease in accrued expenses in 2014 resulted primarily from the payment of $1.3 million to the UK on the Gairsoppa project and the payment of other 2013 accruals, including the 2013 employee bonus. Other changes in working capital in 2014 included a $2.0 million decrease in other assets including prepaid expenses and deposits on equipment, a $0.3 million increase in inventory and a $0.2 million increase in accounts payable.

Net cash used in operating activities in 2013 was $19.7 million. This amount primarily reflected an operating loss of $14.9 million and a $4.4 million adjustment to this loss for the non-cash change in the fair value of derivative liabilities offset in part by non-cash items including interest accretion on notes payable ($2.0 million), depreciation and amortization ($1.9 million), share-based compensation ($2.5 million), and debt interest settled with common stock ($0.7 million). Other working capital related changes included an increase in accounts payable of $1.5 million, a decrease in accrued expenses of $8.7 million primarily relating to the Galt Resources payable of $12.5 million at year end 2012, a decrease in accounts receivable of $1.8 million, and an increase in other assets of $ 2.0 million. Other assets increased primarily as a result of prepayments and deposits on equipment ordered for the ships at the end of 2013.

Cash flows used in investing activities for 2014 were $3.0 million. The major equipment purchases in 2014 included $1.1 million for a deep tow system, $0.7 million for new mineral exploration equipment and $0.7 million for the Odyssey Explorer which included steelwork, an umbilical cable and a control system for the ROV.

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

Cash flows provided by financing activities for 2014 were $13.3 million. In 2014, we received $10.0 million from a loan from a marketing partner (see Note K). In 2014, we also received $7.7 million of cash advances on a new $10.0 million credit facility with Fifth Third Bank related to recovered cargo from shipwrecks. These cash inflows were offset by repayment of debt obligations which included $3.1 million in short term convertible notes payable reductions and an additional $1.0 million in payments on the term loan from Fifth Third Bank. The 2013 $10.0 million Gairsoppa project loan was paid off in 2014 using $10.0 million in restricted cash held at Fifth Third Bank. The remaining cash flows used for financing activities were mortgage and financed asset payments.

Cash flows provided by financing activities for 2013 were $35.4 million which primarily represented $27.5 million from the sale of a 24% interest in Oceanica Resources, S. de. R.L., a Panamanian company (“Oceanica”), a majority owned subsidiary (see General Discussion under Other Cash Flow and Equity Areas). Oceanica is in the business of mineral exploration and controls exclusive mining licenses for offshore mineral deposits. The licenses include areas which, based upon extensive exploration and analysis undertaken by us, are believed to feature valuable mineralized materials. Preliminary resource assessments indicate that the licenses, or concessions, which have been granted for a 50-year period to a wholly owned subsidiary of Oceanica, may prove to have significant economic and strategic value. $10.4 million of additional cash flow was provided from the issuance of new common shares of ours, offset by the purchase 1 million shares in our subsidiary, Oceanica, for $1.25 million and $0.8 million repayment of debt obligations.

General Discussion 2014

At December 31, 2014, we had cash and cash equivalents of $3.1 million, a decrease of $18.2 million from the December 31, 2013 balance of $21.3 million. This reduction was mainly the result of cash used in operations during 2014. The Odyssey Explorer began the 2014 year in port in the UK for its five-year inspection work then re-positioned to South Carolina and conducted work on the SS Central America shipwreck project from April through September 15, 2014 and conducted sea trials of the new DeepTow system at the beginning of the fourth quarter of 2014 prior to a transit to the UK for the annual repair and maintenance period in order to prepare for 2015 operations. We recovered a significant amount of valuable cargo from the SS Central America shipwreck in 2014, but we have not yet monetized any of the cargo, thus no revenues from the project or cash inflows from the project have been recognized in 2014. The long-term lease of the Dorado Discovery vessel came to an end in 2014 and we continued to lease the vessel on a short term basis for a few months in 2014 before deciding to terminate the lease effective August 31, 2014. Some of our equipment has remained on board the Dorado Discovery vessel for potential future use; however, for most of the equipment left on board the vessel, depreciation was accelerated for 2014 due to impairment.

Interest-bearing financial debt of the company was reduced by $0.8 million in 2014, from a balance of $22.0 million at December 31, 2013 to a balance of $21.2 million at December 31, 2014. The $10.0 million project loan for the Gairsoppa project that was entered into in July 2013 and which had a maturity date of July 24, 2014, was paid off in full in March 2014. The convertible debt notes issued in 2011 and 2012 for a total amount of $18.0 million were fully retired in the first half of 2014. On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third Bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project (see discussion below under “Financings”). By December 31, 2014, we had received advances of $7.7 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck. Between August and December 2014, we borrowed $10 million on 2-year notes on a loan obtained from Monaco Financial LLC, a strategic marketing partner that is a leading coin dealer, increasing our financial debt by $7.8 million. Additional debt reductions resulted from $1.0 million in scheduled semi-annual payments on our Term Loan with Fifth Third, and $0.2 million of mortgage payments.

In 2014, we continued to develop our mineral exploration activities. Our majority-owned subsidiary active in validating and developing a phosphate deposit in Mexico obtained its first NI 43-101 compliant technical reports, obtained extensions to its tenement areas, conducted numerous environmental studies, and filed its application for a Mexican environmental permit (Environmental Impact Assessment). At the end of 2014, the UK Ministry of Defence (MOD) gave us the go-ahead to commence the salvage work on the HMS Victory shipwreck, pending an environmental permit to be applied for from the UK Marine Management Organization. In March 2015, the MOD withdrew this permission to address issues raised in an application for Judicial Review of the original consent. The MHF has informed us they expect the MOD to promptly issue a new consent taking into account the issues raised in the Judicial Review application. An application to the UK Marine Management Organisation (“MMO”) was submitted in December 2014 seeking a permit for regulated activities related to the Victory Project. A decision on the application is expected late first quarter or early second quarter of 2015.

Financings

On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC, an affiliate of MINOSA (“Penelope”), pursuant to which (a) MINOSA will extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope has agreed to invest up to $101 million over three years in Series AA-1 convertible preferred stock of Odyssey. Penelope also has the right, but not the obligation, to purchase up to $43.3 million of Series AA-2 convertible preferred stock at any time after the closing price of the Common Stock has been $1.26 or more for 20 consecutive trading days. Penelope’s right to purchase the shares of Series AA-2 convertible preferred stock will terminate on the fifth anniversary of the initial closing under the Stock Purchase Agreement. The debt and the equity financings are subject to the satisfaction of certain conditions. Management has not yet determined the proper accounting treatment for this subsequent event. The information set forth under the heading “Item 1.01. Entry Into a Material Definitive Agreement” in the Current Report on Form 8-K that we filed with the SEC on March 11, 2015 (Commission File No. Number 001-31895) is incorporated herein by reference.

On May 7, 2014, we entered into a $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The loan is not tied to any specific shipwreck project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the coming twelve months. The advances will be pre-defined amounts or percentages of the value of the recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 is required to cover interest payments when the term loan is advanced. By December 31, 2014, we had received advances of $7.7 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck.

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

On August 14, 2014, we entered into a loan agreement with Monaco Financial LLC, a strategic marketing partner, that provides for loans of up to an aggregate amount of $10.0 million. At closing, we borrowed $5.0 million and on October 1 and December 1, 2014 respectively, we received the second and third Tranches of $2,500,000 each on this loan facility. Each tranche is the subject of separate note payable. Advances under the loan agreement bear interest at a rate of 8.0% for the first year and 11.0% thereafter. The credit facility provides for monthly payments of interest only, with the principal amount and all accrued interest due and payable in 2016 at the 2 year anniversary of each Note. As further consideration for the credit facility, we agreed to assign to the lender 100,000 shares Odyssey owns in Oceanica and granted the lender the right to convert the outstanding loan balance into shares of Oceanica or to purchase additional shares of Oceanica Resources from Odyssey if the loan is repaid. Odyssey’s obligations under the credit facility are secured by specified assets, including a portion of Odyssey’s shares in Oceanica. Our obligation to repay the principal and accrued interest may be accelerated at the option of the lender if an event of default, as specified in the loan agreement, occurs. We may prepay the outstanding loan balance before the maturity date (See NOTE K).

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

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of December 31, 2014, the loan balance outstanding was $0.5 million. This building was sold in February 2015 for $0.85 million and the corresponding mortgage loan balance of $0.5 million was fully repaid.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our capacity to generate net income or positive cash flows for the remainder of 2015 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities and recovered cargo, generating income from shipwreck or mineral exploration charters, collecting on amounts owed to us, and on generating income from other project or asset based financing. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2015. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short sellers seeking to distort the truth and thereby profit from the decline of our company’s share price (“short and distort”). These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, but have also taken the form of both direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on the company’s share price, on our various business deals, and on our ability to secure certain financing alternatives. We received a letter from NASDAQ on March 9, 2015 stating that the Company’s closing bid price on the NASDAQ Capital Market had not achieved the minimum bid price of $1.00 for 30 consecutive business days and that the company now has 180 calendar days to cure the situation. The company may be eligible for more than 180 days to cure the situation, but if the situation is not cured then the Company’s shares could de-listed from the exchange. Our 2015 business plan requires us to generate new cash inflows during 2015 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC, an affiliate of MINOSA (“Penelope”), pursuant to which (a) MINOSA will extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope has agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The debt and the equity financings are subject to the satisfaction of certain conditions, including the approval of our stockholders. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2014—Financings.) If our stockholders do not approve the transaction, we will likely have to seek debt or equity financing from other sources to allow us to continue as a going concern. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at December 31, 2014 was $3.1 million which is insufficient to support operations through the end of 2015. We have a working capital deficit at December 31, 2014 of $7.6 million. We have a bank loan of $7.7 million that matures in 2015. Even though our total assets are $25.1 million, the majority of these assets are secured as collateral against our loans and the related fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement, we must wait for shareholder approval to fully consummate the equity component of the transaction. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

2013 Compared to 2012

Increase/(Decrease)			2013 vs. 2012
(Dollars in millions)	2013	2012	$	%
Recovered cargo sales and other	$23.7	$8.0	$15.6	195%
Exhibit	0.1	0.2	(0.1)	(50)
Expedition	0.1	4.9	(4.8)	(97)

Total revenue	$23.9	$13.2	$10.7	81%

Cost of sales	$0.7	$0.2	$0.5	195%
Marketing, general and administrative	14.2	10.6	3.6	34
Operations and research	26.0	17.9	8.1	45

Total operating expenses	$40.9	$28.8	$12.1	42%

Other income (expense)	$2.6	$(2.6)	$5.2	200%

Income tax benefit (provision)	$(0.5)	$0.0	$(0.5)	(100%)

Non-controlling interest	$4.1	$0.0	$4.1	100%

Net income (loss)	$(10.7)	$(18.2)	$7.4	41%

Revenue

The increase in recovered cargo and other sales of $15.6 million (from $8.0 million in 2012 to $23.7 million in 2013) was primarily due to an increase in revenue recognized from the Gairsoppa project. In 2012, $3.9 million of revenue was recognized from the Gairsoppa project whereas $20.8 million of revenue was recognized in 2013 from this same project ($16.7 million of which was in the fourth quarter of 2013). Although the monetary value of the silver recovered from the Gairsoppa project was larger in 2012 than in 2013, the impact to the revenues was greater in 2013 due to the following reasons: (i) $17.8 million of proceeds from the Gairsoppa project were credited against expenses in 2012 as compared to $9.2 million in 2013 (see discussion below on expenses), (ii) $15 million of the Gairsoppa project proceeds from 2012 were allocated and paid to Galt Resources LLC as part of a project financing arrangement whereas no further such payments were needed to be made to Galt from the silver recovered in 2013.

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

Income Taxes and Non-Controlling Interest

We made a tax provision for income taxes in 2013 of $0.5 million but we made no provision in 2012. In 2014, we sought a Private Letter Ruling from the Internal Revenue Service to reverse the 2013 tax provision amount, which was accepted. Due to the uncertainty surrounding the realization of deferred tax assets resulting from operating loss carryforwards, we recorded a full valuation allowance of $51.6 million against the deferred tax assets as of December 31, 2013, compared to $57.9 million as of December 31, 2012. As required by the Accounting for Income Taxes topic in the Accounting Standards Codification (“ASC”), we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery of high-value shipwrecks, income from mineral mining operations or sales of equity interests in other companies and thus a valuation allowance has been recorded as of December 31, 2013. We anticipate that we may continue to incur net losses in 2014 pending any shipwreck cargo recoveries that could be quickly monetized. We will continue to reassess the need for a valuation allowance during each future reporting period.

In 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in 2013 was $4.1 million.

Liquidity and Capital Resources

(Dollars in thousands)	2013	2012
Summary of Cash Flows:
Net cash (used) by operating activities	$(19,658)	$(6,876)
Net cash (used) by investing activities	(4,505)	(946)
Net cash provided by financing activities	35,388	9,947

Net increase in cash and cash equivalents	$11,226	$2,125

Beginning cash and cash equivalents	10,096	7,972

Ending cash and cash equivalents	$21,322	$10,096

Discussion of Cash Flows

Net cash used in operating activities in 2013 was $19.7 million. This amount primarily reflected an operating loss of $14.9 million and a $4.4 million adjustment to this loss for the non-cash change in the fair value of derivative liabilities offset in part by non-cash items including interest accretion on notes payable ($2.0 million), depreciation and amortization ($1.9 million), share-based compensation ($2.5 million), and debt interest settled with common stock ($.7 million). Other working capital related changes included an increase in accounts payable of $1.5 million, a decrease in accrued expenses of $8.7 million primarily relating to the Galt Resources payable of $12.5 million at year end 2012, a decrease in accounts receivable of $1.8 million, and an increase in other assets of $ 2.0 million. Other assets increased primarily as a result of prepayments and deposits on equipment ordered for the ships at the end of 2013.

Net cash flow used in operating activities in 2012 was $6.9 million. This amount primarily reflected an operating loss of $18.2 million offset in part by non-cash items including interest accretion on notes payable ($4.1 million), depreciation and amortization ($1.6 million), share-based compensation ($1.5 million), favorable change in fair value of derivatives liabilities primarily due to redemption of Series G preferred stock ($3.6 million), and financing charge amortization and debt interest settled with common stock on notes payable ($.8 million). Other working capital related changes included an increase in accounts payable and accrued expenses of $13.0 million primarily relating to the Galt Resources payable of $12.5 million at year end, an increase in accounts receivable of $1.6 million of which $1.4 million relates to Gairsoppa silver proceeds received in February 2013, and an decrease in deferred revenue of $4.5 million primarily representing recognition of deferred income from revenue participation rights on the Galt Resources, LLC investment of $3.8 million. The outstanding deferred revenue balance of $2.8 million represents work to be completed on the “Stanton A” and “Enigma” projects. The decrease from $3.5 million represents work completed during the fourth quarter 2012.

Net cash used in 2013 for investing activities amounted to $4.5 million. This cash was used for the purchase of equipment, primarily for ship-based operations, including $.7 million on a 6,000 meter ROV, $3.1 million for equipment and improvements on the mineral exploration ship (such as a new winch and a deep-sea drill), and most of the remainder on improvements and equipment on the Odyssey Explorer ship. Cash flow used in investing activities for 2012 of $0.9 million primarily represented marine property and equipment purchases.

Net cash provided in 2013 by financing activities amounted to $35.8 million. $27.5 million came from the sale of shares of Oceanica to Mako Resources, LLC, a financial investor group. In June 2013, we purchased 1 million shares in our subsidiary, Oceanica, for $1.25 million. The issuance of new common shares of ours generated cash inflows of $10.4 million.

Cash flow provided by financing activities for 2012 was $9.8 million. In addition to the $0.9 million received from the issuance of common stock, we received $20.0 million from loans including $8.0 million additional proceeds from the second tranche of the Senior Convertible Note, $2.0 million proceeds from the additional term loan with Fifth Third Bank in March 2012 and $10.0 million from the Gairsoppa project financing from Fifth Third Bank in July 2012. We repaid the $10.0 million Gairsoppa project financing in October 2012 as well as $0.7 million of debt obligations including mortgage and loans payable of $0.2 million and $0.5 million of marine equipment financing. We also incurred $0.4 million of brokerage commissions on the second tranche of the Senior Convertible Note.

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

During 2013, the Dorado Discovery vessel primarily worked on a mineral exploration project for Oceanica. Oceanica’s wholly owned subsidiary, ExO, holds mining exploration rights to certain sea-based mineral deposits. The results of the core drilling and environmental studies collected by the vessel were sent to independent labs for further analysis and testing. In three equity transactions in 2013 and in exchange for $27.5 million, Odyssey sold 31% of its equity stake in Oceanica to Mako Resources, LLC, an independent financial investor group. ExO is still in the exploratory phase and has not yet received all of the permits to enable the start of commercial operations. As a result and pursuant to SEC Industry Guide 7, no details on the mineral deposits have been included in the filings of Odyssey. The accounts of Oceanica and its subsidiary are consolidated with those of Odyssey and as a result all intercompany transactions are eliminated in the consolidated financial statements.

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

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2014.

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

Long-Lived Assets

As of December 31, 2014, we had approximately $7.2 million of property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2014. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $60.3 million has been recorded as of December 31, 2014.

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

Contractual Obligations

At December 31, 2014, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$15,660	$1,670	$13,990	$—	$—
Interest on long-term obligations	1,965	1,140	825	—	—

Total contractual obligations	$17,625	$2,810	$14,815	$—	$—

Long-term obligations represent the amount due on our existing mortgages and convertible note as described above. With the cessation of the Dorado Discovery lease in September 2014, operating lease obligations have been eliminated.

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

Our term loan and project loan bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE K for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $864 per month until maturity in July 2016. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,512 per month until maturity in July 2016. An increase of every 100 basis points to the interest rate for our project loan increases our interest obligation by approximately $6,446 per month until maturity in July 2014. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file with or furnish to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that we are able to collect process and disclose the information we are required to disclose in the reports we file with the SEC within required time periods.

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

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholder to be held on June 9, 2015.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a) Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 30.

(b) Consolidated Financial Statement Schedules See “Index to Consolidated Financial Statements” on page 30.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2014, 2013, and 2012. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, 2013, and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the consolidated financial statements, the Company has incurred significant losses and they may be unsuccessful in raising the necessary capital to fund operations and capital expenditures. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our report is not modified with respect to that matter.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2015 expressed an unqualified opinion.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.
FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.
Certified Public Accountants
Tampa, Florida

March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

We have audited Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Odyssey Marine Exploration, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows of Odyssey Marine Exploration, Inc. and subsidiaries, and our report dated March 9, 2015 expressed an unqualified opinion thereon and included an explanatory paragraph concerning matters related to the Company’s ability to continue as a going concern.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.
Ferlita, Walsh, Gonzalez & Rodriguez, P.A.
Certified Public Accountants
Tampa, Florida

March 9, 2015

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,143,550	$21,322,257
Restricted cash	520,728	10,685,732
Accounts receivable and other, net	6,476,049	207,005
Inventory	674,992	314,738
Other current assets	655,662	1,080,364

Total current assets	11,470,981	33,610,096

PROPERTY AND EQUIPMENT
Equipment and office fixtures	24,895,343	21,995,031
Building and land	3,758,688	4,756,306
Building and land held for sale	1,024,999	—
Accumulated depreciation	(22,443,492)	(16,973,085)

Total property and equipment	7,235,538	9,778,252

NON-CURRENT ASSETS
Inventory	5,110,967	5,206,318
Other non-current assets	1,272,053	2,865,941

Total non-current assets	6,383,020	8,072,259

Total assets	$25,089,539	$51,460,607

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$5,070,973	$3,472,612
Accrued expenses and other	2,387,962	5,294,420
Deferred income and revenue participation rights	—	1,840,404
Derivative liabilities	2,226,445	970,823
Mortgage and loans payable	9,356,724	16,369,582

Total current liabilities	19,042,104	27,947,841

LONG-TERM LIABILITIES
Mortgage and loans payable	11,808,157	5,662,226
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	16,451,907	10,305,976

Total liabilities	35,494,011	38,253,817

Commitments and contingencies (NOTE R)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $.0001 par value; 9,675,200 shares authorized; none outstanding	—	—
Preferred stock series D convertible – $.0001 par value; 134,800 shares authorized; 32,400 issued and outstanding	3	3
Common stock – $.0001 par value; 150,000,000 shares authorized; 85,582,502 and 83,882,577 issued and outstanding	8,558	8,388
Additional paid-in capital	198,323,630	193,272,576
Accumulated deficit	(202,427,252)	(175,954,138)

Total stockholders’ equity/(deficit) before non-controlling interest	(4,095,061)	17,326,829
Non-controlling interest	(6,309,411)	(4,120,039)

Total stockholders’ equity/(deficit)	(10,404,472)	13,206,790

Total liabilities and stockholders’ equity/(deficit)	$25,089,539	$51,460,607

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2014	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012
REVENUE
Recovered cargo sales and other	$1,271,398	$23,670,264	$8,036,658
Exhibit	51,484	112,129	225,000
Expedition	—	131,556	4,935,857

Total revenue	1,322,882	23,913,949	13,197,515

OPERATING EXPENSES
Cost of sales – recovered cargo and other	247,087	694,787	235,537
Operations and research	19,477,227	26,024,548	17,941,573
Marketing, general and administrative	9,791,260	14,161,465	10,606,281

Total operating expenses	29,515,574	40,880,800	28,783,391

LOSS FROM OPERATIONS	(28,192,692)	(16,966,851)	(15,585,876)

OTHER INCOME OR (EXPENSE)
Interest income	25,302	9,966	24,420
Interest expense	(1,560,254)	(3,581,642)	(6,263,589)
Change in derivative liabilities fair value	1,001,679	4,385,380	3,631,930
Gain on silver fixed price swap	—	1,206,350	—
(Loss) from unconsolidated entity	(522,500)	—	—
Other	104,922	581,543	9,002

Total other income or (expense)	(950,851)	2,601,597	(2,598,237)

LOSS BEFORE INCOME TAXES	(29,143,543)	(14,365,254)	(18,184,113)
Income tax benefit (provision)	481,055	(496,055)	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(28,662,488)	(14,861,309)	(18,184,113)
Non-controlling interest	2,189,374	4,120,037	—

NET (LOSS)	$(26,473,114)	$(10,741,272)	$(18,184,113)

LOSS PER SHARE
Basic and diluted	$(.31)	$(.13)	$(.25)
Weighted average number of common shares outstanding
Basic and diluted	84,870,635	80,128,827	73,889,112

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2014	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012
Preferred Stock, Series D – Shares
At beginning of year	32,400	206,400	206,400
Preferred stock converted to common	—	(174,000)	—

At end of year	32,400	32,400	206,400

Common Stock – Shares
At beginning of year	83,882,577	75,416,203	73,095,384
Preferred stock converted to common	—	174,000	—
Common stock issued for cash	—	4,392,540	511,650
Common stock issued for settlement of senior convertible notes	1,290,155	3,552,357	1,441,013
Common stock issued for services	409,770	347,477	368,156

At end of year	85,582,502	83,882,577	75,416,203

Preferred Stock, Series D
At beginning of year	$3	$21	$21
Preferred stock converted to common	—	(18)	—

At end of year	$3	$3	$21

Common Stock
At beginning of year	$8,388	$7,542	$7,309
Preferred stock converted to common	—	18	—
Common stock issued for cash	—	438	52
Common stock issued for settlement of senior convertible notes	129	355	144
Common stock issued for services	41	35	37

At end of year	$8,558	$8,388	$7,542

Paid-in Capital
At beginning of year	$193,272,576	$144,446,574	$137,236,462
Common stock issued for settlement of senior convertible notes	2,420,734	9,279,887	4,262,383
Common stock issued for services	—	—	347,516
Common stock issued for cash	—	10,360,895	1,110,419
Share-based compensation	2,380,320	2,617,278	1,489,794
Sale of subsidiary stock	—	27,500,000	—
Purchase of subsidiary stock	—	(1,250,000)	—
Settlement of financing fee with subsidiary stock	250,000	—	—
Settlement of vendor payable with subsidiary stock	—	625,000	—
Retained earnings of subsidiary acquisition	—	(307,059)	—

At end of year	$198,323,630	$193,272,576	$144,446,574

Accumulated Deficit
At beginning of year	$(175,954,138)	$(165,212,866)	$(147,018,753)
Net loss	(26,473,114)	(10,741,272)	(18,184,113)
Dividends	—	—	(10,000)

At end of year	$(202,427,252)	$(175,954,138)	$(165,212,866)

Non-controlling Interest
At beginning of year	$(4,120,037)	$—	$—
Net (loss)	(2,189,374)	(4,120,037)	—

At end of year	(6,309,411)	(4,120,037)	—

Total stockholders’ equity/(deficit)	$(10,404,472)	$13,206,790	$(20,758,729)

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2014	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(28,662,488)	$(14,861,309)	$(18,184,113)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Loan fee amortization	15,046	185,113	425,561
Note payable interest accretion	587,948	1,961,069	4,120,221
Senior convertible debt interest settled with common stock issuance	73,037	671,548	349,483
Share-based compensation	2,227,235	2,451,565	1,489,807
Depreciation and amortization	5,510,909	1,937,641	1,589,133
Reversal of bad debt provision	(522,500)	—	—
Investment in consolidated entity	—	(301,093)	—
Deferred revenue settled with zero basis stock of unconsolidated entity	—	(440,054)	—
Change in derivatives liabilities fair value	(1,001,679)	(4,385,380)	(3,631,930)
Loss in unconsolidated entity	522,500	—	—
Settlement of vendor payable with subsidiary stock	—	625,000	—
(Increase) decrease in:
Accounts receivable	(6,269,044)	1,792,266	(1,601,315)
Inventory	(264,904)	472,715	65,192
Other assets	2,003,546	(2,042,713)	(119,358)
Increase (decrease) in:
Accounts payable	(242,041)	1,515,694	832,653
Accrued expenses and other	(2,532,143)	(8,684,797)	12,254,102
Deferred income and revenue participation rights	—	(555,064)	(4,465,868)

NET CASH (USED) IN OPERATING ACTIVITIES	(28,554,578)	(19,657,799)	(6,876,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,968,197)	(4,504,779)	(946,190)

NET CASH (USED) IN INVESTING ACTIVITIES	(2,968,197)	(4,504,779)	(946,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	10,361,336	860,482
Proceeds from issuance of loan payable	17,684,514	10,000,000	19,994,483
Restricted cash held as collateral on loans payable	10,165,004	(10,408,826)	187,673
Purchase of subsidiary stock	—	(1,250,000)	—
Proceeds from sale of subsidiary stock	—	27,500,000	—
Broker commissions and fees on capital raises	—	—	(400,000)
Dividends	—	—	(10,000)
Repayment of mortgage and loans payable	(14,505,450)	(814,089)	(10,685,396)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,344,068	35,388,421	9,947,242

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,178,707)	11,225,843	2,124,620
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,322,257	10,096,414	7,971,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,143,550	$21,322,257	$10,096,414

SUPPLEMENTARY INFORMATION:
Interest paid	$989,601	$623,160	$1,368,324
Income taxes paid	$15,000	$—	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$113,126	$165,748	$347,528
Equipment purchased with financing	$—	$756,795	$558,499
Debt and interest payments with common shares	$2,347,826	$8,608,694	$4,262,528
Investment in unconsolidated entity per debt conversion into entity shares (See NOTE I)	$522,500	$—	$—
Series G Preferred Stock conversion	$—	$—	$250,000

Summary of Significant Non-Cash Transactions

During 2013 we transferred 500,000 shares of Oceanica Resources, S.R. L. held by our wholly owned subsidiary Odyssey Marine Enterprises, Ltd. for $625,000 of marine services. The shares were valued based on the two most recent transactions in Oceanica shares at $1.25 per share.

As discussed in NOTE N, we reclassified our $1,840,404 service obligation from Deferred income and revenue participation rights to Accounts Payable.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) is engaged in seafloor mineral exploration and in the search and recovery of deep-ocean shipwrecks throughout the world. Our corporate headquarters are located in Tampa, Florida.

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity and have prepared them in accordance with our customary accounting practices.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc., Odyssey Marine Entertainment, Inc., Odyssey Marine Enterprises, Ltd., Marine Exploration Holdings, LLC, Odyssey Marine Management, Ltd., Oceanica Marine Operations, S.R.L., and majority interest in Oceanica Resources, S.R.L. and Exploraciones Oceanicas, S. De R.L. De C.V. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling interest are presented within equity and net income, and are shown separately from the Company’s equity and net income attributable to the Company.

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

Recovered cargo sales and other may also consist of revenues related to the recovery of shipwreck cargo, such as the bulk silver bullion from the Gairsoppa project that exceeds the directly related operating and recovery expenses. In the case of the Gairsoppa project, we recognized revenue when we completed our contractual obligation to deliver the silver bullion to the refining agent, the amount of revenue was reasonably assured based on the London Bullion Market rates and the bullion was in a format ready for sale into the market. Operating and recovery expenses incurred in connection with the Gairsoppa project contract consisted of vessel-related expenses (ships’ crew, provisions, port fees and charter expenses), fuel, specialized equipment and administrative expenses. These expenses were charged to the Consolidated Statements of Income as incurred and subsequently reimbursed per our contract and recorded as a benefit (credit to expense) in the period we were assured of recoupment.

Recovered cargo sales and other includes recognize deferred revenue related to revenue participation rights we previously sold to an investor. Upon receipt of funds payable to the investor for their revenue participation rights, we recognize revenue based upon the percent of investor-related proceeds from the sale of silver as a percentage of total proceeds that investor could earn under the revenue participation agreement.

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

In 2014, we were contracted to recover gold and other cargo from the shipwreck SS Central America. Our agreement allows for the reimbursement of Priority Recoupment costs which are based on pre-defined and quantifiable contractual amounts. Priority Recoupment relates to recoupment of operating and recovery expenses associated with this project. Operating and recovery expenses consist of mobilization costs and vessel-related expenses such as ships’ crew, provisions, fuel and specialized off-shore equipment. These expenses are charged to the Consolidated Statements of Operations as incurred and the priority recoupment is recorded as a benefit (credit to expense) in the period we are assured of recoupment. These costs are recouped out of first cash proceeds from the monetization of recovered cargo items that are split 80% to us and 20% to the receiver. After the Priority Recoupment is paid, subsequent cash proceeds are split 45% to us and 55% to the receiver, at which point in time we will record these additional proceeds as revenue. Staff Accounting Bulletin requires four criteria to be present before recognizing revenue. These criteria are: collection is probable, delivery of goods or services are complete, persuasive evidence of an arrangement exists and the price or amount can be determined. Priority cost recoupment is not revenue but the same criteria are applied when determining to recognize or not. We have recovered a significant amount of gold and other valuable cargo, and based on an independent expert review of the recovered cargo, our Priority Recoupment to date as of December 31, 2014 is reasonably assured of being collected when the gold and other valuable cargo is monetized. To the extent the appraised value exceeds our priority recoupment and we are able to accurately measure or quantify a dollar amount for our 45% interest in these additional cash proceeds, we will record revenue at that time. The value of future monetization is based on what the market will bear, which is undeterminable at this time and, therefore, there will be no revenue recognition related to our 45% portion of proceeds in excess of the Priority Recoupment until monetization occurs. See NOTE D regarding the SS Central America.

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

Inventory

Our inventory principally consists of cargo recovered from the SS Republic shipwreck, other artifacts, general branded merchandise and related packaging material. Inventoried costs of recovered cargo include the costs of recovery, conservation and administrative costs to obtain legal title to the cargo. Administrative costs are generally legal fees or insurance settlements required in order to obtain clear title. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the cargo and the artifacts. We continually monitor the recorded aggregate costs of the recovered cargo in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

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

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is calculated using the straight-line method at rates based on the assets’ estimated useful lives which are normally between three and thirty years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Major overhaul items (such as engines or generators) that enhance or extend the useful life of vessel related assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever is shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualify to be capitalized and depreciated over the period of time until the next scheduled planned major maintenance for that item. All other repairs and maintenance are accounted for under the direct-expensing method and are expensed when incurred.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company generates income, the Company calculates basic earnings per share (“EPS”) using the two-class method pursuant to ASC 260 Earnings Per Share. The two-class method is required effective with the issuance of the Senior Convertible Note disclosed in NOTE K because the note qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. These notes have since been terminated. The Company does not use the two-class method in periods when it generates a loss as the holders of the Convertible Notes do not participate in losses.

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

At December 31, 2014, 2013 and 2012 the weighted average common shares outstanding were 84,870,635, 80,128,827 and 73,889,112, respectively. For the periods ending December 31, 2014, 2013 and 2012 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2014	2013	2012
Average market price during the period	$1.53	$2.96	$3.20

In the money potential common shares from options excluded	—	146,162	275,101
In the money potential common shares from warrants excluded	—	92,363	1,129,973

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2014	2013	2012
Out of the money options and warrants excluded:

Stock Options with an exercise price of $1.74 per share	51,750	—	—
Stock Options with an exercise price of $2.20 per share	969,610	—	—
Stock Options with an exercise price of $2.73 per share	644,469	—	—
Stock Options with an exercise price of $2.74 per share	633,835	—	—
Stock Options with an exercise price of $2.89 per share	983,822	—	—
Stock Options with an exercise price of $3.25 per share	100,000	100,000	—
Stock Options with an exercise price of $3.30 per share	—	—	100,000
Stock Options with an exercise price of $3.40 per share	100,000	100,000	—
Stock Options with an exercise price of $3.43 per share	40,000	40,000	—
Stock Options with an exercise price of $3.50 per share	100,000	345,000	245,000
Stock Options with an exercise price of $3.51 per share	—	—	959,500
Stock Options with an exercise price of $3.53 per share	—	—	194,100
Stock Options with an exercise price of $3.90 per share	20,000	20,000	20,000
Stock Options with an exercise price of $4.00 per share	—	52,500	52,500
Stock Options with an exercise price of $5.00 per share	—	—	200,000
Stock Options with an exercise price of $7.00 per share	—	—	100,000
Warrants with an exercise price of $3.60 per share	1,562,500	1,562,500	1,562,500
Warrants with an exercise price of $5.25 per share	—	—	100,000

Total anti-dilutive warrants and options excluded from EPS	5,205,986	2,220,000	3,533,600

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2014	2013	2012

Excluded Convertible Preferred Stock	32,400	32,400	206,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2014	2013	2012

Excluded unvested restricted stock awards	529,651	152,026	177,830

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2014	12 Month Period Ended December 31, 2013	12 Month Period Ended December 31, 2012
Net loss	$(26,473,114)	$(10,741,272)	$(18,184,113)
Cumulative dividends on Series G Preferred Stock	—	—	(10,000)

Numerator, basic and diluted net loss available to stockholders	$(26,473,114)	$(10,741,272)	$(18,194,113)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	84,870,635	80,128,827	73,889,112

Shares used in computation – diluted:
Weighted average common shares outstanding	84,870,635	80,128,827	73,889,112

Net loss per share – basic and diluted	$(0.31)	$(0.13)	$(0.25)

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

Stock-based Compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation (See NOTE O).

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

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. See NOTE J for additional information. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815 – Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.

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

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At December 31, 2014, our uninsured cash balance was approximately $3.4 million.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE K for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately, on average, $864 per month until maturity in July 2016. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately, on average, $2,512 per month while an increase of 100 basis points on our project term loan would increase the monthly interest payment by approximately $6,446. See NOTE K. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE C – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an interest-bearing account from which principal and interest payments are made. This mortgage loan has since been extended to July 2016. As extended, the new loan calls for a restricted cash balance of $400,000 to be funded annually for principal and interest payments (see NOTE K). The balance in the restricted cash account is held as additional collateral by the Bank and is not available for operations. The balance in this account at December 31, 2014, was $229,307.

During May 2014, we entered into a $10.0 million project loan facility with the Bank (see NOTE K). This loan matures in May 2015. Per the agreement, we deposited, from the loan proceeds, $500,000 into a restricted bank account to cover principal and interest payments. This account balance is also pledged as additional security for the loan. There is no requirement to fund this account in the future. The balance in this account at December 31, 2014, was $291,421.

NOTE D – ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following:

	December 31, 2014	December 31, 2013
Trade	$11,053,118	$4,808,678
Other	54,524	529,920
Reserve allowance	(4,631,593)	(5,131,593)

Accounts receivable, net	$6,476,049	$207,005

The trade receivable balance at December 31, 2013 consists primarily of a trade receivable from Neptune Minerals, Inc. for which a reserve allowance for the full amount has been made. The trade receivable balance at December 31, 2014 consists primarily of (i) a trade receivable from Neptune Minerals, Inc. for which a reserve allowance for the full amount has been made, and (ii) a trade receivable on our right to a priority cost recoupment on the SS Central America shipwreck project. We recorded a priority recoupment of costs in the amount $6,290,465 as a reduction to our Operations and research costs for the year ended December 31, 2014. These amounts are based on set and determinable contractual amounts for the recovery of the SS Central America shipwreck. These determinable amounts define the day rate and fixed obligation due to us for our services rendered as it relates to Priority Recoupment. We are awaiting court approval in 2015 so we may assist in monetizing these assets permitting us to collect this receivable. See revenue recognition and accounts receivable in NOTE A. The December 31, 2013 reserve amount of $5,131,593 and the December 31, 2014 reserve amount of $4,631,593 relates to Neptune Minerals, Inc. (Dorado Ocean Resources, Ltd.), discussed further in NOTE I.

NOTE E – INVENTORY

Our inventory consists of the following:

	2014	2013
Recovered cargo	$5,681,264	$5,406,183
Packaging	70,560	85,133
Merchandise	405,467	401,072
Merchandise reserve	(371,332)	(371,332)

Total Inventory (current and non-current)	$5,785,959	$5,521,056

Based on our estimates of the timing of future sales, $5,110,967 and $5,206,318 of artifact inventory for the fiscal years ended 2014 and 2013 were classified as non-current.

NOTE F – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	2014	2013
Prepaid expenses	$650,157	$1,025,083
Deposits	5,505	55,281

Total other current assets	$655,662	$1,080,364

For the period ended December 31, 2014, prepaid expenses consisted of $360,962 of prepaid insurance premiums, $168,731 for vessel fuel not yet consumed, $29,180 of deferred financing fees, and $91,284 of other operating prepaid costs. For the period ended December 31, 2013, prepaid expenses consisted of $290,260 of prepaid insurance premiums, $354,627 for vessel fuel not yet consumed, $66,330 of deferred financing fees, and $313,866 of prepaid operating costs. All prepaid expenses, except fuel, are amortized on a straight-line basis over the term of the underlying agreements. Fuel is expensed based on actual usage. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2014	2013
Building, improvements and land	$3,758,686	$4,756,306
Building and land held for sale	1,024,999	—
Computers and peripherals	1,613,744	1,431,789
Furniture and office equipment	2,376,650	1,973,130
Vessel and equipment	19,123,758	16,772,083
Exhibits and related	1,781,193	1,818,029

	29,679,030	26,751,337
Less: Accumulated depreciation	(22,443,492)	(16,973,085)

Property and equipment, net	$7,235,538	$9,778,252

In December 2014, we decided to put one of our two buildings in Tampa up for sale. This sale was completed in March 2015. In 2014, we ceased our long-term charter of the Dorado Discovery vessel resulting in an impairment charge related to the equipment we maintained on this vessel. In the second half of 2014, we recorded accelerated depreciation on this equipment for an additional depreciation charge of $3.0 million.

NOTE H – OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	2014	2013
Recovered cargo	$730,463	$1,191,952
Deposits	541,590	1,673,709
Image use rights, net	—	280

Total other long-term assets	$1,272,053	$2,865,941

The recovered cargo balances for both years consist of cargo items conserved specifically for the Company and are intended to be held long term by us. The 2014 recovered cargo balance consists primarily of SS Republic coins and silver bullion bars from the SS Gairsoppa silver recovery and other artifacts. The 2013 amount consists mainly of SS Republic coins, silver bullion bars from the SS Gairsoppa silver recovery and other artifacts. Deposits for both years include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for HMS Sussex and $100,000 deposit to fund conservation and documentation of any artifacts recovered. The HMS Sussex deposits are refundable from proceeds the United Kingdom would receive if HMS Sussex is discovered and its artifacts monetized. If HMS Sussex is not discovered, the Company is at risk for the expense deposit portion. Other deposits are held by various vendors for equipment, services, and in accordance with agreements in the normal course of business. Image use rights are amounts paid to utilize, for a period up to five years, copyrighted images in our themed attractions. 2013 deposits also included $1,187,400 on items that eventually became fixed assets in 2014.

NOTE I – INVESTMENT IN UNCONSOLIDATED ENTITY

Neptune Minerals, Inc.

We currently own 6,190,201 shares of non-voting stock in Neptune Minerals, Inc. (“NMI”). These non-voting shares are comprised of 6,184,976 of Class B Common non-voting shares and 5,225 Series A Preferred non-voting shares. This represents approximately a 29% ownership interest in NMI. During 2011, NMI acquired Dorado Ocean Resources, Ltd. (“DOR”) through a share exchange with DOR’s shareholders. At that time, we had an approximate 41% ownership position in DOR. Since then we obtained additional shares in NMI from the conversion of convertible instruments or from marine services contracts from which we were compensated with NMI stock.

At December 31, 2014, our estimated share of unrecognized DOR (NMI) losses are $20.7 million. We have not recognized the accumulated $20.7 million in our income statement because these losses exceed our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. Based on the NMI and DOR transactions described above, we believe it is appropriate to allocate this loss carryforward of $20.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2014. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during July 2013, we, along with a second creditor, loaned funds to NMI of which our share was $500,000, and this indebtedness was evidenced by a convertible note. This funding was not for the purpose of funding NMI’s prior losses but for current requirements. Per ASC 323-10-35-29: Additional Investment After Suspension of Loss Recognition, we concluded this loan did not increase our ownership nor was it to be considered in-substance stock. Based on the financial position of NMI at December 31, 2013, we reserved for this note in its entirety. This note carried an interest rate of 6% per annum and matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. In April 2014, the note was converted into 5,225 shares of Series A Preferred non-voting stock. These shares are convertible into 522,500 shares of Class A voting shares and require no further exchange of consideration for conversion. As a result of this conversion of the loan into equity, we recognized $522,500 of additional investment in NMI and appropriately wrote it down to the loss in unconsolidated entity in 2014.

Although we are a shareholder of NMI, we have no representation in the board of directors or management of NMI and hold no Class A voting shares. We are not involved in the management of NMI. At December 31, 2014, the net carrying value of our investment in NMI is zero in our consolidated financial statements.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent less than a 10% equity stake in CRP. With CRP being a thinly traded stock on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. At December 31, 2014, the net carrying value of our investment in CRP is zero in our consolidated financial statements.

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of December 31, 2014 and December 31, 2013 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	December 31, 2014	December 31, 2013
Derivative liabilities:
Embedded derivatives derived from:
Senior Convertible Notes	$—	$47,243
2014 Convertible Promissory Notes	2,115,318	—

	2,115,318	47,243
Warrant derivatives
Senior Convertible Notes	111,127	840,000
Series G Convertible Preferred Stock	—	83,580

Warrant derivatives	111,127	923,580

Total derivative liabilities	$2,226,445	$970,823

	December 31, 2014	December 31, 2013
Common shares linked to derivative liabilities:
Embedded derivatives:
Senior Convertible Notes	—	1,729,647
2014 Convertible Promissory Notes*	3,174,604	—

	3,174,604	1,729,647

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500
Series G Convertible Preferred Stock	—	525,000

	1,562,500	2,087,500

Total common shares linked to derivative liabilities	4,737,104	3,817,147

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Years ended December 31,
	2014	2013
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$47,243	$593,001
2014 Convertible Promissory Notes	141,983	—
Warrant derivatives	812,453	1,980,164

	1,001,679	2,573,165
Exercise of Warrants		922,875
Redemptions of Senior Convertible Notes	—	889,340

Total derivative income (expense)	$1,001,679	$4,385,380

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

As more fully discussed in NOTE K, we entered into the Senior Convertible Note and Warrant Financing Transactions on November 8, 2011 and May 10, 2012. The Senior Convertible Notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion options, certain redemption features and a conversion price reset feature. Warrants issued with this transaction embodied reset price protection and, accordingly, were not afforded equity classification.

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

During the year ended December 31, 2014, the compound embedded derivatives related to the Senior Convertible Notes were converted. As of December 31, 2014, no compound embedded derivatives were present. Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from our Senior Convertible Note and classified in liabilities as of December 31, 2013:

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of December 31, 2014 and the inception dates (Tranche 1 – August 14, 2014, Tranche 2 – October 1, 2014, Tranche 3 – December 1, 2014):

Tranche 1 – August 14, 2014:	December 31, 2014	August 14, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.62 Years	2.00 Years
Implied expected term to maturity	1.51 Years	1.85 Years
Market volatility:
Range of volatilities	58.5% - 78.1%	37.0% - 62.2%
Equivalent volatilities	69.7%	51.2%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	9.50%	9.50%
Range of credit risk adjusted yields	4.66% - 5.27%	3.94% - 4.45%
Equivalent credit risk adjusted yield	4.86%	4.15%

Tranche 2 – October 1, 2014:	December 31, 2014	October 1, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.75 Years	2.00 Years
Implied expected term to maturity	1.60 Years	1.79 Years
Market volatility:
Range of volatilities	60.1% - 80.5%	58.6% - 75.3%
Equivalent volatilities	70.4%	68.00%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	9.50%	9.25%
Range of credit risk adjusted yields	4.66% - 5.27%	3.97% - 4.61%
Equivalent credit risk adjusted yield	4.91%	4.24%

Tranche 3 – December 1, 2014:	December 31, 2014	December 1, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.92 Years	2.00 Years
Implied expected term to maturity	1.72 Years	1.76 Years
Market volatility:
Range of volatilities	59.8% - 78.1%	61.8% - 79.8%
Equivalent volatilities	69.5%	72.2%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	9.25%	9.25%
Range of credit risk adjusted yields	4.66% - 5.27%	4.29% - 4.84%
Equivalent credit risk adjusted yield	4.91%	4.52%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore its shares do not trade on a public exchange. As a result, the underlying value must be based on private sales of the subsidiary’s shares because that is the best indicator of the value of the shares. There has been a sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly the underlying price used in the MCS calculations for the inception dates and quarter ended December 31, 2014 was $2.50.

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended December 31, 2014 and 2013.

	For the years ended December 31,
	2014	2013
Balances at January 1	$47,243	$1,529,583
Issuances	—	—
Expirations from redemptions of host contracts reflected in income	(47,243)	(889,339)
Changes in fair value inputs and assumptions reflected in income	—	(593,001)

Balances at December 31	$—	$47,243

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the year ended December 31, 2014.

December 31, 2014
Balances at January 1	$—
Issuances	1,985,079
Changes in fair value inputs and assumptions reflected in income	130,239

Balances at December 31	$2,115,318

The fair value of all Share Purchase Option derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. All remaining warrants linked to 1,725,000 shares of common stock were exercised on October 11, 2013. Therefore, the warrants linked to 1,725,000 shares of common stock were not outstanding as of December 31, 2014 and December 31, 2013.

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of December 31, 2014. Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 525,000 shares of common stock as of December 31, 2013:

December 31, 2013
Linked common shares	525,000
Quoted market price on valuation date	$2.02
Contractual exercise rate	$2.3793
Term (years)	0.28
Range of market volatilities	50.1% - 88.3%
Risk free rates using zero coupon US Treasury Security rates	0.01% - 0.07%

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 1,562,500 shares of common stock as of December 31, 2014 and December 31, 2013:

	December, 31
	2014	2013
Linked common shares	1,562,500	1,562,500
Quoted market price on valuation date	$0.93	$2.02
Contractual exercise rate	$3.60	$3.60
Term (years)	2.40	3.35
Range of market volatilities	59.9% - 73.9%	51.1% - 78.2%
Risk free rates using zero coupon US Treasury Security rates	0.04% - 0.67%	0.07% - 0.78%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	—

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the years ended December 31, 2014 and 2013.

	Years ended December 31,
	2014	2013
Balances at January 1	$923,580	$3,826,619
Issuances:
Series G Convertible Preferred Stock Financing	—	—
Senior Convertible Note Financing	—	—
Exercises:
Series G Convertible Preferred Stock Financing	—	(922,875)
Changes in fair value inputs and assumptions reflected in income	(812,453)	(1,980,164)

Balances at December 31	$111,127	$923,580

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE K – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Term loan	$4,000,000	$5,000,000
Project Term loans	15,502,422	10,000,000
Face value $10,000,000, 8% Convertible Senior Note Payable	—	1,176,076
Face value $8,000,000, 9% Convertible Senior Note Payable	—	4,039,446
Mortgages payable	1,662,459	1,816,286

Total mortgages and loans payable	$21,164,881	$22,031,808

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

This term loan is secured by approximately 24,700 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The carrying value of the borrowing base is not to exceed forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval. We were in compliance with all covenants at December 31, 2014. At December 31, 2014, the outstanding loan balance for this term loan is $4,000,000.

Project Term Loans

Loan one

On August 14, 2014, we entered into a Note Agreement with Monaco Financial, LLC, a marketing partner, pursuant to which we issued and sold a Promissory Note in the original principal amount of $5.0 million (the “First Tranche”). Subject to the satisfaction of conditions set forth in the Note Agreement, we had the right to require Monaco to purchase two additional promissory notes for $2.5 million (“Second Tranche”) and $2.5 million (the “Third Tranche”). The aggregate amount issuable under the financing arrangement is $10.0 million (referred to collectively as the “Notes”). On October 1, 2014 the Second Tranche of $2.5 million was issued and on December 1, 2014 the Third Tranche of $2.5 million was issued. The outstanding balance of this debt at December 31, 2014 was $10.0 million.

The indebtedness evidenced by the Notes bears interest at 8.0% percent per year until the first anniversary of the note and 11% per annum from the first anniversary through the maturity date. Principal is payable at the maturity date while interest is payable monthly. As consideration for the Notes, the Company (i) entered into a multi-year exclusive agreement in which the Company granted the investor an exclusive right to market Valuable Trade Cargo through a marketing joint venture, (ii) assigned to the investor 100,000 shares of Oceanica Resources S. de. R.L (“Oceanica”) and (iii) granted the investor a Share Purchase Option whereby the investor may purchase shares of Oceanica at a purchase price which is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1,000,000 or more in the aggregate. The Share Purchase Option may be exercised (i) by conversion of the outstanding principal, (ii) in cash for up to 50% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the investor, or (iii) in cash for up to 100% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the Company. Although the conversion price of the Share Purchase Option is variable, the amount of shares issuable under the arrangement is 10,000,000. For collateral, we granted the lender a security interest in the proceeds from the sale of valuable trade cargo whenever held, in excess of the proceeds previously pledged under other arrangements, a certain quantity of our Oceanica shares based on the loan balance and certain marine equipment and technology as evidenced by equity in two of our wholly owned subsidiaries.

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

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative feature consisted of the share purchase option. The share purchase option was not clearly and closely related to the host debt agreement and required bifurcation.

Based on the previous conclusions, we allocated the cash proceeds first to the derivative components at their fair values with the residual allocated to the host debt contract, as follows:

	T1 Allocation	T2 Allocation	T3 Allocation
Promissory Note	$3,918,254	$1,937,540	$1,909,127
Embedded derivative (share purchase option)	831,746	562,460	590,873
Common shares of Oceanica	250,000	—	—

	$5,000,000	$2,500,000	$2,500,000

No value was assigned to the multi-year exclusive marketing agreement (entered into with Monaco Financial LLC at the same time as the loan agreement) because the value attributable to the multi-year exclusive marketing agreement is compensatory in nature. The value of the compensation will be determined when i) the treasure is uncovered, and ii) the marketing and sales activities are successful. Accordingly, the compensation related to the 5% fee will be a period expense in the period incurred, or when a sale takes place. The assignment to the investor of 100,000 shares of Oceanica Resources S. de. R.L (“Oceanica”) was valued at $250,000 and was included as part of the allocation of proceeds. The financing basis allocated to the notes payable is subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the year ended December 31, 2014 amounted to $316,920. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income.

Loan two

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the subsequent 12 months. The advances are at pre-defined amounts or percentages of the value of a project’s recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was paid at closing. This facility matures in May 2015. A restricted cash deposit of $500,000 was required to cover interest payments when the term loan was funded, or portion thereof. We are required to comply with a number of customary affirmative and negative covenants of which we were in compliance at December 31, 2014. The proceeds are to be used to fund various project recovery costs. At December 31, 2014, the outstanding loan balance on this credit facility was $7,684,514.

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

During July 2013, when the above noted mortgage matured, we extended it under substantially the same terms that previously existed. The new maturity date is July 2016. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest are required. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of December 31, 2014, the loan balance outstanding was $1,119,250.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. As of December 31, 2014, the loan balance outstanding was $543,209. This property has been subsequently sold in 2015 and all related mortgages have been paid in full.

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

The indebtedness evidenced by the Initial Note bore interest at 8.0% percent per year (15% under default conditions, if applicable). Interest was compounded monthly and payable quarterly at the beginning of each calendar quarter. The Initial Note was amortized with equal monthly principal installments of $434,783 that commenced on July 8, 2012. Prepayment was not allowed. Further, the Notes were able to be converted into our common stock, at the option of the holder, at any time following issuance, with respect to the Initial Note, or at any time following six months after the date of issuance, with respect to the Additional Note. The initial conversion price of the Initial Note was $3.74, subject to adjustment on the six-month anniversary of the initial closing date as follows: The reset conversion price applicable to the Initial Note was to be adjusted to the lesser of (a) the then current conversion price and (b) the greater of (i) $1.44 and (ii) 110.0% of the market price of our common stock on the six-month anniversary of the initial closing date (as applicable, the “Conversion Price”). On May 10, 2012 (the six-month anniversary of the initial closing date), the conversion price applicable to the Initial Note was adjusted to $3.17, which represented 110.0% of the market price of Odyssey’s common stock. The conversion price was also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We agreed to pay each amortization payment in shares of our common stock, if certain conditions are met; provided, that we may, at our option, elect to pay such amortization payments in cash. The conversion rate applicable to any amortization payment that were made in shares of our common stock was the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the average for a ten-day period immediately prior to the applicable amortization date of the volume-weighted average price of our shares of common stock.

The Notes extended no voting rights to the investors. However, the Notes extended participation rights in dividend payments, if any, made to the holders of the Company’s common or other class of stock, except our Series G Preferred Stock.

The holder of the Initial Note elected to apply some of the payments due on the principal balance of the Initial Note to the Additional Note described below. During the year ended December 31, 2013, we issued 3,282,934 shares of common stock as payment of $8,608,694 in outstanding principal. During the year ended December 31, 2014, the remaining principal balance of $1,391,306 was paid in full in cash.

Under the terms of the Warrant, the holder is entitled to exercise the Warrant to purchase up to 1,302,083 shares of our common stock at an initial exercise price of $4.32 per share, during the five-year period beginning on the six-month anniversary of the initial closing date; provided, that 434,027 shares of our common stock issuable upon exercise of the Warrant could not be exercised unless the investor purchased the Additional Note. In accordance with the terms of the warrant agreement, on May 10, 2012, the exercise price applicable to the Warrant was adjusted to $3.60 which was the lesser of (a) the then current exercise price and (b) 125.0% of the market price of our common stock on the six-month anniversary of the initial closing date. The Exercise Price was also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. We are generally prohibited from issuing shares of common stock upon exercise of the Warrant if such exercise would cause us to breach our obligations under the rules or regulations of the stock market on which the common stock is traded.

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

Additional Note

On May 10, 2012, we issued the Additional Note in the original principal amount of $8.0 million, and the number of shares of Odyssey’s common stock issuable upon exercise of the Warrant increased to 1,562,500. The Additional Note bore interest at 9.0% per year and matured on the 30-month anniversary of the initial closing date. The Additional Note was amortized in equal monthly installments that commenced on the eighth-month anniversary of the initial note and was able to be paid in cash or Odyssey common stock. The Additional Note could have been converted into Odyssey’s common stock, at the option of the holder, at any time following six months after the date of issuance. The conversion rate applicable to any amortization payment made in shares of our common stock was the lower of (a) the Conversion Price and (b) a price equal to 85.0% of the average for a ten-day period immediately prior to the applicable amortization date of the volume-weighted average price of our shares of common stock. The initial conversion price of the Additional Note is $3.74, was subject to reset on the earlier of the date the registration statement registering the offer and sale of the common stock issuable under the notes and the warrants became effective and a prospectus contained therein was available for the resale by the holder of all of the registrable securities or the six-month anniversary of the additional closing date. The registration statement was declared effective on July 6, 2012, and there was no reset to the conversion price of the Additional Note.

On January 2, 2013, we entered into an agreement to amend the terms of the Additional Note. The installment payments due December 1, 2012, January 1, 2013 and February 1, 2013 were deferred until March 1, 2013 and the conversion price on the Additional Note was decreased from $3.74 to $3.17. We evaluated the amendment’s impact on the accounting for the Additional Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10% and the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was less than 10% of the carrying value of the Additional Note immediately prior to the modification. Since the amendment did not result in a substantial modification, extinguishment accounting was not applicable. During the year ended December 31, 2014, $1,739,130 of the principal balance was paid in cash and the remaining principal balance of $2,347,826 was converted into common stock.

Accounting considerations

We have accounted for the Initial Note, Additional Note and Warrant issued for cash as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the Initial Note, Additional Note and the Warrant for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”).

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

Based on the previous conclusions, we allocated the cash proceeds first to the derivative components at their fair values (see NOTE J) with the residual allocated to the host debt contract, as follows:

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the years ended December 31, 2014 and 2013 amounted to $279,070 and $2,146,182, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See NOTE J for information about our derivatives.

Long-Term Obligation Maturities:

	Total	2015	2016	2017	2018	2019	More than 5 years
Long term obligations	$15,660,299	$1,670,049	$13,990,250	$—	$—	$—	$—
Interest on obligations	1,965,332	1,140,354	824,978	—	—	—	—

Total obligations	$17,625,631	$2,810,403	$14,815,228	$—	$—	$—	$—

Long-term obligations represent the amounts due on our existing mortgages, notes and convertible note as described above.

NOTE L – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2014	2013
Compensation and bonuses	$1,451	$1,610,357
Customer deposits	—	22,083
Project proceeds payable	—	1,325,122
Vessel operations	1,525,513	1,394,670
Professional services	465,000	222,274
Income tax provision	—	496,055
Accrued insurance payable	304,584	—
Other operating	91,414	223,859

Total accrued expenses	$2,387,962	$5,294,420

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance, port fees and charter related. Professional fees are mainly attributable to legal fees and related and other professional services in support of operations. Other operating expenses contain general items related to, but not limited to marketing, insurance and the exhibit. As discussed in the Revenue Recognition and Accounts Receivable of NOTE A, the United Kingdom Government received 20% of available proceeds after our reimbursement of search and recovery expenses on the Gairsoppa project. The Project proceeds payable represents a share of the United Kingdom Government’s 20%.

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

NOTE N – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250
Marine services projects	—	1,840,404

Total deferred income and participating revenue rights	$4,643,750	$6,484,154

“Cambridge” project

We previously sold Revenue Participation Certificates (“RPCs”) that represent the right to share in our future revenues derived from the “Cambridge” project, which is also referred to as the HMS Sussex shipwreck project. The “Cambridge” RPC units constitute restricted securities.

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

“Seattle” project

In a private placement that closed in September 2000, we sold “units” consisting of “Republic” Revenue Participation Certificates and Common Stock. Each $50,000 “unit” entitled the holder to 1% of the gross revenue generated by the now named “Seattle” project (formerly referred to as the “Republic” project), and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to us as a result of the “Seattle” project, excluding funds received by us to finance the project.

The participating rights balance will be amortized under the units of revenue method once management can reasonably estimate potential revenue for each of these projects. The RPCs for the “Cambridge” and “Seattle” projects do not have a termination date, therefore these liabilities will be carried on the books until revenue is recognized from these projects or we permanently abandon either project.

Galt Resources, LLC

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any one project Galt selected prior to December 31, 2011. If the project is successful and generates sufficient proceeds, Galt will recoup their investment plus three times the investment. Galt’s investment return will be paid out of project proceeds. Galt will receive 50% of project proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. Subsequent to the original syndication deal, we reached an agreement permitting Galt to bifurcate their selection between two projects, the SS Gairsoppa and HMS Victory with the residual 1% on additional net proceeds assigned to the HMS Victory project only. The bifurcation resulted in $3,756,250 being allocated to each of the two projects. Therefore, Galt will receive 7.5125% of net proceeds from the HMS Victory project after they recoup their investment of $3,756,250 plus three times the investment. Galt was paid in full in the amount of $12,506,755 during the first quarter of 2013 for their remaining share of the Gairsoppa project investment. There are no future payments remaining due to Galt for the Gairsoppa project nor did they receive or have they received any further distributions from the Gairsoppa project proceeds. Based on the timing of the proceeds earmarked for Galt, the relative corresponding amount of Galt’s revenue participation right of $3,756,250 was amortized into revenue in 2012 based upon the percent of Galt-related proceeds from the sale of silver as a percentage of total proceeds that Galt earned under the revenue participation agreement ($15.0 million).

Marine service projects

Since 2009, we entered into several marine search services contracts associated with the Robert Frasier Marine, Ltd. projects. For each contract, revenue is recognized over the contractual period when services are performed as defined by the contract. The period of time a search project remains active varies but usually extends over several months and may be accelerated or extended depending upon operational factors. At December 31, 2013, we had a $1,840,404 service obligation on one service contract that was to be recognized as revenue over the period of time the contractual services are provided. The balance at December 31, 2014 is zero. During 2014, both parties agreed to cease the program related to the project. The parties have negotiated the return of the funds which is expected to be approximately $1.4 million. The return of these funds will occur in 2015. When these funds are remitted, the contract will terminate. The remaining balance of $1,840,404 is in our accounts payable at December 31, 2014.

NOTE O – STOCKHOLDERS’ EQUITY/(DEFICIT)

Common Stock

In 2014, we issued 1,290,155 shares of common stock, valued at $2,420,863, representing payment for principal and interest on the Additional Note as described in NOTE K.

In 2013, we issued 3,552,357 shares of common stock, valued at $9,280,242, representing payment for principal and interest on our Initial Note and Additional Note as described in NOTE K

During the three-month period ended December 31, 2013, we issued 1,725,000 shares of common stock to five accredited investors upon conversion of 1,725,000 outstanding warrants associated with the Series G Convertible Preferred Stock.

During the three-month period ended March 31, 2013, we issued 2,010,500 shares of common stock to accredited investors upon exercise of their outstanding warrants.

Warrants

Warrants to purchase 1,562,500 shares of common stock were attached to our formerly outstanding Senior Convertible debt discussed further in NOTES K and J. The exercise price on these warrants is $3.60, and they expire on November 9, 2016. See NOTE J for further information on these warrants.

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

On January 2, 2015, our Board of Directors (the “Board”) adopted the 2015 Stock Incentive Plan (the “Plan”), subject to stockholder approval. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The Plan will be submitted to our stockholders for approval at the 2015 annual meeting of stockholders. The Board adopted the Plan because the 2005 Stock Incentive Plan will expire during 2015. On January 2, 2015, the Board granted, subject to stockholder approval of the Plan, 1,652,000 stock options and 951,381 restricted stock units to officers, directors, and other eligible recipients.

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

The share based compensation charged against income for the periods ended December 31, 2014, 2013 and 2012 was $2,081,482, $2,582,009 and $1,657,800, respectively.

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2014, 2013 and 2012 were $1.24, $1.42 and $1.45, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Risk-free interest rate	2.1-2.7%	.41-1.28%	.39-.67%
Expected volatility of common stock	63.5-65.0%	59.2-68.2%	65.3-71.6%
Dividend yield	0%	0%	0%
Expected life of options	6.1-8.2 years	3.0-4.1 years	3.0-4.1 years

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	3,399,405	$3.78
Granted	771,969	$2.85
Exercised	(15,150)	$2.61
Cancelled	(736,070)	$4.42

Outstanding at December 31, 2012	3,420,154	$3.31
Granted	1,233,822	$2.99
Exercised	(204,500)	$2.24
Cancelled	(1,453,600)	$3.61

Outstanding at December 31, 2013	2,995,876	$3.31
Granted	1,026,286	$2.14
Exercised	—	$—
Cancelled	(328,676)	$3.48

Outstanding at December 31, 2014	3,693,486	$2.67

Options exercisable at December 31, 2012	2,754,227	$3.44

Options exercisable at December 31, 2013	2,118,903	$2.94

Options exercisable at December 31, 2014	2,653,302	$2.77

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2014, 2013 and 2012 were $0, $16,450 and $371,142, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2014, 2013 and 2012 were $0, $16,450 and $524,500, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2014, 2013 and 2012 are $0, $183,000 and $14,475, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2014, 2013 and 2012 was $1,498,040, $1,498,040 and $832,177, respectively.

As of December 31, 2014, there was $2,434,064 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 1.75 years.

The following table summarizes information about stock options outstanding at December 31, 2014:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$1.07 - $2.20	1,071,360	8.64	$2.13
$2.73 - $2.89	2,262,126	2.15	$2.80
$3.25 - $3.90	360,000	3.02	$3.42

	3,693,486	4.12	$2.67

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2014 and changes during the year ended December 31, 2014 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2013	188,125	$2.89
Granted	1,076,813	$1.43
Vested	(419,722)	$2.17
Cancelled	(7,000)	$2.00

Unvested at December 31, 2014	838,216	$1.38

The fair value of restricted stock awards vested during the years ended December 31 2014, 2013 and 2012 was $911,641, $854,861 and $1,286,257, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2014, 2013 and 2012 is $1,158,684, $380,013 and $514,964, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2014, 2013 and 2012 were $1.43, $2.89 and $3.91, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2014, 2013 and 2012 are 3.6, 1.2 and 1.0 years, respectively. As of December 31, 2014, there was a total of $1,118,938 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2014:

Common Stock Warrants	Exercise Price	Termination Date

1,562,500	$3.60	11/9/2016

NOTE P – INCOME TAXES

As of December 31, 2014, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $129,118,760 and net operating loss carryforwards for foreign income tax purposes of approximately $13,325,245. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2034. From 2025 through 2027, approximately $43 million of the NOL will expire, and from 2028 through 2034, approximately $86 million of the NOL will expire.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Current
Federal	$(481,055)	$481,055	$—
State	—	15,000	—

	$(481,055)	$496,055	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$49,239,489
Capital loss carryforward	385,185
Accrued expenses	62,671
Deferred revenue	644,362
Reserve for accounts receivable	1,873,028
Reserve for inventory	130,011
Start-up costs	107,153
Excess of book over tax depreciation	2,766,649
Stock option and restricted stock award expense	1,389,793
Investment in unconsolidated entity	3,870,218
Less: valuation allowance	(60,312,726)

$155,833

Deferred tax liability:
Property and equipment basis	$69,311
Prepaid expenses	86,522

$155,833

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2014. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of December 31, 2014.

The change in the valuation allowance is as follows:

December 31, 2014	$60,312,726
December 31, 2013	51,625,159

Change in valuation allowance	$8,687,567

Income taxes for the twelve month periods ended December 31, 2014, 2013 and 2012 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	December 31, 2014	December 31, 2013	December 31, 2012

Expected (benefit)	$(9,908,804)	$(3,483,374)	$(6,180,388)
Effects of:
U.S. income tax expense at the AMT 20% rate	—	(176,839)	—
State income taxes net of federal benefits	(294,933)	509,495	(181,423)
Nondeductible expense	(126,601)	31,640	17,994
Stock options and restricted stock awards	—	790,011	223,720
Derivatives	—	(783,994)	322,848
Change in valuation allowance	10,469,108	(6,276,369)	5,385,732
Change in net operating loss	—	—	832,408
CFC Dividend Income	—	9,190,723	(374,051)
Change in rate estimate		15,767	(42,925)
Foreign Rate Differential	(138,770)	662,745	—
Reversal of Prior Year AMT Accrual	(481,055)
Other, net	—	16,250	(3,915)

	$(481,055)	$496,055	$—

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

On July 3, 2014 we received confirmation from the Internal Revenue Service that our private letter ruling was accepted granting us relief to make a late election to carryback our 2008 federal net operating loss five taxable years preceding the taxable year of the NOL in lieu of the general two-year carryback period. There will be no cash-tax benefit related to the carryback as we had a taxable loss during the 2003 tax year. The benefit of making the 5 year carryback election is that the 2008 NOL will now be able to offset 100 percent of future alternative minimum taxable income instead of only 90 percent. The AMT tax accrual for 2013 in the amount of $481,055 was reversed during the quarter ending June 30, 2014 resulting in a tax benefit.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2011.

NOTE Q – MAJOR CUSTOMERS

For the fiscal year ended December 31, 2014, we had three customers who accounted for 28.6%, 25.7% and 23.0% of our total revenue. During the fiscal year ended December 31, 2013, we had one customer who accounted for 87.2% of our total revenue.

NOTE R – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the “Seattle” and the “Cambridge” (“HMS Sussex”) projects and have recorded $887,500 as Deferred Income from Revenue Participation Rights (See NOTE N). We are contingently liable to share the future revenue of these projects only if revenue is derived from these specific projects.

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any project of Galt’s choosing. This amount has been bifurcated equally between the SS Gairsoppa and HMS Victory projects. The SS Gairsoppa has been paid in full. See NOTE N for further detail.

Legal Proceedings

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. We are currently not a party to any pending litigation.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our capacity to generate net income or positive cash flows for the remainder of 2015 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities and recovered cargo, generating income from shipwreck or mineral exploration charters, collecting on amounts owed to us, and on generating income from other project or asset based financing. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2015. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short sellers seeking to distort the truth and thereby profit from the decline of our company’s share price (“short and distort”). These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, but have also taken the form of both direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on the company’s share price, on our various business deals, and on our ability to secure certain financing alternatives. We received a letter from NASDAQ on March 9, 2015 stating that the Company’s closing bid price on the NASDAQ Capital Market had not achieved the minimum bid price of $1.00 for 30 consecutive business days and that the company now has 180 calendar days to cure the situation. The company may be eligible for more than 180 days to cure the situation, but if the situation is not cured then the Company’s shares could de-listed from the exchange. Our 2015 business plan requires us to generate new cash inflows during 2015 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC, an affiliate of MINOSA (“Penelope”), pursuant to which (a) MINOSA will extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope has agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The debt and the equity financings are subject to the satisfaction of certain conditions, including the approval of our stockholders. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2014—Financings.) If our stockholders do not approve the transaction, we will likely have to seek debt or equity financing from other sources to allow us to continue as a going concern. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at December 31, 2014 was $3.1 million which is insufficient to support operations through the end of 2015. We have a working capital deficit at December 31, 2014 of $7.6 million. We have a bank loan of $7.7 million that matures in 2015. Even though our total assets are $25.1 million, the majority of these assets are secured as collateral against our loans and the related fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement, we must wait for shareholder approval to fully consummate the equity component of the transaction. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE S – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2014 and 2013. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2014
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue – net	$566,086	$348,264	$120,046	$288,486
Gross profit	446,481	290,379	93,020	245,915
Net income (loss)	(9,798,757)	(4,015,881)	(7,415,124)	(5,243,352)
Basic and diluted net income (loss) per share	$(0.12)	$(0.05)	$(0.09)	$(0.06)

	Fiscal Year Ended December 31, 2013
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue – net	$863,072	$253,745	$5,554,460	$17,242,672
Gross profit	717,371	158,661	5,384,887	16,958,243
Net income (loss)	(9,665,379)	(10,895,976)	(931,393)	10,751,476
Basic and diluted net income (loss) per share	$(0.12)	$(0.14)	$(0.01)	$0.13

NOTE T – GAIN ON SILVER FIXED PRICE SWAP

During the three-month period ended September 30, 2013, we entered into two fixed price swap hedge contracts to mitigate the exposure risk related to silver price volatility. We entered into these contracts specifically related to the time period the recovered silver from the Gairsoppa project was sold into the London bullion market during the latter of 2013. The price per silver troy ounce was reaching a period high when we entered into the contracts as compared to when the silver was recovered in mid-July. The first contract was for 250,000 troy ounces of silver and covered the period from October 1 to October 31, 2013. The fixed price was $24.40 per troy ounce. The second contract was for 250,000 troy ounces of silver and covered the period from November 1 to November 30, 2013. The fixed price on the second contract was $23.10 per troy ounce. If the average silver price was less than the fixed price, we would receive the difference multiplied by the 250,000 troy ounces. If the average silver price was greater than the fixed price, we would owe the difference multiplied by the 250,000 troy ounces. During the three-month period ended December 31, 2013, we realized a combined gain of $1,206,350 on these contracts.

NOTE U – SUBSEQUENT EVENTS (UNAUDITED)

On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC, an affiliate of MINOSA (“Penelope”), pursuant to which (a) MINOSA will extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope has agreed to invest up to $101 million over three years in Series AA-1 convertible preferred stock of Odyssey. Penelope also has the right, but not the obligation, to purchase up to $43.3 million of Series AA-2 convertible preferred stock at any time after the closing price of the Common Stock has been $1.26 or more for 20 consecutive trading days. Penelope’s right to purchase the shares of Series AA-2 convertible preferred stock will terminate on the fifth anniversary of the initial closing under the Stock Purchase Agreement. The debt and the equity financings are subject to the satisfaction of certain conditions. Management has not yet determined the proper accounting treatment for this subsequent event. The information set forth under the heading “Item 1.01. Entry Into a Material Definitive Agreement” in the Current Report on Form 8-K that we filed with the SEC on March 11, 2015 (Commission File No. Number 001-31895) is incorporated herein by reference.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2012, 2013 and 2014

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Deferred recovery cost reserve
2012	2,557,149	—	—	2,557,149	—
2013	—	—	—	—	—
2014	—	—	—	—	—

Inventory reserve
2012	392,203	—	—	24,645	367,558
2013	367,558	3,774	—	—	371,332
2014	371,332	—	—	—	371,332

Accounts receivable reserve
2012	6,390,593	—	—	1,570,000	4,820,593
2013	4,820,593	500,000	—	189,000	5,131,593
2014	5,131,593	—	—	500,000	4,631,593

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 16, 2015	By:	/S/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ MARK D. GORDON	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
Mark D. Gordon

/S/ Philip S. Devine	Chief Financial Officer (Principal Financial Officer)	March 16, 2015
Philip S. Devine

/S/ John D. Longley	Chief Operating Officer	March 16, 2015
John D. Longley

/S/ JAY A. NUDI	Treasurer (Principal Accounting Officer)	March 16, 2015
Jay A. Nudi

/s/ Gregory P. Stemm	Chairman of the Board	March 16, 2015
Gregory P. Stemm

/S/ BRADFORD B. BAKER	Lead Director	March 16, 2015
Bradford B. Baker

/S/ DAVID J. SAUL	Director	March 16, 2015
David J. Saul

/S/ MAX H. COHEN	Director	March 16, 2015
Max H. Cohen

/S/ JON D. SAWYER	Director	March 16, 2015
Jon D. Sawyer

/s/ Mark B. Justh	Director	March 16, 2015
Mark B. Justh

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 13, 2006)

3.4	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated January 22, 2007)

3.5	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

4.1	Form of Warrant to Purchase Common Stock – Modification to Series G Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated April 20, 2011)

4.2	Reference is hereby made to Exhibit 10.19

10.2	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.3*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.4	Revolving Credit Loan and Security Agreement with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 8, 2008)

10.5	Revolving Credit Note with Fifth Third Bank dated February 7, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated February 8, 2008)

10.6	Loan Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.7	Commercial Promissory Note with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.8	Mortgage and Security Agreement with Fifth Third Bank dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2008)

10.9	First Amendment to Revolving Credit Loan and Security Agreement with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 26, 2010)

10.10	Renewal to Revolving Credit with Fifth Third Bank dated April 20, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 26, 2010)

10.11	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2010)

10.12	Second Amendment to Revolving Credit Loan and Security Agreement dated May 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.13	Amendment to Real Estate Loan Agreement dated May 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.14	Securities Purchase Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 9, 2011)

10.15	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed November 9, 2011)

10.16	Warrant to Purchase Common Stock dated November 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed November 9, 2011)

10.17	Registration Rights Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed November 9, 2011)

10.18	Third Amendment to the Loan and Security Agreement with Fifth Third Bank dated March 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2012)

10.19	Renewal, Advance and Consolidation Commercial Term Promissory Note dated March 30, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 5, 2012)

10.20	Amendment Agreement dated April 25, 2012, to the Securities Purchase Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated April 26, 2012)

10.21	Form of Additional Note dated April 25, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K dated April 26, 2012)

10.22	Additional Note dated May 10, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 10, 2012)

10.26	Fourth Amendment to the Loan and Security Agreement with Fifth Third Bank dated July 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 17, 2013)

10.27	Renewal Commercial Term Promissory Note dated July 11, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated July 17, 2013)

10.28	Renewal Commercial Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated July 17, 2013)

10.29	Second Amendment to Loan Agreement with Fifth Third Bank dated July 11, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated July 17, 2013)

10.30	Mortgage and Note Modification Agreement with Fifth Third Bank dated July 11, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated July 17, 2013)

10.31	Securities Purchase and Option Agreement dated July 12, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2013)

10.32	First Amendment to Unit Option Agreement dated December 30, 2013 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2013)

10.33	Third Amendment to Unit Option Agreement dated December 30, 2013 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2013)

10.34	Loan Agreement dated May 7, 2014, with Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2014)

10.35	Non-Revolving Line Of Credit Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2014)

10.36*	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (filed herewith electronically)

10.37**	Loan Agreement dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.38**	Promissory Note dated August 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.39*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

23.1	Consent of Ferlita, Walsh, Gonzalez & Rodriguez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	XBRL Interactive Data File

*	Management contract or compensatory plan.
**	Portions of these exhibits have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.