Form 10-Q
period 2015-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2015-05-11
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of May 5, 2015 was 89,614,902.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$704,452	$3,143,550
Restricted cash	378,358	520,728
Accounts receivable and other, net	6,377,893	6,476,049
Inventory	569,329	674,992
Other current assets	777,029	655,662

Total current assets	8,807,061	11,470,981

PROPERTY AND EQUIPMENT
Equipment and office fixtures	24,344,405	24,895,343
Building and land	3,759,778	3,758,688
Building and land held for sale	—	1,024,999
Accumulated depreciation	(22,113,922)	(22,443,492)

Total property and equipment	5,990,261	7,235,538

NON-CURRENT ASSETS
Inventory	5,080,643	5,110,967
Other non-current assets	1,198,684	1,272,053

Total non-current assets	6,279,327	6,383,020

Total assets	$21,076,649	$25,089,539

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,344,672	$5,070,973
Accrued expenses and other	2,445,577	2,387,962
Deferred income	67,241	—
Derivative liabilities	2,689,348	2,226,445
Mortgage and loans payable	10,751,372	9,356,724

Total current liabilities	22,298,210	19,042,104

LONG-TERM LIABILITIES
Mortgage and loans payable	11,563,086	11,808,157
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	16,206,836	16,451,907

Total liabilities	38,505,046	35,494,011

Commitments and contingencies (NOTE H)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 9,675,200 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 134,800 shares authorized; 32,400 issued and outstanding	3	3
Common stock - $.0001 par value; 150,000,000 shares authorized; 89,582,502 and 85,582,502 issued and outstanding	8,958	8,558
Additional paid-in capital	201,437,836	198,323,630
Accumulated deficit	(212,141,723)	(202,427,252)

Total stockholders’ equity/(deficit) before non-controlling interest	(10,694,926)	(4,095,061)
Non-controlling interest	(6,733,471)	(6,309,411)

Total stockholders’ equity/(deficit)	(17,428,397)	(10,404,472)

Total liabilities and stockholders’ equity/(deficit)	$21,076,649	$25,089,539

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUE
Recovered cargo sales and other	$94,440	$564,602
Exhibit	20,852	1,484

Total revenue	115,292	566,086

OPERATING EXPENSES
Cost of sales – cargo and other	212,876	119,605
Marketing, general and administrative	3,015,986	3,014,525
Operations and research	3,361,466	7,095,683
Common stock issued for subsidiary stock option settlement	2,520,000	—

Total operating expenses	9,110,328	10,229,813

INCOME (LOSS) FROM OPERATIONS	(8,995,036)	(9,663,727)
OTHER INCOME (EXPENSE)
Interest income	59	2,051
Interest expense	(662,282)	(527,620)
Change in derivative liabilities fair value	(462,903)	(182,713)
Other	(18,369)	9,697

Total other income (expense)	(1,143,495)	(698,585)

(LOSS) BEFORE INCOME TAXES	(10,138,531)	(10,362,312)
Income tax benefit (provision)	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(10,138,531)	(10,362,312)
Non-controlling interest	424,060	563,555

NET (LOSS)	$(9,714,471)	$(9,798,757)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(.11)	$(.12)

Weighted average number of common shares outstanding
Basic	86,515,835	83,937,883

Diluted	86,515,835	83,937,883

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(10,138,531)	$(10,362,312)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	404,455	629,563
Loss on sale of building and land	29,404	—
Loan fee amortization	—	15,046
Change in derivatives liabilities fair value	462,903	182,713
Note payable interest accretion	292,277	256,560
Inventory markdown	151,922	—
Common stock issued for subsidiary stock option settlement	2,520,000	—
Share-based compensation	594,606	742,775
(Increase) decrease in:
Accounts receivable	98,156	(5,478)
Inventory	135,988	(365,674)
Other assets	(199,919)	890,719
Increase (decrease) in:
Accounts payable	1,273,699	(385,567)
Accrued expenses and other	60,961	(2,106,604)

NET CASH (USED) BY OPERATING ACTIVITIES	(4,314,079)	(10,508,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	850,000	—
Purchase of property and equipment	(38,503)	(1,575,426)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	811,497	(1,575,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable	2,000,001	—
Restricted cash held as collateral on loans payable	142,370	10,324,527
Repayment of mortgage and loans payable	(1,078,887)	(13,795,378)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,063,484	(3,470,851)

NET (DECREASE) INCREASE IN CASH	(2,439,098)	(15,554,536)
CASH AT BEGINNING OF PERIOD	3,143,550	21,322,257

CASH AT END OF PERIOD	$704,452	$5,767,721

SUPPLEMENTARY INFORMATION:
Interest paid	$364,025	$329,205
Income taxes paid	$—	$15,000
NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$—	$113,126

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2015, and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition and Accounts Receivable

In accordance with Topic A.1. in SAB 13: Revenue Recognition, exhibit and expedition charter revenue is recognized ratably when realized and earned as time passes throughout the contract period as defined by the terms of the agreement. Expenses related to the exhibit and expedition charter revenue are recorded as incurred and presented under the caption “Operations and research” on our Consolidated Statements of Operations.

In 2014, we were contracted to recover gold and other cargo from the shipwreck SS Central America. Our agreement allows for the reimbursement of Priority Recoupment costs which are based on pre-defined and quantifiable contractual amounts. Priority Recoupment relates to recoupment of operating and recovery expenses associated with this project. Operating and recovery expenses consist of mobilization costs and vessel-related expenses such as ships’ crew, provisions, fuel and specialized off-shore equipment. These expenses are charged to the Consolidated Statements of Operations as incurred and the priority recoupment is recorded as a benefit (credit to expense) in the period we are assured of recoupment. These costs are recouped out of first cash proceeds from the monetization of recovered cargo items that are split 80% to us and 20% to the receiver. After the Priority Recoupment is paid in full, subsequent cash proceeds are split 45% to us and 55% to the receiver, at which point in time we will record these additional proceeds as revenue. Staff Accounting Bulletin 13 requires four criteria to be present before recognizing revenue. These criteria are: collection is probable, delivery of goods or services are complete, persuasive evidence of an arrangement exists and the price or amount can be determined. Priority cost recoupment is not revenue but the same criteria are applied when determining to recognize or not. We have recovered a significant amount of gold and other valuable cargo, and based on an independent expert review of the recovered cargo, our Priority Recoupment to date as of December 31, 2014 is reasonably assured of being collected when the gold and other valuable cargo is monetized. To the extent the appraised value exceeds our priority recoupment and we are able to accurately measure or quantify a dollar amount for our 45% interest in these additional cash proceeds, we will record revenue at that time. The value of future monetization is based on what the market will bear, which is undeterminable at this time and, therefore, there will be no revenue recognition related to our 45% portion of proceeds in excess of the Priority Recoupment until monetization occurs. See NOTE D regarding the SS Central America.

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

Inventory

Our inventory principally consists of cargo recovered from the SS Republic shipwreck, other purchased artifacts, general branded merchandise and related packaging material. Inventoried costs of recovered cargo include the costs of recovery, conservation and administrative costs to obtain legal title to the cargo. Administrative costs are generally legal fees or insurance settlements required in order to obtain clear title. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the cargo and the artifacts. We continually monitor the recorded aggregate costs of the recovered cargo in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company has income, the Company will calculate basic earnings per share using the two-class method, if required, pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of the Senior Convertible Note disclosed in Note I because the note qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holder of the Convertible Notes do not participate in losses.

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

At March 31, 2015 and 2014, weighted average common shares outstanding year-to-date were 85,515,835 and 83,937,883, respectively. For the periods ended March 31, 2015 and 2014, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2015	March 31, 2014
Average market price during the period	$0.79	$2.10
In the money potential common shares from options excluded	—	10,057
In the money potential common shares from warrants excluded	—	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
	March 31, 2015	March 31, 2014
Out of the money options and warrants excluded:
Stock options with an exercise price of $1.04 per share	1,652,000	—
Stock options with an exercise price of $1.07 per share	50,000	—
Stock options with an exercise price of $1.74 per share	51,750	—
Stock options with an exercise price of $2.20 per share	969,610	—
Stock options with an exercise price of $2.73 per share	644,469	651,969
Stock options with an exercise price of $2.74 per share	633,835	633,835
Stock options with an exercise price of $2.89 per share	983,822	993,822
Stock options with an exercise price of $3.25 per share	100,000	100,000
Stock options with an exercise price of $3.40 per share	100,000	100,000
Stock options with an exercise price of $3.43 per share	40,000	40,000
Stock options with an exercise price of $3.50 per share	100,000	100,000
Stock options with an exercise price of $3.90 per share	20,000	20,000
Stock options with an exercise price of $4.00 per share	—	52,500
Stock options with an exercise price of $7.00 per share	—	525,000
Warrants with an exercise price of $3.60 per share	1,562,500	1,562,500

Total anti-dilutive warrants and options excluded from EPS	6,907,986	4,779,626

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Potential common shares from Convertible Preferred Stock excluded from EPS	32,400	32,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2015	March 31, 2014
Potential common shares from unvested restricted stock awards excluded from EPS	1,776,210	654,342

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$(9,714,471)	$(9,798,757)

Numerator, basic and diluted net income (loss) available to stockholders	$(9,714,471)	$(9,798,757)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	86,515,835	83,937,883

Common shares outstanding for basic	86,515,835	83,937,883

Shares used in computation – diluted:
Common shares outstanding for basic	86,515,835	83,937,883

Shares used in computing diluted net income per share	86,515,835	83,937,883

Net (loss) per share – basic	$(0.11)	$(0.12)
Net (loss) per share – diluted	$(0.11)	$(0.12)

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

Fair Value of Financial Instruments

Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and mortgage and loans payable. We carry cash and cash equivalents, accounts payable and accrued liabilities, and mortgage and loans payable at the approximate fair market value, and, accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. We carry derivative financial instruments at fair value as is required under current accounting standards. Redeemable preferred stock has been carried at historical cost and accreted carrying values to estimated redemption values over the term of the financial instrument.

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

NOTE C – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an interest-bearing account from which principal and interest payments are made. This mortgage loan has since been extended to July 2016. As extended, the new loan calls for a restricted cash balance of $400,000 to be funded annually for principal and interest payments (see NOTE I). The balance in the restricted cash account is held as additional collateral by the Bank and is not available for operations. The balance in this account at March 31, 2015, was $186,142.

During May 2014, we entered into a $10.0 million project loan facility with the Bank (see NOTE I). Per the agreement, we deposited, from the loan proceeds, $500,000 into a restricted bank account to cover principal and interest payments. This account balance is also pledged as additional security for the loan. There is no requirement to fund this account in the future. The balance in this account at March 31, 2015, was $192,216.

NOTE D – ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following:

	March 31, 2015	December 31, 2014
Trade	$10,956,113	$11,053,118
Other	53,373	54,524
Reserve allowance	(4,631,593)	(4,631,593)

Accounts receivable, net	$6,377,893	$6,476,049

The trade receivable balance at March 31, 2015 and December 31, 2014 consists primarily of (i) a trade receivable from Neptune Minerals, Inc. for which a reserve allowance for the full amount, $4,631,593, has been made, and (ii) a trade receivable on our right to a priority cost recoupment on the SS Central America shipwreck project. We recorded a priority recoupment of costs in the amount $6,290,465 as a reduction to our Operations and research costs for the year ended December 31, 2014. These amounts are based on set and determinable contractual amounts for the recovery of the SS Central America shipwreck. These determinable amounts define the day rate and fixed obligation due to us for our services rendered as it relates to Priority Recoupment. We are awaiting court approval in 2015 so we may assist in monetizing these assets permitting us to collect this receivable. See revenue recognition and accounts receivable in NOTE B.

NOTE E – INVENTORY

Our inventory consisted of the following:

	March 31, 2015	December 31, 2014
Recovered cargo	$5,553,773	$5,681,264
Packaging	64,681	70,560
Merchandise	402,850	405,467
Merchandise reserve	(371,332)	(371,332)

Total inventory	$5,649,972	$5,785,959

Of these amounts, $5,080,643 and $5,110,967 are classified as non-current as of March 31, 2015 and December 31, 2014, respectively. Based on the fair market value of silver at March 31, 2015 and our inventory valuation policy, we recorded a charge to “Cost of goods sold” for the mark down of our silver Gairsoppa bars of $151,922 to fairly represent the net realizable value.

On shipwreck recovery projects where we do not own the recovered cargo, such as the Gairsoppa and the SS Central America projects, we do not carry any of the recovered but non-monetized cargo as inventory unless we receive cargo as payment for services, as part of our share of proceeds, or if we purchase some of the cargo for re-sale.

NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc.

We currently own 6,190,201 shares of non-voting stock in Neptune Minerals, Inc. (“NMI”). These non-voting shares are comprised of 6,184,976 of Class B Common non-voting shares and 5,225 Series A Preferred non-voting shares. This represents approximately a 28% ownership interest in NMI. During 2011, NMI acquired Dorado Ocean Resources, Ltd. (“DOR”) through a share exchange with DOR’s shareholders. At that time, we had an approximate 41% ownership position in DOR. Since then we obtained additional shares in NMI from the conversion of convertible instruments or from marine services contracts from which we were compensated with NMI stock.

At March 31, 2015, our estimated share of unrecognized DOR (NMI) losses are $20.7 million. We have not recognized the accumulated $20.7 million in our income statement because these losses exceed our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. Based on the NMI and DOR transactions described above, we believe it is appropriate to allocate this loss carryforward of $20.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2014. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during July 2013, we, along with a second creditor, loaned funds to NMI of which our share was $500,000, and this indebtedness was evidenced by a convertible note. This funding was not for the purpose of funding NMI’s prior losses but for current requirements. Per ASC 323-10-35-29: Additional Investment After Suspension of Loss Recognition, we concluded this loan did not increase our ownership nor was it to be considered in-substance stock. Based on the financial position of NMI at December 31, 2013, we reserved for this note in its entirety. This note carried an interest rate of 6% per annum and matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. In April 2014, the note was converted into 5,225 shares of Series A Preferred non-voting stock. These shares are convertible into 522,500 shares of Class A voting shares and require no further exchange of consideration for conversion. As a result of this conversion of the loan into equity, we recognized $522,500 of additional investment in NMI and appropriately wrote it down to the loss in unconsolidated entity in 2014.

Although we are a shareholder of NMI, we have no representation in the board of directors or management of NMI and hold no Class A voting shares. We are not involved in the management of NMI. At March 31, 2015, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent less than a 10% equity stake in CRP. With CRP being a thinly traded stock on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. At March 31, 2015, the net carrying value of our investment in CRP was zero in our consolidated financial statements.

NOTE G – INCOME TAXES

During the three-month period ended March 31, 2015, we generated approximately $9.3 million of federal net operating loss (“NOL”) carryforwards and $0.9 million of foreign NOL carryforwards. As of March 31, 2015, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $138.4 million and net operating loss carryforwards for foreign income tax purposes of approximately $14.2 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2035.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at March 31, 2015. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of March 31, 2015. There was no U.S. income tax expense for the three months ended March 31, 2015 due to the generation of net operating losses.

The increase in the valuation allowance as of March 31, 2015 is due to the generation of approximately $10.2 million in net operating loss carryforwards year-to-date.

The change in the valuation allowance is as follows:

March 31, 2015	$63,625,186
December 31, 2014	60,312,726

Change in valuation allowance	$3,312,460

Our estimated annual effective tax rate as of March 31, 2015 is 34.84% while our first quarter effective tax rate is 0.0% because of the full valuation allowance.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our capacity to generate net income or positive cash flows for the remainder of 2015 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities and recovered cargo, generating income from shipwreck or mineral exploration charters, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope financing transaction. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2015. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short-sellers seeking to distort the truth and thereby profit from the decline of our company’s share price (“short and distort”). These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, as well as direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on our share price, on our various business deals, and on our ability to secure certain financing alternatives. We received a letter from NASDAQ on March 9, 2015 stating that the Company’s closing bid price on the NASDAQ Capital Market had not maintained a minimum bid price of $1.00 for 30 consecutive business days and that the Company now has 180 calendar days to cure the situation. The Company may be eligible for more than 180 days to cure the situation, but if the situation is not cured then the Company’s shares could be de-listed from the exchange. Our 2015 business plan requires us to generate new cash inflows during 2015 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC, an affiliate of MINOSA (“Penelope”), pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The debt and the equity financings are subject to the satisfaction of certain conditions, including the approval of our stockholders, and MINOSA and Penelope are currently under no obligation to provide the additional loan amounts, make the Preferred share equity investments, or exercise their call option on our Oceanica shares. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2014—Financings.) If our stockholders do not approve the transaction, we will likely have to seek debt or equity financing from other sources to allow us to continue as a going concern. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at March 31, 2015 was $0.7 million which is insufficient to support operations through the end of 2015. We have a working capital deficit at March 31, 2015 of $13.5 million. We have a bank loan of $7.7 million that matures in 2015. Even though our total assets on our consolidated balance sheet are $21.1 million, the majority of these assets are secured as collateral against our loans and the related fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement, we must obtain stockholder approval and Penelope must purchase the shares for us to be able to complete the equity component of the transaction. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Term loan	$3,500,000	$4,000,000
Project term loans	15,789,600	15,502,422
Promissory note	1,937,858	—
Mortgages payable	1,087,000	1,662,459

	$22,314,458	$21,164,881

Term Loan

Our current term loan with Fifth Third Bank, which is a result of amending its predecessor during July 2013, has a maturity date in July 2016. This facility bears floating interest at the one-month LIBOR rate as reported in the Wall Street Journal plus 500 basis points. Beginning January 2014, we were required to make semi-annual payments of $500,000. Any prepayments made in full or in part were without premium or penalty. No restricted cash payments are required to be kept on deposit. This facility has substantially the same terms as its predecessors as disclosed in our previous Securities and Exchange Commission’s filings.

This term loan is secured by approximately 24,600 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The carrying value of the borrowing base is not to exceed forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval. We were in compliance with all covenants at March 31, 2015. At March 31, 2015, the outstanding loan balance for this term loan is $3,500,000.

Project Term Loans

Loan one

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million, the first $5.0 million of which (the “First Tranche”) was advanced upon execution of the Loan Agreement. Subject to the satisfaction of conditions set forth in the Loan Agreement, we have the right to borrow up to an additional $5.0 million in two separate advances of $2.5 million each, which we refer to as the “Second Tranche” and the “Third Tranche.” Each of the three advances is evidenced by separate promissory notes (the “Notes”). The Second Tranche was advanced on October 1, 2014, and the Third Tranche was advanced on December 1, 2014. The outstanding balance of these Notes at March 31, 2015 was $10.0 million.

The indebtedness evidenced by the Notes bears interest at 8.0% percent per year until the first anniversary of the note and 11% per annum from the first anniversary through the maturity date. Principal is payable at the maturity date while interest is payable monthly. As consideration for the Notes, the Company (i) entered into a multi-year exclusive agreement in which the we granted Monaco an exclusive right to market valuable trade cargo through a marketing joint venture, (ii) assigned to Monaco 100,000 shares of Oceanica Resources S. de. R.L (“Oceanica”) and (iii) granted Monaco a Share Purchase Option whereby the investor may purchase shares of Oceanica at a purchase price which is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1,000,000 or more in the aggregate. The Share Purchase Option may be exercised (i) by conversion of the outstanding principal, (ii) in cash for up to 50% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the investor, or (iii) in cash for up to 100% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the Company. Although the conversion price of the Share Purchase Option is variable, the amount of shares issuable under the arrangement is 10,000,000. For collateral, we granted the lender a security interest in the proceeds from the sale of valuable trade cargo whenever held, in excess of the proceeds previously pledged under other arrangements, a certain quantity of our Oceanica shares based on the loan balance and certain marine equipment and technology as evidenced by equity in two of our wholly owned subsidiaries.

Accounting considerations

We have accounted for the First Tranche as a financing transaction, wherein the net proceeds that we received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the First Tranche for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”).

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

No value was assigned to the multi-year exclusive marketing agreement (entered into with Monaco at the same time as the Loan Agreement) because the value attributable to the multi-year exclusive marketing agreement is compensatory in nature. The value of the compensation will be determined when i) the valuable trade cargo is recovered, and ii) the marketing and sales activities are successful. Accordingly, the compensation related to the 5% fee will be a period expense in the period incurred, or when a sale takes place. The assignment to Monaco of 100,000 shares of Oceanica was valued at $250,000 and was included as part of the allocation of proceeds. The financing basis allocated to the Notes is subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the year ended March 31, 2015 amounted to $287,179. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income.

Loan two

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the subsequent 12 months. The advances are at pre-defined amounts or percentages of the value of a project’s recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one-month LIBOR rate plus 500 basis points. An origination fee of $50,000 was paid at closing. This facility matures in May 2015. A restricted cash deposit of $500,000 was required to cover interest payments when the term loan was funded, or portion thereof. We are required to comply with a number of customary affirmative and negative covenants of which we were in compliance at March 31, 2015. The proceeds are to be used to fund various project recovery costs. At March 31, 2015, the outstanding loan balance on this credit facility was $7,684,514.

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

Promissory Note

On March 11, 2015, in connection with a Stock Purchase Agreement (See NOTE J), Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million, subject to the terms set forth in the Purchase Agreement, according to the following schedule:

Dates	Loan Amount
March 11, 2015 (Received March 2015)	$2,000,000
March 31, 2015 (Received April 2015)	6,000,000
April 30, 2015 (Received April 2015)	3,000,000
May 31, 2015	2,000,000
June 30, 2015	1,750,000

$14,750,000

The outstanding indebtedness bears interest at 8.0% percent per annum. Principal and interest is payable on (i) September 30, 2015 or (ii) if and only if the Stock Purchase Agreement has been terminated by MINOSA under specific circumstances, March 30, 2016 (the “Maturity Date”). In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). As disclosed in the Current Report and on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015, the Call Option was amended on April 10, 2015 whereby in specified circumstances, the expiration date of the Option Agreement will be extended to a two-year period and the Option Consideration will be reduced to $20.0 million. Management believes that the likelihood of the specified circumstances occurring is remote. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. MINOSA’s obligation to make additional loan amounts is subject to the satisfaction or waiver of specific conditions. The outstanding balance of this debt at March 31, 2015 was $2.0 million.

Accounting considerations

We have accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued. The Second Tranche of $6.0 million was received in April 2015 and is not reflected in our March 31, 2015 financial statements. Prior to making the accounting allocation, we evaluated for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”), ASC 815 Derivatives and Hedging (“ASC 815”) and ASC 320 Property, Plant and Equipment (“ASC 320”).

The debt agreement did not contain any embedded terms or features that have characteristics of derivatives. The Oceanica Call Option is considered a freestanding financial instrument because it is both (i) legally detachable and (ii) separately exercisable. The Oceanica Call Option did not fall under the guidance of ASC 480. Additionally it did not meet the definition of a derivative under ASC 815 because the option has a fixed value of $40 million and does not contain an underlying variable which is indicative of a derivative. This instrument is considered an option contract for a sale of an asset. The guidance applied in this case is ASC 360.20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses.

Based on the previous conclusions, we allocated the cash proceeds first to the debt at its present value using a market rate of 15%, which is management’s estimate of a market rate loan for the Company, with the residual allocated to the Oceanica Call Option, as follows:

Tranche 1
Promissory Note	$1,932,759
Deferred Income (Oceanica Call Option)	67,241

Proceeds	$2,000,000

The option amount of $67,241 represents a debt discount. This discount will be accreted up to face value using the effective interest method. Amortization for the three months ended March 31, 2015 amounted to $5,098. Accrued interest recorded on the note for the three months ended March 31, 2015 amounted to $9,205.

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

During July 2013, when the above noted mortgage matured, we extended it under substantially the same terms that previously existed. The new maturity date is July 2016. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest are required. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of March 31, 2015, the loan balance outstanding was $1,087,000.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation had a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments were payable monthly. Interest was at a fixed annual rate of 6.45%. This debt was secured by the related mortgaged real property. This property was sold in sold in March 2015 and all related mortgages have been paid in full. As of March 31, 2015, the loan balance outstanding was $0.

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

The holder of the Initial Note elected to apply some of the payments due on the principal balance of the Initial Note to the Additional Note described below. During the year ended December 31, 2013, we issued 3,282,934 shares of common stock as payment of $8,608,694 in outstanding principal. During 2014, the remaining principal balance of $1,391,306 was paid in full in cash.

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

On January 2, 2013, we entered into an agreement to amend the terms of the Additional Note. The installment payments due December 1, 2012, January 1, 2013 and February 1, 2013 were deferred until March 1, 2013 and the conversion price on the Additional Note was decreased from $3.74 to $3.17. We evaluated the amendment’s impact on the accounting for the Additional Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10% and the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was less than 10% of the carrying value of the Additional Note immediately prior to the modification. Since the amendment did not result in a substantial modification, extinguishment accounting was not applicable. During 2014, $1,739,130 of the principal balance was paid in cash and the remaining principal balance of $2,347,826 was converted into common stock.

Accounting considerations

We have accounted for the issuance of the Initial Note, the Additional Note and the Warrant as a financing transaction, wherein the net proceeds that we received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the Initial Note, Additional Note and the Warrant for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”).

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the three months ended March 31, 2015 and 2014 amounted to $0 and $271,606, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See NOTE L for information about our derivatives. As of March 31, 2015 these notes are no longer outstanding.

NOTE J – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

In March 2015, we issued 4.0 million shares of our common stock to Mako Resources, LLC, an Oceanica shareholder, valued in total at $2,520,000 based on our closing stock price on March 11, 2015. These shares were issued as consideration for termination of Mako’s option to acquire up to 6.0 million of our shares owned in Oceanica. See Preferred Stock below and NOTE I.

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

Preferred Stock

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the “Guarantor” or the “Lender”). The Purchase Agreement provides for the Company to issue and sell to the Investor, after receiving stockholder approval, shares of the Company’s preferred stock in the amounts and at the prices set forth in the following table:

Convertible Preferred Stock	Shares	Price Per Share	Total Investment
Series AA-1	101,124,042	$1.00	$101,124,042
Series AA-2	86,677,740	$0.50	43,338,870

	187,801,782		$144,462,912

The Investor’s option to purchase the Series AA-2 shares is subject to the closing price of the Common Stock on the NASDAQ having been greater than or equal to $1.26 per share for a period of twenty (20) consecutive Business Days on which the NASDAQ is open.

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor is subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders, the receipt of regulatory approval, performance by the Company of its obligations under the Stock Purchase Agreement, the listing of the underlying common stock on the NASDAQ Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a 1-for-6 reverse stock split, (b) adjust the Company’s authorized capitalization, and (c) establish a classified board of directors (collectively, the “Amendments”).

Series AA Convertible Preferred Stock Designation

The Purchase Agreement provides for the issuance of up to 101,124,042 shares of Series AA-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series AA-1 Preferred”) and 86,677,740 shares of Series AA-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series AA-2 Preferred”), subject to stockholder approval and satisfaction of other conditions. Significant terms and conditions of the Series AA Preferred are as follows:

Dividends. If and when the Company declares a dividend and any other distribution (including, without limitation, in cash, in capital stock (which shall include, without limitation, any options, warrants or other rights to acquire capital stock) of the Company, then the holders of each share of Series AA Preferred Stock are entitled to receive, a dividend or distribution in an amount equal to the amount of dividend or distribution received by the holders of common stock for which such share of Series AA Preferred Stock is convertible.

Liquidation Preference. The Liquidation Preference on each share of Series AA Preferred Stock is its Stated Value plus accretion at the rate of 8% per annum compounded on each December 31 from the date of issue of such share until the date such share is converted. For any accretion period which is less than a full year, the Liquidation Preference shall accrete in an amount to be computed on the basis of a 360-day year of twelve 30-day months and the actual number of days elapsed.

Voting Rights. The holders of Series AA Preferred will be entitled to one vote for each share of common stock into which the Series AA Preferred is convertible and will be entitled to notice of meetings of stockholders.

Conversion Rights. At any time after the Preferred Shares have been issued, any holder of shares of Series AA Preferred may convert any or all of the shares of preferred stock into one fully paid and non-assessable share of Common Stock.

Adjustments to Conversion Rights. If Odyssey pays a dividend or makes a distribution on its common stock in shares of common stock, subdivides its outstanding common stock into a greater number of shares, or combines its outstanding common stock into a smaller number of shares, or if there is a reorganization, or a merger or consolidation of Odyssey with or into any other entity which results in a conversion, exchange, or cancellation of the common stock, or a sale of all or substantially all of Odyssey’s assets, then the conversion rights described above will be adjusted appropriately so that each holder of Series AA Preferred will receive the securities or other consideration the holder would have received if the holder’s Series AA Preferred had been converted before the happening of the event. The conversion price in effect from time to time is also subject to downward adjustment if we issue or sell shares of common stock for a purchase price less than the conversion price or if we issue or sell shares convertible into or exercisable for shares of common stock with a conversion price or exercise price less than the conversion price for the Series AA Preferred.

Accounting considerations

As stated above the issuance of the Series AA Convertible Preferred Stock is based on certain contingencies. No accounting treatment determination is required until these contingencies are met and the Series AA Convertible Preferred Stock has been issued. However, we have analyzed the instrument to determine the proper accounting treatment that will be necessary once the instruments have been issued.

ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. We concluded that the Series AA Preferred was not within the scope of ASC 480 because none of the three conditions for liability classification was present.

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. However, in order to perform this analysis we were first required to evaluate the economic risks and characteristics of the Series AA Convertible Preferred Stock in its entirety as being either akin to equity or akin to debt. Our evaluation concluded that the Series AA Convertible Preferred Stock was more akin to an equity-like contract largely due to the fact that most of its features were participatory in nature. As a result we concluded that the embedded conversion feature is clearly and closely related to the host equity contract and will not require bifurcation and liability classification.

The option to purchase the Series AA-2 Convertible Preferred Stock was analyzed as a freestanding financial instruments and has terms and features of derivative financial instruments. However, in analyzing this instrument under applicable guidance it was determined that it is both (i) indexed to the Company’s stock and (ii) meet the conditions for equity classification.

Warrants

Warrants to purchase 1,562,500 shares of common stock were attached to our formerly outstanding Senior Convertible debt discussed further in NOTES I and L. The exercise price on these warrants is $3.60, and they expire on November 9, 2016. See NOTE L for further information on these warrants.

Stock-Based Compensation

We have one stock incentive plan, the 2005 Stock Incentive Plan, that has been approved by our stockholders. The 2005 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. We initially reserved 2,500,000 of our authorized but unissued shares of common stock for issuance under the Plan, and, at the time the Plan was adopted, not more than 500,000 of these shares could be used for restricted stock awards and restricted stock units. On January 16, 2008, the Board of Directors approved amendments to the Plan to add 2,500,000 shares of common stock to the Plan, to allow any number of shares to be used for restricted stock awards, to clarify certain other provisions in the Plan and to submit the amended Plan for stockholder approval. The amended Plan was approved at the annual meeting of stockholders on May 7, 2008. On June 3, 2010, our stockholders’ approved an amendment to the 2005 Stock Incentive Plan which resulted in the addition of 3,000,000 shares of common stock to the Plan. Any incentive option and non-qualified option granted under the Plan must provide for an exercise price of not less than the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an officer, director or eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. This plan will expire in August 2015.

On January 2, 2015 our Board of Directors (the “Board”) adopted the 2015 Stock Incentive Plan (the “Plan”), subject to stockholder approval. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The Plan will be submitted to our stockholders for approval at the 2015 annual meeting of stockholders. The Board adopted the Plan because the 2005 Stock Incentive Plan will expire in 2015. On January 2, 2015, the Board granted, subject to stockholder approval of the Plan, 1,652,000 stock options and 951,381 restricted stock units to officers, directors, and other eligible recipients.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2015 and 2014 was $594,606 and $492,775.

The weighted average estimated fair value of stock options granted during the three-month periods ended March 31, 2015 and 2014 was $0.71 and $1.28, respectively. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	March 31, 2015	March 31, 2014
Risk-free interest rate	1.78 - 2.00%	2.11 - 2.66%
Expected volatility of common stock	64.47 - 65.95%	63.54 - 65.03%
Dividend yield	0%	0%
Expected life of options	6.1 - 8.2 years	6.1 - 8.2 years

NOTE K – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At March 31, 2015, our uninsured cash balance was approximately $859,000.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately, on average, $852 per month until maturity in July 2016. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately, on average, $2,436 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,510. See NOTE I. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of March 31, 2015 and December 31, 2014 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	March 31, 2015	December 31, 2014
Derivative liabilities:
Embedded derivatives derived from:
2014 Convertible Promissory Notes	$2,594,444	$2,115,318

	2,594,444	2,115,318
Warrant derivatives
Senior Convertible Notes	94,904	111,127

Warrant derivatives	94,904	111,127

Total derivative liabilities	$2,689,348	$2,226,445

	March 31, 2015	December 31, 2014
Common shares linked to derivative liabilities:
Embedded derivatives:
2014 Convertible Promissory Notes*	3,174,604	3,174,604

	3,174,604	3,174,604

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500
Series G Convertible Preferred Stock	—	—

	1,562,500	1,562,500

Total common shares linked to derivative liabilities	4,737,104	4,737,104

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Three-months ended March 31,
	2015	2014
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$—	$47,243
2014 Convertible Promissory Notes	(479,126)	—
Warrant derivatives	16,223	(229,956)

Total derivative income (expense)	$(462,903)	$(182,713)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of March 31, 2015 and the inception dates (Tranche 1 – August 14, 2014, Tranche 2 – October 1, 2014, Tranche 3 – December 1, 2014):

Tranche 1 – August 14, 2014:	March 31, 2015	August 14, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.38 Years	2.00 Years
Implied expected term to maturity	1.27 Years	1.85 Years
Market volatility:
Range of volatilities	75.4% - 115.9%	37.0% - 62.2%
Equivalent volatilities	91.53%	51.2%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	10.00%	9.50%
Range of credit risk adjusted yields	4.69% - 5.18%	3.94% - 4.45%
Equivalent credit risk adjusted yield	4.81%	4.15%

Tranche 2 – October 1, 2014:	March 31, 2015	October 1, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.51 Years	2.00 Years
Implied expected term to maturity	1.38 Years	1.79 Years
Market volatility:
Range of volatilities	75.2% - 114.1%	58.6% - 75.3%
Equivalent volatilities	89.7%	68.00%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	9.75%	9.25%
Range of credit risk adjusted yields	4.69% - 5.18%	3.97% - 4.61%
Equivalent credit risk adjusted yield	4.85%	4.24%

Tranche 3 – December 1, 2014:	March 31, 2015	December 1, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.67 Years	2.00 Years
Implied expected term to maturity	1.53 Years	1.76 Years
Market volatility:
Range of volatilities	74.4% - 115.1%	61.8% - 79.8%
Equivalent volatilities	89.3%	72.2%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	9.50%	9.25%
Range of credit risk adjusted yields	4.69% - 5.18%	4.29% - 4.84%
Equivalent credit risk adjusted yield	4.85%	4.52%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore its shares do not trade on a public exchange. As a result, the underlying value must be based on private sales of the subsidiary’s shares because that is the best indicator of the value of the shares. There has been a sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly the underlying price used in the MCS calculations for the inception dates and quarter ended March 31, 2015 was $2.50.

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the three-months ended March 31, 2015 and 2014.

	For the three-months ended March 31,
	2015	2014
Balances at January 1	$—	$47,243
Issuances	—	—
Expirations from redemptions of host contracts reflected in income	—	(47,243)
Changes in fair value inputs and assumptions reflected in income	—	—

Balances at March 31	$—	$—

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the three-months ended March 31, 2015.

March 31, 2015
Balances at January 1	$2,115,318
Issuances	—
Changes in fair value inputs and assumptions reflected in income	479,126

Balances at March 31	$2,594,444

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

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of March 31, 2015. Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 525,000 shares of common stock as of March 31, 2014:

March 31, 2014
Linked common shares	525,000
Quoted market price on valuation date	$2.29
Contractual exercise rate	$2.3793
Term (years)	0.04
Range of market volatilities	15.2% - 29.2%
Risk free rates using zero coupon US Treasury Security rates	0.05%

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 1,562,500 shares of common stock as of March 31, 2015, March 31, 2014 and December 31, 2014:

	March, 31		December 31, 2014
	2015	2014
Linked common shares	1,562,500	1,562,500	1,562,500
Quoted market price on valuation date	$0.70	$2.29	$0.93
Contractual exercise rate	$3.60	$3.60	$3.60
Term (years)	2.11	3.11	2.40
Range of market volatilities	69.7% - 109.1%	47.9% - 66.1%	59.9% - 73.9%
Risk free rates using zero coupon US Treasury Security rates	0.03% - 0.56%	0.05% - 0.90%	0.04% - 0.67%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	—	—

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the years ended March 31, 2015 and 2014.

	Three-months ended March 31,
	2015	2014
Balances at January 1	$111,127	$840,000
Changes in fair value inputs and assumptions reflected in income	(16,223)	18,906

Balances at March 31	$94,904	$858,906

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE M – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250
Oceanica call option	67,241	—

Total deferred income and participating revenue rights	$4,710,991	$4,643,750

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

Oceanica Call Option

On March 11, 2015, we agreed to issue and sell up to $14.75 million in Promissory Notes (See NOTE I) to Minera del Norte, S.A. de C.V. (“MINOSA”) In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). The guidance applied in this case is ASC 360.20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses. The option deposit account in this case is deferred income.

NOTE N – SUBSEQUENT EVENT

On May 7, 2015, we amended the $10.0 million credit facility with Fifth Third Bank that we entered into in May 2014. The loan balance of the credit facility was $7.7 million on May 7, 2015. Pursuant to the amendment, (i) the maturity date of the loan was extended to December 11, 2015, (ii) on or before August 31, 2015, we are required to make a loan principal payment of not less than $1.4 million, (iii) additional principal payments may be requested by the Bank prior to the maturity date if we receive cash in excess of $1.0 million that is not related to our normal course of business operations, is not related to new funding of a specific project, or is not an amount scheduled to be received in 2015 pursuant to the Stock Purchase Agreement that we entered into in March 2015, (iv) immediate payment of the current interest due on the loan of $30,000 and bank loan amendment fees of $20,000, (v) Bank consent is required for any new loans or financing other that those included in the Purchase Agreement, and (vi) the full loan balance is immediately due to the Bank on June 9, 2015 if our stockholders do not approve the Purchase Agreement at our Annual Stockholders Meeting on June 9, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial condition and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2014.

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 regarding the Company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the Company’s expectations, but the expectations concerning its future operations, earnings and prospects may change. The Company’s expectations involve risks and uncertainties and are based on many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the Company’s expectations and the forward-looking statements will be correct. Please refer to the Company’s most recent Annual Report on Form 10-K for a description of risk factors that could cause actual results to differ from the expectations stated in this discussion. Odyssey disclaims any obligation to update any of these forward-looking statements except as required by law.

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2014. Only projects with material status updates since those reports were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

During the first quarter of 2015, our owned vessel, the Odyssey Explorer was in port undergoing necessary repairs, annual drydock, routine inspections and surveys and mobilization work for upcoming projects.

As we await necessary permissions to commence archaeological recovery operations on the HMS Victory project, our team aboard the Odyssey Explorer is engaged in reconnaissance operations on one or more 20th century bullion wrecks nearby. During this time we will also be finalizing system testing of our new state-of-the-art deep tow search system.

SS Central America Project

In March 2014, we were awarded an exclusive contract to conduct an archaeological excavation of and recover the remaining valuable cargo from the SS Central America shipwreck located approximately 160 miles off the coast of South Carolina. The ship, which was immortalized in the best-selling book, ‘Ship of Gold in the Deep Blue Sea,’ sank in 1857 with one of the largest documented cargoes of gold ever lost at sea.

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

No revenues from this project have been recognized to date because the recovered items have not been monetized, and thus the realized value cannot be fully measured at this time. However, we recognized the Priority Recoupment as a benefit (credit to expense) in the second and third quarters of 2014 because the potential monetization value of the already-recovered cargo is well in excess of the project costs. The Priority Recoupment in the second and third quarter of 2014 was $3.5 million and $2.8 million, respectively. Tens of millions of dollars’ worth of valuable cargo was recovered from the shipwreck in 2014, but the exact value will only be determined by a monetization event. Odyssey has a right to a share of the proceeds from this monetization but is not the owner of the recovered cargo and, that being the case, none of the recovered cargo is carried as inventory on the balance sheet of Odyssey. The first proceeds received by Odyssey from the monetization of the recovered cargo will be used to satisfy any outstanding principal and interest due on the Fifth Third Bank credit facility of May 7, 2014 (See Note I).

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

Between February and August 2012, Odyssey conducted, on behalf of the MHF, a comprehensive non-disturbance survey that completed the non-disturbance sections of the project design. The wide ranging initiatives included side-scan and multibeam sonar survey, production of two photomosaics, the recording of all surface features, remote geophysical sensing for ferrous (FADE), non-ferrous (TSS) and other sub-bottom imaging anomalies (SBI), and an environmental and marine biological site assessment contracted to the University of St. Andrews, Scotland. Three sacrificial frames containing metal and wood samples were buried offsite as part of an environmental studies program. Five papers detailing this non-disturbance work have been published, including ‘HMS Victory (Site 25C). Preliminary Results of the Non-Disturbance Shipwreck Survey, 2012.’ These scientific papers, as well as eight others related to Victory, are available at www.victory1744.org, a website dedicated to Victory that includes a unique virtual dive trail.

A detailed project design for the archaeological excavation of the site, including a complete plan for recording, documentation, conservation, publication and public education was submitted to the UK Ministry of Defence’s Advisory Group. On October 24, 2014, the UK Ministry of Defence (MOD) announced its consent to proceed with the archaeological investigation and recovery of at-risk artifacts from the HMS Victory (1744) wreck site in accordance with the Project Design that has been approved. In March 2015, the MOD withdrew this permission to address the issues raised in an application for Judicial Review of the original consent. The MHF has informed us they expect the MOD to issue a new consent taking into account the issues raised in the Judicial Review application. An application to the UK Marine Management Organisation (“MMO”) was submitted in December 2014 seeking a permit for regulated activities related to the Victory project. Approvals necessary to proceed are expected in the coming months.

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

Odyssey has conducted tests on our modified 6,000 meter inspection class ROV, a new 3,000 meter depth capable 7160 hull mounted multi-beam, and a 12 kHz 6,000 meter echo-sounder that can be utilized on these commodity projects. In addition, an advanced custom 6,000 meter depth capability search system that utilizes dual 7125 multi-beam systems was delivered in the second quarter of 2014 for use on commodity shipwreck search and inspection projects. In September and October 2014, we fully integrated this new system aboard the Odyssey Explorer and conducted extensive at-sea tests of this new technology. As a result of these system tests several feature enhancements were identified. Manufacture modifications have since been integrated and additional at-sea system testing is being conducted in the second quarter of 2015 in anticipation of deployment of this system on project work in the near future. The capabilities of this new system provide us with an effective deep ocean search system that significantly extends our ability to detect and assess both shipwreck and mineralized deposits down to the depth of 6,000 meters.

We are currently conducting reconnaissance work on one or more 20th century shipwrecks. Before initiating recovery efforts on any of these commodity shipwrecks, reconnaissance is required in order to determine the position and condition of the ships to define the specific recovery equipment and to determine the economic feasibility of recovery operations.

Subsea Mineral Mining Exploration Projects

Neptune Minerals, Inc.

We currently own approximately 6.2 million Class B non-voting shares of Neptune Minerals, Inc. (NMI), a company focused on discovering and commercializing high-value mineral deposits. In 2013, we extended a convertible loan of $500,000 to NMI, which was fully reserved for at December 31, 2013. The loan matured on April 26, 2014. In April 2014, the note was converted into 5,225 shares of Series A Preferred non-voting stock. These shares are convertible into 522,500 shares of Series A voting shares for no additional consideration. Our current ownership of NMI is approximately 28%. NMI holds tenement rights to numerous SMS (Seafloor Massive Sulfides) deposits in the South Pacific that commonly contain high concentrations of copper, zinc, gold, and silver. Our investment in NMI is carried in the consolidated financial statements at a net value of zero. We are not involved in the management of NMI nor do we have any obligation to provide additional capital to NMI.

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”), and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material. Phosphate is a key ingredient of fertilizers. In March 2014, Odyssey received an NI 43-101 technical report/preliminary assessment on the deposit and periodically issues updates on this report. Odyssey initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

In June 2013, Mako agreed to exercise of a portion of these options to purchase 8 million shares at a reduced exercise price of $1.25 per share. As part of Odyssey’s strategy to maintain a majority position in Oceanica, in parallel with the early exercise, Odyssey purchased one million shares of Oceanica from another Oceanica shareholder at $1.25 per share. This transaction also granted Odyssey voting rights on an additional three million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey.

An option to purchase an additional one million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in December 2014 and early 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako.

ExO has conducted extensive scientific testing of the mineralized phosphate material and of the environmental impact of recovering the mineralized material from the seafloor. ExO has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis on the extraction and processing program, and with JPMorgan on the strategic growth alternatives.

ExO applied for and recently has been granted additional mining concession areas by the Mexican government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area.

In September 2014, ExO reported that the Environmental Impact Assessment (EIA) for proposed dredging and recovery of phosphate sands from the “Don Diego” deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). This EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to ExO on its EIA application. In full compliance with the SEMARNAT process, a response was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment.

In August 2014, we entered into a new loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or purchase some Oceanica shares from us at a price of $3.15 (See NOTE I). At December 31, 2014, the outstanding principal amount on the loan was $10.0 million.

Admiralty Legal Proceedings

An admiralty arrest is a legal process in the United States in which we may seek recognition from the Court of our salvor-in-possession status for a specific shipwreck, site or cargo. It is the first legal step in establishing our rights to ownership or to a salvage award through the federal admiralty process in the United States. If we are able to confirm that any entity has a potential legitimate legal claim to any materials recovered from any shipwreck site, we will provide legal notice to any and all potential claimants and pursue prompt resolutions of all claims.

There are currently no pending admiralty legal proceedings to which we are a party. We have, however entered into a court-approved Services Agreement with Recovery Limited Partnership for the salvage of the SS Central America arrested in the United States District Court, Eastern District of Virginia. The District Court has determined Recovery Limited Partnership is the real party in interest and salvor-in-possession of the SS Central America. Recovery Limited Partnership’s motion to award title is pending before the court.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2014, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2015, compared to three-months ended March 31, 2014

Increase/(Decrease)			2015 vs. 2014
(Dollars in millions)	2015	2014	$	%
Recovered cargo sales and other	$0.1	$0.6	$(0.5)	(83%)
Exhibit	0.0	0.0	0.0	0

Total revenue	$0.1	$0.6	$(0.5)	(80%)

Cost of sales	$0.2	$0.1	$0.1	78%
Marketing, general and administrative	3.0	3.0	0.0	0
Operations and research	3.4	7.1	(3.7)	(53)
Common stock issued for subsidiary stock option settlement	2.5	—	2.5	100

Total operating expenses	$9.1	$10.2	$(1.1)	(11%)

Other income (expense)	$(1.1)	$(0.7)	$(0.4)	(63%)

Income tax benefit (provision)	$—	$—	$—	—

Non-controlling interest	$0.4	$0.6	$(0.1)	(25%)

Net income (loss)	$(9.7)	$(9.8)	$0.1	1%

The explanations that follow are for the three-months ended March 31, 2015, compared to the three-months ended March 31, 2014.

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, artifacts and merchandise, fees from our themed attraction exhibit and expedition charters.

Total revenue decreased by $0.5 million in the first quarter of 2015 as compared to the same period in 2014 mainly because the 2014 period included revenues from the sale of gold from the Gairsoppa shipwreck that was not replicated in 2015. The majority of revenue in 2015 resulted from the sale of inventory items such as coins, whereas 2014 revenue was the product of coin sales and a large sale of gold obtained from refining the silver bullion recovered from the Gairsoppa shipwreck.

Although significant quantities of gold and silver cargo items were recovered from the SS Central America shipwreck in 2014, no revenues have been recognized so far in 2014 or 2015 from this project since any amounts can only be measured upon monetization of the recovered cargo. The ability to monetize cargo from this project is dependent on a final judicial ruling from the United States Federal Court. None of the cargo recovered in 2014 from SS Central America shipwreck has been monetized so far.

Operating Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with cargo and merchandise sales. Cost of sales is recorded for the sale of each Republic coin or the sale of merchandise and other items owned by us. We acquired non-refined Gairsoppa silver bars from the UK government. Some of these silver bars and other Gairsoppa merchandise were sold in 2014 and 2015 generating cost of sales. This was the majority of cost of sales in the first three months of 2014. Cost of sales in the first quarter of 2015 includes a write-down of the carrying value of our inventory of Gairsoppa silver bars as a result of a decline in world silver prices. There is no cost of sales incurred or associated with the Gairsoppa licensing agreement or Gairsoppa gold or silver bullion sales.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses remained unchanged at $3.0 million in 2015 and in 2014.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. First quarter Operations and research expenses were $3.4 million in 2015 as compared to $7.1 million in 2014. This $3.7 million decrease is mainly due to (i) $3.1 million in savings from the termination of the Dorado Discovery vessel lease in August 2014, and to (ii) $0.6 million in lower costs in the first quarter of 2015 for mineral operations than in 2014.

Common stock issued for subsidiary stock option settlement was $2.5 million in the first quarter of 2015 compared to nil in 2014. This represents the cost of exchanging 4.0 million newly issued shares of our common stock for cancelling MAKO Resources’ call option on 6 million shares of Oceanica held by us. This transaction ensured that Odyssey maintained majority control over Oceanica.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Total other income decreased 63% in 2015 compared 2014 as a result of an increase in interest expense (higher balance of interest-bearing debt in 2015), in addition to the change in the fair value of the derivative financial instruments (see NOTE L). Other income in 2015 was made up of $0.5 million in expense from the change in the fair value of derivative financial instruments ($0.6 million related to the change in the stock price/volatility, and ($0.1) million of other), and by $0.7 million of expense from interest on our financial debt. Other expense in the first quarter of 2014 was made up of $0.2 million in expense from the change in the fair value of derivative financial instruments (($0.1) million related to the change in the stock price/volatility, $0.1 million related to the change in the probability of exercise of certain instruments and $0.2 million of other), as well as $0.5 million of expense from interest on our financial debt.

Taxes and Non-Controlling Interest

We did not accrue any taxes in the first quarter of either 2015 or 2014.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first quarter of 2015 was $0.1 million lower than in the first quarter of 2014 due to lower expenses in our subsidiaries in 2015 as compared to 2014. In 2014, our subsea mineral exploration subsidiary was engaged in environmental studies and preparation of the Don Diego MIA whereas in 2015 most of that work was completed.

Liquidity and Capital Resources

	Three-Months Ended
(In thousands)	March 2015	March 2014
Summary of Cash Flows:
Net cash used by operating activities	$(4,313)	$(10,509)
Net cash used by investing activities	811	(1,575)
Net cash provided by financing activities	1,063	(3,471)

Net (decrease) increase in cash and cash equivalents	$(2,439)	$(15,555)
Beginning cash and cash equivalents	3,143	21,322

Ending cash and cash equivalents	$704	$5,768

Discussion of Cash Flows

Net cash used by operating activities for the first three months of 2015 was $4.3 million, or an improvement of $6.2 million compared to the same period in the previous year, primarily as a result of increased non-cash items and accounts payable. The 2015 operating cash flows primarily reflected a net loss before non-controlling interest of $10.1 million offset by non-cash items of $5.8 million including common stock issued for subsidiary stock option settlement ($2.5 million, see NOTE J), depreciation and amortization ($0.4 million), share-based compensation ($0.6 million), notes payable interest accretion ($0.3 million), and the change in the fair value of derivative liabilities ($0.5 million, see NOTE L). Other working capital changes (including non-current assets) resulted in an increase in working capital of $1.5 million. This primarily included an increase in vessel-related accounts payable in 2015 of $1.3 million. Other changes in working capital in the first three months of 2015 included a $0.1 million increase in accrued expenses and a $0.1 million decrease in inventory and accounts receivable.

Net cash used by operating activities for the first three months of 2014 was $10.2 million. This amount primarily reflected a net loss before non-controlling interest of $10.4 million offset in part by non-cash items of $1.8 million including depreciation and amortization ($0.6 million), share-based compensation ($0.7 million), notes payable interest accretion and loan fee amortization ($0.3 million), and the change in the fair value of derivative liabilities ($0.2 million, see NOTE L). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $1.6 million which primarily included a $2.1 million decrease in accrued expenses. The decrease in accrued expenses in the first quarter of 2014 resulted primarily from the payment of $1.3 million to the UK on the Gairsoppa project and the payment of other accruals made at the end of 2013. Other changes in working capital in the first quarter of 2014 included a $0.4 million increase in inventory, a $0.3 million decrease in restricted cash, a $0.9 million decrease in other assets, and a $0.4 million decrease in accounts payable.

Cash flows from investing activities for the first three months of 2015 were $0.8 million. Our Nassau street building research and conservation operations were consolidated within our Laurel street location and that building was sold, providing the majority of these proceeds.

Cash flows used in investing activities for the first three months of 2014 were $1.6 million. The major equipment purchases in 2014 included $0.7 million for new mineral exploration equipment for the Dorado Discovery and $0.7 million for the Odyssey Explorer which included steelwork, an umbilical cable and a control system for the ROV.

Cash flows provided by financing activities for the first three months of 2015 were $1.1 million. In the first quarter, we borrowed $2.0 million from MINOSA (see Note I). This cash inflow was offset by repayment of debt obligations which included $0.6 million in mortgage payable reductions and an additional $0.5 million in payments on the term loan from Fifth Third Bank. The 2013 $10.0 million Gairsoppa project loan was paid off in 2014 using $10.0 million in restricted cash held at Fifth Third Bank. The remaining variance in cash flows used for financing activities is due to the change in restricted cash.

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

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2015, we had cash and cash equivalents of $0.7 million, a decrease of $2.4 million from the December 31, 2014 balance of $3.1 million. This reduction was mainly the result of cash used in operations during the first three months of 2015. The Odyssey Explorer vessel spent the first quarter of 2015 in port in the UK. It underwent its required annual dry-dock repair, maintenance, inspection, and certification process. Odyssey continued work on the Oceanica phosphate project in Mexico and submitted the updates to the Environmental Impact Assessment application and responded to question posed by the Mexican environmental agency.

Financial debt of the company was increased by $1.2 million in the first quarter of 2015, from a balance of $21.2 million at December 31, 2014 to a balance of $22.4 million at March 31, 2015. On March 11, 2015, we entered into a new financing deal with MINOSA. We received $2.0 million from a promissory note as part of this arrangement. Additional debt reductions resulted from $0.5 million in scheduled semi-annual payments on our Term Loan with Fifth Third Bank, and $0.6 million of mortgage payments, the bulk of which paid off our Nassau street building mortgage upon the sale of that building in 2015.

Financings

Stock Purchase Agreement

On March 11, 2015, Odyssey entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the “Guarantor” or the “Lender”). The Purchase Agreement provides for the Company to issue and sell to the Investor shares of the Company’s preferred stock in the amounts and at the prices set forth below:

Series	No. of Shares	Price per Share
Series AA-1	101,124,042	$1.00
Series AA-2	86,677,740	$0.50

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor is subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders, the receipt of regulatory approval, performance by the Company of its obligations under the Purchase Agreement, receipt of certain third party consents, the listing of the underlying common stock on the NASDAQ Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a 1-for-6 reverse stock split, (b) adjust the Company’s authorized capitalization, and (c) establish a classified board of directors (collectively, the “Amendments”). The Amendments will be set forth in a certificate of amendment (the “Amendment Certificate”) to the Company’s articles of incorporation to be filed with the Nevada Secretary of State. Under Section 78.390 of the Nevada Revised Statutes, the Amendments must be approved by the holders of at least a majority of the Company’s outstanding voting securities present in person or by proxy at a meeting of the stockholders at which a quorum is present. In addition, under NASDAQ Rule 5635, the issuance of the shares of preferred stock must be approved by holders of at least a majority of the shares present in person or by proxy at a meeting of the stockholders at which a quorum is present. Under the terms of the Purchase Agreement, the Company is required to promptly file with the Securities and Exchange Commission (the “SEC”) and mail to its stockholders of record a definitive proxy statement relating to a meeting of the Company’s stockholders (the “Meeting”) for the purpose of, among other things, approving the Purchase Agreement, the Amendments, and the issuance and sale of the shares of preferred stock to the Investor, and to elect individuals designated by the Investor and reasonably acceptable to the Company to the Company’s board of directors, with such individuals constituting a majority of the members of the board of directors.

Each of the Company’s executive officers and directors, who hold in the aggregate approximately 5.8% of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (“Common Stock”), have entered into a voting agreement (the “Voting Agreement”) with the Investor pursuant to which they have agreed to vote their shares in favor of the Amendment Certificate, the Purchase Agreement, the transactions contemplated thereby, and certain related matters.

The purchase and sale of 35,000,004 shares of Series AA-1 Preferred Stock will occur at an initial closing to be held on the later of (i) 150 days after the signing of the Purchase Agreement, and (ii) three business days after stockholder and any other necessary approvals are obtained, and the satisfaction or waiver of the other conditions to the initial closing set forth in the Purchase Agreement. The Purchase Agreement provides for the purchase and sale of the remaining 69,305,856 shares of Series AA-1 Preferred Stock according to the following schedule, subject to the satisfaction or waiver of specified conditions set forth in the Purchase Agreement:

Date	No. Series AA- 1 Shares	Total Purchase Price
March 1, 2016	21,683,868	$21,683,868
September 1, 2016	21,683,868	$21,683,868
March 1, 2017	18,214,446	$18,214,446
March 1, 2018	4,541,856	$4,541,856

The Investor may elect to purchase all or a portion of the Series AA-1 Preferred Stock before the dates set forth above. After completing the purchase of all AA-1 Preferred Stock, the Investor has the right, but not the obligation, to purchase all or a portion the 86,677,740 shares of Series AA-2 Preferred Stock at any time after the closing price of the Common Stock on the NASDAQ Stock Market has been $1.26 or more for 20 consecutive trading days. The Investor’s right to purchase the shares of Series AA-2 Preferred Stock will terminate on the fifth anniversary of the initial closing under the Purchase Agreement.

The Purchase Agreement contains certain restrictions, subject to certain exceptions described below, on the Company’s ability to initiate, solicit or knowingly encourage or facilitate an alternative acquisition proposal, to participate in any discussions or negotiations regarding an alternative acquisition proposal, or to enter into any acquisition agreement, merger agreement or similar definitive agreement, or any letter of intent, memorandum of understanding or agreement in principle, or any other agreement relating to an alternative acquisition proposal. These restrictions will continue until the earlier to occur of the termination of the Purchase Agreement pursuant to its terms and the time at which the initial closing occurs. Notwithstanding this limitation, prior to time stockholder approval is obtained, the Company may under certain circumstances provide information to third parties and participate in discussions and negotiations with respect to any unsolicited alternative acquisition proposal that the Company’s board of directors has determined constitutes or could reasonably be expected to result in a “Superior Proposal” (which is generally defined to refer to a bona fide written acquisition proposal that the Company’s board of directors determines, in its good faith judgment, after consultation with its outside legal counsel and financial advisor, is (i) more favorable to the Company’s stockholders from a financial point of view than the transactions contemplated by the Purchase Agreement, taking into account all of the terms and conditions of acquisition proposal (including any conditions to any related financing), and (ii) is reasonably likely of being completed in a timely manner in accordance with its terms.

The Purchase Agreement also includes customary termination rights for both the Company and the Investor and provides that, in connection with the termination of the Purchase Agreement under specified circumstances, including in the event of a termination by the Company in order to accept a Superior Proposal, the Company will be required to pay to the Investor a termination fee of $4.0 million.

The Purchase Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type.

Subject to the terms set forth in the Purchase Agreement, the Lender agreed to provide the Company, through a subsidiary of the Company, with loans of up to $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The Lender loaned the Company $2.0 million upon the signing of the Purchase Agreement, and the additional loans will made according to the following schedule, subject to the satisfaction or waiver of specified conditions set forth in the Purchase Agreement:

Date	Loan Amount
March 31, 2015	$6,000,000
April 30, 2015	$3,000,000
May 31, 2015	$2,000,000
June 30, 2015	$1,750,000

The March 31, 2015 $6.0 million loan amount was received in early April 2015 and was thus not included in the financial statements of March 31, 2015.

The loans must be repaid if the necessary approvals of the transactions are not obtained. The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. As disclosed in the Current Report and on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015, the Call Option was amended on April 10, 2015 whereby in specified circumstances, the expiration date of the Option Agreement will be extended to a two-year period and the Option Consideration will be reduced to $20 million. Management believes that the likelihood of the specified circumstances occurring is remote. The Oceanica Call will terminate if the Investor elects to terminate the Purchase Agreement under specified circumstances.

Class AA Convertible Preferred Stock

Pursuant to a certificate of designation (the “Designation”) to be filed with the Nevada Secretary of State, each share of Series AA-1 Convertible Preferred Stock and Series AA-2 Convertible Preferred Stock (collectively, the “Class AA Preferred Stock”) will be convertible into one share of Common Stock at any time and from time to time at the election of the holder. Each share of Class AA Preferred Stock will rank pari passu with all other shares of Class AA Preferred Stock and senior to shares of Common Stock and all other classes and series of junior stock. If the Company declares a dividend or makes a distribution to the holders of Common Stock, the holders of the Class AA Preferred Stock will be entitled to participate in the dividend or distribution on an as-converted basis. Each share of Class AA Preferred Stock shall entitle the holder thereof to vote, in person or by proxy, at any special or annual meeting of stockholders, on all matters voted on by holders of Common Stock, voting together as a single class with other shares entitled to vote thereon. So long as a majority of the shares of the Class AA Preferred Stock are outstanding, the Company will be prohibited from taking specified extraordinary actions without the approval of the holders of a majority of the outstanding shares of Class AA Preferred Stock. In the event of the liquidation of the Company, each holder of shares of Class AA Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Corporation available for distribution to its stockholders, an amount in cash equal to the greater of (a) the amount paid to the Company for such holder’s shares of Class AA Preferred Stock, plus an accretion thereon of 8.0% per annum, compounded annually, and (b) the amount such holder would be entitled to receive had such holder converted such shares of Class AA Preferred into Common Stock immediately prior to such time at which payment will be made or any assets distributed.

Stockholder Agreement

The Purchase Agreement provides that, at the initial closing, the Company and the Investor will enter into a stockholder agreement (the “Stockholder Agreement”). The Stockholder Agreement will provide that (a) in connection with each meeting of the Company’s stockholders at which directors are to be elected, the Company will (i) nominate for election as members of the Company’s board of directors a number of individuals designated by the Investor (“Investor Designees”) equivalent to the Investor’s proportionate ownership of the Company’s voting securities (rounded up to the next highest integer) less the number of Investor Designees who are members of the board of directors and not subject to election at such meeting, and (ii) use its reasonable best efforts to cause such nominees to be elected to the board of directors; (b) the Company will cause one of the Investor Designees to serve as a member of (or at such Investor Designee’s election, as an observer to) each committee of the Company’s board of directors; and (c) each Investor Designee shall have the right to enter into an indemnification agreement with the Company (an “Indemnification Agreement”) pursuant to which such Investor Designee is indemnified by the Company to the fullest extent allowed by Nevada law if, by reason of his or her serving as a director of the Company, such Investor Designee is a party or is threatened to be made a party to any proceeding or by reason of anything done or not done by such Investor Designee in his or her capacity as a director of the Company.

The Stockholder Agreement will provide the Investor with pre-emptive rights with respect to certain equity offerings of the Company and restricts the Company from selling equity securities until the Investor has purchased all the Class AA Preferred Stock or no longer has the right or obligation to purchase any of the Class AA Preferred Stock. The Stockholder Agreement will also provide the Investor with certain “first look” rights with respect to certain mineral deposits discovered by the Company or its subsidiaries. Pursuant to the Stockholder Agreement, the Company will grant the Investor certain demand and piggy-back registration rights, including for shelf registrations, with respect to the resale of the shares of Common Stock issuable upon conversion of the Class AA Preferred Stock.

Other loans

In 2013, we amended our $5.0 million term loan with Fifth Third Bank (the “Bank”) to extend maturity date from July 11, 2013 to July 11, 2016. In January and July 2014 and in January 2015 we made required semi-annual principal payments of $500,000 reducing the outstanding principal balance to $3.5 million. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit. The term loan is still secured by approximately 24,600 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants. As of March 31, 2015, the loan balance outstanding was $3.5 million.

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The new loan is not tied to any specific shipwreck project. The bank will advance funds based upon our recovery of valuable cargo from shipwrecks over the coming twelve months. The advances will be pre-defined amounts or percentages of the value of the recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 was originally required to cover interest payments when the term loan was advanced. By September 30, 2014, we had received advances of $7.7 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck. As of March 31, 2015, the loan balance outstanding was $7.7 million. On May 7, 2015, we amended this $10.0 million credit facility with Fifth Third Bank. Pursuant to the amendment, (i) the maturity date of the loan was extended to December 11, 2015, (ii) on or before August 31, 2015, we are required to make a loan principal payment of not less than $1.4 million, (iii) additional principal payments may be requested by the Bank prior to the maturity date if we receive cash in excess of $1.0 million that is not related to our normal course of business operations, is not related to new funding of a specific project, or is not an amount scheduled to be received in 2015 pursuant to the Stock Purchase Agreement that we entered into in March 2015, (iv) immediate payment of the current interest due on the loan of $30,000 and bank loan amendment fees of $20,000, (v) Bank consent is required for any new loans or financing other that those included in the Purchase Agreement, and (vi) the full loan balance is immediately due to the Bank on June 9, 2015 if our stockholders do not approve the Purchase Agreement at our Annual Stockholders Meeting on June 9, 2015.

On August 14, 2014, we entered into a loan agreement with a strategic marketing partner that provides for loans of up to an aggregate amount of $10.0 million. At closing, we borrowed $5.0 million, with the right to borrow the remainder in two tranches of $2.5 million each upon the achievement of milestones set forth in the loan agreement. On October 1, 2014, we received the Second Tranche of $2,500,000 on this loan facility. Advances under the loan agreement bear interest at a rate of 8.0% for the first year and 11.0% thereafter. The credit facility provides for monthly payments of interest only, with the principal amount and all accrued interest due and payable on August 14, 2016. As further consideration for the credit facility, we agreed to assign to the lender 100,000 shares Odyssey owns in Oceanica Resources and granted the lender the right to convert the outstanding loan balance into shares of Oceanica Resources or to purchase additional shares of Oceanica Resources from Odyssey if the loan is repaid. Odyssey’s obligations under the credit facility are secured by specified assets, including a portion of Odyssey’s shares in Oceanica Resources. Our obligation to repay the principal and accrued interest may be accelerated at the option of the lender if an event of default, as specified in the loan agreement, occurs. We may prepay the outstanding loan balance before the maturity date (See NOTE I and NOTE L). As of March 31, 2015, the loan balance outstanding was $10.0 million.

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan had an initial maturity date of July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In July 2013 when the above noted mortgage was scheduled to mature, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. As of March 31, 2015, the loan balance outstanding was $1.1 million.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation has a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments are payable monthly. Interest is at a fixed annual rate of 6.45%. This debt is secured by the related mortgaged real property. In March 2015 we sold the building covered by this mortgage and simultaneously prepaid the entire balance of this loan and terminated the loan.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our capacity to generate net income or positive cash flows for the remainder of 2015 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities and recovered cargo, generating income from shipwreck or mineral exploration charters, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope financing transaction. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2015. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short-sellers seeking to distort the truth and thereby profit from the decline of our company’s share price (“short and distort”). These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, as well as direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on our share price, on our various business deals, and on our ability to secure certain financing alternatives. We received a letter from NASDAQ on March 9, 2015 stating that the Company’s closing bid price on the NASDAQ Capital Market had not maintained a minimum bid price of $1.00 for 30 consecutive business days and that the Company now has 180 calendar days to cure the situation. The Company may be eligible for more than 180 days to cure the situation, but if the situation is not cured then the Company’s shares could be de-listed from the exchange. Our 2015 business plan requires us to generate new cash inflows during 2015 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC, an affiliate of MINOSA (“Penelope”), pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The debt and the equity financings are subject to the satisfaction of certain conditions, including the approval of our stockholders, and MINOSA and Penelope are currently under no obligation to provide the additional loan amounts, make the Preferred share equity investments, or exercise their call option on our Oceanica shares. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2014—Financings.) If our stockholders do not approve the transaction, we will likely have to seek debt or equity financing from other sources to allow us to continue as a going concern. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at March 31, 2015 was $0.7 million which is insufficient to support operations through the end of 2015. We have a working capital deficit at March 31, 2015 of $13.5 million. We have a bank loan of $7.7 million that matures in 2015. Even though our total assets on our consolidated balance sheet are $21.1 million, the majority of these assets are secured as collateral against our loans and the related fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement, we must obtain stockholder approval and Penelope must purchase the shares for us to be able to complete the equity component of the transaction. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

As of March 31, 2015, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $852 per month until maturity in July 2016. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,436 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,510. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not currently a party to any litigation. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits.

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Investors should consider such risk factors, as well as the risk factor set forth below, prior to making an investment decision with respect to the Company’s securities.

The issuance of shares at conversion prices lower than the market price at the time of conversion and the sale of such shares could adversely affect the price of our common stock. We may enter into convertible debt deals whereas our shares may be acquired from time to time upon conversion of the outstanding debt. At times, conversion prices could be lower than market price of our common stock at the time of conversion. We previously had outstanding senior convertible debt that was converted at a discount to market described in NOTE I to our financial statements as well as in our most recent Securities and Exchange Commission Form 10-K for 2014. The senior convertible debt described in NOTE I was satisfied in full with the conversion of the remaining balance into our common stock during the quarter ended June 30, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

10.1	Fifth Third First Amendment to Loan Agreement, Non-Revolving Line of Credit Promissory Note May 7, 2015 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: May 11, 2015	By:	/s/ Philip S. Devine
Philip S. Devine, Chief Financial
Officer and Authorized Officer