Form 10-Q
period 2015-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2015-08-07
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 15, 2015 was 89,778,081.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,624,342	$3,143,550
Restricted cash	233,550	520,728
Accounts receivable and other, net	280,212	6,476,049
Inventory	336,047	674,992
Other current assets	501,262	655,662

Total current assets	6,975,413	11,470,981

PROPERTY AND EQUIPMENT
Equipment and office fixtures	24,320,000	24,895,343
Building and land	3,764,103	3,758,688
Building and land held for sale	—	1,024,999
Accumulated depreciation	(22,436,187)	(22,443,492)

Total property and equipment	5,647,916	7,235,538

NON-CURRENT ASSETS
Accounts receivable	6,290,465	—
Inventory	4,985,525	5,110,967
Other non-current assets	1,364,690	1,272,053

Total non-current assets	12,640,680	6,383,020

Total assets	$25,264,009	$25,089,539

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,502,591	$5,070,973
Accrued expenses and other	3,482,420	2,387,962
Deferred income	383,148	—
Derivative liabilities	2,477,458	2,226,445
Mortgage and loans payable	23,342,488	9,356,724

Total current liabilities	32,188,105	19,042,104

LONG-TERM LIABILITIES
Mortgage and loans payable	11,828,662	11,808,157
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	16,472,412	16,451,907

Total liabilities	48,660,517	35,494,011

Commitments and contingencies (NOTE H)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 9,567,600 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 242,400 shares authorized; 0 and 32,400 issued and outstanding, respectively	—	3
Common stock – $.0001 par value; 150,000,000 shares authorized; 89,778,081 and 85,582,502 issued and outstanding	8,978	8,558
Additional paid-in capital	202,234,593	198,323,630
Accumulated deficit	(218,267,941)	(202,427,252)

Total stockholders’ equity/(deficit) before non-controlling interest	(16,024,370)	(4,095,061)
Non-controlling interest	(7,372,138)	(6,309,411)

Total stockholders’ equity/(deficit)	(23,396,508)	(10,404,472)

Total liabilities and stockholders’ equity/(deficit)	$25,264,009	$25,089,539

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUE
Artifact sales and other	$226,733	$323,264	$321,174	$887,866
Exhibit	12,500	25,000	33,352	26,484
Expedition	204,310	—	204,310	—

Total revenue	443,543	348,264	558,836	914,350

OPERATING EXPENSES
Cost of sales – artifacts and other	164,589	57,885	377,465	177,490
Marketing, general and administrative	3,354,227	2,394,323	6,370,213	5,408,848
Operations and research	2,889,590	2,747,707	6,251,056	9,843,390
Common stock issued for subsidiary stock option settlement	—	—	2,520,000	—

Total operating expenses	6,408,406	5,199,915	15,518,734	15,429,728

INCOME (LOSS) FROM OPERATIONS	(5,964,863)	(4,851,651)	(14,959,898)	(14,515,378)

OTHER INCOME (EXPENSE)
Interest income	36	22,586	95	24,637
Interest expense	(1,019,443)	(135,307)	(1,681,725)	(662,927)
Change in derivative liabilities fair value	211,890	553,693	(251,013)	370,979
(Loss) from unconsolidated entity	—	(522,500)	—	(522,500)
Other	7,494	11,346	(10,874)	21,043

Total other income (expense)	(800,023)	(70,182)	(1,943,517)	(768,768)

(LOSS) BEFORE INCOME TAXES	(6,764,886)	(4,921,833)	(16,903,415)	(15,284,146)
Income tax benefit (provision)	—	481,055	—	481,055

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(6,764,886)	(4,440,778)	(16,903,415)	(14,803,091)
Non-controlling interest	638,668	424,897	1,062,726	988,452

NET (LOSS)	$(6,126,218)	$(4,015,881)	$(15,840,689)	$(13,814,639)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(.07)	$(.05)	$(.18)	$(.16)

Weighted average number of common shares outstanding with participating securities per the two-class method
Basic	89,633,458	84,898,133	88,083,259	84,420,661

Diluted	89,633,458	84,898,133	88,083,259	84,420,661

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(16,903,415)	$(14,803,091)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	751,126	1,326,524
Loss in unconsolidated entity	—	522,500
Reversal of bad debt provision	—	(522,500)
Loss on sale of building and land	29,404	—
Loan fee amortization	—	15,046
Change in derivatives liabilities fair value	251,013	(370,979)
Note payable interest accretion	747,126	262,739
Inventory markdown	151,922	—
Common stock issued for subsidiary stock option settlement	2,520,000	—
Senior debt interest settled with common stock	—	73,037
Share-based compensation	1,393,379	1,220,661
(Increase) decrease in:	—
Accounts receivable	(94,628)	(3,638,931)
Inventory	464,388	(293,184)
Other assets	(90,158)	1,849,783
Increase (decrease) in:
Accounts payable	(2,568,382)	590,883
Accrued expenses and other	1,168,947	(2,575,195)

NET CASH (USED) BY OPERATING ACTIVITIES	(12,179,278)	(16,342,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	850,000	—
Purchase of property and equipment	(42,828)	(2,648,254)
Acquisition of subsidiary	(2,000)	—

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	805,172	(2,648,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable	14,750,001	7,436,514
Restricted cash held as collateral on loans payable	287,178	9,885,214
Repayment of mortgage and loans payable	(1,182,281)	(13,921,762)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	13,854,898	3,399,966

NET (DECREASE) INCREASE IN CASH	2,480,792	(15,590,995)

CASH AT BEGINNING OF PERIOD	3,143,550	21,322,257

CASH AT END OF PERIOD	$5,624,342	$5,731,262

SUPPLEMENTARY INFORMATION:
Interest paid	$724,389	$428,145
Income taxes paid	$—	$15,000

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$—	$113,126
Debt repayment with common shares	$—	$2,347,826
Investment in unconsolidated entity per debt conversion into equity shares (see NOTE F)	$—	$522,500

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2015, and the results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc., Odyssey Marine Entertainment, Inc., Odyssey Marine Enterprises, Ltd., Marine Exploration Holdings, LLC, Odyssey Marine Management, Ltd., Oceanica Marine Operations, S.R.L., Aldama Mining Company, S. De R.L. De C.V., Telemachus Minerals, S. De R.L. De C.V. and majority interest in Oceanica Resources, S.R.L. and Exploraciones Oceanicas, S. De R.L. De C.V. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling interest are presented within equity and net income, and are shown separately from the Company’s equity and net income attributable to the Company.

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

In 2014, we were contracted by the Receiver of Recovery Limited Partnership (RLP) to recover gold and other cargo from the shipwreck SS Central America. RLP is the salvor in possession of the shipwreck SS Central America. Our agreement allows for the reimbursement of Priority Recoupment costs, which are based on pre-defined and quantifiable contractual amounts. Priority Recoupment relates to recoupment of operating and recovery expenses associated with this project. Operating and recovery expenses consist of mobilization costs and vessel-related expenses such as ships’ crew, provisions, fuel and specialized off-shore equipment. These expenses are charged to the Consolidated Statements of Operations as incurred, and the priority recoupment is recorded as a benefit (credit to expense) in the period we become assured of recoupment. These costs are recouped out of first cash proceeds from the monetization of recovered cargo items that are split 80% to us and 20% to RLP. After the Priority Recoupment is paid in full, subsequent cash proceeds are split 45% to us and 55% to RLP, at which point in time we will record these additional proceeds as revenue. Staff Accounting Bulletin 13 requires four criteria to be present before recognizing revenue. These criteria are: collection is probable, delivery of goods or services are complete, persuasive evidence of an arrangement exists and the price or amount can be determined. Priority cost recoupment is not revenue, but the same criteria are applied when determining to recognize or not. We have recovered a significant amount of gold and other valuable cargo, and based on an independent expert review of the recovered cargo, our Priority Recoupment as of June 30, 2015 is reasonably assured of being collected when the gold and other valuable cargo is monetized. To the extent the appraised value exceeds our priority recoupment and we are able to accurately measure or quantify a dollar amount for our 45% interest in these additional cash proceeds, we will record revenue at that time. The value of future monetization is based on what the market will bear, which is undeterminable at this time and, therefore, there will be no revenue recognition related to our 45% portion of proceeds in excess of the Priority Recoupment until monetization occurs. See NOTE D regarding the SS Central America.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company has income, the Company will calculate basic earnings per share using the two-class method, if required, pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of the Senior Convertible Note disclosed in Note I because the note qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holder of the Convertible Notes does not participate in losses.

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

At June 30, 2015 and 2014, weighted average common shares outstanding year-to-date were 88,083,259 and 84,420,661, respectively. For the periods ended June 30, 2015 and 2014, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Average market price during the period	$0.60	$1.79	$0.69	$1.94

In the money potential common shares from options excluded	—	1,586	—	5,849

In the money potential common shares from warrants excluded	—	—	—	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Out of the money options and warrants excluded:
Stock options with an exercise price of $1.04 per share	1,652,000	—	1,652,000	—
Stock options with an exercise price of $1.07 per share	50,000	—	50,000	—
Stock options with an exercise price of $1.74 per share	51,750	—	51,750	—
Stock options with an exercise price of $2.20 per share	958,166	—	958,166	—
Stock options with an exercise price of $2.73 per share	644,469	649,469	644,469	649,469
Stock options with an exercise price of $2.74 per share	633,835	633,835	633,835	633,835
Stock options with an exercise price of $2.89 per share	970,708	987,155	970,708	987,155
Stock options with an exercise price of $3.25 per share	100,000	100,000	100,000	100,000
Stock options with an exercise price of $3.40 per share	100,000	100,000	100,000	100,000
Stock options with an exercise price of $3.43 per share	40,000	40,000	40,000	40,000
Stock options with an exercise price of $3.50 per share	100,000	100,000	100,000	100,000
Stock options with an exercise price of $3.90 per share	20,000	20,000	20,000	20,000
Warrants with an exercise price of $3.60 per share	1,562,500	1,562,500	1,562,500	1,562,500

Total anti-dilutive warrants and options excluded from EPS	6,883,428	4,192,959	6,883,428	4,192,959

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Potential common shares from Convertible Preferred Stock excluded from EPS	—	32,400	—	32,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Potential common shares from unvested restricted stock awards excluded from EPS	1,554,838	653,736	1,554,838	653,736

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$(6,126,218)	$(4,015,881)	$(15,840,689)	$(13,814,639)

Numerator, basic and diluted net income (loss) available to stockholders	$(6,126,218)	$(4,015,881)	$(15,840,689)	$(13,814,639)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	89,633,458	84,898,133	88,083,259	84,420,661

Common shares outstanding for basic	89,633,458	84,898,133	88,083,259	84,420,661

Shares used in computation – diluted:
Common shares outstanding for basic	89,633,458	84,898,133	88,083,259	84,420,661

Shares used in computing diluted net income per share	89,633,458	84,898,133	88,083,259	84,420,661

Net (loss) per share – basic	$(0.07)	$(0.05)	$(0.18)	$(0.16)
Net (loss) per share – diluted	$(0.07)	$(0.05)	$(0.18)	$(0.16)

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

NOTE C – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an interest-bearing account from which principal and interest payments are made. This mortgage loan has since been extended to July 2016. As extended, the new loan calls for a restricted cash balance of $400,000 to be funded annually for principal and interest payments (see NOTE I). The balance in the restricted cash account is held as additional collateral by the Bank and is not available for operations. The balance in this account at June 30, 2015, was $143,031.

During May 2014, we entered into a $10.0 million project loan facility with the Bank (see NOTE I). Per the agreement, we deposited, from the loan proceeds, $500,000 into a restricted bank account to cover principal and interest payments. This account balance is also pledged as additional security for the loan. There is no requirement to fund this account in the future. The balance in this account at June 30, 2015, was $90,519.

NOTE D – ACCOUNTS RECEIVABLE

Our current and non-current accounts receivable consist of the following:

	June 30, 2015	December 31, 2014
Trade	$11,074,388	$11,053,118
Other	127,882	54,524
Reserve allowance	(4,631,593)	(4,631,593)

Total accounts receivable, net	$6,570,677	$6,476,049

The trade receivable balance at June 30, 2015 and December 31, 2014 consists primarily of (i) a trade receivable from Neptune Minerals, Inc. for which a reserve allowance for the full amount, $4,631,593, has been made, and (ii) a trade receivable on our right to a priority cost recoupment on the SS Central America shipwreck project. We recorded a priority recoupment of costs in the amount $6,290,465 as a reduction to our Operations and research costs for the year ended December 31, 2014. These amounts are based on set and determinable contractual amounts for the recovery of the SS Central America shipwreck. These determinable amounts define the fixed obligation due to us for our services rendered as it relates to Priority Recoupment. We are awaiting court approval so we may assist in monetizing these assets permitting us to collect this receivable. During the quarter ended June 30, 2015, after reviewing the court process surrounding this case as well as reviewing the expected process in the coming months, we reclassified this receivable as long term based on our current estimate of the timing of monetization. Based on the underlying merits of the case, we still believe this receivable is probable and reasonably assured of collectability. See revenue recognition and accounts receivable in NOTE B.

NOTE E – INVENTORY

Our current and non-current inventory consists of the following:

	June 30, 2015	December 31, 2014
Recovered cargo	$5,234,585	$5,681,264
Packaging	56,452	70,560
Merchandise	401,867	405,467
Merchandise reserve	(371,332)	(371,332)

Total inventory	$5,321,572	$5,785,959

Of these amounts, $4,985,525 and $5,110,967 are classified as non-current as of June 30, 2015 and December 31, 2014, respectively. Based on the fair market value of silver at March 31, 2015 and our inventory valuation policy, we recorded a charge to “Cost of goods sold” for the mark down of our silver Gairsoppa bars of $151,922 to fairly represent the net realizable value.

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

At June 30, 2015, our estimated share of unrecognized DOR (NMI) losses are approximately $20.7 million. We have not recognized the accumulated $20.7 million in our income statement because these losses exceed our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. Based on the NMI and DOR transactions described above, we believe it is appropriate to allocate this loss carryforward of $20.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2014. We do reasonably believe NMI’s losses for the first six months of 2015 are minimal. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during July 2013, we, along with a second creditor, loaned funds to NMI of which our share was $500,000, and this indebtedness was evidenced by a convertible note. This funding was not for the purpose of funding NMI’s prior losses but for current requirements. Per ASC 323-10-35-29: Additional Investment After Suspension of Loss Recognition, we concluded this loan did not increase our ownership nor was it to be considered in-substance stock. Based on the financial position of NMI at December 31, 2013, we reserved for this note in its entirety. This note carried an interest rate of 6% per annum and matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. In April 2014, the note was converted into 5,225 shares of Series A Preferred non-voting stock. These shares are convertible into 522,500 shares of Class A voting shares and require no further exchange of consideration for conversion. As a result of this conversion of the loan into equity, we recognized $522,500 of additional investment in NMI and appropriately wrote it down to the loss in unconsolidated entity in 2014.

Although we are a shareholder of NMI, we have no representation in the board of directors or management of NMI and hold no Class A voting shares. We are not involved in the management of NMI. At June 30, 2015, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent less than a 10% equity stake in CRP. With CRP being a thinly traded stock on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. At June 30, 2015, the net carrying value of our investment in CRP was zero in our consolidated financial statements.

NOTE G – INCOME TAXES

During the six-month period ended June 30, 2015, we generated approximately $14.1 million of federal net operating loss (“NOL”) carryforwards and $2.2 million of foreign NOL carryforwards. As of June 30, 2015, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $143.2 million and net operating loss carryforwards for foreign income tax purposes of approximately $15.5 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2035.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at June 30, 2015. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of June 30, 2015. There was no U.S. income tax expense for the six months ended June 30, 2015 due to the generation of net operating losses.

The increase in the valuation allowance as of June 30, 2015 is due to the generation of approximately $16.3 million in net operating loss carryforwards year-to-date.

The change in the valuation allowance is as follows:

June 30, 2015	$65,116,225
December 31, 2014	60,312,726

Change in valuation allowance	$4,803,499

Our estimated annual effective tax rate as of June 30, 2015 is 31.40% while our June 30, 2015 effective tax rate is 0.0% because of the full valuation allowance.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2015 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities and recovered cargo, generating income from shipwreck or mineral exploration charters, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2015. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short-sellers seeking to distort the truth and thereby profit from the decline of our company’s share price (“short and distort”).

These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, as well as direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on our share price, on our various business deals, and on our ability to secure certain financing alternatives. We received a letter from NASDAQ on March 9, 2015 stating that the Company’s closing bid price on the NASDAQ Capital Market had not maintained a minimum bid price of $1.00 for 30 consecutive business days and that the Company has 180 calendar days to cure the situation. The Company may be eligible for more than 180 days to cure the situation, but if the situation is not cured then the Company’s shares could be de-listed from the exchange. Our 2015 business plan requires us to generate new cash inflows during 2015 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments, or exercise their call option on our Oceanica shares. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2014—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at June 30, 2015 was $5.6 million which is insufficient to support operations through the end of 2015. We have a working capital deficit at June 30, 2015 of $25.2 million. We have a bank loan of $7.7 million that matures in 2015, the $14.75 million loan from MINOSA matures in September 2015 or March 2016, and the $10.0 million Monaco loan matures in installments from August through December 2016. Even though our total assets on our consolidated balance sheet are $25.3 million, the majority of these assets are secured as collateral against our loans and the related fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Term loan	$3,500,000	$4,000,000
Project term loans	16,087,426	15,502,422
Promissory note	14,528,974	—
Mortgages payable	1,054,750	1,662,459

	$35,171,150	$21,164,881

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

This term loan is secured by approximately 24,200 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The carrying value of the borrowing base is not to exceed forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. The Company is required to comply with a number of customary covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval. We were in compliance with all covenants at June 30, 2015. At June 30, 2015, the outstanding loan balance for this term loan is $3,500,000.

Project Term Loans

Loan one

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million, the first $5.0 million of which (the “First Tranche”) was advanced upon execution of the Loan Agreement. Subject to the satisfaction of conditions set forth in the Loan Agreement, we had the right to borrow up to an additional $5.0 million in two separate advances of $2.5 million each, which we refer to as the “Second Tranche” and the “Third Tranche.” Each of the three advances is evidenced by separate promissory notes (the “Notes”). The Second Tranche was advanced on October 1, 2014, and the Third Tranche was advanced on December 1, 2014. The outstanding balance of these Notes at June 30, 2015 was $10.0 million. The book carrying value of this note was $8,402,912. The difference between the outstanding and carrying values is due to the fair value of derivatives discussed further in NOTE L.

The indebtedness evidenced by the Notes bears interest at 8.0% percent per year until the first anniversary of the note and 11% per annum from the first anniversary through the maturity date. Principal is payable at the maturity date while interest is payable monthly. As consideration for the Notes, the Company (i) entered into a multi-year exclusive agreement in which we granted Monaco an exclusive right to market valuable trade cargo through a marketing joint venture, (ii) assigned to Monaco 100,000 shares of Oceanica Resources S. de. R.L (“Oceanica”) and (iii) granted Monaco an option whereby Monaco may purchase shares of Oceanica held by Odyssey at a purchase price which is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1,000,000 or more in the aggregate. The option may be exercised (i) by conversion of the outstanding principal, (ii) in cash for up to 50% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of Monaco, or (iii) in cash for up to 100% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the Company. For collateral, we granted the lender a security interest in the proceeds from the sale of valuable trade cargo whenever held, in excess of the proceeds previously pledged under other arrangements, a certain quantity of our Oceanica shares based on the loan balance and certain marine equipment and technology as evidenced by equity in two of our wholly owned subsidiaries.

Accounting considerations

We have accounted for the three Tranches as a financing transaction, wherein the net proceeds that we received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the First Tranche for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”).

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

No value was assigned to the multi-year exclusive marketing agreement (entered into with Monaco at the same time as the Loan Agreement) because the value attributable to the multi-year exclusive marketing agreement is compensatory in nature. The value of the compensation will be determined when i) the valuable trade cargo is recovered, and ii) the marketing and sales activities are successful. Accordingly, the compensation related to the 5% fee will be a period expense in the period incurred, or when a sale takes place. The assignment to Monaco of 100,000 shares of Oceanica was valued at $250,000 and was included as part of the allocation of proceeds. The financing basis allocated to the Notes is subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the year ended June 30, 2015 amounted to $585,005. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income.

Loan two

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third Bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The facility called for the advancement of funds based upon our recovery of valuable cargo from shipwrecks over the subsequent 12 months. The advances were set at pre-defined amounts or percentages of the value of a project’s recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one-month LIBOR rate plus 500 basis points. An origination fee of $50,000 was paid at closing. This facility was set to mature in May 2015 but has been extended to December 17, 2015, and on or before August 31, 2015, we are required to make a loan principal payment of not less than $1.4 million. An origination fee of $20,000 was paid at closing. A restricted cash deposit of $500,000 was initially required to cover interest payments when the term loan was funded, or portion thereof. We are required to comply with a number of customary affirmative and negative covenants of which we were in compliance at June 30, 2015. The proceeds are to be used to fund various project recovery costs. The unused portion of the original credit facility is no longer available for use. At June 30, 2015, the outstanding loan balance on this credit facility was $7,684,514.

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

Promissory Note

On March 11, 2015, in connection with a Stock Purchase Agreement (See NOTE J), Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. Principal and interest is payable on (i) September 30, 2015 if the Stock Purchase Agreement is terminated by Odyssey or (ii) March 30, 2016 (the “Maturity Date”) if the Stock Purchase Agreement has been terminated by MINOSA under specific circumstances. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). The Call Option was amended on April 10, 2015 whereby in specified circumstances, as disclosed in our Form 8-K filed with the Securities and Exchange Commission on April 15,2014, the expiration date of the Option Agreement will be extended to a two-year period and the Option Consideration will be reduced to $20.0 million. Management believes the likelihood of the specified circumstances occurring is remote and not likely. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt at June 30, 2015 was $14.75 million.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. The Oceanica Call Option is considered a freestanding financial instrument because it is both (i) legally detachable and (ii) separately exercisable. The Oceanica Call Option did not fall under the guidance of ASC 480. Additionally it did not meet the definition of a derivative under ASC 815 because the option has a fixed value of $40 million and does not contain an underlying variable which is indicative of a derivative. This instrument is considered an option contract for a sale of an asset. The guidance applied in this case is ASC 360.20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses.

Based on the previous conclusions, we allocated the cash proceeds first to the debt at its present value using a market rate of 15%, which is management’s estimate of a market rate loan for the Company, with the residual allocated to the Oceanica Call Option, as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5	Total
Promissory Note	$1,932,759	$5,826,341	$2,924,172	$1,960,089	$1,723,491	$14,366,852
Deferred Income (Oceanica Call Option)	67,241	173,659	75,828	39,911	26,509	383,148

Proceeds	$2,000,000	$6,000,000	$3,000,000	$2,000,000	$1,750,000	$14,750,000

The option amount of $383,148 represents a debt discount. This discount will be accreted up to face value using the effective interest method. Amortization for the six-months ended June 30, 2015 amounted to $162,121. Accrued interest recorded on the note for the six-months ended June 30, 2015 amounted to $215,130.

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

During July 2013, when the above noted mortgage matured, we extended it under substantially the same terms that previously existed. The new maturity date is July 2016. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest are required. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of June 30, 2015, the loan balance outstanding was $1,054,750.

During May 2008, we entered into a mortgage loan in the principal amount of $679,000 with The Bank of Tampa to purchase our conservation lab and storage facility. This obligation had a monthly payment of $5,080 with a maturity date of May 14, 2015. Principal and interest payments were payable monthly. Interest was at a fixed annual rate of 6.45%. This debt was secured by the related mortgaged real property. This property was sold in sold in March 2015 and all related mortgages have been paid in full. There is no outstanding balance on this note.

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

The financing basis allocated to the notes payable and the deferred asset arising from direct finance costs are subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the three months ended March 31, 2015 and 2014 amounted to $0 and $271,606, respectively. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income. See NOTE L for information about our derivatives. As of the year end 2014, these notes are no longer outstanding.

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

Preferred Stock

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the “Guarantor” or the “Lender”). The Purchase Agreement provides for the Company to issue and sell to the Investor, upon stockholder approval which was received on June 9, 2015, shares of the Company’s preferred stock in the amounts and at the eventual pre-split prices set forth in the following table:

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

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor is subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders, the receipt of regulatory approval, performance by the Company of its obligations under the Stock Purchase Agreement, the listing of the underlying common stock on the NASDAQ Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. This transaction received stockholders approval on June 9, 2015. Completion of the transaction still requires amending the Company’s articles of incorporation to (a) effect a 1-for-6 reverse stock split, (b) adjust the Company’s authorized capitalization, and (c) establish a classified board of directors (collectively, the “Amendments”). Penelope has not yet exercised its right to purchase the preferred stock.

Series AA Convertible Preferred Stock Designation

The Purchase Agreement provides for the issuance of up to 101,124,042 shares of Series AA-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series AA-1 Preferred”) and 86,677,740 shares of Series AA-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series AA-2 Preferred”), subject to stockholder approval which was received on June 9, 2015 and satisfaction of other conditions. Significant terms and conditions of the Series AA Preferred are as follows:

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

Stock-Based Compensation

We have two stock incentive plans. The first is the 2005 Stock Incentive Plan that expires in August 2015. After the expiration of this plan, equity instruments will not be able to be granted but this plan shall continue in effect until all outstanding awards have been exercised in full or are no longer exercisable and all equity instruments have vested or been forfeited.

On June 9, 2015, our shareholders approved our 2015 Stock Incentive Plan (the “Plan”) that was adopted by our Board of Directors (the “Board”) on January 2, 2015, which is the effective date. The plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 5,400,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code, which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 1,000,000, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2,000,000. The maximum number of shares that may be used for Incentive Stock Options (“ISO”) under the Plan shall be 5,400,000. With respect to each grant of an ISO to a Participant who is not a Ten Percent Stockholder, the Exercise Price shall not be less than the Fair Market Value of a Share on the date the ISO is granted. With respect to each grant of an ISO to a Participant who is a Ten Percent Stockholder, the Exercise Price shall not be less than one hundred ten percent (110%) of the Fair Market Value of a Share on the date the ISO is granted. If an Award is a Non-Qualifying Stock Option (“NQSO”), the Exercise Price for each Share shall be no less than (1) the minimum price required by applicable state law, or (2) the Fair Market Value of a Share on the date the NQSO is granted, whichever price is greatest. Any Award intended to meet the Performance Based Exception must be granted with an Exercise Price not less than the Fair Market Value of a Share determined as of the date of such grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three and six-month periods ended June 30, 2015 and 2014 was $798,773 and $477,886 and $1,393,379 and $1,220,661, respectively.

We did not grant stock options in the three-month periods ended June 30, 2015 and 2014. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE K – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At June 30, 2015, our uninsured cash balance was approximately $5,690,607.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately, on average, $838 per month until maturity in July 2016. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately, on average, $2,311 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,510. See NOTE I. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of June 30, 2015 and December 31, 2014 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	June 30, 2015	December 31, 2014
Derivative liabilities:
Embedded derivatives derived from:
2014 Convertible Promissory Notes	$2,447,302	$2,115,318

	2,447,302	2,115,318
Warrant derivatives
Senior Convertible Notes	30,156	111,127

Warrant derivatives	30,156	111,127

Total derivative liabilities	$2,477,458	$2,226,445

	June 30, 2015	December 31, 2014
Common shares linked to derivative liabilities:
Embedded derivatives:
2014 Convertible Promissory Notes*	3,174,604	3,174,604

	3,174,604	3,174,604

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500

	1,562,500	1,562,500

Total common shares linked to derivative liabilities	4,737,104	4,737,104

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$—	$—	$—	$47,243
2014 Convertible Promissory Notes	147,142		(331,984)
Warrant derivatives	64,748	553,693	80,971	323,736

Total derivative income (expense)	$211,890	$553,693	$(251,013)	$370,979

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of June 30, 2015 and the inception dates (Tranche 1 – August 14, 2014, Tranche 2 – October 1, 2014, Tranche 3 – December 1, 2014):

Tranche 1 – August 14, 2014:	June 30, 2015	August 14, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.13 Years	2.00 Years
Implied expected term to maturity	1.06 Years	1.85 Years
Market volatility:
Range of volatilities	81.3% - 117.0%	37.0% - 62.2%
Equivalent volatilities	93.72%	51.2%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	10.50%	9.50%
Range of credit risk adjusted yields	4.71% - 5.26%	3.94% - 4.45%
Equivalent credit risk adjusted yield	4.76%	4.15%

Tranche 2 – October 1, 2014:	June 30, 2015	October 1, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.26 Years	2.00 Years
Implied expected term to maturity	1.20 Years	1.79 Years
Market volatility:
Range of volatilities	81.2% - 114.8%	58.6% - 75.3%
Equivalent volatilities	92.74%	68.00%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	10.25%	9.25%
Range of credit risk adjusted yields	4.71% - 5.26%	3.97% - 4.61%
Equivalent credit risk adjusted yield	4.80%	4.24%

Tranche 3 – December 1, 2014:	June 30, 2015	December 1, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.42 Years	2.00 Years
Implied expected term to maturity	1.25 Years	1.76 Years
Market volatility:
Range of volatilities	79.1% - 110.1%	61.8% - 79.8%
Equivalent volatilities	91.47%	72.2%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	9.75%	9.25%
Range of credit risk adjusted yields	4.71% - 5.26%	4.29% - 4.84%
Equivalent credit risk adjusted yield	4.85%	4.52%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore its shares do not trade on a public exchange. As a result, the underlying value must be based on private sales of the subsidiary’s shares because that is the best indicator of the value of the shares. There has been a sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly the underlying price used in the MCS calculations for the inception dates and quarter ended June 30, 2015 was $2.50.

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the six-months ended June 30, 2015 and 2014.

	For the six-months ended June 30,
	2015	2014
Balances at January 1	$—	$47,243
Issuances	—	—
Expirations from redemptions of host contracts reflected in income	—	—
Changes in fair value inputs and assumptions reflected in income	—	(47,243)

Balances at June 30	$—	$—

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the six months ended June 30, 2015.

June 30, 2015
Balances at January 1	$2,115,318
Issuances	—
Changes in fair value inputs and assumptions reflected in income	331,984

Balances at June 30	$2,447,302

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

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of June 30, 2015 or June 30, 2014.

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 1,562,500 shares of common stock as of June 30, 2015, June 30, 2014 and December 31, 2014:

	June 30		December 31,
	2015	2014	2014
Linked common shares	1,562,500	1,562,500	1,562,500
Quoted market price on valuation date	$0.47	$1.68	$0.93
Contractual exercise rate	$3.60	$3.60	$3.60
Term (years)	1.86	2.86	2.40
Range of market volatilities	76.7% - 99.2%	55.0% - 87.2%	59.9% - 73.9%
Risk free rates using zero coupon US Treasury Security rates	0.02% - 0.28%	0.04% - 0.47%	0.04% - 0.67%
Custom lattice variable: Probability of exercisability (434,027 linked common shares)	—	—	—

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the six months ended June 30, 2015 and 2014.

	Six-months ended June 30,
	2015	2014
Balances at January 1	$111,127	$923,580
Changes in fair value inputs and assumptions reflected in income	(80,971)	(323,736)

Balances at June 30	$30,156	$599,844

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE M – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250
Oceanica call option	383,148	—

Total deferred income and participating revenue rights	$5,026,898	$4,643,750

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

During the second quarter of 2015, our owned vessel, the Odyssey Explorer conducted search and preliminary inspection operations on the “Olympus” Project, which includes a cluster of five 20th-century shipwrecks in the North Atlantic. The data gathered from this expedition is being evaluated to determine if cargo recovery efforts will be made on one or more of these shipwrecks at a future date.

For the remainder of the year, we are considering putting the Odyssey Explorer to work on (i) the HMS Victory project, if UK government approvals are received, (ii) the search or recovery on one or more shipwrecks, or (iii) a project of a third party that would charter the vessel, our equipment, and our team.

SS Central America Project

In March 2014, we were awarded an exclusive contract to conduct an archaeological excavation of and recover the remaining valuable cargo from the SS Central America shipwreck located approximately 160 miles off the coast of South Carolina. The ship, which was immortalized in the best-selling book, ‘Ship of Gold in the Deep Blue Sea,’ sank in 1857 with one of the largest documented cargos of gold ever lost at sea.

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

No revenues from this project have been recognized to date because the recovered items have not been monetized, and thus the realized value cannot be fully measured at this time. However, we recognized the Priority Recoupment as a benefit (credit to expense) in the second and third quarters of 2014 because the potential monetization value of the already-recovered cargo is well in excess of the project costs. The Priority Recoupment in the second and third quarter of 2014 was $3.5 million and $2.8 million, respectively. Tens of millions of dollars’ worth of valuable cargo was recovered from the shipwreck in 2014, but the exact value will only be determined by a monetization event. Odyssey has a right to a share of the proceeds from this monetization but is not the owner of the recovered cargo and, that being the case, none of the recovered cargo is carried as inventory on the balance sheet of Odyssey. The first proceeds received by Odyssey from the monetization of the recovered cargo will be used to satisfy any outstanding principal and interest due on the Fifth Third Bank credit facility of May 7, 2014 (See Note I). Any remaining proceeds after paying off the Fifth Third Bank credit facility of May 7, 2014 will be used to satisfy part or all of the entire Monaco loan of August, October, and December 2014 (See Note I).

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

A detailed project design for the archaeological excavation of the site, including a complete plan for recording, documentation, conservation, publication and public education was submitted to the UK Ministry of Defence’s Advisory Group. On October 24, 2014, the UK Ministry of Defence (MOD) announced its consent to proceed with the archaeological investigation and recovery of at-risk artifacts from the HMS Victory (1744) wreck site in accordance with the Project Design that has been approved. In March 2015, the MOD withdrew this permission to address the issues raised in an application for Judicial Review of the original consent. The MHF has informed us they expect the MOD to issue a new consent taking into account the issues raised in the Judicial Review application. An application to the UK Marine Management Organisation (“MMO”) was submitted in December 2014 seeking a permit for regulated activities related to the Victory project. A public consultation period ended in July and the Maritime Heritage Foundation expects to receive further information from the MMO in the coming weeks. Approvals necessary to proceed are expected in the coming months.

Commodity Wreck Program

The Company has negotiated salvage contracts with ship owners that will award 90% of the net recovered cargo value to Odyssey for four separate deep-ocean shipwrecks carrying valuable commodities when they sank. Odyssey’s research has also identified numerous other shipwrecks carrying potentially valuable commodity cargos and these shipwrecks, which don’t require advance salvage agreements. These shipwreck targets have also been added to the program.

Odyssey has conducted tests on our modified 6,000 meter inspection class ROV, a new 3,000 meter depth capable 7160 hull mounted multi-beam, and a 12 kHz 6,000 meter echo-sounder that can be utilized on these commodity projects. In addition, an advanced custom 6,000 meter depth capability search system that utilizes dual 7125 multi-beam systems was delivered in the second quarter of 2014 for use on commodity shipwreck search and inspection projects. In September and October 2014, we fully integrated this new system aboard the Odyssey Explorer and conducted extensive at-sea tests of this new technology. As a result of these system tests several feature enhancements were identified. Manufacturer modifications have since been integrated and additional at-sea system testing was conducted in the second quarter of 2015 in anticipation of deployment of this system on project work in the near future. The capabilities of this new system provide us with an effective deep ocean search system that significantly extends our ability to detect and assess both shipwreck and mineralized deposits down to the depth of 6,000 meters.

During the second quarter of 2015, we conducted search and preliminary inspection operations on the “Olympus” Project, which includes a cluster of five 20th-century commodity shipwrecks in the North Atlantic. As part of this operation, we inspected one previously located wreck and commenced search for four target wrecks from our vast portfolio. All four of the target wrecks were located in a single 30 day rotation. The data gathered from this expedition is being evaluated to determine if cargo recovery efforts will be made on one or more of these shipwrecks at a future date.

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

An option to purchase an additional one million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in December 2014 and early 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. This transaction was a requirement of the March 11, 2015 financing deal.

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

In September 2014, ExO reported that the Environmental Impact Assessment (EIA) for proposed dredging and recovery of phosphate sands from the “Don Diego” deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). This EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to ExO on its EIA application. In full compliance with the SEMARNAT process, a response was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO opted to extend the review period for their Environmental Impact Assessment (EIA) by resubmitting the EIA. Mexican regional elections were held in June 2015 and this additional time is intended to allow ExO to fully brief the regional government officials and community leaders in the Baja California Sur State so that they can thoroughly understand the details of the project and the positive effects it will have on their state and communities.

In August 2014, we entered into a new loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or purchase some Oceanica shares from us at a price of $3.15 (See NOTE I). At December 31, 2014, the outstanding principal amount on the loan was $10.0 million. In March 2015, we entered into a financing agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (i) MINOSA loaned us $14.75 million in the period March 11 through June 30, 2015 and we pledged all of our Oceanica shares as collateral, and (ii) we gave Penelope a call option to acquire all of our Oceanica shares for $40.0 million (See NOTE I and M).

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

There are currently no pending admiralty legal proceedings to which we are a party. We have, however entered into a court-approved Services Agreement with Recovery Limited Partnership for the salvage of the SS Central America arrested in the United States District Court, Eastern District of Virginia. The District Court has determined Recovery Limited Partnership is the real party in interest and salvor-in-possession of the SS Central America. Recovery Limited Partnership’s motion to award title is pending before the court. Until title to the SS Central America cargo recovered in 2014 is awarded to RLP, RLP cannot monetize the cargo and pay Odyssey’s Priority Cost Recoupment of $6.3 million nor its 45% of remaining proceeds after division of the first tranche of proceeds. Determination of ownership of the cargo by the District Court has been delayed by a third party salvage claim, which the District Court dismissed. The dismissal was Appealed to the United States Court of Appeals for the Fourth Circuit which upheld the District Court decision. The claimant’s petition for re-hearing was recently denied by that same court.

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

Three-months ended June 30, 2015, compared to three-months ended June 30, 2014

Increase/(Decrease)			2015 vs. 2014
(Dollars in millions)	2015	2014	$	%

Total revenues	$0.4	$0.3	$0.1	27%

Cost of sales	$0.2	$0.1	$0.1	184%
Marketing, general and administrative	3.4	2.4	1.0	40%
Operations and research	2.8	2.7	0.1	5%

Total operating expenses	$6.4	$5.2	$1.2	23%

Other income (expense)	$(0.8)	$(0.1)	$(0.7)	1040%

Income tax benefit (provision)	$—	$(0.5)	$—	100%

Non-controlling interest	$0.6	$0.4	$(0.2)	50%

Net income (loss)	$(6.1)	$(4.0)	$(2.1)	53%

The explanations that follow are for the three-months ended June 30, 2015, compared to the three-months ended June 30, 2014.

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, artifacts and merchandise, fees from our themed attraction exhibit and expedition charters.

Total revenue in the current quarter was $0.4 million, a $.01 million increase over the revenue in the same period a year ago. The majority of revenue in both quarters was generated from the sales of inventory items such as coins. In the second quarter of 2015, we provided equipment and personnel to a third party offshore operator under a services agreement that generated $0.2 million of expedition revenue.

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

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses increased by $1.0 million from $2.4 million in 2014 to $3.4 million in 2015 as a result of (i) the 2014 period included a credit to expenses of $0.5 million resulting from the reversal of a bad debt provision, (ii) increased legal and transaction costs in 2015 related to the Stock Purchase Agreement signed with MINOSA and the subsequent Shareholders approval of the Agreement in June, and (iii) the accelerated vesting of restricted stock units related to the retirement of the Company’s General Counsel in June 2015.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses increased by $0.1 million from 2014 to 2015, however there were several changes in the components of this expense category. The second quarter of 2014 included a credit to expenses of $3.5 million for the Priority Cost Recoupment on the SS Central America shipwreck project, but included higher operating expenses in the period since the Company’s Odyssey Explorer vessel was working full-time off-shore on this project and the Company was also leasing the Dorado Discovery vessel on a full-time basis for mineral exploration projects. The second quarter of 2015 did not include any credit to expenses for a shipwreck project, but vessel costs were lower since no third party vessel was chartered during this period and the Company’s Odyssey Explorer vessel worked full-time off-shore for only one month in the period.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Total other expense increased from $0.1 million in 2014 to $0.8 million in 2015 primarily as a result of increased interest expense. This interest expense increase is the result of an increase in the interest-bearing debt balance and an increase in the interest rate charged on the mix of debt agreements. The major new debt obligations subsequent to the second quarter of 2014 include a $10 million loan from Monaco and a $14.75 million loan from MINOSA, both loans currently bearing an interest rate of 8%. In the second quarter of 2014, there was an expense of $0.5 million related to an increased investment in Neptune. No further investment in Neptune has been made since then. In 2015, Other income included $0.2 million in income from the change in the fair value of derivative financial instruments primarily caused by volatility, stock price and other assumptions. Other income in 2014 was made up of $0.6 million in income from the change in the fair value of derivative financial instruments ($0.5 million related to the change in the stock price, ($0.2) related to change in volatility, and $0.3 million of other)

Taxes and Non-Controlling Interest

We did not accrue any taxes in the second quarter of either 2015 or 2014. Although the Company has significant tax loss carryforwards, the Company has accrued alternative minimum taxes related to the sale of subsidiary stock in 2013. As a result of an IRS private letter ruling to the company, in 2014 we reversed a $0.5 million provision for income taxes made in 2013.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the second quarter of 2015 was $0.6 million as compared to $0.4 million in the second quarter of 2014. This increase is linked to higher expenditures and a higher net loss of Oceanica in 2015 as it worked on its environmental permit application in Mexico.

Six-months ended June 30, 2015, compared to six-months ended June 30, 2014

Increase/(Decrease)			2015 vs. 2014
(Dollars in millions)	2015	2014	$	%

Total revenues	$0.6	$0.9	$(0.4)	(39%)

Cost of sales	$0.4	$0.2	$0.2	112%
Marketing, general and administrative	6.4	5.4	1.0	18
Operations and research	6.3	9.8	(3.6)	(36)
Common stock issued for subsidiary stock option settlement	2.5	—	2.5	100

Total operating expenses	$15.5	$15.4	0.1	1%

Other income (expense)	$(1.9)	$(0.8)	$(1.2)	(153%)

Income tax benefit (provision)	$—	$0.5	$(0.5)	(100)

Non-controlling interest	$1.1	$1.0	$(0.1)	8%

Net income (loss)	$(15.8)	$(13.8)	$(2.0)	15%

The explanations that follow are for the six-months ended June 30, 2015, compared to the six-months ended June 30, 2014.

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, artifacts and merchandise, fees from our themed attraction exhibit and expedition charters.

Total revenues decreased by $0.4 million in the first six months of 2015 as compared to the same period in 2014 mainly because the 2014 period included revenues from the sale of gold from the Gairsoppa shipwreck that was not replicated in 2015. The majority of revenue in 2015 resulted from the sale of inventory items such as coins, whereas 2014 revenue was the product of coin sales and a sale of gold obtained from refining the silver bullion recovered from the Gairsoppa shipwreck.

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

Operating Expenses

Cost of sales is recorded for the sale of each Republic coin or the sale of merchandise and other items owned by us. We acquired non-refined Gairsoppa silver bars from the UK government. Some of these silver bars and other Gairsoppa merchandise were sold in 2014 and 2015 generating cost of sales. This was the majority of cost of sales in 2014. Cost of sales in 2015 includes a write-down of the carrying value of our inventory of Gairsoppa silver bars as a result of a decline in world silver prices. There is no cost of sales incurred or associated with the Gairsoppa licensing agreement or Gairsoppa gold or silver bullion sales.

Marketing, general and administrative expenses increased from $5.4 million in 2014 to $6.4 million in 2015. This variance of $1.0 million is primarily due to (i) a reversal of a bad debt provision of $0.5 million in 2014, (ii) higher legal and transaction costs in 2015 linked to the Stock Purchase Agreement with MINOSA, (iii) the accelerated vesting of restricted stock units related to the retirement of the Company’s General Counsel in June 2015.

For the first six months of 2015, Operations and research expenses were $6.3 million as compared to $9.8 million for the same period in 2014. The variance of $3.6 million for the first six months of 2015 is primarily due to (i) the Dorado Discovery vessel was chartered for the full period in 2014 and was not chartered in 2015, (ii) the Company’s Odyssey Explorer was operating offshore for most of the period in 2014 whereas in 2015 it only operated offshore for 1 month, and (iii) the 2014 period included a credit to expenses of $3.5 million for the Priority Cost Recoupment on the SS Central America shipwreck project.

Common stock issued for subsidiary stock option settlement was $2.5 million in the first six months of 2015 compared to nil in the same period in 2014. This represents the cost of exchanging 4.0 million newly issued shares of our common stock for cancelling MAKO Resources’ call option on 6 million shares of Oceanica held by us. This transaction ensured that Odyssey maintained majority control over Oceanica.

Other Income and Expense

Total other expense increased from $0.8 million in 2014 to $1.9 million in 2015 primarily as a result of increased interest expense. This interest expense increase is the result of an increase in the interest-bearing debt balance and an increase in the interest rate charged on the mix of debt agreements. The major new debt obligations subsequent to June 2014 include a $10 million loan from Monaco and a $14.75 million loan from MINOSA, both loans currently bearing an interest rate of 8%. In the second quarter of 2014, there was an expense of $0.5 million related to an increased investment in Neptune. No further investment in Neptune has been made since then. Other expense in the first six months of 2015 included $0.3 million income from the change in the fair value of derivative financial instruments primarily due to the change in price and volatility related to our stock as well as other assumptions used in the fair market value calculation. Other expense in the first six months of 2014 included ($0.4) million in expense from the change in the fair value of derivative financial instruments (($0.4) million related to the change in the stock price/volatility, $0.1 million related to the change in the probability of exercise of certain instruments and ($0.1) million of other).

Taxes and Non-Controlling Interest

We did not accrue any taxes in the first six months of either 2015 or 2014. Although the Company has significant tax loss carryforwards, the Company has accrued alternative minimum taxes related to the sale of subsidiary stock in 2013. As a result of an IRS private letter ruling to the company, in 2014 we reversed a $0.5 million provision for income taxes made in 2013.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first six months of 2015 was $1.1 million compared to $1.0 million in the same period in 2014. In both years, our subsea mineral exploration subsidiary was engaged in environmental studies and preparation of the Don Diego MIA.

Liquidity and Capital Resources

	Six-Months Ended
(In thousands)	June 2015	June 2014
Summary of Cash Flows:
Net cash used by operating activities	$(12,178)	$(16,343)
Net cash (used) provided by investing activities	805	(2,648)
Net cash provided by financing activities	13,855	3,400

Net (decrease) increase in cash and cash equivalents	$2,481	$(15,591)

Beginning cash and cash equivalents	3,144	21,322

Ending cash and cash equivalents	$5,624	$5,731

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2015 was $12.2 million, or an improvement of $4.2 million compared to the same period in the previous year, primarily as a result of increased non-cash items and accrued expenses. The 2015 operating cash flows primarily reflected a net loss before non-controlling interest of $16.9 million offset by non-cash items of $5.8 million including common stock issued for subsidiary stock option settlement ($2.5 million, see NOTE J), depreciation and amortization ($0.8 million), share-based compensation ($1.4 million), notes payable interest accretion ($0.7 million), and the change in the fair value of derivative liabilities ($0.3 million, see NOTE L). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $1.1 million. This primarily included an increase in accrued expenses in 2015 of $1.2 million which is mainly comprised of accrued compensation and customer deposits. Other changes in working capital in the first three months of 2015 included a $2.6 million decrease in accounts payable and a $0.5 million decrease in inventory.

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

Cash flows from investing activities for the first six months of 2015 were $0.8 million. Our Nassau street building research and conservation operations were consolidated within our Laurel street location and that building was sold in 2015, providing the majority of these proceeds. No major equipment purchases have been made in 2015.

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

Cash flows provided by financing activities for the first six months of 2015 were $13.9 million. During this period, we borrowed $14.75 million from MINOSA (see Note I). This cash inflow was partially offset by repayment of debt obligations which included $0.7 million in mortgage payable reductions after the sale of our Nassau street building and an additional $0.5 million in payments on the term loan from Fifth Third Bank. The remaining variance in cash flows used for financing activities is due to the change in restricted cash balances.

Cash flows provided by financing activities for the first half of 2014 were $3.4 million. We received $7.4 million of cash advances on a new $10.0 million credit facility with Fifth Third bank. This was offset by repayment of debt obligations; $3.1 million in short term notes payable reductions, and an additional $0.5 million payment on the term loan from Fifth Third Bank. The 2013 $10.0 million Gairsoppa project loan was paid off using $10.0 million in restricted cash held at Fifth Third Bank. The remaining cash flows used for financing activities were mortgage payments.

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2015, we had cash and cash equivalents of $5.6 million, an increase of $2.5 million from the December 31, 2014 balance of $3.1 million. This increase was mainly the result of financing cash inflows from the new loans made to Odyssey by MINOSA in the period March through June 2015.

Financial debt of the company was increased by $14.0 million in the first six months of 2015, from a balance of $21.2 million at December 31, 2014 to a balance of $35.2 million at June 30, 2015. From March 11, 2015, through June 30, 2015, we received loans from MINOSA for a total amount of $14.75 million. Additional financial debt reductions resulted from $0.5 million in scheduled semi-annual payments on our Term Loan with Fifth Third Bank, and $0.7 million of mortgage payments, the bulk of which paid off our Nassau street building mortgage upon the sale of that building in 2015.

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

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor is subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders (received on June 9, 2015), the receipt of regulatory approval, performance by the Company of its obligations under the Purchase Agreement, receipt of certain third party consents, the listing of the underlying common stock on the NASDAQ Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a 1-for-6 reverse stock split, (b) adjust the Company’s authorized capitalization, and (c) establish a classified board of directors (collectively, the “Amendments”). The Amendments will be set forth in a certificate of amendment (the “Amendment Certificate”) to the Company’s articles of incorporation to be filed with the Nevada Secretary of State. Under Section 78.390 of the Nevada Revised Statutes, the Amendments must be approved by the holders of at least a majority of the Company’s outstanding voting securities present in person or by proxy at a meeting of the stockholders at which a quorum is present. In addition, under NASDAQ Rule 5635, the issuance of the shares of preferred stock must be approved by holders of at least a majority of the shares present in person or by proxy at a meeting of the stockholders at which a quorum is present. This approval was obtained at the Annual General Shareholders’ meeting of June 9, 2015. Under the terms of the Purchase Agreement, the Company filed with the Securities and Exchange Commission (the “SEC”) and mailed to its stockholders of record a definitive proxy statement relating to a meeting of the Company’s stockholders (the “Meeting”) for the purpose of, among other things, approving the Purchase Agreement, the Amendments, and the issuance and sale of the shares of preferred stock to the Investor, and to elect individuals designated by the Investor and reasonably acceptable to the Company to the Company’s board of directors, with such individuals constituting a majority of the members of the board of directors.

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

Subject to the terms set forth in the Purchase Agreement, the Lender agreed to provide the Company, through a subsidiary of the Company, with loans of up to $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The Lender loaned the Company the full $14.75 million during the period March 11 through June 30, 2015.

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

Other loans

In 2013, we amended our $5.0 million term loan with Fifth Third Bank (the “Bank”) to extend maturity date from July 11, 2013 to July 11, 2016. In January and July 2014 and in January 2015 we made required semi-annual principal payments of $500,000 reducing the outstanding principal balance to $3.5 million. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit. The term loan is still secured by approximately 24,200 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants. As of June 30, 2015, the loan balance outstanding was $3.5 million.

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The new loan is not tied to any specific shipwreck project. The bank advanced funds based upon our recovery of valuable cargo from shipwrecks over the subsequent twelve months. The advances were based on pre-defined amounts or percentages of the value of the recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 was originally required to cover interest payments when the term loan was advanced. By September 30, 2014, we had received advances of $7.7 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck. As of June 30, 2015, the loan balance outstanding was $7.7 million. On May 7, 2015, we amended this $10.0 million credit facility with Fifth Third Bank. Pursuant to the amendment, (i) the maturity date of the loan was extended to December 11, 2015, (ii) on or before August 31, 2015, we are required to make a loan principal payment of not less than $1.4 million, (iii) additional principal payments may be requested by the Bank prior to the maturity date if we receive cash in excess of $1.0 million that is not related to our normal course of business operations, is not related to new funding of a specific project, or is not an amount scheduled to be received in 2015 pursuant to the Purchase Agreement, (iv) immediate payment was due of the current interest of $30,000 and bank loan amendment fees of $20,000, (v) Bank consent is required for any new loans or financing other than those included in the Purchase Agreement, and (vi) the full loan balance is immediately due to the Bank on June 9, 2015 if our stockholders did not approve the Purchase Agreement at our Annual Stockholders Meeting on June 9, 2015, which they did.

On August 14, 2014, we entered into a loan agreement with a strategic marketing partner that provides for loans of up to an aggregate amount of $10.0 million. At closing, we borrowed $5.0 million, with the right to borrow the remainder in two tranches of $2.5 million each upon the achievement of milestones set forth in the loan agreement. On October 1, 2014, we received the Second Tranche of $2,500,000 on this loan facility. Advances under the loan agreement bear interest at a rate of 8.0% for the first year and 11.0% thereafter. The credit facility provides for monthly payments of interest only, with the principal amount and all accrued interest due and payable on August 14, 2016. As further consideration for the credit facility, we agreed to assign to the lender 100,000 shares Odyssey owns in Oceanica Resources and granted the lender the right to convert the outstanding loan balance into shares of Oceanica Resources or to purchase additional shares of Oceanica Resources from Odyssey if the loan is repaid. Odyssey’s obligations under the credit facility are secured by specified assets, including a portion of Odyssey’s shares in Oceanica Resources. Our obligation to repay the principal and accrued interest may be accelerated at the option of the lender if an event of default, as specified in the loan agreement, occurs. We may prepay the outstanding loan balance before the maturity date (See NOTE I and NOTE L). As of June 30, 2015, the loan balance outstanding was $10.0 million.

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan had an initial maturity date of July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In July 2013 when the above noted mortgage was scheduled to mature, we extended it on substantially the same terms that previously existed. The new maturity date is July 2016. As of June 30, 2015, the loan balance outstanding was $1.1 million.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2015 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities and recovered cargo, generating income from shipwreck or mineral exploration charters, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. We can offer no assurance any of our planned projects will be successful in providing additional cash during 2015. We have been the target of repeated attacks by third parties seeking to drive down our stock price. These attacks are primarily organized by certain short-sellers seeking to distort the truth and thereby profit from the decline of our company’s share price (“short and distort”). These attacks have taken the form of public false statements, misrepresentations, and scare tactics in unregulated internet media channels, as well as direct and indirect attempts to disrupt our business by seeking to negatively influence our business partners and business ventures. These attacks have had a consequence on our share price, on our various business deals, and on our ability to secure certain financing alternatives. We received a letter from NASDAQ on March 9, 2015 stating that the Company’s closing bid price on the NASDAQ Capital Market had not maintained a minimum bid price of $1.00 for 30 consecutive business days and that the Company has 180 calendar days to cure the situation. The Company may be eligible for more than 180 days to cure the situation, but if the situation is not cured then the Company’s shares could be de-listed from the exchange. Our 2015 business plan requires us to generate new cash inflows during 2015 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015 we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments, or exercise their call option on our Oceanica shares. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2014—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at June 30, 2015 was $5.6 million which is insufficient to support operations through the end of 2015. We have a working capital deficit at June 30, 2015 of $25.2 million. We have a bank loan of $7.7 million that matures in 2015 the $14.75 million loan from MINOSA matures in September 2015 or March 2016 and the $10.0 million Monaco loan matures in installments from August through December 2016. Even though our total assets on our consolidated balance sheet are $25.3 million, the majority of these assets are secured as collateral against our loans and the related fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

As of June 30, 2015, the impact of recent accounting pronouncements on our business is not considered to be material.

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

Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $838 per month until maturity in July 2016. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation, at most, by approximately $2,311 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,510. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the two quarters of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, (i) a minimum bid requirement, and (ii) a minimum market capitalization. The closing bid price for our common stock must remain at or above $1.00 per share to comply with NASDAQ’s minimum bid requirement for continued listing. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive trading days, NASDAQ may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else NASDAQ may make a determination to delist our common stock. NASDAQ also requires that we have a minimum market capitalization of $35 million. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

To continue as a going concern, we are heavily dependent on the completion of the Stock Purchase Agreement and Preferred Share deal approved by our Shareholders on June 9, 2015 with Penelope Mining, LLC (“Penelope”) or other material cash inflows. As of the date of this report, Penelope has not yet performed the Initial Closing on the Preferred Share deal.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

10.1	Transition agreement of the Secretary and General Counsel

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 7, 2015	By:	/s/ Philip S. Devine
Philip S. Devine, Chief Financial
Officer and Authorized Officer