Form 10-Q
period 2015-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2015-11-05
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 15, 2015 was 89,796,469.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,840,401	$3,143,550
Restricted cash	212,116	520,728
Accounts receivable and other, net	596,781	6,476,049
Inventory	335,013	674,992
Other current assets	495,308	655,662

Total current assets	3,479,619	11,470,981

PROPERTY AND EQUIPMENT
Equipment and office fixtures	24,320,000	24,895,343
Building and land and other	196,381	3,758,688
Building and land held for sale	3,567,722	1,024,999
Accumulated depreciation	(22,778,808)	(22,443,492)

Total property and equipment	5,305,295	7,235,538

NON-CURRENT ASSETS
Accounts receivable	6,290,465	—
Inventory	4,478,595	5,110,967
Other non-current assets	1,008,019	1,272,053

Total non-current assets	11,777,079	6,383,020

Total assets	$20,561,993	$25,089,539

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,425,425	$5,070,973
Accrued expenses and other	3,687,821	2,387,962
Deferred income	383,148	—
Derivative liabilities	2,482,190	2,226,445
Mortgage and loans payable	30,783,245	9,356,724

Total current liabilities	39,761,829	19,042,104

LONG-TERM LIABILITIES
Mortgage and loans payable	4,385,553	11,808,157
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	9,029,303	16,451,907

Total liabilities	48,791,132	35,494,011

Commitments and contingencies (NOTE H)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 9,567,600 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 242,400 shares authorized; 0 and 32,400 issued and outstanding, respectively	—	3
Common stock – $.0001 par value; 150,000,000 shares authorized; 89,796,469 and 85,582,502 issued and outstanding	8,980	8,558
Additional paid-in capital	202,976,283	198,323,630
Accumulated deficit	(222,848,197)	(202,427,252)

Total stockholders’ equity/(deficit) before non-controlling interest	(19,862,934)	(4,095,061)
Non-controlling interest	(8,366,205)	(6,309,411)

Total stockholders’ equity/(deficit)	(28,229,139)	(10,404,472)

Total liabilities and stockholders’ equity/(deficit)	$20,561,993	$25,089,539

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUE
Artifact sales and other	$1,368,795	$95,046	$1,689,968	$982,912
Exhibit	12,500	25,000	45,852	51,484
Expedition	77,358	—	281,667	—

Total revenue	1,458,653	120,046	2,017,487	1,034,396

OPERATING EXPENSES
Cost of sales – artifacts and other	873,517	27,026	1,250,982	204,516
Marketing, general and administrative	2,630,094	2,782,362	9,000,307	8,191,210
Operations and research	2,306,053	5,114,499	8,557,109	14,957,889
Common stock issued for subsidiary stock option settlement	—	—	2,520,000	—

Total operating expenses	5,809,664	7,923,887	21,328,398	23,353,615

INCOME (LOSS) FROM OPERATIONS	(4,351,011)	(7,803,841)	(19,310,911)	(22,319,219)

OTHER INCOME (EXPENSE)
Interest income	27	557	122	25,194
Interest expense	(1,206,662)	(268,892)	(2,888,386)	(931,819)
Change in derivative liabilities fair value	(4,732)	305,841	(255,745)	676,820
(Loss) from unconsolidated entity	—	—	—	(522,500)
Other	(11,944)	92,497	(22,819)	113,540

Total other income (expense)	(1,223,311)	130,003	(3,166,828)	(638,765)

(LOSS) BEFORE INCOME TAXES	(5,574,322)	(7,673,838)	(22,477,739)	(22,957,984)
Income tax benefit (provision)	—	—	—	481,055

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(5,574,322)	(7,673,838)	(22,477,739)	(22,476,929)
Non-controlling interest	994,067	258,714	2,056,794	1,247,166

NET (LOSS)	$(4,580,255)	$(7,415,124)	$(20,420,945)	$(21,229,763)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(.05)	$(.09)	$(.23)	$(.25)

Weighted average number of common shares outstanding with participating securities per the two-class method
Basic	89,781,577	85,271,429	88,655,418	84,707,367

Diluted	89,781,577	85,271,429	88,655,418	84,707,367

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(22,477,739)	$(22,476,929)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	1,093,747	3,802,547
Loss in unconsolidated entity	—	522,500
Reversal of bad debt provision	—	(522,500)
Loss on sale of building and land	29,404	—
Loan fee amortization	—	15,046
Change in derivatives liabilities fair value	255,745	(676,820)
Note payable interest accretion	1,277,024	302,744
Inventory markdown	151,922	—
Common stock issued for subsidiary stock option settlement	2,520,000	—
Senior debt interest settled with common stock	—	73,037
Share-based compensation	2,135,071	1,785,306
(Increase) decrease in:
Accounts receivable	(411,197)	(6,213,432)
Inventory	972,352	(286,534)
Other assets	272,467	2,043,110
Increase (decrease) in:
Accounts payable	(2,645,548)	359,400
Accrued expenses and other	1,446,662	(1,750,527)

NET CASH (USED) BY OPERATING ACTIVITIES	(15,380,090)	(23,023,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	850,000	—
Purchase of property and equipment	(42,828)	(2,830,198)
Acquisition of subsidiary	(2,000)	—

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	805,172	(2,830,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable	14,750,001	12,684,514
Restricted cash held as collateral on loans payable	308,612	10,021,384
Repayment of mortgage and loans payable	(1,786,844)	(14,463,332)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,271,769	8,242,566

NET (DECREASE) INCREASE IN CASH	(1,303,149)	(17,610,684)

CASH AT BEGINNING OF PERIOD	3,143,550	21,322,257

CASH AT END OF PERIOD	$1,840,401	$3,711,573

SUPPLEMENTARY INFORMATION:
Interest paid	$1,098,719	$648,547
Income taxes paid	$—	$15,000

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$—	$113,126
Debt repayment with common shares	$—	$2,347,826
Investment in unconsolidated entity per debt conversion into equity shares (see NOTE F)	$—	$522,500

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2015, and the results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc., Odyssey Marine Entertainment, Inc., Odyssey Marine Enterprises, Ltd., Marine Exploration Holdings, LLC, Odyssey Marine Management, Ltd., Oceanica Marine Operations, S.R.L., Aldama Mining Company, S. De R.L. De C.V., Telemachus Minerals, S. De R.L. De C.V. and majority interest in Oceanica Resources, S.R.L. and Exploraciones Oceanicas, S. De R.L. De C.V. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling interest are presented within equity and net income, and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing inter-company balances, which are eliminated upon consolidation, include features allowing the liability to be converted into equity, which if exercised, could increase the direct or indirect interest of the Company in the non-wholly owned subsidiaries.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company has income, the Company will calculate basic earnings per share using the two-class method, if required, pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of the Senior Convertible Note disclosed in Note I because the note qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss as the holder of the Convertible Notes does not participate in losses.

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

At September 30, 2015 and 2014, weighted average common shares outstanding year-to-date were 88,083,259 and 84,420,661, respectively. For the periods ended September 30, 2015 and 2014, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Average market price during the period	$0.37	$1.22	$0.58	$1.69

In the money potential common shares from options excluded	—	—	—	—
In the money potential common shares from warrants excluded	—	—	—	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Out of the money options and warrants excluded:
Stock options with an exercise price of $1.04 per share	1,652,000	—	1,652,000	—
Stock options with an exercise price of $1.07 per share	50,000	—	50,000	—
Stock options with an exercise price of $1.74 per share	—	51,750	—	51,750
Stock options with an exercise price of $2.20 per share	952,444	969,610	952,444	969,610
Stock options with an exercise price of $2.73 per share	644,469	644,469	644,469	644,469
Stock options with an exercise price of $2.74 per share	609,399	633,835	609,399	633,835
Stock options with an exercise price of $2.89 per share	944,482	983,822	944,482	983,822
Stock options with an exercise price of $3.25 per share	100,000	100,000	100,000	100,000
Stock options with an exercise price of $3.40 per share	—	100,000	—	100,000
Stock options with an exercise price of $3.43 per share	40,000	40,000	40,000	40,000
Stock options with an exercise price of $3.50 per share	100,000	100,000	100,000	100,000
Stock options with an exercise price of $3.90 per share	20,000	20,000	20,000	20,000
Warrants with an exercise price of $3.60 per share	1,562,500	1,562,500	1,562,500	1,562,500

Total anti-dilutive warrants and options excluded from EPS	6,675,294	5,205,986	6,675,294	5,205,986

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Potential common shares from Convertible Preferred Stock excluded from EPS	—	32,400	—	32,400

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Potential common shares from unvested restricted stock awards excluded from EPS	1,526,635	630,489	1,526,635	630,489

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$(4,580,255)	$(7,415,124)	$(20,420,945)	$(21,229,763)

Numerator, basic and diluted net income (loss) available to stockholders	$(4,580,255)	$(7,415,124)	$(20,420,945)	$(21,229,763)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	89,781,577	85,271,429	88,655,418	84,707,367

Common shares outstanding for basic	89,781,577	85,271,429	88,655,418	84,707,367

Shares used in computation – diluted:
Common shares outstanding for basic	89,781,577	85,271,429	88,655,418	84,707,367

Shares used in computing diluted net income per share	89,781,577	85,271,429	88,655,418	84,707,367

Net (loss) per share – basic	$(0.05)	$(0.09)	$(0.23)	$(0.25)
Net (loss) per share – diluted	$(0.05)	$(0.09)	$(0.23)	$(0.25)

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

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission. See NOTE M.

NOTE C – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an interest-bearing account from which principal and interest payments are made. This mortgage loan has since been amended to have a maturity date of December 17, 2015. As amended, the loan calls for a restricted cash balance of $400,000 to be funded annually for principal and interest payments (see NOTE I). The balance in the restricted cash account is held as additional collateral by the Bank and is not available for operations. The balance in this account at September 30, 2015, was $100,237.

During May 2014, we entered into a $10.0 million project loan facility with the Bank (see NOTE I). Per the agreement, we deposited, from the loan proceeds, $500,000 into a restricted bank account to cover principal and interest payments. This account balance is also pledged as additional security for the loan. This loan was amended in 2015 to have a maturity date of December 17, 2015. The balance in this account at September 30, 2015, was $111,879.

NOTE D – ACCOUNTS RECEIVABLE

Our current and non-current accounts receivable consist of the following:

	September 30, 2015	December 31, 2014
Trade	$11,429,856	$11,053,118
Other	88,983	54,524
Reserve allowance	(4,631,593)	(4,631,593)

Total accounts receivable, net	$6,887,246	$6,476,049

The trade receivable balance at September 30, 2015 and December 31, 2014 consists primarily of (i) a trade receivable from Neptune Minerals, Inc. for which a reserve allowance for the full amount, $4,631,593, has been made, and (ii) a trade receivable on our right to a priority cost recoupment on the SS Central America shipwreck project. We recorded a priority recoupment of costs in the amount $6,290,465 as a reduction to our Operations and research costs for the year ended December 31, 2014. These amounts are based on set and determinable contractual amounts for the recovery of the SS Central America shipwreck. These determinable amounts define the fixed obligation due to us for our services rendered as it relates to Priority Recoupment. We are awaiting court approval so we may assist in monetizing these assets permitting us to collect this receivable. During the quarter ended June 30, 2015, after reviewing the court process surrounding this case as well as reviewing the expected process in the coming months, we reclassified this receivable as long term based on our current estimate of the timing of monetization. Based on the underlying merits of the case, we still believe this receivable is probable and reasonably assured of collectability. See revenue recognition and accounts receivable in NOTE B.

NOTE E – INVENTORY

Our current and non-current inventory consists of the following:

	September 30, 2015	December 31, 2014
Recovered cargo	$4,728,436	$5,681,264
Packaging	56,236	70,560
Merchandise	279,959	405,467
Merchandise reserve	(251,023)	(371,332)

Total inventory	$4,813,608	$5,785,959

Of these amounts, $4,478,595 and $5,110,967 are classified as non-current as of September 30, 2015 and December 31, 2014, respectively. Based on the fair market value of silver at March 31, 2015 and our inventory valuation policy, we recorded a charge to “Cost of goods sold” for the mark down of our silver Gairsoppa bars of $151,922 to fairly represent the net realizable value.

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

At September 30, 2015, our estimated share of unrecognized DOR (NMI) losses are approximately $20.7 million. We have not recognized the accumulated $20.7 million in our income statement because these losses exceed our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. Based on the NMI and DOR transactions described above, we believe it is appropriate to allocate this loss carryforward of $20.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2014. We do reasonably believe NMI’s losses for the first nine months of 2015 are minimal. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during July 2013, we, along with a second creditor, loaned funds to NMI of which our share was $500,000, and this indebtedness was evidenced by a convertible note. This funding was not for the purpose of funding NMI’s prior losses but for current requirements. Per ASC 323-10-35-29: Additional Investment After Suspension of Loss Recognition, we concluded this loan did not increase our ownership nor was it to be considered in-substance stock. Based on the financial position of NMI at December 31, 2013, we reserved for this note in its entirety. This note carried an interest rate of 6% per annum and matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. In April 2014, the note was converted into

5,225 shares of Series A Preferred non-voting stock. These shares are convertible into 522,500 shares of Class B non-voting common stock and require no further exchange of consideration for conversion. As a result of this conversion of the loan into equity, we recognized $522,500 of additional investment in NMI and appropriately wrote it down to the loss in unconsolidated entity in 2014.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI. At September 30, 2015, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent an approximate 3% equity stake in CRP. With CRP being a thinly traded stock on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. At September 30, 2015, the net carrying value of our investment in CRP was zero in our consolidated financial statements.

NOTE G – INCOME TAXES

During the nine-month period ended September 30, 2015, we generated approximately $17.5 million of federal net operating loss (“NOL”) carryforwards and $4.3 million of foreign NOL carryforwards. As of September 30, 2015, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $146.6 million and net operating loss carryforwards for foreign income tax purposes of approximately $17.6 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2035.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at September 30, 2015. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of September 30, 2015. There was no U.S. income tax expense for the nine months ended September 30, 2015 due to the generation of net operating losses.

The increase in the valuation allowance as of September 30, 2015 is due to the generation of approximately $21.7 million in net operating loss carryforwards year-to-date.

The change in the valuation allowance is as follows:

September 30, 2015	$66,695,223
December 31, 2014	60,312,726

Change in valuation allowance	$6,382,497

Our estimated annual effective tax rate as of September 30, 2015 is 31.25% while our September 30, 2015 effective tax rate is 0.0% because of the full valuation allowance.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The earliest tax year still subject to examination by a major taxing jurisdiction is 2013.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are currently not a party to any pending litigation.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2015 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities and recovered cargo, generating income from shipwreck or mineral exploration charters, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. We received a letter from NASDAQ on March 9, 2015 stating that the Company’s closing bid price on the NASDAQ Capital Market had not maintained a minimum bid price of $1.00 for 30 consecutive business days and that the Company had 180 calendar days to cure the situation. The Company was unable to cure this continued listing requirement deficiency, and we received a de-listing notice from NASDAQ on September 9, 2015. We appealed this decision, and NASDAQ subsequently agreed to grant us an extension until March 7, 2016 to cure this deficiency. The Company’s shares continue to trade normally on the NASDAQ market. If the $1.00 minimum bid price requirement is not cured, then the Company’s shares would be de-listed from NASDAQ. Our 2015 business plan requires us to generate new cash inflows during 2015 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments, or exercise their call option on our Oceanica shares. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2014—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at September 30, 2015 was $1.8 million which is insufficient to support operations through the end of 2015. We have a working capital deficit at September 30, 2015 of $36.3 million. During the third quarter of 2015, we amended our three bank loans, which had as a consequence that $11.8 million of bank loans mature on December 17. 2015. We also amended the $14.75 million MINOSA loan so that it matures on December 31, 2015. The $10.0 million Monaco loan matures in installments from August through December 2016. Even though our total assets on our consolidated balance sheet are $20.6 million, the majority of these assets are secured as collateral against our loans and the related fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE I – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated debt consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Term loan	$3,000,000	$4,000,000
Project term loans	16,396,297	15,502,422
Promissory note	14,750,001	—
Mortgages payable	1,022,500	1,662,459

	$35,168,798	$21,164,881

Term Loan

Our current term loan with Fifth Third Bank, which is a result of amending its predecessor during July 2013 and September 2015, has a maturity date in December 17, 2015. This facility bears floating interest at the one-month LIBOR rate as reported in the Wall Street Journal plus 500 basis points. Beginning January 2014, we were required to make semi-annual payments of $500,000. Any prepayments made in full or in part were without premium or penalty. No restricted cash payments are required to be kept on deposit. This facility has substantially the same terms as its predecessors as disclosed in our previous Securities and Exchange Commission’s filings.

This term loan is secured by approximately 21,962 numismatic coins recovered from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the Bank. The carrying value of the borrowing base is not to exceed forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. All three of the Bank loans are cross-collateralized. The Company is required to comply with a number of customary covenants. The significant covenants include: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances without the consent of the Bank, the

Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval. We were in compliance with all covenants at September 30, 2015. At September 30, 2015, the outstanding loan balance for this term loan is $3,000,000.

Project Term Loans

Loan one

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million, the first $5.0 million of which (the “First Tranche”) was advanced upon execution of the Loan Agreement. Subject to the satisfaction of conditions set forth in the Loan Agreement, we had the right to borrow up to an additional $5.0 million in two separate advances of $2.5 million each, which we refer to as the “Second Tranche” and the “Third Tranche.” Each of the three advances is evidenced by separate promissory notes (the “Notes”). The Second Tranche was advanced on October 1, 2014, and the Third Tranche was advanced on December 1, 2014. The outstanding balance of these Notes at September 30, 2015 was $10.0 million. The book carrying value of these notes was $8,711,783. The difference between the outstanding and carrying values is due to the fair value of derivatives discussed further in NOTE L.

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

No value was assigned to the multi-year exclusive marketing agreement (entered into with Monaco at the same time as the Loan Agreement) because the value attributable to the multi-year exclusive marketing agreement is compensatory in nature. The value of the compensation will be determined when i) the valuable trade cargo is recovered, and ii) the marketing and sales activities are successful. Accordingly, the compensation related to the 5% fee will be a period expense in the period incurred, or when a sale takes place. The assignment to Monaco of 100,000 shares of Oceanica was valued at $250,000 and was included as part of the allocation of proceeds. The financing basis allocated to the Notes is subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the year ended September 30, 2015 amounted to $893,876. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income.

Loan two

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third Bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The facility called for the advancement of funds based upon our recovery of valuable cargo from shipwrecks over the subsequent 12 months. The advances were set at pre-defined amounts or percentages of the value of a project’s recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. Collateral for this loan is in the form of our financial rights to proceeds from the monetization of the recovered cargo on the SS Central America shipwreck. All three of the Bank loans are cross-collateralized. The interest rate on the new loan is a floating rate equal to the one-month LIBOR rate plus 500 basis points. An origination fee of $50,000 was paid at closing. This facility was amended in May and September 2015 and has a maturity date of December 17, 2015. An origination fee of $20,000 was paid at closing. A restricted cash deposit of $500,000 was initially required to cover interest payments when the term loan was funded, or portion thereof. We are required to comply with a number of customary affirmative and negative covenants of which we were in compliance at September 30, 2015. The proceeds are to be used to fund various project recovery costs. The unused portion of the original credit facility is no longer available for use. At September 30, 2015, the outstanding loan balance on this credit facility was $7,684,514.

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

Promissory Note

On March 11, 2015, in connection with a Stock Purchase Agreement (See NOTE J), Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). The Call Option was amended on April 10, 2015 whereby in specified circumstances, as disclosed in our Form 8-K filed with the Securities and Exchange Commission on April 15, 2014, the expiration date of the Option Agreement will be extended to a two-year period and the Option Consideration will be reduced to $20.0 million. Management believes the likelihood of the specified circumstances occurring is remote and not likely. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt at September 30, 2015 was $14.75 million.

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

The option amount of $383,148 represents a debt discount. This discount will be accreted up to face value using the effective interest method. Amortization for the nine-months ended September 30, 2015 amounted to $383,148. Accrued interest recorded on the note for the nine-months ended September 30, 2015 amounted to $508,055.

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

During July 2013, when the above noted mortgage matured, we extended it under substantially the same terms that previously existed. In September 2015, we amended the loan so that the new maturity date is December 17, 2015. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest are required. This loan is secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. All three of the Bank loans are cross-collateralized. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. As of September 30, 2015, the loan balance outstanding was $1,022,500. In September 2015, we decided to offer the building for sale, thus the asset is shown on our balance sheet as Building and land held for sale.

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

Stock-Based Compensation

We have two stock incentive plans. The first is the 2005 Stock Incentive Plan that expired in August 2015. After the expiration of this plan, equity instruments cannot be granted but this plan shall continue in effect until all outstanding awards have been exercised in full or are no longer exercisable and all equity instruments have vested or been forfeited.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three and nine-month periods ended September 30, 2015 and 2014 was $504,732 and $607,106 and $1,898,111 and $1,827,767, respectively.

We did not grant stock options in the three-month periods ended September 30, 2015 and 2014. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE K – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At September 30, 2015, our uninsured cash balance was approximately $1,776,272.

Our term loans bear a variable interest rate based on LIBOR and our primary mortgage bears interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. These instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases by approximately, on average, $812 per month until maturity in July 2016. An increase of 100 basis points to the interest rate on our term loans increases our interest obligation, at most, by approximately, on average, $2,527 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,510. See NOTE I. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material.

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of September 30, 2015 and December 31, 2014 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	September 30,	December 31,
	2015	2014
Derivative liabilities:
Embedded derivatives derived from:
2014 Convertible Promissory Notes	$2,466,191	$2,115,318

	2,466,191	2,115,318

Warrant derivatives
Senior Convertible Notes	15,999	111,127

Warrant derivatives	15,999	111,127

Total derivative liabilities	$2,482,190	$2,226,445

	September 30,	December 31,
	2015	2014
Common shares linked to derivative liabilities:
Embedded derivatives:
2014 Convertible Promissory Notes*	3,174,604	3,174,604

	3,174,604	3,174,604

Warrant derivatives
Senior Convertible Notes	1,562,500	1,562,500

	1,562,500	1,562,500

Total common shares linked to derivative liabilities	4,737,104	4,737,104

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$—	$—	$—	$47,243
2014 Convertible Promissory Notes	(18,889)	(153,175)	(350,873)	(153,175)
Warrant derivatives	14,157	459,016	95,128	782,752

Total derivative income (expense)	$(4,732)	$305,841	$(255,745)	$676,820

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of September 30, 2015 and the inception dates (Tranche 1 – August 14, 2014, Tranche 2 – October 1, 2014, Tranche 3 – December 1, 2014):

Tranche 1 – August 14, 2014:	September 30, 2015	September 30, 2014	August 14, 2014
Underlying price on valuation date*	$2.50	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity	0.87 Years	1.87 Years	2.00 Years
Implied expected term to maturity	0.83 Years	1.68 Years	1.85 Years
Market volatility:
Range of volatilities	91.0% - 123.9%	55.5% - 70.5%	37.0% - 62.2%
Equivalent volatilities	103.21%	62.3%	51.2%
Contractual interest rate	11.00%	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.00%	9.50%	9.50%
Range of credit risk adjusted yields	3.31% - 4.23%	3.97% - 4.61%	3.94% - 4.45%
Equivalent credit risk adjusted yield	3.31%	4.24%	4.15%

Tranche 2 – October 1, 2014:	September 30, 2015	October 1, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.01 Years	2.00 Years
Implied expected term to maturity	0.96 Years	1.79 Years
Market volatility:
Range of volatilities	89.5% - 114.9%	58.6% - 75.3%
Equivalent volatilities	99.87%	68.00%
Contractual interest rate	11.00%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.00%	9.25%
Range of credit risk adjusted yields	3.31% - 4.23%	3.97% - 4.61%
Equivalent credit risk adjusted yield	3.31%	4.24%

Tranche 3 – December 1, 2014:	September 30, 2015	December 1, 2014
Underlying price on valuation date*	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15
Contractual term to maturity	1.17 Years	2.00 Years
Implied expected term to maturity	1.09 Years	1.76 Years
Market volatility:
Range of volatilities	87.8% - 110.2%	61.8% - 79.8%
Equivalent volatilities	98.87%	72.2%
Contractual interest rate	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	10.25%	9.25%
Range of credit risk adjusted yields	3.31% - 4.23%	4.29% - 4.84%
Equivalent credit risk adjusted yield	3.39%	4.52%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore its shares do not trade on a public exchange. As a result, the underlying value must be based on private sales of the subsidiary’s shares because that is the best indicator of the value of the shares. There has been a sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly the underlying price used in the MCS calculations for the inception dates and quarter ended September 30, 2015 was $2.50.

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the nine-months ended September 30, 2015 and 2014.

	For the nine-months ended September 30,
	2015	2014
Balances at January 1	$—	$47,243
Issuances	—	—
Expirations from redemptions of host contracts reflected in income	—	—
Changes in fair value inputs and assumptions reflected in income	—	(47,243)

Balances at September 30	$—	$—

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the nine months ended September 30, 2015.

	September 30, 2015	September 30, 2014
Balances at January 1	$2,115,318	$—
Issuances	—	831,746
Changes in fair value inputs and assumptions reflected in income	350,873	153,175

Balances at September 30	$2,466,191	$984,921

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

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of September 30, 2015 or September 30, 2014.

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 1,562,500 shares of common stock as of September 30, 2015, September 30, 2014 and December 31, 2014:

	September 30		December 31,
	2015	2014	2014
Linked common shares	1,562,500	1,562,500	1,562,500
Quoted market price on valuation date	$0.36	$0.91	$0.93
Contractual exercise rate	$3.60	$3.60	$3.60
Term (years)	1.61	2.61	2.40
Range of market volatilities	83.6% - 106.3%	57.0% - 79.7%	59.9% - 73.9%
Risk free rates using zero coupon US Treasury Security rates	0.04% - 0.33%	0.02% - 0.58%	0.04% - 0.67%

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the nine months ended September 30, 2015 and 2014.

	Nine-months ended September 30,
	2015	2014
Balances at January 1	$111,127	$970,823
Changes in fair value inputs and assumptions reflected in income	(95,128)	(829,995)

Balances at September 30	$15,999	$140,828

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE M – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250
Oceanica call option	383,148	—

Total deferred income and participating revenue rights	$5,026,898	$4,643,750

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

Galt Resources, LLC

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any one project Galt selected prior to December 31, 2011. If the project is successful and generates sufficient proceeds, Galt will recoup their investment plus three times the investment. Galt’s investment return will be paid out of project proceeds. Galt will receive 50% of project proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. Subsequent to the original syndication deal, we reached an agreement permitting Galt to bifurcate their selection between two projects, the SS Gairsoppa and HMS Victory with the residual 1% on additional net proceeds assigned to the HMS Victory project only. The bifurcation resulted in $3,756,250 being allocated to each of the two projects. Therefore, Galt will receive 7.5125% of net proceeds from the HMS Victory project after they recoup their investment of $3,756,250 plus three times the investment. Galt has been paid in full for their share of the Gairsoppa project investment. There are no future payments remaining due to Galt for the Gairsoppa project. Based on the timing of the proceeds earmarked for Galt, the relative corresponding amount of Galt’s revenue participation right of $3,756,250 was amortized into revenue in 2012 based upon the percent of Galt-related proceeds from the sale of silver as a percentage of total proceeds that Galt earned under the revenue participation agreement ($15.0 million). There is no expiration date on the Galt deal for the HMS Victory project. If the archaeological excavation of the shipwreck is performed and insufficient proceeds are obtained, then the deferred income balance will be recognized as other income. If the archaeological excavation of the shipwreck is performed and sufficient proceeds are obtained, then the deferred income balance will be recognized as revenue.

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

NOTE N – SUBSEQUENT EVENT

During October 2015 we entered into a loan agreement with a private lender that provides financing of up to $2.0 million. We received the initial advance of $1.0 million on October 30, 2015. The agreement provides for the investor to advance an additional $1.0 million to us on the earlier of (a) the date on which we and the investor (or their respective affiliates) enter into a definitive agreement relating to their acquisition of certain assets from us, subject to their obligation to satisfy certain indebtedness of us, or (b) the date on which they notify us that they desire to make the additional advance and, at their election, for us to repay the advances in-kind by assigning certain specified assets of ours to them, subject to their obligation to satisfy certain indebtedness of us. We are currently negotiating the terms and conditions of the definitive agreement which may include assets and obligations otherwise not in the current loan agreement. Advances under the loan agreement bear interest at the rate of 12.0% per annum, subject to a default rate of 14.0% per annum. Unless sooner satisfied, all principal and accrued interest under the loan agreement is due and payable on December 18, 2015. The loan agreement provides for customary remedies if an event of default occurs.

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

During the second quarter of 2015, our owned vessel, the Odyssey Explorer conducted search and preliminary inspection operations on the “Olympus” Project, which includes a cluster of five 20th-century shipwrecks in the North Atlantic. The data gathered from this expedition is being evaluated to determine if cargo recovery efforts will be made on one or more of these shipwrecks at a future date. During the third quarter of 2015, the Odyssey Explorer conducted tests of its deep-tow system and searched for some shipwrecks near the UK. The Odyssey Explorer is currently being deployed in the Eastern part of the Mediterranean for various shipwreck projects for which we are working as a contractor. We continue to await UK government approval to commence archaeological excavation of the HMS Victory shipwreck.

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

No revenues from this project have been recognized to date because the recovered items have not been monetized, and thus the realized value cannot be fully measured at this time. However, we recognized the Priority Recoupment as a benefit (credit to expense) in the second and third quarters of 2014 because the potential monetization value of the already-recovered cargo is well in excess of the project costs. The Priority Recoupment in the second and third quarter of 2014 was $3.5 million and $2.8 million, respectively. Tens of millions of dollars’ worth of valuable cargo was recovered from the shipwreck in 2014, but the exact value will only be determined by a monetization event. Odyssey has a right to a share of the proceeds from this monetization but is not the owner of the recovered cargo and, that being the case, none of the recovered cargo is carried as inventory on the balance sheet of Odyssey. The first proceeds received by Odyssey from the monetization of the recovered cargo will be used to satisfy any outstanding principal and interest due on the Fifth Third Bank credit facility of May 7, 2014 (See Note I) that matures on December 17, 2015. Any remaining proceeds after paying off the Fifth Third Bank credit facility of May 7, 2014 will be used to satisfy part or all of the entire Monaco loan of August, October, and December 2014 (See Note I).

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

A detailed project design for the archaeological excavation of the site, including a complete plan for recording, documentation, conservation, publication and public education was submitted to the UK Ministry of Defence’s Advisory Group. On October 24, 2014, the UK Ministry of Defence (MOD) announced its consent to proceed with the archaeological investigation and recovery of at-risk artifacts from the HMS Victory (1744) wreck site in accordance with the Project Design that has been approved. In March 2015, the MOD withdrew this permission to address the issues raised in an application for Judicial Review of the original consent. The MHF has informed us they expect the MOD to issue a new consent taking into account the issues raised in the Judicial Review application. An application to the UK Marine Management Organisation (“MMO”) was submitted in December 2014 seeking a permit for regulated activities related to the Victory project. A public consultation by the MMO was completed in July 2015 and the Maritime Heritage Foundation is awaiting further information from the MMO. Approvals necessary to proceed are expected in the coming months.

Commodity Wreck Program

The Company has identified many modern-era shipwrecks that were carrying valuable commodity cargoes. We have secured rights to some of these shipwrecks and are evaluating others.

We have recently conducted further validation and calibration testing of our deep-tow system for use in locating commodity shipwrecks. This custom 6,000 meter depth capability search system was acquired in 2014 and utilizes dual 7125 multi-beam systems.

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

An option to purchase an additional one million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in December 2014 and early 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. This transaction was a requirement of the March 11, 2015 financing deal with MINOSA.

ExO has conducted extensive scientific testing of the mineralized phosphate material and of the environmental impact of recovering the mineralized material from the seafloor. ExO has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis on the extraction and processing program, and with JPMorgan on the strategic growth alternatives.

ExO applied for and was granted additional mining concession areas by the Mexican government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area.

In September 2014, ExO reported that the Environmental Impact Assessment (EIA) for proposed dredging and recovery of phosphate sands from the “Don Diego” deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). This EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to ExO on its EIA application. In full compliance with the SEMARNAT process, a response was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its Environmental Impact Assessment (EIA) application to allow additional time for review and regional briefings. The EIA was re-submitted in June 2015 and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015.

In August 2014, we entered into a new loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or purchase some Oceanica shares from us at a price of $3.15 (See NOTE I). At September 30, 2015, the outstanding principal amount on the loan was $10.0 million. In March 2015, we entered into a financing agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (i) MINOSA loaned us $14.75 million in the period March 11 through June 30, 2015 and we pledged all of our Oceanica shares as collateral, and (ii) we gave Penelope a call option to acquire all of our Oceanica shares for $40.0 million (See NOTE I and M).

Since 2013, Odyssey and one of its subsidiaries have provided services and financing to Oceanica and ExO. Certain of the amounts due by ExO and Oceanica to Odyssey and its subsidiary are evidenced by an intercompany convertible notes payable. These notes are convertible into shares of Oceanica. These intercompany transactions and balances are eliminated upon consolidation of the financial accounts. If these convertible notes payable are converted by Odyssey, this could change Odyssey’s direct and indirect shareholding in Oceanica and ExO.

Other Sub-Sea Mineral Projects

In 2015, a foreign subsidiary of Odyssey’s filed for a new subsea mineral concession area. This concession application has not yet been approved. The targeted mineralized deposit in this area still needs to be validated via offshore exploration.

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

There are currently no pending admiralty legal proceedings to which we are a party. We have, however entered into a court-approved Services Agreement with Recovery Limited Partnership for the salvage of the SS Central America arrested in the United States District Court, Eastern District of Virginia. The District Court has determined Recovery Limited Partnership is the real party in interest and salvor-in-possession of the SS Central America. Recovery Limited Partnership’s motion to award title is pending before the court. Until title to the SS Central America cargo recovered in 2014 is awarded to RLP, RLP cannot monetize the cargo and pay Odyssey’s Priority Cost Recoupment of $6.3 million nor its 45% of remaining proceeds after division of the first tranche of proceeds. Determination of ownership of the cargo by the District Court has been delayed by a third party salvage claim, which the District Court dismissed. The dismissal was appealed to the United States Court of Appeals for the Fourth Circuit which upheld the District Court decision. The claimant’s petition for re-hearing was denied by that same court.

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

Three-months ended September 30, 2015, compared to three-months ended September 30, 2014

Increase/(Decrease)			2015 vs. 2014
(Dollars in millions)	2015	2014	$	%

Total revenues	$1.5	$0.1	$1.3	1,115%

Cost of sales	$0.9	$0.0	$0.8	3,132%
Marketing, general and administrative	2.6	2.8	(0.2)	(5%)
Operations and research	2.3	5.1	(2.8)	(55%)

Total operating expenses	$5.8	$7.9	$(2.1)	(27%)

Other income (expense)	$(1.2)	$0.1	$(1.4)	(1,041%)

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.0	$0.3	$0.7	284%

Net income (loss)	$(4.6)	$(7.4)	$2.8	38%

The explanations that follow are for the three-months ended September 30, 2015, compared to the three-months ended September 30, 2014.

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, artifacts and merchandise, fees from our themed attraction exhibit and expedition charters.

Total revenue in the current quarter was $1.5 million, a $1.3 million increase over the revenue in the same period a year ago. The majority of revenue in both quarters was generated from the sales of inventory items such as coins. The sales increase in the third quarter of 2015 is due to the sales results of a coin sales distributor in 2015.

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

Operating Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with cargo and merchandise sales. Cost of sales is recorded for the sale of each Republic coin or the sale of merchandise and other items owned by us. We acquired non-refined Gairsoppa silver bars from the UK government. Some of these silver bars and other Gairsoppa merchandise were sold in 2014 and 2015 generating cost of sales. There is no cost of sales incurred or associated with the Gairsoppa licensing agreement or Gairsoppa gold or silver bullion sales. Cost of sales increased from nearly $0 in the third quarter of 2014 to $0.9 million in the third quarter of 2015 as a result of the increased sales of SS Republic coins via a coins sales distributor in 2015.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.2 million from $2.8 million in 2014 to $2.6 million in 2015 as a result of cost cuts implemented by the Company in 2015.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses decreased by $2.8 million from $5.1 million in 2014 to $2.3 million in 2015 primarily as a result of not chartering the Dorado Discovery vessel on a full-time basis in 2015 and as a result of having the company-owned Odyssey Explorer vessel in port for more days in 2015. 2014 also included a credit (reduction of expense) of $2.7 million related to the Priority Cost Recoupment for the SS Central America project. Excluding this credit of $2.7 million, operations and research expenses actually decreased by $5.5 million.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our loans. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Total other expense increased from net other income of $0.1 million in 2014 to net other expense of $1.2 million in 2015 primarily as a result of increased interest expense. This interest expense increase is the result of an increase in the interest-bearing debt balance and an increase in the interest rate charged on the mix of debt agreements. The major new debt obligations starting in August 2014 include a $10 million loan from Monaco and a $14.75 million loan from MINOSA, both loans currently bearing an interest rate of 8-11%. Other income in 2014 was made up of $0.3 million in income from the change in the fair value of derivative financial instruments ($0.4 million related to the change in the stock price and ($0.1) million of other), and $0.1 million other income from sale of equipment, offset by $0.3 million of expense from interest on our financial debt.

Taxes and Non-Controlling Interest

We did not accrue any taxes in the third quarter of either 2015 or 2014. The Company has significant tax loss carryforwards.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the third quarter of 2015 was $1.0 million as compared to $0.3 million in the third quarter of 2014. This increase is linked to higher expenditures and a higher net loss of Oceanica in 2015 as it worked on its environmental permit application in Mexico.

Nine-months ended September 30, 2015, compared to nine-months ended September 30, 2014

Increase/(Decrease)			2015 vs. 2014
(Dollars in millions)	2015	2014	$	%

Total revenues	$2.0	$1.0	$1.0	95%

Cost of sales	$1.3	$0.2	$1.0	512%
Marketing, general and administrative	9.0	8.2	0.8	10%
Operations and research	8.6	15.0	(6.4)	(43)%
Common stock issued for subsidiary stock option settlement	2.5	0.0	2.5	100%

Total operating expenses	$21.3	$23.4	(2.0)	(9%)

Other income (expense)	$(3.2)	$(0.6)	$(2.5)	(396%)

Income tax benefit (provision)	$0.0	$0.5	$(0.5)	(100)%

Non-controlling interest	$2.1	$1.2	$(0.8)	65%

Net income (loss)	$(20.4)	$(21.2)	$0.8	(4%)

The explanations that follow are for the nine-months ended September 30, 2015, compared to the nine-months ended September 30, 2014.

Revenue

Total revenues increased by $1.0 million from $1.0 million in the first nine months of 2014 to $2.0 million in the same period in 2015. The majority of revenue in 2015 resulted from the sale of inventory items such as coins, whereas 2014 revenue was the product of coin sales and a sale of gold obtained from refining the silver bullion recovered from the Gairsoppa shipwreck. The sales increase in SS Republic coin sales in 2015 is due to the sales results of a coin sales distributor.

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

Operating Expenses

Cost of sales is recorded for the sale of each Republic coin or the sale of merchandise and other items owned by us. We acquired non-refined Gairsoppa silver bars from the UK government. Cost of sales increased from $0.2 million in the first nine months of 2014 to $1.3 million in the same period of 2015. The increase in 2015 is due to a write-down on our inventory of SS Gairsoppa silver bars in line with a decline in world silver prices and to increased unit sales of SS Republic coins from our inventory.

Marketing, general and administrative expenses increased from $8.2 million in 2014 to $9.0 million in 2015. This variance of $0.8 million is primarily due to (i) a reversal of a bad debt provision of $0.5 million in 2014, (ii) higher legal and transaction costs in 2015 related to the Stock Purchase Agreement with MINOSA, (iii) the accelerated vesting of restricted stock units related to the retirement of the Company’s General Counsel in June 2015.

For the first nine months of 2015, Operations and research expenses were $8.6 million as compared to $15.0 million for the same period in 2014. The decrease of $6.4 million for the first nine months of 2015 is primarily due to (i) the Dorado Discovery vessel was chartered on a full cost basis from January to August 2014 but was only placed on a stand-by cost basis in part of Q2 and for all of Q3 in 2015, (ii) the Company’s Odyssey Explorer vessel was operating offshore for most of the period in 2014 whereas in 2015 it only operated offshore for less than 2 months, and (iii) the 2014 period included a credit to expenses of $6.3 million for the Priority Cost Recoupment on the SS Central America shipwreck project. Excluding this credit of $6.3 million, operations and research expenses actually decreased by $12.7 million.

Common stock issued for subsidiary stock option settlement was $2.5 million in the first nine months of 2015 compared to nil in the same period in 2014. This represents the cost of exchanging 4.0 million newly issued shares of Odyssey common stock for cancelling MAKO Resources’ call option on 6 million shares of Oceanica held by us. This transaction ensured that Odyssey maintained majority control over Oceanica.

Other Income and Expense

Total other expense increased from $0.6 million in 2014 to $3.2 million in 2015 primarily as a result of increased interest expense. This interest expense increase is the result of an increase in the interest-bearing debt balance and an increase in the interest rate charged on the mix of debt agreements. The major new debt obligations starting in August 2014 include a $10 million loan from Monaco and a $14.75 million loan from MINOSA, both loans currently bearing an interest rate of 8-11%. In the second quarter of 2014, there was an expense of $0.5 million related to an increased investment in Neptune. No further investment in Neptune has been made since then. Other expense in the first nine months of 2015 included $0.3 million income from the change in the fair value of derivative financial instruments primarily due to the change in price and volatility related to our stock as well as other assumptions used in the fair market value calculation. Other expense in the first nine months of 2014 was made up of a positive $0.7 million impact from the change in the fair value of derivative financial instruments ($0.8 million related to the change in the stock price/volatility and ($0.1) million related to the change in the probability of exercise of certain instruments), offset by $0.5 million of expense from a reduction of the value of an investment in NMI, as well as $0.9 million of expense from interest on our financial debt.

Taxes and Non-Controlling Interest

We did not accrue any taxes in the first nine months of either 2015 or 2014. Although the Company has significant tax loss carryforwards, the Company accrued alternative minimum taxes related to the sale of subsidiary stock in 2013. As a result of an IRS private letter ruling to the Company, in 2014 we reversed a $0.5 million provision for income taxes made in 2013.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first nine months of 2015 was $2.1 million compared to $1.2 million in the same period in 2014. In both years, our subsea mineral exploration subsidiary was engaged in environmental studies and preparation of the Don Diego EIA.

Liquidity and Capital Resources

	Nine-Months Ended
(In thousands)	September 2015	September 2014
Summary of Cash Flows:
Net cash used by operating activities	$(15,380)	$(23,023)
Net cash (used) provided by investing activities	805	(2,830)
Net cash provided by financing activities	13,272	8,243

Net (decrease) increase in cash and cash equivalents	(1,303)	(17,611)

Beginning cash and cash equivalents	3,144	21,322

Ending cash and cash equivalents	$1,840	$3,712

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2015 was $15.4 million, or an improvement of $7.6 million compared to the same period in the previous year, primarily as a result of a smaller adjustment in 2015 for changes in accounts receivable. The 2015 operating cash flows primarily reflected a net loss before non-controlling interest of $22.5 million offset by non-cash items of $7.5 million including common stock issued for subsidiary stock option settlement ($2.5 million, see NOTE J), depreciation and amortization ($1.1 million), share-based compensation ($2.1 million), notes payable interest accretion ($1.3 million), and the change in the fair value of derivative liabilities ($0.3 million, see NOTE L). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $0.4 million. This primarily included a decrease in accounts payable in 2015 of $2.6 million and an increase in accounts receivable of $0.4 million which were in turn partially offset by a decrease in inventory of $1.0 million from increased coin sales, and increase in accrued expense of $1.5 million, and a decrease in other assets of $0.3 million.

Net cash used by operating activities for the first nine months of 2014 was $23.0 million, which primarily reflected a net loss before non-controlling interest of $22.5 million offset in part by non-cash items of $5.3 million including depreciation and amortization of $3.8 million ($1.7 million of which was accelerated depreciation resulting from the termination of the Dorado Discovery charter), share-based compensation ($1.8 million), notes payable interest accretion ($0.3 million), and increased by non-cash items such as fees/interest paid with stock ($0.1 million), and the change in the fair value of derivative liabilities ($0.7 million, see NOTE L). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $5.8 million. This primarily included an increase in accounts receivable in 2014 of $6.2 million mainly due to the recoupment of SS Central America project costs. A $1.8 million decrease in accrued expenses in the first nine months of 2014 resulted primarily from the payment of $1.3 million to the UK on the Gairsoppa project and the payment of other accruals made at the end of 2013. Other changes in working capital in the first half of 2014 included a $0.3 million increase in inventory, a $2.0 million decrease in other assets including prepaid expenses and deposits on equipment, and a $0.4 million increase in accounts payable.

Cash flows from investing activities for the first nine months of 2015 were $0.8 million. Our Nassau Street building research and conservation operations were consolidated within our Laurel street location and that building was sold in 2015, providing the majority of these proceeds. No major equipment purchases have been made in 2015.

Cash flows used in investing activities for the first nine months of 2014 were $2.8 million. The major equipment purchases in 2014 included $1.1 million for a deep tow system, $0.7 million for new mineral exploration equipment and $0.7 million for the Odyssey Explorer which included steelwork, an umbilical cable and a control system for the ROV.

Cash flows provided by financing activities for the first nine months of 2015 were $13.3 million. During this period, we borrowed $14.75 million from MINOSA (see Note I). This cash inflow was partially offset by repayment of debt obligations which included $0.7 million in mortgage payable reductions after the sale of our Nassau Street building and an additional $1.0 million in payments on the term loan from Fifth Third Bank. The remaining variance in cash flows used for financing activities is due to the change in restricted cash balances.

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

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2015, we had cash and cash equivalents of $1.8 million, a decrease of $1.3 million from the December 31, 2014 balance of $3.1 million. This decrease was mainly the result of cash used in operations.

Financial debt of the company, excluding the derivative component of such debt, increased by $14.0 million in the first nine months of 2015, from a balance of $21.2 million at December 31, 2014 to a balance of $35.2 million at September 30, 2015. From March 11, 2015, through June 30, 2015, we received loans from MINOSA for a total amount of $14.75 million. Additional financial debt reductions resulted from $1.0 million in scheduled semi-annual payments on our Term Loan with Fifth Third Bank, and $0.7 million of mortgage payments, the bulk of which paid off our Nassau street building mortgage upon the sale of that building in 2015.

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

The loans must be repaid if the necessary approvals of the transactions are not obtained. The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. As disclosed in the Current Report and on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015, the Call Option was amended on April 10, 2015 whereby in specified circumstances, the expiration date of the Option Agreement will be extended to a two-year period and the Option Consideration will be reduced to $20 million. Management believes that the likelihood of the specified circumstances occurring is remote. The Oceanica Call will terminate if the Investor elects to terminate the Purchase Agreement under specified circumstances. The Promissory Note was further amended on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016.

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

Other loans

During October 2015 we entered into a loan agreement with a private lender that provides financing of up to $2.0 million. We received the initial advance of $1.0 million on October 30, 2015. The agreement provides for the investor to advance an additional $1.0 million to us on the earlier of (a) the date on which we and the investor (or their respective affiliates) enter into a definitive agreement relating to their acquisition of certain assets from us, subject to their obligation to satisfy certain indebtedness of us, or (b) the date on which they notify us that they desire to make the additional advance and, at their election, for us to repay the advances in-kind by assigning certain specified assets of ours to them, subject to their obligation to satisfy certain indebtedness of us. We are currently negotiating the terms and conditions of the definitive agreement which may include assets and obligations otherwise not in the current loan agreement. Advances under the loan agreement bear interest at the rate of 12.0% per annum, subject to a default rate of 14.0% per annum. Unless sooner satisfied, all principal and accrued interest under the loan agreement is due and payable on December 18, 2015. The loan agreement provides for customary remedies if an event of default occurs.

In August 2015, we amended our term loan with Fifth Third Bank (the “Bank”) setting the maturity date on the loan at December 17, 2015. In January and July 2014 and 2015 we made required semi-annual principal payments of $500,000 reducing the outstanding principal balance to $3.0 million as of September 30, 2015. The facility bears floating interest at the one-month LIBOR rate according to the Wall Street Journal plus 500 basis points. Any prepayments made in full or in part are without premium or penalty. No restricted cash payments will need to be kept on deposit. The term loan is still secured by approximately 21,962 numismatic coins recovered by the Company from the SS Republic shipwreck, which amount will be reduced over the term by the amount of coins sold by the Company. The coins used as collateral are held by a custodian for the security of the

Bank. The borrowing base is equal to forty percent (40%) of the eligible coin inventory valued on a rolling twelve month wholesale average value. The Company is required to comply with a number of customary covenants. As of September 30, 2015, the loan balance outstanding was $3.0 million.

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The new loan is not tied to any specific shipwreck project, however the Bank has as collateral the Company’s right to proceeds from the recovered cargo of the SS Central America shipwreck. The bank advanced funds based upon our recovery of valuable cargo from shipwrecks over the subsequent twelve months. The advances were based on pre-defined amounts or percentages of the value of the recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo will be used to repay the new loan, as was done for the previous Gairsoppa loans. The interest rate on the new loan is a floating rate equal to the one month LIBOR rate plus 500 basis points. An origination fee of $50,000 was payable at closing. A restricted cash deposit of $500,000 was originally required to cover interest payments when the term loan was advanced. By September 30, 2014, we had received advances of $7.7 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck. As of September 30, 2015, the loan balance outstanding was $7.7 million. On May 7, 2015, we amended this $10.0 million credit facility with Fifth Third Bank. Pursuant to the amendment, (i) the maturity date of the loan was extended to December 11, 2015, (ii) on or before August 31, 2015, we are required to make a loan principal payment of not less than $1.4 million, (iii) additional principal payments may be requested by the Bank prior to the maturity date if we receive cash in excess of $1.0 million that is not related to our normal course of business operations, is not related to new funding of a specific project, or is not an amount scheduled to be received in 2015 pursuant to the Purchase Agreement, (iv) immediate payment was due of the current interest of $30,000 and bank loan amendment fees of $20,000, (v) Bank consent is required for any new loans or financing other than those included in the Purchase Agreement, and (vi) the full loan balance is immediately due to the Bank on June 9, 2015 if our stockholders did not approve the Purchase Agreement at our Annual Stockholders Meeting on June 9, 2015, which they did. This loan agreement was again amended in September 2015, whereby the payment of $1.4 million due in August 2015 was deferred and the maturity of the loan was changed to December 17, 2015.

On August 14, 2014, we entered into a loan agreement with a strategic marketing partner that provides for loans of up to an aggregate amount of $10.0 million. At closing, we borrowed $5.0 million, with the right to borrow the remainder in two tranches of $2.5 million each upon the achievement of milestones set forth in the loan agreement. On October 1, 2014, we received the Second Tranche of $2,500,000 on this loan facility. On December 1, 2014, we received the Third Tranche of $2,500,000 on this loan facility. Advances under the loan agreement bear interest at a rate of 8.0% for the first year and 11.0% thereafter. The credit facility provides for monthly payments of interest only, with the principal amount and all accrued interest due and payable on August 14, 2016. As further consideration for the credit facility, we agreed to assign to the lender 100,000 shares Odyssey owns in Oceanica Resources and granted the lender the right to convert the outstanding loan balance into shares of Oceanica Resources or to purchase additional shares of Oceanica Resources from Odyssey if the loan is repaid. Odyssey’s obligations under the credit facility are secured by specified assets, including a portion of Odyssey’s shares in Oceanica Resources, and by any residual in Odyssey’s financial interest in the proceeds from the monetization of SS Central America cargo after repayment of the Bank loan. Our obligation to repay the principal and accrued interest may be accelerated at the option of the lender if an event of default, as specified in the loan agreement, occurs. We may prepay the outstanding loan balance before the maturity date (See NOTE I and NOTE L). As of September 30, 2015, the loan balance outstanding was $10.0 million.

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan had an initial maturity date of July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In July 2013 when the above noted mortgage was scheduled to mature, we extended it on substantially the same terms that previously existed. This loan was again amended in September 2015 whereby the new maturity date was set at December 17, 2015. As of September 30, 2015, the loan balance outstanding was $1.1 million.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2015 or the following twelve months is dependent upon our success in recovering and monetizing shipwrecks, monetizing our interests in mineral exploration entities and recovered cargo, generating income from shipwreck or mineral exploration charters, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. We received a letter from NASDAQ on March 9, 2015 stating that the Company’s closing bid price on the NASDAQ Capital Market had not maintained a minimum bid price of $1.00 for 30 consecutive business days and that the Company had 180 calendar days to cure the situation. The Company was unable to cure this continued listing requirement deficiency, and we received a de-listing notice from NASDAQ on September 9, 2015. We appealed this decision, and NASDAQ subsequently agreed to grant us an extension until March 7, 2016 to cure this deficiency. The Company’s shares continue to trade normally on the NASDAQ market. If the $1.00 minimum bid price requirement is not cured, then the Company’s shares would be de-listed from NASDAQ. Our 2015 business plan requires us to generate new cash inflows during 2015 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of shipwreck cargo and/or our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned shipwreck or mining project monetizations, financings, syndications or partnership opportunities may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments, or exercise their call option on our Oceanica shares. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2014—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at September 30, 2015 was $1.8 million which is insufficient to support operations through the end of 2015. We have a working capital deficit at September 30, 2015 of $36.3 million. During the third quarter of 2015, we amended our three bank loans, which had as a consequence that $11.8 million of bank loans mature on December 17. 2015. We also amended the $14.75 million MINOSA loan so that it matures on December 31, 2015. The $10.0 million Monaco loan matures in installments from August through December 2016. Even though our total assets on our consolidated balance sheet are $20.6 million, the majority of these assets are secured as collateral against our loans and the related fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

As of September 30, 2015, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our term loan and primary mortgage bear interest at variable rates and expose us to interest rate risk. Our term loan bears a variable interest rate based on LIBOR and our primary mortgage bears an interest at a variable rate based on the prime rate. See NOTE I for further detail on these instruments. Both of these instruments expose us to interest rate risk. On our primary mortgage, for an increase of every 100 basis points, our interest obligation increases, at most, by approximately $812 per month until maturity on December 17, 2015. On our term loan, an increase of every 100 basis points to the interest rate increases our interest obligation; at most, by approximately $2,527 per month while an increase of 100 basis points our project term loan would increase the monthly interest payment by approximately $6,510. If an increase to the rates on these instruments occurs, it will have an adverse effect on our operating cash flows and financial condition but we believe it would not be material. We do not believe we have other material market risk exposure and have not entered into any market risk sensitive instruments to mitigate these risks or for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief

Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the three quarters of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, (i) a minimum bid price requirement, and (ii) a minimum market capitalization. The closing bid price for our common stock must remain at or above $1.00 per share to comply with NASDAQ’s minimum bid requirement for continued listing. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive trading days, NASDAQ may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else NASDAQ may make a determination to delist our common stock. We received a letter from NASDAQ on March 9, 2015 stating that the Company’s closing bid price on the NASDAQ Capital Market had not maintained a minimum bid price of $1.00 for 30 consecutive business days and that the Company has 180 calendar days to cure the situation. The Company was unable to cure this continued listing requirement deficiency and we received a de-listing notice from NASDAQ on September 9. We have appealed this decision and we presented our plan to cure this deficiency before the Nasdaq Hearing Panel on October 29, 2015. We are seeking an additional cure period. During this appeal process, the Company’s shares continue to trade normally on the NASDAQ market. If this additional period is not granted, then the Company’s shares would be de-listed from NASDAQ and would likely be traded on the OTC market. NASDAQ also requires that we have a minimum market capitalization of $35 million. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

To continue as a going concern, we are heavily dependent on the completion of the Stock Purchase Agreement and Preferred Share deal approved by our Shareholders on June 9, 2015 with Penelope Mining, LLC (“Penelope”) or other material cash inflows. The decision of Penelope to carry out the Preferred Share deal is heavily dependent on the outcome of the Mexican government decision on the Environmental Impact Assessment (EIA) application to extract phosphate from a mineralized seabed deposit off the coast of Mexico. As of the date of this filing, Penelope has not yet performed the Initial Closing on the Preferred Share deal and the Company has not received a response on its EIA application in Mexico.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

10.1*	Promissory Note dated October 29, 2016 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

*	Portion of this exhibit has been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: November 5, 2015	By:	/s/ Philip S. Devine
Philip S. Devine, Chief Financial
Officer and Authorized Officer