Form 10-K
period 2015-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2016-03-30
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 7.1 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2015 was approximately $40.0 million. As of February 25, 2016, the Registrant had 7,541,111 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of the Shareholders to be held on June 7, 2016.

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

Important factors known to us that could cause such material differences are identified and in our “RISK FACTORS” in Item 1A and elsewhere in this report. Accordingly, readers of this Annual Report on Form 10-K should consider these factors in evaluating, and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events unless otherwise specifically indicated.

All information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to a 1-for-12 reverse stock split that was effective on February 29, 2016 or otherwise, except as required by law.

ITEM 1.	BUSINESS

Overview

Odyssey Marine Exploration, Inc. is a world leader in deep-ocean exploration. Our innovative techniques are currently applied to mineral exploration, shipwreck cargo recovery and other marine survey and exploration charter services.

We have extensive experience discovering shipwreck sites in the deep ocean and conducting archaeological excavations with remotely operated vehicles (“ROVs”). Our historic shipwreck discoveries include the SS Republic, HMS Victory, “Black Swan,” La Marquise de Tourny, and many other unidentified shipwrecks. We have we set records for the deepest and heaviest cargo recoveries from a shipwreck during our commodity salvage work on the SS Gairsoppa. A total of nearly 110 tons of silver, representing more than 99% of the insured silver on board, was recovered from the Gairsoppa shipwreck, which is over 15,000 feet deep.

In 2010, we began to leverage our core business expertise and technology for deep-ocean mineral exploration. Our expeditions conducted for Neptune Minerals, Inc. and Chatham Rock Phosphate, Ltd. resulted in the assessment of significant mineral deposits. We have also begun to explore other deep-ocean mineral projects on our own behalf. Via our majority stake in Oceanica Resources S. de. R.L. (“Oceanica”), a Panamanian company, we control Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a Mexican company that has exclusive mining permits for an area (known as the “Don Diego” deposit) that contains large amounts of mineralized phosphate material. We performed all the off-shore exploration to find and validate the mineralized phosphate deposit and are managing the environmental studies and environmental permit application process. The deposit is one of the largest to be identified and is expected to be important to the regional and international fertilizer markets. The Don Diego deposit is currently our main mineral project. In order to move to the next phase of development of the deposit, Odyssey and its subsidiaries need to obtain approval of its environmental permit application (“EIA”). A decision on this application is expected in the course of 2016.

Deep-Ocean Mineral Exploration

We have leveraged the expertise of our team of some of the industry’s most experienced ocean explorers and geologists, along with our extensive array of advanced deep-ocean technology, for cost efficient exploration and assessment of seabed mineralized material.

Utilizing the chartered RV Dorado Discovery or similar ships with our customized and specialized equipment, our team has the ability to perform precision geophysical and geotechnical surveys, detailed mapping, sampling, environmental assessments and resource evaluations. While we discontinued the long-term lease of the RV Dorado Discovery vessel in 2014, we still own and maintain equipment on board the vessel and may re-charter the vessel for future projects.

We offer exploration services including geophysical and geotechnical assessments of seabed mineral deposits to companies, including our subsidiaries and companies in which we hold an equity position, as a resource development partner. When performing mineral exploration services, we may receive payments in the form of cash, equity interests in the contracting company, or financial interests in the tenement.

There are three economically significant types of seabed mineral deposits being evaluated or explored by Odyssey:

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

Deep-Ocean Shipwreck Exploration

For many years, we conducted shipwreck search and cargo recovery work on our own behalf and under contract to third parties. During the past 20 years, we amassed a large private database and research library of target shipwrecks, developed and acquired proprietary deep-ocean equipment and tools, and built a team of knowledgeable experts to execute off-shore projects. On December 10, 2015, we sold the shipwreck database and research library to Magellan Offshore Services, Ltd. (“Magellan”), while still retaining our vessel, equipment, tools, and specialized offshore team members. As part of the Acquisition Agreement with Monaco Financial, LLC., Magellan agreed to exclusively hire us on a “cost plus” basis for any shipwreck search and recovery projects conducted in the next five years. We agreed not to pursue the shipwrecks included in the data base sold to Magellan. Magellan will also pay 21.25% of the net proceeds from any monetization of recovered cargo to us. As part of the Acquisition Agreement, four pre-existing projects including the HMS Victory 1744 and HMS Sussex were retained by us. Magellan may participate in funding the recovery costs of these projects in the future, and will have the right to receive up to 50% of our net proceeds, if any.

Shipwreck search operations typically begin with a side-scan sonar survey of a target area, which is sometimes coupled with a magnetometer survey, multi-beam bathymetric survey or other acoustic or geophysical survey technologies. The most interesting anomalies on the ocean floor are then inspected visually with an ROV that sends real-time video images to monitors on the survey vessel for observation by the scientific and technical teams. These images are also downloaded and saved for additional evaluation onshore. Sometimes, it is immediately obvious whether the inspected site is of interest (identifiable artifacts are apparent on the site) or not - (geology, modern debris). In other instances, it may take additional research and return visits to a site to arrive at probable or positive identification of the vessel and to determine the next step forward. Even when a shipwreck’s identity is confirmed or an area of geological interest is identified, a detailed reconnaissance inspection or pre-disturbance survey may be required prior to commencing any recovery or resource assessment operations.

If and when historic target sites are identified, we undertake an archaeological pre-disturbance survey and archaeological excavation subjected to stringent archaeological standards, thus adding to the body of knowledge of the people, the history and culture of the vessel’s time. Archaeological excavation and recovery operations are conducted on historic shipwreck sites and combine ROVs with sophisticated positioning systems, cameras and specialized computer hardware and software to carefully record the location of artifacts in situ and to document the entire archaeological process as the artifacts are recovered from a shipwreck site. As they conduct robotic archaeological operations at sites hundreds and sometimes thousands of feet below the ocean surface, our ROV pilots are directed by marine archaeologists aboard the recovery vessel. The archaeological excavation of cargo is followed by conservation, recording, documentation, and publication/exhibition. If and when a modern commodity shipwreck target is identified, removal of deck plates or ship’s structure may be necessary to obtain access to the cargo to be salvaged.

We have extensive experience in other phases of the shipwreck discovery business, such as conservation, documentation and exhibit of rare artifacts and publication of archaeological excavation. We will continue to conduct these services for the four projects that we have retained. We expect to conduct these services under contract to Magellan or its affiliates for their projects.

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

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material (known as the “Don Diego” deposit). Phosphate is a key ingredient of fertilizers. In March 2014, Odyssey completed a first NI 43-101 compliant report on the deposit and periodically updates this report. The Don Diego deposit is currently our main mineral project and is important to Odyssey’s future. Odyssey believes that the Don Diego deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a dredging operation) and that the product will be attractive to Mexican and other world producers of fertilizers.

ExO has conducted extensive scientific testing of the mineralized phosphate material and of the environmental impact of recovering the mineralized material from the seafloor. Oceanica has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis on the extraction and processing program, and with JPMorgan and the AHMSA group of companies on the strategic growth alternatives.

ExO applied for and was granted additional mining concession areas by the Mexican government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area. ExO also relinquished certain parts of the granted concession areas where the mineral concentration levels were less attractive for mining purposes.

In September 2014, ExO reported that the Environmental Impact Assessment (“EIA”) for proposed dredging and recovery of phosphate sands from the Don Diego deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). This EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to Oceanica on its EIA application. In full compliance with the SEMARNAT process, a response to the questions was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its Environmental Impact Assessment (EIA) application to allow additional time for review and regional briefings. The EIA was re-submitted in June 2015 and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015, additional questions were received from SEMARNAT in November 2015, and ExO’s responses to the questions were filed and stamped confirming receipt by SEMARNAT on December 3, 2015. In order to move to the next phase of development of the deposit, Odyssey and its subsidiaries need the approval of this environmental permit application. A decision on this application is expected in the course of 2016.

Enterprise initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share, or $15.0 million, and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

In June 2013, Mako agreed to exercise of a portion of these options to purchase 8 million shares at a reduced exercise price of $1.25 per share. As part of Odyssey’s strategy to maintain a control position in Oceanica, in parallel with the early exercise, Enterprise purchased one million shares of Oceanica from another Oceanica shareholder at $1.25 per share. This transaction also granted Odyssey voting rights on an additional three million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey.

An option to purchase an additional one million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in 2014 and 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. This termination was a requirement of the March 11, 2015 financing deal. In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or purchase some Oceanica shares from us at a pre-defined price (See NOTE K). This loan was amended on December 10, 2015, extending the maturity date of the loan to December 31, 2017 and allowing Monaco to retain the call option on the $10 million worth of Oceanica shares held by Odyssey until December 31, 2017. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and recently had a maturity date of March 30, 2016. The maturity date is now March 18, 2017, see NOTE U for further information.

Shipwreck Exploration Projects

SS Central America Project

In March 2014, we were awarded an exclusive contract to conduct an archaeological excavation and recover the remaining valuable cargo from the SS Central America (“SSCA”) shipwreck located approximately 160 miles off the coast of South Carolina.

Odyssey was selected for the project by Ira Owen Kane, the court-appointed receiver for Recovery Limited Partnership (RLP) and Columbus Exploration, LLC. The service contract was approved by the Common Pleas Court of Franklin County, Ohio, which has jurisdiction over the receivership for RLP and Columbus Exploration, LLC. The shipwreck itself is under the admiralty jurisdiction of the United States District Court for the Eastern District of Virginia, Norfolk Division, which ruled in July 2014 that RLP had the exclusive shipwreck salvage rights. Monetization of the cargo recovered in 2014 has not yet occurred because the District Court has not yet released the cargo recovered from the SS Central America. Under the agreement with RLP, Odyssey will receive 80% of the proceeds of monetization of cargo until a fixed mobilization fee and a negotiated day rate are paid (the “Priority Recoupment”). Thereafter, Odyssey will receive 45% of the proceeds of monetization.

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

On December 10, 2015, Odyssey sold all of its financial interests in the SSCA project to Monaco Financial, LLC and its affiliates (See NOTE S). As a result, at December 31, 2015, Odyssey no longer carries a receivable on its books for the SSCA project and will not receive any further proceeds from the eventual monetization of the cargo that was recovered in 2014. All other contractual terms and conditions of the March 2014 agreement between Odyssey and RLP remain in place.

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

The MHF is awaiting the go-ahead from the UK government to begin archaeological recovery of at-risk artifacts from the HMS Victory shipwreck site. On December 10, 2015, Odyssey gave Monaco Financial, LLC and its affiliates (“Monaco”) the right to purchase the ability to participate in up to 50% of the economic benefits, if any, of the HMS Victory project (See NOTE S).

“Gairsoppa” Project

On January 25, 2010, Odyssey was awarded the exclusive salvage contract for the cargo of the SS Gairsoppa by the United Kingdom Government (UKG) Department for Transport. Odyssey recovered cargo from this shipwreck in 2012 and 2013 and monetized most of the cargo in those years and through the start of 2014. A total of nearly 110 tons of silver, representing more than 99% of the insured silver on board, was recovered from the Gairsoppa shipwreck, which is over 15,000 feet deep. Odyssey paid $10.0 million to the UK government as its share of the proceeds from the monetization of the recovered cargo from the Gairsoppa.

Other Projects

In the fourth quarter of 2015, Odyssey was contracted by a third party to recover cargo from a shipwreck located in the Mediterranean sea. Odyssey recognized $3.0 million of revenue in 2015 for these services. The recovered cargo is the property of the contracting party.

Odyssey offers its marine exploration services to third party companies. This may be for mineral exploration, environmental studies, shipwreck search and recovery, subsea surveys, and other off-shore work requiring specialized vessels, equipment and personnel.

Legal and Political Issues

Odyssey works with a number of leading international maritime lawyers and policy experts to constantly monitor international legal initiatives that might affect our projects.

To the extent that we engage in mineral exploration or shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, Odyssey works to comply with verifiable applicable regulations and treaties.

We believe there will be increased interest in the protection of underwater cultural heritage throughout the oceans of the world. We are uniquely qualified to provide governments and international agencies with knowledge and skills to help manage these resources. As related to mineral exploration, we will determine the political climate and specific legal requirements of any areas in which we are working. We may partner with third parties who have unique industry experience in specific geographical areas to assist with navigation of the regulatory landscape.

Competition

Odyssey mineral exploration is conducted on both shallow and deep sea terrains. There are a number of companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining including Nautilus Minerals (NUS.TO), Neptune Minerals, and Chatham Rock Phosphate (CRP.NZ) as well as countries that are exploring options to utilize deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by Odyssey or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These include companies such as Fugro NV and Royal Boskalis Westminster NV.

Odyssey shipwreck recovery projects are focused on deep-sea sites where competition is limited due to the expertise and specialized equipment needed to operate at such depths. There are a number of companies that publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archaeological shipwreck exploration company. These entities include, but are not limited to Blue Water Ventures, Mel Fisher’s Treasures, Deep Blue Marine, Marine Exploration, Inc., Oceanic Research and Recovery, Seafarer Exploration, Sub Sea Research, Earth Dragon Resources, Endurance Exploration Group and UnderSea Recovery Corporation. Some companies such as Phoenix International Holdings Inc. and Oceaneering International Inc. may provide deep-sea services to groups seeking to pursue deep sea projects. It is possible that one of these companies or some currently unknown group may locate and recover a shipwreck on our project roster; however, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2016 are listed below.

Mark D. Gordon (age 55) has served as Chief Executive Officer since October 1, 2014, as President since October 2007 and was appointed to the Board of Directors in January 2008. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Philip S. Devine (age 49) joined the Company in September 2013 from which time he has served as the Chief Financial Officer. Prior to joining Odyssey, Mr. Devine served as CFO of several publicly listed companies in Europe, as a management consultant at McKinsey & Company and as an auditor at Deloitte & Touche.

Jay A. Nudi, CPA (age 52) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi assumed the additional responsibilities of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004).

Laura L. Barton (age 53) was appointed as Executive Vice President and Director of Communications in June 2012 and formerly served at Vice President and Director of Corporate Communications from November 2007 to June 2012. She was appointed Corporate Secretary in June 2015. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

John D. Longley, Jr. (age 49) has served as Chief Operating Officer since October 1, 2014. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006.

Employees

As of December 31, 2015, we had 22 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with companies to operate our vessels and with specialized technicians who perform marine survey and recovery operations on our vessels and from time to time we hire subcontractors and consultants to perform specific services.

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

An investment in Odyssey is extremely speculative and of exceptionally high risk. The quality and reliability of research and data obtained could be uncertain. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the excavation cost will exceed the value of the objects recovered or that others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing title to them, there are no assurances as to the value that such objects will bring at their sale, as the market for such objects is uncertain. Depending on the type of cargo recovered, maximizing the value of the cargo may necessitate an extended sales cycle to convert the cargo into cash. With respect to mineral exploration projects, there are uncertainties with respect to the quality and quantity of the material and their economic feasibility, the price we can obtain for the sale of the deposit or the ore extracted from the deposit, the granting of the necessary permits to operate, environmental safety, technology for extraction and processing, distribution of the eventual ore product, and funding of necessary equipment and facilities. In projects where Odyssey takes a minority shareholding in the company holding the mining rights, there may be uncertainty as to this company’s ability to move the project forward. Starting on December 10, 2015, future work by us on shipwreck projects will be done as a contractor to another party. This will limit the upside for us on such projects. The contracting party may encounter many of the same risks listed above with respect to obtaining permits, retaining ownership of any recovered cargo, and monetizing the cargo. As a contractor, we are also dependent on the contracting party’s ability to commence the project in a timely manner and to pay our invoices.

The research and data we use may not be reliable.

The success of a shipwreck project is dependent to a substantial degree upon the research and data we or the contracting party has obtained. By its very nature, research and data regarding shipwrecks can be imprecise, incomplete, outdated, and unreliable. It is often composed of or affected by numerous assumptions, rumors, legends, historical and scientific inaccuracies and misinterpretations which have become a part of such research and data over time. For mineral exploration, data is collected based on a sampling technique and available data may not be representative of the entire ore body or tenement area. Prior to conducting off-shore exploration, we typically conduct on-shore research. There is no guarantee that the models and research conducted on-shore will be representative of actual results on the seafloor. Off-shore exploration typically requires significant expenditures, with no guarantee that the results will be useful or financially rewarding.

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

Persons and entities other than Odyssey and entities we are affiliated with (both private and governmental) may claim title to the shipwrecks and/or valuable cargo that we may recover. Even if we are successful in locating and recovering shipwrecks and/or valuable cargo, we or our client may not be able to establish our rights to property recovered if challenged by governmental entities, prior owners, or other attempted salvors claiming an interest therein. In such an event we may not receive our share of anticipated proceeds although we would still be paid for our work when conducting operations for a client. We may discover potentially valuable seabed mineral deposits, but we may be unable to get title to the deposits or get the necessary governmental permits to commercially extract the minerals. Shipwrecks or mineral deposits may be in controlled waters where the policies and laws of a certain government may change abruptly, thereby impacting our ability to operate in those zones.

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

The methods and channels that may be used in the disposition or sale of recovered items are uncertain at present and may include several alternatives. Ready access to buyers for valuable items recovered cannot be guaranteed. Delays in the disposition of such items could adversely affect our profit participation in the projects or cash flow. It may take significant time between the date a mineral deposit is discovered and the date the first extracted minerals are sold. Stakes in the mineral deposits can potentially be sold at an earlier date, but there is no guarantee that there will be readily available buyers at favorable competitive prices.

Legal, political or civil issues could interfere with our marine operations.

Legal, political or civil issues of countries and/or major maritime governments could restrict access to our operational marine sites or interfere with our marine operations or rights to seabed mineral deposits. In many countries, the legislation covering ocean exploration lacks clarity. As a result, when we are conducting projects in certain areas of the world on its own behalf or on the behalf of a contracting party, we may be subjected to unexpected delays, requests, and outcomes as it works with local governments to define and obtain the necessary permits and to assert its claims over assets on the seafloor bottom. Our vessel, equipment, personnel and or cargo could be seized or detained by government authorities. We may have to work with different units of a government and there may be a change of government representatives over time. This may result in unexpected changes or interpretations in government contracts and legislation.

Objects we recover could be stolen from us.

If we locate a shipwreck and assert a valid claim to items of value on our behalf or other behalf of a contracting party, there is a risk of theft of such items at sea by “pirates” or poachers before or after the recovery or while in transit to a safe destination as well as when stored in a secured location. Such thefts may not be adequately covered by insurance.

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

As changes in our business environment occur we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. In any of these events our costs may increase, and we may have significant charges associated with the write-down of assets. Discontinuing the use of a multi-year charter of a ship may result in large one-time costs to cover any penalties or charges to put the ship back into its original condition. In December 2015, we sold our shipwreck related assets in an agreement which will limit our up-side on certain future shipwrecks and limit our ability to conduct new shipwreck projects. In March 2015, we entered into various agreements with a strategic investor. These March 2015 arrangements may have a material impact on our future operations and strategic alternative options.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $19.0 million in 2015, $26.5 million in 2014 and $10.7 million in 2013. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

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

In the past, from time to time, we have earned revenue by chartering out vessels, equipment and crew and providing marine services to clients or customers. Marine services provided the majority of our revenue in 2015, but did not provide any revenue in 2014. While the results of these syndicated projects were generally successful, the clients or customers may not be willing or financially able to continue with syndicated projects of this type in the future. Failure to secure such revenue producing contracts in the future may have a material impact on our revenue and operating cash flows. We may take payment for these services in the form of cash, shares in the client’s company, or financial interest in the tenement areas. There is no guarantee that the non-cash payment for our services will ever be able to be monetized or be used by Odyssey.

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

Some of our equipment or assets could be seized or we may be forced to sell certain assets

We have pledged certain assets, such as equipment and shares of subsidiaries as collateral under our loan agreements. Some suppliers have the ability to seize some of our assets if we do not make timely payments for the services, supplies, or equipment that they have provided to us. If we were unable to make payments on these obligations, the lender or supplier may seize the asset or force the sale of the asset. The loss of such assets could interrupt our operations. The sale of the asset may be done in a manner and under circumstances that do not provide the highest cash value for the sale of the asset.

We could be delisted from the NASDAQ Capital Market.

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, a minimum bid requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with NASDAQ’s minimum bid requirement for continued listing. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive business days, NASDAQ may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else NASDAQ may make a determination to delist our common stock. Our stock traded for less than $1.00 for 30 consecutive business days and we received notice of this from the NASDAQ Capital Market on March 9, 2015. We were unable to cure this situation in the course of 2015 and the Nasdaq Hearings Panel gave us until March 7, 2016 to cure the situation. On February 19, 2016, Odyssey implemented a 1-for-12 reverse stock split to raise the market price per share. As of March 7, 2016 we regained compliance with NASDAQ’s minimum bid requirement.

Another requirement for continued listing on the NASDAQ Capital Market is to maintain our market capitalization above $35 million. On December 29, 2015, we were notified that we had failed to satisfy the minimum $35 million market value of listed securities for the previous 30 consecutive trading days. NASDAQ granted the Company a 180-day period within which to regain compliance with the market capitalization requirement, through June 27, 2016. In order to achieve compliance, the Company must evidence a market value of listed securities of at least $35 million for a minimum of ten consecutive business days. As of March 18, 2016, we regained compliance with NASDAQ’s minimum market capitalization requirement.

Failure by the company to maintain compliance with or regain compliance with the above-mentioned and other NASDAQ continued listing requirements may lead to the de-listing of the company from the NASDAQ Capital Market. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Our insurance coverage may be inadequate to cover all of our business risks.

Although we seek to obtain insurance for some of our main operational risks, there is no guarantee that the insurance policies that we have are sufficient, that they will be in place when needed, that we will be able to obtain insurance coverage when desired, that insurance will be available on commercially attractive terms, or that we will be able to anticipate the risks that need to be insured. For example, although we may be able to obtain War Risk coverage for a project at a specific date and location, such insurance may be unavailable at other times and locations. Although we may be able to insure the vessel and equipment for certain risks such as certain possible loss or damage scenarios, we may lack insurance to cover against government seizure or detention of our vessel and equipment. Permanent loss or temporary loss of our vessel and equipment and the associated business interruption without commensurate compensation from an insurance policy could severely impact the financial results and operational capabilities of the company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our offices in Tampa, Florida where we lease 11,772 square feet of office space. This corporate office space is located in a building that we previously owned. On December 10, 2015, we sold the building to Monaco Financial, LLC (See NOTE S). We currently do not own any buildings or land. We believe our current leased facility is sufficient for our foreseeable needs.

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

	Price (1)
	High	Low
Quarter Ended
March 31, 2014	$32.88	$20.64
June 30, 2014	$28.32	$14.16
September 30, 2014	$22.20	$10.20
December 31, 2014	$16.68	$10.20
Quarter Ended
March 31, 2015	$12.84	$6.12
June 30, 2015	$9.24	$4.80
September 30, 2015	$5.88	$3.12
December 31, 2015	$7.80	$2.76

(1)	These prices have been adjusted to reflect a 1-for-12 reverse stock split that became effective on February 29, 2016.

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at February 23, 2016 was 265. This does not include stockholders that hold their stock in accounts included in street name with broker/dealers which approximates 12,700 stockholders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2015.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2015.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2015	2014	2013	2012	2011
Results of Operations
Revenue	$5,330	$1,323	$23,914	$13,198	$15,727
Net income (loss)	(18,207)	(26,473)	(10,741)	(18,184)	(16,225)
Earnings (loss) per share – basic	(2.46)	(3.74)	(1.61)	(3.00)	(3.36)
Earnings (loss) per share – diluted	(2.46)	(3.74)	(1.61)	(3.00)	(3.36)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$6,913	$25,090	$51,461	$26,897	$23,414
Long-term obligations	3,141	11,808	5,662	4,011	5,690
Shareholder’s equity (deficit)	(25,549)	(10,404)	13,207	(20,759)	(9,775)

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

See NOTE O regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $100,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2015, 2014 and 2013, all of which included a twelve-month period ended December 31.

2015 Compared to 2014

Increase/(Decrease)			2015 vs. 2014
(Dollars in millions)	2015	2014	$	%
Total revenue	$5.3	$1.3	$4.7	303%

Cost of sales	$1.4	$0.2	$1.2	486
Marketing, general and administrative	11.5	9.8	1.7	17
Operations and research	11.4	19.5	(8.0)	(41)
Common stock issued for subsidiary stock option settlement	2.5	0.0	2.5	100

Total operating expenses	$26.8	$29.5	$(2.6)	(9%)

Other income (expense)	$0.3	$(1.0)	$1.2	(129%)

Income tax benefit (provision)	$0.0	$0.5	$(0.5)	(100%)

Non-controlling interest	$3.0	$2.2	$0.9	39%

Net income (loss)	$(18.2)	$(26.5)	$8.3	(31%)

Revenue

Revenue is generated through the sale of recovered cargo such as coins, bullion, and merchandise and from chartering or leasing our marine exploration equipment, vessel and services. Total revenue increased by $4.0 million from $1.3 million in 2014 to $5.3 million in 2015. $3.3 million of the revenue in 2015 resulted from providing marine exploration services to third parties, primarily for a shipwreck recovery project in the fourth quarter, and $1.9 million of the 2015 revenue resulted from the sale of inventory items such as coins. The 2014 revenue was primarily the product of coin sales and a sale of gold obtained from refining the silver bullion recovered from the Gairsoppa shipwreck.

Although significant quantities of gold and silver cargo items were recovered from the SS Central America shipwreck in 2014, the recovered cargo remains the property of RLP, and no revenues were recognized in 2014 or 2015 from this project because any amounts can only be measured upon monetization of the recovered cargo. Our financial interests in the eventual net proceeds from the monetization of the recovered cargo from the SS Central America shipwreck were sold to Monaco Financial, LLC in December 2015 (See NOTE S), thus no revenue is expected to be recognized from the recovered cargo in the future. Several other assets and inventory items were sold to Monaco as part of the transaction with Monaco. The sales of these other assets were not recorded as revenues.

Cost and Expenses

Cost of sales consists of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with recovered cargo and merchandise sales. Cost of sales is recorded for the sale of each Republic coin or the sale of merchandise and other items owned by us. We acquired non-refined Gairsoppa silver bars from the UK government. Cost of sales increased from $0.2 million in 2014 to $1.4 million in 2015. The increase in 2015 is due to a write-down on our inventory of SS Gairsoppa silver bars in line with a decline in world silver prices and to increased unit sales of SS Republic coins from our inventory.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses increased from $9.8 million in 2014 to $11.5 million in 2015. This variance of $1.7 million is primarily due to (i) a reversal of a bad debt provision of $0.5 million in 2014, (ii) higher legal and transaction costs in 2015 related to the Stock Purchase Agreement with MINOSA, (iii) the accelerated vesting of restricted stock units related to the retirement of the Company’s General Counsel in June 2015, and (iv) the accrual of additional compensation expenses in 2015.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine Operations, which include all vessel and charter operations. Operations and research expenses were $11.4 million in 2015 as compared to $19.5 million 2014. The decrease of $8.0 million in 2015 is primarily due to (a) lower costs in 2015 associated with the Dorado Discovery vessel that came off a long term lease in August 2014, (b) our Odyssey Explorer vessel was operating offshore for most of 2014 whereas in 2015 it only operated offshore for part of the year, and (c) the 2014 period included a credit to expenses of $6.3 million for the Priority Cost Recoupment on the SS Central America shipwreck project. Excluding this credit of $6.3 million of 2014, operations and research expenses actually decreased by $14.3 million.

Common stock issued for subsidiary stock option settlement was $2.5 million in 2015 compared to nil in 2014. This represents the cost of exchanging 4.0 million newly issued shares of our common stock for cancelling MAKO Resources’ call option on 6 million shares of Oceanica held by us. This transaction ensured that we maintained majority control over Oceanica.

Other Income or Expense

Other income and expense generally consists of interest income on investments, if any, offset by interest expense on our financial debt obligations. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Total other income or expense changed from net other expense of $1.0 million in 2014 to net other income of $0.3 million in 2015 primarily as a result of a gain on the extinguishment of debt in 2015. On December 10, 2015, we extinguished a significant amount of debt in connection with a transaction with Monaco Financial, LLC (See NOTE S). This debt extinguishment resulted in a one-time gain of $5.6 million. This 2015 gain was largely off-set by (a) interest expenses of $4.6 million, which increased in 2015 as a result of a larger interest-bearing debt balance throughout the year and to a higher average interest rate on the loans, and (b) to a $1.2 million expense resulting from the change in the fair value of the derivative liabilities ($0.5 million related to the change in the stock price/volatility and $0.7 million related to other changes such as the interest rate). The major new debt obligations impacting the interest expense in 2015 are the $10 million loan advanced from Monaco in the second half of 2014, and the $14.75 million loan from MINOSA in the first half of 2015. These loans carry an interest rate ranging between 8-11%. We retired all the Bank loans ($11.7 million) as part of the Monaco transaction on December 10, 2015. In 2014, there was an expense of $0.5 million related to an increased investment in Neptune. No further investment in Neptune has been made since then.

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2015 or 2014. Although the Company has significant tax loss carryforwards, we incurred alternative minimum taxes related to the sale of subsidiary stock in 2013. As a result of an IRS private letter ruling to the Company, in 2014 we reversed a $0.5 million provision for income taxes made in 2013.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in 2015 was $3.0 million compared to $2.2 million in the same period in 2014. In both years, our subsea mineral exploration subsidiary was engaged in environmental studies and preparation of the Don Diego EIA. In 2015, there were extra fees paid for a third-party vessel as compared to 2014.

Liquidity and Capital Resources

(Dollars in thousands)	2015	2014
Summary of Cash Flows:
Net cash (used) by operating activities	$(17,164)	$(28,555)
Net cash provided (used) by investing activities	800	(2,968)
Net cash provided by financing activities	15,462	13,344

Net (decrease) in cash and cash equivalents	$(902)	$(18,179)

Beginning cash and cash equivalents	3,144	21,322

Ending cash and cash equivalents	$2,241	$3,144

Discussion of Cash Flows

Net cash used by operating activities in 2015 was $17.2 million, or an improvement of $11.4 million compared to 2014, primarily as a result of an improvement in the net result before adjustment for the non-controlling interest. The 2015 operating cash flows primarily reflected a net loss before non-controlling interest of $21.3 million offset by non-cash items of $4.7 million including common stock issued for subsidiary stock option settlement ($2.5 million, see NOTE J), depreciation and amortization ($1.4 million), share-based compensation ($2.7 million), notes payable interest accretion ($2.3 million), and the change in the fair value of derivative liabilities ($1.2 million, see NOTE J), a gain on the transfer of assets and settlement of debt ($5.6 million, see NOTE S). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $0.6 million. This primarily included a decrease in accounts payable in 2015 of $3.5 million and an increase in accrued expenses and other of $2.0 million which were in turn partially offset by a decrease in inventory of $1.2 million from increased coin sales, and increase in accounts receivable of $0.6 million, and a decrease in other assets of $0.3 million.

Net cash used by operating activities for 2014 was $28.6 million. The 2014 operating cash flows primarily reflected a net loss before non-controlling interest of $28.7 million offset in part by non-cash items of $7.4 million including depreciation and amortization of $5.5 million ($3.0 million of which was an asset impairment charge to depreciation resulting from the termination of the Dorado Discovery charter), share-based compensation ($2.2 million), notes payable interest accretion ($0.6 million), and increased by non-cash items such as fees/interest paid with stock ($0.1 million), and the change in the fair value of derivative liabilities ($1.0 million, see NOTE J). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $5.7 million. This primarily included an increase in accounts receivable in 2014 of $6.3 million mainly due to the recoupment of SS Central America project costs. A $2.5 million decrease in accrued expenses in 2014 resulted primarily from the payment of $1.3 million to the UK on the Gairsoppa project and the payment of other 2013 accruals, including the 2013 employee bonus. Other changes in working capital in 2014 included a $2.0 million decrease in other assets including prepaid expenses and deposits on equipment, a $0.03 million increase in inventory and a $0.2 million increase in accounts payable.

Cash flows from investing activities in 2015 were $0.8 million as the result of the sale of our Nassau Street building in March 2015. No major equipment purchases were made in 2015.

Cash flows used in investing activities for 2014 were $3.0 million. The major equipment purchases in 2014 included $1.1 million for a deep tow system, $0.7 million for new mineral exploration equipment and $0.7 million for the Odyssey Explorer which included steelwork, an umbilical cable and a control system for the ROV.

Cash flows provided by financing activities in 2015 were $15.5 million. During this period, we borrowed $14.75 million from MINOSA (see NOTE K) and $2.0 million from Monaco (See NOTE S). On December 10, 2015, we settled all of the Bank loans which resulted in the release of $0.5 million that had been required to be maintained in a restricted bank account to service these Bank loans. These cash inflows were partially offset by repayment of debt obligations which included $0.7 million in mortgage payable reductions after the sale of our Nassau Street building and an additional $1.1 million in payments on the term loan from Fifth Third Bank.

Cash flows provided by financing activities for 2014 were $13.3 million. In 2014, we received $10.0 million from a loan from our marketing partner, Monaco Financial, LLC., a related party (see Note K). In 2014, we also received $7.7 million of cash advances on a new $10.0 million credit facility with Fifth Third Bank related to recovered cargo from shipwrecks. These cash inflows were offset by repayment of debt obligations which included $3.1 million in short term convertible notes payable reductions and an additional $1.0 million in payments on the term loan from Fifth Third Bank. The 2013 $10.0 million Gairsoppa project loan was paid off in 2014 using $10.0 million in restricted cash held at Fifth Third Bank. The remaining cash flows used for financing activities were mortgage and financed asset payments.

General Discussion 2015

At December 31, 2015, we had cash and cash equivalents of $2.2 million, a decrease of $0.9 million from the December 31, 2014 balance of $3.1 million. This decrease was mainly the result of cash used in operations. Although there were significant cash inflows from financing activities ($15.5 million), operating activities consumed $16.4 million of cash.

In March 2015, we entered into a $14.75 million loan agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and into a Stock Purchase Agreement (“SPA”) with its affiliate, Penelope Mining LLC (“Penelope”) (See NOTE K). This agreement was subsequently approved by our stockholders at the June 9, 2015 Annual Stockholders’ Meeting. The SPA is subject to many terms and conditions that have not been fulfilled yet, thus at the date of this report, Penelope has not yet made any of the equity investments under the SPA. The loan agreement was amended in 2015 and subsequently in 2016. The maturity date has been extended several times with a current maturity date of March 18, 2017, see NOTE U for further information. Two representatives of affiliates of MINOSA were elected to the Odyssey Board of Directors on June 9, 2015 and various Mexican representatives of affiliates of MINOSA have been assisting us and our subsidiaries with the development and environmental permitting process for the mineralized phosphate concession area held in Mexico by one of our subsidiaries.

In 2015, we continued to advance the development of our subsidiary in Mexico that holds exclusive rights to a mineralized phosphate deposit (known as the “Don Diego” deposit). Additional studies and reports were prepared for the Mexican government’s review of the company’s application for an environmental permit to begin extraction of the phosphate rock from the concession area. A public hearing was held, questions from the government’s SEMARNAT agency were answered, and numerous meetings were held with local and regional parties who have an interest in the project. During the course of 2015, we evaluated other mineral deposits and filed for concession rights to a new potential mineralized deposit unrelated to phosphate and unrelated the company’s existing Don Diego deposit.

Due to delays in obtaining government permits for specific projects in 2015, the Odyssey Explorer was kept at a reduced operational and cost level for much of 2015. The main operational activity of the vessel occurred in the fourth quarter of 2015 when it worked under contract on the recovery of shipwreck cargo for a third-party client in the eastern part of the Mediterranean Sea. On December 10, 2015, we sold our shipwreck database, our exhibit activity, our merchandise and recovered cargo inventory, our headquarters building, 50% of our ownership in and 50% its receivables from Neptune Minerals, Inc, and our financial interest in the recovered cargo from the SS Central America shipwreck in exchange for cash and a reduction of our financial debt obligations (see NOTE S). We retained all our marine exploration tools and equipment (vessel, equipment, trained personnel, etc.). With the exception of a few shipwreck projects that we retained (such as the HMS Victory project), our role in the shipwreck business going forward is to primarily be a contractor providing search and recovery services on a cost plus basis while earning a pre-defined share of net proceeds from the monetization of cargo by the client. This one client is Magellan Offshore Services (“Magellan”), an affiliate of Monaco. As part of this agreement, Magellan has agreed to exclusively hire us on a “cost plus” basis for any shipwreck search and recovery projects conducted in the next five years. In turn, we agreed not to pursue the shipwrecks included in the data base sold to Magellan. Magellan will also pay us 21.25% of the net proceeds from any monetization of recovered cargo. If Magellan elects to participate in funding the recovery costs of the few shipwreck projects we retained for ourselves, then it will have the right to receive up to 50% of our net proceeds from these projects, if any.

Financial debt of the company, excluding the derivative component of such debt, decreased by $3.0 million in 2015, from a balance of $21.2 million at December 31, 2014 to a balance of $18.2 million at December 31, 2015. From March 11, 2015, through June 30, 2015, we received loans from MINOSA for a total amount of $14.75 million. On December 10, 2015, we settled all remaining Bank debt in the amount of $11.7 million and we reduced the amount of the loans due to Monaco (see NOTE S). Additional financial debt reductions resulted from $1.0 million in scheduled semi-annual payments on our Term Loan with Fifth Third Bank in January and July 2015, and $0.7 million of mortgage payments, the bulk of which paid off our Nassau street building mortgage upon the sale of that building in March 2015.

Financings

Stock Purchase Agreement

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the “Lender”). The Purchase Agreement provides for us to issue and sell to the Investor shares of the our preferred stock in the amounts and at the prices set forth below (the numbers set forth below have been adjusted to reflect the 1-for-12 reverse stock split of February 19, 2016):

Series	No. of Shares	Price per Share
Series AA-1	8,427,004	$12.00
Series AA-2	7,223,142	$6.00

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor is subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders (received on June 9, 2015), the receipt of regulatory approval, performance by the Company of its obligations under the Purchase Agreement, receipt of certain third party consents, the listing of the underlying common stock on the NASDAQ Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State.

The purchase and sale of 2,916,667 shares of Series AA-1 Preferred Stock at an initial closing and for the purchase and sale of the remaining 5,510,337 shares of Series AA-1 Preferred Stock according to the following schedule, subject to the satisfaction or waiver of specified conditions set forth in the Purchase Agreement:

Date	No. Series AA- 1 Shares	Total Purchase Price
March 1, 2016	1,806,989	$21,683,868
September 1, 2016	1,806,989	$21,683,868
March 1, 2017	1,517,871	$18,214,446
March 1, 2018	378,488	$4,541,856

The Investor may elect to purchase all or a portion of the Series AA-1 Preferred Stock before the other dates set forth above. The initial closing and the closing scheduled for March 1, 2016, have not yet occurred because certain conditions to closing have not yet been satisfied or waived. After completing the purchase of all AA-1 Preferred Stock, the Investor has the right, but not the obligation, to purchase all or a portion the 7,223,145 shares of Series AA-2 Preferred Stock at any time after the closing price of the Common Stock on the NASDAQ Stock Market has been $15.12 or more for 20 consecutive trading days. The Investor’s right to purchase the shares of Series AA-2 Preferred Stock will terminate on the fifth anniversary of the initial closing under the Purchase Agreement.

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

Subject to the terms set forth in the Purchase Agreement, the Lender agreed to provide the Company, through a subsidiary of the Company, with loans of up to $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The Lender loaned the Company the full $14.75 million during the period March 11 through June 30, 2015. The outstanding principal balance of the loan at December 31, 2015 was $14.75 million.

The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. The Oceanica Call option expired on March 11, 2016 without being executed or extended. The Oceanica Call was to also terminate if the Investor elected to terminate the Purchase Agreement under specified circumstances. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) March 30, 2016; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016 the agreements with MINOSA and Penelope were further amended (see NOTE U).

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

Other Loans

During October 2015 we entered into a loan agreement with Monaco Financial, LLC (“Monaco”) to provide up to $2.0 million. We received the initial advance of $1.0 million on October 30, 2015. The second $1.0 million was conditional upon entering into a definitive agreement relating to their acquisition of certain assets from us, subject to their obligation to satisfy certain of our indebtedness. On December 10, 2015, Odyssey, Monaco, and certain affiliates of Monaco entered into and completed the transactions contemplated by an acquisition agreement (the “Acquisition Agreement”) pursuant to which, among other things, we sold certain assets to Monaco and its affiliates, and Monaco (a) repaid our indebtedness for borrowed money owed to a bank, (b) reduced the amount of indebtedness owed by us to Monaco and agreed to certain modifications regarding the remaining indebtedness, and (c) applied the amount of advances previously made by Monaco to us, as well as additional cash, to the consideration paid to us for the transaction. More significantly, Monaco advanced the additional $1.0 million to us, extinguished the $2.0 million loan it had made to us in the fourth quarter of 2015, settled in full all of our three bank loans ($11.7 million), and amended or extinguished certain loans made in 2014 by Monaco to us (extinguished $2.2 million of the loans, ceased interest on $5.0 million of the loans and made it only repayable under certain circumstances, and extended the maturity of the remaining $2.8 million of loans to December 31, 2017 (See NOTE K).

In August 2015, we amended our term loan with Fifth Third Bank (the “Bank”) setting the maturity date on the loan at December 17, 2015. In January and July 2014 and 2015 we made required semi-annual principal payments of $500,000 on the loan. This loan was settled in full on December 10, 2015 in connection with the transaction with Monaco. The balance of this loan at December 31, 2015 was $0.

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. By December 31, 2014, we had received advances of $7.7 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck. This loan agreement was amended in May and September 2015, so that the maturity of the loan was changed to December 17, 2015. This loan was settled in full on December 10, 2015 in connection with the transaction with Monaco. The balance of this loan at December 31, 2015 was $0.

On August 14, 2014, we entered into a loan agreement with Monaco that provided for loans of up to an aggregate amount of $10.0 million. The full amount was loaned to us in the second half of 2014. On December 1, 2014, we received the third tranche of $2.5 million on this loan facility. Advances under the loan agreement bear interest at a rate of 8.0% for the first year and 11.0% thereafter. The credit facility provides for monthly payments of interest only, with the principal amount and all accrued interest due and payable on August 14, 2016. As further consideration for the credit facility, we agreed to assign to the lender 100,000 shares Odyssey owns in Oceanica Resources and granted the lender the right to convert the outstanding loan balance into shares of Oceanica Resources or to purchase additional shares of Oceanica Resources from Odyssey if the loan is repaid. Odyssey’s obligations under the credit facility are secured by specified assets, including a portion of Odyssey’s shares in Oceanica Resources, and by any residual in Odyssey’s financial interest in the proceeds from the monetization of SS Central America cargo after repayment of the Bank loan. Our obligation to repay the principal and accrued interest may be accelerated at the option of the lender if an event of default, as specified in the loan agreement, occurs. We may prepay the outstanding loan balance before the maturity date. In connection with the transaction we completed with Monaco on December 10, 2015, the parties extinguished $2.2 million of the Monaco loan, ceased interest on $5.0 million of the loans and made them only repayable under certain circumstances, and extended the maturity of the remaining $2.8 million of loans to December 31, 2017 (See NOTE K and NOTE S). As of December 31, 2015, the loan balance outstanding was $2.8 million.

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan bears interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan had an initial maturity date of July 11, 2013, and requires monthly principal payments in the amount of $10,750 plus accrued interest. This loan is secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In July 2013 when the above noted mortgage was scheduled to mature, we extended it on substantially the same terms that previously existed. This loan was again amended in September 2015 whereby the new maturity date was set at December 17, 2015. This loan was settled in full on December 10, 2015 in connection with the transaction with Monaco. The balance of this loan at December 31, 2015 was $0.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows in 2016 or the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. During 2015 we received notices from NASDAQ of a possible de-listing for not being compliant with their continued listing requirements. In the first quarter of 2016, we regained compliance with these continued listing requirements. Our 2016 business plan requires us to generate new cash inflows during 2016 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2015—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at December 31, 2015 was $2.2 million which is insufficient to support operations through the end of 2016. We have a working capital deficit at December 31, 2015 of $21.1 million. Our largest loan of $14.75 million from MINOSA has a maturity date of March 18, 2017. We sold a substantial part of our assets to Monaco and its affiliates on December 10, 2015 and we have pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was $6.9 million at December 31, 2015 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit in Mexico. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

The decrease in total revenue of $22.6 million (from $23.9 million in 2013 to $1.3 million in 2014) was primarily due to the fact that a large quantity of valuable shipwreck cargo was both recovered and monetized in 2013 from the Gairsoppa shipwreck, whereas none of the shipwreck cargo recovered in 2014 from the SS Central America shipwreck was monetized in the same year. Significant quantities of gold and silver cargo items were recovered from the SS Central America shipwreck in 2014, but they have not been monetized because the US Federal Court for the District of Virginia that oversees the rights to the shipwreck and cargo has not yet released the cargo for monetization. Since the cargo has not yet been monetized, we are unable to measure the exact proceeds from an eventual sale of the recovered cargo and have thus not recognized any revenue from this project in 2014. In 2014, $0.3 million of revenue was recognized from the Gairsoppa project whereas $20.8 million of revenue was recognized in 2013 from this same project. Licensing and royalties related to Gairsoppa project provided a further $1.5 million in revenue in 2013 as compared to 2014. Sales of coins held in inventory from other shipwrecks were also lower in 2014 as compared to 2013.

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

Income Taxes and Non-Controlling Interest

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

Discussion of Cash Flows

Net cash used by operating activities for 2014 was $28.6 million, or an increase of $8.9 million compared to the previous year, primarily due to the increase in accounts receivable related to the SS Central America project. The 2014 operating cash flows primarily reflected a net loss before non-controlling interest of $28.7 million offset in part by non-cash items of $7.4 million including depreciation and amortization of $5.5 million ($3.0 million of which was an asset impairment charge to depreciation resulting from the termination of the Dorado Discovery charter), share-based compensation ($2.2 million), notes payable interest accretion ($0.6 million), and increased by non-cash items such as fees/interest paid with stock ($0.1 million), and the change in the fair value of derivative liabilities ($1.0 million, see NOTE J). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $5.7 million. This primarily included an increase in accounts receivable in 2014 of $6.3 million mainly due to the recoupment of SS Central America project costs. A $2.5 million decrease in accrued expenses in 2014 resulted primarily from the payment of $1.3 million to the UK on the Gairsoppa project and the payment of other 2013 accruals, including the 2013 employee bonus. Other changes in working capital in 2014 included a $2.0 million decrease in other assets including prepaid expenses and deposits on equipment, a $0. 3 million increase in inventory and a $0.2 million increase in accounts payable.

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

Interest-bearing financial debt of the company was reduced by $0.8 million in 2014, from a balance of $22.0 million at December 31, 2013 to a balance of $21.2 million at December 31, 2014. The $10.0 million project loan for the Gairsoppa project that was entered into in July 2013 and which had a maturity date of July 24, 2014, was paid off in full in March 2014. The convertible debt notes issued in 2011 and 2012 for a total amount of $18.0 million were fully retired in the first half of 2014. On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third Bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project (see discussion below under “Financings”). By December 31, 2014, we had received advances of $7.7 million on this new credit facility based on recoveries of gold bars and gold $20 coins from the SS Central America shipwreck. Between August and December 2014, we borrowed $10 million on two-year notes on a loan obtained from Monaco Financial, LLC, a strategic marketing partner that is a leading coin dealer, increasing our financial debt by $7.8 million. Additional debt reductions resulted from $1.0 million in scheduled semi-annual payments on our Term Loan with Fifth Third, and $0.2 million of mortgage payments.

In 2014, we continued to develop our mineral exploration activities. Our majority-owned subsidiary active in validating and developing a phosphate deposit in Mexico obtained its first NI 43-101 compliant technical reports, obtained extensions to its tenement areas, conducted numerous environmental studies, and filed its application for a Mexican environmental permit (Environmental Impact Assessment). At the end of 2014, the UK Ministry of Defence (MOD) gave us the go-ahead to commence the salvage work on the HMS Victory shipwreck, pending an environmental permit to be applied for from the UK Marine Management Organization. In March 2015, the MOD withdrew this permission to address issues raised in an application for Judicial Review of the original consent. The MHF has informed us they expect the MOD to promptly issue a new consent taking into account the issues raised in the Judicial Review application. An application to the UK Marine Management Organisation (“MMO”) was submitted in December 2014 seeking a permit for regulated activities related to the Victory Project. Approval of the application is expected late first quarter or early second quarter of 2015.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2015.

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

Long-Lived Assets

On December 10, 2015, we sold a significant amount of our long-lived assets (See NOTE S). As of December 31, 2015, we had approximately $2.8 million of net property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2015. As required by the ASC topic for Accounting for Income Taxes, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $64.6 million has been recorded as of December 31, 2015.

Artifact Inventory

The value of recovered artifacts in inventory includes the costs of recovery and conservation. The capitalized costs include direct costs of recovery such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees, depreciation and may even include fees paid to an insurer to relinquish the insurer’s claim to the recovered artifacts. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. We use historical sales, publications or available public market data to assess market value. On December 10, 2015, we sold all items that had previously been part of our artifact inventory (See NOTE S).

Allowance for Doubtful Accounts

In determining the collectability of our accounts receivable, we need to make certain assumptions and estimates. Specifically, we may examine accounts and assess the likelihood of collection of particular accounts. On December 10, 2015, we sold a significant part of our accounts receivable (See NOTE S).

Derivative Financial Instruments

In evaluating fair value of derivative financial instruments, there are numerous assumptions which management must make that may influence the valuation of the derivatives as included in the financial statements.

Contractual Obligations

At December 31, 2015, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$2,800	$—	$2,800	$—	$—
Operating lease	723	241	482
Interest on long-term obligations	617	309	308	—	—

Total contractual obligations	$4,140	$550	$3,590	$—	$—

Long-term obligations represent the amount due on our existing loans as described above. With the cessation of the Dorado Discovery vessel lease in September 2014, operating lease obligations have been eliminated.

We entered into a three year operating lease for our headquarter offices with Monaco Financial, LLC, a related party. This is pursuant to the acquisition agreement we entered into with them on December 10, 2015. The operating lease is cancellable upon nine months’ notice. See NOTE K and NOTE S.

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

On December 10, 2015, we settled all of our loans that carried variable interest rates, thus we currently do not have any debt obligations or instruments that expose us to interest rate risk.

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

There have been no significant changes in the Company’s internal controls over financial reporting as of December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 7, 2016.

The Company has adopted a Code of Ethics that applies to all of its employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and all committee charters are posted on the Company’s website (www.odysseymarine.com). We will provide a copy of any of these documents to stockholders free of charge upon request to the Company.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2015, 2014, and 2013. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, 2014, and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2016 expressed an unqualified opinion.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.
FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.
Certified Public Accountants
Tampa, Florida

March 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

We have audited Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Odyssey Marine Exploration, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Odyssey Marine Exploration, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows of Odyssey Marine Exploration, Inc. and subsidiaries, and our report dated March 24, 2106 expressed an unqualified opinion thereon and included an explanatory paragraph concerning matters related to the Company’s ability to continue as a going concern.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.
Ferlita, Walsh, Gonzalez & Rodriguez, P.A.
Certified Public Accountants
Tampa, Florida

March 24, 2016

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,241,317	$3,143,550
Restricted cash	—	520,728
Accounts receivable and other, net	801,575	6,476,049
Inventory	—	674,992
Other current assets	502,698	655,662

Total current assets	3,545,590	11,470,981

PROPERTY AND EQUIPMENT
Equipment and office fixtures	22,460,256	24,895,343
Building and land	—	3,758,688
Building and land held for sale	—	1,024,999
Accumulated depreciation	(19,633,420)	(22,443,492)

Total property and equipment	2,826,836	7,235,538

NON-CURRENT ASSETS
Inventory	—	5,110,967
Other non-current assets	540,590	1,272,053

Total non-current assets	540,590	6,383,020

Total assets	$6,913,016	$25,089,539

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,567,620	$5,070,973
Accrued expenses and other	4,265,456	2,387,962
Deferred income and revenue participation rights	383,148	—
Derivative liabilities	3,402,416	2,226,445
Mortgage and loans payable	15,058,845	9,356,724

Total current liabilities	24,677,485	19,042,104

LONG-TERM LIABILITIES
Mortgage and loans payable	3,140,787	11,808,157
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	7,784,537	16,451,907

Total liabilities	32,462,022	35,494,011

Commitments and contingencies (NOTE R)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 806,267 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 11,233 shares authorized; 0 and 2,700 issued and outstanding, respectively	—	3
Common stock – $.0001 par value; 75,000,000 shares authorized; 7,541,111 and; 7,131,875 issued and outstanding	754	8,558
Additional paid-in capital	204,438,148	198,323,630
Accumulated deficit	(220,634,415)	(202,427,252)

Total stockholders’ equity/(deficit) before non-controlling interest	(16,195,513)	(4,095,061)
Non-controlling interest	(9,353,493)	(6,309,411)

Total stockholders’ equity/(deficit)	(25,549,006)	(10,404,472)

Total liabilities and stockholders’ equity/(deficit)	$6,913,016	$25,089,539

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2015	12 Month Period Ended December 31, 2014	12 Month Period Ended December 31, 2013
REVENUE

Recovered cargo sales and other	$1,943,709	$1,271,398	$23,670,264
Exhibit	58,352	51,484	112,129
Expedition	3,328,190	—	131,556

Total revenue	5,330,251	1,322,882	23,913,949

OPERATING EXPENSES
Cost of sales – recovered cargo and other	1,447,331	247,087	694,787
Operations and research	11,428,506	19,477,227	26,024,548
Marketing, general and administrative	11,458,528	9,791,260	14,161,465
Common stock issued for subsidiary stock option settlement	2,520,000	—	—

Total operating expenses	26,854,365	29,515,574	40,880,800

LOSS FROM OPERATIONS	(21,524,114)	(28,192,692)	(16,966,851)

OTHER INCOME OR (EXPENSE)
Interest income	137	25,302	9,966
Interest expense	(4,551,799)	(1,560,254)	(3,581,642)
Change in derivative liabilities fair value	(1,175,971)	1,001,679	4,385,380
Gain on silver fixed price swap	—	—	1,206,350
(Loss) from unconsolidated entity	—	(522,500)	—
Gain on debt extinguishment	5,611,907	—	—
Other	388,595	104,922	581,543

Total other income or (expense)	272,869	(950,851)	2,601,597

LOSS BEFORE INCOME TAXES	(21,251,245)	(29,143,543)	(14,365,254)
Income tax benefit (provision)	—	481,055	(496,055)

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(21,251,245)	(28,662,488)	(14,861,309)
Non-controlling interest	3,044,082	2,189,374	4,120,037

NET (LOSS)	$(18,207,163)	$(26,473,114)	$(10,741,272)

LOSS PER SHARE
Basic and diluted	$(2.46)	$(3.74)	$(1.61)
Weighted average number of common shares outstanding
Basic and diluted	7,413,602	7,072,553	6,677,402

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2015	12 Month Period Ended December 31, 2014	12 Month Period Ended December 31, 2013
Preferred Stock, Series D – Shares
At beginning of year	2,700	2,700	17,200
Preferred stock converted to common	(2,700)	—	(14,500)

At end of year	—	2,700	2,700

Common Stock – Shares
At beginning of year	7,131,875	6,990,215	6,284,684
Preferred stock converted to common	2,700	—	14,500
Common stock issued for cash	—	—	366,045
Common stock issued for subsidiary stock option settlement	333,333	—	—
Common stock issued for settlement of senior convertible notes	—	107,512	296,030
Common stock issued for services	66,525	34,148	28,956
1 for 12 reverse stock split share round up	6,678	—	—

At end of year	7,541,111	7,131,875	6,990,215

Preferred Stock, Series D
At beginning of year	$3	$3	$21
Preferred stock converted to common	(3)	—	(18)

At end of year	$—	$3	$3

Common Stock
At beginning of year	$8,558	$8,388	$7,542
Preferred stock converted to common	3	—	18
Common stock issued for subsidiary stock option settlement	400	—	—
Common stock issued for cash	—	—	438
Common stock issued for settlement of senior convertible notes	—	129	355
Common stock issued for services	80	41	35
Effect of 1 for 12 reverse stock split	(8,287)	—	—

At end of year	$754	$8,558	$8,388

Paid-in Capital
At beginning of year	$198,323,630	$193,272,576	$144,446,574
Common stock issued for settlement of senior convertible notes	—	2,420,734	9,279,887
Common stock issued for services	98,534	—	—
Common stock issued for cash	—	—	10,360,896
Share-based compensation	2,348,751	2,380,320	2,617,278
Sale of subsidiary stock	—	—	27,500,000
Purchase of subsidiary stock	—	—	(1,250,000)
Settlement of financing fee with subsidiary stock	—	250,000	—
Settlement of vendor payable with subsidiary stock	—	—	625,000
Retained earnings of subsidiary acquisition	—	—	(307,059)
Gain on debt restructuring from asset purchase agreement	891,346	—	—
Common stock issued for subsidiary stock option settlement	2,519,600	—	—
Subsidiary shares issued for services	250,000	—	—
Subsidiary acquisition	(2,000)	—	—
Effect of 1 for 12 reverse stock split	8,287	—	—

At end of year	$204,438,148	$198,323,630	$193,272,576

Accumulated Deficit
At beginning of year	$(202,427,252)	$(175,954,138)	$(165,212,866)
Net (loss)	(18,207,163)	(26,473,114)	(10,741,272)

At end of year	$(220,634,415)	$(202,427,252)	$(175,954,138)

Non-controlling Interest
At beginning of year	$(6,309,411)	$(4,120,037)	$—
Net (loss)	(3,044,082)	(2,189,374)	(4,120,037)

At end of year	(9,353,493)	(6,309,411)	(4,120,037)

Total stockholders’ equity/(deficit)	$(25,549,006)	$(10,404,472)	$13,206,790

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2015	12 Month Period Ended December 31, 2014	12 Month Period Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before non-controlling interest	$(21,251,245)	$(28,662,488)	$(14,861,309)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Loan fee amortization	—	15,046	185,113
Note payable interest accretion	2,278,411	587,948	1,961,069
Senior convertible debt interest settled with common stock issuance	—	73,037	671,548
Share-based compensation	2,697,365	2,227,235	2,451,565
Depreciation and amortization	1,419,295	5,510,909	1,937,641
Reversal of bad debt provision	—	(522,500)	—
Investment in consolidated entity	—	—	(301,093)
Deferred revenue settled with zero basis stock of unconsolidated entity	—	—	(440,054)
Change in derivatives liabilities fair value	1,175,971	(1,001,679)	(4,385,380)
Loss in unconsolidated entity	—	522,500	—
Settlement of vendor payable with subsidiary stock	—	—	625,000
Loss on sale of property	29,404	—	—
Gain on transfer of assets and settlement of debt	(5,611,907)	—	—
Inventory mark down	151,922	—	—
Common stock issued for subsidiary stock option settlement	2,520,000	—	—
Noncash interest expense incurred from debt settlement	67,422	—	—
(Increase) decrease in:
Accounts receivable	(615,991)	(6,269,044)	1,792,266
Inventory	1,189,123	(264,904)	472,715
Other assets	265,077	2,003,546	(2,042,713)
Increase (decrease) in:
Accounts payable	(3,503,353)	(242,041)	1,515,694
Accrued expenses and other	2,024,299	(2,532,143)	(8,684,797)
Deferred income and revenue participation rights	—	—	(555,064)

NET CASH (USED) IN OPERATING ACTIVITIES	(17,164,207)	(28,554,578)	(19,657,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	850,000	—	—
Acquisition of subsidiary	(2,000)	—	—
Purchase of property and equipment	(48,411)	(2,968,197)	(4,504,779)

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	799,589	(2,968,197)	(4,504,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	10,361,336
Proceeds from issuance of loan payable	16,750,001	17,684,514	10,000,000
Restricted cash held as collateral on loans payable	520,728	10,165,004	(10,408,826)
Purchase of subsidiary stock	—	—	(1,250,000)
Proceeds from sale of subsidiary stock	—	—	27,500,000
Repayment of mortgage and loans payable	(1,808,344)	(14,505,450)	(814,089)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,462,385	13,344,068	35,388,421

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(902,233)	(18,178,707)	11,225,843
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,143,550	21,322,257	10,096,414

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,241,317	$3,143,550	$21,322,257

SUPPLEMENTARY INFORMATION:
Interest paid	$1,419,224	$989,601	$623,160
Income taxes paid	$—	$15,000	$—

NON-CASH TRANSACTIONS:
Accrued compensation paid by equity instruments	$—	$113,126	$165,748
Equipment purchased with financing	$—	$—	$756,795
Debt and interest payments with common shares	$—	$2,347,826	$8,608,694
Investment in unconsolidated entity per debt conversion into entity shares (See NOTE I)	$—	$522,500	$—

The accompanying notes are an integral part of these financial statements.

Summary of Significant Non-Cash Transactions

During 2013 we transferred 500,000 shares of Oceanica Resources, S.R.L. held by our wholly owned subsidiary Odyssey Marine Enterprises, Ltd. for $625,000 of marine services. The shares were valued based on the two most recent transactions in Oceanica shares at $1.25 per share.

In 2014 we reclassified our $1,840,404 service obligation from Deferred income and revenue participation rights to Accounts Payable.

On December 10, 2015 we entered into an acquisition agreement with Monaco Financial, LLC in which assets with a carrying value of $13.5 million were consideration for the termination and or settlement of debt totaling $20.1 million. See NOTE S for further information.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) is engaged in deep-ocean exploration. Our innovative techniques are currently applied to mineral exploration, shipwreck cargo recovery, and other marine survey and exploration charter services. Our corporate headquarters are located in Tampa, Florida.

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

Revenue Recognition and Accounts Receivable

In accordance with Topic A.1. in SAB 13: Revenue Recognition, exhibit and expedition charter revenue is recognized ratably when realized and earned as time passes throughout the contract period as defined by the terms of the agreement. Expenses related to the exhibit and expedition charter revenue (also referred to as “marine services” revenue) are recorded as incurred and presented under the caption “Operations and research” on our Consolidated Statements of Income.

In 2014, we were contracted by the Receiver of Recovery Limited Partnership (RLP) to recover gold and other cargo from the shipwreck SS Central America. RLP is the salvor in possession of the shipwreck SS Central America. Our agreement allowed for the reimbursement of Priority Recoupment costs, which were based on pre-defined and quantifiable contractual amounts. Priority Recoupment related to recoupment of operating and recovery expenses associated with this project. Operating and recovery expenses consist of mobilization costs and vessel-related expenses such as ships’ crew, provisions, fuel and specialized off-shore equipment. These expenses are charged to the Consolidated Statements of Operations as incurred, and the priority recoupment was recorded as a benefit (credit to expense) in the period we become assured of recoupment. These costs were to be recouped out of first cash proceeds from the monetization of recovered cargo items that are split 80% to us and 20% to RLP. After the Priority Recoupment was to be paid in full, subsequent cash proceeds were to be split 45% to us and 55% to RLP, at which point in time these proceeds would have been recorded as revenue. Staff Accounting Bulletin 13 requires four criteria to be present before recognizing revenue. These criteria are: collection is probable, delivery of goods or services are complete, persuasive evidence of an arrangement exists and the price or amount can be determined. Priority cost recoupment is not revenue, but the same criteria are applied when determining to recognize or not. We recovered a significant amount of gold and other valuable cargo, and based on an independent expert review of the recovered cargo, our Priority Recoupment was reasonably assured of being collected when the gold and other valuable cargo was to be monetized. To the extent the appraised value exceeded our priority recoupment and we would have been able to accurately measure or quantify a dollar amount for our 45% interest in these additional cash proceeds, we would have recorded record revenue at that time. The value of future monetization was based on what the market will bear, which is undeterminable at this time and, therefore, there is no revenue recognition related to our 45% portion of proceeds in excess of the Priority Recoupment. We recorded the Priority Recoupment amounts as a receivable in 2014 and carried them on our consolidated balance sheets until December 10, 2015. On December 10, 2015, we sold the Priority Recoupment receivable and all other eventual financial interests in the eventual monetization of the cargo recovered from the SS Central America shipwreck to Monaco Financial, LLC and its affiliates, see NOTE D regarding the SS Central America.

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

Inventory

Prior to December 10, 2015, Odyssey held two main types of inventory: (i) artifacts and coins held for re-sale and exhibits, and (ii) merchandise inventory for re-sale. On December 10, 2015, we sold all of the existing inventory items to Monaco Financial, LLC and its affiliates (See NOTE S).

Our inventory principally consisted of cargo recovered from the SS Republic shipwreck, other artifacts, general branded merchandise and related packaging material. Inventoried costs of recovered cargo include the costs of recovery, conservation and administrative costs to obtain legal title to the cargo. Administrative costs are generally legal fees or insurance settlements required in order to obtain clear title. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the cargo and the artifacts. We continually monitor the recorded aggregate costs of the recovered cargo in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess market value.

Packaging materials and merchandise were recorded at average cost. We recorded our inventory at the lower of cost or market.

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

Earnings Per Share

See NOTE O regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split.

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In past periods when the Company generated income, the Company calculated basic earnings per share (“EPS”) using the two-class method pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of the Senior Convertible Note we issued in the past because the note qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common stockholders and to the holders of Convertible Notes based on the weighted average number of common shares outstanding and number of shares that could be converted. These notes have since been terminated. The Company does not use the two-class method in periods when it generates a loss as the holders of the Convertible Notes do not participate in losses.

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

At December 31, 2015, 2014 and 2013 the weighted average common shares outstanding were 7,413,602, 7,072,553 and 6,677,402, respectively. For the periods ending December 31, 2015, 2014 and 2013 in which net losses occurred; all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2015	2014	2013
Average market price during the period	$6.36	$18.36	$35.52

In the money potential common shares from options excluded	—	—	12,180
In the money potential common shares from warrants excluded	—	—	7,697

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2015	2014	2013
Out of the money options and warrants excluded:

Stock Options with an exercise price of $12.48 per share	137,667	—	—
Stock Options with an exercise price of $12.84 per share	4,167	—	—
Stock Options with an exercise price of $20.88 per share	—	4,313	—
Stock Options with an exercise price of $26.40 per share	79,370	80,801	—
Stock Options with an exercise price of $32.76 per share	53,706	53,706	—
Stock Options with an exercise price of $32.88 per share	—	52,820	—
Stock Options with an exercise price of $34.68 per share	78,707	81,985	—
Stock Options with an exercise price of $39.00 per share	8,333	8,333	8,333
Stock Options with an exercise price of $40.80 per share	—	8,333	8,333
Stock Options with an exercise price of $41.16 per share	3,333	3,333	3,333
Stock Options with an exercise price of $42.00 per share	8,333	8,333	28,750
Stock Options with an exercise price of $46.80 per share	1,667	1,667	1,667
Stock Options with an exercise price of $48.00 per share	—	—	4,375
Warrants with an exercise price of $43.20 per share	130,208	130,208	130,208

Total anti-dilutive warrants and options excluded from EPS	505,491	433,832	185,000

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2015	2014	2013
Excluded Convertible Preferred Stock	—	2,700	2,700

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2015	2014	2013
Excluded unvested restricted stock awards	92,587	44,138	12,669

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2015	12 Month Period Ended December 31, 2014	12 Month Period Ended December 31, 2013
Net loss	$(18,207,163)	$(26,473,114)	$(10,741,272)
Cumulative dividends on Series G Preferred Stock	—	—	—

Numerator, basic and diluted net loss available to stockholders	$(18,207,163)	$(26,473,114)	$(10,741,272)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	7,413,602	7,702,553	6,677,402

Shares used in computation – diluted:
Weighted average common shares outstanding	7,413,602	7,702,553	6,677,402

Net loss per share – basic and diluted	$(2.46)	$(3.74)	$(1.61)

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

Redeemable Preferred Stock

If we issue redeemable preferred stock instruments (or any other redeemable financial instrument) they are initially evaluated for possible classification as a liability in instances where redemption is certain to occur pursuant to ASC 480–Distinguishing Liabilities from Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-K is filed with the Securities and Exchange Commission.

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At December 31, 2015, our uninsured cash balance was approximately $2.0 million.

We do not have any outstanding loans that bear variable interest rates thus we do not have any corresponding interest rate risk.

NOTE C – RESTRICTED CASH

As required by the original mortgage loan entered into with Fifth Third Bank (the “Bank”) on July 11, 2008, $500,000 was deposited into an interest-bearing account from which principal and interest payments are made. This mortgage loan has since been extended to July 2016. As extended, the new loan called for a restricted cash balance of $400,000 to be funded annually for principal and interest payments (see NOTE K). The balance in the restricted cash account was held as additional collateral by the Bank and was not available for operations. This loan was settled in full in December 2015 and the balance of restricted cash at December 31, 2015, is zero.

During May 2014, we entered into a $10.0 million project loan facility with the Bank (see NOTE K). Per the agreement, we deposited, from the loan proceeds, $500,000 into a restricted bank account to cover principal and interest payments. This account balance was also pledged as additional security for the loan. This loan was amended in 2015 to have a maturity date of December 17, 2015. This loan was satisfied in full before the maturity date in December 2015 and the balance in this account at December 31, 2015, is zero.

NOTE D – ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following:

	December 31, 2015	December 31, 2014
Trade	$2,371,304	$11,053,118
Related party	629,400	—
Other	116,668	54,524
Reserve allowance	(2,315,797)	(4,631,593)

Accounts receivable, net	$801,575	$6,476,049

The trade receivable balance at December 31, 2015 and December 31, 2014 consists primarily of (i) a trade receivable from Neptune Minerals, Inc. for which a reserve allowance for the full amount, $2,315,797 and $4,631,593 for 2015 and 2014, respectively, has been made, and (ii) in 2014 a trade receivable on our right to a priority cost recoupment on the SS Central America shipwreck project. In 2014, we recorded a priority recoupment of costs in the amount $6,290,465 as a reduction to our Operations and research costs. These amounts were based on set and determinable contractual amounts for the recovery of the cargo from the SS Central America shipwreck. These determinable amounts defined the fixed obligation due to us for our services rendered as it related to Priority Recoupment. See revenue recognition and accounts receivable in NOTE A. In December 2015 as part of the acquisition agreement with a related party we sold 50% of the Neptune Minerals, Inc. receivable as well as 100% of the priority recoupment receivable of $6,290,465 recognized in 2014. It is this same related party that owes us $629,400 at December 31, 2015 for SS Republic coins purchased. See NOTE S for further explanation of the asset purchase agreement.

NOTE E – INVENTORY

Our inventory consists of the following:

	December 31, 2015	December 31, 2014
Recovered cargo	$—	$5,681,264
Packaging	—	70,560
Merchandise	—	405,467
Merchandise reserve	—	(371,332)

Total Inventory (current and non-current)	$—	$5,785,959

Based on our estimates of the timing of future sales, $0 and $5,110,967 of artifact inventory for the fiscal years ended 2015 and 2014 were classified as non-current. In December 2015, we sold our inventory as part of an acquisition agreement executed with a related party. For further information on this, see NOTE S. We do not include the recovered cargo from the SS Central America shipwreck in inventory since this recovered cargo is the property of the receiver pursuant to the master services agreement between us and the receiver.

NOTE F – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	December 31, 2015	December 31, 2014
Prepaid expenses	$497,118	$650,157
Deposits	5,580	5,505

Total other current assets	$502,698	$655,662

For the period ended December 31, 2015, prepaid expenses consisted of $292,674 of prepaid insurance premiums, $105,707 for vessel fuel not consumed from a terminated charter for which we are due a credit and $98,737 for other operating prepaid costs. For the period ended December 31, 2014, prepaid expenses consisted of $360,962 of prepaid insurance premiums, $168,731 for vessel fuel not yet consumed, $29,180 of deferred financing fees, and $91,284 of other operating prepaid costs. All prepaid expenses, except fuel, are amortized on a straight-line basis over the term of the underlying agreements. Fuel is expensed based on actual usage. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2015	December 31, 2014
Building, improvements and land	$—	$3,758,686
Building and land held for sale	—	1,024,999
Computers and peripherals	1,332,767	1,613,744
Furniture and office equipment	2,003,731	2,376,650
Vessel and equipment	19,123,758	19,123,758
Exhibits and related	—	1,781,193

	22,460,256	29,679,030
Less: Accumulated depreciation	(19,633,420)	(22,443,492)

Property and equipment, net	$2,826,836	$7,235,538

In December 2014, we put one of our two buildings in Tampa up for sale. This sale was completed in March 2015. In 2014, we ceased our long-term charter of the Dorado Discovery vessel resulting in an impairment charge related to the equipment we maintained on this vessel. In the second half of 2014, we recorded accelerated depreciation on this equipment for an additional depreciation charge of $3.0 million. In December 2015, our headquarter building and exhibit assets were sold as part of an asset purchase agreement with a related party. See NOTE S for further explanation on this item.

NOTE H – OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31, 2015	December 31, 2014
Recovered cargo	$—	$730,463
Deposits	540,590	541,590

Total other long-term assets	$540,590	$1,272,053

The 2014 recovered cargo balance consists primarily of SS Republic coins and silver bullion bars from the SS Gairsoppa silver recovery and other artifacts. Deposits for both years include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for HMS Sussex and $100,000 deposit to fund conservation and documentation of any artifacts recovered. Theses HMS Sussex deposits are refundable in their entirety, net of approved Ministry of Defense related expenses. Other deposits are held by various vendors for services, and in accordance with agreements in the normal course of business. The recovered cargo was sold as part of the acquisition agreement executed in December 2015 with a related party. See NOTE S for further explanation.

NOTE I – INVESTMENT IN UNCONSOLIDATED ENTITY

Neptune Minerals, Inc.

At December 31, 2014 and prior to December 10, 2015, we owned 6,190,201 shares of non-voting stock in Neptune Minerals, Inc. (“NMI”). These non-voting shares were comprised of 6,184,976 of Class B Common non-voting shares and 5,225 Series A Preferred non-voting shares. This represented approximately a 28% ownership interest in NMI. On December 10, 2015, we sold 50% of these shares as part of an asset purchase agreement with a related party. See NOTE S for further information. The 50% of NMI shares sold amounted to 3,092,488 Class B Common non-voting shares and 2,613 Series A Preferred non-voting shares. Our NMI shares remaining at December 31, 2015 are 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. Our holdings now constitute an approximate 14% ownership in NMI.

At December 31, 2015, our estimated share of unrecognized DOR (NMI) equity-method losses are approximately $20.7 million. We have not recognized the accumulated $20.7 million in our income statement because these losses exceeded our investment in DOR (NMI). Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $20.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2014. We do reasonably believe NMI’s for 2015 are minimal. We do not have any guaranteed obligations to NMI, nor are we otherwise committed to provide financial support. Even though we were not obligated, during July 2013, we, along with a second creditor, loaned funds to NMI of which our share was $500,000, and this indebtedness was evidenced by a convertible note. This funding was not for the purpose of funding NMI’s prior losses but for current requirements. Per ASC 323-10-35-29: Additional Investment After Suspension of Loss Recognition, we concluded this loan did not increase our ownership nor was it to be considered in-substance stock. Based on the financial position of NMI at December 31, 2013, we reserved for this note in its entirety. This note carried an interest rate of 6% per annum and matured on April 26, 2014. The note contained a mandatory conversion clause if the note remained unpaid at maturity. In April 2014, the note was converted into 5,225 shares of Series A Preferred non-voting stock. These shares are convertible into 522,500 shares of Class B non-voting common stock and require no further exchange of consideration for conversion. As a result of this conversion of the loan into equity, we recognized $522,500 of additional investment in NMI and appropriately wrote it down to the loss in unconsolidated entity in 2014.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. At December 31, 2015, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Ltd.

During the period ended June 30, 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 of ordinary shares to us. The shares currently represent an approximate 3% equity stake in CRP. With CRP being a thinly traded stock on the New Zealand Stock Exchange and guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. At December 31, 2015, the net carrying value of our investment in CRP was zero in our consolidated financial statements.

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of December 31, 2015 and December 31, 2014 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	December 31, 2015	December 31, 2014
Derivative liabilities:
Embedded derivatives derived from:
2014 Convertible Promissory Notes	$3,396,191	$2,115,318

	3,396,191	2,115,318
Warrant derivatives
Senior Convertible Notes	6,225	111,127

Warrant derivatives	6,225	111,127

Total derivative liabilities	$3,402,416	$2,226,445

	December 31, 2015	December 31, 2014
Common shares linked to derivative liabilities:
Embedded derivatives:
2014 Convertible Promissory Notes*	3,174,604	3,174,604

	3,174,604	3,174,604

Warrant derivatives
Senior Convertible Notes	130,208	130,208

	130,208	130,208

Total common shares linked to derivative liabilities	3,304,812	3,304,812

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Years ended December 31,
	2015	2014
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$—	$47,243
2014 Convertible Promissory Notes	(1,280,873)	141,983
Warrant derivatives	104,902	812,453

Total derivative income (expense)	$(1,175,971)	$1,001,679

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of December 31, 2015, December 31, 2014 and the inception dates (Tranche 1 – August 14, 2014, Tranche 2 – October 1, 2014, Tranche 3 – December 1, 2014):

Tranche 1 – August 14, 2014:	December 31, 2015	December 31, 2014	August 14, 2014
Underlying price on valuation date*	$2.50	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	2.00 Years	1.62 Years	2.00 Years
Implied expected term to maturity	1.82 Years	1.51 Years	1.85 Years
Market volatility:
Range of volatilities	85.2% - 109.8%	58.5% - 78.1%	37.0% - 62.2%
Equivalent volatilities	98.1%	69.7%	51.2%
Contractual interest rate	11.00%	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.00%	9.50%	9.50%
Range of credit risk adjusted yields	3.29% - 4.22%	4.66% - 5.27%	3.94% - 4.45%
Equivalent credit risk adjusted yield	3.76%	4.86%	4.15%

Tranche 2 – October 1, 2014:	December 31, 2015	December 31, 2014	October 1, 2014
Underlying price on valuation date*	$2.50	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	2.00 Years	1.75 Years	2.00 Years
Implied expected term to maturity	1.82 Years	1.60 Years	1.79 Years
Market volatility:
Range of volatilities	85.2% - 109.8%	60.1% - 80.5%	58.6% - 75.3%
Equivalent volatilities	98.1%	70.4%	68.00%
Contractual interest rate	11.00%	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.00%	9.50%	9.25%
Range of credit risk adjusted yields	3.29% - 4.22%	4.66% - 5.27%	3.97% - 4.61%
Equivalent credit risk adjusted yield	3.76%	4.91%	4.24%

Tranche 3 – December 1, 2014:	December 31, 2015	December 31, 2014	December 1, 2014
Underlying price on valuation date*	$2.50	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	2.00 Years	1.92 Years	2.00 Years
Implied expected term to maturity	1.82 Years	1.72 Years	1.76 Years
Market volatility:
Range of volatilities	85.2% - 109.8%	59.8% - 78.1%	61.8% - 79.8%
Equivalent volatilities	98.1%	69.5%	72.2%
Contractual interest rate	11.00%	8.0% - 11.0%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.00%	9.25%	9.25%
Range of credit risk adjusted yields	3.29% - 4.22%	4.66% - 5.27%	4.29% - 4.84%
Equivalent credit risk adjusted yield	3.76%	4.91%	4.52%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore its shares do not trade on a public exchange. As a result, the underlying value must be based on private sales of the subsidiary’s shares because that is the best indicator of the value of the shares. There has been a sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly the underlying price used in the MCS calculations for the inception dates and years ended December 31, 2015 and 2014 was $2.50.
**	On December 10, 2015 the term was extended to December 31, 2017.

The following table reflects the issuances of compound embedded derivatives, redemptions and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended December 31, 2015 and 2014.

	For the years ended December 31,
	2015	2014
Balances at January 1	$—	$47,243
Issuances	—	—
Expirations from redemptions of host contracts reflected in income	—	(47,243)
Changes in fair value inputs and assumptions reflected in income	—	—

Balances at December 31	$—	$—

The fair value of the compound embedded derivative is significantly influenced by our trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the years ended December 31, 2015 and 2014.

	For the years ended December 31,
	2015	2014
Balances at January 1	$2,115,318	$—
Issuances	—	1,985,079
Changes in fair value inputs and assumptions reflected in income	1,280,873	130,239

Balances at December 31	$3,396,191	$2,115,318

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

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of December 31, 2015 or December 31, 2014.

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 130,208 shares of common stock as of December 31, 2015 and December 31, 2014:

	December 31
	2015	2014
Linked common shares	130,208	130,208
Quoted market price on valuation date	$3.24	$11.16
Contractual exercise rate	$43.20	$43.20
Term (years)	1.35	2.40
Range of market volatilities	92.9% - 113.2%	59.9% - 73.9%
Risk free rates using zero coupon US Treasury Security rates	0.16% - 0.65%	0.04% - 0.67%

Of the 108,507 common shares for which the warrant issued on November 8, 2011 could be exercised, 36,169 of those common shares were accessible only based upon the Company’s election to require the lender to provide the additional financing. When the lender provided additional financing of $8,000,000 on May 10, 2012, the additional 36,169 of common shares became accessible. Warrants indexed to an additional 260,417 were issued in conjunction with the additional financing.

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the years ended December 31, 2015 and 2014.

	Years ended December 31,
	2015	2014
Balances at January 1	$111,127	$923,580
Changes in fair value inputs and assumptions reflected in income	(104,902)	(812,453)

Balances at December 31	$6,225	$111,127

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE K – MORTGAGE AND LOANS PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Term loan	$—	$4,000,000
Project term loans	3,449,631	15,502,422
Promissory note	14,750,001	—
Mortgages payable	—	1,662,459

	$18,199,632	$21,164,881

Term Loan

Our term loan with Fifth Third Bank, which was a result of amending its predecessor during July 2013 and September 2015, had a maturity date of December 17, 2015. This facility bore floating interest at the one-month LIBOR rate as reported in the Wall Street Journal plus 500 basis points. Beginning January 2014, we were required to make semi-annual payments of $500,000. Any prepayments made in full or in part were without premium or penalty. No restricted cash payments were required to be kept on deposit. This facility had substantially the same terms as its predecessors as disclosed in our previous Securities and Exchange Commission’s filings.

This term loan was secured by our remaining numismatic coins recovered from the SS Republic shipwreck, which balance was reduced over the term by the amount of coins sold by us. The coins that were used as collateral were held by a custodian for the security of the Bank. The carrying value of the borrowing base was not to exceed forty percent (40%) of the eligible coin inventory valued on a rolling twelve-month wholesale average value. All three of the Bank loans were cross-collateralized. The Company was required to comply with a number of customary covenants. The significant covenants included: maintaining insurance on the inventory; ensuring the collateral is free from encumbrances without the consent of the Bank, the Company cannot merge or consolidate with or into any other corporation or entity nor can the Company enter into a material debt agreement with a third party without approval. In December 2015, we entered into an acquisition agreement with Monaco Financial, LLC., a related party, which resulted in the full settlement of this loan prior to its maturity date of December 17, 2015. See NOTE S for further information. At December 31, 2015, the outstanding loan balance for this term loan was zero.

Project Term Loans

Loan one

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million, the first $5.0 million of which (the “First Tranche”) was advanced upon execution of the Loan Agreement. Subject to the satisfaction of conditions set forth in the Loan Agreement, we had the right to borrow up to an additional $5.0 million in two separate advances of $2.5 million each, which we refer to as the “Second Tranche” and the “Third Tranche.” Each of the three advances is evidenced by separate promissory notes (the “Notes”). The Second Tranche was advanced on October 1, 2014, and the Third Tranche was advanced on December 1, 2014. On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE S). The amendment included the following material changes: (i) $2.2 million of the notes was extinguished, (ii) $5.0 million of the notes ceased to bear interest and were only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the notes was extended to December 31, 2017. The outstanding interest-bearing balance of these Notes at December 31, 2015 was $2.8 million. The book carrying value of these notes was $3,449,632 of which $308,844 is classified as short term and $3,140,788 as long term. See “Loan Modification” below. The difference between the outstanding and carrying values, if any, is due to the fair value of derivatives discussed further in NOTE J.

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

No value was assigned to the multi-year exclusive marketing agreement (entered into with Monaco at the same time as the Loan Agreement) because the value attributable to the multi-year exclusive marketing agreement is compensatory in nature. The value of the compensation will be determined when i) the valuable trade cargo is recovered, and ii) the marketing and sales activities are successful. Accordingly, the compensation related to the 5% fee will be a period expense in the period incurred, or when a sale takes place. The assignment to Monaco of 100,000 shares of Oceanica was valued at $250,000 and was included as part of the allocation of proceeds. The financing basis allocated to the Notes is subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the year ended December 31, 2015 amounted to $1,895,263. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income.

Loan modification

In connection with the Acquisition Agreement entered into with Monaco on December 10, 2015, Monaco agreed to restructure the loans as partial consideration for the purchase of assets. For the first tranche ($5,000,000 issued on August 14, 2014), Monaco agreed to cease interest as of December 10, 2015 and reduce the loan balance by (i) the cash or other value received by Monaco from the SS Central America shipwreck project (“SSCA”) or (ii) if the proceeds received by Monaco from the SSCA project are insufficient to pay off the loan balance by December 31, 2017, then Monaco can seek repayment of the remaining outstanding balance on the loan by withholding Odyssey’s 21.25% “additional consideration” in new shipwreck projects performed for Monaco in the future. For the second tranche ($2,500,000 issued on October 1, 2014), Monaco agreed to reduce the principal amount by $2,200,000 leaving a new principal balance of $300,000 and extension of maturity to December 31, 2017. Finally for tranche 3 ($2,500,000 issued on December 1, 2014), Monaco agreed to the extension of maturity to December 31, 2017.

On December 10, 2015, the Monaco call option on $10 million of Oceanica shares held by Odyssey was maintained for the full amount of the original loan amount and was extended until December 31, 2017.

As further described in Note S, the Acquisition Agreement was accounted for as a troubled debt restructuring in accordance with ASC 470-60. As a result of the troubled debt restructuring, the carrying values of the remaining Monaco loans were required to be recorded at their undiscounted future cash flow values, which amounted to $3,449,632. No interest expense is recorded going forward. All future interest payments reduce the carrying value.

Loan two

On May 7, 2014, we entered into a new $10.0 million credit facility with Fifth Third Bank similar to the loans obtained in 2012 and 2013 for the Gairsoppa project. The facility called for the advancement of funds based upon our recovery of valuable cargo from shipwrecks over the subsequent 12 months. The advances were set at pre-defined amounts or percentages of the value of a project’s recovered cargo. The proceeds from our shipwreck recovery contracts or from our sales of recovered cargo were to be used to repay the new loan, as was done for the previous Gairsoppa loans. Collateral for this loan was in the form of our financial rights to proceeds from the monetization of the recovered cargo on the SS Central America shipwreck. All three of the Bank loans were cross-collateralized. The interest rate on the new loan was a floating rate equal to the one-month LIBOR rate plus 500 basis points. An origination fee of $50,000 was paid at closing. This facility was amended in May and September 2015 and had a maturity date of December 17, 2015. An origination fee of $20,000 was paid at closing. A restricted cash deposit of $500,000 was initially required to cover interest payments when the term loan was funded, or portion thereof. We were required to comply with a number of customary affirmative and negative covenants. The proceeds were used to fund various project recovery costs. In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC., a related party, which resulted in the satisfaction of this loan in full. See NOTE S for further information. At December 31, 2015, the outstanding loan balance for this term loan was zero.

Promissory Note

On March 11, 2015, in connection with a Stock Purchase Agreement (See NOTE O), Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. As of March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt at December 31, 2015 was $14.75 million. The maturity date of this note has been amended and is now March 18, 2017.

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

The option amount of $383,148 represents a debt discount. This discount will be accreted up to face value using the effective interest method. Amortization for the year ended December 31, 2015 amounted to $383,148. Accrued interest recorded on the note for the year ended December 31, 2015 amounted to $508,055.

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

During July 2013, when the above noted mortgage matured, we extended it under substantially the same terms that previously existed. In September 2015, we amended the loan so that the new maturity date was December 17, 2015. The loan bore interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. Monthly principal payments in the amount of $10,750 plus accrued interest were required. This loan was secured by a restricted cash balance (See NOTE C) as well as a first mortgage on our corporate office building. All three of the Bank loans were cross-collateralized. This loan contained customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC., a related party, which resulted in the satisfaction of this loan in full. This building was included in the executed asset purchase agreement. See NOTE S for further information. At December 31, 2015, the outstanding loan balance for this term loan was zero.

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

Long-Term Obligation Maturities:

	Total	2016	2017	2018	2019	2020	More than 5 years
Long term obligations	$2,800,000	$—	$2,800,000	$—	$—	$—	$—
Operating lease	722,880	240,960	240,960	240,960	—	—	—
Interest on obligations	616,843	308,843	308,000	—	—	—	—

Total obligations	$4,139,723	$549,803	$3,348,960	$240,960	$—	$—	$—

Long-term obligations represent the amounts due on our existing loans as described above. We entered into a three year operating lease for our corporate headquarters with Monaco Financial, LLC, a related party. This is pursuant to the acquisition agreement we entered into with them on December 10, 2015. The operating lease is cancellable with a nine month notice. See NOTE K and NOTE S.

NOTE L – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2015	2014
Compensation and bonuses	$866,551	$1,451
Vessel operations	1,528,478	1,525,513
Professional services	942,604	465,000
Interest	828,888	—
Accrued insurance payable	—	304,584
Other operating	98,935	91,414

Total accrued expenses	$4,265,456	$2,387,962

Vessel operations relates to expenditures required to operate our ships such as fuel, repair and maintenance, port fees and charter related. Professional fees are mainly attributable to legal fees and related and other professional services in support of operations. Included in Professional fees are $716,009 of fees earned by Greg Stemm, former chief executive office and current chairman of the board, in accordance to his consulting service agreement executed in 2015. These fees are to be paid out monthly over 2016, 2017 and 2018. Compensation and bonus includes $0.8 million accrued incentive awards for the company employees. However, the Board of Directors will only approve bonuses to be paid when and if there is sufficient excess cash above and beyond normal operating means. Other operating expenses contain general items related to, but not limited to marketing and insurance. Accrued interest is due to MINOSA per the promissory note described in NOTE K.

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

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC. (Monaco). Monaco has purchased a substantial amount of our SS Republic coins over the years. In years 2015, 2014 and 2013, we had coin sales with Monaco of $1,605,676, $304,674 and $0, respectively. We had accounts receivable with them at December 31, 2015 and 2014 of $629,400 and $87,399, respectively. In 2014, they loaned us $10.0 million to assist us with our cash flow obligations (See NOTE K). Based on the substance of these business transactions, we consider Monaco Financial, LLC. to be an affiliated company, thus a related party. We do not own any financial interest in Monaco Financial, LLC. See NOTE S for further information on the asset purchase agreement and the related party.

NOTE N – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250
Oceanica call option	383,148	—

Total deferred income and participating revenue rights	$5,026,898	$4,643,750

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

Oceanica Call Option

On March 11, 2015, we agreed to issue and sell up to $14.75 million in Promissory Notes (See NOTE K) to Minera del Norte, S.A. de C.V. (“MINOSA”) In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). The guidance applied in this case is ASC 360.20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses. The option deposit account in this case is deferred income. This Oceanica Call Option expired on March 11, 2016.

NOTE O – STOCKHOLDERS’ EQUITY/(DEFICIT)

At our Annual Meeting of Stockholders on June 9, 2015, our stockholders approved a 1-for-6 reverse stock split. On February 9, 2016, our Board of Directors authorized an additional 1-for-2 reverse stock split, to be effective immediately after the stockholder-approved 1-for-6 reverse stock split is implemented. The reverse stock splits were effective on February 19, 2016. The two reverse stock splits have the combined effect of a 1-for-12 reverse stock split. At the effective time of the reverse stock splits, every 12 shares of issued and outstanding common stock were converted into one share of issued and outstanding common stock, and the authorized shares of common stock were reduced from 150,000,000 to 75,000,000 shares. The par value remains at $0.0001. All shares and related financial information in this Form 10-K have been retroactively adjusted to reflect this 1-for-12 reverse stock split.

Common Stock

In March 2015, we issued 333,333 shares of our common stock to Mako Resources, LLC, an Oceanica shareholder, valued in total at $2,520,000 based on our closing stock price on March 11, 2015. These shares were issued as consideration for termination of Mako’s option to acquire up to 6.0 million of the shares we hold in Oceanica. See Preferred Stock below and NOTE K.

In 2014, we issued 107,513 shares of common stock, valued at $2,420,863, representing payment for principal and interest on the Additional Note as described in NOTE K.

Warrants

Warrants to purchase 130,209 shares of common stock were attached to our formerly outstanding Senior Convertible debt. The exercise price on these warrants is $43.20, and they expire on November 9, 2016. See NOTE J for further information on these warrants.

Convertible Preferred Stock

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the “Lender”). The Purchase Agreement provides for the Company to issue and sell to the Investor, upon stockholder approval which was received on June 9, 2015, shares of the Company’s preferred stock in the amounts and at the eventual pre-split prices set forth in the following table:

Convertible Preferred Stock	Shares	Price Per Share	Total Investment
Series AA-1	8,427,004	$12.00	$101,124,042
Series AA-2	7,223,145	$6.00	43,338,870

	15,650,149		$144,462,912

The Investor’s option to purchase the Series AA-2 shares is subject to the closing price of the Common Stock on the NASDAQ having been greater than or equal to $15.12 per share for a period of twenty (20) consecutive Business Days on which the NASDAQ is open.

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor is subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders, the receipt of regulatory approval, performance by the Company of its obligations under the Stock Purchase Agreement, the listing of the underlying common stock on the NASDAQ Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. This transaction received stockholders approval on June 9, 2015. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State.

Series AA Convertible Preferred Stock Designation

The Purchase Agreement provides for the issuance of up to 8,427,004 shares of Series AA-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series AA-1 Preferred”) and 7,223,145 shares of Series AA-2 Convertible Preferred Stock, par value $0.0001 per share (the “Series AA-2 Preferred”), subject to stockholder approval which was received on June 9, 2015 and satisfaction of other conditions. Significant terms and conditions of the Series AA Preferred are as follows:

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

On June 9, 2015, our shareholders approved our 2015 Stock Incentive Plan (the “Plan”) that was adopted by our Board of Directors (the “Board”) on January 2, 2015, which is the effective date. The plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 450,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code, which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 83,333, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2,000,000. The maximum number of shares that may be used for Incentive Stock Options (“ISO”) under the Plan shall be 450,000. With respect to each grant of an ISO to a Participant who is not a Ten Percent Stockholder, the Exercise Price shall not be less than the Fair Market Value of a Share on the date the ISO is granted. With respect to each grant of an ISO to a Participant who is a Ten Percent Stockholder, the Exercise Price shall not be less than one hundred ten percent (110%) of the Fair Market Value of a Share on the date the ISO is granted. If an Award is a Non-Qualifying Stock Option (“NQSO”), the Exercise Price for each Share shall be no less than (1) the minimum price required by applicable state law, or (2) the Fair Market Value of a Share on the date the NQSO is granted, whichever price is greatest. Any Award intended to meet the Performance Based Exception must be granted with an Exercise Price not less than the Fair Market Value of a Share determined as of the date of such grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended December 31, 2015, 2014 and 2013 was $2,348,744, $2,081,482and $2,582,009, respectively.

The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2015, 2014 and 2013 were $8.52, $14.88 and $17.04, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Risk-free interest rate	1.78 - 2.00%	2.1-2.7%	.41-1.28%
Expected volatility of common stock	64.47 - 65.95%	63.5-65.0%	59.2-68.2%
Dividend yield	0%	0%	0%
Expected life of options	6.1 - 8.2 years	6.1-8.2 years	3.0-4.1 years

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	285,013	$39.72
Granted	102,819	$35.88
Exercised	(17,042)	$26.88
Cancelled	(121,133)	$43.32

Outstanding at December 31, 2013	249,656	$39.72
Granted	85,524	$25.68
Exercised	—	$—
Cancelled	(27,390)	$41.76

Outstanding at December 31, 2014	307,791	$32.04
Granted	137,667	$12.48
Exercised	—	$—
Cancelled	(70,174)	$32.88

Outstanding at December 31, 2015	375,283	$32.04

Options exercisable at December 31, 2013	176,575	$35.28

Options exercisable at December 31, 2014	221,109	$33.24

Options exercisable at December 31, 2015	275,735	$27.48

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2015, 2014 and 2013 were $0, $0 and $16,450, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2015, 2014 and 2013 were $0, $0 and $16,450, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2015, 2014 and 2013 are $0, $0 and $183,000, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2015, 2014 and 2013 was $1,449,216, $1,154,984 and $832,177, respectively.

As of December 31, 2015, there was $1,019,120 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 1.17 years.

The following table summarizes information about stock options outstanding at December 31, 2015:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$12.48 - $12.48	141,833	9.00	$12.48
$26.40 - $26.40	79,370	8.01	$26.40
$32.76 -$34.68	132,413	1.59	$33.96
$39.00 -$46.80	21,667	2.24	$41.04

	375,283	5.79	$24.60

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2015 and changes during the year ended December 31, 2015 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	69,851	$16.56
Granted	105,824	$12.48
Vested	(75,467)	$12.60
Cancelled	(7,513)	$14.40

Unvested at December 31, 2015	92,696	$13.20

The fair value of restricted stock awards vested during the years ended December 31 2015, 2014 and 2013 was $318,000, $911,641 and $854,861, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2015, 2014 and 2013 is $300,334, $1,158,684 and $380,013, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2015, 2014 and 2013 were $12.48, $17.16 and $34.68, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2015, 2014 and 2013 are 2.6, 3.6 and 1.2 years, respectively. As of December 31, 2015, there was a total of $1,142,573 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2015:

Common Stock Warrants	Exercise Price	Termination Date
130,208	$43.20	11/9/2016

NOTE P – INCOME TAXES

As of December 31, 2015, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $143,723,339 and net operating loss carryforwards for foreign income tax purposes of approximately $19,620,883. The federal NOL carryforwards from 2005 forward will expire in various years beginning 2025 and ending through the year 2035. From 2025 through 2027, approximately $43 million of the NOL will expire, and from 2028 through 2035, approximately $101 million of the NOL will expire.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Current
Federal	$—	$(481,055)	$481,055
State	—	—	15,000

	$—	$(481,055)	$496,055

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$56,241,535
Capital loss carryforward	86,971
Accrued expenses	349,770
Reserve for accounts receivable	1,062,222
Start-up costs	107,153
Excess of book over tax depreciation	2,773,114
Stock option and restricted stock award expense	1,897,193
Investment in unconsolidated entity	2,229,210
Less: valuation allowance	(64,553,394)

$193,774

Deferred tax liability:
Property and equipment basis	$69,311
Prepaid expenses	124,463

$193,774

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2015. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of December 31, 2015.

The change in the valuation allowance is as follows:

December 31, 2015	$64,553,394
December 31, 2014	60,312,726

Change in valuation allowance	$4,240,668

Income taxes for the twelve month periods ended December 31, 2015, 2014 and 2013 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
Expected (benefit)	$(6,190,436)	$(9,908,804)	$(3,483,374)
Effects of:
U.S. income tax expense at the AMT 20% rate	—	—	(176,839)
State income taxes net of federal benefits	(184,257)	(294,933)	509,495
Nondeductible expense	1,854,717	(126,601)	31,640
Stock options and restricted stock awards	—	—	790,011
Derivatives	—	—	(783,994)
Change in valuation allowance	4,900,061	10,469,108	(6,276,369)
CFC Dividend Income	—	—	9,190,723
Change in rate estimate	—	—	15,767
Foreign Rate Differential	(380,085)	(138,770)	662,745
Reversal of Prior Year AMT Accrual	—	(481,055)	—
Other, net	—	—	16,250

	$—	$(481,055)	$496,055

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2012.

NOTE Q – MAJOR CUSTOMERS

For the fiscal year ended December 31, 2015, we had two customers who accounted for 54.4% and 30.1% of our total revenue. During the fiscal year ended December 31, 2014, we had one customer who accounted for 87.2% of our total revenue.

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

Contingency

During March, 2016, our Board of Directors approved the grant and issuance of 3 million new equity shares of Oceanica Resources, S.R.L. to two attorneys for their future services. This equity is only issuable upon the Mexican’s government approval of the Environmental Impact Assessment (“EIA”) for its Mexican subsidiary. The EIA has not been approved as of the date of this report. This grant of new shares was also approved by the Administrators of Oceanica Resources, S.R.L.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows in 2016 or the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. During 2015 we received notices from NASDAQ of a possible de-listing for not being compliant with their continued listing requirements. In the first quarter of 2016, we regained compliance with these continued listing requirements. Our 2016 business plan requires us to generate new cash inflows during 2016 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2015—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at December 31, 2015 was $2.2 million which is insufficient to support operations through the end of 2016. We have a working capital deficit at December 31, 2015 of $21.1 million. Are largest loan of $14.75 million from MINOSA has a maturity date of March 18, 2017. We sold a substantial part of our assets to Monaco and its affiliates on December 10, 2015 and we have pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was $6.9 million at December 31, 2015 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit in Mexico. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE S – ASSET SALE AND LOAN RESTRUCTURING

Acquisition Agreement

On December 10, 2015, we entered into an acquisition agreement (the “Acquisition Agreement”) with Monaco Financial, LLC (“Monaco”), and certain affiliates of Monaco pursuant to which, among other things, we sold certain assets to Monaco and its affiliates, and Monaco (a) repaid our indebtedness for borrowed money owed to a bank, (b) reduced the amount of indebtedness owed by us to Monaco and agreed to certain modifications regarding the remaining indebtedness, and (c) applied the amount of advances previously made by Monaco to us, as well as additional cash, to the consideration paid to us for the transaction.

In conjunction with the transactions contemplated by the Acquisition Agreement, one of Monaco’s affiliates, Magellan Offshore Services Ltd (“Magellan”) agreed to pay us an amount equal to 21.25% of the difference between (x) the monetized proceeds to Magellan or its affiliates from sales of valuable trade cargo from covered shipwrecks, minus (y) the recovery costs incurred by Magellan or its affiliates related to such covered shipwreck. The covered shipwrecks consist of the shipwrecks included in the proprietary shipwreck database and research library referenced in the paragraph immediately below and any other shipwrecks discovered or identified by or presented to us or Magellan and its affiliates during the five-year period after the date of the Acquisition Agreement.

The assets sold by us pursuant to the Acquisition Agreement include (i) our rights to receive proceeds from a specified shipwreck project, (ii) gold and silver coins and bullion (primarily recovered from the SS Republic shipwreck), (iii) the land and building in Tampa, Florida used as our headquarters, (iv) subject to specified exclusions, our proprietary shipwreck database and research library, and our rights to any shipwreck projects derived therefrom, (v) artifacts recovered from shipwrecks, (vi) an artifact database, (vii) the SHIPWRECK! Pirates and Treasure traveling exhibit and all other shipwreck exhibits owned by us, (viii) various photographs, video, and graphics owned by us, (ix) side scan data, re-navigation analyses and search data from previous shipwreck searches, (x) internet and social media content and software platforms, and communities related to shipwrecks, (xi) shipwreck publications, (xii) certain merchandise in inventory, (xiii) one-half of the shares of Neptune Minerals, Inc. (“Neptune”) held by us, and (xiv) one-half of the receivables owed to us by Neptune. The fair values of the assets given up amounted to $19,195,131. Assets of ours excluded from the transaction include (x) our research vessel, equipment related thereto, and other operational assets, (y) HMS Victory and three other specified shipwreck projects (the “Excluded Projects”), and (z) assets, properties, and rights primarily used by us in our businesses other than the shipwreck business. Our indebtedness for borrowed money repaid by Monaco consisted of $11.7 million owed by us to Fifth Third Bank.

Accounting considerations

We analyzed the transaction under the guidance of ASC 470-60 Troubled Debt Restructuring to determine if the transaction qualified as a troubled debt restructuring. For a debt restructuring to be considered troubled, the debtor must be experiencing financial difficulty and the creditor must have granted a concession. We analyzed the Monaco Transaction under ASC 470-60 and determined that we met one or more of the definitions of a company experiencing financial difficulty, such as being under threat of being delisted from an exchange. Furthermore, we determined that the borrowing rate on the restructured debt is significantly less than the effective borrowing rate on the old debt and as such Monaco granted a concession on the debt. As a result, the debt restructuring falls into the troubled debt restructuring guidance.

This transaction is a combination of types including full satisfaction, partial satisfaction and modification of terms. In accordance with the guidance in ASC 470-60, the following steps are taken to determine the proper accounting treatment: (i) step 1: the carrying amount of the loans is reduced by the fair value of the assets transferred, (ii) step 2: a gain or loss resulting from any disposition of assets (based on the difference between the fair value of assets disposed and their respective carrying amount) is recognized and (iii) step 3: a gain on restructuring is recorded if the future undiscounted cash flows are less than the revised carrying value (carrying value less fair value of assets). If the future undiscounted cash flows are greater than the revised carrying value, no gain is recorded.

Prior to implementing step 1 (the carrying amount of the loans is reduced by the fair value of the assets transferred), we had to determine the fair value of the assets transferred. The fair value of the assets transferred was determined on a market based approach and using discounted cash flow models. We used historical transaction data, external valuations where available, and other relevant data to estimate the fair value of the assets which were sold. The group of assets consisted of both financial and non-financial assets. The net carrying book value of the assets sold was $13.5 million, comprised mainly of $6.3 million of accounts receivable, $2.1 million of building and land, and $5.1 million of short and long term inventory. The fair value assigned to these assets and the other items sold that had no net carrying book value was $19.1 million. The estimated fair market value of the sold assets exceeded the carrying book value of the assets due to the use of US generally accepted accounting principles that did not allow us to write-up the carrying value of some assets or capitalize items that were not fully measurable or collectible at the balance sheet date.

The approach used in calculating the fair value of financial assets was the discounted cash flow approach. Inputs used in the modeling consisted of carrying value, expected term, discount rate based on effective rate of new debt and adjustments for various risk factors. These inputs consisted of a combination of level 2 and level 3 inputs as defined in ASC 820 and detailed in our Note A.

The approach used in calculating the fair value of non-financial assets was the market approach. This approach consisting of observable market prices of same or similar nature as well as discounts based on condition of the asset and expected term to convert to cash. This asset category and these inputs are deemed to be level 3 inputs as defined in ASC 820 and detailed in our Note A.

Step 1: We reduced the carrying amount of the loans by the fair value of the assets given up as follows:

The combined carrying value of the all loans (associated with the transaction) on December 10, 2015 prior to the transaction taking effect:

Loan Description	Reduction in Carrying Amount*
Monaco advance/loan	$2,000,000
Monaco Loan (Tranche 1 - August 14, 2014)**	5,000,000
Fifth Third term	3,000,000
Fifth Third SSCA project loan	7,684,514
Fifth Third Laurel mortgage	1,001,000
Term loan interest paid by Monaco	12,559
Mortgage interest paid by Monaco	3,182
SSCA project loan interest paid by Monaco	36,614
Monaco Loan (Tranche 2 – October 1, 2014)	387,262

Fair value of assets given up and assigned to debt extinguished	$19,125,131

*	Represents the reduction in carrying amount of each of the loans by the fair value of the assets. The reduction is to equate to the fair value of the assets.

**	In accordance with the asset purchase agreement, the $5,000,000 loan balance is reduced by (i) the cash or other value received by Monaco from the SSCA, or (ii) If the proceeds received by Monaco from the SSCA project are insufficient to have paid off the loan balance of $5,000,000 by December 31, 2017, then Monaco can seek repayment of the remaining outstanding balance on the loan by withholding our 21.25% “additional consideration” in new shipwreck projects done with Monaco. Management believes that there is a 100% chance that the cash or other value will be received by Monaco from the SSCA. Because there is a 100% likelihood that cash or other value will be received by Monaco from the SSCA, there is also 100% likelihood of the $5,000,000 Note being extinguished. As such this analysis includes the $5,000,000 as debt being extinguished.

Step 2: We recognized a gain resulting from the disposition of assets (based on the difference between the fair value of assets disposed and their respective carrying amount).

The fair value of the assets given up ($19,125,131) was compared to the carrying value of the assets given up ($13,513,223). The excess of the fair value over the carrying value amounted to $5,611,908. Accordingly, we recorded a $5,611,908 gain on the exchange of assets (extinguishment). While the guidance in ASC 470-580-40-2 states that extinguishment transactions between related parties may be in essence capital transactions, there is no guidance that suggests a gain on the sale of assets between related parties is treated as capital transactions. As such, this gain is recorded in the statement of operations.

Step 3: We determined if the future undiscounted cash flows are greater or less than the revised carrying value.

Amount
Future Cash Flows:
Monaco Loan (Tranche 2 – October 1, 2014)	$300,000
Tranche 2 accrued interest	7,534
Tranche 2 future interest	67,989

Total Tranche 2 debt	375,523

Monaco Loan (Tranche 3 – December 1, 2014)	2,500,000
Tranche 3 accrued interest	7,534
T3 future interest	566,575

Total Tranche 3 debt	3,074,109

Undiscounted future cash flows	$3,449,632

Revised Carrying Value
Carrying value of all combined loans	23,466,108
Reduced by fair value of assets	(19,125,131)

Revised carrying value*	$4,340,977

Gain on restructure (difference between revised carrying amount and undiscounted future cash flows)	$891,345

*	Calculation of revised carrying value

Combined loans	Note carrying values
Monaco advance/loan	$2,000,000
Monaco Loan (Tranche 1 - August 14, 2014)	5,000,000
Monaco Loan (Tranche 2 – October 1, 2014)	2,470,703
Tranche 2 accrued interest	7,534
Monaco Loan (Tranche 3 – December 1, 2014)	2,242,468
Tranche 3 accrued interest	7,534
Fifth Third term	3,000,000
Fifth Third SSCA project loan	7,684,514
Fifth Third Laurel mortgage	1,001,000
Term loan interest paid by Monaco	12,559
Mortgage interest paid by Monaco	3,182
SSCA project loan interest paid by Monaco*	36,614

Total carrying value of all notes combined	$23,466,108
Fair value of assets transferred	(19,125,131)

Excess debt carrying value of fair asset value	$4,340,977

Since the future undiscounted cash flows are less than the revised carrying value, a gain on restructuring for the difference is recorded. However, the guidance in ASC 470-580-40-2 suggests that if the debt holders are considered a related party, the debt restructuring typically would be considered a capital transaction. Since Monaco is considered a related party, the gain on restructuring has been recorded in equity. See NOTE M for further discussion on related parties. The gain of $891,345 adjusted the carrying value of the remaining notes to the undiscounted future cash flow amount of $3,449,632. No interest expense is recorded going forward. All future interest payments reduce the carrying value.

NOTE T – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2015 and 2014. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2015
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$115,292	$443,543	$1,458,653	$3,312,763
Gross profit	(97,584)	278,957	585,136	3,116,411
Net income (loss)	(9,714,471)	(6,126,218)	(4,580,255)	2,213,781
Basic and diluted net income per share	$(1.33)	$(0.85)	$(0.61)	$0.33

	Fiscal Year Ended December 31, 2014
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$566,086	$348,264	$120,046	$288,486
Gross profit	446,481	290,379	93,020	245,915
Net income (loss)	(9,798,757)	(4,015,881)	(7,415,124)	(5,243,352)
Basic and diluted net income per share	$(1.44)	$(0.60)	$(1.08)	$(0.72)

NOTE U – SUBSEQUENT EVENTS (UNAUDITED)

Note Purchase Agreement

On March 18, 2015 we entered into a Note Purchase Agreement (“Note”) with Epsilon Acquisitions, LLC (“Epsilon”). Pursuant to the Note, Epsilon will loan us $3.0 million in two installments of $1.5 million due on March 31, 2016 and April 30, 2016. The Note bears interest at a rate of 10% per annum and matures on March 18, 2017. In Pledge agreements related to the Note, we granted security interests to Epsilon in (a) the 54 million cuotas (at unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to us, and (c) all of the outstanding equity in OME. At any time after Epsilon has advanced the full $3.0 million to us, Epsilon has the right to convert all amounts outstanding under the Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC, (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“Minosa”) by the amount of indebtedness converted.

Pursuant to the Note Purchase Agreement (a) we agreed to waive our rights to terminate the Stock Purchase Agreement in accordance with the terms thereof until December 31, 2016, and (b) Minosa agreed to extend, until December 31, 2016, the maturity date of the $14.75 million loan extended by Minosa to OME pursuant to the Stock Purchase Agreement. The obligations under the Note may be accelerated upon the occurrence of specified events of default including (t) OME’s failure to pay any amount payable under the Note on the date due and payable; (u) OME or we fail to perform or observe any term, covenant, or agreement in the Note or the related documents, subject to a five-day cure period; (v) an event of default or material breach by OME, us or any of our affiliates under any of the other loan documents shall have occurred and all grace periods, if any, applicable thereto shall have expired; (w) the Stock Purchase Agreement shall have been terminated; (x) specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions are commenced by or against OME or any of its subsidiaries, in specified circumstances unless dismissed or stayed within 60 days; (y) the entry of judgment or award against OME or any of its subsidiaries in excess or $100,000; and (z) a change in control (as defined in the Note) occurs.

In connection with the execution and delivery of the Note Purchase Agreement, we and Epsilon entered into a registration rights agreement pursuant to which we agreed to register new shares of our common stock with a formal registration statement with the Securities and Exchange Commission upon the conversion of the indebtedness evidenced by the Note.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2013, 2014 and 2015

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Inventory reserve
2013	367,558	3,774	—	—	371,332
2014	371,332	—	—	—	371,332
2015	371,332	—	(251,023)	(120,309)	—

Accounts receivable reserve
2013	4,820,593	500,000	—	189,000	5,131,593
2014	5,131,593	—	—	500,000	4,631,593
2015	4,631,593	—	(2,315,796)	—	2,315,797

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 30, 2016	By:	/S/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ MARK D. GORDON Mark D. Gordon	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016

/S/ Philip S. Devine Philip S. Devine	Chief Financial Officer (Principal Financial Officer)	March 30, 2016

/S/ John D. Longley John D. Longley	Chief Operating Officer	March 30, 2016

/S/ JAY A. NUDI Jay A. Nudi	Treasurer (Principal Accounting Officer)	March 30, 2016

/S/ Gregory P. Stemm Gregory P. Stemm	Chairman of the Board	March 30, 2016

/S/ John C. Abbott John C. Abbott	Director	March 30, 2016

/S/ DAVID J. SAUL David J. Saul	Director	March 30, 2016

/S/ James S. Pignatelli James S. Pignatelli	Director	March 30, 2016

/S/ JON D. SAWYER Jon D. Sawyer	Director	March 30, 2016

/S/ Mark B. Justh Mark B. Justh	Lead Director	March 30, 2016

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

10.1	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB For the quarter ended August 31, 2002)

10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.3	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K For the year ended December 31, 2010)

10.4	Securities Purchase Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed November 9, 2011)

10.5	Warrant to Purchase Common Stock dated November 8, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed November 9, 2011)

10.6	Registration Rights Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed November 9, 2011)

10.7	Amendment Agreement dated April 25, 2012, to the Securities Purchase Agreement dated November 8, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated April 26, 2012)

10.8*	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.9**	Loan Agreement dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.10**	Promissory Note dated August 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.11*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

10.12	Stock Purchase Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 13, 2015)

10.13	Promissory Note dated March 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 13, 2015)

10.14	Pledge Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 13, 2015)

10.15	Amendment No. 1 to Stock Purchase Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 15, 2015)

10.16	Amendment No. 1 to Promissory Note dated April 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 15, 2015)

10.17	Amendment No. 1 to Pledge Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 15, 2015)

10.18	Transition Agreement dated June 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2015)

10.19	Amendment No. 2 to Promissory Note dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2015)

10.20	Promissory Note dated October 30, 2015(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2015)

10.21	Acquisition Agreement dated December 10, 2015 (filed herewith electronically)

10.22	Amendment to Promissory Notes dated December 10, 2015 (filed herewith electronically)

10.23	Amendment No. 3 to Promissory Note dated December 15, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated March 18, 2016)

10.24	Consulting Agreement dated December 10, 2015, between the Company and Gregory P. Stemm (filed herewith electronically)

10.25	Convertible Promissory Note dated March 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2016)

10.26	Note Purchase Agreement dated March 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 18, 2016)

10.27	Amendment No. 4 to Promissory Note dated March 18, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated March 18, 2016)

10.28	Waiver to SPA regarding Bridge Loan dated March 18, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 18, 2016)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ferlita, Walsh, Gonzalez & Rodriguez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	XBRL Interactive Data File

*	Management contract or compensatory plan.
**	Portions of these exhibits have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.