Form 10-Q
period 2016-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2016-05-12
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☐ (Do not check if a smaller Reporting company)	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 30, 2016 was 7,541,111.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,765,215	$2,241,317
Accounts receivable and other, net	826,610	801,575
Other current assets	559,088	502,698

Total current assets	4,150,913	3,545,590

PROPERTY AND EQUIPMENT
Equipment and office fixtures	22,502,022	22,460,256
Accumulated depreciation	(19,949,174)	(19,633,420)

Total property and equipment	2,552,848	2,826,836

NON-CURRENT ASSETS
Other non-current assets	540,590	540,590

Total non-current assets	540,590	540,590

Total assets	$7,244,351	$6,913,016

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,812,232	$1,567,620
Accrued expenses and other	5,038,819	4,265,456
Deferred income	—	383,148
Derivative liabilities	64,941	3,402,416
Loans payable	16,207,860	15,058,845

Total current liabilities	23,123,852	24,677,485

LONG-TERM LIABILITIES
Loans payable	4,178,472	3,140,787
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	8,822,222	7,784,537

Total liabilities	31,946,074	32,462,022

Commitments and contingencies (NOTE H)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,963,966 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 20,200 shares authorized and 0 issued and outstanding for each period end	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 7,541,111 issued and outstanding for each period end	754	754
Additional paid-in capital	205,897,871	204,438,148
Accumulated deficit	(220,549,772)	(220,634,415)

Total stockholders’ equity/(deficit) before non-controlling interest	(14,651,147)	(16,195,513)
Non-controlling interest	(10,050,576)	(9,353,493)

Total stockholders’ equity/(deficit)	(24,701,723)	(25,549,006)

Total liabilities and stockholders’ equity/(deficit)	$7,244,351	$6,913,016

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUE
Recovered cargo sales and other	$4,667	$94,440
Exhibit	—	20,852
Marine services	577,810	—

Total revenue	582,477	115,292

OPERATING EXPENSES
Cost of sales – recovered cargo sales and other	—	212,876
Marketing, general and administrative	2,380,317	3,015,986
Operations and research	2,199,991	3,361,466
Common stock issued for subsidiary stock option settlement	—	2,520,000

Total operating expenses	4,580,308	9,110,328

(LOSS) FROM OPERATIONS	(3,997,831)	(8,995,036)

OTHER INCOME (EXPENSE)
Interest income	—	59
Interest expense	(334,060)	(662,282)
Change in derivative liabilities fair value	3,337,474	(462,903)
Other	381,978	(18,369)

Total other income (expense)	3,385,392	(1,143,495)

(LOSS) BEFORE INCOME TAXES	(612,439)	(10,138,531)
Income tax benefit (provision)	—	—

(LOSS) BEFORE NON-CONTROLLING INTEREST	(612,439)	(10,138,531)
Non-controlling interest	697,083	424,060

NET (LOSS)	$84,644	$(9,714,471)

NET (LOSS) PER SHARE (See NOTE B)
Basic	$.01	$(1.35)

Diluted	$.01	$(1.35)

Weighted average number of common shares outstanding with participating securities per the two-class method
Basic	7,541,111	7,209,653

Diluted	7,632,441	7,209,653

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(612,439)	$(10,138,531)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	325,211	404,455
Loss on sale of building and land	—	29,404
Financed lender fees	50,000	—
Change in derivatives liabilities fair value	(3,337,474)	462,903
Note payable interest accretion	13,581	292,277
Inventory markdown	—	151,922
Common stock issued for subsidiary stock option settlement	—	2,520,000
Share-based compensation	334,629	594,606
(Increase) decrease in:
Accounts receivable	(25,035)	98,156
Inventory	—	135,988
Other assets	(56,390)	(199,919)
Increase (decrease) in:
Accounts payable	244,612	1,273,699
Accrued expenses and other	773,361	60,961
Deferred revenue	(383,148)	—

NET CASH (USED) BY OPERATING ACTIVITIES	(2,673,092)	(4,314,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	850,000
Purchase of property and equipment	(51,221)	(38,503)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(51,221)	811,497

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,325,000	2,000,001
Restricted cash held as collateral on loans payable	—	142,370
Repayment of mortgage and loans payable	(76,789)	(1,078,887)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,248,211	1,063,484

NET (DECREASE) INCREASE IN CASH	523,898	(2,439,098)

CASH AT BEGINNING OF PERIOD	2,241,317	3,143,550

CASH AT END OF PERIOD	$2,765,215	$704,452

SUPPLEMENTARY INFORMATION:
Interest paid	$320,068	$364,025
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2016 and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

See NOTE J regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity, and have been prepared them in accordance with our customary accounting practices.

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

Inventory

Prior to December 10, 2015, Odyssey held two main types of inventory: (i) artifacts and coins held for sale and exhibits, and (ii) merchandise inventory held for sale. On December 10, 2015, we sold all of the existing inventory items to Monaco Financial, LLC and its affiliates. See NOTE S in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information.

Our inventory principally consisted of cargo recovered from the SS Republic shipwreck, other artifacts, general branded merchandise and related packaging material. Inventoried costs of recovered cargo included the costs of recovery, conservation and administrative costs to obtain legal title to the cargo. We continually monitored the recorded aggregate costs of the recovered cargo in inventory to ensure these costs did not exceed the net realizable value. Historical sales, publications or available public market data were used to assess market value.

Packaging materials and merchandise were recorded at average cost. We recorded our inventory at the lower of cost or market.

Costs associated with the above noted items were included in our costs of goods. Vessel costs associated with expedition revenue as well as exhibit costs were not included in cost of goods sold. Vessel costs include, but are not limited to, charter costs, fuel, crew and port fees. Vessel and exhibit costs are included in Operations and research in the Consolidated Statements of Operations.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Decisions on asset impairments are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment.

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

Earnings Per Share

See NOTE J regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split.

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company has income, the Company would calculate basic earnings per share using the two-class method, if required, pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of certain senior convertible notes in the past because these notes qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for a period are allocated on a pro rata basis to the common stockholders and to the holders of convertible notes based on the weighted average number of common shares outstanding and number of shares that could be converted. The Company does not use the two-class method in periods when it generates a loss because the holder of the convertible notes does not participate in losses. We do not have any convertible notes that qualify as a participating security.

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

At March 31, 2016 and 2015, the weighted average common shares outstanding year-to-date were 7,541,111 and 7,209,653, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

Three Months Ended
	March 31, 2016	March 31, 2015
Average market price during the period	$3.63	$9.48

In the money potential common shares from options excluded	—	—
In the money potential common shares from warrants excluded	—	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
	March 31, 2016	March 31, 2015
Out of the money options and warrants excluded:
Stock options with an exercise price of $12.48 per share	137,666	137,666
Stock options with an exercise price of $12.84 per share	4,167	4,167
Stock options with an exercise price of $20.88 per share	—	4,313
Stock options with an exercise price of $26.40 per share	79,370	80,801
Stock options with an exercise price of $32.76 per share	53,707	53,707
Stock options with an exercise price of $32.88 per share	—	52,820
Stock options with an exercise price of $34.68 per share	78,705	81,985
Stock options with an exercise price of $39.00 per share	8,333	8,333
Stock options with an exercise price of $40.80 per share	—	8,333
Stock options with an exercise price of $41.16 per share	3,333	3,333
Stock options with an exercise price of $42.00 per share	8,333	8,333
Stock options with an exercise price of $46.80 per share	1,667	1,667
Warrants with an exercise price of $43.20 per share	130,208	130,208

Total anti-dilutive warrants and options excluded from EPS	505,489	575,666

Potential common shares from outstanding Convertible Preferred Stock calculated on an if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Potential common shares from Convertible Preferred Stock excluded from EPS	—	2,700

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2016	March 31, 2015
Potential common shares from unvested restricted stock awards excluded from EPS	—	148,018

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income (loss)	$84,644	$(9,714,471)

Numerator, basic and diluted net income (loss) available to stockholders.	$84,644	$(9,714,471)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	7,541,111	7,209,653

Common shares outstanding for basic	7,541,111	7,209,653

Shares used in computation – diluted:	91,330	—
Common shares outstanding for basic	7,541,111	7,209,653

Shares used in computing diluted net income per share	7,632,441	7,209,653

Net (loss) per share – basic	$0.01	$(1.35)
Net (loss) per share – diluted	$0.01	$(1.35)

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

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. See NOTE L for additional information. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815 – Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.

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

Redeemable Preferred Stock

If we issue redeemable preferred stock instruments (or any other redeemable financial instrument), they are initially evaluated for possible classification as a liability in instances where redemption is certain to occur pursuant to ASC 480 – Distinguishing Liabilities from Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification be evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

NOTE C – RESTRICTED CASH

Restricted cash is disclosed separately from operating cash and cash equivalents on our balance sheets. As of the dates of the balance sheets presented, there was no restricted cash nor were there any requirements to maintain restricted cash.

NOTE D – ACCOUNTS RECEIVABLE

Our current and non-current accounts receivable consist of the following:

	March 31, 2016	December 31, 2015
Trade	$2,737,014	$2,371,304
Related party	352,702	629,400
Other	52,691	116,668
Reserve allowance	(2,315,797)	(2,315,797)

Total accounts receivable, net	$826,610	$801,575

The trade receivable balance at March 31, 2016 and December 31, 2015 consists primarily of a trade receivable from Neptune Minerals, Inc. for which a reserve allowance for the full amount of $2,315,797 has been made for both reported period ends. In December 2015, as part of the acquisition agreement with Monaco Financial, LLC, a related party, we sold 50% of the Neptune Minerals, Inc. receivable. The remaining receivable balance from Neptune Minerals, Inc. on our balance sheet is owned by us. It is this same related party that owes us $352,702 and $629,400 for the periods ended March 31, 2016 and December 31, 2015, respectively, for coin and inventory sales that were not part of the December 10, 2015 acquisition agreement. See NOTE S in our Form 10-K file with the Securities and Exchange Commission for the year ended December 31, 2015 for further information.

NOTE E – RELATED PARTY TRANSACTIONS

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”). See NOTE S in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. We had accounts receivable with Monaco at March 31, 2016 and December 31, 2015 of $352,702 and $629,400, respectively. We had general operating payables with Monaco at March 31, 2016 and December 31, 2015 of $141,676 and $47,858, respectively. See NOTE I for further debt commitments between the entities. Based on the substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco.

NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc. (“MNI”)

Our current investment position in NMI includes 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At March 31, 2016, our estimated share of unrecognized NMI equity-method losses is approximately $20.7 million. We have not recognized the accumulated $20.7 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $20.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2014. More recent financial statements of NMI have not been made available to us. We do reasonably believe NMI’s losses since then are minimal. We do not have any financial obligations to NMI and we are not committed to provide financial support.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. At March 31, 2016, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Ltd.

During 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 ordinary shares to us. The shares currently represent 3% or less of the equity of CRP. With CRP being a thinly traded stock and pursuant to guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. The net carrying value of this investment in CRP is zero in our consolidated financial statements.

NOTE G - INCOME TAXES

During the three-month period ended March 31, 2016, we did not generate any federal net operating loss (“NOL”) carryforwards and did generate $1.4 million of foreign NOL carryforwards. As of March 31, 2016, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $143 million and net operating loss carryforwards for foreign income tax purposes of approximately $21 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2035.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at March 31, 2016. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of March 31, 2016. There was no U.S. income tax expense for the three months ended March 31, 2016 due to the generation of net operating losses.

The decrease in the valuation allowance as of March 31, 2016 is due to the generation of approximately $84.6 thousand in net operating income year-to-date.

The change in the valuation allowance is as follows:

March 31, 2016	$64,528,555
December 31, 2015	64,553,394

Change in valuation allowance	$(24,839)

Our estimated annual effective tax rate as of March 31, 2016 is 29.35%, while our March 31, 2016 effective tax rate is 0.0% because of the full valuation allowance.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The earliest tax year still subject to examination by a major taxing jurisdiction is 2012.

NOTE H – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are currently not a party to any litigation.

Contingency

During March 2016, our Board of Directors approved the grant and issuance of 3.0 million new equity shares of Oceanica Resources, S.R.L. to two attorneys for their future services. This equity is only issuable upon the Mexican’s government approval of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. The EIA has not been approved as of the date of this report. This grant of new shares was also approved by the Administrators of Oceanica Resources, S.R.L.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2016 or the following twelve months is dependent upon our success in chartering our marine equipment and services to third parties, monetizing our interests in mineral exploration entities, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. We may not be able to maintain compliance with NASDAQ’s continued listing requirements which could lead to a de-listing from NASDAQ and have a negative impact on our ability to raise funds. Our 2016 business plan requires us to generate new cash inflows during 2016 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the chartering of our equipment and services, the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2015—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at March 31, 2016 was $2.8 million which is insufficient to support operations through the end of 2016. We have a working capital deficit at March 31, 2016 of $19.0 million. We sold a substantial part of our assets to Monaco and its affiliates on December 10, 2015 and we have pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was $7.2 million at March 31, 2016 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit in Mexico. The environmental permit application filed in June 2015 was denied on April 8, 2016. We still intend to seek an environmental permit approval for the dredging and extraction of the phosphate sands in Mexico, but the April 2016 decision has delayed our expected cash inflows from this project. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE I – LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	March 31, 2016	December 31, 2015
Note 1	$2,800,000	$3,449,631
Note 2	1,378,472	—
Note 3	14,750,001	14,750,001
Note 4	1,457,859	—

	$20,386,332	$18,199,632

Note 1

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million, the first $5.0 million of which (the “First Tranche”) was advanced upon execution of the Loan Agreement. Subject to the satisfaction of conditions set forth in the Loan Agreement, we had the right to borrow up to an additional $5.0 million in two separate advances of $2.5 million each, which we refer to as the “Second Tranche” and the “Third Tranche.” Each of the three advances is evidenced by separate promissory notes (the “Notes”). The Second Tranche was advanced on October 1, 2014, and the Third Tranche was advanced on December 1, 2014. On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE S in our Form 10-K for the period ended December 31, 2015). The amendment included the following material changes: (i) $2.2 million of the notes was extinguished, (ii) $5.0 million of the notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the notes was extended to December 31, 2017. The outstanding interest-bearing balance of these Notes at March 31, 2016 was $2.8 million. The book carrying value of these notes was $2,800,000, all of which is classified as long term. The maturity date has been amended to April 1, 2018. See “Loan Modification” below.

The indebtedness evidenced by the Notes bears interest at 8.0% percent per year until the first anniversary of the note and 11% per annum from the first anniversary through the maturity date. Principal is payable at the maturity date while interest is payable monthly. As consideration for the Notes, the Company (i) entered into a multi-year agreement in which we granted Monaco an exclusive right to market valuable trade cargo through a marketing joint venture, (ii) assigned to Monaco 100,000 shares of Oceanica Resources S. de. R.L (“Oceanica”) and (iii) granted Monaco an option whereby Monaco may purchase shares of Oceanica held by Odyssey (“Share Purchase Option”) at a purchase price which is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1,000,000 or more in the aggregate. The option may be exercised (i) by conversion of the outstanding principal, (ii) in cash for up to 50% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of Monaco, or (iii) in cash for up to 100% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the Company. For collateral, we granted the lender a security interest in the proceeds from the sale of valuable trade cargo whenever held, in excess of the proceeds previously pledged under other arrangements, a certain quantity of our Oceanica shares based on the loan balance and certain marine equipment and technology as evidenced by equity in two of our wholly owned subsidiaries. During March 2016, the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification March 2016” below.

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

Note 2

In March 2016, Monaco agreed to lend us an additional $1.825 million, of which $1.075 million was advanced upon execution of the Loan Agreement. The remaining $750,000 was advanced on March 31, 2016. The indebtedness evidenced by the Notes bears interest at 10.0% percent per year. All principal and any unpaid interest is payable on April 1, 2018. These notes are convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share.

Accounting considerations

We have evaluated the transaction for proper classification under ASC 815 Derivatives and Hedging (“ASC 815”). This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the three months ended March 31, 2016, interest expense related to the discount in the amount of $20,524 was recorded.

Loan modification (December 10, 2015)

In connection with the Acquisition Agreement entered into with Monaco on December 10, 2015, Monaco agreed to modify certain terms of the loans as partial consideration for the purchase of assets. For the first tranche ($5,000,000 issued on August 14, 2014), Monaco agreed to cease interest as of December 10, 2015 and reduce the loan balance by (i) the cash or other value received by Monaco from the SS Central America shipwreck project (“SSCA”) or (ii) if the proceeds received by Monaco from the SSCA project are insufficient to pay off the loan balance by December 31, 2017, then Monaco can seek repayment of the remaining outstanding balance on the loan by withholding Odyssey’s 21.25% “additional consideration” in new shipwreck projects performed for Monaco in the future. For the second tranche ($2,500,000 issued on October 1, 2014), Monaco agreed to reduce the principal amount by $2,200,000 leaving a new principal balance of $300,000 and extension of maturity to December 31, 2017. Finally for tranche 3 ($2,500,000 issued on December 1, 2014), Monaco agreed to the extension of maturity to December 31, 2017.

On December 10, 2015, the Monaco call option on $10 million of Oceanica shares held by Odyssey was maintained for the full amount of the original loan amount and was extended until December 31, 2017.

As further described in NOTE S in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015, the Acquisition Agreement was accounted for as a troubled debt restructuring in accordance with ASC 470-60. As a result of the troubled debt restructuring, the carrying values of the remaining Monaco loans were required to be recorded at their undiscounted future cash flow values, which amounted to $3,449,632. No interest expense was to be recorded going forward. Interest payments in the three months ended March 31, 2016 reduced the carrying value.

Loan modification (March 2016)

In connection with the $1.825 million loan agreement with Monaco in March 2016, the existing $2.8 million notes were modified. Of the $2.8 million existing loans, $1,349,603 is convertible into shares of Oceanica at a fixed conversion price of $1.00 per share while the remaining $1,450,397 is not convertible. Additionally, the modification eliminated Monaco’s option (“share purchase option”) to purchase 3,174,603 shares of Oceanica stock at a price of $3.15 per share. The modification was analyzed under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10 a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. In accordance with the extinguishment accounting guidance (a) the share purchase option was first marked to its pre-modification fair value, (b) the new debt was recorded at fair value and (c) the old debt and share purchased option was removed. The difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC 470-50-40-2 indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain upon extinguishment was recognized in additional paid in capital. We performed the following steps:

Step 1: After the share purchase option has been market to its pre-modification fair value, the fair value of the new debt is determined. The fair value of the new debt is as follows:

Monaco loans	Loan one
Forward cash flows:
Principal	$2,800,000
Interest	559,463

Total forward cash flows	$3,359,463

Present value of forward cash flows	$2,554,372
Fair value of equity conversion option	1,063,487

Fair value of debt	$3,617,859

Significant inputs and results arising from the Binomial Lattice process are as follows for the conversion option that is classified in equity after the modification in March 2016:

Underlying price on valuation date	$1.25
Contractual conversion rate	$1.00
Contractual term to maturity	1.82 Years
Implied expected term to maturity	1.82 Years
Market volatility:
Range of volatilities	96.0% - 154.0%
Equivalent volatilities	120.1%
Risk free rates using zero coupon US Treasury Security rates	0.29% - 0.68%
Equivalent market risk adjusted interest rates	0.52%

Monaco loans	Loan one
Forward cash flows:
Face value	$2,800,000
Fair value	3,617,859

Difference (premium)*	$817,859

*	ASC 470-20-25-13 provides that if a convertible debt instrument is issued at a substantial premium, there is a presumption that such premium represents paid in capital. Since the total face amount of the new loans is $2,800,000, we conclude that the $817,859 was substantial and recorded that premium to additional paid-in capital.

Step 2: The old debt and call option are removed with any difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the call option’s fair value recognized as a gain or loss upon extinguishment. The allocation is as follows:

Allocation
Derivative liabilities (share purchase options)	$1,456,825
Monaco Loan (Old Debt)	3,372,844
Monaco Loan (New Debt)	(2,800,000)
APIC (Premium)	(817,859)

Difference to APIC*	$1,211,810

*	The difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC 470-50-40-2 indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain upon extinguishment was recognized in additional paid in capital.

Note 3

On March 11, 2015, in connection with a Stock Purchase Agreement (See NOTE J), Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. As of March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt at March 31, 2016 was $14.75 million. The maturity date of this note has been amended and is now March 18, 2017.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. The Oceanica Call Option is considered a freestanding financial instrument because it is both (i) legally detachable and (ii) separately exercisable. The Oceanica Call Option did not fall under the guidance of ASC 480. Additionally it did not meet the definition of a derivative under ASC 815 because the option has a fixed value of $40.0 million and does not contain an underlying variable which is indicative of a derivative. This instrument is considered an option contract for a sale of an asset. The guidance applied in this case is ASC 360.20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses.

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

The option amount of $383,148 represented a debt discount (see NOTE M). This discount was accreted up to face value using the effective interest method. Amortization for the three months ended March 31, 2016 amounted to $0. Accrued interest recorded on the note for the three months ended March 31, 2016 amounted to $312,794.

Note 4

On March 18, 2016 we entered into a Note Purchase Agreement (“Note”) with Epsilon Acquisitions, LLC (“Epsilon”). Pursuant to the Note, Epsilon loaned us $3.0 million in two installments of $1.5 million on March 31, 2016 and April 30, 2016. The Note bears interest at a rate of 10% per annum and is due on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount is included in the loan balance. The outstanding principal at March 31, 2016 is $1,550,000. In pledge agreements related to the Note, we granted security interests to Epsilon in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. Epsilon has the right to convert all amounts outstanding under the Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC, (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“MINOSA”) by the amount of indebtedness converted.

Pursuant to the Note (a) we agreed to waive our rights to terminate the Stock Purchase Agreement in accordance with the terms thereof until December 31, 2016, and (b) MINOSA agreed to extend, until March 18, 2017, the maturity date of the $14.75 million loan extended by MINOSA to OME pursuant to the Stock Purchase Agreement. The obligations under the Note may be accelerated upon the occurrence of specified events of default including (a) OME’s failure to pay any amount payable under the Note on the date due and payable; (b) OME or we fail to perform or observe any term, covenant, or agreement in the Note or the related documents, subject to a five-day cure period; (c) an event of default or material breach by OME, us or any of our affiliates under any of the other loan documents shall have occurred and all grace periods, if any, applicable thereto shall have expired; (d) the Stock Purchase Agreement shall have been terminated; (e) specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions are commenced by or against OME or any of its subsidiaries, in specified circumstances unless dismissed or stayed within 60 days; (f) the entry of judgment or award against OME or any of its subsidiaries in excess or $100,000; and (g) a change in control (as defined in the Note) occurs.

In connection with the execution and delivery of the Note, we and Epsilon entered into a registration rights agreement pursuant to which we agreed to register new shares of our common stock with a formal registration statement with the Securities and Exchange Commission upon the conversion of the indebtedness evidenced by the Note.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $96,000 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the three months ended March 31, 2016, interest expense related to the discount in the amount of $3,859 was recorded.

NOTE J – STOCKHOLDERS’ EQUITY (DEFICIT)

At our Annual Meeting of Stockholders on June 9, 2015, our stockholders approved a 1-for-6 reverse stock split. On February 9, 2016, our Board of Directors authorized an additional 1-for-2 reverse stock split, to be effective immediately after the stockholder-approved 1-for-6 reverse stock split is implemented. The reverse stock splits were effective on February 19, 2016. The two reverse stock splits have the combined effect of a 1-for-12 reverse stock split. At the effective time of the reverse stock splits, every 12 shares of issued and outstanding common stock were converted into one share of issued and outstanding common stock, and the authorized shares of common stock were reduced from 150,000,000 to 75,000,000 shares. The par value remained at $0.0001 per share. All shares and related financial information in this Form 10-Q have been retroactively adjusted to reflect this 1-for-12 reverse stock split.

Common Stock

In March 2015, we issued 333,333 shares of our common stock to Mako Resources, LLC, an Oceanica shareholder, valued in total at $2,520,000 based on our closing stock price on March 11, 2015. These shares were issued as consideration for termination of Mako’s option to acquire up to 6.0 million of the shares we hold in Oceanica.

Convertible Preferred Stock

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the “Lender”). The Purchase Agreement provides for the Company to issue and sell to the Investor, upon stockholder approval which was received on June 9, 2015, shares of the Company’s preferred stock in the amounts set forth in the following table (numbers have been adjusted for the February 2016 reverse stock split):

Convertible Preferred Stock	Shares	Price Per Share	Total Investment
Series AA-1	8,427,004	$12.00	$101,124,042
Series AA-2	7,223,145	$6.00	43,338,870

	15,650,149		$144,462,912

The Investor’s option to purchase the Series AA-2 shares is subject to the closing price of the Common Stock on the NASDAQ market having been greater than or equal to $15.12 per share for a period of twenty (20) consecutive Business Days on which the NASDAQ market is open.

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

Warrants

Warrants to purchase 130,208 shares of common stock were attached to our formerly outstanding Senior Convertible debt. The exercise price on these warrants is $43.20, and they expire on November 9, 2016.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2016 and 2015 was $334,629 and $594,606, respectively.

We did not grant stock options in the three-month period ended March 31, 2016. The weighted average estimated fair value of stock options granted during the three-month period ended March 31, 2015 was $8.52. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	March 31, 2016	March 31, 2015
Risk-free interest rate	—	1.78 - 2.00%
Expected volatility of common stock	—	64.47 - 65.95%
Dividend yield	—	0%
Expected life of options	—	6.1 - 8.2 years

NOTE K – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At March 31, 2016, our uninsured cash balance was approximately $2,533,137.

At March 31, 2016, we do not have any debt obligations with variable interest rates.

NOTE L — DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of March 31, 2016 and December 31, 2015 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	March 31, 2016	December 31, 2015
Derivative liabilities:
Embedded derivatives derived from:
2014 Convertible Promissory Notes	$—	$3,396,191

	—	3,396,191
Warrant derivatives
Senior Convertible Notes	64,941	6,225

Warrant derivatives	64,941	6,225

Total derivative liabilities	$64,941	$3,402,416

	March 31, 2016	December 31, 2015
Common shares linked to derivative liabilities:
Embedded derivatives:
2014 Convertible Promissory Notes*	—	3,174,604

	—	3,174,604

Warrant derivatives
Senior Convertible Notes	130,208	130,208

	130,208	130,208

Total common shares linked to derivative liabilities	130,208	3,304,812

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Three months ended March 31,
	2016	2015
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$—	$—
2014 Convertible Promissory Notes	3,396,190	(479,126)
Warrant derivatives	(58,716)	16,223

Total derivative income (expense)	$3,337,474	$(462,903)

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates. We have selected Binomial Lattice to fair value our warrant derivatives because we believe this technique is reflective of all significant assumption types market participants would likely consider in transactions involving freestanding warrants derivatives. The Monte Carlo Simulations (“MCS”) technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of March 8, 2016 (Modification Date), December 31, 2015, and the inception dates (Tranche 1 – August 14, 2014, Tranche 2 – October 1, 2014, Tranche 3 – December 1, 2014):

Tranche 1 – August 14, 2014:	March 8, 2016***	December 31, 2015	August 14, 2014
Underlying price on valuation date*	$1.25	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	1.82 Years	2.00 Years	2.00 Years
Implied expected term to maturity	1.24 Years	1.82 Years	1.85 Years
Market volatility:
Range of volatilities	96.0% - 154.0%	85.2% - 109.8%	37.0% - 62.2%
Equivalent volatilities	120.1%	98.1%	51.2%
Contractual interest rate	11.00%	11.00%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.60%	11.00%	9.50%
Range of credit risk adjusted yields	3.49% - 5.02%	3.29% - 4.22%	3.94% - 4.45%
Equivalent credit risk adjusted yield	4.13%	3.76%	4.15%

Tranche 2 – October 1, 2014:	March 8, 2016***	December 31, 2015	October 1, 2014
Underlying price on valuation date*	$1.25	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	1.82 Years	2.00 Years	2.00 Years
Implied expected term to maturity	1.24 Years	1.82 Years	1.79 Years
Market volatility:
Range of volatilities	96.0% - 154.0%	85.2% - 109.8%	58.6% - 75.3%
Equivalent volatilities	120.1%	98.1%	68.00%
Contractual interest rate	11.00%	11.00%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.60%	11.00%	9.25%
Range of credit risk adjusted yields	3.49% - 5.02%	3.29% - 4.22%	3.97% - 4.61%
Equivalent credit risk adjusted yield	4.13%	3.76%	4.24%

Tranche 3 – December 1, 2014:	March 8, 2016***	December 31, 2015	December 1, 2014
Underlying price on valuation date*	$1.25	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	1.82 Years	2.00 Years	2.00 Years
Implied expected term to maturity	1.24 Years	1.82 Years	1.76 Years
Market volatility:
Range of volatilities	96.0% - 154.0%	85.2% - 109.8%	61.8% - 79.8%
Equivalent volatilities	120.1%	98.1%	72.2%
Contractual interest rate	11.00%	11.00%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.60%	11.00%	9.25%
Range of credit risk adjusted yields	3.49% - 5.02%	3.29% - 4.22%	4.29% - 4.84%
Equivalent credit risk adjusted yield	4.13%	3.76%	4.52%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore its shares do not trade on a public exchange. As a result, the underlying value was originally based on private sales of the subsidiary’s shares because that was the best indicator of the value of the shares in the past. The last sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly the underlying price used in the past in the MCS calculations was the $2.50 for the inception dates and December 31, 2015. Being far removed from December 2013 while considering the modification in March 2016 of the new option price of $1.00 and other market conditions currently prevailing, management determined $1.25 to be fairly representative of the per share fair value.
**	On December 10, 2015 the term was extended to December 31, 2017.

In March 2016 the term was extended to March 8, 2018.

***	In March 2016 the purchase price of the share purchase options was modified to $1.00 per share. As a result of the re-pricing, the share purchase options no longer require measurement as derivative liabilities. The MCS were calculated for the instruments just prior to the modification on March 8, 2016.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
Balances at January 1	$3,396,191	$2,115,318
Issuances	—	—
Modification	(1,456,826)	—
Changes in fair value inputs and assumptions reflected in income	(1,939,365)	479,126

Balances at March 31	$—	$2,594,444

The fair value of all Share Purchase Option derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

On October 11, 2010, we also issued warrants to acquire 150,000 of our common shares in connection with the Series G Convertible Preferred Stock Financing. During April 4-8, 2011, we issued warrants to acquire 43,750 of our common shares in connection the Series G Convertible Preferred Stock and Warrant Settlement Transaction. Finally, on November 8, 2011, we issued warrants to acquire 108,507 of our common shares in connection with the Senior Convertible Note Financing Transaction. These warrants required liability classification as derivative financial instruments because certain down-round anti-dilution protection or price protection features included in the warrant agreements are not consistent with the concept of equity. We applied the Binomial Lattice valuation technique in estimating the fair value of the warrants because we believe that this technique is most appropriate and reflects all of the assumptions that market participants would likely consider in transactions involving the warrants, including the potential incremental value associated with the down-round anti-dilution protections.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. All remaining warrants linked to 1,725,000 shares of common stock were exercised on October 11, 2013.

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of March 31, 2016 or December 31, 2015.

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 130,208 shares of common stock as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Linked common shares	130,208	130,208
Quoted market price on valuation date	$6.79	$3.24
Contractual exercise price	$43.20	$43.20
Term (years)	1.10	1.35
Range of market volatilities	106.7% - 139.4%	92.9% - 113.2%
Risk free rates using zero coupon US Treasury Security rates	0.21% - 0.59%	0.16% - 0.65%

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the three months ended March 31, 2016 and March 31, 2015.

	Three months ended March 31,
	2016	2015
Balances at January 1	$6,225	$111,127
Changes in fair value inputs and assumptions reflected in income	58,716	(16,223)

Balances at March 31	$64,941	$94,904

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE M – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred income consisted of the following at:

	March 31, 2016	December 31, 2015
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250
Oceanica call option (MINOSA)	—	383,148

Total deferred income and participating revenue rights	$4,643,750	$5,026,898

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

Oceanica Call Option

On March 11, 2015, we agreed to issue and sell up to $14.75 million in Promissory Notes (See NOTE I) to Minera del Norte, S.A. de C.V. (“MINOSA”) In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). The guidance applied in this case is ASC 360.20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses. The option deposit account in this case is deferred income. This Oceanica Call Option expired on March 11, 2016 and has been charged to other income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial condition and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2015. Only projects with material status updates since those reports were filed are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

We have numerous marine projects in various stages of development around the world for ourselves and for external clients. In order to protect the targets of our planned survey, search or recovery operations, we may defer disclosing specific information relating to our projects until we have located a shipwreck or other potentially valuable sources of interest and determined a course of action to protect our property rights and those of our clients. With respect to mineral deposits, SEC Industry Guide 7 outlines the Commission’s basic mining disclosure policy and what information may be disclosed in public filings. With respect to shipwrecks, the identity of the ship may be indeterminable and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable. Although Odyssey has a variety of projects in various stages of development, only projects with operational activity in the past 12 months are included below.

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“OME”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material (known as the “Don Diego” deposit). Phosphate is a key ingredient of fertilizers. In March 2014, we announced the receipt of the first NI 43-101 compliant technical report and preliminary assessment on the deposit. This report is periodically updated. The Don Diego deposit is currently our main mineral project and is important to our future. Based on test results, we believe the Don Diego deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a dredging operation) and that the product will be attractive to Mexican and other world producers of fertilizers.

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

In order to move to the next phase of development of this phosphate deposit, which would involve the dredging and recovery of phosphate sands from the Don Diego deposit, ExO needs to receive approval of an environmental permit, known as the Environmental Impact Assessment (“EIA”). This EIA needs to be approved by the Mexican Secretary of Environment and Natural Resources (SEMARNAT). ExO submitted an EIA application in June 2015. On April 8, 2016, SEMARNAT denied the application for this environmental license as presented. On April 29, 2016, ExO filed documents with the Mexican government requesting a review of this recent decision. Along with our Mexican partner (AHMSA), we continue to evaluate alternatives to gain approval of this EIA.

In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or purchase some Oceanica shares from us at a pre-defined price (See NOTE I). This loan was amended on December 10, 2015, extending the maturity date of the loan to December 31, 2017 and allowing Monaco to retain the call option on 3,174,603 shares of Oceanica held by Odyssey until December 31, 2017. On April 15, 2016, we executed a new loan with Monaco and amended the existing loan with Monaco allowing Monaco the right to purchase the same total number of shares of Oceanica held by Odyssey, but at a lower price per share. Furthemore, Monaco received a security interest in and the right to purchase up to $9.3 million of the Convertible Promissory Note between ExO and another Odyssey subsidiary (see NOTE I). The maturity date on the existing and new loans from Monaco was set at April 1, 2018.

Odyssey currently owns 54% of ExO. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and currently has a maturity date of March 18, 2017 (see NOTE U). In March 2016, Odyssey entered into a loan agreement with Epsilon Acquisitions, LLC, a company affiliated with MINOSA. Odyssey pledged all of its shares in Oceanica as collateral for the $3.0 million loan from Epsilon and also granted Epsilon a security interest in certain intercompany balances of Odyssey (see NOTE I).

Shipwreck Exploration Projects

SS Central America Project

On December 10, 2015, we sold our right to the cash proceeds due to us as earned under the Master Service Agreement for the SS Central America (“SSCA”) project to Monaco Financial, LLC and its affiliates (See NOTE S of Form 10-K for the year ended December 31, 2015). All other contractual terms and conditions of the March 2014 agreement between Odyssey and the receiver of the shipwreck remain in place.

Other Projects

In the first quarter of 2016, Odyssey was contracted by a third party to perform seafloor survey work in the Mediterranean using Odyssey’s vessel, equipment, and crew.

Admiralty Legal Proceedings

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. There are currently no pending admiralty legal proceedings to which we are a party.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2015, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2016, compared to three-months ended March 31, 2015

Increase/(Decrease)			2016 vs. 2015
(Dollars in millions)	2016	2015	$	%
Total revenues	$0.6	$0.1	$0.5	405%

Cost of sales	$—	$0.2	$(0.2)	(100%)
Marketing, general and administrative	2.4	3.0	(0.6)	(21%)
Operations and research	2.2	3.4	(1.2)	(35%)
Common stock issued for subsidiary stock option settlement	—	2.5	(2.5)	(100%)

Total operating expenses	$4.6	$9.1	$(4.5)	(50%)

Other income (expense)	$3.4	$(1.1)	$4.5	396%

Income tax benefit (provision)	$—	$—	$—	—%

Non-controlling interest	$0.7	$0.4	$0.3	64%

Net income (loss)	$0.1	$(9.7)	$9.8	101%

The explanations that follow are for the three-months ended March 31, 2016, compared to the three-months ended March 31, 2015.

Revenue

Revenue is primarily generated through the sale of marine charter services. Prior revenue also included sales of recovered cargo such as coins, bullion, artifacts and merchandise and fees from our themed attraction exhibit. See NOTE S in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information.

Total revenue in the current quarter was $0.6 million, a $0.5 million increase over the revenue in the same period a year ago. The majority of revenues in 2016 were generated from providing marine charter services to a third party, whereas the majority of revenues in 2015 were generated from the sales of inventory items such as coins.

Operating Expenses

Cost of sales consisted of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with cargo and merchandise sales. Cost of sales was $0 in the first quarter of 2016 since there were no sales of inventory or cargo items. The $0.2 million of costs of sales in the first quarter of 2015 were associated primarily with the write-down of the carrying value of our inventory of Gairsoppa silver bars as a result of a decline in world silver prices at that time. All these inventory items were sold by the end of the year 2015.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.6 million from $3.0 million in 2015 to $2.4 million in 2016 as a result of cost cuts implemented by the Company. The first quarter of 2015 included higher professional legal service costs associated with the Stock Purchase Agreement entered into with Penelope in March 2015.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses decreased by $1.2 million from $3.4 million in 2015 to $2.2 million in 2016 primarily as a result of lower expenditures on vessel operations in 2016.

In 2015, we incurred an expense of $2.5 million to terminate a call option held by Mako Resources on shares of Oceanica shares held by us. As consideration for Mako Resources, we issued new shares of our common stock as the form of payment. No such related transaction occurred in 2016.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our loans. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Total other expense and income increased from $1.1 million of expense in 2015 to $3.4 million of income in 2016 primarily as a result of $3.3 million from fair value derivative accounting related to the Monaco loans. In 2016, we entered into a new loan with

Monaco Financial, LLC (“Monaco”) whereby there was removal of the protection on the conversion price as well as a reduction in the conversion price at which the loans can be converted by Monaco into up to 3,174,603 shares of Oceanica held by us (see NOTE I). Components of the $3.3 million is mainly comprised of change in stock price, volatility and the clearing of the derivative due to the cessation of the conversion price protection that no longer exists. The remaining $0.1 million is interest expense mainly from our Minosa debt netted with the MINOSA call option.

Taxes and Non-Controlling Interest

We did not incur any tax liabilities in the first quarter of either reporting year. The Company has significant tax loss carryforwards.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first quarter of 2016 was $0.7 million as compared to $0.4 million in the first quarter of 2015.

Liquidity and Capital Resources

	Three-Months Ended
(In thousands)	March 2016	March 2015
Summary of Cash Flows:
Net cash used by operating activities	$(2,673)	$(4,313)
Net cash (used) provided by investing activities	(51)	811
Net cash provided by financing activities	3,248	1,063

Net (decrease) increase in cash and cash equivalents	$524	$(2,439)

Beginning cash and cash equivalents	2,241	3,143

Ending cash and cash equivalents	$2,765	$704

Discussion of Cash Flows

Net cash used by operating activities for the first three months of 2016 was $2.7 million, or an improvement of $1.6 million compared to the same quarter in 2015. This net cash used by operating activities reflects a net loss before non-controlling interest of $0.6 million offset in part by non-cash items of $2.7 million including depreciation and amortization of $0.3 million, share-based compensation ($0.3) million and the change in the fair value of derivative liabilities ($3.3) million, see NOTE L. Other working capital changes (including non-current assets) resulted in an increase in working capital of $0.6 million. This primarily included an increase in accounts payable in 2016 of $0.2 million and an increase in accrued expenses of $0.8 million, partially offset by a decrease in deferred revenue of $0.4 million.

Cash flows used for investing activities for the first three months of 2016 were $0.1 million related to the purchase of marine exploration equipment. Investing activities in the first quarter of 2015 generated net cash inflows of $0.8 million as a result of the sale of our Nassau Street building in Tampa.

Cash flows provided by financing activities for the first three months of 2016 were $3.2 million. During this period, we borrowed $1.5 million from Epsilon and $1.8 million from Monaco (see NOTE I). This cash inflow was partially offset by repayment of debt obligations. Cash flows provided by financing activities for the first three months of 2015 were $1.1 million. In 2015, we received $2.0 million of advances on the loan from MINOSA (see NOTE I) offset by payments made on loans of $1.1 million, primarily as a result of repaying the mortgage loan of $0.6 million associated with the sale of the Nassau Street building and the payment of $0.5 million on another bank loan.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2016, we had cash and cash equivalents of $2.8 million, an increase of $0.5 million from the December 31, 2015 balance of $2.2 million. This increase was mainly the result of the $1.8 million new loan from Monaco and the advance of $1.5 million on the $3.0 million loan agreement with Epsilon (see NOTE I).

Financial debt of the company, excluding the derivative component of such debt, increased by $2.2 million in the first three months of 2016, from a balance of $18.2 million at December 31, 2015 to a balance of $20.4 million at March 31, 2016. This increase is primarily related to the new $1.8 million loan from Monaco and the advance of $1.5 million on the $3.0 million loan agreement with Epsilon (see NOTE I)

Financings

Stock Purchase Agreement

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the “MINOSA”). The Purchase Agreement provides for us to issue and sell to the Investor shares of the our preferred stock in the amounts and at the prices set forth below (the numbers set forth below have been adjusted to reflect the 1-for-12 reverse stock split of February 19, 2016):

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

The purchase and sale of 2,916,667 shares of Series AA-1 Preferred Stock at an initial closing and for the purchase and sale of the remaining 5,510,337 shares of Series AA-1 Preferred Stock according to the following schedule, is subject to the satisfaction or waiver of specified conditions set forth in the Purchase Agreement:

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at March 31, 2016 was $14.75 million.

The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. The Oceanica Call option expired on March 11, 2016 without being executed or extended. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) March 30, 2016; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016 the agreements with MINOSA and Penelope were further amended and extended the maturity date of the loan to March 18, 2017(see NOTE I).

On March 18, 2016, Odyssey entered into a $3.0 million Note Purchase Agreement with Epsilon Acquisitions LLC (see Note I). Epsilon is an investment vehicle of Mr. Alonso Ancira who is Chairman of the Board of AHMSA, an entity that controls MINOSA.

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

Other loans

Promissory Note

On March 18, 2015 we entered into a Note Purchase Agreement (“Note”) with Epsilon Acquisitions, LLC (“Epsilon”). Pursuant to the Note, Epsilon will loan us $3.0 million in two installments of $1.5 million due on March 31, 2016 and April 30, 2016. The Note bears interest at a rate of 10% per annum and matures on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount is included in the loan balance. The outstanding principal at March 31, 2016 is $1,550,000. In Pledge agreements related to the Note, we granted security interests to Epsilon in (a) the 54 million cuotas (at unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. At any time after Epsilon has advanced the full $3.0 million to us, Epsilon has the right to convert all amounts outstanding under the Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. This conversion price at the inception of this note led to a beneficial conversion feature of $96,000 which was bifurcated from the note balance and applied as an increase to additional paid in capital. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC, (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“Minosa”) by the amount of indebtedness converted.

Pursuant to the Note Purchase Agreement (a) we agreed to waive our rights to terminate the Stock Purchase Agreement in accordance with the terms thereof until December 31, 2016, and (b) MINOSA agreed to extend, until December 31, 2016, the maturity date of the $14.75 million loan extended by MINOSA to OME pursuant to the Stock Purchase Agreement. The obligations under the Note may be accelerated upon the occurrence of specified events of default including (a) OME’s failure to pay any amount payable under the Note on the date due and payable; (b) OME or we fail to perform or observe any term, covenant, or agreement in the Note or the related documents, subject to a five-day cure period; (c) an event of default or material breach by OME, us or any of our affiliates under any of the other loan documents shall have occurred and all grace periods, if any, applicable thereto shall have expired; (d) the Stock Purchase Agreement shall have been terminated; (e) specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions are commenced by or against OME or any of its subsidiaries, in specified circumstances unless dismissed or stayed within 60 days; (f) the entry of judgment or award against OME or any of its subsidiaries in excess or $100,000; and (g) a change in control (as defined in the Note) occurs.

In connection with the execution and delivery of the Note Purchase Agreement, we and Epsilon entered into a registration rights agreement pursuant to which we agreed to register new shares of our common stock with a formal registration statement with the Securities and Exchange Commission upon the conversion of the indebtedness evidenced by the Note.

Promissory Note

On April 15, 2016, Odyssey Marine Exploration, Inc. (“Odyssey”) and its wholly owned subsidiaries Oceanica Marine Operations, S.R.L. (“OMO”), Odyssey Marine Services, Inc. (“OMS”), and Odyssey Marine Enterprises, Ltd. (“OME”) executed a Loan and Security Agreement (the “Loan Agreement”) with Monaco Financial LLC (“Monaco”) pursuant to which Odyssey borrowed $1.825 million from Monaco. The indebtedness is evidenced by a Convertible Promissory Note (the “Note”) that provides for interest at the rate of 10.0% per annum on the outstanding amount of principal, with the entire unpaid principal sum outstanding, together with any unpaid interest thereon, being due and payable on April 15, 2018. Odyssey has the right to prepay the indebtedness, in whole or in part, upon 30 days’ notice to Monaco.

Pursuant to the Loan Agreement and as security for the indebtedness, Monaco was granted a security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015

(the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to OMO, and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets aboard the MV Dorado Discovery and in OMS’s possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. OME unconditionally and irrevocably guaranteed all obligations of Odyssey, OMO, and OMS to Monaco under the Loan Agreement.

As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000.

The Loan Agreement also contains customary representations and warranties of the parties, covenants, and events of default.

The Note provides that Monaco has the right, at any time before April 15, 2018, to convert any portion of the outstanding principal amount and any accrued interest under the Note and up to $1,374,603 of the promissory notes issued by Odyssey to Monaco in August 2014, into cuotas of Oceanica Resources S. de R.L. (“Oceanica”) held by OME, at a conversion price of $1.00. The Note further provides that the maximum number of Oceanica cuotas that can be acquired by Monaco upon conversion is 3,174,603 cuotas.

Project Term Loan

During October 2015 we entered into a $2.0 million loan agreement with Monaco Financial, LLC (“Monaco”) to provide up to $2.0 million. We received the initial advance of $1.0 million on October 30, 2015. On December 10, 2015, Odyssey, Monaco, and certain affiliates of Monaco entered into and completed the transactions contemplated by an acquisition agreement (the “Acquisition Agreement”) pursuant to which, among other things, we sold certain assets to Monaco and its affiliates, and Monaco (a) repaid our indebtedness for borrowed money owed to a bank, (b) reduced the amount of indebtedness owed by us to Monaco and agreed to certain modifications regarding the remaining indebtedness, and (c) applied the amount of advances previously made by Monaco to us, as well as additional cash, to the consideration paid to us for the transaction. More significantly, Monaco extinguished the $2.0 million loan it had made to us in the fourth quarter of 2015, settled in full all of our three bank loans ($11.7 million), and amended or extinguished certain loans made in 2014 by Monaco to us (extinguished $2.2 million of the loans, ceased interest on $5.0 million of the loans and made it only repayable under certain circumstances, and extended the maturity of the remaining $2.8 million of loans.

In August 2015, we amended our term loan with Fifth Third Bank (the “Bank”) setting the maturity date on the loan at December 17, 2015. In January and July 2014 and 2015 we made required semi-annual principal payments of $500,000 on the loan. This loan was settled in full on December 10, 2015 in connection with the transaction with Monaco. The balance of this loan at December 31, 2015 was $0.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2016 or the following twelve months is dependent upon our success in chartering our marine equipment and services to third parties, monetizing our interests in mineral exploration entities, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. We may not be able to maintain compliance with NASDAQ’s continued listing requirements which could lead to a de-listing from NASDAQ and have a negative impact on our ability to raise funds. Our 2016 business plan requires us to generate new cash inflows during 2016 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the chartering of our equipment and services, the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2015—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow our contingency business plan which is based on curtailed expenses and requires less cash inflows. Our consolidated non-restricted cash balance at March 31, 2016 was $2.8 million which is insufficient to support operations through the end of 2016. We have a working capital deficit at March 31, 2016 of $19.0 million. We sold a substantial part of our assets to Monaco and its affiliates on December 10, 2015 and we have pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was $7.2 million at March 31, 2016 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit in Mexico. The environmental permit application filed in June 2015 was denied on April 8, 2016. We still intend to seek an environmental permit approval for the dredging and extraction of the phosphate sands in Mexico, but the April 2016 decision has delayed our expected cash inflows from this project. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

As of March 31, 2016, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. At March 31, 2016, we do not have any debt obligations with variable interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the first three months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not currently a party to any litigation. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits.

ITEM 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Investors should consider such risk factors, as well as the risk factor set forth below, prior to making an investment decision with respect to the Company’s securities.

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

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, a minimum bid requirement and a minimum market capitalization requirement. If we are not compliant with these continued listing requirements, we could be de-listed from the NASDAQ Capital Market.

To continue as a going concern, we are heavily dependent on the completion of the Stock Purchase Agreement and Preferred Share deal approved by our Shareholders on June 9, 2015 with Penelope Mining, LLC (“Penelope”) or other material cash inflows. The decision of Penelope to carry out the Preferred Share deal is heavily dependent on the outcome of the Mexican government decision on the Environmental Impact Assessment (EIA) application to extract phosphate from a mineralized seabed deposit off the coast of Mexico. On April 8, 2016, the EIA was denied by the Mexican government. We are still seeking the EIA approval. As of the date of this filing, Penelope has not yet performed the Initial Closing on the Preferred Share deal.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 12, 2016	By:	/s/ Philip S. Devine
Philip S. Devine, Chief Financial
Officer and Authorized Officer