Form 10-Q
period 2016-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2016-08-01
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 20, 2016 was 7,544,345.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,832,166	$2,241,317
Accounts receivable and other, net	1,599,920	801,575
Other current assets	631,416	502,698

Total current assets	4,063,502	3,545,590

PROPERTY AND EQUIPMENT
Equipment and office fixtures	19,457,589	22,460,256
Accumulated depreciation	(17,244,138)	(19,633,420)

Total property and equipment	2,213,451	2,826,836

NON-CURRENT ASSETS
Other non-current assets	532,590	540,590

Total non-current assets	532,590	540,590

Total assets	$6,809,543	$6,913,016

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,288,421	$1,567,620
Accrued expenses and other	5,778,233	4,265,456
Deferred income	—	383,148
Derivative liabilities	3,891	3,402,416
Loans payable	17,731,332	15,058,845

Total current liabilities	24,801,877	24,677,485

LONG-TERM LIABILITIES
Loans payable	4,228,944	3,140,787
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	8,872,694	7,784,537

Total liabilities	33,674,571	32,462,022

Commitments and contingencies (NOTE G)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 0 and 20,200 shares authorized, respectively, and 0 issued and outstanding for each period end	—	—
Common stock - $.0001 par value; 75,000,000 shares authorized; 7,544,345 issued and outstanding at June 30, 2016 and 7,541,111 issued and outstanding at December 31, 2015	754	754
Additional paid-in capital	206,274,157	204,438,148
Accumulated deficit	(222,408,549)	(220,634,415)

Total stockholders’ equity/(deficit) before non-controlling interest	(16,133,638)	(16,195,513)
Non-controlling interest	(10,731,390)	(9,353,493)

Total stockholders’ equity/(deficit)	(26,865,028)	(25,549,006)

Total liabilities and stockholders’ equity/(deficit)	$6,809,543	$6,913,016

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUE
Recovered cargo sales and other	$—	$226,733	$4,667	$321,174
Exhibit	—	12,500	—	33,352
Expedition	1,217,318	204,310	1,795,128	204,310

Total revenue	1,217,318	443,543	1,799,795	558,836

OPERATING EXPENSES
Cost of sales – recovered cargo and other	—	164,589	—	377,465
Marketing, general and administrative	1,937,523	3,354,227	4,317,839	6,370,213
Operations and research	1,293,803	2,889,590	3,493,794	6,251,056
Common stock issued for subsidiary stock option settlement	—	—	—	2,520,000

Total operating expenses	3,231,326	6,408,406	7,811,633	15,518,734

INCOME (LOSS) FROM OPERATIONS	(2,014,008)	(5,964,863)	(6,011,838)	(14,959,898)
OTHER INCOME (EXPENSE)
Interest income	—	36	—	95
Interest expense	(596,287)	(1,019,443)	(930,347)	(1,681,725)
Change in derivative liabilities fair value	61,051	211,890	3,398,525	(251,013)
Other	9,652	7,494	391,630	(10,874)

Total other income (expense)	(525,584)	(800,023)	2,859,808	(1,943,517)

(LOSS) BEFORE INCOME TAXES	(2,539,592)	(6,764,886)	(3,152,030)	(16,903,415)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(2,539,592)	(6,764,886)	(3,152,030)	(16,903,415)
Non-controlling interest	680,814	638,668	1,377,897	1,062,726

NET (LOSS)	$(1,858,778)	$(6,126,218)	$(1,774,133)	$(15,840,689)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.25)	$(0.84)	$(0.24)	$(2.16)

Weighted average number of common shares outstanding
Basic	7,544,345	7,469,455	7,542,728	7,340,272

Diluted	7,544,345	7,469,455	7,542,728	7,340,272

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(3,152,030)	$(16,903,415)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	598,197	751,126
Director fees settled with equity instruments	18,415	—
Loss on sale of building and land	—	29,404
Gain on sale of equipment	(125,991)	—
Financed lender fees	50,000	—
Change in derivatives liabilities fair value	(3,398,525)	251,013
Note payable interest accretion	87,525	747,126
Inventory markdown	—	151,922
Common stock issued for subsidiary stock option settlement	—	2,520,000
Share-based compensation	692,501	1,393,379
Deferred revenue	(383,148)	—
(Increase) decrease in:
Accounts receivable	(798,345)	(94,628)
Inventory	—	464,388
Other assets	(120,717)	(90,158)
Increase (decrease) in:
Accounts payable	(279,199)	(2,568,382)
Accrued expenses and other	1,512,776	1,168,947

NET CASH (USED) BY OPERATING ACTIVITIES	(5,298,541)	(12,179,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	200,000	850,000
Purchase of property and equipment	(58,821)	(42,828)
Acquisition of subsidiary		(2,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	141,179	805,172

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	4,825,000	14,750,001
Restricted cash held as collateral on loans payable	—	287,178
Repayment of mortgage and loans payable	(76,789)	(1,182,281)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,748,211	13,854,898

NET (DECREASE) INCREASE IN CASH	(409,151)	2,480,792
CASH AT BEGINNING OF PERIOD	2,241,317	3,143,550

CASH AT END OF PERIOD	$1,832,166	$5,624,342

SUPPLEMENTARY INFORMATION:
Interest paid	$718,722	$724,389
Income taxes paid	$—	$—

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2016 and the results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

See NOTE I regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock split.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Decisions on asset impairments are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. During May 2016, we sold our vessel, Odyssey Explorer, for $200,000 cash and a smaller vessel as in-kind. The vessel received as in-kind consideration has been valued at $350,000 based on management’s best estimate of the evaluation at this time considering its physical condition and the prevailing market. We expect to receive an appraisal from our insurance broker in the near future. If further relevant information should arise in the future, the estimate will be revised if needed.

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

Earnings Per Share

See NOTE I regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split.

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

At June 30, 2016 and 2015, the weighted average common shares outstanding year-to-date were 7,542,728 and 7,340,272, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Average market price during the period	$3.08	$7.20	$3.35	$8.28
In the money potential common shares from options excluded	4,089	—	4,717	—
In the money potential common shares from warrants excluded	—	—	—	—

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Out of the money options and warrants excluded:
Stock options with an exercise price of $12.48 per share	137,666	137,666	137,666	137,666
Stock options with an exercise price of $12.84 per share	4,167	4,167	4,167	4,167
Stock options with an exercise price of $20.88 per share	—	4,313	—	4,313
Stock options with an exercise price of $26.40 per share	75,794	79,847	75,794	79,847
Stock options with an exercise price of $32.76 per share	53,707	53,706	53,707	53,706
Stock options with an exercise price of $32.88 per share	—	52,820	—	52,820
Stock options with an exercise price of $34.68 per share	74,265	80,893	74,265	80,893
Stock options with an exercise price of $39.00 per share	8,333	8,333	8,333	8,333
Stock options with an exercise price of $40.80 per share	—	8,333	—	8,333
Stock options with an exercise price of $41.16 per share	833	3,333	833	3,333
Stock options with an exercise price of $42.00 per share	8,333	8,333	8,333	8,333
Stock options with an exercise price of $46.80 per share	1,667	1,667	1,667	1,667
Warrants with an exercise price of $43.20 per share	130,208	130,208	130,208	130,208

Total anti-dilutive warrants and options excluded from EPS	494,973	573,619	494,973	573,619

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Potential common shares from unvested restricted stock awards excluded from EPS	88,096	129,570	88,096	129,570

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss)	$(1,858,778)	$(6,126,218)	$(1,774,133)	$(15,840,689)

Numerator, basic and diluted net income (loss) available to stockholders	$(1,858,778)	$(6,126,218)	$(1,774,133)	$(15,840,689)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	7,544,345	7,469,455	7,542,728	7,340,272

Common shares outstanding for basic	7,544,345	7,469,455	7,542,728	7,340,272

Shares used in computation – diluted:
Common shares outstanding for basic	7,544,345	7,469,455	7,542,728	7,340,272

Shares used in computing diluted net income per share	7,544,345	7,469,455	7,542,728	7,340,272

Net (loss) per share – basic	$(0.25)	$(0.84)	$(0.24)	$(2.16)
Net (loss) per share – diluted	$(0.25)	$(0.84)	$(0.24)	$(2.16)

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

Redeemable Preferred Stock

If we issue redeemable preferred stock instruments (or any other redeemable financial instrument), they are initially evaluated for possible classification as a liability in instances where redemption is certain to occur pursuant to ASC 480 –Distinguishing Liabilities from Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification be evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission.

NOTE C – ACCOUNTS RECEIVABLE

Our accounts receivable consist of the following:

	June 30, 2016	December 31, 2015
Trade	$3,365,977	$2,371,304
Related party	501,228	629,400
Other	48,512	116,668
Reserve allowance	(2,315,797)	(2,315,797)

Total accounts receivable, net	$1,599,920	$801,575

The trade receivable balance at June 30, 2016 and December 31, 2015 consists primarily of a trade receivable from Neptune Minerals, Inc., for which a reserve allowance for the full amount of $2,315,797 has been made for both reported period ends, as well as $1,018,732 from one other customer. In December 2015, as part of the acquisition agreement with Monaco Financial, LLC, (“Monaco”) a related party, we sold 50% of the Neptune Minerals, Inc. receivable to Monaco. The remaining receivable balance from Neptune Minerals, Inc. on our balance sheet is owned by us. Monaco owes us $501,228 and $629,400 for the periods ended June 30, 2016 and December 31, 2015, respectively, for coin sales and other items that were not part of the December 10, 2015 acquisition agreement. See NOTE S in our Form 10-K file with the Securities and Exchange Commission for the year ended December 31, 2015 for further information.

NOTE D – RELATED PARTY TRANSACTIONS

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”). See NOTE S in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. We had accounts receivable with Monaco and related affiliates at June 30, 2016 and December 31, 2015 of $501,228 and $629,400, respectively. We had general operating payables with Monaco at June 31, 2016 and December 31, 2015 of $135,716 and $47,858, respectively. See NOTE I for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc. (“NMI”)

Our current investment position in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At June 30, 2016, our estimated share of unrecognized NMI equity-method losses is approximately $20.7 million. We have not recognized the accumulated $20.7 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $20.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2014. Since then, financial statements of NMI have not been made available to us. We do reasonably believe NMI’s losses since then are minimal. We do not have any financial obligations to NMI, and we are not committed to provide financial support.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. At June 30, 2016, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Ltd.

During 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 ordinary shares to us. The shares currently represent less than 3% of the outstanding equity of CRP. With CRP being a thinly traded stock and pursuant to guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. The net carrying value of this investment in CRP is zero in our consolidated financial statements.

NOTE F - INCOME TAXES

During the six-month period ended June 30, 2016, we generated a federal net operating loss (“NOL”) carryforward of $0.9 million and generated $2.8 million of foreign NOL carryforwards. As of June 30, 2016, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $145 million and net operating loss carryforwards for foreign income tax purposes of approximately $22 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2035.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at June 30, 2016. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of June 30, 2016. There was no U.S. income tax expense for the six months ended June 30, 2016 due to the generation of net operating losses.

The increase in the valuation allowance as of June 30, 2016 is due to the generation of approximately $1.8 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

June 30, 2016	$65,093,249
December 31, 2015	64,553,394

Change in valuation allowance	$539,855

Our estimated annual effective tax rate as of June 30, 2016 is 26.54%, while our June 30, 2016 effective tax rate is 0.0% because of the full valuation allowance.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The earliest tax year still subject to examination by a major taxing jurisdiction is 2012.

NOTE G – COMMITMENTS AND CONTINGENCIES

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2016 or the following twelve months is dependent upon our success in chartering our marine equipment and services to third parties, monetizing our interests in mineral exploration entities, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. Our 2016 business plan requires us to generate new cash inflows during 2016 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the chartering of our equipment and services, the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed to meet our desired projected business plan requirements, which may require us to follow a contingency business plan that is based on curtailed expenses and requires less cash inflows. We may not be able to maintain compliance with NASDAQ’s continued listing requirements, which could lead to a de-listing from NASDAQ and move to a different quotation service. This may have a negative impact on our ability to raise funds. On April 11, 2016 our market capitalization value fell below $35.0 million, the required minimum for continued listing of our stock on NASDAQ. Maintaining a market capitalization of at least $35.0 million for a minimum of ten consecutive business days before November 21, 2016 will permit us to remain listed. Management is working on multiple initiatives that could have the effect of curing this deficiency, however, we cannot provide any assurance the deficiency will be resolved. Initiatives include generating new business results with high positive impact and ongoing efforts to support the environmental application approval process for the Don Diego project, with the goal of approval in the second half of 2016. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. This equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders, which occurred on June 9, 2015. MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2015—Financings.) Our consolidated non-restricted cash balance at June 30, 2016 was $1.8 million, which is insufficient to support operations through the end of 2016. We have a working capital deficit at June 30, 2016 of $20.7 million. We sold a substantial part of our assets to Monaco and its affiliates on December 10, 2015 and we have pledged the majority of our remaining assets to MINOSA and its affiliates, and to Monaco, leaving us with few opportunities to raise additional funds based on our balance sheet. The total consolidated book value of our assets was $6.8 million at June 30, 2016 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit in Mexico’s exclusive economic zone in the Pacific ocean. The environmental permit application filed in June 2015 was denied on April 8, 2016. We continue to pursue approval of the environmental permit for the dredging and extraction of the phosphate sands off the western coast of Mexico, but the April 2016 decision has delayed our expected cash inflows from this project. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE H –LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	June 30, 2016	December 31, 2015
Note 1 – Monaco 2014	$2,800,000	$3,449,631
Note 2 – Monaco 2016	1,428,944	—
Note 3 – MINOSA	14,750,001	14,750,001
Note 4 – Epsilon	2,981,331	—

	$21,960,276	$18,199,632

Note 1 – Monaco 2014

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million, the first $5.0 million of which (the “First Tranche”) was advanced upon execution of the Loan Agreement. Subject to the satisfaction of conditions set forth in the Loan Agreement, we had the right to borrow up to an additional $5.0 million in two separate advances of $2.5 million each, which we refer to as the “Second Tranche” and the “Third Tranche.” Each of the three advances is evidenced by separate promissory notes (the “Notes”). The Second Tranche was advanced on October 1, 2014, and the Third Tranche was advanced on December 1, 2014. On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE S in our Form 10-K for the period ended December 31, 2015). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. The outstanding interest-bearing balance of these Notes at June 30, 2016 was $2.8 million. The book carrying value of the Notes was $2.8 million, all of which is classified as long term. The maturity date has been amended to April 1, 2018. See “Loan Modification” below.

The indebtedness evidenced by the Notes bears interest at 8.0% percent per year until the first anniversary of the note and 11% per annum from the first anniversary through the maturity date. Principal is payable at the maturity date while interest is payable monthly. As consideration for the Notes, the Company (i) entered into a multi-year agreement in which we granted Monaco an exclusive right to market valuable trade cargo through a marketing joint venture, (ii) assigned to Monaco 100,000 shares of Oceanica Resources S. de. R.L (“Oceanica”) and (iii) granted Monaco an option whereby Monaco may purchase shares of Oceanica held by Odyssey ( the “Share Purchase Option”) at a purchase price which is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1.0 million or more in the aggregate. The option may be exercised (i) by conversion of the outstanding principal, (ii) in cash for up to 50% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of Monaco, or (iii) in cash for up to 100% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the Company. For collateral, we granted the lender a security interest in the proceeds from the sale of valuable trade cargo whenever held, in excess of the proceeds previously pledged under other arrangements, a certain quantity of our Oceanica shares based on the loan balance and certain marine equipment and technology as evidenced by equity in two of our wholly owned subsidiaries. During March 2016, the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification March 2016” below.

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

No value was assigned to the multi-year exclusive marketing agreement (entered into with Monaco at the same time as the Loan Agreement) because the value attributable to the multi-year exclusive marketing agreement is compensatory in nature. The value of the compensation will be determined when i) the valuable trade cargo is recovered, and ii) the marketing and sales activities are successful. Accordingly, the compensation related to the 5% fee will be a period expense in the period incurred, or when a sale takes place. The assignment to Monaco of 100,000 shares of Oceanica was valued at $250,000 and was included as part of the allocation of proceeds. The financing basis allocated to the Notes is subject to amortization with periodic charges to interest expense using the effective interest method. Amortization of these components included in interest expense during the year ended December 31, 2015 amounted to $1,895,263. There is no amortization in 2016. The derivative components are subject to re-measurement to fair value at the end of each reporting period with the change reflected in income.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1.825 million. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is payable on April 1, 2018. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second position in a security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets aboard the MV Dorado Discovery and in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. We unconditionally and irrevocably guaranteed all obligations of Odyssey and its subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. However since the option is out of the money, it has no material fair value as of the inception date or at June 30, 2016. The debt agreement did not contain additional any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the six months ended June 30, 2016, interest expense related to the discount in the amount of $60,194 was recorded.

Loan modification (December 10, 2015)

In connection with the Acquisition Agreement entered into with Monaco on December 10, 2015, Monaco agreed to modify certain terms of the loans as partial consideration for the purchase of assets. For the First Tranche ($5,000,000 issued on August 14, 2014), Monaco agreed to cease interest as of December 10, 2015 and reduce the loan balance by (i) the cash or other value received by Monaco from the SS Central America shipwreck project (“SSCA”) or (ii) if the proceeds received by Monaco from the SSCA project are insufficient to pay off the loan balance by December 31, 2017, then Monaco can seek repayment of the remaining outstanding balance on the loan by withholding Odyssey’s 21.25% “additional consideration” in new shipwreck projects performed for Monaco in the future. For the Second Tranche ($2,500,000 issued on October 1, 2014), Monaco agreed to reduce the principal amount by $2,200,000 leaving a new principal balance of $300,000 and extension of maturity to December 31, 2017. For the Third Tranche ($2,500,000 issued on December 1, 2014), Monaco agreed to the extension of maturity to December 31, 2017.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement (See NOTE I), Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. As of March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt at June 30, 2016 was $14.75 million. The maturity date of this note has been amended and is now March 18, 2017.

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

The option amount of $383,148 represented a debt discount (see NOTE L). This discount has been fully accreted up to face value using the effective interest method. Accrued interest recorded on the note for the six months ended June 30, 2016 amounted to $634,659.

Note 4 – Epsilon

On March 18, 2016 we entered into a Note Purchase Agreement (“Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). Pursuant to the Purchase Agreement, Epsilon loaned us $3.0 million in two installments of $1.5 million on March 31, 2016 and April 30, 2016. The indebtedness bears interest at a rate of 10% per annum and is due on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount is included in the loan balance. The outstanding principal at June 30, 2016 was $3,050,000. In pledge agreements related to the loans, we granted security interests to Epsilon in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. Epsilon has the right to convert the outstanding indebtedness into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“MINOSA”) by the amount of indebtedness converted.

Pursuant to the Purchase Agreement (a) we agreed to waive our rights to terminate the Stock Purchase Agreement in accordance with the terms thereof until December 31, 2016, and (b) MINOSA agreed to extend, until March 18, 2017, the maturity date of the $14.75 million loan extended by MINOSA to OME pursuant to the Stock Purchase Agreement. The indebtedness may be accelerated upon the occurrence of specified events of default including (a) OME’s failure to pay any amount payable on the date due and payable; (b) OME or we fail to perform or observe any term, covenant, or agreement in the Purchase Agreement or the related documents, subject to a five-day cure period; (c) an event of default or material breach by OME, us or any of our affiliates under any of the other loan documents shall have occurred and all grace periods, if any, applicable thereto shall have expired; (d) the Stock Purchase Agreement shall have been terminated; (e) specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions are commenced by or against OME or any of its subsidiaries, in specified circumstances unless dismissed or stayed within 60 days; (f) the entry of judgment or award against OME or any of its subsidiaries in excess or $100,000; and (g) a change in control (as defined in the Purchase Agreement) occurs.

In connection with the execution and delivery of the Purchase Agreement, we and Epsilon entered into a registration rights agreement pursuant to which we agreed to register new shares of our common stock with a formal registration statement with the Securities and Exchange Commission upon the conversion of the indebtedness.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $96,000 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the six months ended June 30, 2016, interest expense related to the discount in the amount of $27,331 was recorded.

NOTE I – STOCKHOLDERS’ EQUITY (DEFICIT)

At our Annual Meeting of Stockholders on June 9, 2015, our stockholders approved a 1-for-6 reverse stock split. On February 9, 2016, our Board of Directors authorized an additional 1-for-2 reverse stock split, to be effective immediately after the stockholder-approved 1-for-6 reverse stock split is implemented. The reverse stock splits were effective on February 19, 2016. The two reverse stock splits had the combined effect of a 1-for-12 reverse stock split. At the effective time of the reverse stock splits, every 12 shares of issued and outstanding common stock were converted into one share of issued and outstanding common stock, and the authorized shares of common stock were reduced from 150,000,000 to 75,000,000 shares. The par value remained at $0.0001 per share. All shares and related financial information in this Form 10-Q have been retroactively adjusted to reflect this 1-for-12 reverse stock split.

Common Stock

In March 2015, we issued 333,333 shares of our common stock to Mako Resources, LLC, an Oceanica shareholder, valued in total at $2,520,000 based on our closing stock price on March 11, 2015. These shares were issued as consideration for termination of Mako’s option to acquire up to 6.0 million of the shares we hold in Oceanica.

Convertible Preferred Stock

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the “Lender”). The Purchase Agreement provides for the Company to issue and sell to the Investor shares of the Company’s preferred stock in the amounts set forth in the following table (numbers have been adjusted for the February 2016 reverse stock split):

Convertible Preferred Stock	Shares	Price Per Share	Total Investment
Series AA-1	8,427,004	$12.00	$101,124,048
Series AA-2	7,223,145	$6.00	43,338,870

	15,650,149		$144,462,918

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

On June 9, 2015, our shareholders approved our 2015 Stock Incentive Plan (the “Plan”) that was adopted by our Board of Directors (the “Board”) on January 2, 2015, which is the effective date. The plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 450,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code, which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 83,333, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2,000,000. The original maximum number of shares that were to be used for Incentive Stock Options (“ISO”) under the Plan shall be 450,000. During our June 2016 shareholder meeting, the shareholders elected to add 200,000 incremental shares to the Plan. With respect to each grant of an ISO to a Participant who is not a Ten Percent Stockholder, the Exercise Price shall not be less than the Fair Market Value of a Share on the date the ISO is granted. With respect to each grant of an ISO to a Participant who is a Ten Percent Stockholder, the Exercise Price shall not be less than one hundred ten percent (110%) of the Fair Market Value of a Share on the date the ISO is granted. If an Award is a Non-Qualifying Stock Option (“NQSO”), the Exercise Price for each Share shall be no less than (1) the minimum price required by applicable state law, or (2) the Fair Market Value of a Share on the date the NQSO is granted, whichever price is greatest. Any Award intended to meet the Performance Based Exception must be granted with an Exercise Price not less than the Fair Market Value of a Share determined as of the date of such grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three and six-month periods ended June 30, 2016 and 2015 was $357,872 and $798,773 and $692,501 and $1,393,379, respectively.

We did not grant stock options in the three-month periods ended June 30, 2015. We did grant stock options in the quarter ended June 30, 2016 to two independent directors in lieu of cash for services rendered to the Company as directors. The weighted average estimated fair value of these granted stock options was $1.55. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

	June 30, 2016	June 30, 2015
Risk-free interest rate	1.29%	—
Expected volatility of common stock	80.87%	—
Dividend yield	0%	—
Expected life of options	8.2 years	—

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At June 30, 2016, our uninsured cash balance was approximately $1,622,296.

At June 30, 2016, we do not have any debt obligations with variable interest rates.

NOTE K — DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of June 30, 2016 and December 31, 2015 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	June 30,	December 31,
	2016	2015
Derivative liabilities:
Embedded derivatives derived from:
2014 Convertible Promissory Notes	$—	$3,396,191

	—	3,396,191
Warrant derivatives
Senior Convertible Notes	3,891	6,225

Warrant derivatives	3,891	6,225

Total derivative liabilities	$3,891	$3,402,416

	June 30,	December 31,
	2016	2015
Common shares linked to derivative liabilities:
Embedded derivatives:
2014 Convertible Promissory Notes*	—	3,174,604

	—	3,174,604

Warrant derivatives
Senior Convertible Notes	130,208	130,208

	130,208	130,208

Total common shares linked to derivative liabilities	130,208	3,304,812

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$—	$—	$—	$—
2014 Convertible Promissory Notes	—	147,142	3,396,190	(331,984)
Warrant derivatives	61,051	64,748	2,335	80,971

	61,051	211,890	3,398,525	(251,013)
Redemptions of Senior Convertible Notes	—	—	—	—

Total derivative income (expense)	$61,051	$211,890	$3,398,525	$(251,013

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

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the six months ended June 30, 2016 and 2015.

	For the six months ended June 30,
	2016	2015
Balances at January 1	$3,396,191	$2,115,318
Issuances	—	—
Modification	(1,456,826)	—
Changes in fair value inputs and assumptions reflected in income	(1,939,365)	331,984

Balances at June 30	$—	$2,447,302

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

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of June 30, 2016 or December 31, 2015.

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 130,208 shares of common stock as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Linked common shares	130,208	130,208
Quoted market price on valuation date	$2.02	$3.24
Contractual exercise price	$43.20	$43.20
Term (years)	1.10	1.35
Range of market volatilities	66.2% - 188.1%	92.9% - 113.2%
Risk free rates using zero coupon US Treasury
Security rates	0.20% - 0.36%	0.16% - 0.65%

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the six months ended June 30, 2016 and 2015.

	Six months ended June 30,
	2016	2015
Balances at January 1	$6,225	$111,127
Changes in fair value inputs and assumptions reflected in income	(2,334)	(80,971)

Balances at June 30	$3,891	$30,156

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE L – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred income consisted of the following at:

	June 30, 2016	December 31, 2015
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250
Oceanica call option (MINOSA)	—	383,148

Total deferred income and participating revenue rights	$4,643,750	$5,026,898

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

Oceanica Call Option

On March 11, 2015, we agreed to issue and sell up to $14.75 million in Promissory Notes (See NOTE H) to Minera del Norte, S.A. de C.V. (“MINOSA”) In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). The guidance applied in this case is ASC 360.20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses. The option deposit account in this case is deferred income. This Oceanica Call Option expired on March 11, 2016 and has been charged to other income.

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

We have numerous marine projects in various stages of development around the world for ourselves and for external clients. In order to protect the targets of our planned survey, search or recovery operations, we may defer disclosing specific information relating to our projects until we have located a shipwreck, mineral deposits or other potentially valuable sources of interest and determined a course of action to protect our property rights and those of our clients. With respect to mineral deposits, SEC Industry Guide 7 outlines the Commission’s basic mining disclosure policy and what information may be disclosed in public filings. With respect to shipwrecks, the identity of the ship may be indeterminable and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable. If work is conducted on behalf of a client, release of information may be limited by the client. Although we have a variety of projects in various stages of development, only projects with current activity are included below.

We own specialized marine services survey and recovery equipment that we mobilize for customers on leased vessels. This proprietary equipment is operated by our technical team when conducting operations worldwide. This allowed us to launch the CLIO Offshore services program, increasing the utilization and leverage of the technical team and assets between our projects. CLIO Offshore is focused on third-party survey, remotely operated vehicle (ROV) and recovery projects down to 6,000 meters depth. This program also offers services for deep-ocean resource explorations, ship and airplane wreck explorations, archaeological recovery and conservation and insurance documentation.

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“OME”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material (known as the “Don Diego” deposit). Phosphate is a key ingredient of fertilizers. In March 2014, we announced the receipt of the first NI 43-101 compliant technical report and preliminary assessment on the deposit. This report is periodically updated. The Don Diego deposit is currently our main mineral project and is important to our future. Based on test results, we believe the Don Diego deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a dredging operation) and that the product will be attractive to Mexico and other world producers of fertilizers.

ExO has conducted extensive scientific testing of the mineralized phosphate material and of the environmental impact of recovering the mineralized material from the seafloor. Oceanica has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis on the extraction and processing program, and with JPMorgan and the AHMSA group of companies on the strategic growth alternatives and plans.

ExO applied for and was granted additional mining concession areas by the Mexican government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area. ExO also relinquished certain parts of the granted concession areas where the mineral concentration levels were less attractive for mining purposes.

In order to move to the next phase of development of this phosphate deposit, which would involve the dredging and recovery of phosphate sands from the Don Diego deposit, ExO needs to receive approval of an environmental permit, known internationally as an Environmental Impact Assessment (“EIA”) and in Mexico as a Manifestación de Impacto Ambiental (“MIA”). This EIA needs to be approved by the Mexican Secretary of Environment and Natural Resources (SEMARNAT). ExO submitted an EIA application in June 2015. On April 8, 2016, SEMARNAT denied the application for this environmental license as presented. On April 29, 2016, ExO filed documents with the Mexican government requesting a review of this recent decision. Along with our Mexican partner (AHMSA), we continue to evaluate alternatives to gain approval of this EIA.

In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or purchase some Oceanica shares from us at a pre-defined price (See NOTE H). This loan was amended on December 10, 2015, extending the maturity date of the loan to December 31, 2017 and allowing Monaco to retain the call option on 3,174,603 shares of Oceanica held by Odyssey until December 31, 2017. On April 15, 2016, we executed a new loan with Monaco and amended the existing loan with Monaco allowing Monaco the right to purchase the same total number of shares of Oceanica held by Odyssey, but at a lower price per share. Monaco also received a second priority interest in and the right to purchase up to $9.3 million of the Convertible Promissory Note between ExO and another Odyssey subsidiary (see NOTE H). The maturity date on the existing and new loans from Monaco was set at April 1, 2018.

Odyssey currently owns 54% of ExO. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and currently has a maturity date of March 18, 2017 (see NOTE H). In March 2016, Odyssey entered into a loan agreement with Epsilon Acquisitions, LLC, a company affiliated with MINOSA. Odyssey pledged all of its shares in Oceanica as collateral for the $3.0 million loan from Epsilon and also granted Epsilon a security interest in certain intercompany balances of Odyssey (see NOTE H).

Shipwreck Exploration Projects

Other Projects

During the first and second quarters of 2016, we performed contracted services for a third party related to seafloor survey work in the Mediterranean using our vessel, equipment, and crew. In the second quarter of 2016, we were contracted by a third party to perform offshore services for approximately $2.4 million. These services will be delivered during the third quarter of 2016.

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

Three-months ended June 30, 2016, compared to three-months ended June 30, 2015

Increase/(Decrease)			2016 vs. 2015
(Dollars in millions)	2016	2015	$	%
Total revenues	$1.2	$0.4	$0.8	179%

Cost of sales	$0.0	$0.2	$(0.2)	100%
Marketing, general and administrative	1.9	3.4	(1.4)	42%
Operations and research	1.3	2.8	(1.6)	55%

Increase/(Decrease)			2016 vs. 2015
(Dollars in millions)	2016	2015	$	%
Total operating expenses	$3.2	$6.4	$(3.2)	50%

Other income (expense)	$(0.5)	$(0.8)	$(0.3)	32%

Income tax benefit (provision)	$—	$—	$—	0%

Non-controlling interest	$0.7	$0.6	$0.0	7%

Net income (loss)	$(1.9)	$(6.1)	$4.3	73%

The explanations that follow are for the three-months ended June 30, 2016, compared to the three-months ended June 30, 2015.

Revenue

Revenue is primarily now generated through the sale of our marine services either through expedition charters or for the services from our crew and equipment.

Total revenue in the current quarter was $1.2 million, a $0.8 million increase over the revenue in the same period a year ago and was derived from the performance of expedition marine survey services. The majority of revenue in the same quarter last year was generated from the sales of inventory items such as coins as well as from providing equipment and personnel to a third party offshore operator under a services agreement that generated $0.2 million of expedition revenue.

Operating Expenses

We did not have any cost of sales in this current quarter of 2016 due to not having any remaining inventory. The prior year cost of sales consisted primarily of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with cargo and merchandise sales. Cost of sales was recorded for the sale of each Republic coin, artifact or the sale of merchandise and other items that were owned by us. All of our inventory items held for re-sale were sold in the course of 2015 and we thus have no similar inventory items or costs of sales in 2016.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $1.4 million from $3.4 million in 2015 to $1.9 million in 2016 as a result of (i) a reduction of $0.3 million of personnel and related expenses, (ii) $0.4 million decrease in sharebased compensation due to not granting employee stock options in 2016, (iii) $0.5 million reduction from legal fees that were associated with the Stock Purchase Agreement signed with MINOSA in 2015 as well as the HMS Victory and (iv) $0.2 million of general corporate overhead reductions.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses decreased by $1.6 million from 2015 to 2016 as a result of (i) a reduction of $0.1 million of personnel and related expenses in our conservation and research departments, (ii) $0.5 million less in mineral operations support, (iii) $0.9 million in 2016 reduced marine expenses due to the Odyssey Explorer having down time in preparation for sale as compared to the prior year when the vessel carried a full crew and (iv) $0.1 million gain from the sale of the Odyssey Explorer.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Total other expense decreased from $0.8 million in 2015 to $0.5 million in 2016 primarily as a result of decreased interest expense of $0.4 million. This interest expense decrease is the result having our interest-bearing and our discount note balances retired from our balance during the fourth quarter of 2015 (See NOTE H). Discounted debt accretion was $0.1 million in the current quarter compared to $0.5 million in the same quarter last year. Other income in the current quarter includes income of $0.1 million due to the market volatility tied to our warrant derivative. In 2015, Other income included $0.2 million in income from the change in the fair value of derivative financial instruments primarily caused by volatility, stock price and other assumptions.

Taxes and Non-Controlling Interest

We did not accrue any taxes in the second quarter of either 2016 or 2015.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the second quarter of 2016 was $0.7 million as compared to $0.6 million in the second quarter of 2015. This increase is mainly linked to increased administrative expenditures and a higher net loss of Oceanica in 2016 while it continues to support securing its environmental permit application in Mexico.

Six-months ended June 30, 2016, compared to six-months ended June 30, 2015

Increase/(Decrease)			2016 vs. 2015
(Dollars in millions)	2016	2015	$	%
Total revenues	$1.8	$0.6	$1.3	226%

Cost of sales	$0.0	$0.4	$(0.4)	100%
Marketing, general and administrative	4.3	6.4	(2.1)	32%
Operations and research	3.5	6.3	(2.8)	44%
Common stock issued for subsidiary stock option settlement	0.0	2.5	(2.5)	100%

Total operating expenses	$7.8	$15.5	7.8	50%

Other income (expense)	$2.8	$(1.9)	$(4.8)	246%

Income tax benefit (provision)	$—	$—	$0.0	0%

Non-controlling interest	$1.4	$1.1	$0.3	30%

Net income (loss)	$(1.8)	$(15.8)	$14.1	89%

The explanations that follow are for the six-months ended June 30, 2016, compared to the six-months ended June 30, 2015.

Revenue

Total revenues increased by $1.3 million in the first six months of 2016 as compared to the same period in 2015 mainly as a result of a marine survey services contract in 2016. The majority of revenue in 2015 resulted from the sale of inventory items, such as recovered cargo, and marine services.

Operating Expenses

Cost of sales in previous years included the sale of Republic coins or the sale of merchandise and other items owned by us. In previous years we acquired non-refined Gairsoppa silver bars from the UK government. The sale of these silver bars and other Gairsoppa merchandise were sold in 2015 generating cost of sales. Cost of sales in 2015 includes a write-down of the carrying value of our inventory of Gairsoppa silver bars as a result of a decline in world silver prices.

Marketing, general and administrative expenses decreased from $6.4 million in 2015 to $4.3 million in 2016. This variance of $2.1 million is primarily due to (i) $0.5 million in personnel related reductions in staff and associated expenses, (ii) $0.6 million in reduced corporate professional and legal fees due to 2015 being greater due to transaction costs linked to the Stock Purchase Agreement with MINOSA, (iii) $0.7 million in reduced sharebased compensation due to management’s decision to not issue employee stock options in 2016 and (iv) a $0.3 million reduction in general corporate overhead expenses.

For the first six months of 2016, Operations and research expenses were $3.5 million compared to $6.3 million for the same period in 2015. The variance of $2.8 million is primarily due to (i) conservation and research personnel staff and related reduction of $0.2 million, (ii) $0.8 million reduction in mineral operations which is comprised a payment of $.02 million on an incremental sea bed mineral permit in 2015 and a $0.6 million reduction in mineral outside professional expertize that was required in 2015 when the MIA application was in process, and (iii) $1.8 million in reduced marine services costs which is comprised of a $1.0 million 2015 dry dock repair for our vessel, Odyssey Explorer, $0.7 due to the Odyssey Explorer having down time in preparation for sale as compared to the prior year when the vessel carried a full crew and a $0.1million gain from the sale of the Odyssey Explorer.

Common stock issued for subsidiary stock option settlement was $2.5 million in the first six months of 2015 compared to nil in the same period in 2016. This represented the cost of exchanging 4.0 million newly issued shares of our common stock for cancelling MAKO Resources’ call option on 6.0 million shares of Oceanica held by us. This transaction ensured that we maintained majority control over Oceanica.

Other Income and Expense

Other income and expense decreased from an expense of $1.9 million in 2015 to $2.8 million of income in 2016, an improvement of $4.8 million which primarily resulted from $3.6 million of fair value derivative accounting mainly related to the Monaco loans. In 2016, we entered into a new loan with Monaco Financial, LLC (“Monaco”) whereby there was removal of the protection on the conversion price as well as a reduction in the conversion price at which the loans can be converted by Monaco into up to 3,174,603 shares of Oceanica held by us (see NOTE H). Components of the $3.6 million are mainly comprised of change in stock price, volatility million and the reversal of the derivative due to the cessation of the conversion price protection that no longer exists related to our Monaco notes (See NOTE H). Interest expense also decreased by $0.8 million due to the reduction of note payable discount accretion related to the settlement of the Monaco notes. The remaining $0.4 million is from the recognition of the deferred liability associated with the MINOSA call option described in NOTE L. The MINOSA call option expired in March 2016.

Taxes and Non-Controlling Interest

We did not accrue any taxes in the second quarter of either 2016 or 2015.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first six months of 2016 was $1.4 million as compared to $1.1 million during the first half of 2015. This increase is mainly linked to increased administrative expenditures and a higher net loss of Oceanica in 2016 while it continues to support securing its environmental permit application in Mexico.

Liquidity and Capital Resources

	Six-Months Ended
(In thousands)	June 2016	June 2015
Summary of Cash Flows:
Net cash used by operating activities	$(5,298)	$(12,178)
Net cash (used) provided by investing activities	141	805
Net cash provided by financing activities	4,748	13,855

Net (decrease) increase in cash and cash equivalents	$(409)	$2,481
Beginning cash and cash equivalents	2,241	3,144

Ending cash and cash equivalents	$1,832	$5,624

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2016 was $5.3 million, or an improvement of $6.9 million compared to the same period in 2015. This net cash used by operating activities reflects a net loss before non-controlling interest of $3.2 million offset in part by non-cash items of $(2.5) million which primarily include depreciation and amortization of $0.6 million, share-based compensation $0.7 million, call option deferred liability recognition of $(0.4) and the change in the fair value of derivative liabilities $(3.4) million, see NOTE K. Other operating activity changes resulted in an increase in working capital of $0.3 million. This primarily included an decrease in accounts payable in 2016 of $(0.3) million and an increase in accrued expenses of $1.5 million, partially offset by a decrease in accounts receivable and inventory of ($0.9) million.

Cash flows used for investing activities for the first six months of 2016 were $0.1 million mainly related to the sale of our vessel, Odyssey Explorer. Investing activities in the first half of 2015 generated net cash inflows of $0.8 million as a result of the sale of our Nassau Street building in Tampa.

Cash flows provided by financing activities for the first six months of 2016 were $4.7 million. During this period, we borrowed $3.0 million from Epsilon and $1.8 million from Monaco (see NOTE H). This cash inflow was partially offset by repayment of debt obligations $0.1 million. Cash flows provided by financing activities for the first six months of 2015 were $13.9 million. In 2015, we received loan proceeds of $14.8 million on the loan from MINOSA (see NOTE H) offset by payments made on loans of $1.2 million, primarily as a result of repaying the mortgage loan of $0.6 million associated with the sale of the Nassau Street building and the payment of $0.5 million on another bank loan.

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2016, we had cash and cash equivalents of $1.8 million, a decrease of $0.4 million from the December 31, 2015 balance of $2.2 million. This decrease was mainly the net result of cashflows associated with the operating loss that were partially offset by the new loans of $3.0 million from Epsilon and $1.8 million from Monaco (see NOTE H).

Financial debt of the company, excluding the derivative component of such debt, increased by $3.8 million in the first six months of 2016, from a balance of $18.2 million at December 31, 2015 to a balance of $22.0 million at June 30, 2016. This increase is primarily related to the new $3.0 million loan from the agreement with Epsilon (see NOTE H)

Financings

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

The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. The Oceanica Call option expired on March 11, 2016 without being executed or extended. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) March 30, 2016; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016 the agreements with MINOSA and Penelope were further amended and extended the maturity date of the loan to March 18, 2017(see NOTE H).

On March 18, 2016, Odyssey entered into a $3.0 million Note Purchase Agreement with Epsilon Acquisitions LLC (see NOTE H). Epsilon is an investment vehicle of Mr. Alonso Ancira who is Chairman of the Board of AHMSA, an entity that controls MINOSA.

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

Other loans

Promissory Note

On March 18, 2016 we entered into a Note Purchase Agreement (“Purchase Agreement”) with Epsilon Acquisitions, LLC (“Epsilon”). Pursuant to the Purchase Agreement, Epsilon will loan us $3.0 million in two installments of $1.5 million due on March 31, 2016 and April 30, 2016. The indebtedness bears interest at a rate of 10% per annum and matures on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount is included in the loan balance. The outstanding principal June 30, 2016 is $3.1 million. In Pledge agreements related to the Purchase Agreement, we granted security interests to Epsilon in (a) the 54 million cuotas (at unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. At any time after Epsilon has advanced the full $3.0 million to us, Epsilon has the right to convert the indebtedness into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. This conversion price at the inception of this note led to a beneficial conversion feature of $96,000 which was bifurcated from the Purchase Agreement balance and applied as an increase to additional paid in capital. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC, (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“Minosa”) by the amount of indebtedness converted.

Pursuant to the Note Purchase Agreement (a) we agreed to waive our rights to terminate the Stock Purchase Agreement in accordance with the terms thereof until December 31, 2016, and (b) MINOSA agreed to extend, until December 31, 2016, the maturity date of the $14.75 million loan extended by MINOSA to OME pursuant to the Stock Purchase Agreement. The indebtedness may be accelerated upon the occurrence of specified events of default including (a) OME’s failure to pay any amount payable on the date due; (b) OME or we fail to perform or observe any term, covenant, or agreement in the Note or the related documents, subject to a five-day cure period; (c) an event of default or material breach by OME, us or any of our affiliates under any of the other loan documents shall have occurred and all grace periods, if any, applicable thereto shall have expired; (d) the Stock Purchase Agreement shall have been terminated; (e) specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions are commenced by or against OME or any of its subsidiaries, in specified circumstances unless dismissed or stayed within 60 days; (f) the entry of judgment or award against OME or any of its subsidiaries in excess or $100,000; and (g) a change in control (as defined in the Purchase Agreement) occurs.

In connection with the execution and delivery of the Note Purchase Agreement, we and Epsilon entered into a registration rights agreement pursuant to which we agreed to register new shares of our common stock with a formal registration statement with the Securities and Exchange Commission upon the conversion of the indebtedness.

Promissory Note

On April 15, 2016, Odyssey Marine Exploration, Inc. (“Odyssey”) and its wholly owned subsidiaries Oceanica Marine Operations, S.R.L. (“OMO”), Odyssey Marine Services, Inc. (“OMS”), and Odyssey Marine Enterprises, Ltd. (“OME”) executed a Loan and Security Agreement (the “Loan Agreement”) with Monaco Financial LLC (“Monaco”) pursuant to which Odyssey borrowed $1.825 million from Monaco. Monaco advanced the entire amount to us in March 2016 upon execution of a Letter of

Intent. The indebtedness is evidenced by a Convertible Promissory Note (the “Note”) that provides for interest at the rate of 10.0% per annum on the outstanding amount of principal, with the entire unpaid principal sum outstanding, together with any unpaid interest thereon, being due and payable on April 15, 2018. Odyssey has the right to prepay the indebtedness, in whole or in part, upon 30 days’ notice to Monaco.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2016 or the following twelve months is dependent upon our success in chartering our marine equipment and services to third parties, monetizing our interests in mineral exploration entities, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. Our 2016 business plan requires us to generate new cash inflows during 2016 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the chartering of our equipment and services, the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed to meet our desired projected business plan requirements, which may require us to follow a contingency business plan that is based on curtailed expenses and requires less cash inflows. We may not be able to maintain compliance with NASDAQ’s continued listing requirements, which could lead to a de-listing from NASDAQ and move to a different quotation service. This may have a negative impact on our ability to raise funds. On April 11, 2016 our market capitalization value fell below $35.0 million, the required minimum for continued listing of our stock on NASDAQ. Maintaining a market capitalization of at least $35.0 million for a minimum of ten consecutive business days before November 21, 2016 will permit us to remain listed. Management is working on multiple initiatives that could have the effect of curing this deficiency, however, we cannot provide any assurance the deficiency will be resolved. Initiatives include generating new business results with high positive impact and ongoing efforts to support the environmental application approval process for the Don Diego project, with the goal of approval in the second half of 2016. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. This equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders, which occurred on June 9, 2015. MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2015—Financings.) Our consolidated non-restricted cash balance at June 30, 2016 was $1.8 million, which is insufficient to support operations through the end of 2016. We have a working capital deficit at June 30, 2016 of $20.7 million. We sold a substantial part of our assets to Monaco and its affiliates on December 10, 2015 and we have pledged the majority of our remaining assets to MINOSA and its affiliates, and to Monaco, leaving us with few opportunities to raise additional funds based on our balance sheet. The total consolidated book value of our assets was $6.8 million at June 30, 2016 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit in Mexico’s exclusive economic zone in the Pacific Ocean. The environmental permit application filed in June 2015 was denied on April 8, 2016. We continue to pursue approval of the environmental permit for the dredging and extraction of the phosphate sands off the western coast of Mexico, but the April 2016 decision has delayed our expected cash inflows from this project. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

As of June 30, 2016, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. At June 30, 2016, we do not have any debt obligations with variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting to date in 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, a minimum bid requirement and a minimum market capitalization requirement. If we are not compliant with these continued listing requirements, we could be de-listed from the NASDAQ Capital Market. See Going Concern Consideration in ITEM 1A. Risk Factors.

Our ability to continue as a going concern is largely dependent upon our ability to raise capital, including consummating the transactions contemplated by the Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA. MINOSA’s and Penelope’s obligation to consummate the transactions is conditioned upon, among other things, their satisfaction with the viability, including our receipt of the necessary permits, of our project to develop a mineralized phosphate deposit in Mexico’s exclusive economic zone in the Pacific ocean. Our environmental permit application filed in June 2015 was denied on April 8, 2016, but we are still seeking approval of our application. We cannot assure our ability to continue as a going concern unless we are able to raise additional capital.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 5.	Other information

On July 26, 2016, the Company executed a severance agreement (the “Severance Agreement”) with Philip S. Devine, the Company’s former Chief Financial Officer. As previously disclosed, Mr. Devine’s employment with the Company was terminated as of June 8, 2016 (the “Termination Date”).

Pursuant to the Severance Agreement (a) all of Mr. Devine’s outstanding stock options and shares of restricted stock that had not vested or had not been exercised as of the date of the Severance Agreement will be vested, and the Company will grant Mr. Devine an extension of time to exercise all his outstanding stock options at any time on or before their scheduled expiration dates; (b) Mr. Devine waived the $260,000 long-term equity incentive award that he was entitled to receive in 2016; (c) the parties agreed that Mr. Devine has earned forty-four percent of his non-equity annual incentive award for the year ending December 31, 2016, as determined by the compensation committee (the “Compensation Committee”) of the Company’s board of directors, and such amount will be paid no later than the earlier of (i) the date that any other of the Company’s officers is paid his or her 2016 annual incentive award or (ii) February 28, 2017, and may be paid in cash or in a combination of cash and shares of the Company’s common stock, as determined in the Company’s sole discretion; (d) the Company will reimburse Mr. Devine for payment of his COBRA family plan payments for as long as he remains eligible for COBRA or until he enrolls in a new health insurance plan, whichever is sooner; (e) the Company will pay Mr. Devine, in accordance with the Company’s normal payroll procedures, nine months of continuation pay in an amount equal to two-thirds of his salary at the date his employment with the Company terminated (the “Termination Date”); (f) the parties agreed that Mr. Devine earned his non-equity annual incentive award for the year ended December 31, 2015, and such amount will be paid in three monthly installments beginning in July 2016; (g) to the extent not previously paid, the Company will pay Mr. Devine, in a lump sum, his base salary through the Termination Date, including any amounts previously deferred; and (h) the Company will reimburse Mr. Devine for all professional expenses he incurred prior to the Termination Date.

The Severance Agreement contains customary confidentiality provisions, provides that Mr. Devine will not directly or indirectly compete with the Company in any underwater exploration business for a period of two years following the Termination Date, and prohibits Mr. Devine from recruiting the Company’s employees and consultants for employment or for contract with any business in which Mr. Devine has an interest. Pursuant to the Severance Agreement, Mr. Devine also provided the Company a customary release from and covenant not to sue the Company for specified claims, and the Company agreed to continue to indemnify Mr. Devine to the same extent that the Company was obligated to indemnify his in connection with his employment as an officer of the Company prior to the Termination Date and to maintain, for a period of 12 months after the Termination Date, directors’ and officers’ liability insurance covering Mr. Devine for acts during his employment with the Company.

ITEM 6.	Exhibits

10.1	Severance Agreement between the Company and Philip S. Devine (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 1, 2016	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Interim Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)