Form 10-Q
period 2016-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2016-11-09
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 20, 2016 was 7,599,894.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$529,487	$2,241,317
Restricted cash	10,000	—
Accounts receivable and other, net	1,280,017	801,575
Other current assets	416,090	502,698

Total current assets	2,235,594	3,545,590

PROPERTY AND EQUIPMENT
Equipment and office fixtures	17,679,480	22,460,256
Accumulated depreciation	(15,660,923)	(19,633,420)

Total property and equipment	2,018,557	2,826,836

NON-CURRENT ASSETS
Other non-current assets	532,500	540,590

Total non-current assets	532,500	540,590

Total assets	$4,786,651	$6,913,016

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,099,051	$1,567,620
Accrued expenses and other	4,727,138	4,265,456
Deferred income	—	383,148
Derivative liabilities	142	3,402,416
Loans payable	17,755,196	15,058,845

Total current liabilities	24,581,527	24,677,485

LONG-TERM LIABILITIES
Loans payable	4,281,264	3,140,787
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	8,925,014	7,784,537

Total liabilities	33,506,541	32,462,022

Commitments and contingencies (NOTE G)	—	—

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 0 and 20,200 shares authorized, respectively, and 0 issued and outstanding for each period end	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 7,599,894 issued and outstanding at September 30, 2016 and 7,541,111 issued and outstanding at December 31, 2015	760	754
Additional paid-in capital	207,216,887	204,438,148
Accumulated deficit	(224,540,853)	(220,634,415)

Total stockholders’ equity/(deficit) before non-controlling interest	(17,323,206)	(16,195,513)
Non-controlling interest	(11,396,684)	(9,353,493)

Total stockholders’ equity/(deficit)	(28,719,890)	(25,549,006)

Total liabilities and stockholders’ equity/(deficit)	$4,786,651	$6,913,016

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUE
Recovered cargo sales and other	$2,389	$1,368,795	$7,057	$1,689,968
Exhibit	—	12,500	—	45,852
Expedition	2,880,851	77,358	4,675,978	281,667

Total revenue	2,883,240	1,458,653	4,683,035	2,017,487

OPERATING EXPENSES
Cost of sales – recovered cargo and other	—	873,517	—	1,250,982
Marketing, general and administrative	2,193,734	2,630,094	6,511,574	9,000,307
Operations and research	2,886,857	2,306,053	6,380,651	8,557,109
Common stock issued for subsidiary stock option settlement	—	—	—	2,520,000

Total operating expenses	5,080,591	5,809,664	12,892,225	21,328,398

INCOME (LOSS) FROM OPERATIONS	(2,197,351)	(4,351,011)	(8,209,190)	(19,310,911)

OTHER INCOME (EXPENSE)
Interest income	—	27	—	122
Interest expense	(598,931)	(1,206,662)	(1,529,278)	(2,888,386)
Change in derivative liabilities fair value	3,748	(4,732)	3,402,273	(255,745)
Other	(5,063)	(11,944)	386,567	(22,819)

Total other income (expense)	(600,246)	(1,223,311)	2,259,562	(3,166,828)

(LOSS) BEFORE INCOME TAXES	(2,797,597)	(5,574,322)	(5,949,628)	(22,477,739)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(2,797,597)	(5,574,322)	(5,949,628)	(22,477,739)
Non-controlling interest	665,294	994,067	2,043,191	2,056,794

NET (LOSS)	$(2,132,303)	$(4,580,255)	$(3,906,437)	$(20,420,945)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.28)	$(0.60)	$(0.52)	$(2.76)

Weighted average number of common shares outstanding
Basic	7,558,835	7,481,798	7,548,136	7,387,952

Diluted	7,558,835	7,481,798	7,548,136	7,387,952

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(5,949,628)	$(22,477,739)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	835,428	1,093,747
Director fees settled with equity instruments	39,399	—
Loss on sale of building and land	—	29,404
Gain on sale of equipment	(992,595)	—
Financed lender fees	50,000	—
Change in derivatives liabilities fair value	(3,402,273)	255,745
Note payable interest accretion	163,709	1,277,026
Inventory markdown	—	151,922
Common stock issued for subsidiary stock option settlement	—	2,520,000
Share-based compensation	1,436,753	2,135,071
Deferred revenue	(383,148)	—
(Increase) decrease in:
Accounts receivable	(478,442)	(411,197)
Inventory	—	972,352
Other assets	(11,007)	272,467
Increase (decrease) in:
Accounts payable	371,840	(2,645,548)
Accrued expenses and other	1,795,073	1,446,660

NET CASH (USED) BY OPERATING ACTIVITIES	(6,524,891)	(15,380,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	200,000	850,000
Purchase of property and equipment	(125,150)	(42,828)
Acquisition of subsidiary	—	(2,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	74,850	805,172

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	4,825,000	14,750,001
Restricted cash held as collateral	(10,000)	308,612
Repayment of mortgage and loans payable	(76,789)	(1,786,844)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,738,211	13,271,769

NET (DECREASE) INCREASE IN CASH	(1,711,830)	(1,303,149)

CASH AT BEGINNING OF PERIOD	2,241,317	3,143,550

CASH AT END OF PERIOD	$529,487	$1,840,401

SUPPLEMENTARY INFORMATION:
Interest paid	$798,263	$1,098,719
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued director fees paid with equity instruments	$177,500	$—
Accounts payables settled as non-cash consideration for the sale of equipment	$890,598	$—
Asset received as non-cash consideration for the sale of other property & equipment	$350,000	$—

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2016 and the results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

See NOTE I regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock split for all periods presented.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity, and have prepared them in accordance with our customary accounting practices.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Odyssey Marine Services, Inc., OVH, Inc., Odyssey Retriever, Inc., Odyssey Marine Entertainment, Inc., Odyssey Marine Enterprises, Ltd., Marine Exploration Holdings, LLC, Odyssey Marine Management, Ltd., Oceanica Marine Operations, S.R.L., Aldama Mining Company, S. De R.L. De C.V., Telemachus Minerals, S. De R.L. De C.V. and majority interests in Oceanica Resources, S.R.L. and Exploraciones Oceanicas, S. De R.L. De C.V. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling interest are presented within equity and net income and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing inter-company balances, which are eliminated upon consolidation, include features allowing the liability to be converted into equity, which if exercised, could increase the direct or indirect interest of the Company in the non-wholly owned subsidiaries.

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

Revenue Recognition and Accounts Receivable

In accordance with Topic A.1. in SAB 13: Revenue Recognition, marine services expedition charter revenue is recognized ratably when realized and earned as time passes throughout the contract period as defined by the terms of the agreement. Expenses related to the marine services expedition charter revenue (also referred to as “marine services” revenue) are recorded as incurred and presented under the caption “Operations and research” on our Consolidated Statements of Operations.

Bad debts are recorded as identified and, from time to time, a specific reserve allowance will be established when required. A return allowance is established for sales that have a right of return. Accounts receivable is stated net of any recorded allowances.

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We have $10,000 of restricted cash for collateral related to a corporate credit card program.

Inventory

Prior to December 10, 2015, Odyssey held two main types of inventory: (i) artifacts and coins held for sale and exhibits, and (ii) merchandise inventory held for sale. On December 10, 2015, we sold all of the existing inventory items to Monaco Financial, LLC and its affiliates. See NOTE S to the consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Decisions on asset impairments are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. During May 2016, we sold our vessel, Odyssey Explorer, for $200,000 in cash and a smaller vessel as in-kind. The vessel received as in-kind consideration has been valued at $350,000 based on management’s best estimate of the evaluation at this time considering its physical condition and the prevailing market. We expect to receive an appraisal from our insurance broker in the near future. If further relevant information should arise in the future, the estimate will be revised if needed. During the third quarter of 2016, we sold a marine operations asset for a non-cash gain of $866,604. This gain is included in Operations and research in our Consolidated Statement of Operations.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is calculated using the straight-line method at rates based on the assets’ estimated useful lives, which are normally between three and thirty years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Major overhaul items (such as engines or generators) that enhance or extend the useful life of vessel related assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever is shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualify to be capitalized and depreciated over the period of time until the next scheduled planned major maintenance for that item. All other repairs and maintenance are accounted for under the direct-expensing method and are expensed when incurred.

Earnings Per Share

See NOTE I regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company has income, the Company would calculate basic earnings per share using the two-class method, if required, pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of certain senior convertible notes in the past because these notes qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for a period are allocated on a pro rata basis to the common stockholders and to the holders of convertible notes based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion. The Company does not use the two-class method in periods when it generates a loss because the holder of the convertible notes does not participate in losses. Currently, we do not have any convertible notes that qualify as a participating security.

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

At September 30, 2016 and 2015, the weighted average common shares outstanding year-to-date were 7,548,136 and 7,387,952, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Average market price during the period	$3.24	$4.44	$3.31	$6.96

In the money potential common shares from options excluded	4,474	—	4,631	—

In the money potential common shares from warrants excluded	—	—	—	—

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Out of the money options and warrants excluded:
Stock options with an exercise price of $3.59 per share	7,521	—	7,521	—
Stock options with an exercise price of $12.48 per share	137,666	137,666	137,666	137,666
Stock options with an exercise price of $12.84 per share	4,167	4,167	4,167	4,167
Stock options with an exercise price of $20.88 per share	—	—	—	—
Stock options with an exercise price of $26.40 per share	75,794	79,370	75,794	79,370
Stock options with an exercise price of $32.76 per share	53,707	53,706	53,707	53,706
Stock options with an exercise price of $32.88 per share	—	50,783	—	50,783
Stock options with an exercise price of $34.68 per share	74,265	78,707	74,265	78,707
Stock options with an exercise price of $39.00 per share	8,333	8,333	8,333	8,333
Stock options with an exercise price of $40.80 per share	—	—	—	—
Stock options with an exercise price of $41.16 per share	833	3,333	833	3,333
Stock options with an exercise price of $42.00 per share	8,333	8,333	8,333	8,333
Stock options with an exercise price of $46.80 per share	1,667	1,667	1,667	1,667
Warrants with an exercise price of $43.20 per share	130,208	130,208	130,208	130,208

Total anti-dilutive warrants and options excluded from EPS	502,494	556,273	502,494	556,273

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Potential common shares from unvested restricted stock awards excluded from EPS	104,546	127,220	104,546	127,220

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss)	$(2,132,303)	$(4,580,255)	$(3,906,437)	$(20,420,945)

Numerator, basic and diluted net income (loss) available to stockholders	$(2,132,303)	$(4,580,255)	$(3,906,437)	$(20,420,945)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	7,558,835	7,481,798	7,548,136	7,387,952

Common shares outstanding for basic	7,558,835	7,481,798	7,548,136	7,387,952

Shares used in computation – diluted:
Common shares outstanding for basic	7,558,835	7,481,798	7,548,136	7,387,952

Shares used in computing diluted net income per share	7,558,835	7,481,798	7,548,136	7,387,952

Net (loss) per share – basic	$(0.28)	$(0.60)	$(0.52)	$(2.76)
Net (loss) per share – diluted	$(0.28)	$(0.60)	$(0.52)	$(2.76)

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

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the Securities and Exchange Commission (See NOTE M).

NOTE C – ACCOUNTS RECEIVABLE

Our accounts receivable consist of the following:

	September 30, 2016	December 31, 2015
Trade	$2,604,893	$2,371,304
Related party	943,621	629,400
Other	47,300	116,668
Reserve allowance	(2,315,797)	(2,315,797)

Total accounts receivable, net	$1,280,017	$801,575

The trade receivable balance at September 30, 2016 and December 31, 2015 consists primarily of a trade receivable from Neptune Minerals, Inc., for which a reserve allowance for the full amount of $2,315,797 has been made for both reported period ends. In December 2015, as part of the acquisition agreement with Monaco Financial, LLC (“Monaco”), a related party, we sold 50% of the Neptune Minerals, Inc. receivable to Monaco. The remaining receivable balance from Neptune Minerals, Inc. on our balance sheet is owned by us. Monaco and related affiliates owes us $943,621 and $629,400 for the periods ended September 30, 2016 and December 31, 2015, respectively, for services rendered on their behalf and other items that were not part of the December 10, 2015 acquisition agreement. See NOTE S to the consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information.

NOTE D – RELATED PARTY TRANSACTIONS

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”). See NOTE S to the consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. We had accounts receivable with Monaco and related affiliates at September 30, 2016 and December 31, 2015 of $943,621 and $629,400, respectively. We had general operating payables with Monaco at September 30, 2016 and December 31, 2015 of $210,272 and $47,858, respectively. See NOTE H for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco

Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. During the third quarter of 2016, we performed and completed marine shipwreck search and recovery charter services for this related party, and recognized revenue of $2.9 million. We also lease our corporate office space on an annually renewable basis from Monaco at $20,080 per month.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc. (“NMI”)

Our current investment position in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At September 30, 2016, our estimated share of unrecognized NMI equity-method losses is approximately $20.7 million. We have not recognized the accumulated $20.7 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $20.7 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2014. Since then, financial statements of NMI have not been made available to us. We do reasonably believe NMI’s losses since then are minimal. We do not have any financial obligations to NMI, and we are not committed to provide financial support.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI, are not required to consolidate NMI. At September 30, 2016, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

NOTE F - INCOME TAXES

During the nine-month period ended September 30, 2016, we generated a federal net operating loss (“NOL”) carryforward of $2.5 million and generated $4.4 million of foreign NOL carryforwards. As of September 30, 2016, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $146 million and net operating loss carryforwards for foreign income tax purposes of approximately $24 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2035.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at September 30, 2016. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery, monetization and securing rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of September 30, 2016. There was no U.S. income tax expense for the nine months ended September 30, 2016 due to the generation of net operating losses.

The increase in the valuation allowance as of September 30, 2016 is due to the generation of approximately $3.9 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

September 30, 2016	$65,003,356
December 31, 2015	64,553,394

Change in valuation allowance	$449,962

Our estimated annual effective tax rate as of September 30, 2016 is 11.40%, while our September 30, 2016 effective tax rate is 0.0% because of the full valuation allowance.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2016 or the following twelve months is dependent upon our success in chartering our marine equipment and services to third parties, monetizing our interests in mineral exploration entities, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. Our 2016 business plan requires us to generate new cash inflows during 2016 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the chartering of our equipment and services, the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed to meet our desired projected business plan requirements, which may require us to follow a contingency business plan that is based on curtailed expenses and requires less cash inflows. We may not be able to maintain compliance with NASDAQ’s continued listing requirements, which could lead to a de-listing from NASDAQ and move to a different quotation service. This may have a negative impact on our ability to raise funds. On April 11, 2016 our market capitalization value fell below $35.0 million, the required minimum for continued listing of our stock on NASDAQ. Maintaining a market capitalization of at least $35.0 million for a minimum of ten consecutive business days before November 21, 2016 will permit us to remain listed. Management is working on multiple initiatives that could have the effect of curing this deficiency, however, we cannot provide any assurance the deficiency will be resolved. Initiatives include generating new business results with high positive impact and ongoing efforts to support the environmental application approval process for the Don Diego project, with the goal of approval in the second half of 2016. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de C.V. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. This equity financing is subject to the satisfaction of certain conditions, which included the approval of our stockholders that occurred on June 9, 2015. MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2015—Financings.) Epsilon Acquisitions LLC (“Epsilon”) agreed to loan us up to $6.0 million in 2016 of which $4.0 million has been received through October 2016 (See NOTE M). Epsilon is a company affiliated with MINOSA. Our consolidated non-restricted cash balance at September 30, 2016 was $0.5 million, which is insufficient to support operations through the end of 2016. We have a working capital deficit at September 30, 2016 of $22.3 million. We sold a substantial part of our assets to Monaco and its affiliates on December 10, 2015 and we have pledged the majority of our remaining assets to MINOSA, MINOSA’s affiliates and to Monaco, leaving us with few opportunities to raise additional funds based on our balance sheet. The total consolidated book value of our assets was $4.8 million at September 30, 2016 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the approval of our subsidiary’s application for an environmental permit to commercially develop a mineralized phosphate deposit in Mexico’s exclusive economic zone in the Pacific Ocean. The environmental permit application filed in June 2015 was denied on April 8, 2016. We continue to pursue approval of the environmental permit for the dredging and extraction of the phosphate sands off the western coast of Mexico, but the April 2016 decision has delayed our expected cash inflows from this project. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE H –LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	September 30, 2016	December 31, 2015

Note 1 – Monaco 2014	$2,800,000	$3,449,631
Note 2 – Monaco 2016	1,481,264	—
Note 3 – MINOSA	14,750,001	14,750,001
Note 4 – Epsilon	3,005,195	—

	$22,036,460	$18,199,632

Note 1 – Monaco 2014

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million, the first $5.0 million of which (the “First Tranche”) was advanced upon execution of the Loan Agreement. Subject to the satisfaction of conditions set forth in the Loan Agreement, we had the right to borrow up to an additional $5.0 million in two separate advances of $2.5 million each, which we refer to as the “Second Tranche” and the “Third Tranche.” Each of the three advances is evidenced by separate promissory notes (the “Notes”). The Second Tranche was advanced on October 1, 2014, and the Third Tranche was advanced on December 1, 2014. On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE S to the consolidated financial statements included in our Form 10-K for the period ended December 31, 2015). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. The outstanding interest-bearing balance of these Notes at September 30, 2016 was $2.8 million. The book carrying value of the Notes was $2.8 million, all of which is classified as long term. The maturity date has been amended to April 1, 2018. See “Loan Modification” below.

The indebtedness evidenced by the Notes bears interest at 8.0% percent per year until the first anniversary of the note and 11% per annum from the first anniversary through the maturity date. Principal is payable at the maturity date while interest is payable monthly. As consideration for the Notes, the Company (i) entered into a multi-year agreement in which we granted Monaco an exclusive right to market valuable trade cargo through a marketing joint venture, (ii) assigned to Monaco 100,000 shares of Oceanica Resources S. de. R.L (“Oceanica”) and (iii) granted Monaco an option whereby Monaco may purchase shares of Oceanica held by Odyssey (the “Share Purchase Option”) at a purchase price which is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1.0 million or more in the aggregate. The option may be exercised (i) by conversion of the outstanding principal, (ii) in cash for up to 50% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of Monaco, or (iii) in cash for up to 100% of the initial principal amount of the Note (exercisable until the end of the term of the note) if the Note has been repaid early at the request of the Company. For collateral, we granted the lender a security interest in the proceeds from the sale of valuable trade cargo whenever held, in excess of the proceeds previously pledged under other arrangements, a certain quantity of our Oceanica shares based on the loan balance and certain marine equipment and technology as evidenced by equity in two of our wholly owned subsidiaries. During March 2016, the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification March 2016” below.

Accounting considerations

We accounted for the three Tranches as a financing transaction, wherein the net proceeds we received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the First Tranche for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”).

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

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1.825 million. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is payable on April 1, 2018. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority in a security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all marine technology and assets in our possession or control used for offshore exploration, including deep-tow search systems, winches, multi-beam sonar, and other equipment. We unconditionally and irrevocably guaranteed all obligations of Odyssey and its subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. However, since the option is out of the money, it has no material fair value as of the inception date or at September 30, 2016. The debt agreement did not contain additional any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded, which represented the intrinsic value at the commitment date. The BCF represents a debt discount which will be amortized over the life of the loan. For the nine months ended September 30, 2016, interest expense related to the discount in the amount of $112,514 was recorded.

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

As further described in NOTE S to the consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015, the Acquisition Agreement was accounted for as a troubled debt restructuring in accordance with ASC 470-60. As a result of the troubled debt restructuring, the carrying values of the remaining Monaco loans were required to be recorded at their undiscounted future cash flow values, which amounted to $3,449,632. No interest expense was to be recorded going forward. In the first quarter of 2016, the carrying value was reduced by the interest payments that accrued to the carrying value in 2015.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement (See NOTE I), Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. As of March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt at September 30, 2016 was $14.75 million. The maturity date of this note has been amended and is now March 18, 2017.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. The Oceanica Call Option is considered a freestanding financial instrument because it is both (i) legally detachable and (ii) separately exercisable. The Oceanica Call Option did not fall under the guidance of ASC 480. Additionally, it did not meet the definition of a derivative under ASC 815 because the option has a fixed value of $40.0 million and does not contain an underlying variable which is indicative of a derivative. This instrument is considered an option contract for a sale of an asset. The guidance applied in this case is ASC 360.20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses.

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

The option amount of $383,148 represented a debt discount (see NOTE L). This discount has been fully accreted up to face value using the effective interest method. Accrued interest recorded on the note for the nine months ended September 30, 2016 amounted to $960,950.

Note 4 – Epsilon

On March 18, 2016 we entered into a Note Purchase Agreement (“Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). Pursuant to the Purchase Agreement, Epsilon loaned us $3.0 million in two installments of $1.5 million on March 31, 2016 and April 30, 2016. The indebtedness bears interest at a rate of 10% per annum and is due on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount is included in the loan balance. The outstanding principal at September 30, 2016 was $3,050,000. In pledge agreements related to the loans, we granted security interests to Epsilon in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. Epsilon has the right to convert the outstanding indebtedness into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“MINOSA”) by the amount of indebtedness converted.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $96,000 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the nine months ended September 30, 2016, interest expense related to the discount in the amount of $51,195 was recorded.

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

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. However, in order to perform this analysis, we were first required to evaluate the economic risks and characteristics of the Series AA Convertible Preferred Stock in its entirety as being either akin to equity or akin to debt. Our evaluation concluded that the Series AA Convertible Preferred Stock was more akin to an equity-like contract largely due to the fact that most of its features were participatory in nature. As a result, we concluded that the embedded conversion feature is clearly and closely related to the host equity contract and will not require bifurcation and liability classification.

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

On June 9, 2015, our shareholders approved our 2015 Stock Incentive Plan (the “Plan”) that was adopted by our Board of Directors (the “Board”) on January 2, 2015, which is the effective date. The plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 450,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code, which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 83,333, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2,000,000. The original maximum number of shares that were to be used for

Incentive Stock Options (“ISO”) under the Plan was 450,000. During our June 2016 stockholders meeting, the stockholders approved the addition of 200,000 incremental shares to the Plan. With respect to each grant of an ISO to a participant who is not a ten percent stockholder, the exercise price shall not be less than the fair market value of a share on the date the ISO is granted. With respect to each grant of an ISO to a participant who is a ten percent stockholder, the exercise price shall not be less than one hundred ten percent (110%) of the fair market value of a share on the date the ISO is granted. If an award is a non-qualified stock option (“NQSO”), the exercise price for each share shall be no less than (1) the minimum price required by applicable state law, or (2) the fair market value of a share on the date the NQSO is granted, whichever price is greatest. Any award intended to meet the performance based exception must be granted with an exercise price not less than the fair market value of a share determined as of the date of such grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three and nine-month periods ended September 30, 2016 and 2015 was $756,145 and $504,732 and 1,448,646 and $1,898,111, respectively.

We did not grant employee stock options in the three-month periods ended September 30, 2016 and 2015. We did grant two outside directors options in the second and third quarter of 2016 for their quarterly fees. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At September 30, 2016, our uninsured cash balance was approximately $274,723.

At September 30, 2016, we do not have any debt obligations with variable interest rates.

NOTE K — DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of September 30, 2016 and December 31, 2015 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	September 30,	December 31,
	2016	2015
Derivative liabilities:
Embedded derivatives derived from:
2014 Convertible Promissory Notes	$—	$3,396,191

	—	3,396,191
Warrant derivatives
Senior Convertible Notes	142	6,225

Warrant derivatives	142	6,225

Total derivative liabilities	$142	$3,402,416

	September 30,	December 31,
	2016	2015

Common shares linked to derivative liabilities:
Embedded derivatives:
2014 Convertible Promissory Notes*	—	3,174,604

	—	3,174,604

Warrant derivatives
Senior Convertible Notes	130,208	130,208

	130,208	130,208

Total common shares linked to derivative liabilities	130,208	3,304,812

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
Senior Convertible Notes	$—	$—	$—	$—
2014 Convertible Promissory Notes	—	(18,889)	1,939,366	(350,873)
Warrant derivatives	3,748	14,157	6,082	95,128

	3,748	(4,732)	1,945,448	(255,745)
Redemptions of Senior Convertible Notes	—	—	1,456,825	—

Total derivative income (expense)	$3,748	$(4,732)	$3,402,273	$(255,745)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of March 8, 2016 (Modification Date), December 31, 2015, and the inception dates (Tranche 1 – August 14, 2014, Tranche 2 – October 1, 2014, Tranche 3 – December 1, 2014):

Tranche 1 – August 14, 2014:	March 8, 2016***	December 31, 2015	August 14, 2014
Underlying price on valuation date*	$1.25	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	1.82 Years	2.00 Years	2.00 Years
Implied expected term to maturity	1.24 Years	1.82 Years	1.85 Years
Market volatility:
Range of volatilities	96.0% - 154.0%	85.2% - 109.8%	37.0% - 62.2%
Equivalent volatilities	120.1%	98.1%	51.2%
Contractual interest rate	11.00%	11.00%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.60%	11.00%	9.50%
Range of credit risk adjusted yields	3.49% - 5.02%	3.29% - 4.22%	3.94% - 4.45%
Equivalent credit risk adjusted yield	4.13%	3.76%	4.15%

Tranche 2 – October 1, 2014:	March 8, 2016***	December 31, 2015	October 1, 2014
Underlying price on valuation date*	$1.25	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	1.82 Years	2.00 Years	2.00 Years
Implied expected term to maturity	1.24 Years	1.82 Years	1.79 Years
Market volatility:
Range of volatilities	96.0% - 154.0%	85.2% - 109.8%	58.6% - 75.3%
Equivalent volatilities	120.1%	98.1%	68.00%
Contractual interest rate	11.00%	11.00%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.60%	11.00%	9.25%
Range of credit risk adjusted yields	3.49% - 5.02%	3.29% - 4.22%	3.97% - 4.61%
Equivalent credit risk adjusted yield	4.13%	3.76%	4.24%

Tranche 3 – December 1, 2014:	March 8, 2016***	December 31, 2015	December 1, 2014
Underlying price on valuation date*	$1.25	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	1.82 Years	2.00 Years	2.00 Years
Implied expected term to maturity	1.24 Years	1.82 Years	1.76 Years
Market volatility:
Range of volatilities	96.0% - 154.0%	85.2% - 109.8%	61.8% - 79.8%
Equivalent volatilities	120.1%	98.1%	72.2%
Contractual interest rate	11.00%	11.00%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.60%	11.00%	9.25%
Range of credit risk adjusted yields	3.49% - 5.02%	3.29% - 4.22%	4.29% - 4.84%
Equivalent credit risk adjusted yield	4.13%	3.76%	4.52%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore, its shares do not trade on a public exchange. As a result, the underlying value was originally based on private sales of the subsidiary’s shares because that was the best indicator of the value of the shares in the past. The last sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly, the underlying price used in the past in the MCS calculations was the $2.50 for the inception dates and December 31, 2015. Being far removed from December 2013 while considering the modification in March 2016 of the new option price of $1.00 and other market conditions currently prevailing, management determined $1.25 to be fairly representative of the per share fair value.
**	On December 10, 2015 the term was extended to December 31, 2017.

In March 2016 the term was extended to March 8, 2018.

***	In March 2016 the purchase price of the share purchase options was modified to $1.00 per share. As a result of the re-pricing, the share purchase options no longer require measurement as derivative liabilities. The MCS were calculated for the instruments just prior to the modification on March 8, 2016.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the nine months ended September 30, 2016 and 2015.

	For the nine months ended September 30,
	2016	2015
Balances at January 1	$3,396,191	$2,115,318
Issuances	—	—
Modification	(1,456,826)	—
Changes in fair value inputs and assumptions reflected in income	(1,939,365)	350,873

Balances at September 30	$—	$2,466,191

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

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014. Therefore, the warrants linked to 525,000 shares of common stock were not outstanding as of September 30, 2016 or December 31, 2015.

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 130,208 shares of common stock as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Linked common shares	130,208	130,208
Quoted market price on valuation date	$3.59	$3.24
Contractual exercise price	$43.20	$43.20
Term (years)	0.60	1.35
Range of market volatilities	29.9% - 158.8%	92.9% - 113.2%
Risk free rates using zero coupon US Treasury Security rates	0.20% - 0.45%	0.16% - 0.65%

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
	2016	2015
Balances at January 1	$6,225	$111,127
Changes in fair value inputs and assumptions reflected in income	(6,083)	(95,128)

Balances at September 30	$142	$15,999

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE L – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred income consisted of the following at:

	September 30, 2016	December 31, 2015
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250
Oceanica call option (MINOSA)	—	383,148

Total deferred income and participating revenue rights	$4,643,750	$5,026,898

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

NOTE M – SUBSEQUENT EVENT

On October 1, 2016, we, along with our indirectly wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). Epsilon is an investment vehicle controlled by Mr. Alonso Ancira.

Pursuant to the Restated Note Purchase Agreement, Epsilon agreed to lend an aggregate of $6.0 million to us, $3.0 million of which was advanced earlier in 2016 and $1.0 million in October 2016. Subject to the satisfaction or waiver of the conditions set forth in the Restated Note Purchase Agreement, Epsilon will lend the remaining $3.0 million to us upon request. The indebtedness is evidenced by an amended and restated secured convertible promissory note (the “Restated Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Restated Note and all accrued interest and fees are due and payable on March 18, 2017. We unconditionally and irrevocably guaranteed all of OME’s obligations under the Restated Note Purchase Agreement and the Restated Note.

Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to one-half of the otherwise applicable conversion price. Pursuant to an Amended and Restated Waiver and Consent (the “Restated Waiver”) to the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope Mining LLC (“Penelope”), and Minera del Norte, S.A. de C.V. (“Minosa”) executed in connection with the Restated Note Purchase Agreement, following any conversion of the indebtedness evidenced by the Restated Note, Penelope may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement by the amount of indebtedness converted by Epsilon.

Pursuant to the Restated Waiver, we agreed to waive its rights to terminate the Stock Purchase Agreement in accordance with the terms thereof until March 31, 2017. The obligations under the Restated Note may be accelerated upon the occurrence of specified events of default including (a) OME’s failure to pay any amount payable under the Restated Note on the date due and payable; (b) OME’s or our failure to perform or observe any term, covenant, or agreement in the Restated Note or the related documents, subject to a five-day cure period; (c) the occurrence and expiration of all applicable grace periods, if any, of an event of default or material breach by OME, us or any of our affiliates under any of the other loan documents; (d) the termination of the Stock Purchase Agreement; (e) commencement of certain specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions by or against OME or any of its subsidiaries, in specified circumstances unless dismissed or stayed within 60 days; (f) the entry of a judgment or award against OME or any of its subsidiaries in excess of $100,000; and (g) the occurrence of a change in control (as defined in the Restated Note).

Pursuant to amended and restated pledge agreements (the “Restated Pledge Agreements”) entered into by us, OME, and Marine Exploration Holdings, LLC, a wholly owned subsidiary, (collectively, the “Odyssey Pledgors”) in favor of Epsilon, the Odyssey Pledgors pledged and granted security interests to Epsilon in (a) the 54 million quotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by OME, (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME.

In connection with the execution and delivery of the Restated Note Purchase Agreement, we entered into with Epsilon an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”) pursuant to which we agreed to register the offer and sale of the shares (the “Conversion Shares”) of our common stock issuable upon the conversion of the indebtedness evidenced by the Restated Note. Subject to specified limitations set forth in the Restated Registration Rights Agreement, including that we are eligible to use Form S-3, the holder of the Restated Note can require us to register the offer and sale of the Conversion Shares if the aggregate offering price thereof (before any underwriting discounts and commissions) is not less than $3.0 million. In addition, we agreed to file a registration statement relating to the offer and sale of the Conversion Shares on a continuous basis promptly (but in no event later than 60 days after) after the conversion of the Restated Note into the Conversion Shares and to thereafter use its reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission.

In connection with the execution and delivery of the Restated Note Purchase Agreement, we also delivered to Epsilon a common stock purchase warrant (the “Warrant”) pursuant to which Epsilon has the right to purchase up to 120,000 shares of our common stock at an exercise price of $3.52 per share, which exercise price represents the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the day on which the Warrant was issued. Epsilon may exercise the Warrant in whole or in part at any time during the period ending October 1, 2021. The Warrant includes a cashless exercise feature and provides that, if Epsilon is in default of its obligations to fund any advance pursuant to and in accordance with the Restated Note Purchase Agreement, then, thereafter, the maximum aggregate number of shares of common stock that may be purchased under the Warrant shall be the number determined by multiplying 120,000 by a fraction, (a) the numerator of which is the aggregate principal amount of advances that have been extended to the OME by Epsilon pursuant to the Restated Note Purchase Agreement on or after the date of the Warrant and prior to the date of such failure and (b) the denominator of which is $3.0 million. We are currently analyzing the substance of this transaction to determine the proper accounting treatment of items that may be included in our annual financial statements for 2016.

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

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“OME”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”), and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material (known as the “Don Diego” deposit). Phosphate is a key ingredient of fertilizers. In March 2014, we announced the receipt of the first NI 43-101 compliant technical report and preliminary assessment on the deposit. This report is periodically updated with the most recent updated issued on September 17, 2015. The Don Diego deposit is currently our main mineral project and is important to our future. Based on test results, we believe the Don Diego deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis and that the product will be attractive to Mexico and other world producers of fertilizers.

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

In order to move to the next phase of development of this phosphate deposit, which would involve detailed engineering design and build of the system leading to the dredging and recovery of phosphate sands from the Don Diego deposit, ExO needs to receive approval of an environmental permit, known internationally as an Environmental Impact Assessment (“EIA”) and in Mexico as a Manifestación de Impacto Ambiental (“MIA”). This EIA needs to be approved by the Mexican Secretary of Environment and Natural Resources (SEMARNAT). ExO submitted an EIA application in June 2015. On April 8, 2016, SEMARNAT denied the application for this environmental license as presented. On April 29, 2016, ExO filed documents with the Mexican government requesting a review of SEMARNAT’s decision. Along with our Mexican partner (AHMSA), we continue to evaluate alternatives to gain approval of this EIA.

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

Odyssey currently owns 54% of ExO through the ownership of ExO’s parent, Oceanica. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and currently has a maturity date of March 18, 2017 (see NOTE H). In March 2016, Odyssey entered into a loan agreement with Epsilon Acquisitions, LLC, a company affiliated with MINOSA. Odyssey pledged all of its shares in Oceanica as collateral for the $3.0 million loan from Epsilon and also granted Epsilon a security interest in certain intercompany balances of Odyssey (see NOTE H). In October 2016, this Epsilon note was amended and increased by $3.0 million that is available to us in three tranches of $1.0 million each. The first tranche was received in October 2016. This amendment also includes 120,000 warrants to purchase our common stock. The number of warrants that become exercisable is the pro-rata portion of the tranches received of the second $3.0 million (See NOTE M).

Shipwreck Exploration Projects

Other Projects

During the first and second quarters of 2016, we performed contracted services for a third party related to seafloor survey expedition work in the Mediterranean using our vessel, equipment, and crew valued at $1.8 million. During the third quarter of 2016, we performed and completed marine shipwreck search and recovery charter services for our related party, and recognized revenue of $2.9 million.

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

Three-months ended September 30, 2016, compared to three-months ended September 30, 2015

Increase/(Decrease)			2016 vs. 2015
(Dollars in millions)	2016	2015	$	%
Total revenues	$2.9	$1.5	$1.4	98%

Cost of sales	$0.0	$0.9	$(0.9)	100%
Marketing, general and administrative	2.2	2.6	(0.4)	17%
Operations and research	2.9	2.3	0.6	25%

Total operating expenses	$5.1	$5.8	$(0.7)	13%

Other income (expense)	$(0.6)	$(1.2)	$0.6	51%

Income tax benefit (provision)	$—	$—	$—	0%

Non-controlling interest	$0.7	$1.0	$(0.3)	33%

Net income (loss)	$(2.1)	$(4.6)	$2.4	53%

Revenue

Revenue is primarily now generated through the sale of marine services either through expedition charters or for the services from our crew and equipment.

Total revenue in the current quarter was $2.9 million, a $1.4 million increase over the revenue in the same period a year ago and was derived from the performance of expedition marine survey and recovery services to Magellan, whom we consider a related party. Of the $1.5 million revenue in the same quarter last year, the majority was generated from the sales of recovered cargo inventory items of $1.4 million as well as from providing equipment and personnel to a third party offshore operator under a services agreement that generated $0.1 million of expedition revenue.

Operating Expenses

We did not have any cost of sales in 2016 due to not having any remaining inventory. The prior year cost of sales consisted primarily of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with cargo and merchandise sales. The 2015 cost of sales was recorded for the sale of each Republic coin, artifact or the sale of merchandise and other items that were owned by us. All of our inventory items held for re-sale were sold in the course of 2015 and we thus have no similar inventory items or costs of sales in 2016.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.4 million from $2.6 million in 2015 to $2.2 million in 2016 primarily as a result of (i) a reduction of $0.2 million of personnel and related expenses, (ii) $0.3 million decrease in additional director fees which were paid with equity in our subsidiary in 2015, (iii) $0.3 million increase in sharebased compensation amounts predominantly due to the departure of the previous chief financial officer and (iv) $0.2 million of general corporate overhead reductions.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses increased by $0.6 million from 2015 to 2016 as a result of (i) a reduction of $0.7 million of Dorado Discovery charter related expenses from 2015, (ii) $2.3 million increase in marine services associated with the charter revenue earned this quarter and (iii) $1.0 million gain on sale of assets of which $0.9 million is a non-cash gain on the sale of a remotely operated vehicle to a vendor for settlement of outstanding contract payables.

Other Income and Expense

Other income and expense generally consists of interest income on investments offset by interest expense on our bank term and other mortgage loans and convertible notes. It can also include the change in fair value of the derivatives related to our issuance of certain convertible warrants and notes. Total other expense decreased from $1.2 million in 2015 to $0.6 million in 2016 primarily as a result of decreased interest expense of $0.6 million. This interest payable expense decrease of $0.6 million is the result having our interest-bearing note balances retired from our balance sheet during the fourth quarter of 2015 (See NOTE H). Discounted debt accretion was $0.1 million in the current quarter compared to $0.5 million in the same quarter last year.

Taxes and Non-Controlling Interest

Due to significant losses, we did not accrue any taxes in the third quarter of either 2016 or 2015.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the third quarter of 2016 was $0.7 million as compared to $1.0 million in the third quarter of 2015. This decrease is mainly linked to the 2016 decrease in marine services support services that were provided in 2015 in support of securing the environmental permit application in Mexico.

Nine-months ended September 30, 2016, compared to nine-months ended September 30, 2015

Increase/(Decrease)			2016 vs. 2015
(Dollars in millions)	2016	2015	$	%

Total revenues	$4.7	$2.0	$2.7	132%

Cost of sales	$0.0	$1.3	$(1.3)	100%
Marketing, general and administrative	6.5	9.0	(2.5)	28%
Operations and research	6.4	8.6	(2.2)	25%
Common stock issued for subsidiary stock option settlement	0.0	2.5	(2.5)	100%

Total operating expenses	$12.9	$21.3	(8.4)	40%

Other income (expense)	$2.3	$(3.2)	$5.4	171%

Income tax benefit (provision)	$—	$—	$0.0	0%

Non-controlling interest	$2.0	$2.1	$0.0	1%

Net income (loss)	$(3.9)	$(20.4)	$16.5	81%

Revenue

Total revenues increased by $2.7 million in the first nine months of 2016 as compared to the same period in 2015 mainly as a result of a shipwreck search marine services contract we executed in 2016 with Magellan, a related party, for $2.9 million. The majority of revenue in 2015 resulted from the sale of inventory items, such as recovered cargo, and marine services.

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

Marketing, general and administrative expenses decreased from $9.0 million in 2015 to $6.5 million in 2016. This variance of $2.5 million is primarily due to (i) $0.7 million in personnel related reductions in staff and associated expenses, (ii) $0.5 million in reduced corporate professional and legal fees in 2015 being greater due to transaction costs primarily linked to the Stock Purchase Agreement with MINOSA, (iii) $0.5 million in reduced share-based compensation due to the declined fair market value of our common stock, employee departures and the term extension of the stock options, (iv) $0.3 reduction in director fees primarily due to the issuance of equity in our subsidiary for services and (v) a $0.5 million reduction in general corporate overhead expenses that include areas such as depreciation, insurance premiums and investor relations.

Operations and research expenses decreased from $8.6 million in 2015 to $6.4 million in 2016. The variance of $2.2 million is primarily due to (i) conservation and research personnel staff and related reduction of $0.2 million, (ii) $1.2 million reduction in mineral operations which is comprised a reduction of $.02 million for the sea bed mineral permit in 2015 and a $0.3 million reduction in mineral outside professional expertize that was required in 2015 when the MIA application was in process and a $0.7 million in marine services not required in 2016, (iii) $2.3 million increase in marine services related to the shipwreck search and recovery services performed for our related party offset by a reduction of $2.1 million in reduced marine services costs which is comprised of a $1.0 million 2015 dry dock repair for our vessel, Odyssey Explorer, $1.0 million savings due to the Odyssey Explorer having down time in preparation for sale as compared to the prior year when the vessel carried a full crew and a $0.1 million gain from the sale of the Odyssey Explorer and (iv) $0.9 million non-cash gain on the sale of a remotely operated vehicle to a vendor for settlement of outstanding contract payables.

Common stock issued for subsidiary stock option settlement was $2.5 million in the nine months of 2015 compared to nil in the same period in 2016. This represented the cost of exchanging 4.0 million newly issued shares of our common stock for cancelling MAKO Resources’ call option on 6.0 million shares of Oceanica held by us. This transaction ensured that we maintained majority control over Oceanica.

Other Income and Expense

Other income and expense decreased from an expense of $3.2 million in 2015 to $2.3 million of income in 2016, an improvement of $5.4 million which primarily resulted from $3.6 million of fair value derivative accounting mainly related to the Monaco loans. In 2016, we entered into a new loan with Monaco Financial, LLC (“Monaco”) whereby there was removal of the protection on the conversion price as well as a reduction in the conversion price at which the loans can be converted by Monaco into up to 3,174,603 shares of Oceanica held by us (see NOTE H). Components of the $3.6 million are mainly comprised of change in stock price, volatility and the reversal of the derivative due to the cessation of the conversion price protection that no longer exists related to our Monaco notes (See NOTE H). Interest expense also decreased by $1.4 million primarily due to the reduction of note payable discount accretion of $1.1 million related to the settlement of the Monaco notes. The remaining $0.3 million interest expense reduction is from having other interest-bearing notes retired off our balance sheet (see NOTE H) The remaining $0.4 million is from the recognition of the deferred liability associated with the MINOSA call option described in NOTE L. The MINOSA call option expired in March 2016.

Taxes and Non-Controlling Interest

Due to significant losses, we did not accrue any taxes in the third quarter of either 2016 or 2015.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first nine months of 2016 was $2.0 million as compared to $2.1 million for the same period in 2015. The related expenses have been consistent from year to year and primarily include interest expense, permit fee expense and related marine and professional expenses supporting the environmental application process.

Liquidity and Capital Resources

	Nine-Months Ended
(In thousands)	September 2016	September 2015
Summary of Cash Flows:
Net cash used by operating activities	$(6,525)	$(15,380)
Net cash provided by investing activities	75	805
Net cash provided by financing activities	4,738	13,272

Net (decrease) increase in cash and cash equivalents	$(1,712)	$(1,303)

Beginning cash and cash equivalents	2,241	3,143

Ending cash and cash equivalents	$529	$1,840

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2016 was $6.5 million, or an improvement of $8.8 million compared to the same period in 2015. This net cash used by operating activities reflects a net loss before non-controlling interest of $(5.9) million offset in part by non-cash items of $(2.3) million which primarily include depreciation and amortization of $0.8 million, share-based compensation $1.4 million, call option deferred liability recognition of $(0.4), the change in the fair value of derivative liabilities $(3.4) million and the gain on sale of equipment of $(1.0) million, see NOTE K. Other operating activity changes resulted in an increase in working capital of $1.7 million. This primarily included an increase in accrued expenses in 2016 of $1.8 million, an increase in accounts payable of $0.4 million, partially offset by a decrease in accounts receivable of ($0.5) million.

Cash flows used for investing activities for the first nine months of 2016 were $0.1 million mainly related to the sale of our vessel, Odyssey Explorer, $0.2 million offset by the purchases of property and equipment of $(0.1) million. Investing activities in the same period of 2015 generated net cash inflows of $0.8 million as a result of the sale of our Nassau Street building in Tampa.

Cash flows provided by financing activities for the first nine months of 2016 were $4.7 million. During this period, we borrowed $3.0 million from Epsilon and $1.8 million from Monaco (see NOTE H). This cash inflow was partially offset by repayment of debt obligations $0.1 million. Cash flows provided by financing activities for the same period of 2015 were $13.3 million. In 2015, we received loan proceeds of $14.8 million on the loan from MINOSA (see NOTE H) offset by payments made on loans of $1.8 million, primarily as a result of repaying the mortgage loan of $0.6 million associated with the sale of the Nassau Street building and the payment of $1.0 million on another bank loan.

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2016, we had cash and cash equivalents of $0.5 million, a decrease of $1.7 million from the December 31, 2015 balance of $2.2 million. This decrease was mainly the net result of cashflows associated with the year-to-date operating loss that is partially offset by the new loans of $3.0 million from Epsilon and $1.8 million from Monaco (see NOTE H).

Financial debt of the company, excluding the derivative component of such debt, increased by $3.8 million in the first nine months of 2016, from a balance of $18.2 million at December 31, 2015 to a balance of $22.0 million at September 30, 2016. This increase is primarily related to the new $3.0 million loan from the agreement with Epsilon as well as the $1.8 million loan from Monaco (see NOTE H).

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

The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. The Oceanica Call option expired on March 11, 2016 without being executed or extended. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) March 30, 2016; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016 the agreements with MINOSA and Penelope were further amended and extended the maturity date of the loan to March 18, 2017 (see NOTE H).

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

Other loans

Promissory Note

On March 18, 2016 we entered into a Note Purchase Agreement (“Purchase Agreement”) with Epsilon Acquisitions, LLC (“Epsilon”). Pursuant to the Purchase Agreement, Epsilon loaned us $3.0 million in two installments of $1.5 million on March 31, 2016 and April 30, 2016. The indebtedness bears interest at a rate of 10% per annum and matures on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount was included in the loan balance. The outstanding principal as of September 30, 2016 was $3.1 million. In Pledge agreements related to the Purchase Agreement, we granted security interests to Epsilon in (a) the 54 million cuotas (at unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. At any time after Epsilon has advanced the full $3.0 million to us, Epsilon has the right to convert the indebtedness into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. This conversion price at the inception of this note led to a beneficial conversion feature of $96,000 which was bifurcated from the Purchase Agreement balance and applied as an increase to additional paid in capital. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“Minosa”) by the amount of indebtedness converted.

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

Restated Note Purchase Agreement

On October 1, 2016, we, along with our indirectly wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). Epsilon is an investment vehicle controlled by Mr. Alonso Ancira.

Pursuant to the Restated Note Purchase Agreement, Epsilon agreed to lend an aggregate of $6.0 million to us, $3.0 million of which was advanced earlier in 2016. Subject to the satisfaction or waiver of the conditions set forth in the Restated Note Purchase Agreement, Epsilon will lend the remaining $3.0 million to us upon request. The indebtedness is evidenced by an amended and restated secured convertible promissory note (the “Restated Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Restated Note and all accrued interest and fees are due and payable on March 18, 2017. We unconditionally and irrevocably guaranteed all of OME’s obligations under the Restated Note Purchase Agreement and the Restated Note.

Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon convserion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to one-half of the otherwise applicable conversion price. Pursuant to an Amended and Restated Waiver and Consent (the “Restated Waiver”) to the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope Mining LLC (“Penelope”), and Minera del Norte, S.A. de C.V. (“Minosa”) executed in connection with the Restated Note Purchase Agreement, following any conversion of the indebtedness evidenced by the Restated Note, Penelope may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement by the amount of indebtedness converted by Epsilon.

Pursuant to the Restated Waiver, we agreed to waive its rights to terminate the Stock Purchase Agreement in accordance with the terms thereof until March 31, 2017. The obligations under the Restated Note may be accelerated upon the occurrence of specified events of default including (a) OME’s failure to pay any amount payable under the Restated Note on the date due and payable; (b) OME’s or our failure to perform or observe any term, covenant, or agreement in the Restated Note or the related documents, subject to a five-day cure period; (c) the occurrence and expiration of all applicable grace periods, if any, of an event of default or material breach by OME, us or any of our affiliates under any of the other loan documents; (d) the termination of the Stock Purchase Agreement; (e) commencement of certain specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions by or against OME or any of its subsidiaries, in specified circumstances unless dismissed or stayed within 60 days; (f) the entry of a judgment or award against OME or any of its subsidiaries in excess of $100,000; and (g) the occurrence of a change in control (as defined in the Restated Note).

Pursuant to amended and restated pledge agreements (the “Restated Pledge Agreements”) entered into by us, OME, and Marine Exploration Holdings, LLC, a wholly owned subsidiary, (collectively, the “Odyssey Pledgors”) in favor of Epsilon, the Odyssey Pledgors pledged and granted security interests to Epsilon in (a) the 54 million quotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by OME, (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME.

In connection with the execution and delivery of the Restated Note Purchase Agreement, we entered into with Epsilon an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”) pursuant to which we agreed to register the offer and sale of the shares (the “Conversion Shares”) of our common stock issuable upon the conversion of the indebtedness evidenced by the Restated Note. Subject to specified limitations set forth in the Restated Registration Rights Agreement, including that we are eligible to use Form S-3, the holder of the Restated Note can require us to register the offer and sale of the Conversion Shares if the aggregate offering price thereof (before any underwriting discounts and commissions) is not less than $3.0 million. In addition, we agreed to file a registration statement relating to the offer and sale of the Conversion Shares on a continuous basis promptly (but in no event later than 60 days after) after the conversion of the Restated Note into the Conversion Shares and to thereafter use its reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission.

In connection with the execution and delivery of the Restated Note Purchase Agreement, we also delivered to Epsilon a common stock purchase warrant (the “Warrant”) pursuant to which Epsilon has the right to purchase up to 120,000 shares of our common stock at an exercise price of $3.52 per share, which exercise price represents the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the day on which the Warrant was issued. Epsilon may exercise the Warrant in whole or in part at any time during the period ending October 1, 2021. The Warrant includes a cashless exercise feature and provides that, if Epsilon is in default of its obligations to fund any advance pursuant to and in accordance with the Restated Note Purchase Agreement, then, thereafter, the maximum aggregate number of shares of common stock that may be purchased under the Warrant shall be the number determined by multiplying 120,000 by a fraction, (a) the numerator of which is the aggregate principal amount of advances that have been extended to the OME by Epsilon pursuant to the Restated Note Purchase Agreement on or after the date of the Warrant and prior to the date of such failure and (b) the denominator of which is $3.0 million.

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

Pursuant to the Loan Agreement and as security for the indebtedness, Monaco was granted a security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to OMO, and all rights associated therewith (the “OMO Collateral”); and (b) all marine technology and assets in OMS’s possession or control used for offshore exploration, including a deep-tow search systems, winches, multi-beam sonar, and other equipment. OME unconditionally and irrevocably guaranteed all obligations of Odyssey, OMO, and OMS to Monaco under the Loan Agreement.

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

Project Term Loan

During October 2015 we entered into a $2.0 million loan agreement with Monaco Financial, LLC (“Monaco”) to provide up to $2.0 million. We received the initial advance of $1.0 million on October 30, 2015. On December 10, 2015, Odyssey, Monaco, and certain affiliates of Monaco entered into and completed the transactions contemplated by an acquisition agreement (the “Acquisition Agreement”) pursuant to which, among other things, we sold certain assets to Monaco and its affiliates, and Monaco (a) repaid our indebtedness for borrowed money owed to a bank, (b) reduced the amount of indebtedness owed by us to Monaco and agreed to certain modifications regarding the remaining indebtedness, and (c) applied the amount of advances previously made by Monaco to us, as well as additional cash, to the consideration paid to us for the transaction. More significantly, Monaco extinguished the $2.0 million loan it had made to us in the fourth quarter of 2015, settled in full all of our three bank loans ($11.7 million), and amended or extinguished certain loans made in 2014 by Monaco to us (extinguished $2.2 million of the loans, ceased interest on $5.0 million of the loans and made it only repayable under certain circumstances, which no longer exist , and extended the maturity of the remaining $2.8 million of loans.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the remainder of 2016 or the following twelve months is dependent upon our success in chartering our marine equipment and services to third parties, monetizing our interests in mineral exploration entities, collecting on amounts owed to us, generating income from other project or asset based financing, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. Our 2016 business plan requires us to generate new cash inflows during 2016 to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the chartering of our equipment and services, the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed to meet our desired projected business plan requirements, which may require us to follow a contingency business plan that is based on curtailed expenses and requires less cash inflows. We may not be able to maintain compliance with NASDAQ’s continued listing requirements, which could lead to a de-listing from NASDAQ and move to a different quotation service. This may have a negative impact on our ability to raise funds. On April 11, 2016 our market capitalization value fell below $35.0 million, the required minimum for continued listing of our stock on NASDAQ. Maintaining a market capitalization of at least $35.0 million for a minimum of ten consecutive business days before November 21, 2016 will permit us to remain listed. Management is working on multiple initiatives that could have the effect of curing this deficiency, however, we cannot provide any assurance the deficiency will be resolved. Initiatives include generating new business results with high positive impact and ongoing efforts to support the environmental application approval process for the Don Diego project, with the goal of approval in the second half of 2016. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de C.V. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. This equity financing is subject to the satisfaction of certain conditions, which included the approval of our stockholders that occurred on June 9, 2015. MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Discussion 2015—Financings.) Epsilon Acquisitions LLC (“Epsilon”) agreed to loan us up to $6.0 million in 2016 of which $4.0 million has been received through October 2016 (See NOTE M). Epsilon is a company affiliated with MINOSA. Our consolidated non-restricted cash balance at September 30, 2016 was $0.5 million, which is insufficient to support operations through the end of 2016. We have a working capital deficit at September 30, 2016 of $22.3 million. We sold a substantial part of our assets to Monaco and its affiliates on December 10, 2015 and we have pledged the majority of our remaining assets to MINOSA, MINOSA’s affiliates and to Monaco, leaving us with few opportunities to raise additional funds based on our balance sheet. The total consolidated book value of our assets was $4.8 million at September 30, 2016 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the approval of our subsidiary’s application for an environmental permit to commercially develop a mineralized phosphate deposit in Mexico’s exclusive economic zone in the Pacific Ocean. The environmental permit application filed in June 2015 was denied on April 8, 2016. We continue to pursue approval of the environmental permit for the dredging and extraction of the phosphate sands off the western coast of Mexico, but the April 2016 decision has delayed our expected cash inflows from this project. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

As of September 30, 2016, the impact of recent accounting pronouncements on our business is not considered to be material.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. At September  30, 2016, we do not have any debt obligations with variable interest rates.

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

We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and among ourselves within our company. Additionally, one of our significant responsibilities is to maintain the security and privacy of our confidential and proprietary information and the personal data of our employees. Our information systems, and those of our service and support providers, are vulnerable to an increasing threat of continually evolving cybersecurity risks. Computer viruses, hackers and other external hazards, as well as improper or inadvertent staff behavior could expose confidential company and personal data systems and information to security breaches. Techniques used to obtain unauthorized access or cause system interruption change frequently and may not immediately produce signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. With respect to our commercial arrangements with service and support providers, we have processes designed to require third-party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s data protection processes, or a cyber-attack on a vendor’s information systems or our information systems.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

Not applicable

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 9, 2016	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Interim Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)