Form 10-K
period 2016-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2017-03-10
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 W. Laurel Street,

Tampa, Florida 33607

(Address of principal executive offices)

(813) 876-1776

(Registrant’s telephone number including area code)

Securities registered pursuant Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $.0001 par value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 7.1 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2016 was approximately $14.4 million. As of February 25, 2017, the Registrant had 7,718,366 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 6, 2017.

As used in this Annual Report on Form 10-K, “we,” “us,” “our company” and “Odyssey” mean Odyssey Marine Exploration, Inc. and our subsidiaries, unless the context indicates otherwise.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in our “RISK FACTORS” in Item 1A and elsewhere in this report. Accordingly, readers of this Annual Report on Form 10-K should consider these factors in evaluating an investment in our securities and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events unless otherwise specifically indicated, except as required by law.

Except as otherwise specifically indicated, all information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to a 1-for-12 reverse stock split that was effective on February 19, 2016.

ITEM 1. BUSINESS

Overview

Odyssey Marine Exploration, Inc. is a world leader in deep-ocean exploration. The discovery, development and extraction of deep-ocean minerals is the company’s core focus. Our innovative techniques are also applied to shipwreck cargo recovery and other marine survey and exploration charter services. We have numerous projects in various stages of development around the world from both our own portfolio as well as through third-party contracts.

We have extensive experience discovering shipwreck sites in the deep ocean and conducting archaeological excavations with remotely operated vehicles (“ROVs”). We have worked on some of the most historically important shipwreck projects to be discovered including the SS Republic, HMS Victory (1744), the SS Central America and La Marquis de Tourny. Odyssey also has considerable experience conducting cargo recovery operations from 20th century shipwrecks. Between 2012 and 2013, we recovered over 110 tons of silver cargo, representing 99% of the insured cargo, from the SS Gairsoppa, which was located nearly 3 miles deep. This was one of the largest and heaviest recoveries from a shipwreck in history. Odyssey is the exclusive provider of shipwreck search and recovery services for Magellan Offshore Services. Odyssey also performs marine services for other customers, including private clients and governments.

In 2010, we began to leverage our core business expertise and technology for deep-ocean mineral exploration. Our expeditions conducted for Neptune Minerals, Inc. and Chatham Rock Phosphate, Ltd. resulted in the assessment of significant mineral deposits. We have also begun to develop and explore our own deep-ocean mineral projects. Through our majority stake in Oceanica Resources S. de. R.L., a Panamanian company, (“Oceanica”), we control Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a Mexican company that has exclusive mining permits for an area known as the “Don Diego” deposit that contains large amounts of mineralized phosphate material. Our team performed all of the off-shore exploration to find and validate the mineralized phosphate deposit and are managing the environmental studies and environmental permit application process with ExO. The phosphate deposit is one of the largest to be identified and is expected to be important to the regional and international fertilizer markets and is strategically important to Mexico and North America. In order to move to the next phase of development of the deposit, Odyssey’s subsidiaries are managing the legal and political process to gain approval of the environmental permit application (“EIA”). The process is expected to be completed in 2017.

Deep-Ocean Mineral Exploration

Our mineral exploration and development program leverages the 20+ years’ experience we have mapping the ocean in search of shipwrecks. The technology and team was seamlessly applied to successfully locate mineral deposits on the ocean floor worldwide. Our expert team boasts some of the industry’s most experienced ocean explorers and geologists utilizing an extensive array of advanced deep-ocean technology resulting in the cost-efficient exploration and assessment of seabed minerals.

Our capabilities allow us to perform precision geophysical and geotechnical surveys, detailed mapping, sampling, environmental assessments and resource evaluations.

We offer exploration services, including geophysical and geotechnical assessments of seabed mineral deposits, to companies, including our subsidiaries and companies in which we hold an equity position, as a resource development partner. When performing mineral exploration services, we may receive payments in the form of cash for services, equity interests in the contracting company, or financial interests in the tenement.

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

Deep-Ocean Shipwreck Exploration

During the past 20 years, we amassed a large private database and research library of target shipwrecks, developed and acquired proprietary deep-ocean equipment and tools, and built a team of knowledgeable experts to execute off-shore projects. Over that time, we conducted shipwreck search and cargo recovery work on our own behalf and under contract to third parties. On December 10, 2015, we sold the shipwreck database and research library to Monaco Financial LLC’s affiliate Magellan Offshore Services, Ltd. (“Magellan”) while still retaining our equipment, tools, and specialized offshore team members. As part of the Acquisition Agreement with Monaco, Magellan agreed to exclusively hire Odyssey on a “cost plus” basis for any shipwreck search and recovery projects conducted through 2020 with the option to extend the contract. Magellan will also pay us 21.25% of the net proceeds from any monetization of recovered cargo. As part of the Acquisition Agreement, four pre-existing projects, including the HMS Victory (1744) and HMS Sussex, were retained by us. Magellan may participate in funding the recovery costs of these projects in the future. If funding is provided, Magellan will have the right to receive up to 50% of our net proceeds, if any.

We have extensive experience and maintain capabilities in functions required for success in the shipwreck business, such as research, conservation, documentation and exhibit of rare artifacts and publication of archaeological excavation. We expect to conduct these services under contract to Magellan or its affiliates for their projects as well.

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

In September 2014, ExO reported that the Environmental Impact Assessment (“EIA”) for proposed dredging and recovery of phosphate sands from the Don Diego deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). This EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to Oceanica on its EIA application. In full compliance with the SEMARNAT process, a response to the questions was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its Environmental Impact Assessment (EIA) application to allow additional time for review and regional briefings. The EIA was re-submitted in June 2015, and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015, additional questions were received from SEMARNAT in November 2015, and ExO’s responses to the questions were filed with SEMARNAT on December 3, 2015. On April 8, 2016, SEMARNAT denied the application for this environmental license as presented. Odyssey’s subsidiaries and partners have been managing the administrative, legal and political process necessary to review and overturn the April decision. The process is expected to conclude in 2017. To move to the next phase of development of the deposit, Odyssey and its subsidiaries need the approval of this environmental permit application.

Enterprises initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share, or $15.0 million, and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

In June 2013, Mako agreed to exercise a portion of these options to purchase 8.0 million shares at a reduced exercise price of $1.25 per share. As part of Odyssey’s strategy to maintain a control position in Oceanica, in parallel with the early exercise, Enterprise purchased 1.0 million shares of Oceanica from another Oceanica shareholder at $1.25 per share. This transaction also granted Odyssey voting rights on an additional 3.0 million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey.

An option to purchase an additional 1.0 million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in 2014 and 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. This termination was a requirement of the March 11, 2015 financing deal. In August 2014, we entered into a loan agreement with

Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or to purchase Oceanica shares from us at a pre-defined price (See NOTE I). This loan was amended on December 10, 2015, extending the maturity date of the loan to December 31, 2017 and allowing Monaco to retain the call option on the $10 million worth of Oceanica shares held by Odyssey until December 31, 2017. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and now matures March 18, 2017, see NOTE I for further information.

Shipwreck Exploration Projects

Odyssey began conducting offshore services for our shipwreck business partner, Magellan Offshore Services, in 2016. Offshore work is currently underway on the second shipwreck services contract with Magellan which includes multiple targets. The master services agreement governing these projects states Odyssey will be paid cost plus a specific mark-up and Odyssey will receive 21.25% of net returns, if any, from these project.

Other Projects

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

We believe there will be increased interest in the protection of underwater cultural heritage throughout the oceans of the world. We are uniquely qualified to provide governments and international agencies with knowledge and skills to help manage these resources. As related to mineral exploration, we will evaluate the political climate and specific legal requirements of any areas in which we are working. We may partner with third parties who have unique industry experience in specific geographical areas to assist with navigation of the regulatory landscape.

Competition

Odyssey mineral exploration is conducted on both shallow and deep sea terrains. There are a number of companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining, including Nautilus Minerals (NUS.TO), Neptune Minerals, and Chatham Rock Phosphate (CRP.NZ) as well as countries that are exploring options to utilize deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by Odyssey or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These include companies such as Fugro NV and Royal Boskalis Westminster NV.

Odyssey shipwreck recovery projects are focused on deep-sea sites where competition is limited due to the expertise and specialized equipment needed to operate at such depths. There are a number of companies that publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archaeological shipwreck exploration company. These entities include, but are not limited to, Blue Water Ventures, Mel Fisher’s Treasures, Deep Blue Marine, Marine Exploration, Inc., Oceanic Research and Recovery, Seafarer Exploration, Sub Sea Research, Earth Dragon Resources, Endurance Exploration Group and UnderSea Recovery Corporation. Some companies, such as Phoenix International Holdings Inc. and Oceaneering International Inc., may provide deep-sea services to groups seeking to pursue deep sea projects. It is possible that one of these companies or some currently unknown group may locate and recover a shipwreck on our project roster; however, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

Cost of Environmental Compliance

With the exception of marine operations, our general business operations do not expose us to environmental risks or hazards. We carry insurance that provides a layer of protection in the event of an environmental exposure resulting from the operation of vessels we may utilize. The cost of such coverage is minimal on an annual basis. Our seabed mineral business is currently in the exploration and validation phase and has thus not exposed us to environmental risks or hazards.

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2017 are listed below.

Mark D. Gordon (age 56) has served as Chief Executive Officer since October 1, 2014, as President since October 2007 and was appointed to the Board of Directors in January 2008. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Jay A. Nudi, CPA (age 53) has served as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi has also assumed the additional responsibilities of Interim Chief Financial Officer on June 8, 2016 and of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004).

Laura L. Barton (age 54) was appointed as Executive Vice President and Director of Communications in June 2012 and formerly served at Vice President and Director of Corporate Communications from November 2007 to June 2012. She was appointed Corporate Secretary in June 2015. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

John D. Longley, Jr. (age 50) has served as Chief Operating Officer since October 1, 2014. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006.

Employees

As of December 31, 2016, we had 19 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.

Internet Access

Odyssey’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Odyssey’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, www.sec.gov. They may be accessed as follows: www.odysseymarine.com (Investors/Financial Information Link).

ITEM 1A. RISK FACTORS

You should carefully consider the following factors, in addition to the other information in this Annual Report on Form 10-K, in evaluating our company and our business. Our business, operations and financial condition are subject to various risks. The material risks are described below and should be carefully considered in evaluating Odyssey or any investment decision relating to our securities. This section is intended only as a summary of the principal risks. If any of the following risks actually occur, our business, financial condition, or operating results could suffer. If this occurs, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

Our business involves a high degree of risk.

An investment in Odyssey is extremely speculative and of exceptionally high risk. The quality and reliability of research and data obtained could be uncertain. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the recovery cost will exceed the value of the objects recovered or that others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing title to them, there are no assurances as to the value that such objects will bring at their sale, as the market for such objects is uncertain. Depending on the type of cargo recovered, maximizing the value of the cargo may necessitate an extended sales cycle to convert the cargo into cash. With respect to mineral exploration projects, there are uncertainties with respect to the quality and quantity of the material and their economic feasibility, the price we can obtain for the sale of the deposit or the ore extracted from the deposit, the granting of the necessary permits to operate, environmental safety, technology for extraction and processing, distribution of the eventual ore product, and funding of necessary equipment and facilities. In projects where Odyssey takes a minority ownership position in the company holding the mining rights, there may be uncertainty as to this company’s ability to move the project forward. Starting on December 10, 2015, the majority of future work by us on shipwreck projects will be done as a contractor to another party. This will limit the upside for us on such projects. The contracting party may encounter many of the same risks listed above with respect to obtaining permits, retaining ownership of any recovered cargo, and monetizing the cargo. As a contractor, we are also dependent on the contracting party’s ability to commence the project in a timely manner and to pay our invoices.

The research and data we use may not be reliable.

The success of a shipwreck project is dependent to a substantial degree upon the research and data we or the contracting party have obtained. By its very nature, research and data regarding shipwrecks can be imprecise, incomplete, outdated, and unreliable. It is often composed of or affected by numerous assumptions, rumors, legends, historical and scientific inaccuracies and misinterpretations which have become a part of such research and data over time. For mineral exploration, data is collected based on a sampling technique and available data may not be representative of the entire ore body or tenement area. Prior to conducting off-shore exploration, we typically conduct on-shore research. There is no guarantee that the models and research conducted on-shore will be representative of actual results on the seafloor. Off-shore exploration typically requires significant expenditures, with no guarantee that the results will be useful or financially rewarding.

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

The methods and channels that may be used in the disposition or sale of recovered items are uncertain at present and may include several alternatives. Ready access to buyers for valuable items recovered cannot be guaranteed. Delays in the disposition of such items could adversely affect the profitability of projects or cash flow. It may take significant time between the date a mineral deposit is discovered and the date the first extracted minerals are sold. Stakes in the mineral deposits can potentially be sold at an earlier date, but there is no guarantee that there will be readily available buyers at favorable competitive prices.

Legal, political or civil issues could interfere with our marine operations.

Legal, political or civil issues of governments throughout the world could restrict access to our operational marine sites or interfere with our marine operations or rights to seabed mineral deposits. In many countries, the legislation covering ocean exploration lacks clarity. As a result, when we are conducting projects in certain areas of the world on its own behalf or on our behalf of a contracting party, we may be subjected to unexpected delays, requests, and outcomes as it works with local governments to define and obtain the necessary permits and to assert its claims over assets on the seafloor bottom. Our vessel, equipment, personnel and or cargo could be seized or detained by government authorities. We may have to work with different units of a government, and there may be a change of government representatives over time. This may result in unexpected changes or interpretations in government contracts and legislation.

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

As changes in our business environment occur, we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. In any of these events our costs may increase, and we may have significant charges associated with the write-down of assets. Discontinuing the use of a multi-year charter of a ship may result in large one-time costs to cover any penalties or charges to put the ship back into its original condition. In December 2015, we sold our shipwreck-related assets in an agreement which will limit our up-side on certain future shipwrecks and limit our ability to conduct new shipwreck projects.

We may be unsuccessful in raising the necessary capital to fund operations and capital expenditures.

Our ability to generate cash inflows is dependent upon our ability to recover and monetize high-value shipwrecks, large quantities of minerals or mineral rights or chartering or leasing marine exploration vessels or equipment. However, we cannot guarantee that the sales of our products and other available cash sources will generate sufficient cash inflows to meet our overall cash requirements. If cash inflows are not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so in the future.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $6.3 million in 2016, $18.2 million in 2015 and $26.5 million in 2014. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

We employ state-of-the-art technology including side-scan sonar, magnetometer, ROVs, and other advanced science and technology to locate and recover shipwrecks at depths previously unreachable and perform seabed mineral exploration in an economically feasible manner. Although we try to maintain back-ups on critical equipment and components, equipment failures may require us to delay or suspend operations. Also, while we endeavor to keep marine equipment in excellent working condition and current with all available upgrades, technological advances in new equipment may provide superior efficiencies compared to the capabilities of our existing equipment, and this could require us to purchase new equipment which would require additional capital.

We may not be able to contract with clients or customers for marine services or syndicated projects.

In the past, from time to time, we have earned revenue by chartering out vessels, equipment and crew and providing marine services to clients or customers. Even if we do contract out our services, the revenue may or may not be sufficient to cover administrative overhead costs. While the operational results of these syndicated projects are generally successful, the clients or customers may not be willing or financially able to continue with syndicated projects of this type in the future. Failure to secure such revenue producing contracts in the future may have a material impact on our revenue and operating cash flows. We may take payment for these services in the form of cash, shares in the client’s company, or a financial interest in the tenement areas. There is no guarantee that the non-cash payment for our services will ever be able to be monetized or be used by Odyssey.

The issuance of shares at conversion prices lower than the market price at the time of conversion and the sale of such shares could adversely affect the price of our common stock.

Some of our outstanding shares may have been acquired from time to time upon conversion of convertible notes at conversion prices that are lower than the market price of our common stock at the time of conversion. In the past, Odyssey has issued debt obligations that could be converted into common shares at prices below the market price. Conversion of the notes at conversion prices that are lower than the market price at the time of conversion and the sale of the shares issued upon conversion could have an adverse effect upon the market price of our common stock.

Investments in subsea mineral exploration companies may prove unsuccessful.

We have invested in marine mineral companies that to date are still in the exploration phase and have not begun to earn revenue from operations. We may or may not have control or input on the future development of these businesses. There can be no assurance that these companies will achieve profitability or otherwise be successful in capitalizing on the mineralized materials they intend to exploit.

We may be subject to short selling strategies.

Short sellers of our stock may be manipulative and may attempt to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

Some of our equipment or assets could be seized or we may be forced to sell certain assets

We have pledged certain assets, such as equipment and shares of subsidiaries, as collateral under our loan agreements. Some suppliers have the ability to seize some of our assets if we do not make timely payments for the services, supplies, or equipment that they have provided to us. If we were unable to make payments on these obligations, the lender or supplier may seize the asset or force the sale of the asset. The loss of such assets could interrupt our operations. The sale of the asset may be done in a manner and under circumstances that do not provide the highest cash value for the sale of the asset.

We could be delisted from the NASDAQ Capital Market.

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, a minimum bid requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with NASDAQ’s minimum bid requirement for continued listing. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive business days, NASDAQ may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else NASDAQ may make a determination to delist our common stock. Our stock traded for less than $1.00 for 30 consecutive business days, and we received notice of this from NASDAQ on March 9, 2015. We were unable to cure this situation in the course of 2015 and the Nasdaq Hearings Panel gave us until March 7, 2016 to cure the situation. On February 19, 2016, Odyssey implemented a 1-for-12 reverse stock split to raise the market price per share. As of March 7, 2016 we regained compliance with NASDAQ’s minimum bid requirement.

Another requirement for continued listing on the NASDAQ Capital Market is to maintain our market capitalization above $35.0 million. On May 23, 2016 we received communication from NASDAQ notifying us our market capitalization had been below the minimum of $35.0 million for 30 consecutive days. Accordingly, NASDAQ provided us a period of 180 days in which to regain compliance. On November 22, 2016 NASDAQ notified us that we continued the non-compliance with the minimum market value requirement for continued listing, unless we requested a timely hearing before the NASDAQ Hearing Panel. A hearing was scheduled for February 2, 2017. As of Friday, January 27, 2017, our market capitalization remained greater than the required $35.0 million for ten consecutive trading days. On January 30, 2017 we received a confirmation from NASDAQ affirming the deficiency has been cured, and that we are in compliance with all applicable listing standards.

Failure by the company to maintain compliance with the above-mentioned and other NASDAQ continued listing requirements may lead to the de-listing of the company from the NASDAQ Capital Market. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

We may be exposed to cyber security risks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our offices in Tampa, Florida where we lease 11,772 square feet of office space. This corporate office space is located in a building that we previously owned. We lease our corporate office space from Monaco Financial, LLC, a related party, for $20,080 per month. We currently do not own any buildings or land. We believe our current leased facility is sufficient for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

See the information, if any, set forth under the heading “Admiralty Legal Proceedings” in Part I, Item 1of this report for disclosure regarding certain admiralty legal proceedings in which Odyssey has been involved. Such information is hereby incorporated by reference into this Part I, Item 3.

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

	Price (1)
	High	Low
Quarter Ended
March 31, 2015	$12.84	$6.12
June 30, 2015	$9.24	$4.80
September 30, 2015	$5.88	$3.12
December 31, 2015	$7.80	$2.76
Quarter Ended
March 31, 2016	$7.29	$1.80
June 30, 2016	$9.36	$1.85
September 30, 2016	$4.39	$2.00
December 31, 2016	$5.07	$3.16

(1)	These prices have been adjusted to reflect a 1-for-12 reverse stock split that became effective on February 19, 2016.

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at January 25, 2017 was 130. This does not include stockholders that hold their stock in accounts included in street name with broker/dealers which approximates 10,700 stockholders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2016.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2016.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2016	2015	2014	2013	2012
Results of Operations
Revenue	$4,683	$5,330	$1,323	$23,914	$13,198
Net income (loss)	(6,316)	(18,207)	(26,473)	(10,741)	(18,184)
Earnings (loss) per share – basic	(0.84)	(2.46)	(3.74)	(1.61)	(3.00)
Earnings (loss) per share – diluted	(0.84)	(2.46)	(3.74)	(1.61)	(3.00)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$5,084	$6,913	$25,090	$51,461	$26,897
Long-term obligations	4,336	3,141	11,808	5,662	4,011
Shareholder’s equity (deficit)	(31,103)	(25,549)	(10,404)	13,207	(20,759)

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

See NOTE M regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2016, 2015 and 2014, all of which included a twelve-month period ended December 31.

2016 Compared to 2015

Increase/(Decrease)			2016 vs. 2015
(Dollars in millions)	2016	2015	$	%
Total revenue	$4.7	$5.3	$(0.6)	(12%)

Cost of sales	$0.0	$1.4	$(1.4)	(100%)
Marketing, general and administrative	7.9	11.5	(3.5)	(31)
Operations and research	8.3	11.4	(3.2)	(28)
Gain on sale of marine assets	(1.0)	0.0	(1.0)	(100)
Common stock issued for subsidiary stock option settlement	0.0	2.5	(2.5)	(100)

Total operating expenses	$15.2	$26.8	$(11.7)	(43%)

Other income (expense)	$1.5	$0.3	$1.2	440%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$2.8	$3.0	$(0.3)	(9%)

Net income (loss)	$(6.3)	$(18.2)	$11.9	65%

Revenue

Current revenue is generated from chartering or leasing our marine exploration equipment, vessel and services. Total revenue decreased by $0.6 million from $5.3 million in 2015 to $4.7 million in 2016. The 2016 revenue is from providing customers deep-sea surveying services as well as a shipwreck search and recovery operation. $3.4 million of the revenue in 2015 resulted from providing marine exploration services to third parties, primarily for a shipwreck recovery project in the fourth quarter, and $1.9 million of the 2015 revenue resulted from the sale of inventory items such as coins.

Cost and Expenses

Cost of sales consist of shipwreck recovery costs, grading, conservation, packaging, and shipping costs associated with recovered cargo and merchandise sales. Cost of sales is recorded for the sale of each Republic coin or the sale of merchandise and other items owned by us. We did not have inventory in 2016 therefore we did not incur any cost of sales. See NOTE R for further information. The 2015 cost of sales is primarily due to the write-down of our SS Gairsoppa silver bar inventory to keep in line with the decline in world silver prices as well as increased unit sales of SS Republic coins from our inventory.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased from $11.5 million in 2015 to $7.9 million in 2016. This decrease of $3.6 million in 2016 is primarily due to (i) a reduction in corporate staffing of $0.9 million, (ii) reduced legal fees of $0.4 million which were greater in 2015 due to transaction costs related to the Stock Purchase Agreement with MINOSA, (iii) reduction of $0.6 million in share-based compensation primarily due to the accelerated vesting of restricted stock units related to the retirement of the Company’s General Counsel in June 2015 as well as the reduction in outstanding instruments, (iii) $0.2 reduction is outside contracted services, (iv) $0.9 million reduction in professional services primarily related to the asset sale that occurred on December 10, 2015 and (v) a $0.5 million due to our corporate cost reduction initiatives.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine Operations, which include all vessel and charter operations. Operations and research expenses were $8.3 million in 2016 as compared to $11.4 million 2015. The decrease of $3.1 million in 2016 is primarily due to (a) lower costs in 2016 associated with the Dorado Discovery vessel which incurred charter related costs in 2015 of approximately $1.0 million, (b) a reduction in outside contract labor related due to greater amount of 2015 operations of our vessel, Odyssey Explorer, and its related sale in 2016, (c) $0.5 million reduction in mineral professional services that was related to the preparation of our environmental application in 2015 and (d) a 2015 Odyssey Explorer dry dock maintenance cost of $1.0 million that did not occur in 2016. Operations and research, other for 2016 of $1.0 million is a gain resulting from the sale of two marine assets. Of this gain, $0.8 million is a non-cash gain resulting from the settlement of trade debt.

We issued common stock for subsidiary stock option settlement of $2.5 million in 2015. This represented the cost of exchanging 0.3 million newly issued shares of our common stock for cancelling MAKO Resources’ call option on 6 million shares of Oceanica held by us. This transaction ensured that we maintained majority control over Oceanica.

Other Income or Expense

Other income and expense has generally consisted of interest expense and derivative fair value accounting associated with certain of our convertible instruments. Total other income or expense changed from net other income of $0.3 million in 2015 to net other income of $1.5 million in 2016. 2016 includes a gain on change in derivative fair value of $3.4 million mainly related to our Monaco Financial, LLC (“Monaco”) loans, interest expense of $2.4 million and other income of $0.5 million which is primarily the deferred revenue from an expired call option as described in NOTE L. In 2016, we entered into a new loan with Monaco whereby there was removal of the protection on the conversion price as well as a reduction in the conversion price at which the loans can be converted by Monaco into up to 3,174,603 shares of Oceanica held by us. Components of the $3.4 million are mainly comprised of change in stock price, volatility and the reversal of the derivative due to the cessation of the conversion price protection that no longer exists related to our Monaco notes (See NOTE I). On December 10, 2015, we extinguished a significant amount of debt in connection with a transaction with Monaco (See NOTE R for further information). This debt extinguishment resulted in a one-time gain of $5.6 million. This 2015 gain was largely off-set by (a) interest expenses of $4.6 million, which increased in 2015 as a result of a larger interest-bearing debt balance throughout the year and to a higher average interest rate on the loans, and (b) to a $1.2 million expense resulting from the change in the fair value of the derivative liabilities ($0.5 million related to the change in the stock price/volatility and $0.7 million related to other changes such as the interest rate). The major new debt obligations that impacted the interest expense in 2015 were the $10.0 million loan advanced from Monaco in the second half of 2014, and the $14.75 million loan from MINOSA in the first half of 2015. These loans carry an interest rate ranging between 8-11%. We retired all the Bank loans ($11.7 million) as part of the Monaco transaction on December 10, 2015, See NOTE R.

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2016 or 2015. We are the controlling shareholder of our foreign subsidiary, Oceanica Resources S. de R.L. (“Oceanica”). Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in 2016 was $2.8 million compared to $3.0 million in the same period in 2015. In both years, our subsea mineral exploration subsidiary was engaged in environmental studies, preparation and support of the Don Diego EIA (Environmental Impact Assessment). The expenses in both years are comprised of land-based operational professional services and normal administrative expenses.

Liquidity and Capital Resources

(Dollars in thousands)	2016	2015
Summary of Cash Flows:
Net cash (used) by operating activities	$(8,305)	$(17,164)
Net cash provided by investing activities	70	800
Net cash provided by financing activities	7,656	15,462

Net (decrease) in cash and cash equivalents	$(579)	$(902)
Beginning cash and cash equivalents	2,241	3,144

Ending cash and cash equivalents	$1,662	$2,241

Discussion of Cash Flows

Net cash used by operating activities in 2016 was $8.3 million, or an improvement of $8.9 million compared to 2015, primarily as a result of an improvement in the net result before adjustment for the non-controlling interest. The 2016 operating cash flows primarily reflected a net loss before non-controlling interest of $9.1 million offset by non-cash items of $1.2 million which include share-based compensation of $1.7 million, depreciation and amortization of $1.1 million, change in derivative fair values of ($3.4 million), non-cash gain on sale marine equipment of ($1.0 million) and other items , which includes, interest accretion, prior year director fees settled with equity and other, for $0.4 million. Other working capital changes (including non-current assets) resulted in an increase in working capital of $2.0 million. This is primarily a result of a $2.3 million increase in accrued expense offset by a net decrease in other items of ($0.3 million). The change in accrued expenses is mainly due to the increase of accrued interest on our financial debt.

Net cash used by operating activities in 2015 was $17.2 million, or an improvement of $11.4 million compared to 2014, primarily as a result of an improvement in the net result before adjustment for the non-controlling interest. The 2015 operating cash flows primarily reflected a net loss before non-controlling interest of $21.3 million offset by non-cash items of $4.7 million including common stock issued for subsidiary stock option settlement ($2.5 million, see NOTE H), depreciation and amortization ($1.4 million), share-based compensation ($2.7 million), notes payable interest accretion ($2.3 million), and the change in the fair value of derivative liabilities ($1.2 million, see NOTE H), a gain on the transfer of assets and settlement of debt ($5.6 million, See NOTE R for further information). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $0.6 million. This primarily included a decrease in accounts payable in 2015 of $3.5 million and an increase in accrued expenses and other of $2.0 million which were in turn partially offset by a decrease in inventory of $1.2 million from increased coin sales, and increase in accounts receivable of $0.6 million, and a decrease in other assets of $0.3 million.

Cash flows from investing activities in 2016 were $0.1 million as the result of the sale of our vessel, Odyssey Explorer, offset mainly by purchases of marine equipment.

Cash flows from investing activities in 2015 were $0.8 million as the result of the sale of our Nassau Street building in March 2015. No major equipment purchases were made in 2015.

Cash flows provided by financing activities in 2016 were $7.7 million. During this period, we borrowed $6.0 million from Epsilon (see NOTE I) and $1.8 million from Monaco (See NOTE I). The $7.8 million of new debt was offset in part by $0.1 million of payments on financing arrangements.

Cash flows provided by financing activities in 2015 were $15.5 million. During this period, we borrowed $14.75 million from MINOSA (see NOTE I) and $2.0 million from Monaco (See NOTE R for further information). On December 10, 2015, we settled all of the Bank loans which resulted in the release of $0.5 million that had been required to be maintained in a restricted bank account to service these Bank loans. These cash inflows were partially offset by repayment of debt obligations which included $0.7 million in mortgage payable reductions after the sale of our Nassau Street building and an additional $1.1 million in payments on the term loan from Fifth Third Bank.

General Discussion 2016

At December 31, 2016, we had cash and cash equivalents of $1.7 million, a decrease of $0.6 million from the December 31, 2015 balance of $2.2 million. This decrease was mainly the result of an $8.9 million change in cash used in operations. However, this improved change in cash used from operations of $8.9 million was offset with an increase in debt financing of $7.8 million.

In March 2016, Monaco agreed to lend us an additional $1.825 million. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is payable on April 1, 2018. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all marine technology and assets in our possession or control used for offshore exploration, including deep-tow search systems, winches, multi-beam sonar, and other equipment. We unconditionally and irrevocably guaranteed all obligations of Odyssey and its subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. See NOTE I for further information.

In March 2016 we entered into a Note Purchase Agreement (“Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). Pursuant to the Purchase Agreement, Epsilon loaned us $3.0 million. The indebtedness bears interest at a rate of 10% per annum and is due on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount is included in the loan balance. In pledge agreements related to this loan, we granted security interests to Epsilon in (a) the 54.0 million cuotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. In October 2016, OME entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon. In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million evidenced by secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. This additional $3.0 million was funded in 2016. See NOTE I for further detailed information.

During the year, we sold our vessel, Odyssey Explorer, and another marine asset for a gain of $1.0 million. Included in this $1.0 million gain is a non-cash gain of $0.8 million which includes a debt settlement of $0.5 million and receipt of a marine asset for $0.3 million. The Odyssey Explorer was nearing the end of her career whereas funding the annual maintenance to keep her seaworthy was not as advantageous than chartering vessels of opportunity that are on the market due to the down turn in ocean related markets such as oil and gas.

Since SEMARNAT initially declined to approve the Don Diego environmental permit application in April 2016, we have been supporting the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned. The process is expected to conclude in 2017.

2015 Compared to 2014

Increase/(Decrease)			2015 vs. 2014
(Dollars in millions)	2015	2014	$	%
Total revenue	$5.3	$1.3	$4.7	303%

Cost of sales	$1.4	$0.2	$1.2	486%
Marketing, general and administrative	11.5	9.8	1.7	17
Operations and research	11.4	19.5	(8.0)	(41)
Common stock issued for subsidiary stock option settlement	2.5	0.0	2.5	100

Total operating expenses	$26.8	$29.5	$(2.6)	(9%)

Other income (expense)	$0.3	$(1.0)	$1.2	(129%)

Income tax benefit (provision)	$0.0	$0.5	$(0.5)	(100%)

Non-controlling interest	$3.0	$2.2	$0.9	39%

Net income (loss)	$(18.2)	$(26.5)	$8.3	(31%)

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

Although significant quantities of gold and silver cargo items were recovered from the SS Central America shipwreck in 2014, the recovered cargo remains the property of RLP, and no revenues were recognized in 2014 or 2015 from this project because any amounts can only be measured upon monetization of the recovered cargo. Our financial interests in the eventual net proceeds from the monetization of the recovered cargo from the SS Central America shipwreck were sold to Monaco Financial, LLC in December 2015 (See NOTE R for further information), thus no revenue is expected to be recognized from the recovered cargo in the future. Several other assets and inventory items were sold to Monaco as part of the transaction with Monaco. The sales of these other assets were not recorded as revenues.

Cost and Expenses

Cost of sales was recorded for the sale of each Republic coin or the sale of merchandise and other items previously owned by us. We acquired non-refined Gairsoppa silver bars from the UK government. Cost of sales increased from $0.2 million in 2014 to $1.4 million in 2015. The increase in 2015 is due to a write-down on our inventory of SS Gairsoppa silver bars in line with a decline in world silver prices and to increased unit sales of SS Republic coins from our inventory.

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

Common stock issued for subsidiary stock option settlement was $2.5 million in 2015 compared to nil in 2014. This represents the cost of exchanging 0.3 million newly issued shares of our common stock for cancelling MAKO Resources’ call option on 6 million shares of Oceanica held by us. This transaction ensured that we maintained majority control over Oceanica.

Other Income or Expense

Other income and expense has generally consisted of interest expense and derivative fair value accounting associated with certain of our convertible instruments. Total other income or expense changed from net other expense of $1.0 million in 2014 to net other income of $0.3 million in 2015 primarily as a result of a gain on the extinguishment of debt in 2015. On December 10, 2015, we extinguished a significant amount of debt in connection with a transaction with Monaco Financial, LLC (See NOTE R for further information). This debt extinguishment resulted in a one-time gain of $5.6 million. This 2015 gain was largely off-set by (a) interest expenses of $4.6 million, which increased in 2015 as a result of a larger interest-bearing debt balance throughout the year and to a higher average interest rate on the loans, and (b) to a $1.2 million expense resulting from the change in the fair value of the derivative liabilities ($0.5 million related to the change in the stock price/volatility and $0.7 million related to other changes such as the interest rate). The major new debt obligations impacting the interest expense in 2015 are the $10 million loan advanced from Monaco in the second half of 2014, and the $14.75 million loan from MINOSA in the first half of 2015. These loans carry an interest rate ranging between 8-11%. We retired all the Bank loans ($11.7 million) as part of the Monaco transaction on December 10, 2015. In 2014, there was an expense of $0.5 million related to an increased investment in Neptune. No further investment in Neptune has been made since then.

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2015 or 2014. Although we have had significant tax loss carryforwards, we incurred alternative minimum taxes related to the sale of subsidiary stock in 2013. As a result of an IRS private letter ruling, we reversed a $0.5 million provision in 2014 for income taxes made in 2013.

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

Discussion of Cash Flows

Net cash used by operating activities in 2015 was $17.2 million, or an improvement of $11.4 million compared to 2014, primarily as a result of an improvement in the net result before adjustment for the non-controlling interest. The 2015 operating cash flows primarily reflected a net loss before non-controlling interest of $21.3 million offset by non-cash items of $4.7 million including common stock issued for subsidiary stock option settlement ($2.5 million, see NOTE M), depreciation and amortization ($1.4 million), share-based compensation ($2.7 million), notes payable interest accretion ($2.3 million), and the change in the fair value of derivative liabilities ($1.2 million, see NOTE H), a gain on the transfer of assets and settlement of debt ($5.6 million, see NOTE R for further information). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $0.6 million. This primarily included a decrease in accounts payable in 2015 of $3.5 million and an increase in accrued expenses and other of $2.0 million which were in turn partially offset by a decrease in inventory of $1.2 million from increased coin sales, and increase in accounts receivable of $0.6 million, and a decrease in other assets of $0.3 million.

Net cash used by operating activities for 2014 was $28.6 million. The 2014 operating cash flows primarily reflected a net loss before non-controlling interest of $28.7 million offset in part by non-cash items of $7.4 million including depreciation and amortization of $5.5 million ($3.0 million of which was an asset impairment charge to depreciation resulting from the termination of the Dorado Discovery charter), share-based compensation ($2.2 million), notes payable interest accretion ($0.6 million), and increased by non-cash items such as fees/interest paid with stock ($0.1 million), and the change in the fair value of derivative liabilities ($1.0 million, see NOTE H). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $5.7 million. This primarily included an increase in accounts receivable in 2014 of $6.3 million mainly due to the recoupment of SS Central America project costs. A $2.5 million decrease in accrued expenses in 2014 resulted primarily from the payment of $1.3 million to the UK on the Gairsoppa project and the payment of other 2013 accruals, including the 2013 employee bonus. Other changes in working capital in 2014 included a $2.0 million decrease in other assets including prepaid expenses and deposits on equipment, a $0.3 million increase in inventory and a $0.2 million decrease in accounts payable.

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

Cash flows provided by financing activities in 2015 were $15.5 million. During this period, we borrowed $14.75 million from MINOSA (see NOTE I) and $2.0 million from Monaco (See NOTE R for further information). On December 10, 2015, we settled all of the Bank loans which resulted in the release of $0.5 million that had been required to be maintained in a restricted bank account to service these Bank loans. These cash inflows were partially offset by repayment of debt obligations which included $0.7 million in mortgage payable reductions after the sale of our Nassau Street building and an additional $1.1 million in payments on the term loan from Fifth Third Bank.

Cash flows provided by financing activities for 2014 were $13.3 million. In 2014, we received $10.0 million from a loan from our marketing partner, Monaco Financial, LLC., a related party (see NOTE I). In 2014, we also received $7.7 million of cash advances on a new $10.0 million credit facility with Fifth Third Bank related to recovered cargo from shipwrecks. These cash inflows were offset by repayment of debt obligations which included $3.1 million in short term convertible notes payable reductions and an additional $1.0 million in payments on the term loan from Fifth Third Bank. The 2013 $10.0 million Gairsoppa project loan was paid off in 2014 using $10.0 million in restricted cash held at Fifth Third Bank. The remaining cash flows used for financing activities were mortgage and financed asset payments.

General Discussion 2015

At December 31, 2015, we had cash and cash equivalents of $2.2 million, a decrease of $0.9 million from the December 31, 2014 balance of $3.1 million. This decrease was mainly the result of cash used in operations. Although there were significant cash inflows from financing activities ($15.5 million), operating activities consumed $16.4 million of cash.

In March 2015, we entered into a $14.75 million loan agreement with Minera del Norte S.A. de c.v. (“MINOSA”) pursuant to a Stock Purchase Agreement (“SPA”) with its affiliate, Penelope Mining LLC (“Penelope”) (See NOTE I). This agreement was subsequently approved by our stockholders at the June 9, 2015 Annual Stockholders’ Meeting. The SPA is subject to many terms and conditions that have not been fulfilled yet, thus at the date of this report, Penelope has not yet made any of the equity investments under the SPA. The loan agreement was amended in 2015 and subsequently in 2016. The maturity date has been extended several times with a current maturity date of March 18, 2017, see NOTE I for further information. Two representatives of affiliates of MINOSA were elected to the Odyssey Board of Directors on June 9, 2015 and various Mexican representatives of affiliates of MINOSA have been assisting us and our subsidiaries with the development and environmental permitting process for the mineralized phosphate concession area held in Mexico by one of our subsidiaries.

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

Due to delays in obtaining government permits for specific projects in 2015, the Odyssey Explorer was kept at a reduced operational and cost level for much of 2015. The main operational activity of the vessel occurred in the fourth quarter of 2015 when it worked under contract on the recovery of shipwreck cargo for a third-party client in the eastern part of the Mediterranean Sea. On December 10, 2015, we sold our shipwreck database, our exhibit activity, our merchandise and recovered cargo inventory, our headquarters building, 50% of our ownership in and 50% its receivables from Neptune Minerals, Inc., and our financial interest in the recovered cargo from the SS Central America shipwreck in exchange for cash and a reduction of our financial debt obligations (see NOTE R). We retained all our marine exploration tools and equipment (vessel, equipment, trained personnel, etc.). With the exception of a few shipwreck projects that we retained (such as the HMS Victory project), our role in the shipwreck business going forward is to primarily be a contractor providing search and recovery services on a cost plus basis while earning a pre-defined share of net proceeds from the monetization of cargo by the client. This one client is Magellan Offshore Services (“Magellan”), an affiliate of Monaco. As part of this agreement, Magellan has agreed to exclusively hire us on a “cost plus” basis for any shipwreck search and recovery projects conducted in the next five years. In turn, we agreed not to pursue the shipwrecks included in the data base sold to Magellan. Magellan will also pay us 21.25% of the net proceeds from any monetization of recovered cargo. If Magellan elects to participate in funding the recovery costs of the few shipwreck projects we retained for ourselves, then it will have the right to receive up to 50% of our net proceeds from these projects, if any.

Financial debt of the company, excluding the derivative component of such debt, decreased by $3.0 million in 2015, from a balance of $21.2 million at December 31, 2014 to a balance of $18.2 million at December 31, 2015. From March 11, 2015, through June 30, 2015, we received loans from MINOSA for a total amount of $14.75 million. On December 10, 2015, we settled all remaining Bank debt in the amount of $11.7 million and we reduced the amount of the loans due to Monaco (see NOTE R for further information). Additional financial debt reductions resulted from $1.0 million in scheduled semi-annual payments on our Term Loan with Fifth Third Bank in January and July 2015, and $0.7 million of mortgage payments, the bulk of which paid off our Nassau Street building mortgage upon the sale of that building in March 2015.

Financings

Stock Purchase Agreement

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the “MINOSA”). The Purchase Agreement provides for us to issue and sell to the Investor shares of preferred stock in the amounts and at the prices set forth below (the numbers set forth below have been adjusted to reflect the 1-for-12 reverse stock split of February 19, 2016):

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

The purchase and sale of 2,916,667 shares of Series AA-1 Preferred Stock at an initial closing and for the purchase and sale of the remaining 5,510,337 shares of Series AA-1 Preferred Stock according to the following schedule, is subject to the satisfaction or waiver of specified conditions set forth in the Purchase Agreement:

Date	No. Series AA-1 Shares	Total Purchase Price
March 1, 2016	1,806,989	$21,683,868
September 1, 2016	1,806,989	$21,683,868
March 1, 2017	1,517,871	$18,214,446
March 1, 2018	378,488	$4,541,856

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at December 31, 2016 was $14.75 million.

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

Other Notes and Loans

On July 11, 2008, we entered into a mortgage loan with Fifth Third Bank. Pursuant to the Loan Agreement, we borrowed $2,580,000. The loan accrued interest at a variable rate equal to the prime rate plus three-fourths of one percent (0.75%) per annum. The loan had an initial maturity date of July 11, 2013, and required monthly principal payments in the amount of $10,750 plus accrued interest. This loan was secured by a restricted cash balance as well as a first mortgage on our corporate office building. This loan contains customary representations and warranties, affirmative and negative covenants, conditions, and other provisions. In July 2013 when the above noted mortgage was scheduled to mature, we extended it on substantially the same terms that previously existed. This loan was again amended in September 2015 whereby the new maturity date was set at December 17, 2015. This loan was settled in full on December 10, 2015 in connection with the transaction with Monaco. The balance of this loan at December 31, 2015 was $0.

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

On August 14, 2014, we entered into a loan agreement with Monaco that provided for loans of up to an aggregate amount of $10.0 million. The full amount was loaned to us in the second half of 2014. On December 1, 2014, we received the third tranche of $2.5 million on this loan facility. Advances under the loan agreement bear interest at a rate of 8.0% for the first year and 11.0% thereafter. The credit facility provides for monthly payments of interest only, with the principal amount and all accrued interest due and payable on August 14, 2016. As further consideration for the credit facility, we agreed to assign to the lender 100,000 shares Odyssey owns in Oceanica Resources and granted the lender the right to convert the outstanding loan balance into shares of Oceanica Resources or to purchase additional shares of Oceanica Resources from Odyssey if the loan is repaid. Odyssey’s obligations under the credit facility are secured by specified assets, including a portion of Odyssey’s shares in Oceanica Resources, and by any residual in Odyssey’s financial interest in the proceeds from the monetization of SS Central America cargo after repayment of the Bank loan. Our obligation to repay the principal and accrued interest may be accelerated at the option of the lender if an event of default, as specified in the loan agreement, occurs. We may prepay the outstanding loan balance before the maturity date. In connection with the transaction we completed with Monaco on December 10, 2015, the parties extinguished $2.2 million of the Monaco loan, ceased interest on $5.0 million of the loans and made them only repayable under certain circumstances, and extended the maturity of the remaining $2.8 million of loans to December 31, 2017. Subsequently, the maturity date has been amended to April 1, 2018. (See NOTE I). As of December 31, 2016, the loan balance outstanding was $2.8 million.

In August 2015, we amended our term loan with Fifth Third Bank (the “Bank”) setting the maturity date on the loan at December 17, 2015. In January and July 2014 and 2015 we made required semi-annual principal payments of $500,000 on the loan. This loan was settled in full on December 10, 2015 in connection with the transaction with Monaco. The balance of this loan at December 31, 2015 was $0.

During October 2015 we entered into a loan agreement with Monaco Financial, LLC (“Monaco”) to provide up to $2.0 million. We received the initial advance of $1.0 million on October 30, 2015. The second $1.0 million was conditional upon entering into a definitive agreement relating to their acquisition of certain assets from us, subject to their obligation to satisfy certain of our indebtedness. On December 10, 2015, Odyssey, Monaco, and certain affiliates of Monaco entered into and completed the transactions contemplated by an acquisition agreement (the “Acquisition Agreement”) pursuant to which, among other things, we sold certain assets to Monaco and its affiliates, and Monaco (a) repaid our indebtedness for borrowed money owed to a bank, (b) reduced the amount of indebtedness owed by us to Monaco and agreed to certain modifications regarding the remaining indebtedness, and (c) applied the amount of advances previously made by Monaco to us, as well as additional cash, to the consideration paid to us for the transaction. More significantly, Monaco advanced the additional $1.0 million to us, extinguished the $2.0 million loan it had made to us in the fourth quarter of 2015, settled in full all of our three bank loans ($11.7 million), and amended or extinguished certain loans made in 2014 by Monaco to us (extinguished $2.2 million of the loans, ceased interest on $5.0 million of the loans and made it only repayable under certain circumstances, and extended the maturity of the remaining $2.8 million of loans to December 31, 2017. In 2015, this maturity date of December 31, 2017 has been amended to April 1, 2018. (See NOTE I).

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

Accounting considerations: Note Purchase Agreement

We have accounted for this agreement as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”), ASC 815 Derivatives and Hedging (“ASC 815”) and ASC 320 Property, Plant and Equipment (“ASC 320”).

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the commitment date, therefore a BCF of $96,000 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the year ended December 31, 2016, interest expense related to the discount in the amount of $75,456 was recorded.

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million of secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share.

As an inducement for the issuance of the additional $3.0 million of promissory notes, we also delivered to Epsilon a common stock purchase warrant (the “Warrant”) pursuant to which Epsilon has the right to purchase up to 120,000 shares of our common stock at an exercise price of $3.52 per share, which exercise price represents the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the day on which the Warrant was issued. Epsilon may exercise the Warrant in whole or in part at any time during the period ending October 1, 2021. The Warrant includes a cashless exercise feature and provides that, if Epsilon is in default of its obligations to fund any advance pursuant to and in accordance with the Restated Note Purchase Agreement, then, thereafter, the maximum aggregate number of shares of common stock that may be purchased under the Warrant shall be the number determined by multiplying 120,000 by a fraction, (a) the numerator of which is the aggregate principal amount of advances that have been extended to the OME by Epsilon pursuant to the Restated Note Purchase Agreement on or after the date of the Warrant and prior to the date of such failure and (b) the denominator of which is $3.0 million.

Accounting considerations: Loan Modification

We evaluated for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”), ASC 815 Derivatives and Hedging (“ASC 815”) and ASC 320 Property, Plant and Equipment (“ASC 320”). This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. Additionally, the warrant agreement did not contain any terms or features that would preclude equity classification. We were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The allocations of the three additional tranches were as follows.

	Tranche 3	Tranche 4	Tranche 5
Promissory Note	$981,796	$939,935	$1,000,000
Beneficial Conversion Feature (“BCF”)*	18,204	60,065	—

Proceeds	$1,000,000	$1,000,000	$1,000,000

A beneficial conversion feature arises when the calculation of the effective conversion price is less than the Company’s stock price on the date of issuance. Tranche 5 did not result in a BCF because the effective conversion price was greater than the company’s stock price on the date of issuance.

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712.

On January 25, 2017 Epsilon provided notice it will convert the original $3.0 million advanced plus accrued interest under the Restated Note at $5.00 per share in accordance with the terms of the restated note.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. On May 23, 2016 we received NASDAQ communication notifying us our market capitalization was below the required minimum of $35.0 million for 30 consecutive days. We had 180 days to regain compliance in which we did not. A hearing was scheduled with NASDAQ for February 2017 per NASDAQ’s procedures. Before the hearing took place, on January 30, 2017 we received a confirmation from NASDAQ affirming the deficiency has been cured, and that we are in compliance with all applicable listing standards. Our 2017 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. In February 2017 we executed a letter of intent for a financing agreement with an affiliate of our related party, Monaco Financial, LLC for up to $5.0 million of which we received $750,000, see NOTE T. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at December 31, 2016 was $1.6 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at December 31, 2016 of $24.5 million. Our largest loan of $14.75 million from MINOSA has a maturity date of March 18, 2017. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was $5.1 million at December 31, 2016 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit of the coast of Mexico. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2016.

Critical Accounting Estimates

The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See NOTE A to the Consolidated Financial Statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

Long-Lived Assets

On December 10, 2015, we sold a significant amount of our long-lived assets (See NOTE R for further information). As of December 31, 2016, we had approximately $1.8 million of net property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2016. As required by the ASC topic for Accounting for Income Taxes, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $69.5 million has been recorded as of December 31, 2016.

Allowance for Doubtful Accounts

In determining the collectability of our accounts receivable, we need to make certain assumptions and estimates. Specifically, we may examine accounts and assess the likelihood of collection of particular accounts. On December 10, 2015, we sold a significant part of our accounts receivable (See NOTE R for further information).

Derivative Financial Instruments

In evaluating fair value of derivative financial instruments, there are numerous assumptions which management must make that may influence the valuation of the derivatives as included in the financial statements. See NOTE H.

Contractual Obligations

At December 31, 2016, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$4,336	$—	$4,336	$—	$—
Operating lease	482	241	241
Interest on long-term obligations	612	491	121	—	—

Total contractual obligations	$5,430	$732	$4,698	$—	$—

Long-term obligations represent the amount due on our existing loans as described above.

We entered into a three year operating lease for our headquarter offices with Monaco Financial, LLC, a related party. This is pursuant to the acquisition agreement we entered into with them on December 10, 2015. The operating lease is cancellable upon nine months notice. See NOTE I and NOTE R.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file with or furnish to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and Interim CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that we are able to collect process and disclose the information we are required to disclose in the reports we file with the SEC within required time periods.

Internal Controls over Financial Reporting

Management’s report on our internal controls over financial reporting can be found in the financial statement section of this report. There have been no significant changes in the Company’s internal controls over financial reporting as of December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 6, 2017.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2016, 2015, and 2014. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, 2015, and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the consolidated financial statements, the Company has incurred significant losses and they may be unsuccessful in raising the necessary capital to fund operations and capital expenditures. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our report is not modified with respect to that matter.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.

FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.

Certified Public Accountants

Tampa, Florida

March 1, 2017

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,662,643	$2,241,317
Restricted cash	10,000	—
Accounts receivable and other, net	473,806	801,575
Other current assets	609,462	502,698

Total current assets	2,755,911	3,545,590

PROPERTY AND EQUIPMENT
Equipment and office fixtures	17,188,699	22,460,256
Marine asset held for sale	416,329	—
Accumulated depreciation	(15,809,774)	(19,633,420)

Total property and equipment	1,795,254	2,826,836

NON-CURRENT ASSETS
Other non-current assets	532,500	540,590

Total non-current assets	532,500	540,590

Total assets	$5,083,665	$6,913,016

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,397,347	$1,567,620
Accrued expenses and other	5,078,125	4,265,456
Deferred income and revenue participation rights	—	383,148
Derivative liabilities	—	3,402,416
Loans payable	20,731,807	15,058,845

Total current liabilities	27,207,279	24,677,485

LONG-TERM LIABILITIES
Loans payable	4,335,501	3,140,787
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	8,979,251	7,784,537

Total liabilities	36,186,530	32,462,022

Commitments and contingencies (NOTE P)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Preferred stock series D convertible – $.0001 par value; 0 and 20,200 shares authorized, respectively, and 0 issued and outstanding for each period end	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 7,718,366 and; 7,541,111 issued and outstanding	772	754
Additional paid-in capital	207,962,346	204,438,148
Accumulated deficit	(226,950,436)	(220,634,415)

Total stockholders’ equity/(deficit) before non-controlling interest	(18,987,318)	(16,195,513)
Non-controlling interest	(12,115,547)	(9,353,493)

Total stockholders’ equity/(deficit)	(31,102,865)	(25,549,006)

Total liabilities and stockholders’ equity/(deficit)	$5,083,665	$6,913,016

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2016	12 Month Period Ended December 31, 2015	12 Month Period Ended December 31, 2014
REVENUE
Recovered cargo sales and other	$7,057	$1,943,709	$1,271,398
Exhibit	—	58,352	51,484
Expedition	4,675,978	3,328,190	—

Total revenue	4,683,035	5,330,251	1,322,882

OPERATING EXPENSES
Cost of sales – recovered cargo and other	—	1,447,331	247,087
Operations and research	8,267,401	11,428,506	19,477,227
Gain on sale of marine assets	(992,595)	—	—
Marketing, general and administrative	7,959,122	11,458,528	9,791,260
Common stock issued for subsidiary stock option settlement	—	2,520,000	—

Total operating expenses	15,233,928	26,854,365	29,515,574

LOSS FROM OPERATIONS	(10,550,893)	(21,524,114)	(28,192,692)
OTHER INCOME OR (EXPENSE)
Interest income	—	137	25,302
Interest expense	(2,396,994)	(4,551,799)	(1,560,254)
Change in derivative liabilities fair value	3,402,416	(1,175,971)	1,001,679
(Loss) from unconsolidated entity	—	—	(522,500)
Gain on debt extinguishment	—	5,611,907	—
Other	467,396	388,595	104,922

Total other income or (expense)	1,472,818	272,869	(950,851)

LOSS BEFORE INCOME TAXES	(9,078,075)	(21,251,245)	(29,143,543)
Income tax benefit (provision)	—	—	481,055

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(9,078,075)	(21,251,245)	(28,662,488)
Non-controlling interest	2,762,054	3,044,082	2,189,374

NET (LOSS)	$(6,316,021)	$(18,207,163)	$(26,473,114)

LOSS PER SHARE
Basic and diluted	$(0.84)	$(2.46)	$(3.74)
Weighted average number of common shares outstanding
Basic and diluted	7,564,082	7,413,602	7,072,553

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2016	12 Month Period Ended December 31, 2015	12 Month Period Ended December 31, 2014
Preferred Stock, Series D – Shares
At beginning of year	—	2,700	2,700
Preferred stock converted to common	—	(2,700)	—

At end of year	—	—	2,700

Common Stock – Shares
At beginning of year	7,541,111	7,131,875	6,990,215
Preferred stock converted to common	—	2,700	—
Common stock issued for subsidiary stock option settlement	—	333,333	—
Common stock issued for settlement of senior convertible notes	—	—	107,512
Common stock issued for services	177,255	66,525	34,148
1 for 12 reverse stock split share round up	—	6,678	—

At end of year	7,718,366	7,541,111	7,131,875

Preferred Stock, Series D
At beginning of year	$—	$3	$3
Preferred stock converted to common	—	(3)	—

At end of year	$—	$—	$3

Common Stock
At beginning of year	$754	$8,558	$8,388
Preferred stock converted to common	—	3	—
Common stock issued for subsidiary stock option settlement	—	400	—
Common stock issued for settlement of senior convertible notes	—	—	129
Common stock issued for services	18	80	41
Effect of 1 for 12 reverse stock split	—	(8,287)	—

At end of year	$772	$754	$8,558

Paid-in Capital
At beginning of year	$204,438,148	$198,323,630	$193,272,576
Common stock issued for settlement of senior convertible notes	—	—	2,420,734
Common stock issued for services	354,155	98,534	—
Share-based compensation	1,662,969	2,348,751	2,380,320
Fair value of warrants attached convertible debt	303,712	—	—
Beneficial conversion feature on convertible debt	630,519	—	—
Settlement of financing fee with subsidiary stock	—	—	250,000
Net gain on debt extinguishment	572,843	—	—
Gain on debt restructuring from asset purchase agreement	—	891,346	—
Common stock issued for subsidiary stock option settlement	—	2,519,600	—
Subsidiary shares issued for services	—	250,000	—
Subsidiary acquisition	—	(2,000)	—
Effect of 1 for 12 reverse stock split	—	8,287	—

At end of year	$207,962,346	$204,438,148	$198,323,630

Accumulated Deficit
At beginning of year	$(220,634,415)	$(202,427,252)	$(175,954,138)
Net (loss)	(6,316,021)	(18,207,163)	(26,473,114)

At end of year	$(226,950,436)	$(220,634,415)	$(202,427,252)

Non-controlling Interest
At beginning of year	$(9,353,493)	$(6,309,411)	$(4,120,037)
Net (loss)	(2,762,054)	(3,044,082)	(2,189,374)

At end of year	(12,115,547)	(9,353,493)	(6,309,411)

Total stockholders’ equity/(deficit)	$(31,102,865)	$(25,549,006)	$(10,404,472)

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2016	12 Month Period Ended December 31, 2015	12 Month Period Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before non-controlling interest	$(9,078,075)	$(21,251,245)	$(28,662,488)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Loan fee amortization	—	—	15,046
Note payable interest accretion	272,826	2,278,411	587,948
Senior convertible debt interest settled with common stock issuance	—	—	73,037
Share-based compensation	1,662,978	2,697,365	2,227,235
Depreciation and amortization	1,063,267	1,419,295	5,510,909
Reversal of bad debt provision	—	—	(522,500)
Accounts receivable – reserve	29,932	—	—
Director fees settled with equity instruments	176,664	—	—
Fair value of warrants attached to convertible debt	303,712	—	—
Change in derivatives liabilities fair value	(3,402,416)	1,175,971	(1,001,679)
Loss in unconsolidated entity	—	—	522,500
Financed lender fees	50,000	—	—
Loss on sale of property	—	29,404	—
Gain on transfer of assets and settlement of debt	—	(5,611,907)	—
Gain on sale of equipment	(992,595)	—	—
Deferred revenue	(383,148)	—	—
Inventory mark down	—	151,922	—
Common stock issued for subsidiary stock option settlement	—	2,520,000	—
Noncash interest expense incurred from debt settlement	—	67,422	—
(Increase) decrease in:
Accounts receivable	297,837	(615,991)	(6,269,044)
Inventory	—	1,189,123	(264,904)
Other assets	(204,380)	265,077	2,003,546
Increase (decrease) in:
Accounts payable	(329,864)	(3,503,353)	(242,041)
Accrued expenses and other	2,228,070	2,024,299	(2,532,143)

NET CASH (USED) IN OPERATING ACTIVITIES	(8,305,192)	(17,164,207)	(28,554,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate and equipment	200,000	850,000	—
Acquisition of subsidiary	—	(2,000)	—
Purchase of property and equipment	(129,684)	(48,411)	(2,968,197)

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	70,316	799,589	(2,968,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable	7,825,000	16,750,001	17,684,514
Restricted cash held as collateral	(10,000)	520,728	10,165,004
Repayment of mortgage and loans payable	(158,798)	(1,808,344)	(14,505,450)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,656,202	15,462,385	13,344,068

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(578,674)	(902,233)	(18,178,707)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,241,317	3,143,550	21,322,257

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,662,643	$2,241,317	$3,143,550

SUPPLEMENTARY INFORMATION:
Interest paid	$893,502	$1,419,224	$989,601
Income taxes paid	$—	$—	$15,000

	12 Month Period Ended December 31, 2016	12 Month Period Ended December 31, 2015	12 Month Period Ended December 31, 2014
NON-CASH TRANSACTIONS:
Accrued and director fees compensation paid by equity instruments	$177,500	$—	$113,126
Accounts payables settled as non-cash consideration for the sale of equipment	$890,598	$—	$—
Debt and interest payments with common shares	$—	$—	$2,347,826
Asset received as non-cash consideration for the sale of other property & equipment	$350,000	$—	$—
Investment in unconsolidated entity per debt conversion into entity shares (See NOTE G)	$—	$—	$522,500

Summary of Significant Non-Cash Transactions

On December 10, 2015 we entered into an acquisition agreement with Monaco Financial, LLC in which assets with a carrying value of $13.5 million were consideration for the termination and or settlement of debt totaling $20.1 million. See NOTE R for further information.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is prohibited. Based on management’s review of this new standard along with the substance of our transactions, management is of the position this standard will not have a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. Based on management’s current understanding of this new standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, both domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling interest are presented within equity and net income, and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing inter-company balances, which are eliminated upon consolidation, include features allowing the liability to be converted into equity of a subsidiary, which if exercised, could increase the direct or indirect interest of the Company in the non-wholly owned subsidiaries.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

Inventory

Prior to December 10, 2015, Odyssey held two main types of inventory: (i) cargo and coins held for re-sale and exhibits, and (ii) merchandise inventory for re-sale. On December 10, 2015, we sold all of the existing inventory items to Monaco Financial, LLC and its affiliates. See NOTE R for further information.

Our inventory principally consisted of cargo recovered from the SS Republic shipwreck, other artifacts, general branded merchandise and related packaging material. Inventoried costs of recovered cargo included the costs of recovery, conservation and administrative costs to obtain legal title to the cargo. We monitored the recorded aggregate costs of the recovered cargo in inventory to ensure the costs did not exceed the net realizable value. Historical sales, publications or available public market data were used to assess market value.

Packaging materials and merchandise were recorded at average cost. This inventory was recorded at the lower of cost or market.

Costs associated with the above noted items are the costs included in our costs of sales. Vessel costs associated with expedition revenue as well as exhibit costs are not included in cost of goods sold. Vessel costs include, but are not limited to, charter costs, fuel, crew and port fees. Vessel and exhibit costs are included in Operations and research in the Consolidated Statements of Income.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the Accounting Standards Codification (“ASC”) topic for Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is calculated using the straight-line method at rates based on the assets’ estimated useful lives which are normally between three and thirty years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Major overhaul items (such as engines or generators) that enhanced or extended the useful life of vessel related assets qualified to be capitalized and depreciated over the useful life or remaining life of that asset, whichever was shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualified to be capitalized and depreciated over the period of time until the next scheduled planned major maintenance for that item. All other repairs and maintenance were accounted for under the direct-expensing method and are expensed when incurred.

Earnings Per Share

See NOTE M regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.

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

At December 31, 2016, 2015 and 2014 the weighted average common shares outstanding were 7,564,082, 7,413,602 and 7,072,553, respectively. For the periods ending December 31, 2016, 2015 and 2014 in which net losses occurred; all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2016	2015	2014
Average market price during the period	$3.46	$6.36	$18.36
In the money potential common shares from options excluded	4,979	—	—
In the money potential common shares from warrants excluded	—	—	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

	2016	2015	2014
Out of the money options and warrants excluded:

Stock Options with an exercise price of $3.59 per share	7,521	—	—
Stock Options with an exercise price of $12.48 per share	137,666	137,667	—
Stock Options with an exercise price of $12.84 per share	4,167	4,167	—
Stock Options with an exercise price of $20.88 per share	—	—	4,313
Stock Options with an exercise price of $26.40 per share	75,158	79,370	80,801
Stock Options with an exercise price of $32.76 per share	—	53,706	53,706
Stock Options with an exercise price of $32.88 per share	—	—	52,820
Stock Options with an exercise price of $34.68 per share	73,765	78,707	81,985
Stock Options with an exercise price of $39.00 per share	8,333	8,333	8,333
Stock Options with an exercise price of $40.80 per share	—	—	8,333
Stock Options with an exercise price of $41.16 per share	833	3,333	3,333
Stock Options with an exercise price of $42.00 per share	8,333	8,333	8,333
Stock Options with an exercise price of $46.80 per share	1,667	1,667	1,667
Stock Options with an exercise price of $48.00 per share	—	—	—
Warrants with an exercise price of $3.52 per share	120,000	—	—
Warrants with an exercise price of $43.20 per share	—	130,208	130,208

Total anti-dilutive warrants and options excluded from EPS	437,443	505,491	433,832

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2016	2015	2014
Excluded Convertible Preferred Stock	—	—	2,700

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2016	2015	2014
Excluded unvested restricted stock awards	113,889	92,587	44,138

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2016	12 Month Period Ended December 31, 2015	12 Month Period Ended December 31, 2014
Net loss	$(6,316,021)	$(18,207,163)	$(26,473,114)
Cumulative dividends on Series G Preferred Stock	—	—	—

Numerator, basic and diluted net loss available to stockholders	$(6,316,021)	$(18,207,163)	$(26,473,114)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	7,564,082	7,413,602	7,072,553

Shares used in computation – diluted:
Weighted average common shares outstanding	7,564,082	7,413,602	7,072,553

Net loss per share – basic and diluted	$(0.84)	$(2.46)	$(3.74)

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

Stock-based Compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation (See NOTE M).

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

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. See NOTE H for additional information. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815 – Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.

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

Redeemable Preferred Stock

If we issue redeemable preferred stock instruments (or any other redeemable financial instrument), they are initially evaluated for possible classification as a liability in instances where redemption is certain to occur pursuant to ASC 480 – Distinguishing Liabilities from Equity. Redeemable preferred stock classified as a liability is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, mandatory redemption requirements or any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method. We have no redeemable preferred stock outstanding for the periods presented.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-K is filed with the Securities and Exchange Commission.

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At December 31, 2016, our uninsured cash balance was approximately $1.5 million.

We do not have any outstanding loans that bear variable interest rates thus we do not have any corresponding interest rate risk.

NOTE C – ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following:

	December 31, 2016	December 31, 2015
Trade	$2,569,108	$2,371,304
Related party	205,497	629,400
Other	44,930	116,668
Reserve allowance	(2,345,729)	(2,315,797)

Accounts receivable, net	$473,806	$801,575

The trade receivable balance at December 31, 2016 and December 31, 2015 consists primarily of a trade receivable from Neptune Minerals, Inc., for which a reserve allowance for the full amount of $2,345,729 and $2,315,797, respectively, has been made for each respective reported period end. In December 2015, as part of the acquisition agreement with Monaco Financial, LLC (“Monaco”), a related party, we sold 50% of the Neptune Minerals, Inc. receivable to Monaco. The remaining receivable balance from Neptune Minerals, Inc. on our balance sheet is owned by us. Monaco and related affiliates owes us $205,497 and $629,400 for the periods ended December 31, 2016 and December 31, 2015, respectively, for support services rendered on their behalf and other items that were not part of the December 10, 2015 acquisition agreement. See NOTE R for further information.

NOTE D – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	December 31, 2016	December 31, 2015
Prepaid expenses	$582,616	$497,118
Deposits	26,846	5,580

Total other current assets	$609,462	$502,698

For the period ended December 31, 2016, prepaid expenses consisted of $260,321 for directors and officers insurance, $132,316 marine insurance, $166,389 of professional services and $23,590 of other insurances. The deposit balance is comprised of deposits for office space and professional services. For the period ended December 31, 2015, prepaid expenses consisted of $292,674 of prepaid insurance premiums, $105,707 for vessel fuel not consumed from a terminated charter for which we are due a credit and $98,737 for other operating prepaid costs. All prepaid expenses, except fuel, are amortized on a straight-line basis over the term of the underlying agreements. Fuel is expensed based on actual usage. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Marine asset held for sale	416,329	—
Computers and peripherals	1,281,469	1,332,767
Furniture and office equipment	2,576,222	2,003,731
Vessel and equipment	13,331,008	19,123,758
Exhibits and related	—	—

	17,605,028	22,460,256
Less: Accumulated depreciation	(15,809,774)	(19,633,420)

Property and equipment, net	$1,795,254	$2,826,836

During May 2016, we sold our vessel, Odyssey Explorer, for $200,000 in cash and a smaller vessel as consideration. The vessel received as has been valued at $350,000 based on management’s best estimate of the evaluation at this time considering its physical condition and the prevailing market. Subsequent to taking ownership of this vessel, we capitalized $66,329 of costs in order to prepare the vessel for sale. At December 31, 2016, we have a contract pending for the sale of this vessel. During 2016, we sold marine operational assets for a gain of $992,595 of which $792,595 is non-cash. The non-cash gain portion is a result of receiving the in-kind asset earlier noted and the relief of trade related debt. The gain of $992,595 is included in Gain on sale of marine assets in our Consolidated Statement of Income.

NOTE F – OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31, 2016	December 31, 2015
Deposits	$532,500	$540,590

Total other long-term assets	$532,500	$540,590

Deposits for both years include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for HMS Sussex and $100,000 deposit to fund conservation and documentation of any artifacts recovered. Theses HMS Sussex deposits of $532,500 are refundable in their entirety, net of approved Ministry of Defense related expenses. Other deposits are held by various vendors for services, and in accordance with agreements in the normal course of business.

NOTE G – INVESTMENT IN UNCONSOLIDATED ENTITY

Neptune Minerals, Inc. (NMI)

Our current investment position in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 2016, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not have any financial obligations to NMI, and we are not committed to provide financial support.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI and are not required to consolidate NMI. At December 31, 2016, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of our derivative liabilities and linked common shares as of December 31, 2016 and December 31, 2015 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	December 31, 2016	December 31, 2015
Derivative liabilities:
Embedded derivatives derived from:
2014 Convertible Promissory Notes	$—	$3,396,191

	—	3,396,191
Warrant derivatives*
Senior Convertible Notes	—	6,225

Warrant derivatives	—	6,225

Total derivative liabilities	$—	$3,402,416

*	The warrant derivatives expired unexercised on November 11, 2016.

	December 31, 2016	December 31, 2015
Common shares linked to derivative liabilities:
Embedded derivatives:
2014 Convertible Promissory Notes*	—	3,174,604

	—	3,174,604

Warrant derivatives
Senior Convertible Notes	—	130,208

	—	130,208

Total common shares linked to derivative liabilities	—	3,304,812

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Years ended December 31,
	2016	2015
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
2014 Convertible Promissory Notes	$3,944,763	$(1,280,873)
Warrant derivatives	(542,347)	104,902

Total derivative income (expense)	$3,402,416	$(1,175,971)

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
In March 2016 the term was extended to April 1, 2018.

***	In March 2016 the purchase price of the share purchase options was modified to $1.00 per share. As a result of the re-pricing, the share purchase options no longer require measurement as derivative liabilities. The MCS were calculated for the instruments just prior to the modification on March 8, 2016.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the years ended December 31, 2016 and 2015.

	For the years ended December 31,
	2016	2015
Balances at January 1	$3,396,191	$2,115,318
Issuances	—	—
Modification	(1,456,826)	—
Changes in fair value inputs and assumptions reflected in income	(1,939,365)	1,280,873

Balances at December 31	$—	$3,396,191

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

All remaining warrants linked to 525,000 shares of common stock expired unexercised on April 13, 2014 and are no longer outstanding.

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 130,208 shares of common stock as of December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015
Linked common shares	130,208	130,208
Quoted market price on valuation date	$3.59	$3.24
Contractual exercise price	$43.20	$43.20
Term (years)	0.60	1.35
Range of market volatilities	29.9% - 158.8%	92.9% - 113.2%
Risk free rates using zero coupon US Treasury Security rates	0.20% - 0.45%	0.16% - 0.65%

*	The warrants expired unexercised on November 8, 2016.

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the years ended December 31, 2016 and 2015.

	Years ended December 31,
	2016	2015
Balances at January 1	$6,225	$111,127
Changes in fair value inputs and assumptions reflected in income	(6,082)	(104,902)
Expired	(143)

Balances at December 31	$—	$6,225

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE I – LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Note 1 – Monaco 2014	2,800,000	3,449,631
Note 2 – Monaco 2016	1,535,501	—
Note 3 – MINOSA	14,750,001	14,750,001
Note 4 – Epsilon	5,981,806	—

	$25,067,308	$18,199,632

Note 1 – Monaco 2014

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million. The loan was issued in three tranches: (i) $5.0 million (the “First Tranche”) was advanced upon execution of the Loan Agreement; (ii) $2.5 million (the “Second Tranche”) was issued on October 1, 2014; and (iii) $2.5 million (the “Third Tranche”) was issued on December 1, 2014. The Notes bear an interest rate of 11%. The Notes also contain an option whereby Monaco can purchase shares of Oceanica held by Odyssey (the “Share Purchase Option”) at a purchase price which is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1.0 million or more in the aggregate. The share purchase option was not clearly and closely related to the host debt agreement and required bifurcation.

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco, see NOTE R. The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was amended to April 1, 2018 and the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification (March 2016)” below.

The outstanding interest-bearing balance of these Notes at December 31, 2016 was $2.8 million. The book carrying value of the Notes was $2.8 million, all of which is classified as long term. Amortization of the debt discount included in interest expense during the year ended December 31, 2015 amounted to $1,895,263. There is no amortization in 2016.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1.825 million, which is the face value at December 31, 2016. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is payable on April 15, 2018. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second position in a security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO

Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets aboard the MV Dorado Discovery and in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying value of this equipment is $1.7 million. We unconditionally and irrevocably guaranteed all obligations of Odyssey and its subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. 2016 interest accrued on this debt is $143,774.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Since the option is out of the money, it has no material fair value as of the inception date or at December 31, 2016. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the year ended December 31, 2016, interest expense related to the discount in the amount of $166,750 was recorded.

Loan modification (December 2015)

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

As further described in NOTE R, the Acquisition Agreement was accounted for as a troubled debt restructuring in accordance with ASC 470-60. As a result of the troubled debt restructuring, the carrying values of the remaining Monaco loans were required to be recorded at their undiscounted future cash flow values, which amounted to $3,449,632. No interest expense was to be recorded going forward. Interest payments in the three months ended March 31, 2016 reduced the carrying value.

Loan modification (March 2016)

In connection with the $1.825 million loan agreement with Monaco in March 2016, the existing $2.8 million notes were modified. Of the $2.8 million existing loans, $1,349,603 is convertible into shares of Oceanica at a fixed conversion price of $1.00 per share while the remaining $1,450,397 is not convertible. Additionally, the modification eliminated Monaco’s option (“share purchase option”) to purchase 3,174,603 shares of Oceanica stock at a price of $3.15 per share. The modification was analyzed under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10 a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. In accordance with the extinguishment accounting guidance (a) the share purchase option was first marked to its pre- modification fair value, (b) the new debt was recorded at fair value and (c) the old debt and share purchased option was removed. The difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC 470-50-40-2 indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain upon extinguishment was recognized in additional paid in capital. We performed the following steps:

Step 1: After the share purchase option has been market to its pre-modification fair value, the fair value of the new debt is determined. The fair value of the new debt is as follows:

Monaco loans	Loan one
Forward cash flows:
Principal	$2,800,000
Interest	559,463

Total forward cash flows	$3,359,463

Present value of forward cash flows	$2,554,371
Fair value of equity conversion option	1,063,487

Fair value of debt	$3,617,858

Significant inputs and results arising from the Binomial Lattice process are as follows for the conversion option that is classified in equity after the modification in March 2016:

Underlying price on valuation date	$1.25
Contractual conversion rate	$1.00
Contractual term to maturity	1.82 Years
Implied expected term to maturity	1.82 Years
Market volatility:
Range of volatilities	96.0% - 154.0%
Equivalent volatilities	120.1%
Risk free rates using zero coupon US Treasury Security rates	0.29% - 0.68%
Equivalent market risk adjusted interest rates	0.52%

Monaco loans	Loan one
Forward cash flows:
Face value	$2,800,000
Fair value	3,617,858

Difference (premium)*	$817,858

*	ASC 470-20-25-13 provides that if a convertible debt instrument is issued at a substantial premium, there is a presumption that such premium represents paid in capital. Since the total face amount of the new loans is $2,800,000, we conclude that the $817,858 was substantial and recorded that premium to additional paid-in capital.

Step 2: The old debt and call option are removed with any difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the call option’s fair value recognized as a gain or loss upon extinguishment. The allocation is as follows:

Allocation
Derivative liabilities (share purchase options)	$1,456,825
Monaco Loan (Old Debt)	3,372,844
Monaco Loan (New Debt)	(2,800,000)
APIC (Premium)	(817,858)

Difference to APIC*	$1,211,811

*	The difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC 470-50-40-2 indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain upon extinguishment was recognized in additional paid in capital.

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement (See NOTE M), Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. As of March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt at December 31, 2016 was $14.75 million. The maturity date of this note has been amended and is now March 18, 2017.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. The Oceanica Call Option is considered a freestanding financial instrument because it is both (i) legally detachable and (ii) separately exercisable. The Oceanica Call Option did not fall under the guidance of ASC 480. Additionally, it did not meet the definition of a derivative under ASC 815 because the option has a fixed value of $40.0 million and does not contain an underlying variable which is indicative of a derivative. This instrument is considered an option contract for a sale of an asset. The guidance applied in this case is ASC 360-20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses.

Based on the previous conclusions, we allocated the cash proceeds first to the debt at its present value using a market rate of 15%, which is management’s estimate of a market rate loan for the Company, with the residual allocated to the Oceanica Call Option, as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5	Total
Promissory Note	$1,932,759	$5,826,341	$2,924,172	$1,960,089	$1,723,492	$14,366,853
Deferred Income (Oceanica Call Option)	67,241	173,659	75,828	39,911	26,509	383,148

Proceeds	$2,000,000	$6,000,000	$3,000,000	$2,000,000	$1,750,0001	$14,750,001

The option amount of $383,148 represented a debt discount (see NOTE L). This discount has been fully accreted up to face value using the effective interest method. Accrued interest recorded on the note for the year ended December 31, 2016 amounted to $1,159,825.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $96,000 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the year ended December 31, 2016, interest expense related to the discount in the amount of $73,433 was recorded.

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million of secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. The principal balance of this debt at December 31, 2016 is $6,050,000. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. On January 25, 2017, Epsilon provided notice to us that it will convert the initial $3.0 million plus accrued interest per the Restated Note Purchase Agreement at $5.00 per share in accordance with the terms of the agreement. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2016, Epsilon assigned $2,000,000 of this debt to MINOSA under the same terms as the original debt.

As an inducement for the issuance of the additional $3.0 million of promissory notes, we also delivered to Epsilon a common stock purchase warrant (the “Warrant”) pursuant to which Epsilon has the right to purchase up to 120,000 shares of our common stock at an exercise price of $3.52 per share, which exercise price represents the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the day on which the Warrant was issued. Epsilon may exercise the Warrant in whole or in part at any time during the period ending October 1, 2021. The Warrant includes a cashless exercise feature and provides that, if Epsilon is in default of its obligations to fund any advance pursuant to and in accordance with the Restated Note Purchase Agreement, then, thereafter, the maximum aggregate number of shares of common stock that may be purchased under the Warrant shall be the number determined by multiplying 120,000 by a fraction, (a) the numerator of which is the aggregate principal amount of advances that have been extended to the OME by Epsilon pursuant to the Restated Note Purchase Agreement on or after the date of the Warrant and prior to the date of such failure and (b) the denominator of which is $3.0 million. Interest accrued on this debt in 2016 is $259,372.

Accounting considerations

We evaluated for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”), ASC 815 Derivatives and Hedging (“ASC 815”) and ASC 320 Property, Plant and Equipment (“ASC 320”). This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. Additionally, the warrant agreement did not contain any terms or features that would preclude equity classification. We were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The allocations of the three additional tranches were as follows.

	Tranche 3	Tranche 4	Tranche 5
Promissory Note	$981,796	$939,935	$1,000,000
Beneficial Conversion Feature (“BCF”)*	18,204	60,065	—

Proceeds	$1,000,000	$1,000,000	$1,000,000

A beneficial conversion feature arises when the calculation of the effective conversion price is less than the Company’s stock price on the date of issuance. Tranche 5 did not result in a BCF because the effective conversion price was greater than the company’s stock price on the date of issuance.

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. On January 25, 2017 Epsilon provided notice it will convert the original $3.0 million advanced plus accrued interest under the Restated Note at $5.00 per share in accordance with the terms of the restated note.

Long-Term Obligation Maturities:

	Total	2017	2018	2019	2020	2021	More than 5 years
Long term obligations	$4,335,501	$—	$4,335,501	$—	$—	$—	$—
Operating lease	481,920	240,960	240,960	—	—	—	—
Interest on obligations	611,945	491,000	120,945	—	—	—	—

Total obligations	$5,429,366	$731,960	$4,697,406	$—	$—	$—	$—

Long-term obligations represent the amounts due on our existing loans as described above. We entered into a three year operating lease commencing January 2016 for our corporate headquarters with Monaco Financial, LLC, a related party. This is pursuant to the acquisition agreement we entered into with them on December 10, 2015. The operating lease is cancellable with a nine-month notice. See NOTE I and NOTE R for further information.

NOTE J – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2016	2015
Compensation and bonuses	$1,687,214	$866,551
Vessel operations	—	1,528,478
Professional services	544,412	942,604
Interest	2,391,857	828,888
Accrued insurance payable	393,715	—
Other operating	60,927	98,935

Total accrued expenses	$5,078,125	$4,265,456

Vessel operations related to expenditures required to operate our ships such as fuel, repair and maintenance, port fees and charter related. Professional fees are mainly attributable to legal fees and related and other professional services in support of operations. Included in Professional fees are $401,000 of fees earned by Greg Stemm, former chief executive office and current chairman of the board, in accordance to his consulting service agreement executed in 2015. These fees are to be paid out monthly over 2017, 2018 and 2019. Mr. Stemm has an additional $80,509 of fees due in accounts payable at December 31, 2016. These fees will be remitted at a mutually agreeable time in the future. Compensation and bonus includes $0.6 million accrued incentive awards for the company employees for 2015 and prior and $1.1 million for 2016. However, the Board of Directors will only approve incentives to be paid when and if there is sufficient excess cash above and beyond normal operating means. Other operating expenses contain general items due resulting from general operations. Accrued interest is due to MINOSA, Epsilon and Monaco per debt agreements described in NOTE I.

NOTE K – RELATED PARTY TRANSACTIONS

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

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”). See NOTE R for further information. We had accounts receivable with Monaco and related affiliates at December 31, 2016 and 2015 of $205,496 and $629,400, respectively. We had general operating payables with Monaco at December 31, 2016 and 2015 of $267,824 and $47,858, respectively. See NOTE I for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. During the third quarter of 2016, we performed and completed marine shipwreck search and recovery charter services for this related party, and recognized revenue of $2.9 million. We also lease our corporate office space on an annually renewable basis from Monaco at $20,080 per month.

NOTE L – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250
Oceanica call option	—	383,148

Total deferred income and participating revenue rights	$4,643,750	$5,026,898

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

The participating rights balance will be amortized under the units of revenue method once management can reasonably estimate potential revenue for each of these projects. The RPCs for the “Cambridge” and “Seattle” projects do not have a termination date; therefore, these liabilities will be carried on the books until revenue is recognized from these projects or we permanently abandon either project.

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

Oceanica Call Option

On March 11, 2015, we agreed to issue and sell up to $14.75 million in Promissory Notes (See NOTE I) to Minera del Norte, S.A. de C.V. (“MINOSA”). In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). The guidance applied in this case is ASC 360-20, which provides that in situations when a party lends funds to a seller and is given an option to buy the property at a certain date in the future, the loan shall be recorded at its present value using market interest rates and any excess of the proceeds over that amount credited to an option deposit account. If the option is exercised, the deposit shall be included as part of the sales proceeds; if not exercised, it shall be credited to income in the period in which the option lapses. The option deposit account in this case is deferred income. This Oceanica Call Option expired on March 11, 2016 and has been charged to other income.

NOTE M – STOCKHOLDERS’ EQUITY/(DEFICIT)

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

Common Stock

In March 2015, we issued 333,333 shares of our common stock to Mako Resources, LLC, an Oceanica shareholder, valued in total at $2,520,000 based on our closing stock price on March 11, 2015. These shares were issued as consideration for termination of Mako’s option to acquire up to 6.0 million of the shares we hold in Oceanica. See Preferred Stock below and NOTE I.

Warrants

In conjunction with the Restated Note Purchase Agreement related to Note 4 – Epsilon in NOTE I, we issued warrants tied to each of the three tranches of debt issued. Each warrant grant tied to each tranche of debt issued contained 40,000 warrants. A total of 120,000 warrants were granted. These warrants have an expiration date of October 1, 2021. Each 40,000 warrants have their own exercise price which is $3.52. Each single warrant is exercisable to purchase one share of our common stock.

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

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor is subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders, the receipt of regulatory approval, performance by the Company of its obligations under the Stock Purchase Agreement, the listing of the underlying common stock on the NASDAQ Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. This transaction received stockholders’ approval on June 9, 2015. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended December 31, 2016, 2015 and 2014 was $1,778,461, $2,348,744 and $2,081,482, respectively.

We did not grant stock options to employees in 2016. We did grant two outside directors options in 2016 for their quarterly fees related to the last three quarters of the year. The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2016, 2015 and 2014 were $1.75, $8.52 and $14.88, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Risk-free interest rate	1.29 - 2.25%	1.78 - 2.00%	2.10 - 2.70%
Expected volatility of common stock	80.87 - 82.69%	64.47 - 65.95%	63.5 - 65.0%
Dividend yield	0%	0%	0%
Expected life of options	8.2 years	6.1 - 8.2 years	6.1 - 8.2 years

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	249,656	$39.72
Granted	85,524	$25.68
Exercised	—	$—
Cancelled	(27,390)	$41.76

Outstanding at December 31, 2014	307,791	$32.04
Granted	137,667	$12.48
Exercised	—	$—
Cancelled	(70,174)	$32.88

Outstanding at December 31, 2015	375,283	$32.04
Granted	22,493	$2.74
Exercised	—	$—
Cancelled	(65,361)	$32.82

Outstanding at December 31, 2016	332,415	$21.55

Options exercisable at December 31, 2014	221,109	$33.24

Options exercisable at December 31, 2015	275,735	$27.48

Options exercisable at December 31, 2016	300,751	$22.30

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2016, 2015 and 2014 were $16,633, $0 and $0, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2016, 2015 and 2014 were $16,633, $0 and $0, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2016, 2015 and 2014 are $0, $0 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of shares vested during the fiscal years ended December 31, 2016, 2015 and 2014 was $828,497, $1,449,216 and $1,154,984, respectively.

As of December 31, 2016, there was $229,283 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a weighted-average period of 1.0 years.

The following table summarizes information about stock options outstanding at December 31, 2016:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$2.02 - $12.84	164,326	8.23	$11.16
$26.40 - $26.40	75,158	7.00	$26.40
$34.68 - $39.00	82,098	1.07	$35.12
$41.16 - $46.80	10,833	0.92	$42.67

	332,415	5.94	$21.55

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2016 and changes during the year ended December 31, 2016 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	92,696	$13.20
Granted	388,573	$3.54
Vested	(209,183)	$5.43
Cancelled	(33,165)	$4.65

Unvested at December 31, 2016	238,921	$5.41

The fair value of restricted stock awards vested during the years ended December 31 2016, 2015 and 2014 was $715,406, $318,000 and $911,641, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2016, 2015 and 2014 is $817,110, $300,334 and $1,158,684, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2016, 2015 and 2014 were $3.54, $12.48 and $17.16, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2016, 2015 and 2014 are 2.0, 2.6 and 3.6 years, respectively. As of December 31, 2016, there was a total of $1,242,964 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2016:

Common Stock Warrants	Exercise Price	Termination Date
120,000	$3.52	10/01/2021

NOTE N – INCOME TAXES

As of December 31, 2016, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $154,327,996 and net operating loss carryforwards for foreign income tax purposes of approximately $25,217,427. The federal NOL carryforwards from 2005 forward will expire in various years beginning 2025 and ending through the year 2035. From 2025 through 2027, approximately $43 million of the NOL will expire, and from 2028 through 2036, approximately $112 million of the NOL will expire.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Current
Federal	$—	$—	$(481,055)
State	—	—	—

	$—	$—	$(481,055)

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$61,633,401
Capital loss carryforward	245,098
Accrued expenses	197,751
Reserve for accounts receivable	1,062,222
Start-up costs	25,598
Excess of book over tax depreciation	2,190,075
Stock option and restricted stock award expense	2,166,948
Investment in unconsolidated entity	2,229,210
Less: valuation allowance	(69,481,041)

$269,262

Deferred tax liability:
Property and equipment basis	$69,311
Prepaid expenses	199,951

$269,262

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2016. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery, monetization and securing rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of December 31, 2016.

The change in the valuation allowance is as follows:

December 31, 2016	$69,481,041
December 31, 2015	64,553,394

Change in valuation allowance	$4,927,647

Income taxes for the twelve month periods ended December 31, 2016 and 2015 differ from the amounts computed by applying the effective federal income tax rate of 34.0% to income (loss) before income taxes as a result of the following:

	December 31, 2016	December 31, 2015	December 31, 2014
Expected (benefit)	$(2,186,550)	$(6,190,436)	$(9,908,804)
Effects of:
State income taxes net of federal benefits	(65,082)	(184,257)	(294,933)
Nondeductible expense	(1,083,185)	1,854,717	(126,601)
Change in valuation allowance	4,189,828	4,900,061	10,469,108
Foreign Rate Differential	(855,011)	(380,085)	(138,770)
Reversal of Prior Year AMT Accrual	—	—	(481,055)

	$—	$—	$(481,055)

We have deemed no adjustment is necessary to the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2013.

NOTE O – MAJOR CUSTOMERS

For the fiscal year ended December 31, 2016, we had two customers who accounted for 61.4% and 38.5% of our total revenue. During the fiscal year ended December 31, 2015, we had two customers who accounted for 54.4% and 30.1% of our total revenue.

NOTE P – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the “Seattle” and the “Cambridge” (“HMS Sussex”) projects and have recorded $887,500 as Deferred Income from Revenue Participation Rights (See NOTE L). We are contingently liable to share the future revenue of these projects only if revenue is derived from these specific projects.

To date, the only income derived from these projects resulted in a one-time revenue distribution payment of $12,986 to the holders of the “Cambridge” RPC’s.

In addition, on May 26, 1998, we signed an agreement with a subcontractor that entitled it to receive 5% of the post finance cost proceeds from any shipwrecks in a predefined search area of the Mediterranean Sea. A shipwreck we have found, which we believe to be HMS Sussex, is located within the specified search area and we will be responsible to share future revenues, if any, from this shipwreck. On December 9, 2002, a Georgia limited liability company acquired the 5% interest from the subcontractor through a foreclosure sale (see NOTE K).

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any project of Galt’s choosing. This amount has been bifurcated equally between the SS Gairsoppa and HMS Victory projects. The SS Gairsoppa has been paid in full. See NOTE L for further detail.

Legal Proceedings

The Company may be subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. We are currently not a party to any pending litigation.

Contingency

During March, 2016, our Board of Directors approved the grant and issuance of 3.0 million new equity shares of Oceanica Resources, S.R.L. to two attorneys for their future services. This equity is only issuable upon the Mexican’s government approval of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. The EIA has not been approved as of the date of this report. This grant of new shares was also approved by the Administrators of Oceanica Resources, S.R.L.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. On May 23, 2016 we received NASDAQ communication notifying us our market capitalization was below the required minimum of $35.0 million for 30 consecutive days. We had 180 days to regain compliance in which we did not. A hearing was scheduled with NASDAQ for February 2017 per NASDAQ’s procedures. Before the hearing took place, on January 30, 2017 we received a confirmation from NASDAQ affirming the deficiency has been cured, and that we are in compliance with all applicable listing standards. Our 2017 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. In February 2017 we executed a letter of intent for a financing agreement with an affiliate of our related party, Monaco Financial, LLC for up to $5.0 million of which we received $750,000, see NOTE T. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at December 31, 2016 was $1.6 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at December 31, 2016 of $24.5 million. Our largest loan of $14.75 million from MINOSA has a maturity date of March 18, 2017. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was $5.1 million at December 31, 2016 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit of the coast of Mexico. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE Q – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2016 and 2015. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2016

	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue – net	$582,477	$1,217,318	$2,883,240	$—
Gross profit	582,477	1,217,318	2,883,240	—
Net income (loss)	84,644	(1,858,778)	(2,132,303)	(2,409,584)
Basic and diluted net income per share	$0.01	$(0.25)	$(0.28)	$(0.32)

	Fiscal Year Ended December 31, 2015

	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue – net	$115,292	$443,543	$1,458,653	$3,312,763
Gross profit	(97,584)	278,957	585,136	3,116,411
Net income (loss)	(9,714,471)	(6,126,218)	(4,580,255)	2,213,781
Basic and diluted net income per share	$(1.33)	$(0.85)	$(0.61)	$0.33

NOTE R – ASSET SALE AND LOAN RESTRUCTURING

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

This transaction is a combination of types including full satisfaction, partial satisfaction and modification of terms. In accordance with the guidance in ASC 470-60, the following steps are taken to determine the proper accounting treatment: (i) step1: the carrying amount of the loans is reduced by the fair value of the assets transferred, (ii) step 2: a gain or loss resulting from any disposition of assets (based on the difference between the fair value of assets disposed and their respective carrying amount) is recognized and (iii) step3: a gain on restructuring is recorded if the future undiscounted cash flows are less than the revised carrying value (carrying value less fair value of assets). If the future undiscounted cash flows are greater than the revised carrying value, no gain is recorded.

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

Step1: We reduced the carrying amount of the loans by the fair value of the assets given up as follows:

The combined carrying value of the all loans (associated with the transaction) on December 10, 2015 prior to the transaction taking effect:

Loan Description	Reduction in Carrying Amount*
Monaco advance/loan	$2,000,000
Monaco Loan (Tranche 1 – August 14, 2014)**	5,000,000
Fifth Third term	3,000,000
Fifth Third SSCA project loan	7,684,514
Fifth Third Laurel mortgage	1,001,000
Term loan interest paid by Monaco	12,559
Mortgage interest paid by Monaco	3,182
SSCA project loan interest paid by Monaco	36,614
Monaco Loan (Tranche 2 – October 1, 2014)	387,262

Fair value of assets given up and assigned to debt extinguished	$19,125,131

*	Represents the reduction in carrying amount of each of the loans by the fair value of the assets. The reduction is to equate to the fair value of the assets.

**	In accordance with the asset purchase agreement, the $5,000,000 loan balance is reduced by (i) the cash or other value received by Monaco from the SSCA, or (ii) If the proceeds received by Monaco from the SSCA project are insufficient to have paid off the loan balance of $5,000,000 by December 31, 2017, then Monaco can seek repayment of the remaining outstanding balance on the loan by withholding our 21.25% “additional consideration” in new shipwreck projects done with Monaco. Management believes that there is a 100% chance that the cash or other value will be received by Monaco from the SSCA. Because there is a 100% likelihood that cash or other value will be received by Monaco from the SSCA, there is also 100% likelihood of the $5,000,000 Note being extinguished. As such this analysis includes the $5,000,000 as debt being extinguished.

Step 2: We recognized a gain resulting from the disposition of assets (based on the difference between the fair value of assets disposed and their respective carrying amount).

The fair value of the assets given up ($19,125,131) was compared to the carrying value of the assets given up ($13,513,223). The excess of the fair value over the carrying value amounted to $5,611,908. Accordingly, we recorded a $5,611,907 gain on the exchange of assets (extinguishment). While the guidance in ASC 470-580-40-2 states that extinguishment transactions between related parties may be in essence capital transactions, there is no guidance that suggests a gain on the sale of assets between related parties is treated as capital transactions. As such, this gain is recorded in the statement of operations.

Step 3: We determined if the future undiscounted cash flows are greater or less than the revised carrying value.

Future Cash Flows:	Amount
Monaco Loan (Tranche 2 – October 1, 2014)	$300,000
Tranche 2 accrued interest	7,534
Tranche 2 future interest	67,989

Total Tranche 2 debt	375,523

Monaco Loan (Tranche 3 – December 1, 2014)	2,500,000
Tranche 3 accrued interest	7,534
T3 future interest	566,575

Total Tranche 3 debt	3,074,109

Undiscounted future cash flows	$3,449,632

Revised Carrying Value
Carrying value of all combined loans	23,466,108
Reduced by fair value of assets	(19,125,131)

Revised carrying value*	$4,340,977

Gain on restructure (difference between revised carrying amount and undiscounted future cash flows)	$891,345

*Calculation of revised carrying value

Combined loans	Note carrying values
Monaco advance/loan	$2,000,000
Monaco Loan (Tranche 1 – August 14, 2014)	5,000,000
Monaco Loan (Tranche 2 – October 1, 2014)	2,470,703
Tranche 2 accrued interest	7,534
Monaco Loan (Tranche 3 – December 1, 2014)	2,242,468
Tranche 3 accrued interest	7,534
Fifth Third term	3,000,000
Fifth Third SSCA project loan	7,684,514
Fifth Third Laurel mortgage	1,001,000
Term loan interest paid by Monaco	12,559
Mortgage interest paid by Monaco	3,182
SSCA project loan interest paid by Monaco*	36,614

Total carrying value of all notes combined	$23,466,108
Fair value of assets transferred	(19,125,131)

Excess debt carrying value of fair asset value	$4,340,977

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

NOTE S – OTHER DEBT

During August 2016, we entered into an agreement with a vendor allowing the vendor to purchase certain marine assets from us. Resulting from this transaction, we are carrying a $500,000 trade payable in accounts payable that has terms attached. This final balance of $500,000 is the final amount owed to this vendor from prior dealings. This remaining trade payable bears a simple annual interest rate of 12%. As collateral, they have been granted a primary lien on certain of our equipment. The carrying value of this equipment is zero. If this equipment generates revenue for us, the greater of 15% of gross revenue or 50% of net proceeds received will be applied to the outstanding balance of this debt. There are no covenants. This agreement matures in August of 2018. The balance is included in our Accounts payable balance at December 31, 2016 and is expected to be settled in 2017.

NOTE T – SUBSEQUENT EVENTS (UNAUDITED)

In February 2017, we entered into a non-binding Letter of Intent with an investor for a financing arrangement whereas they will extend debt financing for up to $5.0 million of which $750,000 has already been advanced. This loan is to carry a simple interest rate of 10% and is to mature 24 months from the initial closing date. The closing date is to occur by March 15, 2017. If prior to June 1, 2017, the lender enters into a contract with us to provide $2.0 million or more to fund shipwreck search and recovery projects, the commitment to fund the debt shall be reduced to $3.0 million. As a commitment fee for entering into this Letter of Intent underlying the pending debt arrangement, we have assigned to the lender the remaining Neptune Minerals, Inc. trade receivable of $2,345,729 as disclosed in NOTE C. This receivable is fully reserved and has a carrying value of zero. The debt agreement is to be collateralized with 50% of our equity interests in one of our wholly owned subsidiaries. This subsidiary is one of our foreign entities in the early stages of developing a new-deep sea mineral deposit. The lender will also have a security interest in our contractual rights to receive payments from Magellan Offshore Services Ltd, also an affiliate of Monaco Financial LLC, resulting from our share of profits of cargo recovered from shipwrecks. All or a portion of this loan will be convertible into up to 50% of our equity interests in our wholly owned subsidiary. If the lender chooses to convert the debt, each $1.0 million of indebtedness is to be convertible into 10% of the equity interest of our wholly owned subsidiary, up to 50%. If the loan is paid in full, the lender will still have the option to buy up to 50% of the equity interest in the same manner as the aforementioned $1.0 million per 10%. This option will remain for twelve months after the loan is paid in full. After this twelve-month period, the lender may extend the option for up to two additional years by making a payment of $0.5 million per year. We have not determined the applicable accounting for this transaction at the time of this filing.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2014, 2015 and 2016

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Inventory reserve
2014	371,332	—	—	—	371,332
2015	371,332	—	(251,023)	(120,309)	—
2016	—	—	—	—	—
Accounts receivable reserve
2014	5,131,593	—	—	500,000	4,631,593
2015	4,631,593	—	(2,315,796)	—	2,315,797
2016	2,315,797	—	(29,932)	—	2,345,729

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 10, 2017	By:	/s/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ MARK D. GORDON Mark D. Gordon	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2017

/s/ John D. Longley John D. Longley	Chief Operating Officer	March 10, 2017

/S/ JAY A. NUDI Jay A. Nudi	Interim Chief Financial Officer (Principal Financial Officer)	March 10, 2017

/s/ Gregory P. Stemm Gregory P. Stemm	Chairman of the Board	March 10, 2017

/s/ John C. Abbott John C. Abbott	Director	March 10, 2017

/s/ James S. Pignatelli James S. Pignatelli	Director	March 10, 2017

/S/ JON D. SAWYER Jon D. Sawyer	Director	March 10, 2017

/s/ Mark B. Justh Mark B. Justh	Lead Director	March 10, 2017

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.6	Certificate of Withdrawal filed with the Nevada Secretary of State on June 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed July 6, 2016)

10.1	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002)

10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.3	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.4*	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.5**	Loan Agreement dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.6**	Promissory Note dated August 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.7*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

10.8	Stock Purchase Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 13, 2015)

10.9	Promissory Note dated March 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 13, 2015)

10.10	Pledge Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 13, 2015)

10.11	Amendment No. 1 to Stock Purchase Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 15, 2015)

10.12	Amendment No. 1 to Promissory Note dated April 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 15, 2015)

10.13	Amendment No. 1 to Pledge Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 15, 2015)

10.14	Transition Agreement dated June 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2015)

10.15	Amendment No. 2 to Promissory Note dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2015)

10.16	Promissory Note dated October 30, 2015(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2015)

10.17	Acquisition Agreement dated December 10, 2015 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.18	Amendment to Promissory Notes dated December 10, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.19	Amendment No. 3 to Promissory Note dated December 15, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated March 18, 2016)

10.20	Consulting Agreement dated December 10, 2015, between the Company and Gregory P. Stemm (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.21	Convertible Promissory Note dated March 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2016)

10.22	Loan and Security Agreement dated April 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 21, 2016)

10.23	Convertible Promissory Note April 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 21, 2016)

10.24	Amended and Restated Note Purchase Agreement dated October 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 6, 2016)

10.25	Amended and Restated Convertible Promissory Note dated October 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated October 6, 2016)

10.26	Amended and Restated Waiver to SPA regarding Bridge Loan dated October 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated October 6, 2016)

10.27	Common Stock Purchase Warrant dated October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 6, 2016)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ferlita, Walsh, Gonzalez & Rodriguez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	XBRL Interactive Data File

*	Management contract or compensatory plan.
**	Portions of these exhibits have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.