Form 10-Q
period 2017-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2017-05-10
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 20, 2017 was 8,388,821.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,065,690	$1,662,643
Restricted cash	10,000	10,000
Accounts receivable and other, net	355,565	473,806
Other current assets	441,680	609,462

Total current assets	1,872,935	2,755,911

PROPERTY AND EQUIPMENT
Equipment and office fixtures	17,188,699	17,188,699
Marine asset held for sale	416,329	416,329
Accumulated depreciation	(16,031,978)	(15,809,774)

Total property and equipment	1,573,050	1,795,254

NON-CURRENT ASSETS
Other non-current assets	532,500	532,500

Total non-current assets	532,500	532,500

Total assets	$3,978,485	$5,083,665

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,656,789	$1,397,347
Accrued expenses and other	5,588,944	5,078,125
Loans payable	20,800,001	20,731,807

Total current liabilities	28,045,734	27,207,279

LONG-TERM LIABILITIES
Loans payable	5,141,723	4,335,501
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	9,785,473	8,979,251

Total liabilities	37,831,207	36,186,530

Commitments and contingencies (NOTE P)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 7,718,366 and; 7,718,366 issued and outstanding for each period end presented	772	772
Additional paid-in capital	208,170,842	207,962,346
Accumulated deficit	(229,149,701)	(226,950,436)

Total stockholders’ equity/(deficit) before non-controlling interest	(20,978,087)	(18,987,318)
Non-controlling interest	(12,874,635)	(12,115,547)

Total stockholders’ equity/(deficit)	(33,852,722)	(31,102,865)

Total liabilities and stockholders’ equity/(deficit)	$3,978,485	$5,083,665

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUE
Recovered cargo sales and other	$—	$4,667
Marine services	649,353	577,810

Total revenue	649,353	582,477

OPERATING EXPENSES
Cost of sales – recovered cargo sales and other	—	—
Marketing, general and administrative	1,629,955	2,380,317
Operations and research	1,302,516	2,199,991

Total operating expenses	2,932,471	4,580,308

(LOSS) FROM OPERATIONS	(2,283,118)	(3,997,831)

OTHER INCOME (EXPENSE)
Interest expense	(714,896)	(334,060)
Change in derivative liabilities fair value	—	3,337,474
Other	39,663	381,978

Total other income (expense)	(675,233)	3,385,392

(LOSS) BEFORE INCOME TAXES	(2,958,351)	(612,439)
Income tax benefit (provision)	—	—

(LOSS) BEFORE NON-CONTROLLING INTEREST	(2,958,351)	(612,439)
Non-controlling interest	759,088	697,083

NET (LOSS) INCOME	$(2,199,263)	$84,644

NET (LOSS) INCOME PER SHARE (See NOTE B)
Basic	$(0.28)	$0.01

Diluted	$(0.28)	$0.01

Weighted average number of common shares outstanding with participating securities per the two-class method
Basic	7,718,366	7,541,111

Diluted	7,718,366	7,632,441

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(2,958,351)	$(612,439)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	222,204	325,211
Financed lender fees	—	50,000
Change in derivatives liabilities fair value	—	(3,337,474)
Note payable interest accretion	124,416	13,581
Share-based compensation	208,496	334,629
(Increase) decrease in:
Accounts receivable	118,241	(25,035)
Other assets	167,780	(56,390)
Increase (decrease) in:
Accounts payable	259,442	244,612
Accrued expenses and other	639,655	773,361
Deferred revenue	—	(383,148)

NET CASH (USED) BY OPERATING ACTIVITIES	(1,218,117)	(2,673,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(51,221)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	—	(51,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of loans payable	750,000	3,325,000
Repayment of mortgage and loans payable	(128,836)	(76,789)

NET CASH PROVIDED BY FINANCING ACTIVITIES	621,164	3,248,211

NET (DECREASE) INCREASE IN CASH	(596,953)	523,898

CASH AT BEGINNING OF PERIOD	1,662,643	2,241,317

CASH AT END OF PERIOD	$1,065,690	$2,765,215

SUPPLEMENTARY INFORMATION:
Interest paid	$114,901	$320,068
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2017 and the results of operations and cash flows for the interim period presented. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

The smaller vessel we received as consideration when we sold our Odyssey Explorer in 2016 remains under a pending contract of sale. We believe this sale will be completed in the near term. The amount capitalized for this asset is $416,329.

Earnings Per Share

See NOTE I regarding our 1-for-12 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. In periods when the Company has income, the Company would calculate basic earnings per share using the two-class method, if required, pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of certain senior convertible notes in the past because these notes qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for a period are allocated on a pro rata basis to the common stockholders and to the holders of convertible notes based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion. The Company does not use the two-class method in periods when it generates a loss because the holder of the convertible notes does not participate in losses. Currently, we do not have any outstanding convertible notes that qualify as a participating security.

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

At March 31, 2017 and 2016, the weighted average common shares outstanding year-to-date were 7,718,366 and 7,541,111, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2017	March 31, 2016
Average market price during the period	$4.22	$3.63

In the money potential common shares from options excluded	7,903	—
In the money potential common shares from warrants excluded	19,905	—

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
Per share exercise price	March 31, 2017	March 31, 2016
Out of the money options excluded:
$ 12.48	137,666	137,666
$ 12.84	4,167	4,167
$ 26.40	75,158	79,370
$ 32.76	—	53,707
$ 34.68	73,765	78,705
$ 39.00	8,333	8,333
$ 41.16	833	3,333
$ 42.00	8,333	8,333
$ 46.80	1,667	1,667

Out-of-the-money warrants excluded:
$ 43.20	—	130,208

Total excluded	309,922	505,489

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2017	March 31, 2016
Potential common shares from unvested restricted stock awards excluded from EPS	238,921	—

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income (loss)	$(2,199,263)	$84,644

Numerator, basic and diluted net income (loss) available to stockholders	$(2,199,263)	$84,644

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	7,718,366	7,541,111

Common shares outstanding for basic	7,718,366	7,541,111

Additional shares used in computation – diluted:	—	91,330
Common shares outstanding for basic	7,718,366	7,541,111

Shares used in computing diluted net income per share	7,718,366	7,632,441

Net (loss) per share – basic	$(0.28)	$0.01
Net (loss) per share – diluted	$(0.28)	$0.01

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

NOTE C – ACCOUNTS RECEIVABLE

Our accounts receivable consist of the following:

	March 31, 2017	December 31, 2016
Trade	$1,387	$2,569,108
Related party	303,596	205,497
Other	50,582	44,930
Reserve allowance	—	(2,345,729)

Total accounts receivable, net	$355,565	$473,806

The trade receivable balance at December 31, 2016 consists primarily of a trade receivable from Neptune Minerals, Inc., for which a reserve allowance for the full amount of $2,345,729 has been made for the reported period end. In February 2017, we entered into a non-binding Letter of Intent with SMOM Limited for a possible financing arrangement pursuant to which we assigned this Neptune Minerals, Inc. receivable to SMOM as a commitment fee. Being fully reserved, this Neptune Minerals, Inc. receivable had a carrying value of zero. Monaco and related affiliates owes us $303,596 and $205,497 for the periods ended March 31, 2017 and December 31, 2016, respectively, for support services and marine services rendered on their behalf. See NOTE H for further information regarding Monaco.

NOTE D – RELATED PARTY TRANSACTIONS

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”). See NOTE S to the consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. We had accounts receivable with Monaco and related affiliates at March 31, 2017 and December 31, 2016 of $303,596 and $205,497, respectively. We had general operating payables with Monaco at March 31, 2017 and December 31, 2016 of $266,136 and $267,824, respectively. See NOTE H for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. We have and expect to perform and complete marine shipwreck search and recovery charter services for this related party from which we will recognize the appropriate revenue. We also lease our corporate office space on an annually renewable basis from Monaco at $20,080 per month.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc. (“NMI”)

Our current investment position in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 2016, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not have any financial obligations to NMI, and we are not committed to provide financial support.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI and are not required to consolidate NMI. As of March 31, 2017, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Ltd.

During 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now named Chatham Rock Phosphate Limited (“CRPL”). In exchange for our 9,320,348 shares of CRP we received 141,884 shares of CPRL, which represents equity ownership of approximately 1% of the surviving entity. Since CRP was a thinly traded stock and pursuant to guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. We continue to carry the value of our investment in CPRL at zero in our consolidated financial statements.

NOTE F - INCOME TAXES

During the three-month period ended March 31, 2017, we generated a federal net operating loss (“NOL”) carryforward of $2.2 million and generated $1.5 million of foreign NOL carryforwards. As of March 31, 2017, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $156.5 million and net operating loss carryforwards for foreign income tax purposes of approximately $26.7 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2036.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at March 31, 2017. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of March 31, 2017. There was no U.S. income tax expense for the three months ended March 31, 2017 due to the generation of net operating losses.

The increase in the valuation allowance as of March 31, 2017 is due to the generation of approximately $2.2 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

March 31, 2017	$70,163,364
December 31, 2016	69,481,041

Change in valuation allowance	$682,323

Our estimated annual effective tax rate as of March 31, 2017 is 31.02% while our March 31, 2017 effective tax rate is 0.0% because of the full valuation allowance.

We have determined no adjustment is necessary to the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The earliest tax year still subject to examination by a major taxing jurisdiction is 2013.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. On March 24, 2017, we received NASDAQ communication notifying us our market capitalization was below the required minimum of $35.0 million for 30 consecutive days. We have 180 days, until September 30, 2017, to regain compliance. To regain compliance during this period, the market capitalization of our public common shares must be at least $35.0 million for ten consecutive business days. Our 2017 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. In February 2017, we executed a letter of intent for a financing agreement with an affiliate of our related party, Monaco Financial, LLC for up to $5.0 million of which we received $750,000 in February 2017 and another $750,000 in April 2017, see NOTE H. This financing agreement has subsequently been reduced to $3.0 million from the original $5.0 million. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at March 31, 2017 was $1.1 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at March 31, 2017 of $26.2 million. Our largest loan of $14.75 million from MINOSA had a maturity date of March 18, 2017. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was $4.0 million at March 31, 2017 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE H –LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	March 31, 2017	December 31, 2016
Note 1 – Monaco 2014	$2,800,000	2,800,000
Note 2 – Monaco 2016	1,591,723	1,535,501
Note 3 – MINOSA	14,750,001	14,750,001
Note 4 – Epsilon	6,050,000	5,981,806
Note 5 – SMOM	750,000	—

	$25,941,724	$25,067,308

Note 1 – Monaco 2014

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million. The loan was issued in three tranches: (i) $5.0 million (the “First Tranche”) was advanced upon execution of the Loan Agreement; (ii) $2.5 million (the “Second Tranche”) was issued on October 1, 2014; and (iii) $2.5 million (the “Third Tranche”) was issued on December 1, 2014. The Notes bear interest at a rate equal to 11% per annum. The Notes also contain an option whereby Monaco can purchase shares of Oceanica held by Odyssey (the “Share Purchase Option”) at a purchase price which is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1.0 million or more in the aggregate. The share purchase option was not clearly and closely related to the host debt agreement and required bifurcation.

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco. The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was amended to April 1, 2018 and the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification (March 2016)” below.

The outstanding interest-bearing balance of these Notes was $2.8 million at March 31, 2017 and December 31, 2016, respectively. The book carrying value of the Notes was $2.8 million, all of which is classified as long term. There was no amortization of debt discount recorded for the three months ended March 31, 2017 or March 31, 2016.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1.825 million, which is the outstanding balance at March 31, 2017. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is payable on April 15, 2018. The current outstanding balance is $1.825 million. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets aboard the MV Dorado Discovery and in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying value of this equipment is $1.5 million. We unconditionally and irrevocably guaranteed all obligations of Odyssey and its subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Since the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the three months ended March 31, 2017 and March 31, 2016, interest expense related to the discount in the amount of $56,222 and $9,722, respectively, was recorded. For the three months ended March 31, 2017 and March 31, 2016, accrued interest in the amount of $45,000 and $6,774, respectively, was recorded.

Loan modification (December 2015)

In connection with the Acquisition Agreement entered into with Monaco on December 10, 2015, Monaco agreed to modify certain terms of the loans as partial consideration for the purchase of assets. For the First Tranche ($5,000,000 issued on August 14, 2014), Monaco agreed to cease interest as of December 10, 2015 and reduce the loan balance by (i) the cash or other value received from the SS Central America shipwreck project (“SSCA”) or (ii) if the proceeds received from the SSCA project are insufficient to pay off the loan balance by December 31, 2017, then Monaco can seek repayment of the remaining outstanding balance on the loan by withholding Odyssey’s 21.25% “additional consideration” in new shipwreck projects performed for Monaco in the future. For the Second Tranche ($2,500,000 issued on October 1, 2014), Monaco agreed to reduce the principal amount by $2,200,000 leaving a new principal balance of $300,000 and extension of maturity to December 31, 2017. For the Third Tranche ($2,500,000 issued on December 1, 2014), Monaco agreed to the extension of maturity to December 31, 2017.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement (See NOTE M), Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. As of March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at March 31, 2017 and December 31, 2016, respectively. The maturity date of this note has been amended and matured on March 18, 2017.

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

The call option amount of $383,148 represented a debt discount. This discount has been fully accreted up to face value using the effective interest method.

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

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million of secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. The principal balance of this debt at March 31, 2017 is $6,050,000. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. On January 25, 2017, Epsilon provided notice to us that it will convert the initial $3.0 million plus accrued interest per the Restated Note Purchase Agreement at $5.00 per share in accordance with the terms of the agreement. The conversion and issuance of new shares is effective April 10, 2017 and includes accrued interest of $302,274 for a total 670,455 shares. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2016, Epsilon assigned $2,000,000 of this debt to MINOSA under the same terms as the original debt.

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

Accounting considerations for additional tranches

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

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended March 31, 2017 and March 31, 2016, interest expense related to the discount in the amount of $68,194 and $3,859, respectively, was recorded. For the three months ended March 31, 2017 and March 31, 2016, accrued interest in the amount of $149,178 and $411, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term.

Note 5 – SMOM

On May 4, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM Limited (“SMOM”). Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million in convertible promissory notes. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet (See NOTE C). We received advances of $1.5 million under this agreement of which we received $750,000 in February 2017 and $750,000 in April 2017. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50.0% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the value of the Company’s value on the date of issuance. Management is further reviewing the loan documents and will make a final evaluation of the applicable accounting related to this loan and security agreement and adjust as necessary.

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

Accounting considerations

As stated above, the issuance of the Series AA Convertible Preferred Stock is subject to certain contingencies. No accounting treatment determination is required until these contingencies are met and the Series AA Convertible Preferred Stock has been issued. However, we have analyzed the instrument to determine the proper accounting treatment that will be necessary once the instruments have been issued.

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

Warrants

In conjunction with the Restated Note Purchase Agreement related to Note 4 – Epsilon in NOTE H, we issued warrants tied to each of the three tranches of debt issued. A total of 120,000 warrants were granted. These warrants have an expiration date of October 1, 2021. All of these 120,000 warrants have an exercise price of $3.52. Each single warrant is exercisable to purchase one share of our common stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three-month periods ended March 31, 2017 and 2016 was $208,496 and $334,629, respectively.

We did not grant employee stock options in the three-month periods ended March 31, 2017 and 2016. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At March 31, 2017, our uninsured cash balance was approximately $841,769.

We do not currently have any debt obligations with variable interest rates.

NOTE K — DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the amounts that were reflected in our income related to our derivatives for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
	2017	2016
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
2014 Convertible Promissory Notes	$—	$3,396,190
Warrant derivatives	—	(58,716)

Total derivative income (expense)	$—	$3,337,474

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of March 8, 2016 (Modification Date:

Tranche 1 – August 14, 2014:	March 8, 2016***
Underlying price on valuation date*	$1.25
Contractual conversion rate	$3.15
Contractual term to maturity**	1.82 Years
Implied expected term to maturity	1.24 Years
Market volatility:
Range of volatilities	96.0% - 154.0%
Equivalent volatilities	120.1%
Contractual interest rate	11.00%
Equivalent market risk adjusted interest rates	11.60%
Range of credit risk adjusted yields	3.49% - 5.02%
Equivalent credit risk adjusted yield	4.13%

Tranche 2 – October 1, 2014:	March 8, 2016***
Underlying price on valuation date*	$1.25
Contractual conversion rate	$3.15
Contractual term to maturity**	1.82 Years
Implied expected term to maturity	1.24 Years
Market volatility:
Range of volatilities	96.0% - 154.0%
Equivalent volatilities	120.1%
Contractual interest rate	11.00%
Equivalent market risk adjusted interest rates	11.60%
Range of credit risk adjusted yields	3.49% - 5.02%
Equivalent credit risk adjusted yield	4.13%

Tranche 3 – December 1, 2014:	March 8, 2016***
Underlying price on valuation date*	$1.25
Contractual conversion rate	$3.15
Contractual term to maturity**	1.82 Years
Implied expected term to maturity	1.24 Years
Market volatility:
Range of volatilities	96.0% - 154.0%
Equivalent volatilities	120.1%
Contractual interest rate	11.00%
Equivalent market risk adjusted interest rates	11.60%
Range of credit risk adjusted yields	3.49% - 5.02%
Equivalent credit risk adjusted yield	4.13%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore, its shares do not trade on a public exchange. As a result, the underlying value was originally based on private sales of the subsidiary’s shares because that was the best indicator of the value of the shares in the past. The last sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly, the underlying price used in the past in the MCS calculations was the $2.50 for the inception dates and December 31, 2015. Being far removed from December 2013 while considering the modification in March 2016 of the new option price of $1.00 and other market conditions currently prevailing, management determined $1.25 to be representative of the per share fair value.
**	On December 10, 2015 the term was extended to December 31, 2017.

In March 2016 the term was extended to April 1, 2018.

***	In March 2016 the purchase price of the share purchase options was modified to $1.00 per share. As a result of the re-pricing, the share purchase options no longer require measurement as derivative liabilities. The MCS were calculated for the instruments just prior to the modification on March 8, 2016.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016
Balances at January 1	$—	$3,396,191
Issuances	—	—
Modification	—	(1,456,826)
Changes in fair value inputs and assumptions reflected in income	—	(1,939,365)

Balances at March 31	$—	$—

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

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Warrants linked to 143,750 shares of common stock associated with the Series G Convertible Preferred Stock Financing were exercised on October 11, 2013.

Of the 108,507 common shares for which the warrant issued on November 8, 2011 could be exercised, 36,169 of those common shares were accessible only based upon the Company’s election to require the lender to provide the additional financing. When the lender provided additional financing of $8,000,000 on May 10, 2012, the additional 36,169 of common shares became accessible. Warrants indexed to an additional 21,701 were issued in conjunction with the additional financing.

All remaining warrants linked to 43,750 shares of common stock associated with the Series G Convertible Preferred Stock Financing expired unexercised on April 13, 2014 and are no longer outstanding.

All remaining warrants linked to 130,208 shares of common stock associated with the Senior Convertible Note Financing Transaction expired unexercised on April 13, 2014 and are no longer outstanding.

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
Balances at January 1	$—	$6,225
Changes in fair value inputs and assumptions reflected in income	—	58,716
Expired	—

Balances at March 31	$—	$64,941

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE L – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred income consisted of the following at:

	March 31, 2017	December 31, 2016
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total deferred income and participating revenue rights	$4,643,750	$4,643,750

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial condition and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2016. Only projects material in nature or have material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management.

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

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”), and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material (known as the “Don Diego” deposit). Phosphate is a key ingredient of fertilizers. In March 2014, Odyssey completed a first NI 43-101 compliant report on the deposit and periodically updates this report. The Don Diego deposit is currently our main mineral project and is important to Odyssey’s future. Odyssey believes that the Don Diego deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis and that the product will be attractive to Mexican and other world producers of fertilizers.

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

An option to purchase an additional 1.0 million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in 2014 and 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. This termination was a requirement of the March 11, 2015 financing deal. In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or to purchase Oceanica shares from us at a pre-defined price (See NOTE I). This loan was amended on December 10, 2015, extending the maturity date of the loan to December 31, 2017 and allowing Monaco to retain the call option on the $10 million worth of Oceanica shares held by Odyssey until December 31, 2017. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and now matures March 18, 2017, see NOTE H for further information.

Shipwreck Exploration Projects

Other Projects

Odyssey began conducting offshore services for our shipwreck business partner, Magellan Offshore Services, in 2016. Offshore work is currently underway on the second shipwreck services contract with Magellan which includes multiple targets. The master services agreement governing these projects states Odyssey will be paid cost plus a specified mark-up and Odyssey will receive 21.25% of net returns, if any, from these projects.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2016, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2017, compared to three-months ended March 31, 2016

Increase/(Decrease)			2017 vs. 2016
(Dollars in millions)	2017	2016	$	%
Total revenues	$0.6	$0.6	$0.1	11%

Cost of sales	$—	$—	$—	—%
Marketing, general and administrative	1.6	2.4	(0.8)	32%
Operations and research	1.3	2.2	(0.9)	41%
		—

Total operating expenses	$2.9	$4.6	$(1.6)	36%

Other income (expense)	$(0.7)	$3.4	$(4.1)	120%

Income tax benefit (provision)	$—	$—	$—	0%

Non-controlling interest	$0.8	$0.7	$0.1	9%

Net income (loss)	$(2.2)	$0.1	$(2.3)	2,698%

Revenue

Revenue is primarily generated through the sale of marine services either through expedition charters or for the services from our crew and equipment.

Total revenue in the current quarter was $0.6 million, a $0.1 million increase over the revenue in the same period a year ago and was derived from the performance of expedition marine survey and recovery services to Magellan, whom we consider a related party. The $0.6 million revenue in the same quarter last year was generated from providing equipment and personnel to an offshore operator under a survey expedition services agreement.

Operating Expenses

We did not have any cost of sales in either period due to not having any remaining inventory. All of our inventory items held for re-sale were sold in the course of 2015 and we thus have no similar inventory items or costs of sales remaining.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.8 million from $2.4 million in 2016 to $1.6 million in 2017 primarily as a result of (i) a reduction of $0.4 million of personnel compensation and related expenses including share-based compensation of $0.1 million, (ii) $0.3 million decrease in legal services and corporate supportive professional services that were not required in 2017 and (iii) $0.1 million of general corporate overhead reductions.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses decreased by $0.9 million from 2016 to 2017 primarily as a result of a $0.7 million reduction of marine services costs which include technical crew costs as well as other marine operational costs such as fuel, port fees and consumables. 2016 included the full time operations of our former vessel, the Odyssey Explorer, which was sold in mid-2016. The remaining $0.2 million reduction is related to 2016 marine expedition specific project costs of $0.1 million and a $0.1 reduction in depreciation.

Other Income and Expense

Other income and expense has generally consisted of interest expense on our bank term and other mortgage loans and convertible notes as well as the fair value change of derivatives carried on the balance sheet. The derivatives related to our issuance of certain convertible warrants and notes. Total other income and expense decreased from income of $3.4 million in 2016 to an expense of $0.7 million in 2017, a decrease of $4.1 million. This $4.1 million is primarily the $3.3 million income from the fair value derivative accounting attached to Monaco loans in 2016, the 2016 expiration of the $0.4 million MINOSA call option and $0.4 million of of interest expense on new interest bearing debt.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2017 or 2016.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first quarter of 2017 was $0.8 million as compared to $0.7 million in the first quarter of 2016. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

	Three-Months Ended
(In thousands)	March 2017	March 2016
Summary of Cash Flows:
Net cash used by operating activities	$(1,218)	$(2,673)
Net cash provided by investing activities	—	(51)
Net cash provided by financing activities	621	3,248

Net (decrease) increase in cash and cash equivalents	$(597)	$524
Beginning cash and cash equivalents	1,663	2,241

Ending cash and cash equivalents	$1,066	$2,765

Discussion of Cash Flows

Net cash used by operating activities for the first three months of 2017 was $1.2 million, or an improvement of $1.5 million compared to the same period in 2016. This net cash used by operating activities reflects a net loss before non-controlling interest of $(3.0) million offset in part by non-cash items of $0.6 million which primarily include depreciation and amortization of $0.2 million, share-based compensation $0.2 million and debt interest accretion of $0.2 million. Other operating activity changes resulted in an increase in working capital of $1.2 million. This primarily included changes to accrued expenses and accounts payable in 2017 of $0.9 million.

Cash flows used for investing activities for the first three months of 2017 were $0.0 million compared to ($0.1) million for purchase of marine exploration equipment in the same period in 2016.

Cash flows provided by financing activities for the first three months of 2017 were $0.6 million. During this period, we borrowed $0.8 million from SMOM Ltd (see NOTE H). This cash inflow was partially offset by repayment of debt obligations $0.2 million. Cash flows provided by financing activities for the same period of 2016 were $3.2 million. During this period, we borrowed $1.5 million from Epsilon and $1.8 million from Monaco (see NOTE H). This cash inflow was partially offset by repayment of debt obligations.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2017, we had cash and cash equivalents of $1.1 million, a decrease of $0.7 million from the December 31, 2016 balance of $1.7 million. This decrease was mainly the net result of cashflows associated with the year-to-date operating loss that is partially offset by the new loan of $0.8 million from SMOM Ltd (see NOTE H).

Financial debt of the company, excluding the derivative component of such debt, increased by $0.9 million in the first three months of 2017, from a balance of $25.1 million at December 31, 2016 to a balance of $26.0 million at March 31, 2017. This increase is primarily related to the new $0.8 million loan from the agreement with SMOM Ltd (see NOTE H) and $0.1 million of interest accretion.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at March 31, 2017 was $14.75 million.

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

On March 18, 2016, Odyssey entered into a $3.0 million Note Purchase Agreement with Epsilon Acquisitions LLC (see below and NOTE H). Epsilon is an investment vehicle of Mr. Alonso Ancira who is Chairman of the Board of AHMSA, an entity that controls MINOSA.

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco. The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was amended to April 1, 2018 and the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification (March 2016)” in NOTE H. The outstanding interest-bearing balance of these Notes was $2.8 million at March 31, 2017 and December 31, 2016, respectively.

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

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million of secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. The principal balance of this debt at March 31, 2017 is $6,050,000. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. On January 25, 2017, Epsilon provided notice to us that it will convert the initial $3.0 million plus accrued interest per the Restated Note Purchase Agreement at $5.00 per share in accordance with the terms of the agreement. The conversion and issuance of these new shares is effective April 10, 2017 and includes accrued interest of $302,274 for a total 670,455 shares. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2016, Epsilon assigned $2,000,000 of this debt to MINOSA under the same terms as the original debt.

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

Accounting considerations for additional tranches

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

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended March 31, 2017 and March 31, 2016, interest expense related to the discount in the amount of $68,194 and $3,859, respectively, was recorded. For the three months ended March 31, 2017 and March 31, 2016, accrued interest in the amount of $149,178 and $411, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term.

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

Promissory Note

On May 4, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM Limited (“SMOM”). Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million in convertible promissory notes. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet (See NOTE C). We received advances of $1.5 million under this agreement of which we received $750,000 in February 2017 and $750,000 in April 2017. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50.0% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the value of the Company’s value on the date of issuance. Management is further reviewing the loan documents and will make a final evaluation of the applicable accounting related to this loan and security agreement and adjust as necessary.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015. On March 24, 2017 we received NASDAQ communication notifying us our market capitalization was below the required minimum of $35.0 million for 30 consecutive days. We have 180 days, until September 30, 2017, to regain compliance. In order to regain compliance during this period, the market capitalization of our public common shares must be at least $35.0 million for ten consecutive business days. Our 2017 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. In February 2017 we executed a letter of intent for a financing agreement with an affiliate of our related party, Monaco Financial, LLC for up to $5.0 million of which we received $750,000 in February 2017 and another $750,000 in April 2017 (see NOTE H). This financing agreement has subsequently been reduced to $3.0 million from the original $5.0 million. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at March 31, 2017 was $1.1 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at March 31, 2017 of $26.2 million. Our largest loan of $14.75 million from MINOSA had a maturity date of March 18, 2017. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was $4.0 million at March 31, 2017 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We currently do not have any debt obligations with variable interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting to date in 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, a minimum bid requirement and a minimum market capitalization requirement. If we are not compliant with these continued listing requirements, we could be de-listed from the NASDAQ Capital Market. On March 24, 2017 we were notified by NASDAQ Capital Market we were not compliant with their $35.0 million minimum market capitalization requirement. The rules provide for a compliance period of 180 in which to regain compliance. To regain compliance, the market capitalization of our common shares must be at least $35.0 million for ten consecutive business days. There is no guarantee we can regain compliance.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 6.	Exhibits

10.1	Convertible Promissory Note dated May 4, 2017 (Filed herewith electronically)

10.2	Loan and Security Agreement dated May 4, 2017 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: May 10, 2017	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Interim Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)