Form 10-Q
period 2017-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2017-08-09
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 29, 2017 was 8,388,821.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,476,693	$1,662,643
Restricted cash	10,000	10,000
Accounts receivable and other, net	285,378	473,806
Other current assets	224,436	609,462

Total current assets	1,996,507	2,755,911

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,738,898	17,188,699
Marine asset held for sale	—	416,329
Accumulated depreciation	(15,815,735)	(15,809,774)

Total property and equipment	923,163	1,795,254

NON-CURRENT ASSETS
Other non-current assets	532,500	532,500

Total non-current assets	532,500	532,500

Total assets	$3,452,170	$5,083,665

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,484,376	$1,397,347
Accrued expenses and other	5,713,085	5,078,125
Loans payable	21,609,440	20,731,807

Total current liabilities	28,806,901	27,207,279

LONG-TERM LIABILITIES
Loans payable	3,000,000	4,335,501
Revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	7,643,750	8,979,251

Total liabilities	36,450,651	36,186,530

Commitments and contingencies (NOTE G)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 8,388,821 and; 7,718,366 issued and outstanding for each period end presented	839	772
Additional paid-in capital	211,731,546	207,962,346
Accumulated deficit	(231,066,586)	(226,950,436)

Total stockholders’ equity/(deficit) before non-controlling interest	(19,334,201)	(18,987,318)
Non-controlling interest	(13,664,280)	(12,115,547)

Total stockholders’ equity/(deficit)	(32,998,481)	(31,102,865)

Total liabilities and stockholders’ equity/(deficit)	$3,452,170	$5,083,665

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUE
Recovered cargo sales and other	$—	$—	$—	$4,667
Expedition	587,270	1,217,318	1,236,623	1,795,128

Total revenue	587,270	1,217,318	1,236,623	1,799,795

OPERATING EXPENSES
Marketing, general and administrative	1,749,601	1,937,523	3,379,556	4,317,839
Operations and research	900,799	1,293,803	2,203,315	3,493,794

Total operating expenses	2,650,400	3,231,326	5,582,871	7,811,633

INCOME (LOSS) FROM OPERATIONS	(2,063,130)	(2,014,008)	(4,346,248)	(6,011,838)
OTHER INCOME (EXPENSE)
Interest expense	(664,735)	(596,287)	(1,379,631)	(930,347)
Change in derivative liabilities fair value	—	61,051	—	3,398,525
Other	21,335	9,652	60,998	391,630

Total other income (expense)	(643,400)	(525,584)	(1,318,633)	2,859,808

(LOSS) BEFORE INCOME TAXES	(2,706,530)	(2,539,592)	(5,664,881)	(3,152,030)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(2,706,530)	(2,539,592)	(5,664,881)	(3,152,030)
Non-controlling interest	789,645	680,814	1,548,733	1,377,897

NET (LOSS)	$(1,916,885)	$(1,858,778)	$(4,116,148)	$(1,774,133)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.23)	$(0.25)	$(0.51)	$(0.24)

Weighted average number of common shares outstanding
Basic	8,322,512	7,544,345	8,022,108	7,542,728

Diluted	8,322,512	7,544,345	8,022,108	7,542,728

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(5,664,881)	$(3,152,030)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	431,419	598,197
Director fees settled with equity instruments	—	18,415
Accrued interest converted into common stock	302,274	—
Gain on sale of equipment	(289,328)	(125,991)
Financed lender fees	—	50,000
Change in derivatives liabilities fair value	—	(3,398,525)
Note payable interest accretion	242,132	87,525
Share-based compensation	416,993	692,501
Deferred revenue	—	(383,148)
(Increase) decrease in:
Accounts receivable	218,428	(798,345)
Other assets	385,023	(120,717)
Increase (decrease) in:
Accounts payable	87,029	(279,199)
Accrued expenses and other	915,832	1,512,776

NET CASH (USED) BY OPERATING ACTIVITIES	(2,955,079)	(5,298,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	50,000	200,000
Purchase of property and equipment	—	(58,821)

NET CASH PROVIDED BY INVESTING ACTIVITIES	50,000	141,179

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,000,000	4,825,000
Repayment of mortgage and loans payable	(280,871)	(76,789)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,719,129	4,748,211

NET (DECREASE) IN CASH	(185,950)	(409,151)
CASH AT BEGINNING OF PERIOD	1,662,643	2,241,317

CASH AT END OF PERIOD	$1,476,693	$1,832,166

SUPPLEMENTARY INFORMATION:
Interest paid	$210,508	$718,722
Income taxes paid	$—	$—

Non-Cash Disclosure:

During the three-months ended June 30, 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000, see NOTE B and NOTE H. During this same period, Epsilon Acquisitions LLC converted $3,050,000 plus accrued interest of $302,274 into 670,455 of our common shares, see NOTE H. $30,000 remains in other receivables from the sale of a marine asset.

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2017 and the results of operations and cash flows for the interim period presented. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

The smaller vessel we received as consideration when we sold our Odyssey Explorer was sold in May 2016 to a creditor whose related party credited us $650,000 towards indebtedness owed by us as consideration for their acquisition of this vessel, see NOTE H. The amount capitalized for this asset was $416,329.

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

Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options and warrants and the if-

converted method to compute potential common shares from preferred stock, convertible notes or other convertible securities. For diluted earnings per share, the Company uses the more dilutive of the if-converted method or two-class method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted EPS calculation.

At June 30, 2017 and 2016, the weighted average common shares outstanding year-to-date were 8,022,108 and 7,542,728, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Average market price during the period	$3.58	$3.08	$3.90	$3.35
In the money potential common shares from options excluded	5,315	4,089	6,706	4,717
In the money potential common shares from warrants excluded	2,010	—	11,691	—

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

		Three Months Ended		Six-Months Ended
	Per share exercise price	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Out of the money options excluded:
	$3.59	7,521	—	—	—
	$12.48	137,666	137,666	137,666	137,666
	$12.84	4,167	4,167	4,167	4,167
	$26.40	75,158	75,794	75,158	75,794
	$32.76	—	53,707	—	53,707
	$34.68	73,765	74,265	73,765	74,265
	$39.00	8,333	8,333	8,333	8,333
	$41.16	833	833	833	833
	$42.00	8,333	8,333	8,333	8,333
	$46.80	1,667	1,667	1,667	1,667
Out-of-the-money warrants excluded:
	$43.20	—	130,208	—	130,208

Total excluded		317,443	494,973	309,922	494,973

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Potential common shares from unvested restricted stock awards excluded from EPS	238,921	88,096	238,921	88,096

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income (loss)	$(1,916,885)	$(1,858,778)	$(4,116,148)	$(1,774,133)
Numerator, basic and diluted net income (loss) available to stockholders	$(1,916,885)	$(1,858,778)	$(4,116,148)	$(1,774,133)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	8,322,512	7,544,345	8,022,108	7,542,728

Common shares outstanding for basic	8,322,512	7,544,345	8,022,108	7,542,728

Shares used in computation – diluted:
Common shares outstanding for basic	8,322,512	7,544,345	8,022,108	7,542,728

Shares used in computing diluted net income per share	8,322,512	7,544,345	8,022,108	7,542,728

Net (loss) per share – basic	$(0.23)	$(0.25)	$(0.51)	$(0.24)
Net (loss) per share – diluted	$(0.23)	$(0.25)	$(0.51)	$(0.24)

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

NOTE C – ACCOUNTS RECEIVABLE

Our accounts receivable consist of the following:

	June 30, 2017	December 31, 2016
Trade	$1,389	$2,569,108
Related party	200,970	205,497
Other	83,019	44,930
Reserve allowance	—	(2,345,729)

Total accounts receivable, net	$285,378	$473,806

The trade receivable balance at December 31, 2016 consists primarily of a trade receivable from Neptune Minerals, Inc., for which a reserve allowance for the full amount of $2,345,729 has been made for the reported period end. In February 2017, we entered into a debt agreement with SMOM Limited (“SMOM”) for a financing arrangement pursuant to which we assigned this Neptune Minerals, Inc. receivable to SMOM as a commitment fee. Being fully reserved, this Neptune Minerals, Inc. receivable had a carrying value of zero. Monaco and related affiliates owe us $200,970 and $205,497 for the periods ended June 30, 2017 and December 31, 2016, respectively, for support services and marine services rendered on their behalf. See NOTE H for further information regarding Monaco.

NOTE D – RELATED PARTY TRANSACTIONS

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”). See NOTE S to the consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. We had accounts receivable with Monaco and related affiliates at June 30, 2017 and December 31, 2016 of $200,970 and $205,497, respectively. We had operating payables with Monaco at June 30, 2017 and December 31, 2016 of $259,213 and $267,824, respectively. See NOTE H for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. We have and expect to perform and complete marine shipwreck search and recovery charter services for this related party from which we will recognize the appropriate revenue. We also lease our corporate office space on an annually renewable basis from Monaco at market rate of $20,080 per month.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc. (“NMI”)

Our current investment position in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 2016, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred in 2017 to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI and are not required to consolidate NMI. As of June 30, 2017, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

NOTE F – INCOME TAXES

During the six-month period ended June 30, 2017, we generated a federal net operating loss (“NOL”) carryforward of $2.9 million and generated $3.1 million of foreign NOL carryforwards. As of June 30, 2017, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $157.2 million and net operating loss carryforwards for foreign income tax purposes of approximately $28.3 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2035.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at June 30, 2017. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of June 30, 2017. There was no U.S. income tax expense for the six months ended June 30, 2017 due to the generation of net operating losses.

The increase in the valuation allowance as of June 30, 2017 is due to the generation of approximately $4.1 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

June 30, 2017	$70,515,931
December 31, 2016	69,481,041

Change in valuation allowance	$1,034,890

Our estimated annual effective tax rate as of June 30, 2017 is 25.14% while our June 30, 2017 effective tax rate is 0.0% because of the full valuation allowance.

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

Contingency

During March 2016, our Board of Directors approved the grant and issuance of 3.0 million new equity shares of Oceanica Resources, S.R.L. to two attorneys for their future services. This equity is only issuable upon the Mexican’s government approval of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. This grant of new shares was also approved by the Administrators of Oceanica Resources, S.R.L. We also owe a consultant a contingent success fee of $200,000 upon the approval of the EIA. The EIA has not been approved as of the date of this report.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. On March 24, 2017, we received NASDAQ communication notifying us our market capitalization was below the required minimum of $35.0 million for 30 consecutive days. The notice provided 180 days, or until September 20, 2017, to regain compliance. To regain compliance during this period, the market capitalization of our public common shares must be at least $35.0 million for ten consecutive business days. On August 3, 2017, we met this compliance requirement. Our 2017 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. In May 2017, we entered into a loan agreement with SMOM for $3.0 million, of which all $3.0 million has been received, see NOTE H. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at June 30, 2017 was $1.5 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at June 30, 2017 of $26.8 million. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE H – LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	June 30, 2017	December 31, 2016
Note 1 – Monaco 2014	$2,800,000	2,800,000
Note 2 – Monaco 2016	1,059,439	1,535,501
Note 3 – MINOSA	14,750,001	14,750,001
Note 4 – Epsilon	3,000,000	5,981,806
Note 5 – SMOM	3,000,000	—

	$24,609,440	$25,067,308

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

The outstanding interest-bearing balance of these Notes was $2.8 million at June 30, 2017 and December 31, 2016, respectively. The book carrying value of the Notes was $2.8 million, all of which is classified as long term. There was no amortization of debt discount recorded for the six months ended June 30, 2017 or June 30, 2016.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is payable on April 15, 2018. The current outstanding balance is $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying value of this equipment is $0.9 million. We unconditionally and irrevocably guaranteed all obligations of Odyssey and its subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During the three-months ended, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Since the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the three months ended June 30, 2017 and June 30, 2016, interest expense related to the discount in the amount of $117,716 and $50,472, respectively, was recorded. For the three months ended June 30, 2017 and June 30, 2016, accrued interest in the amount of $29,294 and $45,500, respectively, was recorded.

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

Loan modification (March 2016)

In connection with the $1.825 million loan agreement with Monaco in March 2016, the existing $2.8 million notes were modified. Of the combined total indebtedness of Monaco’s Note 1 and Note 2, Monaco can convert this debt into 3,174,603 shares of Oceanica at a fixed conversion price of $1.00 per share, or $3,174,603. Any remaining debt in excess of $3,174,603 is not convertible. Additionally, the modification eliminated Monaco’s option (“share purchase option”) to purchase 3,174,603 shares of Oceanica stock at a price of $3.15 per share. The modification was analyzed under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10 a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. In accordance with the extinguishment accounting guidance (a) the share purchase option was first marked to its pre-modification fair value, (b) the new debt was recorded at fair value and (c) the old debt and share purchased option was removed. The difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC 470-50-40-2 indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain upon extinguishment was recognized in additional paid in capital. We performed the following steps:

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. As of March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at June 30, 2017 and December 31, 2016, respectively. The maturity date of this note has been amended and matured on March 18, 2017.

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

Note 4 – Epsilon

On March 18, 2016 we entered into a Note Purchase Agreement (“Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). Pursuant to the Purchase Agreement, Epsilon loaned us $3.0 million in two installments of $1.5 million on March 31, 2016 and April 30, 2016. The indebtedness bears interest at a rate of 10% per annum and was due on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount is included in the loan balance. In pledge agreements related to the loans, we granted security interests to Epsilon in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. Epsilon has the right to convert the outstanding indebtedness into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. On January 25, 2017, Epsilon provided notice to us that it will convert the initial $3.0 million plus accrued interest per the Restated Note Purchase Agreement at $5.00 per share in accordance with the terms of the agreement. The conversion and issuance of new shares is effective April 10, 2017 and includes accrued interest of $302,274 for a total 670,455 shares. Upon the occurrence and during the continuance of an event of default, the conversion price was to be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“MINOSA”) by the amount of indebtedness converted.

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

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million of secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. The principal balance of this debt at June 30, 2017 is $3,000,000. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2016, Epsilon assigned Tranche 4 and 5 totaling $2,000,000 of this debt to MINOSA under the same terms as the original debt.

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

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended June 30, 2017 and June 30, 2016, interest expense related to the discount in the amount of $0 and $23,472, respectively, was recorded. For the three months ended June 30, 2017 and June 30, 2016, accrued interest in the amount of $83,151 and $78,547, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares, the current indebtedness is $3.0 million.

Note 5 – SMOM

On May 4, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet (See NOTE C). All $3.0 million represented by this Loan Agreement has been funded. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50.0% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three and six-month periods ended June 30, 2017 and 2016 was $208,497 and $357,872 and $416,993 and $692,501, respectively.

We did not grant employee stock options in the three-month periods ended June 30, 2017 and 2016. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At June 30, 2017, our uninsured cash balance was approximately $1.2 million.

We do not currently have any debt obligations with variable interest rates.

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the amounts that were reflected in our income related to our derivatives for the three and six months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
2014 Convertible Promissory Notes	—	$—	—	$3,396,190
Warrant derivatives	—	61,051	—	2,335

	—	61,051	—	3,398,525
Redemptions of Senior Convertible Notes	—	—	—	—

Total derivative income (expense)	$—	$61,051	$—	$3,398,525

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of March 8, 2016, (Modification Date):

Tranche 1 – August 14, 2014:	March 8, 2016***
Underlying price on valuation date*	$1.25
Contractual conversion rate	$3.15
Contractual term to maturity**	1.82 Years
Implied expected term to maturity	1.24 Years
Market volatility:
Range of volatilities	96.0% - 154.0%
Equivalent volatilities	120.1%
Contractual interest rate	11.00%
Equivalent market risk adjusted interest rates	11.60%
Range of credit risk adjusted yields	3.49% - 5.02%
Equivalent credit risk adjusted yield	4.13%

Tranche 2 – October 1, 2014:	March 8, 2016***
Underlying price on valuation date*	$1.25
Contractual conversion rate	$3.15
Contractual term to maturity**	1.82 Years
Implied expected term to maturity	1.24 Years
Market volatility:
Range of volatilities	96.0% - 154.0%
Equivalent volatilities	120.1%
Contractual interest rate	11.00%
Equivalent market risk adjusted interest rates	11.60%
Range of credit risk adjusted yields	3.49% - 5.02%
Equivalent credit risk adjusted yield	4.13%

Tranche 3 – December 1, 2014:	March 8, 2016***
Underlying price on valuation date*	$1.25
Contractual conversion rate	$3.15
Contractual term to maturity**	1.82 Years
Implied expected term to maturity	1.24 Years
Market volatility:
Range of volatilities	96.0% - 154.0%
Equivalent volatilities	120.1%
Contractual interest rate	11.00%
Equivalent market risk adjusted interest rates	11.60%
Range of credit risk adjusted yields	3.49% - 5.02%
Equivalent credit risk adjusted yield	4.13%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore, its shares do not trade on a public exchange. As a result, the underlying value was originally based on private sales of the subsidiary’s shares because that was the best indicator of the value of the shares in the past. The last sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly, the underlying price used in the past in the MCS calculations was the $2.50 for the inception dates and December 31, 2015. Being far removed from December 2013 while considering the modification in March 2016 of the new option price of $1.00 and other market conditions currently prevailing, management determined $1.25 to be representative of the per share fair value.
**	On December 10, 2015, the term was extended to December 31, 2017.

In March 2016, the term was extended to April 1, 2018.

***	In March 2016, the purchase price of the share purchase options was modified to $1.00 per share. As a result of the re-pricing, the share purchase options became convertible into a fixed number of shares and no longer required measurement as derivative liabilities. The MCS were calculated for the instruments just prior to the modification on March 8, 2016.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the six months ended June 30, 2017 and 2016.

	For the six months ended June 30,
	2017	2016
Balances at January 1	$—	$3,396,190
Issuances	—	—
Modification		(1,456,825)
Changes in fair value inputs and assumptions reflected in income	—	(1,939,365)

Balances at June 30	$—	$—

The fair value of all Share Purchase Option derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk-free interest components of the Binomial Lattice technique.

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

The following table reflects the issuances of derivative warrants and changes in fair value related to the derivative warrants during the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
	2017	2016
Balances at January 1	$—	$6,226
Changes in fair value inputs and assumptions reflected in income	—	(2,335)

Balances at June 30	$—	$3,891

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk-free interest components of the Binomial Lattice technique.

NOTE L – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	June 30, 2017	December 31, 2016
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$4,643,750	$4,643,750

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

We own specialized marine services survey and recovery equipment that we mobilize for customers on leased vessels. This proprietary equipment is operated by our technical team when conducting operations worldwide. This allowed us to launch the CLIO Offshore services program, increasing the utilization and leverage of the technical team and assets between our projects. CLIO Offshore is focused on third-party survey, remotely operated vehicle (ROV) and recovery projects down to 6,000 meters in depth. This program also offers services for deep-ocean resource explorations, ship and airplane wreck explorations, archaeological recovery and conservation and insurance documentation.

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

In September 2014, ExO reported that the Environmental Impact Assessment (“EIA”) for proposed dredging and recovery of phosphate sands from the Don Diego deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). This EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to Oceanica on its EIA application. In full compliance with the SEMARNAT process, a response to the questions was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its Environmental Impact Assessment (EIA) application to allow additional time for review and regional briefings. The EIA was re-submitted in June 2015, and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015, additional questions were received from SEMARNAT in November 2015, and ExO’s responses to the questions were filed with SEMARNAT on December 3, 2015. On April 8, 2016, SEMARNAT denied the application for this environmental license as presented. Odyssey’s subsidiaries and partners have been managing the administrative, legal and political process necessary to review and overturn the April decision. The judicial process is expected to conclude in 2017. To move to the next phase of development of the deposit, Odyssey and its subsidiaries need the approval of this environmental permit application.

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

Shipwreck Exploration Projects

Other Projects

Odyssey began conducting offshore services under contract for Magellan Offshore Services in 2016. In the second quarter, the Odyssey offshore team successfully completed the first phase of a major shipwreck project that included search and inspection of multiple valuable targets and the recovery of samples of valuable cargo. Planning is currently underway for the recovery phase of this project. Procurement of specialized equipment for the recovery project has been initiated, and operations will commence upon delivery and the completion of testing of this new technology. The master services agreement governing these projects states Odyssey will be paid cost plus a specified mark-up and Odyssey will receive 21.25% of net returns, if any, from these projects.

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

Three-months ended June 30, 2017, compared to three-months ended June 30, 2016

Increase/(Decrease)			2017 vs. 2016
(Dollars in millions)	2017	2016	$	%
Total revenues	$0.6	$1.2	$(0.6)	52%

Marketing, general and administrative	1.7	1.9	(0.2)	10%
Operations and research	0.9	1.3	(0.4)	30%
Total operating expenses	$2.7	$3.2	$(0.6)	18%

Other income (expense)	$(0.6)	$(0.5)	$(0.1)	22%

Income tax benefit (provision)	$—	$—	$—	—%

Non-controlling interest	$0.8	$0.7	$0.1	16%

Net income (loss)	$(1.9)	$(1.9)	$(0.1)	3%

Revenue

Revenue is primarily generated through the sale of marine services either through expedition charters or for the services from our crew and equipment.

Total revenue in the current quarter was $0.6 million, a $0.6 million decrease over the revenue in the same period a year ago and was derived from the performance of expedition marine survey and recovery services to Magellan, whom we consider a related party. The $1.2 million revenue in the same quarter last year was generated from providing equipment and personnel to an offshore operator under a survey expedition services agreement.

Operating Expenses

We did not have any cost of sales in either period due to not having any remaining inventory. All of our inventory items held for re-sale were sold in the course of 2015 and we thus have no similar inventory items or costs of sales remaining.

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.2 million from $1.9 million in 2016 to $1.7 million in 2017 primarily as a result of (i) a reduction of $0.4 million of personnel compensation and related expenses including share-based compensation of $0.2 million and (ii) $0.1 million decrease in corporate supportive overhead. This decrease was partially offset by (i) a $0.2 million increase in legal fees related to marine cargo securitization and (ii) a $0.1 million increase in financing fees.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses decreased by $0.4 million from 2016 to 2017 as a result of a $0.1 million reduction of marine services costs which include technical crew costs as well as other marine operational costs such as fuel, port fees and consumables, an increase in the gain of sale of marine equipment of $0.2 million and a reduction of $0.1 million of fixed asset costs related to depreciation and insurance. 2016 included the full-time operations of our former vessel, the Odyssey Explorer, which was sold in mid-2016.

Other Income and Expense

Other income and expense has generally consisted of interest expense on our bank term and other mortgage loans and convertible notes as well as the fair value change of derivatives carried on the balance sheet. Previous derivatives related to our issuance of certain convertible warrants and notes. Total other income and expense increased from an expense of $0.5 million in 2016 to an expense of $0.6 million in 2017, an increase of $0.1 million. This $0.1 million is primarily the result of the accelerated accretion of the beneficial conversion feature that bifurcated from the Monaco Note 2 debt, see NOTE H, that we were relieved of when we sold our marine vessel during this three-month period ended June 30, 2017.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2017 or 2016.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the second quarter of 2017 was $0.8 million as compared to $0.7 million in the second quarter of 2016. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Six-months ended June 30, 2017, compared to six-months ended June 30, 2016

Increase/(Decrease)			2017 vs. 2016
(Dollars in millions)	2017	2016	$	%
Total revenues	$1.2	$1.8	$(0.6)	31%

Marketing, general and administrative	3.4	4.3	(0.9)	22%
Operations and research	2.2	3.5	(1.3)	37%

Total operating expenses	$5.6	$7.8	$(2.2)	29%

Other income (expense)	$(1.3)	$2.8	$(4.2)	146%

Income tax benefit (provision)	$—	$—	$0.0	0%

Non-controlling interest	$1.5	$1.4	$0.2	12%

Net income (loss)	$(4.1)	$(1.8)	$(2.3)	132%

Revenue

Total revenues decreased by $0.6 million in the first six months of 2017 as compared to the same period in 2016. Marine survey services contracts were executed in each period but the 2016 contract was for a longer extended period of time.

Operating Expenses

We did not have any cost of sales in either period due to not having any remaining inventory. All of our inventory items held for re-sale were sold in the course of 2015 and we thus have no similar inventory items or costs of sales remaining.

Marketing, general and administrative expenses decreased from $4.3 million in 2016 to $3.4 million in 2017. This variance of $0.9 million is primarily due to (i) $0.8 million in personnel related reductions in regular, incentive and sharebased compensation and (ii) $0.1 million reduction in general corporate overhead supportive expenses.

For the first six months of 2017, Operations and research expenses were $2.2 million compared to $3.5 million for the same period in 2016. The variance of $1.3 million is primarily due to (i) $0.8 million in reduced marine services costs which is comprised of items such as crewing fees of $0.5 million, professional and management fees of $0.2 million and general vessel costs of $0.1 million which includes items such as spares, port fees and consumables, (ii) an increase in the gain on sale of marine assets of $0.2 million, (iii) a decrease of $0.2 million of asset costs which include depreciation and insurance and (iv) a decrease of $0.1 million in shore based marine support services. 2016 included the full-time operations of our former vessel, the Odyssey Explorer, which was sold in mid-2016.

Other Income and Expense

Other income and expense decreased from an income of $2.8 million in 2016 to an expense of $1.3 million 2017, a decrease of $4.2 million which primarily resulted from (i) 2016 included $3.4 million of fair value derivative income from accounting mainly related to the Monaco loans which is not in 2017, (ii) 2016 included $0.4 of income previously disclosed at the MINOSA Call Option which is not in 2017 and (iii) an increase of $.04 million of interest expense due to accretion of a beneficial conversion feature bifurcated from the Epsilon and Monaco notes and an increase in Epsilon debt principal. See NOTE H for related debt details.

Taxes and Non-Controlling Interest

We did not accrue any taxes in the second quarter of either 2017 or 2016.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first six months of 2017 was $1.5 million as compared to $1.4 million during the first half of 2016. The administrative support has been steady and fluent supporting the legal process in obtaining the environmental application for our Mexican subsidiary.

Liquidity and Capital Resources

	Six-Months Ended
(In thousands)	June 2017	June 2016
Summary of Cash Flows:
Net cash used by operating activities	$(2,955)	$(5,298)
Net cash provided by investing activities	50	141
Net cash provided by financing activities	2,719	4,748

Net (decrease) increase in cash and cash equivalents	$(186)	$(409)
Beginning cash and cash equivalents	1,663	2,241

Ending cash and cash equivalents	$1,477	$1,832

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2017 was $3.0 million, or an improvement of $2.3 million compared to the same period in 2016. This net cash used by operating activities reflects a net loss before non-controlling interest of $(5.7) million offset in part by non-cash items of $1.1 million which primarily include depreciation and amortization of $0.4 million, share-based compensation $0.4 million, debt interest accretion of $0.2 million, accrued interest converted to common stock of $0.3 million and a gain on sale of marine assets of $(0.3) million. Other operating activity changes resulted in an increase in working capital of $1.3 million. This primarily included changes to accounts receivable in 2017 of $1.0 million.

Cash flows used for investing activities for the first six months of 2017 were $0.1 million compared to ($0.1) million for the same period in 2016. Both periods included cash from the sale of marine assets.

Cash flows provided by financing activities for the first six months of 2017 were $2.7 million. During this period, we borrowed $3.0 million from SMOM (see NOTE H). This cash inflow was partially offset by repayment of debt obligations $0.3 million. Cash flows provided by financing activities for the same period of 2016 were $4.8 million. During this period, we borrowed $3.0 million from Epsilon and $1.8 million from Monaco (see NOTE H). This cash inflow was partially offset by repayment of debt obligations.

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2017, we had cash and cash equivalents of $1.5 million, a decrease of $0.2 million from the December 31, 2016 balance of $1.7 million. This decrease was mainly the net result of cashflows associated with the year-to-date operating loss that is partially offset by the new loan of $3.0 million from SMOM (see NOTE H).

Financial debt of the company, excluding the derivative component of such debt, decreased by $0.7 million in the first six months of 2017, from a balance of $25.1 million at December 31, 2016 to a balance of $24.4 million at June 30, 2017. This due to Epsilon converting $3.0 million into common stock, Monaco relieving us of $0.7 million from the sale of a marine vessel and entering into a new $3.0 million loan agreement with SMOM (see NOTE H).

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at June 30, 2017 was $14.75 million.

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco. The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was amended to April 1, 2018 and the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification (March 2016)” in NOTE H. The outstanding interest-bearing balance of these Notes was $2.8 million at June 30, 2017 and December 31, 2016, respectively.

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

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million of secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. The principal balance of this debt at June 30, 2017 is $3,000,000. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2016, Epsilon assigned $2,000,000 of this debt to MINOSA under the same terms as the original debt.

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

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended June 30, 2017 and June 30, 2016, interest expense related to the discount in the amount of $0 and $23,472, respectively, was recorded. For the three months ended June 30, 2017 and June 30, 2016, accrued interest in the amount of $83,151 and $78,547, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000. Subsequent to the conversion of the first tranche, the outstanding balance is $3,000,000 and classified as short-term.

Promissory Note

On April 15, 2016, Odyssey Marine Exploration, Inc. (“Odyssey”) and its wholly owned subsidiaries Oceanica Marine Operations, S.R.L. (“OMO”), Odyssey Marine Services, Inc. (“OMS”), and Odyssey Marine Enterprises, Ltd. (“OME”) executed a Loan and Security Agreement (the “Loan Agreement”) with Monaco Financial LLC (“Monaco”) pursuant to which Odyssey borrowed $1,825,000 from Monaco. The current balance is now $1,175,000. Monaco advanced the entire amount to us in March 2016 upon execution of a Letter of Intent. The indebtedness is evidenced by a Convertible Promissory Note (the “Note”) that provides for interest at the rate of 10.0% per annum on the outstanding amount of principal, with the entire unpaid principal sum outstanding, together with any unpaid interest thereon, being due and payable on April 15, 2018. Odyssey has the right to prepay the indebtedness, in whole or in part, upon 30 days’ notice to Monaco.

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

Of the combined total indebtedness of Monaco’s Note 1 of $2.8 million (NOTE H) and this agreement, Note 2, (see NOTE H), Monaco can convert this combined debt into 3,174,603 shares of Oceanica at a fixed conversion price of $1.00 per share, or $3,174,603. Any remaining debt in excess of $3,174,603 is not convertible. The Note further provides that the maximum number of Oceanica cuotas that can be acquired by Monaco upon conversion is 3,174,603 cuotas. During the three-months ended, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied to our loan balance to Monaco in the amount of $650,000.

Promissory Note

On May 4, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM Limited (“SMOM”). Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million in convertible promissory notes. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet (See NOTE C). All $3.0 million represented by this Loan Agreement has been funded. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50.0% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. On March 24, 2017, we received NASDAQ communication notifying us our market capitalization was below the required minimum of $35.0 million for 30 consecutive days. The notice provided 180 days, or until September 20, 2017, to regain compliance. To regain compliance during this period, the market capitalization of our public common shares must be at least $35.0 million for ten consecutive business days. On August 3, 2017, we met this compliance requirement. Our 2017 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. In May 2017, we entered into a loan agreement with SMOM for $3.0 million, of which all $3.0 million has been received, see NOTE H. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at June 30, 2017 was $1.5 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at June 30, 2017 of $26.8 million. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Our common stock is listed on the NASDAQ Capital Market, which imposes, among other requirements, a minimum bid requirement and a minimum market capitalization requirement. If we are not compliant with these continued listing requirements, we could be de-listed from the NASDAQ Capital Market. On March 24, 2017 we were notified by NASDAQ Capital Market we were not compliant with their $35.0 million minimum market capitalization requirement. The rules provide for a compliance period of 180 days, until September 20, 20217, to regain compliance. To regain compliance, the market capitalization of our common shares must be at least $35.0 million for ten consecutive business days. On August 3, 2017 we regained compliance. There is no guarantee we can maintain compliance.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other information

On August 4, 2017, the Company’s board of directors (the “Board”) adopted the Odyssey Marine Exploration, Inc. Key Employee Cuota Appreciation Rights (the “Key Employee Plan”) and the Odyssey Marine Exploration, Inc. Nonemployee Director Cuota Appreciation Rights (the “Director Plan” and, together with the Key Employee Plan, the “Cuota Plans”). The Cuota Plans provide for the award of cuota appreciation rights (“CARs”) to eligible participants. A “cuota” is a unit of equity interest under Panamanian law, and the value of the CARs will be determined based upon the appreciation, if any, in the value of the cuotas of Oceanica Resources, S. de R.L., a Panamanian sociedad de responsabilidad limitada (“Oceanica”), after the award of such CARs. The Company indirectly holds a majority stake in Oceanica.

The Board will select the Company’s employees who will participate in the Key Employee Plan. Directors of the Company who are not employees of the Company or any of its subsidiaries are eligible to participate in the Director Plan. The purpose of the Cuota Plans is to provide deferred compensation to the participants.

The Board authorized the award of up to 750,000 CARs under the Key Employee Plan and the award of up to 600,000 CARs under the Director Plan. The terms of any CARs awarded under the Cuota Plans will be set forth in an award agreement between the Company and each participant, and the award agreement will set forth a vesting schedule for the CARs. In general, unvested CARs will be forfeited upon a participant’s separation of service from the Company, and all vested and unvested CARs will be forfeited upon a participant’s separation of service from the Company for “cause” (as defined in the Cuota Plans).

Each participant in the Cuota Plans will be entitled to be paid the value of such participant’s CARs upon the occurrence of a “payment event.” As used in the Cuota Plans, payment events consist of a change in control of the Company or the date specified in the applicable award agreement and, in the case of the Key Employee Plan, a separation of service without cause and the participant’s continuous employment with the Company until the date specified in the applicable award agreement. The value of CARs will be based upon the difference between the fair value of the cuotas of Oceanica on the date of the award of the CARs and the fair value of the cuotas on the date of the payment event, in each case as determined by the Board in accordance with the provisions of the Cuota Plans.

The table below shows information regarding CARs granted on August 4, 2017, to the Company’s directors and named executive officers:

		No. of	Grant Date
Participant	Position	CARs Awarded	Fair Value
John C. Abbott	Director	80,000	$3.00
Mark B. Justh	Director	85,000	$3.00
James S. Pignatelli	Director	77,000	$3.00
Jon D. Sawyer	Director	80,000	$3.00
Mark D. Gordon	Chief Executive Officer	166,355	$3.00
John D. Longley	Chief Operating Officer	62,253	$3.00
Jay A. Nudi	Chief Financial Officer	54,809	$3.00

ITEM 6. Exhibits

10.1*	Key Employee Cuota Appreciation Rights Plan (Filed herewith electronically)

10.2*	Nonemployee Director Cuota Appreciation Rights Plan (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 9, 2017	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)