Form 10-Q
period 2017-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2017-11-08
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of November 3, 2017 was 8,388,821.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,342,206	$1,662,643
Restricted cash	10,010	10,000
Accounts receivable and other, net	263,745	473,806
Other current assets	242,092	609,462

Total current assets	1,858,053	2,755,911

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,738,898	17,188,699
Marine asset held for sale	—	416,329
Accumulated depreciation	(15,989,100)	(15,809,774)

Total property and equipment	749,798	1,795,254

NON-CURRENT ASSETS
Other non-current assets	532,500	532,500

Total non-current assets	532,500	532,500

Total assets	$3,140,351	$5,083,665

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,112,859	$1,397,347
Accrued expenses and other	6,066,045	5,078,125
Loans payable	23,150,524	20,731,807

Total current liabilities	31,329,428	27,207,279

LONG-TERM LIABILITIES
Loans payable	3,000,000	4,335,501
Revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	7,643,750	8,979,251

Total liabilities	38,973,178	36,186,530

Commitments and contingencies (NOTE G)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 8,388,821 and 7,718,366 issued and outstanding for each period end presented	839	772
Additional paid-in capital	212,002,967	207,962,346
Accumulated deficit	(233,317,682)	(226,950,436)

Total stockholders’ equity/(deficit) before non-controlling interest	(21,313,876)	(18,987,318)
Non-controlling interest	(14,518,951)	(12,115,547)

Total stockholders’ equity/(deficit)	(35,832,827)	(31,102,865)

Total liabilities and stockholders’ equity/(deficit)	$3,140,351	$5,083,665

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUE
Recovered cargo sales and other	$11,854	$2,389	$11,854	$7,057
Expedition	—	2,880,851	1,236,623	4,675,978

Total revenue	11,854	2,883,240	1,248,477	4,683,035

OPERATING EXPENSES
Marketing, general and administrative	1,863,328	2,193,734	5,242,884	6,511,574
Operations and research	618,461	2,886,857	2,821,776	6,380,651

Total operating expenses	2,481,789	5,080,591	8,064,660	12,892,225

INCOME (LOSS) FROM OPERATIONS	(2,469,935)	(2,197,351)	(6,816,183)	(8,209,190)

OTHER INCOME (EXPENSE)
Interest expense	(638,940)	(598,931)	(2,018,570)	(1,529,278)
Change in derivative liabilities fair value	—	3,748	—	3,402,273
Other	3,107	(5,063)	64,104	386,567

Total other income (expense)	(635,833)	(600,246)	(1,954,466)	2,259,562

(LOSS) BEFORE INCOME TAXES	(3,105,768)	(2,797,597)	(8,770,649)	(5,949,628)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(3,105,768)	(2,797,597)	(8,770,649)	(5,949,628)
Non-controlling interest	854,671	665,294	2,403,404	2,043,191

NET (LOSS)	$(2,251,097)	$(2,132,303)	$(6,367,245)	$(3,906,437)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.27)	$(0.28)	$(0.78)	$(0.52)

Weighted average number of common shares outstanding
Basic	8,388,821	7,558,835	8,145,689	7,548,136

Diluted	8,388,821	7,558,835	8,145,689	7,548,136

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(8,770,649)	$(5,949,628)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	604,785	835,428
Director fees settled with equity instruments	—	39,399
Accrued interest converted into common stock	302,274	—
Gain on sale of equipment	(289,328)	(992,595)
Financed lender fees	50,000	50,000
Change in derivatives liabilities fair value	—	(3,402,273)
Note payable interest accretion	296,142	163,709
Share-based compensation	625,489	1,436,753
Deferred revenue	—	(383,148)
(Increase) decrease in:
Accounts receivable	210,061	(478,442)
Other assets	367,358	(11,007)
Increase (decrease) in:
Accounts payable	715,512	371,840
Accrued expenses and other	1,344,641	1,795,073

NET CASH (USED) BY OPERATING ACTIVITIES	(4,543,715)	(6,524,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	80,000	200,000
Purchase of property and equipment	—	(125,150)

NET CASH PROVIDED BY INVESTING ACTIVITIES	80,000	74,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	4,500,000	4,825,000
Restricted cash held as collateral	—	(10,000)
Repayment of debt obligations	(356,722)	(76,789)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,143,278	4,738,211

NET (DECREASE) IN CASH	(320,437)	(1,711,830)
CASH AT BEGINNING OF PERIOD	1,662,643	2,241,317

CASH AT END OF PERIOD	$1,342,206	$529,487

SUPPLEMENTARY INFORMATION:
Interest paid	$423,763	$798,263
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Accrued director fees paid with equity instruments	—	$177,500
Accounts payables settled as non-cash consideration for the sale of equipment	—	$890,598
Asset received as non-cash consideration for the sale of other property & equipment	—	$350,000

Non-Cash Disclosure:

During the three-months ended June 30, 2017, we sold a marine vessel to a related party, Monaco Financial, LLC, for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000, see NOTE B and NOTE H. During this same period, Epsilon Acquisitions LLC converted $3,050,000 plus accrued interest of $302,274 into 670,455 of our common shares, see NOTE H.

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2017 and the results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2017, including interim periods within those years. Based on management’s review of this new standard along with the substance of our transactions, management believes this standard will not have a material impact on our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. Based on management’s current understanding of this new standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the

Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Based on management’s current understanding of this new standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

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

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We have $10,010 of restricted cash for collateral related to a corporate credit card program.

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

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is calculated using the straight-line method at rates based on the assets’ estimated useful lives which are normally between three and thirty years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Items that may require major overhauls (such as engines or generators) that enhance or extend the useful life of vessel related assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever was shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualified to be capitalized and depreciated over the period of time until the next scheduled planned major maintenance for that item. All other repairs and maintenance were accounted for under the direct-expensing method and are expensed when incurred.

The smaller vessel for which we received as consideration when we sold our Odyssey Explorer was sold in May 2017 to a creditor whose related party credited us $650,000 towards indebtedness owed by us as consideration for their acquisition of this vessel, see NOTE H. The amount capitalized for this asset was $416,329.

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

At September 30, 2017 and 2016, the weighted average common shares outstanding year-to-date were 8,145,689 and 7,548,136, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Average market price during the period	$4.18	$3.24	$3.99	$3.31
In the money potential common shares from options excluded	7,763	4,474	7,062	4,631
In the money potential common shares from warrants excluded	18,948	—	14,136	—

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine-Months Ended
Per share exercise price	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Out of the money options excluded:
$ 3.59	—	7,521	—	7,521
$12.48	137,666	137,666	137,666	137,666
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,794	75,158	75,794
$32.76	—	53,707	—	53,707
$34.68	73,765	74,265	73,765	74,265
$39.00	8,333	8,333	8,333	8,333
$41.16	833	833	833	833
$42.00	8,333	8,333	8,333	8,333
$46.80	—	1,667	—	1,667
Out-of-the-money warrants excluded:
$43.20	—	130,208	—	130,208

Total excluded	308,255	502,494	308,255	502,494

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Potential common shares from unvested restricted stock awards excluded from EPS	238,921	104,546	238,921	104,546

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$(2,251,097)	$(2,132,303)	$(6,367,245)	$(3,906,437)

Numerator, basic and diluted net income (loss) available to stockholders	$(2,251,097)	$(2,132,303)	$(6,367,245)	$(3,906,437)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	8,388,821	7,558,835	8,145,689	7,548,136

Common shares outstanding for basic	8,388,821	7,558,835	8,145,689	7,548,136

Shares used in computation – diluted:
Common shares outstanding for basic	8,388,821	7,558,835	8,145,689	7,548,136

Shares used in computing diluted net income per share	8,388,821	7,558,835	8,145,689	7,548,136

Net (loss) per share – basic	$(0.27)	$(0.28)	$(0.78)	$(0.52)
Net (loss) per share – diluted	$(0.27)	$(0.28)	$(0.78)	$(0.52)

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

NOTE C – ACCOUNTS RECEIVABLE

Our accounts receivable consists of the following:

	September 30, 2017	December 31, 2016
Trade	$—	$2,569,108
Related party	209,570	205,497
Other	54,175	44,930
Reserve allowance	—	(2,345,729)

Total accounts receivable, net	$263,745	$473,806

The trade receivable balance at December 31, 2016 consists primarily of a trade receivable from Neptune Minerals, Inc., for which a reserve allowance for the full amount of $2,345,729 has been made for the reported period end. In February 2017, we entered into a debt agreement with SMOM Limited (“SMOM”) for a financing arrangement pursuant to which we assigned the Neptune Minerals, Inc. receivable to SMOM as a commitment fee. Being fully reserved, the Neptune Minerals, Inc. receivable had a carrying value of zero. Monaco and related affiliates owe us $209,570 and $205,497 for the periods ended September 30, 2017 and December 31, 2016, respectively, for support services and marine services rendered on their behalf. See NOTE H for further information regarding Monaco.

NOTE D – RELATED PARTY TRANSACTIONS

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”). See NOTE S to the consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information. We had accounts receivable with Monaco and related affiliates at September 30, 2017 and December 31, 2016 of $209,570 and $205,497, respectively. We had operating payables with Monaco at September 30, 2017 and December 31, 2016 of $370,928 and $267,824, respectively. See NOTE H for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. We have and expect to perform and complete marine shipwreck search and recovery charter services for this related party from which we will recognize the appropriate revenue. We also lease our corporate office space on an annually renewable basis from Monaco at market rate of $20,080 per month.

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

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI and are not required to consolidate NMI. As of September 30, 2017, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

NOTE F – INCOME TAXES

During the nine-month period ended September 30, 2017, we generated a federal net operating loss (“NOL”) carryforward of $4.4 million and generated $4.8 million of foreign NOL carryforwards. As of September 30, 2017, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $158.8 million and net operating loss carryforwards for foreign income tax purposes of approximately $30.0 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2035.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at September 30, 2017. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of September 30, 2017. There was no U.S. income tax expense for the nine months ended September 30, 2017 due to the generation of net operating losses.

The increase in the valuation allowance as of September 30, 2017 is due to the generation of approximately $4.4 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

September 30, 2017	$70,194,505
December 31, 2016	69,481,041

Change in valuation allowance	$713,464

Our estimated annual effective tax rate as of September 30, 2017 is 11.22% while our September 30, 2016 effective tax rate is 0.0% because of the full valuation allowance.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. On March 24, 2017, we received NASDAQ communication notifying us our market capitalization was below the required minimum of $35.0 million for 30 consecutive days. The notice provided 180 days, or until September 20, 2017, to regain compliance. To regain compliance during this period, the market capitalization of our public common shares must be at least $35.0 million for ten consecutive business days. On August 3, 2017, we met this compliance requirement. Our 2017 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. In May 2017, we entered into a loan agreement with SMOM for $3.0 million, of which all $3.0 million has been received, see NOTE H. On August 10, 2017, we entered into a $3.0 million Note Purchase Agreement with MINOSA, see NOTE H. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at September 30, 2017 is $1.3 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at September 30, 2017 of $29.5 million. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE H – LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	September 30, 2017	December 31, 2016
Note 1 – Monaco 2014	$2,800,000	2,800,000
Note 2 – Monaco 2016	1,098,230	1,535,501
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	5,981,806
Note 5 – SMOM	3,000,000	—
Note 6 – MINOSA 2	3,502,293	—

	$26,150,524	$25,067,308

Note 1 – Monaco 2014

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million. The loan was issued in three tranches: (i) $5.0 million (the “First Tranche”) was advanced upon execution of the Loan Agreement; (ii) $2.5 million (the “Second Tranche”) was advanced on October 1, 2014; and (iii) $2.5 million (the “Third Tranche”) was advanced on December 1, 2014. The Notes bear interest at a rate equal to 11% per annum. The Notes also contain an option whereby Monaco can purchase shares of Oceanica held by Odyssey (the “Share Purchase Option”) at a purchase price which is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1.0 million or more in the aggregate. The share purchase option was not clearly and closely related to the host debt agreement and required bifurcation.

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco. The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification (March 2016)” below.

The outstanding interest-bearing balance of these Notes was $2.8 million at September 30, 2017 and December 31, 2016, respectively.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is payable on April 15, 2018. The current outstanding balance is $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying value of this equipment is $0.9 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During the three-months ended June 30, 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Since the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. At September 30, 2017, a BCF of $76,770 remains. The BCF represents a debt discount which will be amortized over the life of the loan. For the three months ended September 30, 2017 and September 30, 2016, interest expense related to the discount in the amount of $38,791 and $52,320, respectively, was recorded. For the three months ended September 30, 2017 and September 30, 2016, accrued interest in the amount of $29,616 and $45,000, respectively, was recorded.

Loan modification (December 2015)

In connection with the Acquisition Agreement entered into with Monaco on December 10, 2015, Monaco agreed to modify certain terms of the loans as partial consideration for the purchase of assets. For the First Tranche ($5,000,000 advanced on August 14, 2014), Monaco agreed to cease interest as of December 10, 2015 and reduce the loan balance by (i) the cash or other value received from the SS Central America shipwreck project (“SSCA”) or (ii) if the proceeds received from the SSCA project are insufficient to pay off the loan balance by December 31, 2017, then Monaco can seek repayment of the remaining outstanding balance on the loan by withholding Odyssey’s 21.25% “additional consideration” in new shipwreck projects performed for Monaco in the future. For the Second Tranche ($2,500,000 advanced on October 1, 2014), Monaco agreed to reduce the principal amount by $2,200,000 leaving a new principal balance of $300,000 and extension of maturity to December 31, 2017. For the Third Tranche ($2,500,000 advanced on December 1, 2014), Monaco agreed to the extension of maturity to December 31, 2017.

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

Step 1: After the share purchase option has been marked to its pre-modification fair value, the fair value of the new debt is determined. The fair value of the new debt is as follows:

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This debt is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. As of March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at September 30, 2017 and December 31, 2016, respectively. The maturity date of this note has been amended and matured on March 18, 2017.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $96,000 was recorded. The BCF represents a debt discount which was amortized over the life of the loan.

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million of secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2017, Epsilon assigned Tranche 4 and 5 totaling $2,000,000 of this debt to MINOSA under the same terms as the original debt. See Note – MINOSA 2 below for further detail.

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

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended September 30, 2017 and September 30, 2016, interest expense related to the discount in the amount of $0 and $23,864, respectively, was recorded. For the three months ended September 30, 2017 and September 30, 2016, accrued interest in the amount of $47,123 and $95,587, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at September 30, 2017 is $1.0 million.

Note 5 – SMOM

On May 4, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet (See NOTE C). All $3.0 million represented by this Loan Agreement has been funded. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA loaned us $750,000 to OME and has the option to loan up to an additional $2.25 million. At September 30, 2017, the outstanding principal balance is $3.6 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. At September 30,2017, a BCF in the amount of $47,707 remains. The BCF represents a debt discount which will be amortized over the life of the loan.

As previously reported, Epsilon loaned us an aggregate of $6.0 million pursuant to an amended and restated convertible promissory Minosa Note, dated as of March 18, 2016, as further amended and restated on October 1, 2016 (the “Epsilon Note”). Since then, Epsilon has assigned $2.0 million of the indebtedness under the Epsilon Note to MINOSA. Along with Epsilon, we entered into a second amended and restated convertible promissory note (the “Second AR Epsilon Note”), which further amends and restates the Epsilon Note. The stated principal amount of the Second AR Epsilon Note is $1.0 million (which reflects the outstanding principal balance remaining after giving effect to Epsilon’s (x) previous assignment of $2.0 million of the indebtedness under the Epsilon Note to MINOSA and (y) conversion of $3.0 million of the indebtedness under the Epsilon Note into shares of our common stock). The Second AR Epsilon Note further provides that the outstanding principal balance under the Second AR Epsilon Note and all accrued interest and fees are due and payable upon written demand by Epsilon; provided, that Epsilon agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Second AR Epsilon Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment.

Upon the closing of the Minosa Purchase Agreement, along with MINOSA, and Penelope Mining LLC, an affiliate of Minosa (“Penelope”), executed and delivered a Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement (the “Second AR Waiver”). Pursuant to the Second AR Waiver, Minosa and Penelope consented to the transactions contemplated by the Minosa Purchase Agreement and waived any breach of any representation or warranty and violation of any covenant in the Stock Purchase Agreement, dated as of March 11, 2015, as amended April 10, 2015 (the “SPA”), by and among us, Minosa, and Penelope, arising out of the Company’s execution and delivery of the Minosa Purchase Agreement and the consummation of the transactions contemplated thereby. Pursuant to the Second AR Waiver, we also waived, and agreed not to exercise our right to terminate the SPA pursuant to Section 8.1(c)(ii) thereto, both (a) until after the earlier of (i) July 1, 2018, (ii) the date that MINOSA fails, refuses, or declines to fund (or otherwise does not fund) any subsequent loan under the Minosa Purchase Agreement and (iii) demand is made for repayment of all or any part of the indebtedness outstanding under the Minosa Note, the Second AR Epsilon Note, or the Promissory Note, dated as of March 11, 2015, as amended (the “SPA Note”), in the principal amount of $14.75 million that was issued by us to MINOSA under the SPA, and (b) unless on or prior to such termination, the Notes are paid in full.

The Second AR Waiver (x) further provides that following any conversion of the indebtedness evidenced by the Minosa Note, Penelope may elect to reduce its commitment to purchase our preferred stock under the SPA by the amount of indebtedness converted by MINOSA and (y) amends the SPA Note to provide that the outstanding principal balance under the SPA Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that Minosa agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment.

The obligations under the Minosa Note may be accelerated upon the occurrence of specified events of default including (a) our failure to pay any amount payable under the Minosa Note on the date due and payable; (b) our failure to perform or observe any term, covenant, or agreement in the Minosa Note or the related documents, subject to a five-day cure period; (c) the occurrence and expiration of all applicable grace periods, if any, of an event of default or material breach by us under any of the other loan documents; (d) the termination of the SPA; (e) commencement of certain specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions by or against us, in specified circumstances unless dismissed or stayed within 60 days; (f) the entry of a judgment or award against us in excess of $100,000; and (g) the occurrence of a change in control (as defined in the Minosa Note).

Pursuant to second amended and restated pledge agreements (the “Second AR Pledge Agreements”) entered into by us in favor of MINOSA, the we pledged and granted security interests to MINOSA in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica held by us, (b) all notes and other receivables from Oceanica and its subsidiary owed to us, and (c) all of the outstanding equity in our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd.

In connection with the execution and delivery of the Minosa Purchase Agreement, Odyssey and MINOSA entered into a second amended and restated registration rights agreement (the “Second AR Registration Rights Agreement”) pursuant to which Odyssey agreed to register the offer and sale of the shares (the “Conversion Shares”) of our common stock issuable upon the conversion of the indebtedness evidenced by the Minosa Note. Subject to specified limitations set forth in the Second AR Registration Rights Agreement, including that we are eligible to use Form S-3, the holder of the Minosa Note can require us to register the offer and sale of the Conversion Shares if the aggregate offering price thereof (before any underwriting discounts and commissions) is not less than $3.0 million. In addition, we agreed to file a registration statement relating to the offer and sale of the Conversion Shares on a continuous basis promptly (but in no event later than 60 days after) after the conversion of the Minosa Note into the Conversion Shares and to thereafter use its reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission.

NOTE I – STOCKHOLDERS’ EQUITY (DEFICIT)

At our Annual Meeting of Stockholders on June 9, 2015, our stockholders approved a 1-for-6 reverse stock split. On February 9, 2016, our Board of Directors authorized an additional 1-for-2 reverse stock split, to be effective immediately after the stockholder-approved 1-for-6 reverse stock split is implemented. The reverse stock splits were effective on February 19, 2016. The two reverse stock splits have the combined effect of a 1-for-12 reverse stock split. At the effective time of the reverse stock splits, every 12 shares of issued and outstanding common stock were converted into one share of issued and outstanding common stock, and the authorized shares of common stock were reduced from 150,000,000 to 75,000,000 shares. The par value remains at $0.0001 per share. All shares and related financial information in this Form 10-Q have been retroactively adjusted to reflect this 1-for-12 reverse stock split.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three and nine-month periods ended September 30, 2017 and 2016 was $208,496 and $756,145 and $625,489 and $1,436,753, respectively.

We did not grant employee stock options in the three-month periods ended September 30, 2017 and 2016. The weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At September 30, 2017, our uninsured cash balance was approximately $1.1 million.

We do not currently have any debt obligations with variable interest rates.

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the amounts that were reflected in our income related to our derivatives for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
2014 Convertible Promissory Notes	—	$—	—	$1,939,366
Warrant derivatives	—	3,748	—	6,082

	—	3,748	—	1,945,448
Redemptions of Senior Convertible Notes	—	—	—	1,456,825

Total derivative income (expense)	$—	$3,748	$—	$3,402,273

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

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the nine months ended September 30, 2017 and 2016.

	For the nine months ended September 30,
	2017	2016
Balances at January 1	$—	$3,396,190
Issuances	—	—
Modification		(1,456,825)
Changes in fair value inputs and assumptions reflected in income	—	(1,939,365)

Balances at September 30	$—	$—

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

The following table reflects the issuances of derivative warrants and changes in fair value related to the derivative warrants during the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
	2017	2016
Balances at January 1	$—	$6,225
Changes in fair value inputs and assumptions reflected in income	—	(6,083)

Balances at September 30	$—	$142

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk-free interest components of the Binomial Lattice technique.

NOTE L – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	September 30, 2017	December 31, 2016
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$4,643,750	$4,643,750

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

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2016. Only projects material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

We have numerous marine projects in various stages of development around the world for ourselves and on behalf of clients. In order to protect the targets of our planned survey, search or recovery operations, we may defer disclosing specific information relating to our projects until we have located a shipwreck, mineral deposits or other potentially valuable sources of interest and determined a course of action to protect our property rights and those of our clients. With respect to mineral deposits, SEC Industry Guide 7 outlines the Commission’s basic mining disclosure policy and what information may be disclosed in public filings. With respect to shipwrecks, the identity of the ship may be indeterminable and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable. If work is conducted on behalf of a client, release of information may be limited by the client.

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

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”), and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material (known as the “Don Diego” deposit). Phosphate is a key ingredient of fertilizers. In March 2014, Odyssey completed a first NI 43-101 compliant report on the deposit and periodically updates this report. The Don Diego deposit is currently our primary mineral project and is important to Odyssey’s future. Odyssey believes that the Don Diego deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis and that the product will be attractive to Mexican and other world producers of fertilizers.

ExO has conducted extensive scientific testing of the mineralized phosphate material and of the environmental impact of recovering the mineralized material from the seafloor. Oceanica has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis Westminster N.V. on the extraction and processing program, and with JPMorgan and the AHMSA group of companies on the strategic growth alternatives.

ExO applied for and was granted additional mining concession areas by the Mexican government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area. ExO also relinquished certain parts of the granted concession areas where the mineral concentration levels were less attractive for mining purposes.

In September 2014, ExO reported that the Environmental Impact Assessment (“EIA”) for proposed dredging and recovery of phosphate sands from the Don Diego deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). This EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to Oceanica on its EIA application. In full compliance with the SEMARNAT process, a response to the questions was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its Environmental Impact Assessment (EIA) application to allow additional time for review and regional briefings. The EIA was re-submitted in June 2015, and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015, additional questions were received from SEMARNAT in November 2015, and ExO’s responses to the questions were filed with SEMARNAT on December 3, 2015. On April 8, 2016, SEMARNAT denied the application for this environmental license as presented. Odyssey’s subsidiaries and partners have been managing the administrative, legal and political process necessary to review and overturn the April decision. We expect the judicial process to conclude in 2017. To move to the next phase of development of the deposit, Odyssey and its subsidiaries need the approval of this environmental permit application.

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

An option to purchase an additional 1.0 million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in 2014 and 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. This termination was a requirement of the March 11, 2015 financing deal. In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us or to purchase Oceanica shares from us at a pre-defined price (See NOTE I). This loan was amended on December 10, 2015, extending the maturity date of the loan to December 31, 2017 and allowing Monaco to retain the call option on the $10 million worth of Oceanica shares held by Odyssey until December 31, 2017. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and now matured March 18, 2017, see NOTE H for further information.

Shipwreck Exploration Projects

Other Projects

Odyssey began conducting offshore services under contract for Magellan Offshore Services in 2016. In the second quarter, the Odyssey offshore team successfully completed the first phase of a major shipwreck project that included search and inspection of multiple valuable targets and the recovery of samples of valuable cargo. Planning continues for the recovery phase of this project. Procurement of specialized equipment for the recovery project has been initiated, and operations will commence upon delivery and the completion of testing of this new technology, which is expected to occur in late the fourth quarter of 2017 or early in the first quarter of 2018. The master services agreement governing these projects states Odyssey will be paid cost plus a specified mark-up and Odyssey will receive 21.25% of net returns, if any, from these projects.

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

Three-months ended September 30, 2017, compared to three-months ended September 30, 2016

Increase/(Decrease)			2017 vs. 2016
(Dollars in millions)	2017	2016	$	%
Total revenues	$0.0	$2.9	$(2.9)	100%

Marketing, general and administrative	1.9	2.2	(0.3)	15%
Operations and research	0.6	2.9	(2.3)	79%

Total operating expenses	$2.5	$5.1	$(2.6)	51%

Other income (expense)	$(0.6)	$(0.6)	$(0.0)	6%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$0.9	$0.7	$0.2	28%

Net income (loss)	$(2.3)	$(2.1)	$(0.1)	6%

Revenue

Revenue is primarily generated through the sale of marine services either through expedition charters or for the services from our crew and equipment.

Total revenue in the current quarter was $0.0 million, a $2.9 million decrease over the revenue in the same period a year ago. The $2.9 million revenue in the same quarter last year was generated from providing shipwreck exploration services for Magellan.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.3 million from $2.2 million in 2016 to $1.9 million in 2017 primarily as a result of (i) a reduction of $0.6 million of personnel compensation and related expenses which includes a reduction in share-based compensation of $0.5 million, (ii) $0.1 million decrease in corporate supportive overhead and (iii) an increase of $0.4 million related to admiralty legal support.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses decreased by $2.3 million from 2016 to 2017 as a result of a $2.4 million reduction of marine services costs which include technical crew costs as well as other marine operational costs such as equipment rental, fuel, port fees and consumables, an increase in the gain of sale of marine equipment of $0.9 million and a reduction of $0.8 million of general marine services overhead costs which includes depreciation and insurances.

Other Income and Expense

Other income and expense has generally consisted of interest expense on our bank term and other mortgage loans and convertible notes as well as the fair value change of derivatives carried on the balance sheet. Total other income and expense remained the same at $0.6 million in net expenses for 2016 and 2017. This current interest expense primarily relates to our outstanding convertible debt balances, see NOTE H for further details.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2017 or 2016.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the third quarter of 2017 was $0.9 million as compared to $0.7 million in the third quarter of 2016. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Nine-months ended September 30, 2017, compared to nine-months ended September 30, 2016

Increase/(Decrease)			2017 vs. 2016
(Dollars in millions)	2017	2016	$	%
Total revenues	$1.2	$4.7	$(3.4)	73%

Marketing, general and administrative	5.2	6.5	(1.3)	19%
Operations and research	2.8	6.4	(3.6)	56%

Total operating expenses	$8.1	$12.9	$(4.8)	37%

Other income (expense)	$(2.0)	$2.3	$(4.2)	186%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$2.4	$2.0	$0.4	18%

Net income (loss)	$(6.4)	$(3.9)	$(2.5)	63%

Revenue

Total revenues decreased by $3.4 million in the first nine months of 2017 as compared to the same period in 2016. 2017 includes shipwreck explorations for Magellan while 2016 includes an executed marine survey services contract as well as shipwreck exploration services for Magellan..

Operating Expenses

Marketing, general and administrative expenses decreased from $6.5 million in 2016 to $5.2 million in 2017. This decrease variance of $1.3 million is primarily due to (i) a decrease of $1.4 million related personnel expenses resulting from regular, incentive and sharebased compensation, (ii) an increase of $0.5 million of admiralty legal support and (iii) $0.4 million reduction in general corporate overhead supportive expenses.

For the first nine months of 2017, Operations and research expenses were $2.8 million compared to $6.4 million for the same period in 2016. The variance of $3.6 million is primarily due to (i) $3.3 million reduction of marine services costs which include technical crew costs as well as other marine operational costs such as equipment rental, fuel, port fees and consumables, (ii) an increase in the gain on sale of marine assets of $0.7 million and (iii) a decrease of $1.0 million in general marine support services overhead which includes insurances, depreciation, travel and professional services. 2016 included the full-time operations of our former vessel, the Odyssey Explorer, which was sold in mid-2016.

Other Income and Expense

Other income and expense decreased from an income of $2.3 million in 2016 to an expense of $2.0 million 2017, a decrease of $4.2 million which primarily resulted from (i) 2016 included $3.4 million of fair value derivative income from accounting mainly related to the Monaco loans which is not in 2017, (ii) 2016 included $0.4 of income previously disclosed at the MINOSA Call Option which is not in 2017 and (iii) an increase of $.04 million of interest expense due to accretion of a beneficial conversion feature bifurcated from the Epsilon and Monaco notes and an increase in Epsilon debt principal. See NOTE H for related debt details.

Taxes and Non-Controlling Interest

We did not accrue any taxes in the second quarter of either 2017 or 2016.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first nine months of 2017 was $2.4 million as compared to $2.0 million during the first half of 2016. The administrative support has been steady and fluent supporting the legal process in obtaining the environmental application for our Mexican subsidiary. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

	Nine-Months Ended
(In thousands)	September 2017	September 2016
Summary of Cash Flows:
Net cash used by operating activities	$(4,544)	$(6,525)
Net cash provided by investing activities	80	75
Net cash provided by financing activities	4,143	4,738

Net (decrease) increase in cash and cash equivalents	$(321)	$(1,712)
Beginning cash and cash equivalents	1,663	2,241

Ending cash and cash equivalents	$1,342	$529

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2017 was $4.5 million, an improvement of $2.0 million compared to the same period in 2016. This net cash used by operating activities reflects a net loss before non-controlling interest of $(8.8) million offset in part by non-cash items of $1.6 million which primarily include depreciation and amortization of $0.6 million, share-based compensation $0.6 million, debt interest accretion of $0.3 million, accrued interest converted to common stock of $0.3 million and a gain on sale of marine assets of $(0.3) million. Other operating activity changes resulted in an increase in working capital of $2.6 million. This primarily included changes to accrued expenses and other in 2017 of $1.3 million.

Cash flows used for investing activities for the first nine months of 2017 were $0.1 million compared to $0.1 million for the same period in 2016. Both periods included cash from the sale of marine assets.

Cash flows provided by financing activities for the first nine months of 2017 were $4.1 million. During this period, we borrowed $3.0 million from SMOM and $1.5 million from MINOSA (see NOTE H). This cash inflow was partially offset by repayment of debt obligations $0.4 million. Cash flows provided by financing activities for the same period of 2016 were $4.7 million. During this period, we borrowed $3.0 million from Epsilon and $1.8 million from Monaco (see NOTE H). This cash inflow was partially offset by repayment of debt obligations.

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2017, we had cash and cash equivalents of $1.3 million, a decrease of $0.3 million from the December 31, 2016 balance of $1.7 million. This decrease was mainly the net result of cashflows associated with the year-to-date operating loss that is partially offset by the new loan of $3.0 million from SMOM and $1.5 million from MINOSA (see NOTE H).

Financial debt of the company, excluding the derivative or beneficial conversion feature components of such debt, increased by $0.9 million in the first nine months of 2017, from a balance of $25.4 million at December 31, 2016 to a balance of $26.3 million at September 30, 2017. This due to Epsilon converting $3.0 million into common stock, Monaco relieving us of $0.7 million from the sale of a marine vessel from receiving loan proceeds from new loan agreements with SMOM for $3.0 million and MINOSA for $1.5 million (see NOTE H).

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

Series	No. of Shares	Price per Share
Series AA-1	8,427,004	$12.00
Series AA-2	7,223,145	$6.00

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at September 30, 2017 was $14.75 million.

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco. The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was amended to April 1, 2018 and the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification (March 2016)” in NOTE H. The outstanding interest-bearing balance of these Notes was $2.8 million at September 30, 2017 and December 31, 2016, respectively.

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

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million of secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2017, Epsilon assigned Tranche 4 and 5 totaling $2,000,000 of this debt to MINOSA under the same terms as the original debt. See below the MINOSA promissory note dated August 10, 2017 for further detail.

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

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended September 30, 2017 and September 30, 2016, interest expense related to the discount in the amount of $0 and $23,864, respectively, was recorded. For the three months ended September 30, 2017 and September 30, 2016, accrued interest in the amount of $47,123 and $95,587, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000. Subsequent to the conversion of the first tranche and the assignment of the $2,000,000 to MINOSA, the outstanding balance is $1,000,000 and classified as short-term.

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

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA loaned us $750,000 to OME and has the option to loan up to an additional $2.25 million. At September 30, 2017, the outstanding debt balance is $1.5 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.35 per share.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan.

As previously reported, Epsilon loaned us an aggregate of $6.0 million pursuant to an amended and restated convertible promissory Minosa Note, dated as of March 18, 2016, as further amended and restated on October 1, 2016 (the “Epsilon Note”). Since then, Epsilon has assigned $2.0 million of the indebtedness under the Epsilon Note to MINOSA. Along with Epsilon, we entered into a second amended and restated convertible promissory note (the “Second AR Epsilon Note”), which further amends and restates the Epsilon Note. The stated principal amount of the Second AR Epsilon Note is $1.0 million (which reflects the outstanding principal balance remaining after giving effect to Epsilon’s (x) previous assignment of $2.0 million of the indebtedness under the Epsilon Note to MINOSA and (y) conversion of $3.0 million of the indebtedness under the Epsilon Note into shares of our common stock). The Second AR Epsilon Note further provides that the outstanding principal balance under the Second AR Epsilon Note and all accrued interest and fees are due and payable upon written demand by Epsilon; provided, that Epsilon agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Second AR Epsilon Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment.

Upon the closing of the Minosa Purchase Agreement, along with MINOSA, and Penelope Mining LLC, an affiliate of Minosa (“Penelope”), executed and delivered a Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement (the “Second AR Waiver”). Pursuant to the Second AR Waiver, Minosa and Penelope consented to the transactions contemplated by the Minosa Purchase Agreement and waived any breach of any representation or warranty and violation of any covenant in the Stock Purchase Agreement, dated as of March 11, 2015, as amended April 10, 2015 (the “SPA”), by and among us, Minosa, and Penelope, arising out of the Company’s execution and delivery of the Minosa Purchase Agreement and the consummation of the transactions contemplated thereby. Pursuant to the Second AR Waiver, we also waived, and agreed not to exercise our right to terminate the SPA pursuant to Section 8.1(c)(ii) thereto, both (a) until after the earlier of (i) July 1, 2018, (ii) the date that MINOSA fails, refuses, or declines to fund (or otherwise does not fund) any subsequent loan under the Minosa Purchase Agreement and (iii) demand is made for repayment of all or any part of the indebtedness outstanding under the Minosa Note, the Second AR Epsilon Note, or the Promissory Note, dated as of March 11, 2015, as amended (the “SPA Note”), in the principal amount of $14.75 million that was issued by us to MINOSA under the SPA, and (b) unless on or prior to such termination, the Notes are paid in full.

The Second AR Waiver (x) further provides that following any conversion of the indebtedness evidenced by the Minosa Note, Penelope may elect to reduce its commitment to purchase our preferred stock under the SPA by the amount of indebtedness converted by MINOSA and (y) amends the SPA Note to provide that the outstanding principal balance under the SPA Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that Minosa agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment.

The obligations under the Minosa Note may be accelerated upon the occurrence of specified events of default including (a) our failure to pay any amount payable under the Minosa Note on the date due and payable; (b) our failure to perform or observe any term, covenant, or agreement in the Minosa Note or the related documents, subject to a five-day cure period; (c) the occurrence and expiration of all applicable grace periods, if any, of an event of default or material breach by us under any of the other loan documents; (d) the termination of the SPA; (e) commencement of certain specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions by or against us, in specified circumstances unless dismissed or stayed within 60 days; (f) the entry of a judgment or award against us in excess of $100,000; and (g) the occurrence of a change in control (as defined in the Minosa Note).

Pursuant to second amended and restated pledge agreements (the “Second AR Pledge Agreements”) entered into by us in favor of MINOSA, the we pledged and granted security interests to MINOSA in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica held by us, (b) all notes and other receivables from Oceanica and its subsidiary owed to us, and (c) all of the outstanding equity in our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd.

In connection with the execution and delivery of the Minosa Purchase Agreement, Odyssey and MINOSA entered into a second amended and restated registration rights agreement (the “Second AR Registration Rights Agreement”) pursuant to which

Odyssey agreed to register the offer and sale of the shares (the “Conversion Shares”) of our common stock issuable upon the conversion of the indebtedness evidenced by the Minosa Note. Subject to specified limitations set forth in the Second AR Registration Rights Agreement, including that we are eligible to use Form S-3, the holder of the Minosa Note can require us to register the offer and sale of the Conversion Shares if the aggregate offering price thereof (before any underwriting discounts and commissions) is not less than $3.0 million. In addition, we agreed to file a registration statement relating to the offer and sale of the Conversion Shares on a continuous basis promptly (but in no event later than 60 days after) after the conversion of the Minosa Note into the Conversion Shares and to thereafter use its reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. On March 24, 2017, we received NASDAQ communication notifying us our market capitalization was below the required minimum of $35.0 million for 30 consecutive days. The notice provided 180 days, or until September 20, 2017, to regain compliance. To regain compliance during this period, the market capitalization of our public common shares must be at least $35.0 million for ten consecutive business days. On August 3, 2017, we met this compliance requirement. Our 2017 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. In May 2017, we entered into a loan agreement with SMOM for $3.0 million, of which all $3.0 million has been received, see NOTE H. On August 10, 2017, we entered into a $3.0 million Note Purchase Agreement with MINOSA, see NOTE H. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Even though we executed the above noted financing arrangements, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at September 30, 2017 is $1.3 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at September 30, 2017 of $29.5 million. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The new standard will apply for annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2017, including interim periods within those years. Based on management’s review of this new standard along with the substance of our transactions, management believes this standard will not have a material impact on our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. Based on management’s current understanding of this new standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Based on management’s current understanding of this new standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 8, 2017	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)