Form 10-K
period 2017-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2018-03-26
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 W. Laurel Street, Tampa, Florida 33607

(Address and zip code of principal executive offices)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the 7.9 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2017 was approximately $28.5 million. As of February 25, 2018, the Registrant had 8,466,909 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 5, 2018.

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

We have extensive experience discovering shipwreck sites in the deep ocean and conducting archaeological excavations with remotely operated vehicles (“ROVs”). We have worked on some of the most historically important shipwreck projects to be discovered including the SS Republic, HMS Victory (1744), the SS Central America and La Marquis de Tourny. Odyssey also has considerable experience conducting cargo recovery operations from 20th century shipwrecks in the deep ocean. Between 2012 and 2013, we recovered over 110 tons of silver cargo, representing 99% of the insured cargo, from the SS Gairsoppa, which was located nearly three miles deep. This was one of the largest and heaviest recoveries from a shipwreck in history. Odyssey is the exclusive provider of shipwreck search and recovery services for Magellan Offshore Services (“Magellan”). Odyssey also performs marine services for other customers, including private clients and governments.

In 2010, we began to leverage our core business expertise and technology for deep-ocean mineral exploration. Our expeditions conducted for Neptune Minerals, Inc. and Chatham Rock Phosphate, Ltd. resulted in the assessment of significant mineral deposits. We are also developing and exploring our own deep-ocean mineral projects. Through our majority stake in Oceanica Resources S. de. R.L., a Panamanian company (“Oceanica”), we control Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a Mexican company that has exclusive mining permits for an area known as the “Don Diego” deposit that contains large amounts of mineralized phosphate material. Our team performed all of the off-shore exploration to find and validate the mineralized phosphate deposit and is managing the environmental studies and environmental permit application process with ExO. The phosphate deposit is one of the largest to be identified and is expected to be important to the regional and international fertilizer markets and is strategically important to Mexico and North America.

Deep-Ocean Mineral Exploration

Our mineral exploration and development program leverages the 20+ years’ experience we have mapping the ocean floor in search of shipwrecks. The technology and team was seamlessly applied to successfully locate mineral deposits on the ocean floor worldwide. Our expert team boasts some of the industry’s most experienced ocean explorers and geologists utilizing an extensive array of advanced deep-ocean technology resulting in the cost-efficient exploration and assessment of seabed minerals.

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

Deep-Ocean Shipwreck Exploration

During the past 20 years, we amassed a large private database and research library of target shipwrecks, developed and acquired proprietary deep-ocean equipment and tools, and built a team of knowledgeable experts to execute off-shore projects. Over that time, we conducted shipwreck search and cargo recovery work on our own behalf and under contract to third parties. On December 10, 2015, we sold the shipwreck database and research library to Monaco Financial LLC’s affiliate Magellan while still retaining our equipment, tools, and specialized offshore team members. As part of the Acquisition Agreement with Monaco, Magellan agreed to exclusively hire Odyssey on a “cost plus” basis for any shipwreck search and recovery projects conducted through 2020 with the option to extend the contract. Magellan will also pay us 21.25% of the net proceeds from any monetization of recovered cargo. As part of the Acquisition Agreement, four pre-existing projects, including the HMS Victory (1744) and HMS Sussex, were retained by us. Magellan may participate in funding the recovery costs of these projects in the future. If funding is provided, Magellan will have the right to receive up to 50% of our net proceeds, if any.

We have extensive experience and abilities in key functional areas required for success in the shipwreck business, such as research, conservation, documentation and exhibit of rare artifacts and publication of archaeological excavation. We expect to conduct these services under contract to Magellan or its affiliates for their projects as well.

Offshore Services

We own specialized marine services survey and recovery equipment that we mobilize for customers on owned or leased vessels. This proprietary equipment is operated by our technical team when conducting operations worldwide. This allowed us to launch the CLIO Offshore services program, increasing the utilization and leverage of the technical team and assets between our projects. CLIO Offshore is focused on third-party survey, remotely operated vehicle (ROV) and recovery projects down to 6,000 meters in depth. This program also offers services for deep-ocean resource explorations, ship and airplane wreck explorations, archaeological recovery and conservation and insurance documentation.

Operational Projects and Status

We have numerous deep-ocean projects in various stages of development around the world. In order to protect the targets of our planned search or recovery operations, in some cases we may defer disclosing specific information relating to our projects until we have located a shipwreck or other potentially valuable sources of interest and determined a course of action to protect our property rights. With respect to mineral deposits, SEC Industry Guide 7 outlines the Securities and Commission’s basic mining disclosure policy and what information may be disclosed in public filings. With respect to shipwrecks, the identity of the ship may be indeterminable and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable. If work is conducted on behalf of a client, release of information may be limited by the client. Although Odyssey has a variety of projects in various stages of development, only projects with operational activity in the past 12 months are included below.

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”), and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material (known as the “Don Diego” deposit). Phosphate is a key ingredient of fertilizers. In March 2014, Odyssey completed a first NI 43-101 compliant report on the deposit and periodically updates this report. The Don Diego deposit is currently our main mineral project, and success of this project is important to Odyssey’s future. Odyssey believes that the Don Diego deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a dredging operation) and that the product will be attractive to Mexican and other world producers of fertilizers.

ExO has conducted extensive scientific testing of the mineralized phosphate material and of the environmental impact of recovering the mineralized material from the seafloor. ExO has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis Westminster N.V on the extraction and processing program, and with JPMorgan and the AHMSA group of companies on the strategic growth alternatives.

ExO applied for and was granted additional mining concession areas by the Mexican government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area. ExO also relinquished certain parts of the granted concession areas where the mineral concentration levels were less attractive for mining purposes.

In September 2014, ExO reported that the EIA for proposed dredging and recovery of phosphate sands from the Don Diego deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). Approval of this EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to Oceanica on its EIA application. In full compliance with the SEMARNAT process, a response to the questions was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its EIA application to allow additional time for review and regional briefings. The EIA was re-submitted in June 2015, and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015, additional questions were received from SEMARNAT in November 2015, and ExO’s responses to the questions were filed with SEMARNAT on December 3, 2015. On April 8, 2016, SEMARNAT denied the application for this environmental license as presented. On March 21, 2018, the Superior Court of the Federal Court of Administrative Justice in Mexico ruled unanimously in favor of our subsidiary, ExO, nullifying the April 2016 denial of the environmental license application for the extraction of phosphate sand from the Don Diego deposit. To move to the next phase of development of the deposit, we need the approval of this environmental permit application.

Enterprises initially held 77.6 million of Oceanica’s 100.0 million outstanding shares. Subsequently, Enterprises sold and transferred to Mako Resources, LLC (“Mako”) 15.0 million shares for a purchase price of $1.00 per share, or $15.0 million, and granted Mako options to purchase an additional 15.0 million shares at the purchase price of $2.50 per share before December 31, 2013.

In June 2013, Mako agreed to exercise a portion of these options to purchase 8.0 million shares at a reduced exercise price of $1.25 per share. As part of Odyssey’s strategy to maintain a control position in Oceanica, in parallel with the early exercise, Enterprises purchased 1.0 million shares of Oceanica from another Oceanica shareholder at $1.25 per share. This transaction also provided Odyssey voting rights on an additional 3.0 million shares of Oceanica held by such other Oceanica shareholder so long as there is no change in control of Odyssey.

An option to purchase an additional 1.0 million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in 2014 and 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us to purchase Oceanica shares from us at a pre-defined price (See NOTE I). This loan was amended on December 10, 2015 and again in March 2016, extending the maturity date of the loan to April 1, 2018 and allowing Monaco to retain the call option on the $10 million worth of Oceanica shares held by Odyssey until April 1, 2018. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and matured December 31, 2017, coupled with other stipulations, see NOTE I in ITEM 8 for further information.

Shipwreck Exploration Projects

Odyssey began conducting offshore services for our shipwreck business partner, Magellan Offshore Services, in 2016. In 2017 the search and inspection phase of a major shipwreck project covering multiple valuable targets was successfully completed. Recovery operations are currently underway on this project. The master services agreement governing this project states Odyssey will be paid cost plus a specified mark-up and Odyssey will receive 21.25% of net returns, if any, from this project.

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

Competition

Odyssey conducts mineral exploration on both shallow and deep-sea terrains. There are a number of companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining, including Nautilus Minerals (NUS.TO), Neptune Minerals, Deep Green Resources, Inc. and Chatham Rock Phosphate, Ltd. (CRP.NZ) as well as countries that are exploring options to mine deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by Odyssey or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These include companies such as Fugro NV and Royal Boskalis Westminster N.V.

Odyssey shipwreck recovery projects are focused on deep-sea sites where competition is limited due to the expertise and specialized equipment needed to operate at such depths. There are a number of companies that publicly identify themselves as engaged in aspects of the shipwreck business, but they do not compete directly with us as an established deep-ocean archaeological shipwreck exploration company. These entities include, but are not limited to, Blue Water Ventures, Blue Water Recoveries, Britannia’s Gold, Ocean Infinity, Mel Fisher’s Treasures, Deep Blue Marine, Marine Exploration, Inc., Oceanic Research and Recovery, Seafarer Exploration, Sub Sea Research, Earth Dragon Resources, Endurance Exploration Group and UnderSea Recovery Corporation. Some companies, such as Swire Seabed, Phoenix International Holdings Inc. and Oceaneering International Inc. may provide deep-sea services to groups seeking to pursue deep sea projects. It is possible that one of these companies or some currently unknown group may locate and recover a shipwreck on our project roster; however, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2018 are listed below.

Mark D. Gordon (age 57) has served as Chief Executive Officer since October 1, 2014, as President since October 2007 and was appointed to the Board of Directors in January 2008. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Jay A. Nudi, CPA (age 54) has served as Chief Financial Officer since June 2017, as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi previously assumed the additional responsibilities of Interim Chief Financial Officer on June 8, 2016 and of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004).

John D. Longley, Jr. (age 51) has served as Chief Operating Officer since October 1, 2014. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006.

Laura L. Barton (age 55) was appointed as Executive Vice President and Director of Communications in June 2012 and formerly served at Vice President and Director of Corporate Communications from November 2007 to June 2012. She was appointed Corporate Secretary in June 2015. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Employees

As of December 31, 2017, we had 17 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.

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

Legal, political or civil issues of governments throughout the world could restrict access to our operational marine sites or interfere with our marine operations or rights to seabed mineral deposits. In many countries, the legislation covering ocean exploration lacks clarity. As a result, when we are conducting projects in certain areas of the world for our own account or on our behalf of a contracting party, we may be subjected to unexpected delays, requests, and outcomes as it works with local governments to define and obtain the necessary permits and to assert its claims over assets on the seafloor bottom. Our vessel, equipment, personnel and or cargo could be seized or detained by government authorities. We may have to work with different units of a government, and there may be a change of government representatives over time. This may result in unexpected changes or interpretations in government contracts and legislation.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $7.8 million in 2017, $6.3 million in 2016 and $18.2 million in 2015. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

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

Another requirement for continued listing on the NASDAQ Capital Market is to maintain our market capitalization above $35.0 million. On November 14, 2017 we received communication from NASDAQ notifying us our market capitalization had been below the minimum of $35.0 million for 30 consecutive days. Accordingly, NASDAQ provided us a period of 180 calendar days, until May 14, 2018, to regain compliance. We regained compliance March 7, 2018. The is no guaranty a $35.0 million market capitalization can be maintained.

Failure by the company to maintain compliance with the above-mentioned and other NASDAQ continued listing requirements may lead to the delisting of the company from the NASDAQ Capital Market. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Our insurance coverage may be inadequate to cover all of our business risks.

Although we seek to obtain insurance for some of our main operational risks, there is no guarantee that the insurance policies that we have are sufficient, that they will be in place when needed, that we will be able to obtain insurance coverage when desired, that insurance will be available on commercially attractive terms, or that we will be able to anticipate the risks that need to be insured. For example, although we may be able to obtain War Risk coverage for a project at a specific date and location, such insurance may be unavailable at other times and locations. Although we may be able to insure our marine assets for certain risks such as certain possible loss or damage scenarios, we may lack insurance to cover against government seizure or detention of our certain marine assets. Permanent loss or temporary loss of our marine assets and the associated business interruption without commensurate compensation from an insurance policy could severely impact the financial results and operational capabilities of the company.

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

	Price (1)
	High	Low
Quarter Ended
March 31, 2016	$7.29	$1.80
June 30, 2016	$9.36	$1.85
September 30, 2016	$4.39	$2.00
December 31, 2016	$5.07	$3.16
Quarter Ended
March 31, 2017	$5.79	$3.25
June 30, 2017	$4.56	$2.98
September 30, 2017	$5.00	$3.39
December 31, 2017	$4.82	$3.17

(1)	These prices have been adjusted to reflect a 1-for-12 reverse stock split that became effective on February 19, 2016.

Approximate Number of Holders of Common Stock

The approximate number of record holders of our common stock at January 25, 2018 was 180. This does not include stockholders that hold their stock in accounts included in street name with broker/dealers which approximates 9,400 stockholders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2017.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2017.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2017	2016	2015	2014	2013
Results of Operations
Revenue	$1,248	$4,683	$5,330	$1,323	$23,914
Net income (loss)	(7,759)	(6,316)	(18,207)	(26,473)	(10,741)
Earnings (loss) per share – basic	(0.95)	(0.84)	(2.46)	(3.74)	(1.61)
Earnings (loss) per share – diluted	(0.95)	(0.84)	(2.46)	(3.74)	(1.61)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$2,972	$5,084	$6,913	$25,090	$51,461
Long-term obligations	7,644	8,979	3,141	11,808	5,662
Shareholder’s equity (deficit)	(37,983)	(31,103)	(25,549)	(10,404)	13,207

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

During February 2016, we had a 1-12 reverse stock split, See Note M. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2017, 2016 and 2015, all of which included a twelve-month period ended December 31.

2017 Compared to 2016

Increase/(Decrease)			2017 vs. 2016
(Dollars in millions)	2017	2016	$	%
Total revenue	$1.2	$4.7	$(3.4)	73%

Marketing, general and administrative	6.2	7.9	(1.7)	23
Operations and research	3.4	8.3	(4.8)	58
Gain on sale of marine assets	—	(1.0)	1.0	100

Total operating expenses	$9.6	$15.2	$(5.6)	37%

Other income (expense)	$(2.7)	$1.5	$(4.1)	281%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$3.3	$2.8	$0.5	18%

Net income (loss)	$(7.8)	$(6.3)	$(1.4)	23%

Revenue

Current revenue is generated from chartering or leasing our marine exploration equipment, vessel and services. Total revenues decreased by $3.4 million in 2017 as compared to 2016. 2017 includes shipwreck explorations for Magellan while 2016 includes an executed marine survey services contract as well as shipwreck exploration services for Magellan.

Cost and Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased from $7.9 million in 2016 to $6.2 million in 2017. The decrease of $1.8 million was primarily due to (i) a decrease of $1.9 million related personnel expenses resulting from regular, incentive and share-based compensation, (ii) an increase of $0.4 million in admiralty legal support and (iii) $0.2 million reduction in general corporate overhead supportive expenses.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine Operations, which include all vessel and charter operations. For 2017, Operations and research expenses were $3.4 million compared to $8.3 million for the same period in 2016. The variance of $4.8 million was primarily due to (i) $4.3 million reduction of marine services costs which include technical crew costs as well as other marine operational costs such as equipment rental, fuel, port fees and consumables and (ii) a decrease of $0.5 million in general operations support services overhead which includes insurances, depreciation, travel and professional services. 2016 included the full-time operations of our vessel, the Odyssey Explorer, which was sold in mid-2016. The 2016 $1.0 gain on the sale of marine assets was due to the sale of the Odyssey Explorer and one other marine asset.

Other Income or Expense

Other income and expense has generally consisted of interest expense and derivative fair value accounting associated with certain of our convertible instruments. Other income and expense decreased from an income of $1.5 million in 2016 to an expense of $2.7 million 2017, a decrease of $4.1 million which primarily resulted from (i) 2016 included $3.4 million of fair value derivative income from accounting mainly related to the Monaco loans which is not in 2017, (ii) 2016 included $0.4 of from the MINOSA Call Option which is not in 2017 and (iii) an increase of $0.3 million of interest expense due to accretion of a beneficial conversion feature bifurcated from the Epsilon and Monaco notes and an increase in Epsilon debt principal and other financings. See NOTE I for related debt details.

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2017, 2016 or 2015.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment for 2017 was $3.3 million as compared to $2.8 million for 2016. The administrative support has been ongoing in support of the legal process in obtaining the environmental application for our Mexican subsidiary. This increase was mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

(Dollars in thousands)	2017	2016
Summary of Cash Flows:
Net cash (used) by operating activities	$(5,903)	$(8,305)
Net cash provided by investing activities	80	70
Net cash provided by financing activities	5,268	7,656

Net (decrease) in cash and cash equivalents	$(555)	$(579)

Beginning cash and cash equivalents	1,663	2,242

Ending cash and cash equivalents	$1,108	$1,663

Discussion of Cash Flows

Net cash used by operating activities in 2017 was $5.9 million, or an improvement of $2.4 million compared to 2016. The 2017 operating cash flows primarily reflected a net loss before non-controlling interest of $11.0 million offset by non-cash items of $2.0 million which include share-based compensation of $0.8 million, depreciation and amortization of $0.8 million, and other items, which includes, interest accretion, and other, for $0.4 million. Other working capital changes (including non-current assets) resulted in an increase in working capital of $3.2 million. This is primarily a result of a $1.9 million increase in accrued expense, $1.0 million increase accounts payable, $0.2 million increase in accounts receivable and $0.1 million increase in other assets. The change in accrued expenses is mainly due to the increase of accrued interest on our financial debt.

Net cash used by operating activities in 2016 was $8.3 million, or an improvement of $8.9 million compared to 2015, primarily as a result of an improvement in the net result before adjustment for the non-controlling interest. The 2016 operating cash flows primarily reflected a net loss before non-controlling interest of $9.1 million offset by non-cash items of $1.2 million which include share-based compensation of $1.7 million, depreciation and amortization of $1.1 million, change in derivative fair values of ($3.4 million), non-cash gain on sale marine equipment of ($1.0 million) and other items, which includes, interest accretion, prior year director fees settled with equity and other, for $0.4 million. Other working capital changes (including non-current assets) resulted in an increase in working capital of $2.0 million. This is primarily a result of a $2.3 million increase in accrued expense offset by a net decrease in other items of ($0.3 million). The change in accrued expenses is mainly due to the increase of accrued interest on our financial debt.

Cash flows from investing activities in 2017 were $0.1 million as the result of the sale of marine equipment.

Cash flows from investing activities in 2016 were $0.1 million as the result of the sale of our vessel, Odyssey Explorer, offset mainly by purchases of marine equipment.

Cash flows provided by financing activities in 2017 were $5.2 million. During this period, we borrowed $3.0 million from SMOM (see NOTE I) and $2.6 million from MINOSA (See NOTE I). The $5.6 million of new debt was offset in part by $0.4 million of payments on financing arrangements.

Cash flows provided by financing activities in 2016 were $7.7 million. During this period, we borrowed $6.0 million from Epsilon (see NOTE I) and $1.8 million from Monaco (See NOTE I). The $7.8 million of new debt was offset in part by $0.1 million of payments on financing arrangements.

General Discussion 2017

At December 31, 2017, we had cash and cash equivalents of $1.1 million, a decrease of $0.6 million from the December 31, 2016 balance of $1.6 million. This decrease was mainly attributable to the $5.9 million change in cash used in operations offset with a net increase in debt financing of $5.3 million.

On May 4, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM Limited (“SMOM”). Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million in convertible promissory notes. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet (See NOTE C). We received advances of $3.0 million under this agreement of which we received $750,000 in February 2017 and $2,250,000 in April 2017. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50.0% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. See NOTE I for further information.

On August 10, 2017, Odyssey Marine Exploration, Inc. (“Odyssey”) and Odyssey Marine Enterprises, Ltd., an indirect, wholly owned subsidiary of Odyssey (“OME”), entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with Minera del Norte S.A. de C.V. (“Minosa”). Pursuant to the Minosa Purchase Agreement, Minosa loaned $750,000 to OME and will consider lending up to an additional $2.25 million to OME. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Minosa Note and all accrued interest and fees are due and payable upon written demand by Minosa; provided, that Minosa agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. Odyssey unconditionally and irrevocably guaranteed all of OME’s obligations under the Minosa Purchase Agreement and the Minosa Note. Minosa has the right to convert all amounts outstanding under the Minosa Note into shares of Odyssey common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to Odyssey at the conversion price of $4.41 per share. See below and NOTE I for further information.

2016 Compared to 2015

Increase/(Decrease)			2016 vs. 2015
(Dollars in millions)	2016	2015	$	%
Total revenue	$4.7	$5.3	$(0.6)	12%

Cost of sales	$0.0	$1.4	$(1.4)	100%
Marketing, general and administrative	7.9	11.5	(3.5)	31
Operations and research	8.3	11.4	(3.2)	28
Gain on sale of marine assets	(1.0)	0.0	(1.0)	100
Common stock issued for subsidiary stock option settlement	0.0	2.5	(2.5)	100

Total operating expenses	$15.2	$26.8	$(11.7)	43%

Other income (expense)	$1.5	$0.3	$1.2	440%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$2.8	$3.0	$(0.3)	9%

Net income (loss)	$(6.3)	$(18.2)	$11.9	65%

Revenue

Current revenue is generated from chartering or leasing our marine exploration equipment, vessel and services. Total revenue decreased by $0.6 million from $5.3 million in 2015 to $4.7 million in 2016. The 2016 revenue was from providing customers deep-sea surveying services as well as a shipwreck search and recovery operation. $3.4 million of the revenue in 2015 resulted from providing marine exploration services to third parties, primarily for a shipwreck recovery project in the fourth quarter, and $1.9 million of the 2015 revenue resulted from the sale of inventory items such as coins.

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

Operations and research expenses were $8.3 million in 2016 as compared to $11.4 million in 2015. The decrease of $3.1 million in 2016 was primarily due to (a) lower costs in 2016 associated with the Dorado Discovery vessel which incurred charter related costs in 2015 of approximately $1.0 million, (b) a reduction in outside contract labor related due to greater amount of 2015 operations of our vessel, Odyssey Explorer, and its related sale in 2016, (c) $0.5 million reduction in mineral professional services that was related to the preparation of our environmental application in 2015 and (d) a 2015 Odyssey Explorer dry dock maintenance cost of $1.0 million that did not occur in 2016. Operations and research, other for 2016 of $1.0 million is a gain resulting from the sale of two marine assets. Of this gain, $0.8 million is a non-cash gain resulting from the settlement of trade debt.

We issued common stock for subsidiary stock option settlement of $2.5 million in 2015. This represented the cost of exchanging 0.3 million newly issued shares of our common stock for cancelling MAKO Resources’ call option on 6 million shares of Oceanica held by us. This transaction ensured that we maintained majority control over Oceanica.

Other Income or Expense

Other income and expense has generally consisted of interest expense and derivative fair value accounting associated with certain of our convertible instruments. Total other income or expense changed from net other income of $0.3 million in 2015 to net other income of $1.5 million in 2016. 2016 includes a gain on change in derivative fair value of $3.4 million mainly related to our Monaco Financial, LLC (“Monaco”) loans, interest expense of $2.4 million and other income of $0.5 million which is primarily the deferred revenue from an expired call option as described in NOTE L. In 2016, we entered into a new loan with Monaco whereby there was removal of the protection on the conversion price as well as a reduction in the conversion price at which the loans can be converted by Monaco into up to 3,174,603 shares of Oceanica held by us. Components of the $3.4 million are mainly comprised of change in stock price, volatility and the reversal of the derivative due to the cessation of the conversion price protection that no longer exists related to our Monaco notes (See NOTE I). On December 10, 2015, we extinguished a significant amount of debt owed to Monaco (See NOTE R for further information). This debt extinguishment resulted in a one-time gain of $5.6 million. This 2015 gain was largely off-set by (a) interest expenses of $4.6 million, which increased in 2015 as a result of a larger interest-bearing debt balance throughout the year and to a higher average interest rate on the loans, and (b) to a $1.2 million expense resulting from the change in the fair value of the derivative liabilities ($0.5 million related to the change in the stock price/volatility and $0.7 million related to other changes such as the interest rate). The major new debt obligations that impacted the interest expense in 2015 were the $10.0 million loan advanced from Monaco in the second half of 2014, and the $14.75 million loan from MINOSA in the first half of 2015. These loans carry an interest rate ranging between 8-11%. We retired all the bank loans ($11.7 million) as part of a transaction with Monaco on December 10, 2015 (See NOTE R for further information).

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2016 or 2015. We are the controlling shareholder of our foreign subsidiary, Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in 2016 was $2.8 million compared to $3.0 million in the same period in 2015. In both years, our subsea mineral exploration subsidiary was engaged in environmental studies, preparation and support of the Don Diego EIA. The expenses in both years are comprised of land-based operational professional services and normal administrative expenses.

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

Discussion of Cash Flows

Net cash used by operating activities in 2016 was $8.3 million, or an improvement of $8.9 million compared to 2015, primarily as a result of an improvement in the net result before adjustment for the non-controlling interest. The 2016 operating cash flows primarily reflected a net loss before non-controlling interest of $9.1 million offset by non-cash items of $1.2 million which include share-based compensation of $1.7 million, depreciation and amortization of $1.1 million, change in derivative fair values of ($3.4 million), non-cash gain on sale marine equipment of ($1.0 million) and other items, which includes, interest accretion, prior year director fees settled with equity and other, for $0.4 million. Other working capital changes (including non-current assets) resulted in an increase in working capital of $2.0 million. This is primarily a result of a $2.3 million increase in accrued expense offset by a net decrease in other items of ($0.3 million). The change in accrued expenses is mainly due to the increase of accrued interest on our financial debt.

Net cash used by operating activities in 2015 was $17.2 million, or an improvement of $11.4 million compared to 2014, primarily as a result of an improvement in the net result before adjustment for the non-controlling interest. The 2015 operating cash flows primarily reflected a net loss before non-controlling interest of $21.3 million offset by non-cash items of $4.7 million including common stock issued for subsidiary stock option settlement ($2.5 million, see NOTE H), depreciation and amortization ($1.4 million), share-based compensation ($2.7 million), notes payable interest accretion ($2.3 million), and the change in the fair value of derivative liabilities ($1.2 million, see NOTE H), a gain on the transfer of assets and settlement of debt ($5.6 million) (See NOTE R for further information). Other working capital changes (including non-current assets) resulted in a decrease in working capital of $0.6 million. This primarily included a decrease in accounts payable in 2015 of $3.5 million and an increase in accrued expenses and other of $2.0 million which were in turn partially offset by a decrease in inventory of $1.2 million from increased coin sales, and increase in accounts receivable of $0.6 million, and a decrease in other assets of $0.3 million.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at December 31, 2017 was $14.75 million.

The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. The Oceanica Call option expired on March 11, 2016 without being executed or extended. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) March 30, 2016; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016 the agreements with MINOSA and Penelope were further amended and extended the maturity date of the loan to March 18, 2017(see NOTE I). The August 10, 2017 Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. We have not received any notice the creditor intends to demand payment. See the August 10, 2017 Minosa Purchase Agreement disclosure following. During December 2017 MINOSA transferred this debt to its parent company.

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

Other Notes and Loans

Promissory note:

On March 18, 2016 we entered into a Note Purchase Agreement (“Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). Pursuant to the Purchase Agreement, Epsilon loaned us $3.0 million in two installments of $1.5 million on March 31, 2016 and April 30, 2016. The indebtedness bears interest at a rate of 10% per annum and was due on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount is included in the loan balance. In pledge agreements related to the loans, we granted security interests to Epsilon in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. Epsilon has the right to convert the outstanding indebtedness into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-

weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. Upon the occurrence and during the continuance of an event of default, the conversion price will be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“MINOSA”) by the amount of indebtedness converted.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the commitment date, therefore a BCF of $96,000 was recorded. The BCF represents a debt discount which will be amortized over the life of the loan. For the year ended December 31, 2017, interest expense related to the discount in the amount of $68,194 was recorded.

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million of secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and was due and payable on March 18, 2017. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2017, Epsilon assigned Tranche 4 and 5 totaling $2,000,000 of this debt to MINOSA under the same terms as the original debt.

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

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at December 31, 2017 is $1.0 million.

Promissory note:

On May 4, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet (See NOTE C). The loan balance at December 31, 2017 is $3.0 million. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

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

Promissory note:

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At December 31, 2017, the outstanding principal balance, including the Epsilon assignment, is $4.7 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31,2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount which is being amortized over the life of the loan.

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

Our 2018 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.)

Our consolidated non-restricted cash balance at December 31, 2017 was $1.1 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at December 31, 2017 of $31.5 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $3.0 million at December 31, 2017 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2017.

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

Long-Lived Assets

On December 10, 2015, we sold a significant amount of our long-lived assets (See NOTE R for further information). As of December 31, 2017, we had approximately $0.6 million of net property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2017. As required by the ASC topic for Accounting for Income Taxes, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $49.2 million has been recorded as of December 31, 2017.

Allowance for Doubtful Accounts

In determining the collectability of our accounts receivable, we need to make certain assumptions and estimates. Specifically, we may examine accounts and assess the likelihood of collection of particular accounts. During May 2017 we transferred the remaining Neptune Minerals, Inc. accounts receivable to SMOM as a commitment fee for a financing arrangement. The remaining allowance for doubtful accounts was attached to that specific account receivable. (See NOTE C and NOTE I for further information).

Derivative Financial Instruments

In evaluating fair value of derivative financial instruments, there are numerous assumptions which management must make that may influence the valuation of the derivatives as included in the financial statements. See NOTE H.

Contractual Obligations

At December 31, 2017, the Company’s contractual obligations including estimated payments due by period are as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$3,000	$—	$3,000	$—	$—
Interest on long-term obligations	402	—	402	—	—

Total contractual obligations	$3,402	$—	$3,402	$—	$—

Long-term obligations represent the amount due on our existing loans as described above.

We entered into a three year operating lease for our headquarter offices with Monaco Financial, LLC, a related party. This is pursuant to the acquisition agreement we entered into with them on December 10, 2015 (See NOTE R for further information). The operating lease is cancellable upon nine months notice.

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

Internal Controls over Financial Reporting

Management’s report on our internal controls over financial reporting can be found in the financial statement section of this report. There have been no significant changes in the Company’s internal controls over financial reporting as of December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 5, 2018.

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

The Exhibits listed in the Exhibits Index, which appears at the end of this document and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2017, 2016, and 2015. Odyssey Marine Exploration, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Marine Exploration, Inc. and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, 2016, and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.
FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.
Certified Public Accountants
Tampa, Florida

February 13, 2018

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,108,193	$1,662,643
Restricted cash	10,010	10,000
Accounts receivable and other, net	232,380	473,806
Other current assets	495,527	609,462

Total current assets	1,846,110	2,755,911

PROPERTY AND EQUIPMENT
Equipment and office fixtures	16,738,898	17,188,699
Marine asset held for sale	—	416,329
Accumulated depreciation	(16,145,082)	(15,809,774)

Total property and equipment	593,816	1,795,254

NON-CURRENT ASSETS
Other non-current assets	532,500	532,500

Total non-current assets	532,500	532,500

Total assets	$2,972,426	$5,083,665

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,396,835	$1,397,349
Accrued expenses	6,551,335	5,078,125
Loans payable	24,363,442	20,731,807

Total current liabilities	33,311,612	27,207,281

LONG-TERM LIABILITIES
Loans payable	3,000,000	4,335,501
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	7,643,750	8,979,251

Total liabilities	40,955,362	36,186,532

Commitments and contingencies (NOTE P)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Preferred stock series D convertible - $.0001 par value; 0 and 20,200 shares authorized, respectively, and 0 issued and outstanding for each period end	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 8,466,909 and; 7,718,366 issued and outstanding	847	772
Additional paid-in capital	212,103,344	207,962,346
Accumulated (deficit)	(234,709,910)	(226,950,438)

Total stockholders’ equity/(deficit) before non-controlling interest	(22,605,719)	(18,987,320)
Non-controlling interest	(15,377,217)	(12,115,547)

Total stockholders’ equity/(deficit)	(37,982,936)	(31,102,867)

Total liabilities and stockholders’ equity/(deficit)	$2,972,426	$5,083,665

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2017	12 Month Period Ended December 31, 2016	12 Month Period Ended December 31, 2015
REVENUE
Recovered cargo sales and other	$11,854	$7,057	$1,943,709
Exhibit	—	—	58,352
Expedition	1,236,623	4,675,978	3,328,190

Total revenue	1,248,477	4,683,035	5,330,251

OPERATING EXPENSES
Cost of sales – recovered cargo and other	—	—	1,447,331
Operations and research	3,438,389	8,267,401	11,428,506
Gain on sale of marine assets	—	(992,595)	—
Marketing, general and administrative	6,167,181	7,959,122	11,458,528
Common stock issued for subsidiary stock option settlement	—	—	2,520,000

Total operating expenses	9,605,570	15,233,928	26,854,365

LOSS FROM OPERATIONS	(8,357,093)	(10,550,893)	(21,524,114)

OTHER INCOME OR (EXPENSE)
Interest income	112	—	137
Interest expense	(2,727,235)	(2,396,994)	(4,551,799)
Change in derivative liabilities fair value	—	3,402,416	(1,175,971)
Gain on debt extinguishment	—	—	5,611,907
Other	63,074	467,396	388,595

Total other income or (expense)	(2,664,049)	1,472,818	272,869

LOSS BEFORE INCOME TAXES	(11,021,142)	(9,078,075)	(21,251,245)
Income tax benefit (provision)	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(11,021,142)	(9,078,075)	(21,251,245)
Non-controlling interest	3,261,670	2,762,054	3,044,082

NET (LOSS)	$(7,759,472)	$(6,316,021)	$(18,207,163)

LOSS PER SHARE
Basic and diluted	$(0.95)	$(0.84)	$(2.46)
Weighted average number of common shares outstanding
Basic and diluted	8,209,539	7,564,082	7,413,602

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2017	12 Month Period Ended December 31, 2016	12 Month Period Ended December 31, 2015
Preferred Stock, Series D – Shares
At beginning of year	—	—	2,700
Preferred stock converted to common	—	—	(2,700)

At end of year	—	—	—

Common Stock – Shares
At beginning of year	7,718,366	7,541,111	7,131,875
Preferred stock converted to common	—	—	2,700
Common stock issued for subsidiary stock option settlement	—	—	333,333
Common stock issued for settlement of senior convertible notes	670,455	—	—
Common stock issued for services	78,088	177,255	66,525
1 for 12 reverse stock split share round up	—	—	6,678

At end of year	8,466,909	7,718,366	7,541,111

Preferred Stock, Series D
At beginning of year	$—	$—	$3
Preferred stock converted to common	—	—	(3)

At end of year	$—	$—	$—

Common Stock
At beginning of year	$772	$754	$8,558
Preferred stock converted to common	—	—	3
Common stock issued for subsidiary stock option settlement	—	—	400
Common stock issued for settlement of senior convertible notes	67	—	—
Common stock issued for services	8	18	80
Effect of 1 for 12 reverse stock split	—	—	(8,287)

At end of year	$847	$772	$754

Paid-in Capital
At beginning of year	$207,962,346	$204,438,148	$198,323,630
Common stock issued for settlement of senior convertible notes	3,352,207	—	—
Common stock issued for services	—	354,155	98,534
Share-based compensation	725,866	1,662,969	2,348,751
Fair value of warrants attached convertible debt	—	303,712	—
Beneficial conversion feature on convertible debt	62,925	630,519	—
Net gain on debt extinguishment	—	572,843	—
Gain on debt restructuring from asset purchase agreement	—	—	891,346
Common stock issued for subsidiary stock option settlement	—	—	2,519,600
Subsidiary shares issued for services	—	—	250,000
Subsidiary acquisition	—	—	(2,000)
Effect of 1 for 12 reverse stock split	—	—	8,287

At end of year	$212,103,344	$207,962,346	$204,438,148

Accumulated Deficit
At beginning of year	$(226,950,438)	$(220,634,417)	$(202,427,254)
Net (loss)	(7,759,472)	(6,316,021)	(18,207,163)

At end of year	$(234,709,910)	$(226,950,438)	$(220,634,417)

Non-controlling Interest
At beginning of year	$(12,115,547)	$(9,353,493)	$(6,309,411)
Net (loss)	(3,261,670)	(2,762,054)	(3,044,082)

At end of year	(15,377,217)	(12,115,547)	(9,353,493)

Total stockholders’ equity/(deficit)	$(37,982,936)	$(31,102,867)	$(25,549,008)

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2017	12 Month Period Ended December 31, 2016	12 Month Period Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before non-controlling interest	$(11,021,142)	$(9,078,075)	$(21,251,245)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Note payable interest accretion	384,060	272,826	2,278,411
Senior convertible debt interest settled with common stock issuance	302,274	—	—
Share-based compensation	725,875	1,662,978	2,697,365
Depreciation and amortization	760,766	1,063,267	1,419,295
Accounts receivable - reserve	—	29,932	—
Director fees settled with equity instruments	—	176,664	—
Fair value of warrants attached to convertible debt	—	303,712	—
Change in derivatives liabilities fair value	—	(3,402,416)	1,175,971
Financed lender fees	50,000	50,000	—
Loss on sale of property	—	—	29,404
Gain on transfer of assets and settlement of debt	—	—	(5,611,907)
Gain on sale of equipment	(289,328)	(992,595)	—
Deferred revenue	—	(383,148)	—
Inventory mark down	—	—	151,922
Common stock issued for subsidiary stock option settlement	—	—	2,520,000
Noncash interest expense incurred from debt settlement	—	—	67,422
(Increase) decrease in:
Accounts receivable	241,426	297,837	(615,991)
Inventory	—	—	1,189,123
Other assets	113,922	(204,380)	265,077
Increase (decrease) in:
Accounts payable	999,488	(329,864)	(3,503,353)
Accrued expenses and other	1,881,977	2,228,070	2,024,299

NET CASH (USED) IN OPERATING ACTIVITIES	(5,850,682)	(8,305,192)	(17,164,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate and equipment	80,000	200,000	850,000
Acquisition of subsidiary	—	—	(2,000)
Purchase of property and equipment	—	(129,684)	(48,411)

NET CASH PROVIDED BY IN INVESTING ACTIVITIES	80,000	70,316	799,589

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable	5,625,000	7,825,000	16,750,001
Restricted cash held as collateral	—	(10,000)	520,728
Repayment of mortgage and loans payable	(408,768)	(158,798)	(1,808,344)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,216,232	7,656,202	15,462,385

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(554,450)	(578,674)	(902,233)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,662,643	2,241,317	3,143,550

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,108,193	$1,662,643	$2,241,317

SUPPLEMENTARY INFORMATION:
Interest paid	$622,055	$893,502	$1,419,224
Income taxes paid	$—	$—	$—

NON-CASH TRANSACTIONS:
Accrued and director fees compensation paid by equity instruments	$—	$177,500	$—
Accounts payables settled as non-cash consideration for the sale of equipment	$—	$890,598	$—
Asset received as non-cash consideration for the sale of other property & equipment	$—	$350,000	$—

Summary of Significant Non-Cash Transactions

On December 10, 2015 we entered into an acquisition agreement with Monaco Financial, LLC in which assets with a carrying value of $13.5 million were consideration for the termination and or settlement of debt totaling $20.1 million (See NOTE R for further information).

During the second quarter 2017, we sold a marine vessel to a related party, Monaco Financial, LLC, for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000, see NOTE E and NOTE I. During this same period, Epsilon Acquisitions LLC converted $3,050,000 plus accrued interest of $302,274 into 670,455 of our common shares, see NOTE I.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (FASB) release of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) which requires that five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Expenses related to the marine services expedition charter revenue (also referred to as “marine services” revenue) are recorded as incurred and presented under the caption “Operations and research” on our Consolidated Statements of Operations.

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

Inventory

Prior to December 10, 2015, Odyssey held two main types of inventory: (i) cargo and coins held for re-sale and exhibits, and (ii) merchandise inventory for re-sale. On December 10, 2015, we sold all of the existing inventory items to Monaco Financial, LLC and its affiliates (See NOTE R for further information).

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

At December 31, 2017, 2016 and 2015 the weighted average common shares outstanding were 8,209,539, 7,564,082 and 7,413,602, respectively. For the periods ending December 31, 2017, 2016 and 2015 in which net losses occurred; all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2017	2016	2015
Average market price during the period	$3.98	$3.46	$6.36

In the money potential common shares from options excluded	7,023	4,979	—
In the money potential common shares from warrants excluded	13,869	—	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

Per share exercise price	2017	2016	2015
Out of the money options excluded:
$3.59	—	7,521	—
$12.48	137,666	137,666	137,667
$12.84	4,167	4,167	4,167
$26.40	75,158	75,158	79,370
$32.76	—	—	53,706
$34.68	—	73,765	78,707
$39.00	8,333	8,333	8,333
$41.16	—	833	3,333
$42.00	—	8,333	8,333
$46.80	—	1,667	1,667
Out-of-the-money warrants excluded:
$3.52	—	120,000	—
$43.20	—	—	130,208

Total excluded	225,324	437,443	505,491

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2017	2016	2015
Excluded Convertible Preferred Stock	—	—	—

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2017	2016	2015
Excluded unvested restricted stock awards	132,826	113,889	92,587

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2017	12 Month Period Ended December 31, 2016	12 Month Period Ended December 31, 2015
Net loss	$(7,759,472)	$(6,316,021)	$(18,207,163)
Cumulative dividends on Series G Preferred Stock	—	—	—

Numerator, basic and diluted net loss available to stockholders	$(7,759,472)	$(6,316,021)	$(18,207,163)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	8,209,539	7,564,082	7,413,602

Shares used in computation – diluted:
Weighted average common shares outstanding	8,209,539	7,564,082	7,413,602

Net loss per share – basic and diluted	$(0.95)	$(0.84)	$(2.46)

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

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At December 31, 2017 and 2016, our uninsured cash balance was approximately $0.8 million and $1.5 million, respectively.

We do not have any outstanding loans that bear variable interest rates thus we do not have any corresponding interest rate risk.

NOTE C – ACCOUNTS RECEIVABLE AND OTHER, NET

Our accounts receivable consisted of the following:

	December 31, 2017	December 31, 2016
Trade	$7,376	$2,569,108
Related party	183,453	205,497
Other	41,551	44,930
Reserve allowance	—	(2,345,729)

Accounts receivable, net	$232,380	$473,806

The trade receivable balance at December 31, 2016 consisted primarily of a trade receivable from Neptune Minerals, Inc., for which a reserve allowance for the full amount of $2,345,729 has been made for the reported period end. In February 2017, we entered into a debt agreement with SMOM Limited (“SMOM”) for a financing arrangement pursuant to which we assigned the Neptune Minerals, Inc. receivable to SMOM as a commitment fee. Being fully reserved, the Neptune Minerals, Inc. receivable had a carrying value of zero. Monaco and related affiliates owe us $183,453 and $205,497 for the periods ended December 31, 2017 and 2016, respectively, for support services and marine services rendered on their behalf. See NOTE K for further information regarding Monaco.

NOTE D – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	December 31, 2017	December 31, 2016
Prepaid expenses	$471,686	$582,616
Deposits	23,841	26,846

Total other current assets	$495,527	$609,462

For the period ended December 31, 2017, prepaid expenses consisted of $316,795 for directors and officers insurance, $67,447 marine insurance, $75,784 of professional services and $11,660 of other insurances. The deposit balance is comprised of deposits for office space and professional services. For the period ended December 31, 2016, prepaid expenses consisted of $260,321 for directors and officers insurance, $132,316 marine insurance, $166,389 of professional services and $23,590 of other insurances. The deposit balance is comprised of deposits for office space and professional services. All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits are held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2017	December 31, 2016
Marine asset held for sale	—	416,329
Computers and peripherals	1,278,461	1,281,469
Furniture and office equipment	2,625,028	2,576,222
Marine equipment	12,835,409	13,331,008

	16,738,898	17,605,028
Less: Accumulated depreciation	(16,145,082)	(15,809,774)

Property and equipment, net	$593,816	$1,795,254

During May 2016, we sold our vessel, Odyssey Explorer, for $200,000 in cash and a smaller vessel as consideration. The vessel received was valued at $350,000, based on management’s best estimate at that time, considering its physical condition and the prevailing market. Subsequent to taking ownership of this vessel, we capitalized $66,329 of costs in order to prepare the vessel for sale. During the three-months ended June 30, 2017, we sold this marine vessel to a related party, Monaco Financial, LLC, for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000, see NOTE I. During 2016, we sold marine operational assets for a gain of $992,595 of which $792,595 is non-cash. The non-cash gain portion is a result of receiving the in-kind asset earlier noted and the relief of trade related debt. The gain of $992,595 is included in Gain on sale of marine assets in our Consolidated Statement of Income in the relevant period.

NOTE F – OTHER NON-CURRENT ASSETS

Other long-term assets consist of the following:

	December 31, 2017	December 31, 2016
Deposits	$532,500	$532,500

Total other long-term assets	$532,500	$532,500

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

NOTE G – INVESTMENT IN UNCONSOLIDATED ENTITY

Neptune Minerals, Inc. (NMI)

Our current investment in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 2016, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred in 2017 to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI and are not required to consolidate NMI. As of December 31, 2017, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Limited.

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

NOTE H - DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the components of our derivative liabilities and linked common shares as of December 31, 2017 and December 31, 2016 and the amounts that were reflected in our income related to our derivatives for the periods then ended:

	December 31,	December 31,
	2017	2016
Derivative liabilities:
Embedded derivatives derived from:
2014 Convertible Promissory Notes	$—	$—

	—	—
Warrant derivatives*
Senior Convertible Notes	—	—

Warrant derivatives	—	—

Total derivative liabilities	$—	$—

*	The warrant derivatives expired unexercised on November 11, 2016.

	December 31,	December 31,
	2017	2016
Common shares linked to derivative liabilities:
Embedded derivatives:
2014 Convertible Promissory Notes*	—	—

	—	—

Warrant derivatives
Senior Convertible Notes	—	—

	—	—

Total common shares linked to derivative liabilities	—	—

*	The common shares indexed to the 2014 Convertible Promissory Notes are shares indexed to Oceanica.

	Years ended December 31,
	2017	2016
Derivative income (expense):
Unrealized gains (losses) from fair value changes:
2014 Convertible Promissory Notes	$—	$3,944,763
Warrant derivatives	—	(542,347)

Total derivative income (expense)	$—	$3,402,416

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our Monaco Notes and classified in liabilities as of March 8, 2016 (Modification Date), December 31, 2015, and the inception dates (Tranche 1 – August 14, 2014, Tranche 2 – October 1, 2014, Tranche 3 – December 1, 2014):

	March 8, 2016***	December 31, 2015	August 14, 2014
Tranche 1 – August 14, 2014:
Underlying price on valuation date*	$1.25	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	1.82 Years	2.00 Years	2.00 Years
Implied expected term to maturity	1.24 Years	1.82 Years	1.85 Years
Market volatility:
Range of volatilities	96.0% - 154.0%	85.2% - 109.8%	37.0% - 62.2%
Equivalent volatilities	120.1%	98.1%	51.2%
Contractual interest rate	11.00%	11.00%	8.0% -11.0%
Equivalent market risk adjusted interest rates	11.60%	11.00%	9.50%
Range of credit risk adjusted yields	3.49% - 5.02%	3.29% - 4.22%	3.94% - 4.45%
Equivalent credit risk adjusted yield	4.13%	3.76%	4.15%

	March 8, 2016***	December 31, 2015	October 1, 2014
Tranche 2 – October 1, 2014:
Underlying price on valuation date*	$1.25	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	1.82 Years	2.00 Years	2.00 Years
Implied expected term to maturity	1.24 Years	1.82 Years	1.79 Years
Market volatility:
Range of volatilities	96.0% - 154.0%	85.2% - 109.8%	58.6% - 75.3%
Equivalent volatilities	120.1%	98.1%	68.00%
Contractual interest rate	11.00%	11.00%	8.0% - 11.0%
Equivalent market risk adjusted interest rates	11.60%	11.00%	9.25%
Range of credit risk adjusted yields	3.49% - 5.02%	3.29% - 4.22%	3.97% - 4.61%
Equivalent credit risk adjusted yield	4.13%	3.76%	4.24%

	March 8, 2016***	December 31, 2015	December 1, 2014
Tranche 3 – December 1, 2014:
Underlying price on valuation date*	$1.25	$2.50	$2.50
Contractual conversion rate	$3.15	$3.15	$3.15
Contractual term to maturity**	1.82 Years	2.00 Years	2.00 Years
Implied expected term to maturity	1.24 Years	1.82 Years	1.76 Years
Market volatility:
Range of volatilities	96.0% - 154.0%	85.2% - 109.8%	61.8% - 79.8%
Equivalent volatilities	120.1%	98.1%	72.2%
Contractual interest rate	11.00%	11.00%	8.0% -11.0%
Equivalent market risk adjusted interest rates	11.60%	11.00%	9.25%
Range of credit risk adjusted yields	3.49% - 5.02%	3.29% - 4.22%	4.29% - 4.84%
Equivalent credit risk adjusted yield	4.13%	3.76%	4.52%

*	The instrument is convertible into shares of the Company’s subsidiary, Oceanica, which is not a publicly-traded entity. Therefore, its shares do not trade on a public exchange. As a result, the underlying value was originally based on private sales of the subsidiary’s shares because that was the best indicator of the value of the shares in the past. The last sale of Oceanica’s shares in which a private investor accumulated 24% of the shares of which their last purchase price was for $2.50 per share in December 2013. Accordingly, the underlying price used in the past in the MCS calculations was the $2.50 for the inception dates and December 31, 2015. Being far removed from December 2013 while considering the modification in March 2016 of the new option price of $1.00 and other market conditions currently prevailing, management determined $1.25 to be fairly representative of the per share fair value.
**	On December 10, 2015 the term was extended to December 31, 2017.

In March 2016 the term was extended to April 1, 2018.

***	In March 2016 the purchase price of the share purchase options was modified to $1.00 per share. As a result of the re-pricing, the share purchase options no longer require measurement as derivative liabilities. The MCS were calculated for the instruments just prior to the modification on March 8, 2016.

The following table reflects the issuances of the Share Purchase Option derivatives and changes in fair value inputs and assumptions for these derivatives during the years ended December 31, 2017 and 2016.

	For the years ended December 31,
	2017	2016
Balances at January 1	$—	$3,396,191
Issuances	—	—
Modification	—	(1,456,826)
Changes in fair value inputs and assumptions reflected in income	—	(1,939,365)

Balances at December 31	$—	$—

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

Significant assumptions and utilized in the Binomial Lattice process are as follows for the warrants linked to 130,208 shares of common stock as of December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
Linked common shares	—	130,208
Quoted market price on valuation date	—	$3.59
Contractual exercise price	—	$43.20
Term (years)	—	0.60
Range of market volatilities	—	29.9% - 158.8%
Risk free rates using zero coupon US Treasury Security rates	—	0.20% - 0.45%

*	The warrants expired unexercised on November 8, 2016.

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

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the years ended December 31, 2017 and 2016.

	Years ended December 31,
	2017	2016
Balances at January 1	$—	$6,225
Changes in fair value inputs and assumptions reflected in income		(6,082)
Expired	—	(143)

Balances at December 31	$—	$—

The fair value of all warrant derivatives is significantly influenced by our trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

NOTE I –LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,138,441	1,535,501
Note 3 – MINOSA	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	5,981,806
Note 5 – SMOM	3,000,000	—
Note 6 – MINOSA 2	4,675,000	—

	$27,363,442	$25,067,308

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the purchase price of the Share Purchase Option was re-priced to $1.00 per share. See “Loan Modification (March 2016)” below.

The outstanding interest-bearing balance of these Notes was $2.8 million at December 31, 2017 and 2016, respectively.

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

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Since the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. At December 31, 2017, a BCF of $36,559 remains. The BCF represents a debt discount which will be amortized over the life of the loan. For the twelve months ended December 31, 2017 and 2016, interest expense related to the discount in the amount of $252,940 and $166,750, respectively, was recorded. For the twelve months ended December 31, 2017 and 2016, accrued interest in the amount of $134,527 and $143,774, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This debt is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. As of March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at December 31, 2017 and December 31, 2016, respectively. The maturity date of this note has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company.

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

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the years of 2017 and 2016, interest expense related to the discount in the amount of $0 and $32,641, respectively, was recorded. For the twelve months ended December 31, 2017 and 2016, accrued interest in the amount of $299,294 and $259,372, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at December 31, 2017 is $1.0 million.

Note 5 – SMOM

On May 4, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet (See NOTE C). The loan balance at December 31, 2017 is $3.0 million. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the Company’s stock price on the date of issuance.

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At December 31, 2017, the outstanding principal balance, including the Epsilon assignment, is $4.7 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31,2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan.

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

Long-Term Obligation Maturities:

	Total	2018	2019	2020	2021	2022	More than 5 years
Long term obligations	$3,000,000	$—	$3,000,000	$—	$—	$—	$—
Operating lease	—	—	—	—	—	—	—
Interest on obligations	402,329	—	402,329	—	—	—	—

Total obligations	$3,402,329	$—	$3,402,329	$—	$—	$—	$—

Long-term obligations represent the amounts due on our existing loans as described above. We entered into a three year operating lease commencing January 2016 for our corporate headquarters with Monaco Financial, LLC, a related party. This is pursuant to the acquisition agreement we entered with them on December 10, 2015 (See NOTE R for further information). The operating lease is cancellable with a nine-month notice.

NOTE J – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2017	2016
Compensation and bonuses	$1,871,071	$1,687,214
Professional services	329,640	544,412
Interest	4,056,337	2,391,857
Accrued insurance payable	249,247	393,715
Other operating	45,040	60,927

Total accrued expenses	$6,551,335	$5,078,125

Professional fees are mainly attributable to legal fees and related and other professional services in support of operations. Included in Professional fees are $227,000 of fees earned by Greg Stemm, former chief executive office and current chairman of the board, in accordance to his consulting service agreement executed in 2015. These fees are to be paid out monthly over 2018 and 2019. Mr. Stemm has an additional $80,509 of fees due in accounts payable at December 31, 2017. These fees will be remitted at a mutually agreeable time in the future. Compensation and incentives includes $1.3 million accrued incentive awards for the company employees for 2016 and prior and $0.5 million for 2017. However, the Board of Directors will only approve incentives to be paid when and if there is sufficient excess cash above and beyond normal operating means. Other operating expenses contain general items due resulting from general operations. Accrued interest is due to MINOSA, Epsilon, SMOM and Monaco per debt agreements described in NOTE I.

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

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”) (See NOTE R for further information). We had accounts receivable with Monaco and related affiliates at December 31, 2017 and 2016 of $183,453 and $205,497, respectively. We had general operating payables with Monaco at December 31, 2017 and 2016 of $508,802 and $267,824, respectively. See NOTE I for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. During the first part of 2017, we performed and completed marine shipwreck search and recovery charter services for this related party, and recognized revenue of $1.2 million. We also lease our corporate office space on an annually renewable basis from Monaco at $20,080 per month.

NOTE L – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following for the respective year end:

	December 31, 2017	December 31, 2016
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250

Total revenue participation rights	$4,643,750	$4,643,750

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

NOTE M – STOCKHOLDERS’ EQUITY/(DEFICIT)

At our Annual Meeting of Stockholders on June 9, 2015, our stockholders approved a 1-for-6 reverse stock split. On February 9, 2016, our Board of Directors authorized an additional 1-for-2 reverse stock split, to be effective immediately after the stockholder-approved 1-for-6 reverse stock split is implemented. The reverse stock splits were effective on February 19, 2016. The two reverse stock splits have the combined effect of a 1-for-12 reverse stock split. At the effective time of the reverse stock splits, every 12 shares of issued and outstanding common stock were converted into one share of issued and outstanding common stock, and the authorized shares of common stock were reduced from 150,000,000 to 75,000,000 shares. The par value remains at $0.0001. All shares and related financial information in this Form 10-K reflect this 1-for-12 reverse stock split.

Common Stock

In April 2017, Epsilon converted $3.3 million of their principal and accrued interest into 670,455 shares of our common stock at a conversion price of $5.00. See NOTE I for further information.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended December 31, 2017, 2016 and 2015 was $833,985, $1,778,461 and $2,348,744, respectively.

We did not grant stock options to employees in 2017. We did grant two outside directors options in 2016 for their quarterly fees related to the last three quarters of the year. The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2017, 2016 and 2015 were $0.00, $1.75 and $8.52, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Risk-free interest rate	—	1.29 - 2.25%	1.78 - 2.00%
Expected volatility of common stock	—	80.87 - 82.69%	64.47 - 65.95%
Dividend yield	—	0%	0%
Expected life of options	—	8.2 years	6.1 - 8.2 years

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	307,791	$32.04
Granted	137,667	$12.48
Exercised	—	$—
Cancelled	(70,174)	$32.88

Outstanding at December 31, 2015	375,283	$32.04
Granted	22,493	$2.74
Exercised	—	$—
Cancelled	(65,361)	$32.82

Outstanding at December 31, 2016	332,415	$21.55
Granted	—	$—
Exercised	—	$—
Cancelled	(84,598)	$35.59

Outstanding at December 31, 2017	247,817	$16.76

Options exercisable at December 31, 2015	275,735	$27.48

Options exercisable at December 31, 2016	300,751	$22.30

Options exercisable at December 31, 2017	247,817	$16.76

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2017, 2016 and 2015 were $0, $16,633 and $0, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2017, 2016 and 2015 were $0, $16,633 and $0, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2017, 2016 and 2015 are $0, $0 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of options vested during the fiscal years ended December 31, 2017, 2016 and 2015 was $231,952, $828,497 and $1,449,216, respectively.

As of December 31, 2017, there was no remaining amount of unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. Therefore, there is no cost to be recognized over any future weighted average periods.

The following table summarizes information about stock options outstanding at December 31, 2017:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$2.02 - $12.84	164,326	7.23	$11.16
$26.40 - $39.00	83,491	5.47	$27.66

	247,817	6.64	$16.72

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2017 and changes during the year ended December 31, 2017 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	238,921	$5.41
Granted	—	$—
Vested	(106,095)	$4.81
Cancelled	—	$—

Unvested at December 31, 2017	132,826	$5.90

The fair value of restricted stock awards vested during the years ended December 31, 2017, 2016 and 2015 was $408,466, $715,406 and $318,000, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2017, 2016 and 2015 is $500,754, $817,110 and $300,334, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2017, 2016 and 2015 were nil, $3.54 and $12.48, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2017, 2016 and 2015 are 1.0, 2.0 and 2.6 years, respectively. As of December 31, 2017, there was a total of $484,614 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2017:

Common Stock Warrants	Exercise Price	Termination Date
120,000	$3.52	10/01/2021

Cuota Appreciation Rights

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

Each participant in the Cuota Plans will be entitled to be paid the value of such participant’s CARs upon the occurrence of a “payment event.” As used in the Cuota Plans, payment events consist of a change in control of the Company or the date specified in the applicable award agreement and, in the case of the Key Employee Plan, a separation of service without cause and the participant’s continuous employment with the Company until the date specified in the applicable award agreement. The value of CARs liability will be based upon the difference between the basis in the cuotas of Oceanica on the date of the award of the CARs, which is $3.00, and the fair value of the cuotas on the date used for the payment event, in each case as determined by the Board in accordance with the provisions of the Cuota Plans. The fair value of the cuota as of December 31, 2017 is $1.38.

The following is an analysis of activity in the CARs balances as of December 31, 2017:

	Number of CARs
	Key Employee Plan	Nonemployee Director Plan
Unvested at December 31, 2016	—	—
Granted	343,616	222,000
Vested	—	(222,000)
Cancelled	—	—

Unvested at December 31, 2017	343,616	—

At December 31, 2017, there was no liability or associated compensation cost associated with these CARs. At December 31, 2017, there were no vested or excersisable CARs awards outstanding related to the Key Employee Plan. The CARs in the Nonemployee Director Plan are utilized as compensation for services, therefore these CARs vest upon grant. At December 31, 2017, the Nonemployee Director Plan had 222,000 CARs vested and outstanding. Since there is not a readily available market that would value the cuota, we use the services of an outside professional and independent valuation firm to determine the fair value of the Cuota.

NOTE N – INCOME TAXES

As of December 31, 2017, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $161,506,084 and net operating loss carryforwards for foreign income tax purposes of approximately $31,766,091. The federal NOL carryforwards from 2005 forward will expire in various years beginning 2025 and ending through the year 2037. From 2025 through 2027, approximately $43 million of the NOL will expire, and from 2028 through 2037, approximately $119 million of the NOL will expire.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$44,772,169
Capital loss carryforward	147,552
Accrued expenses	285,295
Reserve for Dorado accounts receivable	156,538
Start-up costs	11,490
Excess of book over tax depreciation	1,310,446
Stock option and restricted stock award expense	1,316,178
Investment in unconsolidated entity	1,387,970
Less: valuation allowance	(49,235,133)

$152,505

Deferred tax liability:
Property and equipment basis	$43,155
Prepaid expenses	102,825
Reserve for accounts receivable Gain loss	6,525

$152,505

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2017. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of December 31, 2017.

The change in the valuation allowance is as follows:

December 31, 2017	$49,235,133
December 31, 2016	69,481,041

Change in valuation allowance	$20,245,908

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law. The Company has adjusted its deferred tax assets and liabilities at December 31, 2017 to reflect the Act’s reduction of corporate income tax rates.

The federal and state income tax provision (benefit) is summarized as follows for the years ended:

	December 31, 2017	December 31, 2016	December 31, 2015
Expected (benefit)	$(3,718,058)	$(2,186,550)	$(6,190,436)
Effects of:

State income taxes net of federal benefits	(110,667)	(65,082)	(184,257)
Nondeductible expense	711,679	(1,083,185)	1,854,717
Change in valuation allowance	28,258,724	4,189,828	4,900,061
Foreign Rate Differential	(1,097,681)	(855,011)	(380,085)
Change in Deferred Taxes due to enacted changes in tax law	(24,043,997)

	$—	$—	$—

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, research and development tax credits, operating loss carryforwards, and adjustments to previously-recorded deferred tax assets and liabilities due to the enactment of the Tax Cuts and Jobs Act.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2014.

NOTE O – MAJOR CUSTOMERS

For the fiscal year ended December 31, 2017, we had one customer who accounted for 99.0% of our total revenue. During the fiscal year ended December 31, 2016, we had two customers who accounted for 61.4% and 38.5% of our total revenue.

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

Contingency

During March 2016, our Board of Directors approved the grant and issuance of 3.0 million new equity shares of Oceanica Resources, S.R.L. to two attorneys for their future services. This equity is only issuable upon the Mexican’s government issuance of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. This grant of new shares was also approved by the Administrators of Oceanica Resources, S.R.L. We also owe consultants contingent success fees of up to $425,000 upon the approval and issuance of the EIA. The EIA has not been issued as of the date of this report.

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

Our 2018 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.)

Our consolidated non-restricted cash balance at December 31, 2017 was $1.1 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at December 31, 2017 of $31.5 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $3.0 million at December 31, 2017 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE Q – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2017 and 2016. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2017
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$649,353	$587,270	$11,854	$—
Gross profit	649,353	587,270	11,854	—
Net income (loss)	(2,199,263)	(1,916,885)	(2,251,097)	(1,392,227)
Basic and diluted net income per share	$(0.28)	$(0.23)	$(0.27)	$(0.17)

	Fiscal Year Ended December 31, 2016
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$582,477	$1,217,318	$2,883,240	$—
Gross profit	582,477	1,217,318	2,883,240	—
Net income (loss)	84,644	(1,858,778)	(2,132,303)	(2,409,584)
Basic and diluted net income per share	$0.01	$(0.25)	$(0.28)	$(0.32)

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

Prior to implementing step 1 (the carrying amount of the loans is reduced by the fair value of the assets transferred), we had to determine the fair value of the assets transferred. The fair value of the assets transferred was determined on a market based approach and using discounted cash flow models. We used historical transaction data, external valuations where available, and other relevant data to estimate the fair value of the assets which were sold. The group of assets consisted of both financial and non-financial assets. The net carrying book value of the assets sold was $13.5 million, comprised mainly of $6.3 million of accounts receivable, $2.1 million of building and land, and $5.1 million of short and long-term inventory. The fair value assigned to these assets and the other items sold that had no net carrying book value was $19.1 million. The estimated fair market value of the sold assets exceeded the carrying book value of the assets due to the use of US generally accepted accounting principles that did not allow us to write-up the carrying value of some assets or capitalize items that were not fully measurable or collectible at the balance sheet date.

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

NOTE S – OTHER DEBT

During August 2016, we entered into an agreement with a vendor allowing the vendor to purchase certain marine assets from us. Resulting from this transaction, we are carrying a $553,072 trade payable in accounts payable at December 31, 2017 that has terms attached. This balance is the final amount owed to this vendor from prior dealings. This trade payable bears a simple annual interest rate of 12%. As collateral, they have been granted a primary lien on certain of our equipment. The carrying value of this equipment is zero. If this equipment generates revenue for us, the greater of 15% of gross revenue or 50% of net proceeds received will be applied to the outstanding balance of this debt. There are no covenants. This agreement matures in August of 2018.

NOTE T – SUBSEQUENT EVENTS (UNAUDITED)

During the first quarter of 2018, we sold various marine assets to Magellan, a related party, for approximately $1.6 million. The $1.6 million is comprised of $1.0 million cash and approximately $0.6 million of assumed debt which is described in NOTE S. The gain to be recognized in 2018 will be approximately $1.5 million.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2015, 2016 and 2017

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Inventory reserve
2015	371,332	—	(251,023)	(120,309)	—
2016	—	—	—	—	—
2017	—	—	—	—	—
Accounts receivable reserve
2015	4,631,593	—	(2,315,796)	—	2,315,797
2016	2,315,797	—	29,932	—	2,345,729
2017	2,345,729	—	—	(2,345,729)	—

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.6	Certificate of Withdrawal filed with the Nevada Secretary of State on June 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed July 6, 2016)

3.7	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

10.1	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002)

10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.3	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.4*	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.5**	Loan Agreement dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.6**	Promissory Note dated August 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.7*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

10.8	Stock Purchase Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 13, 2015)

10.9	Promissory Note dated March 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 13, 2015)

10.10	Pledge Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 13, 2015)

10.11	Amendment No. 1 to Stock Purchase Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 15, 2015)

10.12	Amendment No. 1 to Promissory Note dated April 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 15, 2015)

10.13	Amendment No. 1 to Pledge Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 15, 2015)

10.14	Transition Agreement dated June 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2015)

10.15	Amendment No. 2 to Promissory Note dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2015)

10.16	Promissory Note dated October 30, 2015(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2015)

10.17	Acquisition Agreement dated December 10, 2015 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.18	Amendment to Promissory Notes dated December 10, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.19	Amendment No. 3 to Promissory Note dated December 15, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated March 18, 2016)

10.20	Consulting Agreement dated December 10, 2015, between the Company and Gregory P. Stemm (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.21	Convertible Promissory Note dated March 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2016)

10.22	Loan and Security Agreement dated April 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 21, 2016)

10.23	Convertible Promissory Note April 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 21, 2016)

10.24	Amended and Restated Note Purchase Agreement dated October 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 6, 2016)

10.25	Common Stock Purchase Warrant dated October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 6, 2016)

10.26	Note Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 15, 2017)

10.27	Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 15, 2017)

10.28	Second Amended and Restated Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed August 15, 2017)

10.29	Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed August 15, 2017)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ferlita, Walsh, Gonzalez & Rodriguez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	XBRL Interactive Data File

*	Management contract or compensatory plan.
**	Portions of these exhibits have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 26, 2018	By:	/s/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ MARK D. GORDON Mark D. Gordon	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2018

/s/ John D. Longley John D. Longley	Chief Operating Officer	March 26, 2018

/s/ JAY A. NUDI Jay A. Nudi	Chief Financial Officer (Principal Financial Officer)	March 26, 2018

/s/ Gregory P. Stemm Gregory P. Stemm	Chairman of the Board	March 26, 2018

/s/ John C. Abbott John C. Abbott	Director	March 26, 2018

/s/ James S. Pignatelli James S. Pignatelli	Director	March 26, 2018

/s/ JON D. SAWYER Jon D. Sawyer	Director	March 26, 2018

/s/ Mark B. Justh Mark B. Justh	Lead Director	March 26, 2018