Form 10-Q
period 2018-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2018-05-10
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☐ (Do not check if a smaller Reporting company)	Smaller reporting company:	☒

Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 30, 2018 was 8,466,909.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,363,063	$1,108,193
Restricted cash	10,010	10,010
Accounts receivable and other, net	542,375	232,380
Other current assets	517,174	495,527

Total current assets	2,432,622	1,846,110

PROPERTY AND EQUIPMENT
Equipment and office fixtures	15,822,110	16,738,898
Accumulated depreciation	(15,294,005)	(16,145,082)

Total property and equipment	528,105	593,816

NON-CURRENT ASSETS
Other non-current assets	532,500	532,500

Total non-current assets	532,500	532,500

Total assets	$3,493,227	$2,972,426

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,366,002	$2,396,835
Accrued expenses and other	7,228,890	6,551,335
Deposit related to sale of marine assets	1,000,000	—
Loans payable	25,775,001	24,363,442

Total current liabilities	36,369,893	33,311,612

LONG-TERM LIABILITIES
Loans payable	3,000,000	3,000,000
Revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	7,643,750	7,643,750

Total liabilities	44,013,643	40,955,362

Commitments and contingencies (NOTE G)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 8,466,909 and 8,466,909 issued and outstanding for each period end presented	847	847
Additional paid-in capital	212,207,248	212,103,344
Accumulated deficit	(236,454,672)	(234,709,910)

Total stockholders’ equity/(deficit) before non-controlling interest	(24,246,577)	(22,605,719)
Non-controlling interest	(16,273,839)	(15,377,217)

Total stockholders’ equity/(deficit)	(40,520,416)	(37,982,936)

Total liabilities and stockholders’ equity/(deficit)	$3,493,227	$2,972,426

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUE
Recovered cargo sales and other	$15,738	$—
Expedition	495,997	649,353

Total revenue	511,735	649,353

OPERATING EXPENSES
Marketing, general and administrative	1,448,207	1,629,955
Operations and research	1,020,768	1,302,516

Total operating expenses	2,468,975	2,932,471

INCOME (LOSS) FROM OPERATIONS	(1,957,240)	(2,283,118)

OTHER INCOME (EXPENSE)
Interest expense	(710,490)	(714,896)
Other	26,346	39,663

Total other income (expense)	(684,144)	(675,233)

(LOSS) BEFORE INCOME TAXES	(2,641,384)	(2,958,351)
Income tax benefit (provision)	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(2,641,384)	(2,958,351)
Non-controlling interest	896,622	759,088

NET (LOSS)	$(1,744,762)	$(2,199,263)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.21)	$(0.28)

Weighted average number of common shares outstanding
Basic	8,466,909	7,718,366

Diluted	8,466,909	7,718,366

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(2,641,384)	$(2,958,351)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	149,340	222,204
Note payable interest accretion	36,559	124,416
Share-based compensation	103,904	208,496
(Increase) decrease in:
Accounts receivable	(309,995)	118,241
Other assets	(21,647)	167,780
Increase (decrease) in:
Accounts payable	(30,833)	259,442
Accrued expenses and other	704,420	639,655

NET CASH (USED) BY OPERATING ACTIVITIES	(2,009,636)	(1,218,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit related to the future sale of marine assets	1,000,000	—
Purchase of property and equipment	(9,624)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	990,376	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	375,000	750,000
Settlement receipts from contractual obligation	15,000,000	—
Payment of contractual obligation	(14,000,000)	—
Repayment of debt obligations	(100,870)	(128,836)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,274,130	621,164

NET INCREASE (DECREASE) IN CASH	254,870	(596,953)

CASH AT BEGINNING OF PERIOD	1,108,193	1,662,643

CASH AT END OF PERIOD	$1,363,063	$1,065,690

SUPPLEMENTARY INFORMATION:
Interest paid	$219,641	$114,901
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Acquisition of equipment with debt	74,004	—

Non-Cash Disclosure:

During the second quarter of 2017, we sold a marine vessel to a related party, Monaco Financial, LLC, for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000, see NOTE H. During this same period, Epsilon Acquisitions LLC converted $3,050,000 plus accrued interest of $302,274 into 670,455 of our common shares, see NOTE H.

During the three months ended March 31, 2018, we converted $1.0 million of amounts advanced related to the contractual obligation settlement to a loan with Monaco Financial, LLC, see NOTE H

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The new standard applies for annual periods beginning after December 15, 2017, including interim periods therein. Based on management’s review of this new standard along with the substance of our transactions, management believes this standard will not have a material impact on our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are now effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Based on management’s understanding of this new standard along with the underlying substance of our operations, this standard did not have a material impact on our financial statements.

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

Revenue Recognition and Accounts Receivable

In accordance with Topic A.1. in SAB 13 as well as ASU 2019-09, Revenue from Contracts: Revenue Recognition, marine services expedition charter revenue is recognized ratably when realized and earned as time passes throughout the contract period as defined by the terms of the agreement. Expenses related to the marine services expedition charter revenue (also referred to as “marine services” revenue) are recorded as incurred and presented under the caption “Operations and research” on our Consolidated Statements of Operations.

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

At March 31, 2018 and 2017, the weighted average common shares outstanding year-to-date were 8,466,909 and 7,718,366, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2018	March 31, 2017
Average market price during the period	$4.48	$4.22

In the money potential common shares from options excluded	8,749	7,903
In the money potential common shares from warrants excluded	25,713	19,905

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
Per share exercise price	March 31, 2018	March 31, 2017
Out of the money options excluded:
$12.48	137,666	137,666
$12.84	4,167	4,167
$26.40	75,158	75,158
$34.68	—	73,765
$39.00	8,333	8,333
$41.16	—	833
$42.00	—	8,333
$46.80	—	1,667

Total excluded	225,324	309,922

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2018	March 31, 2017
Potential common shares from unvested restricted stock awards excluded from EPS	132,826	238,921

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income (loss)	$(1,744,762)	$(2,199,263)

Numerator, basic and diluted net income (loss) available to stockholders	$(1,744,762)	$(2,199,263)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	8,466,909	7,718,366

Common shares outstanding for basic	8,466,909	7,718,366

Additional shares used in computation – diluted:	—	—
Common shares outstanding for basic	8,466,909	7,718,366

Shares used in computing diluted net income per share	8,466,909	7,718,366

Net (loss) per share – basic	$(0.21)	$(0.28)
Net (loss) per share – diluted	$(0.21)	$(0.28)

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

NOTE C – ACCOUNTS RECEIVABLE

Our accounts receivable consists of the following:

	March 31, 2018	December 31, 2017
Trade	$—	$7,376
Related party	480,955	183,453
Other	61,420	41,551

Total accounts receivable, net	$542,375	$232,380

Monaco and related affiliates owe us $480,955 and $183,453 for the periods ended March 31, 2018 and December 31, 2017, respectively, for support services and marine services rendered on their behalf. See NOTE D for further information regarding Monaco.

NOTE D – RELATED PARTY TRANSACTIONS

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”) (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). We had accounts receivable with Monaco and related affiliates at March 31, 2018 of $480,955 and at December 31, 2017 of $183,453. We had general operating payables with Monaco at March 31, 2018 of $644,987 and at December 31 2017 of $508,802. See NOTE H for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. During the first part of 2018, we performed marine shipwreck search and recovery services for this related party and recognized revenue of $0.5 million. We also lease our corporate office space on an annually renewable basis from Monaco at $20,080 per month.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc. (“NMI”)

Our current investment in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At March 31, 2018, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred in the three months ended March 31, 2018 and year ended December 31, 2017 to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of March 31, 2018, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Ltd.

During 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now named Chatham Rock Phosphate Limited (“CRPL”). In exchange for our 9,320,348 shares of CRP, we received 142,100 shares of CPRL, which represents equity ownership of approximately 1% of the surviving entity. Since CRP was a thinly traded stock and pursuant to guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. We continue to carry the value of our investment in CPRL at zero in our consolidated financial statements.

NOTE F - INCOME TAXES

During the three-month period ended March 31, 2018, we generated a federal net operating loss (“NOL”) carryforward of $1.1 million and generated $1.8 million of foreign NOL carryforwards. As of March 31, 2018, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $162.7 million and net operating loss carryforwards for foreign income tax purposes of approximately $33.5 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2037.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at March 31, 2018. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of March 31, 2018. There was no U.S. income tax expense for the three months ended March 31, 2018 due to the generation of net operating losses.

The increase in the valuation allowance as of March 31, 2018 is due to the generation of approximately $1.7 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

March 31, 2018	$49,687,918
December 31, 2017	49,235,133

Change in valuation allowance	$452,785

Our estimated annual effective tax rate as of March 31, 2018 is 25.951% while our March 31, 2018 effective tax rate is 0.0% because of the full valuation allowance.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. Our 2018 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. Even though we have been able to consistently raise cash in the past through debt agreements, there are no assurances we may be able to do so in the future. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders, which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Although we executed the Stock Purchase Agreement, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at March 31, 2018 is $1.4 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at March 31, 2018 of $33.9 million, most of which is convertible into equity. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE H –LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	March 31, 2018	December 31, 2017
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,138,441
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,000,000	3,000,000
Note 6 – MINOSA 2	5,050,000	4,675,000
Note 7 – Monaco 2018	1,000,000	—

	$28,775,001	$27,363,442

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further amended to April 1, 2018 and the purchase price of the Share Purchase Option was re-priced to $1.00 per share. This note has matured, but Monaco has not demanded payment since we are in negotiations with Monaco to set a new maturity date. See “Loan Modification (March 2016)” below. For the three-months ended March 31, 2018, accrued interest in the amount of $75,945 was recorded.

The outstanding interest-bearing balance of these Notes is $2.8 million at March 31, 2018.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is payable on April 15, 2018. This note has matured, but Monaco has not demanded payment since we are in negotiations with Monaco to set a new maturity date. The current outstanding balance as of March 31, 2018 is $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying value of this equipment is $0.9 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During the three-months ended June 30, 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Since the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three-months ended March 31, 2018 and 2017, interest expense related to the discount in the amount of $36,599 and $56,222, respectively, was recorded. For the three-months ended March 31, 2018 and 2017, accrued interest in the amount of $28,972 and $45,000, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to the Don Diego Project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This debt is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option. On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at March 31, 2018. The maturity date of this note has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three-months ended March 31, 2018 and 2017, accrued interest in the amount of $290,959 and $290,959, respectively, was recorded.

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

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three-months ended March 31, 2018 and 2017, accrued interest in the amount of $24,657 and $149,775, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at March 31, 2018 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet. The loan balance at March 31, 2018 is $3.0 million. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three-months ended March 31, 2018 and 2017, accrued interest in the amount of $73,972 and $8,836, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At March 31, 2018, the outstanding principal balance, including the Epsilon assignment, is $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31,2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three-months ended March 31, 2018, accrued interest in the amount of $138,904 was recorded.

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

Pursuant to second amended and restated pledge agreements (the “Second AR Pledge Agreements”) entered into by us in favor of MINOSA, we pledged and granted security interests to MINOSA in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica held by us, (b) all notes and other receivables from Oceanica and its subsidiary owed to us, and (c) all of the outstanding equity in our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the three -month periods ended March 31, 2018 and 2017 as $103,904 and $208,496, respectively.

We did not grant employee stock options in the three-month periods ended March 31, 2018 and 2017. When granted, the weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At March 31, 2018, our uninsured cash balance was approximately $1.1 million.

We do not currently have any debt obligations with variable interest rates.

NOTE K — DEPOSIT RELATED TO SALE OF MARINE ASSETS

In the first quarter of 2018, we received a deposit of $1.0 million that is consideration to be applied to a future sale of marine assets transaction is being structured with Magellan. These assets have a gross carrying value of $4.9 million and a net book value of $0.1 million at March 31, 2018. Total consideration for this sale is to be $1.6 million. The additional $0.6 million is contingent consideration which is trade debt and interest assumed by Magellan, see NOTE M. On behalf of Magellan, we are to guarantee this debt as part of this transaction.

NOTE L – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	March 31, 2018	December 31, 2017
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$4,643,750	$4,643,750

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

NOTE M – OTHER DEBT

During August 2016, we entered into an agreement with a vendor allowing the vendor to purchase certain marine assets from us. Resulting from this transaction, we are carrying a $553,072 trade payable in accounts payable for the current period that has terms attached. This balance is the final amount owed to this vendor from prior dealings. This trade payable bears a simple annual interest rate of 12%. As collateral, they have been granted a primary lien on certain of our equipment. The carrying value of this equipment is zero. If this equipment generates revenue for us, the greater of 15% of gross revenue or 50% of net proceeds received will be applied to the outstanding balance of this debt. There are no covenants. This agreement matures in August of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial condition and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2017. Only projects material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

We have numerous marine projects in various stages of development around the world for ourselves and on behalf of clients. In order to protect the targets of our planned survey, search or recovery operations, we may defer disclosing specific information relating to our projects until we have located shipwrecks, mineral deposits or other potentially valuable sources of interest and determined a course of action to protect our property rights and those of our clients. With respect to mineral deposits, SEC Industry Guide 7 outlines the Commission’s basic mining disclosure policy and what information may be disclosed in public filings. With respect to shipwrecks, the identity of the ship may be indeterminable and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable. If work is conducted on behalf of a client, release of information may be limited by the client.

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

In September 2014, ExO reported that the EIA for proposed dredging and recovery of phosphate sands from the Don Diego deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). Approval of this EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to Oceanica on its EIA application. In full compliance with the SEMARNAT process, a response to the questions was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its EIA application to allow additional time for review and regional briefings. The EIA was re-submitted in June 2015, and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015, additional questions were received from SEMARNAT in November 2015, and ExO’s responses to the questions were filed with SEMARNAT on December 3, 2015. On April 8, 2016, SEMARNAT denied the application for this environmental license as presented. On March 21, 2018, the Superior Court of the Federal Court of Administrative Justice in Mexico ruled unanimously in favor of our subsidiary, ExO, nullifying the April 2016 denial of the environmental license application for the extraction of phosphate sand from the Don Diego deposit. To move to the next phase of development of the deposit, Odyssey and its subsidiaries need the issuance of this environmental permit application.

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

An option to purchase an additional 1.0 million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in 2014 and 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us to purchase Oceanica shares from us at a pre-defined price (See NOTE H). This loan was amended on December 10, 2015 and again in March 2016, extending the maturity date of the loan to April 1, 2018 and allowing Monaco to retain the call option on the $10 million worth of Oceanica shares held by Odyssey until April 1, 2018. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and matured December 31, 2017, coupled with other stipulations, see NOTE H for further information.

Shipwreck and Other Exploration Projects

Other Projects

Odyssey began conducting offshore services for our shipwreck business partner, Magellan Limited, in 2016. In 2017 the search and inspection phase of a major shipwreck project covering multiple valuable targets was successfully completed. Recovery operations are currently underway on this project. The master services agreement governing this project provides Odyssey will be paid cost plus a specified mark-up and Odyssey will receive 21.25% of net returns, if any, from this project.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2017, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2018, compared to three-months ended March 31, 2017

Increase/(Decrease)			2018 vs. 2017
(Dollars in millions)	2018	2017	$	%
Total revenues	$0.5	$0.6	$(0.1)	21%

Marketing, general and administrative	1.4	1.6	(0.2)	11%
Operations and research	1.0	1.3	(0.3)	22%

Total operating expenses	$2.5	$2.9	$(0.5)	16%

Other income (expense)	$(0.7)	$(0.7)	$(0.0)	1%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$0.9	$0.8	$0.1	18%

Net income (loss)	$(1.7)	$(2.2)	$(0.5)	21%

Revenue

Revenue is primarily generated through the sale of marine services either through expedition charters or for the services from our crew and equipment.

Total revenue in the current quarter was $0.5 million, a $0.1 million decrease over the revenue in the same period a year ago. The revenue generated in each period was a result of performing marine search and recovery operations for our related party customer Magellan.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.2 million from $1.6 million in 2017 to $1.4 million in 2018 primarily as a result of (i) a reduction of $0.1 million of personnel compensation and related expenses which includes share-based compensation and (ii) a $0.1 million decrease in independent director meeting fees.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which include all vessel and charter operations. Operations and research expenses decreased by $0.3 million from 2017 to 2018 primarily as a result of a $0.3 million reduction of marine services costs which include technical crew costs as well as other marine operational costs such as equipment rental, fuel, port fees and consumables.

Other Income and Expense

Other income and expense has generally consisted of interest expense on our debt financing arrangements as well as the fair value change of derivatives carried on the balance sheet. Total other income and expense remained the same at $0.7 million in net expenses for 2017 and 2018. This current interest expense primarily relates to our outstanding convertible debt balances, see NOTE H for further details.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2018 or 2017.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first quarter of 2018 was $0.9 million as compared to $0.8 million in the first quarter of 2017. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

	Three-Months Ended
(In thousands)	March 2018	March 2017
Summary of Cash Flows:
Net cash used by operating activities	$(2,009)	$(1,218)
Net cash provided by investing activities	990	—
Net cash provided by financing activities	1,274	621

Net (decrease) increase in cash and cash equivalents	$255	$(597)

Beginning cash and cash equivalents	1,108	1,663

Ending cash and cash equivalents	$1,363	$1,066

Discussion of Cash Flows

Net cash used by operating activities for the first three months of 2018 was $2.0 million, a reduction of $0.8 million compared to the same period in 2017. This net cash used by operating activities reflects a net loss before non-controlling interest of $(2.6) million offset in part by non-cash items of $0.3 million which primarily include depreciation and amortization of $0.1 million and share-based compensation of $0.1 million. Other operating activity changes resulted in an increase in working capital of $0.3 million. This primarily included changes to accrued expenses, accounts receivable and other in 2018 of $0.3 million.

Cash flows provided by investing activities for the first three months of 2018 were $1.0 million compared to $0.0 million for the same period in 2017. 2018 includes an prepayment from Magellan for the future purchase of certain marine assets, see NOTE K.

Cash flows provided by financing activities for the first three months of 2018 were $1.3 million. During this period, we borrowed the final tranche of $0.4 million from MINOSA and $1.0 million from Monaco (see NOTE H). This cash inflow was partially offset by repayment of debt obligations $0.1 million. Cash flows provided by financing activities for the same period of 2017 were $0.6 million. During this period, we borrowed $0.8 million from SMOM (see NOTE H). This cash inflow was partially offset by repayment of debt obligations.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2018, we had cash and cash equivalents of $1.4 million, an increase of $0.3 million from the December 31, 2017 balance of $1.1 million. This increase was primarily the net result of cash flows associated with the year-to-date operating loss that is partially offset by the Monaco loan of $1.0 million and MINOSA loan of $0.4 million (NOTE H) and the $1.0 million marine asset purchase prepayment from Magellan (NOTE K).

Financial debt of the company, excluding the derivative or beneficial conversion feature components of such debt, increased by $1.4 million in the first three months of 2018, from a balance of $27.4 million at December 31, 2017 to a balance of $28.8 million at March 31, 2018. This is due to the Monaco loan of $1.0 million as well as the final tranche of debt provided by MINOSA in the amount of $0.4 million, both of which are discussed above in the Discussion of Cash Flows.

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

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at March 31, 2018 is $1.0 million.

Promissory Note

On April 15, 2016, Odyssey Marine Exploration, Inc. (“Odyssey”) and its wholly owned subsidiaries Oceanica Marine Operations, S.R.L. (“OMO”), Odyssey Marine Services, Inc. (“OMS”), and Odyssey Marine Enterprises, Ltd. (“OME”) executed a Loan and Security Agreement (the “Loan Agreement”) with Monaco Financial LLC (“Monaco”) pursuant to which Odyssey borrowed $1,825,000 from Monaco. The current balance is now $1,175,000. Monaco advanced the entire amount to us in March 2016 upon execution of a Letter of Intent. The indebtedness is evidenced by a Convertible Promissory Note (the “Note”) that provides for interest at the rate of 10.0% per annum on the outstanding amount of principal, with the entire unpaid principal sum outstanding, together with any unpaid interest thereon, being due and payable on April 15, 2018. This note has matured, but Monaco has not demanded payment since we are in negotiations with Monaco to set a new maturity date. Odyssey has the right to prepay the indebtedness, in whole or in part, upon 30 days’ notice to Monaco.

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

Promissory Note

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet. The loan balance at March 31, 2018 is $3.0 million. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement, May 3, 2019. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At March 31, 2018, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

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

Promissory Note

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed April 20, 2018. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. Our 2018 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. Even though we have been able to consistently raise cash in the past through debt agreements, there are no assurances we may be able to do so in the future. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders, which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Although we executed the Stock Purchase Agreement, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at March 31, 2018 is $1.4 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at March 31, 2018 of $33.9 million, most of which is convertible into equity. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The new standard applies for annual periods beginning after December 15, 2017, including interim periods therein. Based on management’s review of this new standard along with the substance of our transactions, management believes this standard will not have a material impact on our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are now effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Based on management’s understanding of this new standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting to date in 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not currently a party to any litigation. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits.

ITEM 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Investors should consider such risk factors, as well as the risk factor set forth below, prior to making an investment decision with respect to the Company’s securities.

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

Short sellers of our stock may be manipulative and may attempt to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports. As of March 31, 2018, NASDAQ reports our stock has a short interest of 1,408,152, approximately 17% of our outstanding common stock.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 10, 2018	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)