Form 10-Q
period 2018-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2018-08-09
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 31, 2018 was 8,466,909.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$565,842	$1,108,193
Restricted cash	10,010	10,010
Accounts receivable and other, net	741,622	232,380
Other current assets	283,375	495,527

Total current assets	1,600,849	1,846,110

PROPERTY AND EQUIPMENT
Equipment and office fixtures	11,033,537	16,738,898
Accumulated depreciation	(10,737,896)	(16,145,082)

Total property and equipment	295,641	593,816

NON-CURRENT ASSETS
Accounts receivable	305,896	—
Other non-current assets	532,500	532,500

Total non-current assets	838,396	532,500

Total assets	$2,734,886	$2,972,426

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,677,941	$2,396,835
Accrued expenses and other	8,065,322	6,551,335
Loans payable	25,874,367	24,363,442

Total current liabilities	36,617,630	33,311,612

LONG-TERM LIABILITIES
Loans payable	3,500,000	3,000,000
Revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	8,143,750	7,643,750

Total liabilities	44,761,380	40,955,362

Commitments and contingencies (NOTE G)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 8,466,909 and 8,466,909 issued and outstanding for each period end presented	847	847
Additional paid-in capital	212,311,151	212,103,344
Accumulated deficit	(237,096,228)	(234,709,910)

Total stockholders’ equity/(deficit) before non-controlling interest	(24,784,230)	(22,605,719)
Non-controlling interest	(17,242,264)	(15,377,217)

Total stockholders’ equity/(deficit)	(42,026,494)	(37,982,936)

Total liabilities and stockholders’ equity/(deficit)	$2,734,886	$2,972,426

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUE
Recovered cargo sales and other	$292,582	$—	$308,320	$—
Expedition	780,915	587,270	1,276,913	1,236,623

Total revenue	1,073,497	587,270	1,585,233	1,236,623

OPERATING EXPENSES
Marketing, general and administrative	1,489,196	1,749,601	2,937,403	3,379,556
Operations and research	452,875	900,799	1,473,643	2,203,315

Total operating expenses	1,942,071	2,650,400	4,411,046	5,582,871

INCOME (LOSS) FROM OPERATIONS	(868,574)	(2,063,130)	(2,825,813)	(4,346,248)
OTHER INCOME (EXPENSE)
Interest expense	(730,928)	(664,735)	(1,441,418)	(1,379,631)
Other	(10,480)	21,335	15,866	60,998

Total other income (expense)	(741,408)	(643,400)	(1,425,552)	(1,318,633)

(LOSS) BEFORE INCOME TAXES	(1,609,982)	(2,706,530)	(4,251,365)	(5,664,881)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(1,609,982)	(2,706,530)	(4,251,365)	(5,664,881)
Non-controlling interest	968,425	789,645	1,865,047	1,548,733

NET (LOSS)	$(641,557)	$(1,916,885)	$(2,386,318)	$(4,116,148)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.08)	$(0.23)	$(0.28)	$(0.51)

Weighted average number of common shares outstanding
Basic	8,466,909	8,322,512	8,466,909	8,022,108

Diluted	8,466,909	8,322,512	8,466,909	8,022,108

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(4,251,365)	$(5,664,881)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	277,665	431,419
Accrued interest converted into common stock	—	302,274
Gain on sale of equipment	(899,524)	(289,328)
Note payable interest accretion	36,559	242,132
Share-based compensation	207,808	416,993
(Increase) decrease in:
Accounts receivable	(836,253)	218,428
Other assets	212,152	385,023
Increase (decrease) in:
Accounts payable	401,587	87,029
Accrued expenses and other	1,642,754	915,832

NET CASH (USED) BY OPERATING ACTIVITIES	(3,208,617)	(2,955,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,003,662	50,000
Purchase of property and equipment	(9,624)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	994,038	50,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	875,000	3,000,000
Settlement receipts from contractual obligation	15,000,000	—
Payment of contractual obligation	(14,000,000)	—
Repayment of debt obligations	(202,772)	(280,871)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,672,228	2,719,129

NET (DECREASE) IN CASH	(542,351)	(185,950)
CASH AT BEGINNING OF PERIOD	1,108,193	1,662,643

CASH AT END OF PERIOD	$565,842	$1,476,693

SUPPLEMENTARY INFORMATION:
Interest paid	$520,891	$210,508
Income taxes paid	$—	$—
Financed equipment purchase	$74,004	$—

Non-Cash Disclosure:

During the second quarter of 2017, we sold a marine vessel to a related party, Monaco Financial, LLC, for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000, see NOTE H. During this same period, Epsilon Acquisitions LLC converted their loan principal balance of $3,050,000 plus accrued interest of $302,274 into 670,455 of our common shares, see NOTE H.

During the three months ended March 31, 2018, we converted $1.0 million of amounts advanced related to the contractual obligation settlement to a loan with Monaco Financial, LLC. During April 2018 the parties agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan, see NOTE H

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The standard applies for annual periods beginning after December 15, 2017, including interim periods therein. Based on management’s review of this standard along with the substance of our transactions, management believes this standard has not had and will not have a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. Based on management’s current understanding of this standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are now effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Based on management’s understanding of this new standard along with the underlying substance of our operations, this standard has not had and will not have a material impact on our financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period.

If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Based on management’s current understanding of this new standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The use of reasonable estimates have been disclosed in NOTE F of the consolidated financial statements

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

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

Use of Estimates

Management used estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Revenue Recognition and Accounts Receivable

In accordance with Topic A.1. in SAB 13 as well as ASU 2019-09, Revenue from Contracts: Revenue Recognition, marine services and expedition charter revenue is recognized ratably when realized and earned as time passes throughout the contract period as defined by the terms of the agreement. Expenses related to the marine services expedition charter revenue (also referred to as “marine services” revenue) are recorded as incurred and presented under the caption “Operations and research” on our Consolidated Statements of Operations.

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

The smaller vessel we received as consideration when we sold our Odyssey Explorer was sold in May 2017 to a related party who we are indebted to credited us $650,000 towards the indebtedness owed by us as consideration for their acquisition of this vessel, see NOTE H. The amount capitalized for this asset was $416,329.

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

At June 30, 2018 and 2017, the weighted average common shares outstanding year-to-date were 8,466,909 and 8,022,108, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Average market price during the period	$8.66	$3.58	$6.62	$3.90
In the money potential common shares from options excluded	15,384	5,315	13,193	6,706
In the money potential common shares from warrants excluded	71,223	2,010	56,193	11,691

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six-Months Ended
Per share exercise price	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Out of the money options excluded:
$3.59	—	7,521	—	—
$12.48	136,833	137,666	136,833	137,666
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158
$34.68	—	73,765	—	73,765
$39.00	8,333	8,333	8,333	8,333
$41.16	—	833	—	833
$42.00	—	8,333	—	8,333
$46.80	—	1,667	—	1,667
Out-of-the-money warrants excluded:
None	—	—	—	—

Total excluded	224,491	317,443	224,491	309,922

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Potential common shares from unvested restricted stock awards excluded from EPS	132,826	238,921	132,826	238,921

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income (loss)	$(641,557)	$(1,916,885)	$(2,386,318)	$(4,116,148)

Numerator, basic and diluted net income (loss) available to stockholders	$(641,557)	$(1,916,885)	$(2,386,318)	$(4,116,148)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	8,466,909	8,322,512	8,466,909	8,022,108

Common shares outstanding for basic	8,466,909	8,322,512	8,466,909	8,022,108

Shares used in computation – diluted:
Common shares outstanding for basic	8,466,909	8,322,512	8,466,909	8,022,108

Shares used in computing diluted net income per share	8,466,909	8,322,512	8,466,909	8,022,108

Net (loss) per share – basic	$(0.08)	$(0.23)	$(0.28)	$(0.51)
Net (loss) per share – diluted	$(0.08)	$(0.23)	$(0.28)	$(0.51)

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

NOTE C – ACCOUNTS RECEIVABLE

Our accounts receivable consists of the following:

	June 30, 2018	December 31, 2017
Trade	$18,000	$7,376
Related party	975,492	183,453
Other	54,026	41,551

Total accounts receivable, net	$1,047,518	$232,380

Monaco and its related affiliates owe us $546,073 and $183,453 for the periods ended June 30, 2018 and December 31, 2017, respectively, for support services and marine services rendered on their behalf. See NOTE D for further information regarding Monaco. During the quarter ended June 30, 2018, we began providing services for a deep-sea mineral exploration company in which our Chairman of the Board, Greg Stemm, has a controlling and ownership interest. See NOTE D for further information. At June 30, 2018 and December 31, 2017, the company owed us $429,419 and $0, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”) (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). We had accounts receivable with Monaco and related affiliates at June 30, 2018 of $546,073 and at December 31, 2017 of $183,453. We had general operating payables with Monaco at June 30, 2018 of $727,632 and at December 31, 2017 of $508,802. See NOTE H for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. During the first part of 2018, we performed marine shipwreck search and recovery services for this related party and recognized revenue of $1.1 million. We also lease our corporate office space on an annually renewable basis from Monaco at $20,080 per month.

During the three-months ended June 30, 2018, we began providing services to a deep-sea mineral exploration company that was organized and is majority owned and controlled by Greg Stemm, the Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We will be providing these services subject to a Master Services Agreement which provides for back office services in exchange for a recurring monthly fee as well as other marine related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in the company. We have not yet determined the specific accounting guidance related to the fair value measurement of what may be the investment in the company. We are also analyzing this entity to determine if it may be a variable interest entity. For the quarter ended June 30, 2018, we invoiced the company a total of $0.4 million for related services. This amount is comprised of $0.1 million to be paid in cash and $0.3 million which we will have the option to convert to equity in the company. This amount is disclosed on our consolidated balance sheets in non-current assets as the current intent is to settle in equity. See NOTE C for related accounts receivable at June 30, 2018.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc. (“NMI”)

Our current investment in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At June 30, 2018, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred in the 2018 period ended June 30, 2018 and year ended December 31, 2017 to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of June 2018, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

NOTE F - INCOME TAXES

During the six-month period ended June 30, 2018, we generated a federal net operating loss (“NOL”) carryforward of $1.1 million and generated $3.7 million of foreign NOL carryforwards. As of June 30, 2018, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $162.6 million and net operating loss carryforwards for foreign income tax purposes of approximately $35.4 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2037.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at June 30, 2018. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of June 30, 2018. There was no U.S. income tax expense for the three months ended June 30, 2018 due to the generation of net operating losses.

The increase in the valuation allowance as of June 30, 2018 is due to the generation of approximately $2.4 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

June 30, 2018	$49,888,798
December 31, 2017	49,235,133

Change in valuation allowance	$653,665

Our estimated annual effective tax rate as of June 30, 2018 is 27.39% while our June 30, 2018 effective tax rate is 0.0% because of the full valuation allowance. We have reflected the income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) in accordance with SAB 118 and have made reasonable estimates related to certain impacts of Tax Reform. As a result, the Company will be subject to a 21.0% U.S. federal tax rate for future years. Even with the federal tax rate being reduced, we do not expect any material changes in income tax expense due to the amount of NOL carryforwards.

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

Contingency

During March 2016, our Board of Directors approved the grant and potential future issuance of 3.0 million new equity shares of Oceanica Resources, S.R.L. to two attorneys for their future services. This equity is only issuable upon the Mexican’s government issuance of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. This grant of new shares was also approved by the Administrators of Oceanica Resources, S.R.L. We also owe consultants contingent success fees of up to $425,000 upon the approval and issuance of the EIA. The EIA has not been issued as of the date of this report.

See NOTE L regarding a contingent liability surrounding a sale of marine equipment to Magellan along with Magellan assuming a certain trade payable debt connected with the sale of this marine equipment.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. Our 2018 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. Even though we have been able to consistently raise cash in the past, there are no assurances we may be able to do so in the future. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders, which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Although we executed the Stock Purchase Agreement, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at June 30, 2018 is $0.6 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at June 30, 2018 of $35.0 million, most of which is convertible into equity. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE H –LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	June 30, 2018	December 31, 2017
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,138,441
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,000,000
Note 6 – MINOSA 2	5,050,000	4,675,000
Note 7 – Monaco 2018	1,099,366	—

	$29,374,367	$27,363,442

Note 1 – Monaco 2014

On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million. The loan was issued in three tranches: (i) $5.0 million (the “First Tranche”) was advanced upon execution of the Loan Agreement; (ii) $2.5 million (the “Second Tranche”) was advanced on October 1, 2014; and (iii) $2.5 million (the “Third Tranche”) was advanced on December 1, 2014. The Notes bear interest at a rate equal to 11% per annum. The Notes also contain an option whereby Monaco can purchase shares of Oceanica held by Odyssey (the “Share Purchase Option”) at a purchase price that is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1.0 million or more in the aggregate. The share purchase option was not clearly and closely related to the host debt agreement and required bifurcation.

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This note has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three-months ended June 30, 2018, interest expense in the amount of $142,885 was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at June 30, 2018.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest was payable on April 15, 2018. This note has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of June 30, 2018 is $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is $0.3 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During the three-months ended June 30, 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three-months ended June 30, 2018 and 2017, interest expense related to the discount in the amount of $0 and $117,716, respectively, was recorded. For the three-months ended June 30, 2018 and 2017, interest expense in the amount of $60,966 and $29,294, respectively, was recorded.

Loan modification (December 2015)

In connection with the Acquisition Agreement entered into with Monaco on December 10, 2015, Monaco agreed to modify certain terms of the loans as partial consideration for the purchase of assets. For the First Tranche ($5,000,000 advanced on August 14, 2014), Monaco agreed to cease interest as of December 10, 2015 and reduce the loan balance by (i) the cash or other value received from the SS Central America shipwreck project (“SSCA”) or (ii) if the proceeds received from the SSCA project were insufficient to pay off the loan balance by December 31, 2017, then Monaco could seek repayment of the remaining outstanding balance on the loan by withholding Odyssey’s 21.25% “additional consideration” in new shipwreck projects performed for Monaco in the future. For the Second Tranche ($2,500,000 advanced on October 1, 2014), Monaco agreed to reduce the principal amount by $2,200,000 leaving a new principal balance of $300,000 and extension of maturity to December 31, 2017. For the Third Tranche ($2,500,000 advanced on December 1, 2014), Monaco agreed to the extension of maturity to December 31, 2017.

On December 10, 2015, the Monaco call option related to the Oceanica shares held by us was extended until December 31, 2017.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This debt is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at June 30, 2018. The maturity date of this note has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three-months ended June 30, 2018 and 2017, interest expense in the amount of $294,191 and $294,191, respectively, was recorded.

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

Note 4 – Epsilon

On March 18, 2016 we entered into a Note Purchase Agreement (“Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). Pursuant to the Purchase Agreement, Epsilon loaned us $3.0 million in two installments of $1.5 million on March 31, 2016 and April 30, 2016. The indebtedness bears interest at a rate of 10% per annum and was due on March 18, 2017. We were also responsible for $50,000 of the lender’s out of pocket costs. This amount is included in the loan balance. In pledge agreements related to the loans, we granted security interests to Epsilon in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME. Epsilon has the right to convert the outstanding indebtedness into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $5.00 per share, which represents the five-day volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. On January 25, 2017, Epsilon provided notice to us that it would convert the initial $3.0 million plus accrued interest per the Restated Note Purchase Agreement at $5.00 per share in accordance with the terms of the agreement. The conversion and issuance of new shares was effective April 10, 2017 and included accrued interest of $302,274 for a total 670,455 shares. Upon the occurrence and during the continuance of an event of default, the conversion price was to be reduced to $2.50 per share. Following any conversion of the indebtedness, Penelope Mining LLC (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“MINOSA”) by the amount of indebtedness converted.

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

Accounting considerations

We have accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the transaction for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”), ASC 815 Derivatives and Hedging (“ASC 815”) and ASC 320 Property, Plant and Equipment (“ASC 320”).

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

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three-months ended June 30, 2018 and 2017, interest expense in the amount of $24,931 and $83,151, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at June 30, 2018 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at June 30, 2018 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three-months ended June 30, 2018 and 2017, interest expense in the amount of $80,411 and $44,795, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, whereas MINOSA will loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At June 30, 2018, the outstanding principal balance, including the Epsilon assignment, is $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31,2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three-months ended June 30, 2018, interest expense in the amount of $110,596 was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three-months ended June 30, 2018, interest expense in the amount of $21,818 was recorded.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three and six-month periods ended June 30, 2018 and 2017 as $103,904 and $208,497 and $207,808 and $416,993, respectively.

We did not grant employee stock options in the three-month periods ended June 30, 2018 and 2017. When granted, the weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At June 30, 2018, our uninsured cash balance was approximately $0.4 million.

We do not currently have any debt obligations with variable interest rates.

NOTE K – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	June 30, 2018	December 31, 2017
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$4,643,750	$4,643,750

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

NOTE L – OTHER DEBT

We currently owe a vendor approximately $0.6 million as a trade payable. This trade payable bears a simple annual interest rate of 12%. As collateral, they were granted a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matures in August of 2018. During the three-months ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. We recorded a gain of approximately $0.9 million from the cash proceeds alone. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor has consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in possession of Magellan we then have a contingent liability to Magellan in the amount of $0.5 million for two of the key assets.

NOTE M – SUBSEQUENT EVENT

On July 12, 2018, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with two individuals (the “Lenders”), one of whom holds in excess of 5.0% of our outstanding common stock. Pursuant to the Purchase Agreement, the Lenders agreed to lend an aggregate of $500,000 to us, all of which was advanced on July 12, 2018. The indebtedness is evidenced by secured convertible promissory notes (the “Notes”) and bears interest at a rate equal to 8.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Notes and all accrued interest and fees are due and payable on July 12, 2019. The Purchase Agreement provides for the possible sale of up to an additional $500,000 principal amount of Notes in one subsequent closing no later than September 12, 2018.

At any time after to the first to occur of (a) a sale by us of additional Notes or (b) September 12, 2018, the Lenders have the right to convert all amounts outstanding under the Notes into either (x) shares of our common stock at the conversion rate of $8.00 per share, (y) $500,000 of the indebtedness owed by Exploraciones Oceanicas S. de R. L. de C.V. (“ExO”) to Oceanica Marine Operations, S.R.L. (“OMO”), or (z) a 7.5% interest in Aldama Mining Company, S. de R. L. de C.V. (“Aldama”). We indirectly hold a controlling interest in ExO; OMO and Aldama are indirect, wholly owned subsidiaries of ours.

In connection with the issuance and sale of the Notes, we issued warrants to purchase common stock (the “Warrants”) to the Lenders. The Lenders may exercise the Warrants to purchase an aggregate of 31,250 shares of our common stock at an exercise price of $12.00 per share. The Warrants are exercisable during the period commencing on the date on which the Notes are converted into shares of our common stock and ending on July 12, 2021.

Pursuant to a Pledge Agreement, dated as of July 12, 2018 (the “Pledge Agreement”), our obligations under the Notes are secured by a pledge of a portion of Odyssey’s ownership interest in Aldama and another entity.

Pursuant to a Registration Rights Agreement (the “Rights Agreement”) among us and the Lenders, we granted the Lenders “piggy-back” registration rights with respect to the shares of our common stock issuable upon conversion of the Notes and the exercise of the Warrants.

The Purchase Agreement, the Notes, the Warrants, the Pledge Agreement, and the Rights Agreement include representations and warranties and other covenants, conditions, and other provisions customary for comparable transactions.

We are currently analyzing and considering the accounting related to this transaction for a potential beneficial conversion feature as well as for the potential for embedded derivatives.

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

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”), and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contains a large amount of phosphate mineralized material. Phosphate is a key ingredient of fertilizers. In March 2014, Odyssey completed a first NI 43-101 compliant report on the deposit and periodically updates this report. This deposit is currently our main mineral project, and success of this project is important to Odyssey’s future. Odyssey believes that this deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a dredging operation) and that the product will be attractive to Mexican and other world producers of fertilizers.

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

In September 2014, ExO reported that the EIA for proposed dredging and recovery of phosphate sands from the deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). Approval of this EIA application is needed in order to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to ExO on its EIA application. In full compliance with the SEMARNAT process, a response to the questions was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its EIA application to allow additional time for review and regional briefings. The EIA was re-submitted in June 2015, and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015, additional questions were received from SEMARNAT in November 2015, and ExO’s responses to the questions were filed with SEMARNAT on December 3, 2015. On April 8, 2016, SEMARNAT denied the application for this environmental license as presented. On March 21, 2018, the Superior Court of the Federal Court of Administrative Justice in Mexico ruled unanimously in favor of our subsidiary, ExO, nullifying the April 2016 denial of the environmental license application for the extraction of phosphate sand from ExO’s deposit. In May 2018, after the statutory period for appeal of the ruling had passed with no appeals filed, the Mexican court published the full ruling on their website.

To move to the next phase of development of the deposit, Odyssey and its subsidiaries need the issuance of this environmental permit. Odyssey and its subsidiary ExO continue to work with our Mexican partners to obtain the necessary environmental permission as noted in the Court’s ruling.

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

An option to purchase an additional 1.0 million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in 2014 and 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 0.3 million shares (post-split) of our common stock to Mako. In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us to purchase Oceanica shares from us at a pre-defined price (See NOTE H). This loan was amended on December 10, 2015 and again in March 2016, extending the maturity date of the loan to April 1, 2018 and allowing Monaco to retain the call option on the $10 million worth of Oceanica shares held by Odyssey until April 1, 2018. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and matured December 31, 2017, coupled with other stipulations, see NOTE H for further information.

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

During the three-months ended June 30, 2018, we began providing mineralogy and other technical services to a deep-sea mineral exploration company (see NOTE D).

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

Three-months ended June 30, 2018, compared to three-months ended June 30, 2017

Increase/(Decrease)			2018 vs. 2017
(Dollars in millions)	2018	2017	$	%
Total revenues	$1.1	$0.6	$0.5	83%

Marketing, general and administrative	1.5	1.7	(0.3)	15%
Operations and research	0.5	0.9	(0.4)	50%

Total operating expenses	$1.9	$2.7	$(0.7)	27%

Other income (expense)	$(0.7)	$(0.6)	$(0.1)	15%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.0	$0.8	$0.2	23%

Net income (loss)	$(0.6)	$(1.9)	$1.3	67%

Revenue

Revenue is primarily generated through the sale of marine services either through expedition charters or for the services from our crew and equipment.

Total revenue in the current quarter was $1.1 million, a $0.5 million increase over the revenue in the same period a year ago. The revenue generated in each period was a result of performing marine research, search and recovery operations for our customers. We provided these services to our related party customer Magellan during both of these periods. During the quarter ended June 30, 2018, we began providing these marine related services to a deep-sea mineral exploration company owned and controlled by our Chairman of the Board (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.3 million from $1.7 million in 2017 to $1.5 million in 2018 primarily as a result of (i) a reduction of $0.1 million of admiralty legal fees, (ii) a $0.1 million decrease in independent director meeting fees and (iii) a $0.1 million reduction in personnel compensation related to share-based compensation.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which includes all vessel and charter operations. Operations and research expenses decreased by $0.4 million from 2017 to 2018 primarily as a result of the following offsetting items: (i) increases of $0.1 million for our deep-sea mining concession fee and $0.2 million in professional services and travel related associated with the onset of a new marine services client and (ii) a $0.1 million decrease related to depreciation and related equipment insurance and a gain of $0.6 million from the sale of certain marine equipment.

Other Income and Expense

Other income and expense has generally consisted of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense remained the same at $0.7 and $0.6 million in net expenses for 2018 and 2017, respectively. This current interest expense primarily relates to our outstanding convertible debt balances, see NOTE H for further details.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2018 or 2017.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the second quarter of 2018 was $1.0 million as compared to $0.8 million in the second quarter of 2017. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Six-months ended June 30, 2018, compared to Six-months ended June 30, 2017

Increase/(Decrease)			2018 vs. 2017
(Dollars in millions)	2018	2017	$	%
Total revenues	$1.6	$1.2	$(0.3)	28%

Marketing, general and administrative	2.9	3.4	(0.4)	13%
Operations and research	1.5	2.2	(0.7)	33%

Total operating expenses	$4.4	$5.6	$(1.2)	21%

Other income (expense)	$(1.4)	$(1.3)	$(0.1)	8%

Income tax benefit (provision)	$0.0	$—	$0.0	0%

Non-controlling interest	$1.9	$1.5	$0.3	20%

Net income (loss)	$(2.4)	$(4.1)	$1.7	42%

Revenue

Total revenue was $1.6 million, a $0.3 million increase over the revenue in the same period a year ago. The revenue generated in each period was a result of performing marine research, search and recovery operations for our customers. We provided these services to our related party customer Magellan during both of these periods. During the quarter ended June 30, 2018, we began providing these marine related services to a deep-sea mineral exploratory company owned and controlled by our Chairman of the Board (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses decreased by $0.4 million from $3.4 million in 2017 to $2.9 million in 2018 primarily as a result of (i) a reduction of $0.2 million of personnel compensation and related expenses which includes share-based compensation and (ii) a $0.2 million decrease in independent director meeting fees and (iii) an increase of $0.1 million in professional fees related to public company filings and a financing fee offset by a decrease of $0.1 million in admiralty legal fees.

Operations and research expenses decreased by $0.7 million from 2017 to 2018 primarily as a result of the following offsetting items: (i) increase of $0.1 million for our deep-sea mining concession fee, (ii) a decrease of $0.1 million in marine service operations mainly attributable to a net project staffing and equipment rental, (iii) a $0.1 million decrease related to depreciation and corresponding equipment insurance and (iv) a gain of $0.6 million from the sale of certain marine equipment.

Other Income and Expense

Other income and expense has generally consisted of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense remained the same at $1.4 and $1.3 million in net expenses for 2018 and 2017, respectively. This current interest expense primarily relates to our outstanding convertible debt balances, see NOTE H for further details.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2018 or 2017.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first six months of 2018 was $1.9 million as compared to $1.5 million in the first six months of 2017. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

	Six-Months Ended
(In thousands)	June 2018	June 2017
Summary of Cash Flows:
Net cash used by operating activities	$(3,208)	$(2,955)
Net cash provided by investing activities	994	50
Net cash provided by financing activities	1,672	2,719

Net (decrease) increase in cash and cash equivalents	$(542)	$(186)
Beginning cash and cash equivalents	1,108	1,663

Ending cash and cash equivalents	$566	$1,477

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2018 was $3.2 million, an increase of $0.2 million compared to the same period in 2017. This net cash used by operating activities reflects a net loss before non-controlling interest of $(4.3) million offset in part by non-cash items of $0.4 million which primarily include depreciation and amortization of $0.3 million and share-based compensation of $0.2 million and a gain on sale of marine equipment of $0.9 million. Other operating activity changes resulted in an increase in working capital of $1.4 million. This primarily included changes to accrued expenses, accounts receivable and other in 2018 for the $1.4 million.

Cash flows provided by investing activities for the first six months of 2018 were $1.0 million compared to $0.1 million for the same period in 2017. 2018 includes a payment of $1.0 million from Magellan for the purchase of certain marine assets, see NOTE L.

Cash flows provided by financing activities for the first six months of 2018 were $1.7 million. During this period, we borrowed the final tranche of $0.4 million from MINOSA, $0.5 million from SMOM and $1.0 million from Monaco (see NOTE H). This cash inflow was partially offset by repayment of debt obligations $0.2 million. Cash flows provided by financing activities for the same period of 2017 were $2.7 million. During this period, we borrowed $3.0 million from SMOM (see NOTE H). This cash inflow was partially offset by repayment of debt obligations.

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2018, we had cash and cash equivalents of $0.6 million, a decrease of $0.5 million from the December 31, 2017 balance of $1.1 million. This decrease was primarily the net result of cash flows associated with the year-to-date operating loss that is partially offset by the Monaco loan of $1.0 million, SMOM loan of $0.5 million and MINOSA loan of $0.4 million (NOTE H) and the $1.0 million marine asset purchase payment from Magellan (NOTE L).

Financial debt of the company, excluding the derivative or beneficial conversion feature components of such debt, increased by $2.0 million in the first six months of 2018, from a balance of $27.4 million at December 31, 2017 to a balance of $29.4 million at June 30, 2018. This is due to the Monaco loan of $1.0 million, the SMOM loan of $0.5 million and the final tranche of debt provided by MINOSA in the amount of $0.4 million, all of which are discussed above in the Discussion of Cash Flows.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at June 30, 2018 was $14.75 million.

The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. The Oceanica Call option expired on March 11, 2016 without being executed or extended. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to our phosphate deposit project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) March 30, 2016; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016 the agreements with MINOSA and Penelope were further amended and extended the maturity date of the loan to March 18, 2017(see NOTE H).

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

Accounting considerations: Note Purchase Agreement

We have accounted for this agreement as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the transaction for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”), ASC 815 Derivatives and Hedging (“ASC 815”) and ASC 320 Property, Plant and Equipment (“ASC 320”).

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

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at June 30, 2018 is $1.0 million.

Promissory Note

On April 15, 2016, Odyssey Marine Exploration, Inc. (“Odyssey”) and its wholly owned subsidiaries Oceanica Marine Operations, S.R.L. (“OMO”), Odyssey Marine Services, Inc. (“OMS”), and Odyssey Marine Enterprises, Ltd. (“OME”) executed a Loan and Security Agreement (the “Loan Agreement”) with Monaco Financial LLC (“Monaco”) pursuant to which Odyssey borrowed $1,825,000 from Monaco. The current balance is now $1,175,000. Monaco advanced the entire amount to us in March 2016 upon execution of a Letter of Intent. The indebtedness is evidenced by a Convertible Promissory Note (the “Note”) that provides for interest at the rate of 10.0% per annum on the outstanding amount of principal, with the entire unpaid principal sum outstanding, together with any unpaid interest thereon, being due and payable on April 15, 2018. This note has matured, but Monaco has not demanded payment since we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. Odyssey has the right to prepay the indebtedness, in whole or in part, upon 30 days’ notice to Monaco.

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

Promissory Note

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at June 30, 2018 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At June 30, 2018, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

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

Promissory Note

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was converted to a loan agreement that was executed April 20, 2018. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. Our 2018 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. Even though we have been able to consistently raise cash in the past, there are no assurances we may be able to do so in the future. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders, which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Although we executed the Stock Purchase Agreement, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at June 30, 2018 is $0.6 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at June 30, 2018 of $35.0 million, most of which is convertible into equity. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive revenue recognition standard under GAAP for almost all industries. The standard applies for annual periods beginning after December 15, 2017, including interim periods therein. Based on management’s review of this standard along with the substance of our transactions, management believes this standard has not had and will not have a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. Based on management’s current understanding of this standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are now effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Based on management’s understanding of this new standard along with the underlying substance of our operations, this standard has not had and will not have a material impact on our financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Based on management’s current understanding of this new standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The use of reasonable estimates have been disclosed in NOTE F of the consolidated financial statements

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

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

Short sellers of our stock may be manipulative and may attempt to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports. As of June 29, 2018, NASDAQ reports our stock has a short interest of 1.4 million shares, approximately 16% of our outstanding common stock.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: August 9, 2018	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)