Form 10-Q
period 2018-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2018-11-13
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☐	Smaller reporting company:	☒

Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 31, 2018 was 8,466,909.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,364	$1,108,193
Restricted cash	10,135	10,010
Accounts receivable and other	667,182	232,380
Other current assets	286,220	495,527

Total current assets	1,093,901	1,846,110

PROPERTY AND EQUIPMENT
Equipment and office fixtures	11,033,536	16,738,898
Accumulated depreciation	(10,838,076)	(16,145,082)

Total property and equipment	195,460	593,816

NON-CURRENT ASSETS
Investment in unconsolidated entity	529,882	—
Other non-current assets	532,500	532,500

Total non-current assets	1,062,382	532,500

Total assets	$2,351,743	$2,972,426

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,000,858	$2,396,835
Accrued expenses and other	8,757,988	6,551,335
Loans payable	25,894,770	24,363,442

Total current liabilities	37,653,616	33,311,612

LONG-TERM LIABILITIES
Loans payable	3,500,000	3,000,000
Revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	8,143,750	7,643,750

Total liabilities	45,797,366	40,955,362

Commitments and contingencies (NOTE G)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 8,466,909 and 8,466,909 issued and outstanding for each period end presented	847	847
Additional paid-in capital	213,215,055	212,103,344
Accumulated (deficit)	(238,405,502)	(234,709,910)

Total stockholders’ equity/(deficit) before non-controlling interest	(25,189,600)	(22,605,719)
Non-controlling interest	(18,256,023)	(15,377,217)

Total stockholders’ equity/(deficit)	(43,445,623)	(37,982,936)

Total liabilities and stockholders’ equity/(deficit)	$2,351,743	$2,972,426

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUE
Recovered cargo sales and other	$260,763	$11,854	$569,083	$11,854
Marine services	625,564	—	1,902,476	1,236,623

Total revenue	886,327	11,854	2,471,559	1,248,477

OPERATING EXPENSES
Marketing, general and administrative	1,359,898	1,863,328	4,297,301	5,242,884
Operations and research	1,070,916	618,461	2,544,559	2,821,776

Total operating expenses	2,430,814	2,481,789	6,841,860	8,064,660

INCOME (LOSS) FROM OPERATIONS	(1,544,487)	(2,469,935)	(4,370,301)	(6,816,183)

OTHER INCOME (EXPENSE)
Interest expense	(816,732)	(638,940)	(2,258,149)	(2,018,570)
Other	38,185	3,107	54,052	64,104

Total other income (expense)	(778,547)	(635,833)	(2,204,097)	(1,954,466)

(LOSS) BEFORE INCOME TAXES	(2,323,034)	(3,105,768)	(6,574,398)	(8,770,649)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(2,323,034)	(3,105,768)	(6,574,398)	(8,770,649)
Non-controlling interest	1,013,759	854,671	2,878,806	2,403,404

NET (LOSS)	$(1,309,275)	$(2,251,097)	$(3,695,592)	$(6,367,245)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.15)	$(0.27)	$(0.44)	$(0.78)

Weighted average number of common shares outstanding
Basic	8,466,909	8,388,821	8,466,909	8,145,689

Diluted	8,466,909	8,388,821	8,466,909	8,145,689

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(6,574,398)	$(8,770,649)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	375,986	604,785
Accrued interest converted into common stock	—	302,274
Gain on sale of equipment	(897,664)	(289,328)
Lender financed fees	—	50,000
Note payable interest accretion	56,962	296,142
Non-cash marine services revenue	(529,882)	—
Share-based compensation	311,712	625,489
(Increase) decrease in:
Accounts receivable	(455,917)	210,061
Other assets	209,307	367,358
Increase (decrease) in:
Accounts payable	724,504	715,512
Accrued expenses and other	2,407,523	1,344,641

NET CASH (USED) BY OPERATING ACTIVITIES	(4,371,867)	(4,543,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,003,662	80,000
Purchase of property and equipment	(9,624)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	994,038	80,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash held as collateral	(125)	—
Proceeds from issuance of convertible notes payable	1,675,000	4,500,000
Settlement receipts from contractual obligation	15,000,000	—
Payment of contractual obligation	(14,000,000)	—
Repayment of debt obligations	(274,875)	(356,722)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,400,000	4,143,278

NET (DECREASE) IN CASH	(977,829)	(320,437)

CASH AT BEGINNING OF PERIOD	1,108,193	1,662,643

CASH AT END OF PERIOD	$130,364	$1,342,206

SUPPLEMENTARY INFORMATION:
Interest paid	$867,442	$423,763
Income taxes paid	$—	$—
Financed equipment purchase	$74,004	$—

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

The accompanying notes are an integral part of these consolidated financial statements.

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows a reporting entity to disclose that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. The use of reasonable estimates have been disclosed in NOTE F of the consolidated financial statements.

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

Account receivables are based on amounts billed to customers. Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principles state an estimate is to be made for an allowance for doubtful accounts. The effect of using the direct write-off method, however, is not materially different from the results that would have been obtained had the allowance method been followed. If we were to have a recorded allowance, the accounts receivable would be stated net the recorded allowance.

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We have $10,135 of restricted cash for collateral related to a corporate credit card program.

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

For the nine-months ended September 30, 2018 and 2017, the weighted average common shares outstanding year-to-date were 8,466,909 and 8,145,689, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Average market price during the period	$7.89	$4.18	$7.05	$3.99
In the money potential common shares from options excluded	14,689	7,763	13,759	7,062
In the money potential common shares from warrants excluded	66,465	18,948	60,084	14,136

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine-Months Ended
Per share exercise price	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Out of the money options excluded:
$12.48	136,833	137,666	136,833	137,666
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158
$34.68	—	73,765	—	73,765
$39.00	—	8,333	—	8,333
$41.16	—	833	—	833
$42.00	—	8,333	—	8,333

Out-of-the-money warrants excluded:
$12.00	50,000	—	50,000	—

Total excluded	266,158	308,255	266,158	308,255

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Potential common shares from unvested restricted stock awards excluded from EPS	132,826	238,921	132,826	238,921

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income (loss)	$(1,309,275)	$(2,251,097)	$(3,695,592)	$(6,367,245)

Numerator, basic and diluted net income (loss) available to stockholders	$(1,309,275)	$(2,251,097)	$(3,695,592)	$(6,367,245)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	8,466,909	8,388,821	8,466,909	8,145,689

Common shares outstanding for basic	8,466,909	8,388,821	8,466,909	8,145,689

Shares used in computation – diluted:
Common shares outstanding for basic	8,466,909	8,388,821	8,466,909	8,145,689

Shares used in computing diluted net income per share	8,466,909	8,388,821	8,466,909	8,145,689

Net (loss) per share – basic	$(0.15)	$(0.27)	$(0.44)	$(0.78)
Net (loss) per share – diluted	$(0.15)	$(0.27)	$(0.44)	$(0.78)

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

NOTE C – ACCOUNTS RECEIVABLE AND OTHER

Our accounts receivable consists of the following:

	September 30, 2018	December 31, 2017
Trade	$37,478	$7,376
Related party	584,937	183,453
Other	44,767	41,551

Total accounts receivable and other	$667,182	$232,380

Monaco and its related affiliates owe us $555,379 and $183,453 for the periods ended September 30, 2018 and December 31, 2017, respectively, for support services and marine services rendered on their behalf. See NOTE D for further information regarding Monaco. During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company in which our Chairman of the Board, Greg Stemm, has a controlling and ownership interest. See NOTE D for further information. At September 30, 2018 and December 31, 2017, the company owed us $29,558 and $0, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

In December 2015, we entered into an asset acquisition agreement with Monaco Financial, LLC (“Monaco”) (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). We had accounts receivable with Monaco and related affiliates at September 30, 2018 of $555,379 and at December 31, 2017 of $183,453. We had general operating payables with Monaco at September 30, 2018 of $261,042 and at December 31, 2017 of $80,320. See NOTE H for further debt commitments between the entities. Based on the economic substance of these business transactions, we consider Monaco Financial, LLC to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. During 2018, we performed marine shipwreck search and recovery services for this related party and recognized year to date revenue of $1.6 million. Until October 2018, we also lease our corporate office space on an annually renewable basis from Monaco at $20,080 per month; however, the building in which we lease this space was sold during October 2018 to a non-affiliate.

During the three-months ended September 30, 2018, we continued to provide services to a deep-sea mineral exploration company that was organized and is majority owned and controlled by Greg Stemm, the Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We will be providing these services subject to a Master Services Agreement which provides for back office services in exchange for a recurring monthly fee as well as other marine related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in the company. For the quarter ended September 30, 2018, we invoiced the company a total of $280,021 for related services. This amount is comprised of $56,035 to be paid in cash and $223,986 which we will have the option to convert to equity in the company. See NOTE C for related accounts receivable at September 30, 2018.

We account for the investments we make in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These legal entities are referred to as “variable interest entities” or “VIEs.”

We would consolidate the results of any such entity in which we determined we had a controlling financial interest. We would have a “controlling financial interest” in such an entity if we had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, we reassess whether we have a controlling financial interest in any investments we have in these legal entities.

We determine whether any of the entities in which we have made investments is a VIE at the start of each new venture and if a reconsideration event has occurred. At this time, we also consider whether we must consolidate a VIE and/or disclose information about its involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.

In 2018, we entered into a transaction with Mr. Stemm’s company to pursue deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined that we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge is recorded. At September 30, 2018, the accumulated expected investment in the entity is $529,882 which is classified as an investment in unconsolidated entity in our consolidated balance sheets. The agreements have not yet been executed nor have we received any equity for our services yet, but the intent is to receive equity as compensation for our services once the agreements have been executed.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc. (“NMI”)

Our current investment in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At September 30, 2018, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred in the 2018 period ended September 30, 2018 and year ended December 31, 2017 to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of September 2018, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

NOTE F - INCOME TAXES

During the nine-month period ended September 30, 2018, we generated a federal net operating loss (“NOL”) carryforward of $1.7 million and generated $5.7 million of foreign NOL carryforwards. As of September 30, 2018, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $163.3 million and net operating loss carryforwards for foreign income tax purposes of approximately $37.5 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2037.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at September 30, 2018. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of September 30, 2018. There was no U.S. income tax expense for the nine months ended September 30, 2018 due to the generation of net operating losses.

The increase in the valuation allowance as of September 30, 2018 is due to the generation of approximately $1.7 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

September 30, 2018	$50,158,228
December 31, 2017	49,235,133

Change in valuation allowance	$923,095

Our estimated annual effective tax rate as of September 30, 2018 is 25.0% while our September 30, 2018 effective tax rate is 0.0% because of the full valuation allowance. We have reflected the income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) in accordance with SAB 118 and have made reasonable estimates related to certain impacts of Tax Reform. As a result, the Company will be subject to a 21.0% U.S. federal tax rate for future years. Even with the federal tax rate being reduced, we do not expect any material changes in income tax expense due to the amount of NOL carryforwards.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. Our 2018 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. Even though we have been able to consistently raise cash in the past, there are no assurances we may be able to do so in the future. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders, which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Although we executed the Stock Purchase Agreement, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at September 30, 2018 is $130,364 which is insufficient to support operations for the following 12 months. We have a working capital deficit at September 30, 2018 of $37.0 million, most of which is convertible into equity. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE H – LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	September 30, 2018	December 31, 2017
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,138,441
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,000,000
Note 6 – MINOSA 2	5,050,000	4,675,000
Note 7 – Monaco 2018	1,099,366	—
Note 8 – Promissory note	20,403	—

	$29,394,770	$27,363,442

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This note has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three-months ended September 30, 2018, interest expense in the amount of $144,455 was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at September 30, 2018.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest was payable on April 15, 2018. This note has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of September 30, 2018 is $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is $0.3 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During the three-months ended September 30, 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three-months ended September 30, 2018 and 2017, interest expense related to the discount in the amount of $0 and $38,791, respectively, was recorded. For the three-months ended September 30, 2018 and 2017, interest expense in the amount of $67,455 and $29,616, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This debt is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at September 30, 2018. The maturity date of this note has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three-months ended September 30, 2018 and 2017, interest expense in the amount of $297,425 and $297,425, respectively, was recorded.

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

	Tranche 3	Tranche 4	Tranche 5
Promissory Note	$ 981,796	$ 939,935	$1,000,000
Beneficial Conversion Feature (“BCF”)*	18,204	60,065	—

Proceeds	$1,000,000	$1,000,000	$1,000,000

A beneficial conversion feature arises when the calculation of the effective conversion price is less than the Company’s stock price on the date of issuance. Tranche 5 did not result in a BCF because the effective conversion price was greater than the company’s stock price on the date of issuance.

The warrants fair values were calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three-months ended September 30, 2018 and 2017, interest expense in the amount of $25,205 and $47,123, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at September 30, 2018 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at September 30, 2018 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three-months ended September 30, 2018 and 2017, interest expense in the amount of $88,219 and $75,616, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, whereas MINOSA will loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At September 30, 2018, the outstanding principal balance, including the Epsilon assignment, is $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three-months ended September 30, 2018, interest expense in the amount of $127,288 was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at September 30, 2018. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three-months ended September 30, 2018, interest expense in the amount of $28,498 was recorded.

Note 8 – Promissory note

On July 12, 2018, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with two individuals (the “Lenders”), one of whom holds in excess of 5.0% of our outstanding common stock. Pursuant to the Purchase Agreement, the Lenders agreed to lend an aggregate of $1,050,000 to us, which was advanced in three tranches on July 12, 2018, $500,000, August 17, 2018, $300,000 and October 4, 2018, $250,000. The indebtedness is evidenced by secured convertible promissory notes (the “Notes”) and bears interest at a rate equal to 8.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Notes and all accrued interest and fees are due and payable on July 12, 2019.

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

In connection with the issuance and sale of the Notes, we issued warrants to purchase common stock (the “Warrants”) to the Lenders. The Lenders may exercise the Warrants to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $12.00 per share. The Warrants are exercisable during the period commencing on the date on which the Notes are converted into shares of our common stock and ending on July 12, 2021.

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

We have accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated the transaction for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”), ASC 815 Derivatives and Hedging (“ASC 815”).

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $800,000 at September 30, 2018. As a result, there was no value allocated to the debt at inception. The debt is being accreted to face value over its term using the effective interest method. For the three months ended September 30, 2018, we recorded $20,403 in interest expense associated with the accretion of the debt discount and the carrying value of the notes at September 30, 2018 was $20,403. Therefore, the book balance of this debt at September 30, 2018 is $20,403 and the actual face value is $1.050 million.

NOTE I – STOCKHOLDERS’ EQUITY (DEFICIT)

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

In conjunction with the Note and Warrant Purchase Agreement related to Note 8 – Operating loan 2018 in NOTE H, we issued warrants to purchase 50,000 shares of common stock in connection with the notes that were issued. These warrants have an expiration date of July 21, 2021. These warrants have an exercise price of $12.00 and are convertible into a comparable amount of our common stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three and nine-month periods ended September 30, 2018 and 2017 as $103,904 and $208,496 and $311,712 and $625,489, respectively.

We did not grant employee stock options in the three-month periods ended September 30, 2018 and 2017. When granted, the weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At September 30, 2018, our uninsured cash balance was $47,946.

We do not currently have any debt obligations with variable interest rates.

NOTE K – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	September 30, 2018	December 31, 2017
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$4,643,750	$4,643,750

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

NOTE L – OTHER DEBT

We currently owe a vendor approximately $0.6 million as a trade payable. This trade payable bears a simple annual interest rate of 12%. As collateral, they were granted a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August of 2018. During the three-months ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. We recorded a gain of approximately $0.9 million from the cash proceeds alone. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor has consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in possession of Magellan we then have a contingent liability to Magellan in the amount of $0.5 million for two of the key assets.

NOTE M – SUBSEQUENT EVENT

On October 31, 2018 we and certain investors entered into a securities purchase agreement pursuant to which we agreed to sell an aggregate of 700,000 shares of our common stock and warrants to purchase up to 700,000 shares of common stock to such investors. The common stock and warrants will be sold in units, with each unit consisting of one share of common stock and a warrant to purchase one shares of common stock. The purchase price for each unit is $7.155.

The warrants have an exercise price of $7.155 per share of common stock and will be exercisable in accordance with their terms at any time on or before the close of business on November 2, 2023.

The net proceeds to us from the registered direct public offering, after deducting placement agent fees and its estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, are expected to be approximately $4.6 million. We agreed to pay the placement agent a fee equal to 8.0% of the gross proceeds of the sale of the units sold by them in the offering. We also agreed to reimburse the placement agent for up to $25,000 of incurred costs by it in connection with this offering.

The transaction closed on November 2, 2018, subject to satisfaction of customary closing conditions.

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

On October 18, 2018 we were notified that SEMARNAT repeated their refusal to issue the environmental approval for the phosphate deposit controlled by ExO in opposition to the unanimous ruling and Court Order issued by Mexico’s Federal Court of Administrative Justice. On October 22, 2018, legal counsel for ExO filed an action before the Court requesting sanctions be imposed upon SEMARNAT and a requirement for SEMARNAT to promptly issue the permit as directed in the Court Order

To move to the next phase of development of the deposit, Odyssey and its subsidiaries need the issuance of this environmental permit. Odyssey and its subsidiary ExO continue to work with our Mexican partners to obtain the necessary environmental permission as noted in the Court’s ruling.

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

Three-months ended September 30, 2018, compared to three-months ended September 30, 2017

Increase/(Decrease)			2018 vs. 2017
(Dollars in millions)	2018	2017	$	%
Total revenues	$0.9	$0.0	$0.9	0%

Marketing, general and administrative	1.4	1.9	(0.5)	27%
Operations and research	1.1	0.6	0.5	73%

Total operating expenses	$2.4	$2.5	$(0.1)	2%

Other income (expense)	$(0.8)	$(0.6)	$(0.1)	22%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.0	$0.9	$0.2	19%

Net income (loss)	$(1.3)	$(2.3)	$0.9	42%

Revenue

Revenue is primarily generated through the sale of marine services either through expedition charters or for the services from our crew and equipment that are on a leased basis.

Total revenue in the current quarter was $0.9 million, a $0.9 million increase over the revenue in the same period a year ago. The revenue generated in each period was a result of performing marine research, search and recovery operations for our customers and related parties. We provided these services to our related party customer Magellan during both of these periods as well as providing marine related services to the deep-sea mineral exploration company owned and controlled by our Chairman of the Board (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.5 million from $1.9 million in 2017 to $1.4 million in 2018 primarily as a result of (i) a reduction of $0.3 million of admiralty legal fees, (ii) a $0.1 million decrease in independent director meeting fees and (iii) a $0.1 million reduction financing fees.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which includes all vessel and charter operations. Operations and research expenses increased by $0.5 million from 2017 to 2018 primarily as a result of the following offsetting items: (i) increases of $0.1 million for our deep-sea mining concession fee, (ii) $0.5 million increase in marine labor directly tied to the incremental revenue and (iii) a $0.1 million decrease related to marine depreciation and insurance.

Other Income and Expense

Other income and expense has generally consisted of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense came in at $0.8 and $0.6 million in net expenses for 2018 and 2017, respectively. This current interest expense primarily relates to our outstanding convertible debt balances, see NOTE H for further details.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2018 or 2017.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the third quarter of 2018 was $1.0 million as compared to $0.9 million in the third quarter of 2017. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Nine-months ended September 30, 2018, compared to nine-months ended September 30, 2017

Increase/(Decrease)			2018 vs. 2017
(Dollars in millions)	2018	2017	$	%
Total revenues	$2.5	$1.2	$1.2	98%

Marketing, general and administrative	4.3	5.2	(0.9)	18%
Operations and research	2.5	2.8	(0.3)	10%

Total operating expenses	$6.8	$8.1	$(1.2)	15%

Other income (expense)	$(2.2)	$(2.0)	$(0.2)	13%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$2.9	$2.4	$0.5	20%

Net income (loss)	$(3.7)	$(6.4)	$2.7	42%

Revenue

Total revenue was $2.5 million, a $1.2 million increase over the revenue in the same period a year ago. This increase was mainly the result of services provided to two customers. The revenue generated in each period was a result of performing marine research, search and recovery operations for our customers and related parties. We provided these services to our related party customer Magellan during both of these periods. During 2018, we began providing these marine related services, mainly land-based, to the deep-sea mineral exploratory company owned and controlled by our Chairman of the Board (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses decreased by $0.9 million from $5.2 million in 2017 to $4.3 million in 2018 primarily as a result of (i) a reduction of $0.3 million of personnel compensation and related expenses which includes share-based compensation and (ii) a $0.2 million decrease in independent director meeting fees and (iii) a decrease of $0.4 million directly related to admiralty legal fees that were expended in 2017.

Operations and research expenses decreased by $0.3 million from 2017 to 2018 primarily as a result of the following offsetting items: (i) increase of $0.2 million for our deep-sea mining concession fee, (ii) an net increase of $0.4 million in marine service operations resulting from a $0.6 million increase in staffing related to the incremental revenue and a reduction of $0.2 million marine equipment rental and, (iii) a gain of $0.9 million from the sale of certain marine equipment.

Other Income and Expense

Other income and expense has generally consisted of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense came in as a net expense $2.2 and $2.0 million for 2018 and 2017, respectively. These amounts are comprised mainly of interest expense relating to our outstanding convertible debt balances, see NOTE H for further details.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2018 or 2017.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first nine months of 2018 was $2.9 million as compared to $2.4 million in the first nine months of 2017. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

	Nine-Months Ended
(In thousands)	September 2018	September 2017
Summary of Cash Flows:
Net cash used by operating activities	$(4,372)	$(4,544)
Net cash provided by investing activities	994	80
Net cash provided by financing activities	2,400	4,143

Net (decrease) increase in cash and cash equivalents	$(978)	$(321)
Beginning cash and cash equivalents	1,108	1,663

Ending cash and cash equivalents	$130	$1,342

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2018 was $4.4 million, a decrease of $0.1 million compared to the same period in 2017. This net cash used by operating activities reflects a net loss before non-controlling interest of $(6.6) million offset in part by non-cash items of $(0.7) million which primarily include depreciation and amortization of $0.3 million and share-based compensation of $0.2 million and a gain on sale of marine equipment of $0.9 million as well as a noncash use of $0.5 million for an investment in an unconsolidated entity. Other operating activity changes resulted in an increase in working capital of $2.8 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2018 comprised the $2.8 million.

Cash flows provided by investing activities for the first nine months of 2018 were $1.0 million compared to $0.1 million for the same period in 2017. 2018 includes a payment of $1.0 million from Magellan for the purchase of certain marine assets, see NOTE L.

Cash flows provided by financing activities for the first nine months of 2018 were $2.4 million. During this period, we borrowed the final tranche of $0.4 million from MINOSA, $0.5 million from SMOM and $1.0 million from Monaco and an operating loan of $0.8 million from an investor (see NOTE H). This cash inflow was partially offset by repayment of debt obligations of $0.3 million. Cash flows provided by financing activities for the same period of 2017 were $4.1 million which were partially offset by repayment of debt obligations of $0.4 million.

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2018, we had cash and cash equivalents of $0.1 million, a decrease of $1.0 million from the December 31, 2017 balance of $1.1 million. This decrease was primarily the net result of cash flows associated with the year-to-date operating net cash used that is partially offset by the Monaco loan of $1.0 million, SMOM loan of $0.5 million, MINOSA loan of $0.4 million, promissory note of $0.8 million and repayment of debt obligations of $0.3 million (NOTE H) and the $1.0 million marine asset purchase payment from Magellan (NOTE L).

Financial debt of the company, excluding the derivative or beneficial conversion feature components of such debt, increased by $2.8 million in the first nine months of 2018, from a balance of $27.4 million at December 31, 2017 to a balance of $30.2 million at September 30, 2018. This is due to the Monaco loan of $1.1 million, the SMOM loan of $0.5 million, the final tranche of debt provided by MINOSA in the amount of $0.4 million and an operating loan of $0.8 million from an investor. All of which are discussed above in the Discussion of Cash Flows.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at September 30, 2018 was $14.75 million.

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

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at September 30, 2018 is $1.0 million.

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

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At September 30, 2018, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase

Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount which is being amortized over the life of the loan.

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

Promissory Note

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds. As a result, there was no value allocated to the debt at inception. The debt is being accreted to face value over its term using the effective interest method.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”) equity financing transaction approved by our stockholders on June 9, 2015. Our 2018 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. One or more of the planned opportunities for raising cash may not be realized to the extent needed which may require us to curtail our desired business plan until we generate additional cash. Even though we have been able to consistently raise cash in the past, there are no assurances we may be able to do so in the future. On March 11, 2015, we entered into a Stock Purchase Agreement with MINOSA and Penelope, an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders, which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.) See NOTE H for further detail on MINOSA related debt. Although we executed the Stock Purchase Agreement, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. We pledged the majority of our remaining assets to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. Our consolidated non-restricted cash balance at September 30, 2018 is $130,364 which is insufficient to support operations for the following 12 months. We have a working capital deficit at September 30, 2018 of $37.0 million, most of which is convertible into equity. Therefore, the factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows a reporting entity to disclose that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. The use of reasonable estimates have been disclosed in NOTE F of the consolidated financial statements

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 13, 2018	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)