Form 10-K
period 2018-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2019-04-01
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 7.9 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2018 was approximately $65.3 million. As of March 8, 2019, the Registrant had 9,222,199 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 3, 2019.

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

In 2010, we began to leverage our core business expertise and technology for deep-ocean mineral exploration. Our expeditions conducted for Neptune Minerals, Inc. and Chatham Rock Phosphate, Ltd. resulted in the assessment of significant mineral deposits. We are also developing and exploring our own deep-ocean mineral projects. Through our majority stake in Oceanica Resources S. de. R.L., a Panamanian company (“Oceanica”), we control Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a Mexican company that has exclusive mining permits for a significant phosphate deposit. Our team performed all of the off-shore exploration to find and validate the mineralized phosphate deposit and is managing the environmental studies and environmental permit application process with ExO. This phosphate deposit is one of the largest to be identified, is expected to be important to the regional and international fertilizer markets, and is strategically important to Mexico and North America. To move to the next phase of development of the deposit, Odyssey’s subsidiaries are managing the legal and political process to gain approval of the Environmental Impact Application (“EIA”).

In addition to our ownership stake in the ExO phosphate deposit, we also own a controlling interest in one other mineral project and a non-controlling interest in three other mineral companies controlling mineral deposits. We are also developing new mineral projects around the world.

We have extensive experience discovering shipwreck sites in the deep ocean and conducting archaeological excavations with remotely operated vehicles (“ROVs”). We have worked on historically important shipwreck projects including the SS Republic, HMS Victory (1744), the SS Central America and La Marquis de Tourny. Odyssey also has considerable experience conducting cargo recovery operations from 20th century shipwrecks in the deep ocean. Between 2012 and 2013, we recovered over 110 tons of silver cargo, representing 99% of the insured cargo, from the SS Gairsoppa, which was located nearly three miles deep. This was one of the largest and heaviest recoveries from a shipwreck in history.

Deep-Ocean Mineral Exploration

Our mineral exploration and development program leverages the 20+ years’ experience we have mapping the ocean floor in search of shipwrecks. The technology and team have been seamlessly applied to successfully locate mineral deposits on the ocean floor worldwide. Our expert team boasts some of the industry’s most experienced ocean explorers and geologists utilizing an extensive array of advanced deep-ocean technology resulting in the cost-efficient exploration and assessment of seabed minerals.

Our capabilities allow us to perform precision geophysical and geotechnical surveys, detailed mapping, sampling, environmental assessments and resource evaluations. The company’s capabilities also include a full suite of strategic and administrative functions that support identification of new resources, the scientific services required to validate and quantify mineral resources as well as process and analyze the environmental data for permitting. Through strategic alliances and partnerships Odyssey also develops extraction and commercial programs. This collective suite of capabilities gives the company the ability to develop subsea mineral resources from blue-ocean concepts through to extraction and commercial sales. This enables the company to rapidly drive resource targets and assets up the valuation chain.

We offer exploration services, including geophysical and geotechnical assessments of seabed mineral deposits as well as those mentioned above, to companies, including our subsidiaries and companies in which we hold an equity position, as a resource development partner. When performing mineral exploration services, we may receive payments in the form of cash for services, equity interests in the contracting company, or financial interests in the tenement.

There are many economically significant types of seabed mineral deposits being evaluated or explored by Odyssey. Three primary types are:

Phosphorites – Phosphorite deposits are mineral occurrences that are recovered primarily for their phosphate material. Phosphorites may be present on the seabed or in the stratigraphic column. Phosphate is an agriculturally important mineral used primarily for crop fertilization, though a variety of uses exist for phosphate and phosphorus, the significant elements in phosphate. Phosphorites exist in a wide range of depositional environments. Several factors contribute to the formation of phosphorites, including a supply of phosphorus, present or pre-existing complex oceanographic circulation patterns, and a proper sedimentological setting. Generally, phosphorites are targeted on continental shelves and slopes, though phosphorites do occur on oceanic seabed features such as guyots (flat-topped seamounts).

Polymetallic nodules – These nodular concretions are found on the seabed and consist of concentric layers of iron and manganese hydroxides. Nodules generally consist primarily of either manganese or iron. Manganese nodules can contain up to 30% manganese as well as other valuable metals and minerals including cobalt, copper and rare earths. Polymetallic nodules are found at the seabed interface in oceans worldwide. Nodules must exhibit proper metal content and exist in sufficient concentration to be of potential economic interest. Polymetallic nodules are found around the world in abyssal plains at depths generally ranging from 4,000 – 5,000 meters.

Seafloor Massive Sulphides (SMS) – SMS deposits are found on the ocean floor and contain copper, zinc, gold, silver and other metals. SMS deposits are found in areas of active or complex tectonic or volcanogenic activity, such as near oceanic spreading centers (such as the Mid-Atlantic Ridge and East Pacific Rise), back-arc basins (such as the Manus Basin in Papua New Guinea waters) and submarine arc volcanic chains (such as Kermadec Arc in New Zealand waters). SMS deposit targets are generally distantly adjacent and away from active venting systems in largely biologically benign environments.

Deep-Ocean Shipwreck Exploration

During the past 20 years, we amassed a large private database and research library of target shipwrecks, developed and acquired proprietary deep-ocean equipment and tools, and built a team of knowledgeable experts to execute off-shore projects. Over that time, we conducted shipwreck search and cargo recovery work on our own behalf and under contract to third parties. On December 10, 2015, we sold the shipwreck database and research library to an affiliate of Monaco Financial LLC’s, Magellan, while still retaining our equipment, tools, and specialized offshore team members. As part of this transaction with Monaco, Magellan agreed to exclusively hire Odyssey on a “cost plus” basis for any shipwreck search and recovery projects conducted through 2020 with the option to extend the contract. Magellan will also pay us 21.25% of the net proceeds from any monetization of recovered cargo.

We have extensive experience and abilities in key functional areas required for success in the shipwreck business, such as research, conservation, documentation and exhibit of rare artifacts and publication of archaeological excavation. We conduct these services under contract to Monaco’s affiliate and other companies for their projects as well.

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

Operational Projects and Status

We have numerous deep-ocean projects in various stages of development around the world. To protect the targets of our planned operations, in some cases we may defer disclosing specific information relating to our projects until we have located a shipwreck or other potentially valuable sources of interest and determined a course of action to protect property rights. With respect to mineral deposits, SEC Industry Guide 7 outlines the Securities and Commission’s basic mining disclosure policy and what information may be disclosed in public filings. The SEC has adopted amendments to the property disclosure requirements for mining registrants that must by complied with for the full fiscal year beginning after January 1, 2021. With respect to shipwrecks, the identity of the ship may be undeterminable and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable. If work is conducted on behalf of a client, release of information may be limited by the client. Although Odyssey has a variety of projects in various stages of development, only projects with material operational activity in the past 12 months are included below.

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

On October 18, 2018 we were notified that SEMARNAT repeated their refusal to issue the environmental approval for the phosphate deposit controlled by ExO in opposition to the unanimous ruling and Court Order issued by Mexico’s Federal Court of Administrative Justice. On October 22, 2018, legal counsel for ExO filed an action before the Court requesting sanctions be imposed upon SEMARNAT and a requirement for SEMARNAT to promptly issue the permit as directed in the Court Order.

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

An option to purchase an additional 1.0 million shares was exercised by Mako on December 30, 2013 for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in 2014 and 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us to purchase Oceanica shares from us at a pre-defined price (See NOTE H). This loan was amended in December 2015 and again in March 2016, extending the maturity date of the loan to April 1, 2018 and allowing Monaco to retain the call option on the $10 million worth of Oceanica shares held by Odyssey until April 1, 2018. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and matured December 31, 2017, coupled with other stipulations, see NOTE H in ITEM 8 for further information.

Shipwreck Exploration Projects

Odyssey began conducting offshore services for our shipwreck business partner, Magellan Limited, in 2016. In 2017 the search and inspection phase of a major shipwreck project covering multiple valuable targets was successfully completed. We currently are providing a range of marine-related services to Magellan in support of this and other projects.

Other Projects

Odyssey offers its marine exploration services to third-party companies. This may be for mineral exploration, environmental studies, shipwreck search and recovery, subsea surveys, and other off-shore work requiring specialized vessels, equipment and personnel.

Legal and Political Issues

Odyssey works with several leading international maritime lawyers and policy experts to constantly monitor international legal initiatives that might affect our projects.

To the extent that we engage in mineral exploration or shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, Odyssey works to comply with verifiable applicable regulations and treaties.

We believe there will be increased interest in the protection of underwater cultural heritage and in the recovery of subsea minerals throughout the oceans of the world. We are uniquely qualified to provide governments and international agencies with knowledge and skills to help manage these resources.

Related to mineral exploration, we will evaluate the political climate and specific legal requirements of any areas in which we are working. We may partner with third parties who have unique industry experience in specific geographical areas to assist with navigation of the regulatory landscape.

Competition

Odyssey conducts mineral exploration on both shallow and deep-sea terrains. There are several companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining, including Nautilus Minerals (NUS.TO), Neptune Minerals, Deep Green Resources, Inc. and Chatham Rock Phosphate, Ltd. (CRP.NZ) as well as countries that are exploring options to mine deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by Odyssey or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These companies generally service the oil, gas and telecom industries with survey capabilities. We view these companies as potential strategic partners or services providers for our projects.

Cost of Environmental Compliance

With the exception of marine operations, our general business operations do not expose us to environmental risks or hazards. We carry insurance that provides a layer of protection in the event of an environmental exposure resulting from the operation of vessels we may utilize. The cost of such coverage is not material on an annual basis. Our seabed mineral business is currently in the exploration and validation phase and has thus not exposed us to any significant environmental risks or hazards, other than those which are standard to basic marine operations.

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2019 are listed below.

Mark D. Gordon (age 58) has served as Chief Executive Officer since October 1, 2014, as President since October 2007 and was appointed to the Board of Directors in January 2008. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Jay A. Nudi, CPA (age 55) has served as Chief Financial Officer since June 2017, as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi previously assumed the additional responsibilities of Interim Chief Financial Officer on June 8, 2016 and of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004).

John D. Longley, Jr. (age 52) has served as Chief Operating Officer since October 1, 2014. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006.

Laura L. Barton (age 56) was appointed as Executive Vice President and Director of Communications in June 2012 and formerly served at Vice President and Director of Corporate Communications from November 2007 to June 2012. She was appointed Corporate Secretary in June 2015. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Employees

As of December 31, 2018, we had 17 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.

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

An investment in Odyssey is extremely speculative and of exceptionally high risk. With respect to mineral exploration projects, there are uncertainties with respect to the quality and quantity of the material and their economic feasibility, the price we can obtain for the sale of the deposit or the ore extracted from the deposit, the granting of the necessary permits to operate, environmental safety, technology for extraction and processing, distribution of the eventual ore product, and funding of necessary equipment and facilities. In projects where Odyssey takes a minority ownership position in the company holding the mining rights, there may be uncertainty as to that company’s ability to move the project forward. With respect to our shipwreck projects, although we may be able to plan and obtain permits for our projects, there is a possibility that the shipwrecks may have already been salvaged or may not be found, or may not have had anything valuable on board at the time of the sinking. Even if objects of value are located and recovered, there is the possibility that the recovery cost will exceed the value of the objects recovered or that others, including both private parties and governmental entities, will assert conflicting claims and challenge our rights to the recovered objects. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing title to them, there are no assurances as to the value that such objects will bring at their sale, as the market for such objects is uncertain, and there could be an extended sales cycle to convert the cargo into cash. Since December 2015, the majority of our work on shipwreck projects has been performed as a contractor to another party, which limits the potential upside for us on such projects. The contracting party may encounter many of the same risks listed above with respect to obtaining permits, retaining ownership of any recovered cargo, and monetizing the cargo. As a contractor, we are also dependent on the contracting party’s ability to commence the project in a timely manner and to pay our invoices.

The research and data we use may not be reliable.

The success of a mineral or shipwreck project is dependent to a substantial degree upon the research and data we or the contracting party have obtained. By its very nature, research and data regarding mineral deposits and shipwrecks can be imprecise, incomplete, outdated, and unreliable. For mineral exploration, data is collected based on a sampling technique and available data may not be representative of the entire ore body or tenement area. In the case of shipwrecks, it is often composed of or affected by numerous assumptions, rumors, legends, historical and scientific inaccuracies and misinterpretations which have become a part of such research and data over time. Prior to conducting off-shore exploration, we typically conduct on-shore research. There is no guarantee that the models and research conducted on-shore will be representative of actual results on the seafloor. Off-shore exploration typically requires significant expenditures, with no guarantee that the results will be useful or financially rewarding.

Operations may be affected by natural hazards.

Underwater exploration and recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct search and recovery operations during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay search and recovery operations. Seabed mineral extraction work may be subject to interruptions resulting from storms that adversely affect the extraction operations or the ports of delivery.

We may be unable to establish our rights to resources or items we discover or recover.

Persons and entities other than Odyssey and entities we are affiliated with (both private and governmental) may claim title to the shipwrecks and/or valuable cargo that we may recover. Even if we are successful in locating and recovering shipwrecks and/or valuable cargo, we or our client may not be able to establish necessary rights to property recovered if challenged by governmental entities, prior owners, or other attempted salvors claiming an interest therein. In such an event we may not receive our share of anticipated proceeds although we would still be paid for our work when conducting operations for a client. We may discover potentially valuable seabed mineral deposits, but we may be unable to get title to the deposits or get the necessary governmental permits to commercially extract the minerals. Mineral deposits and shipwrecks may be in controlled waters where the policies and laws of a certain government may change abruptly, thereby adversely affecting our ability to operate in those zones.

The market for any objects or minerals we recover is uncertain.

Even if valuable items can be located and recovered in the future, it is difficult to predict the price that might be realized for such items. The value of certain recovered items will fluctuate with the precious metals market, which has been highly volatile in past years. In addition, the entrance on the market of a large supply of minerals or similar items from shipwrecks located and recovered by others could depress the market. During the time between the date a mineral deposit is discovered and the date the first extracted minerals are sold, world and local prices for the mineral may fluctuate drastically and thereby change the economics of the mineral project.

We could experience delays in the disposition or sale of minerals or recovered objects.

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

We may be unable to get permission to conduct exploration, excavation, or extraction operations.

It is possible we will not be successful in obtaining the necessary permits to conduct exploration or excavation and extraction operations. In addition, permits we obtain may be revoked or not honored by the entities that issued them. In addition, certain governments may develop new permit requirements that could delay new operations or interrupt existing operations.

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

Our ability to generate cash inflows is dependent upon our ability to recover and monetize large quantities of minerals or mineral rights or shipwrecks and cargo or to charter or lease marine exploration vessels or equipment on favorable terms. However, we cannot guarantee that the sales and other cash sources will generate sufficient cash inflows to meet our overall cash requirements. If cash inflows are not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so in the future.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $5.2 million in 2018, $7.8 million in 2017 and $6.3 million in 2016. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

We employ state-of-the-art technology including side-scan sonar, magnetometers, ROVs, and other advanced science and technology to perform seabed mineral exploration and to locate and recover shipwrecks at depths previously unreachable in an economically feasible manner. Although we try to maintain back-ups on critical equipment and components, equipment failures may require us to delay or suspend operations. Also, while we endeavor to keep marine equipment in excellent working condition and current with all available upgrades, technological advances in new equipment may provide superior efficiencies compared to the capabilities of our existing equipment, and this could require us to purchase new equipment which would require additional capital.

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

Some of our equipment or assets could be seized or we may be forced to sell certain assets

We have pledged certain assets, such as equipment and shares of subsidiaries, as collateral under our loan agreements. Some suppliers have the ability to seize some of our assets if we do not make timely payments for the services, supplies, or equipment that they have provided to us. If we were unable to make payments on these obligations, the lender or supplier may seize the asset or force the sale of the asset. The loss of such assets could adversely affect our operations. The sale of the asset may be done in a manner and under circumstances that do not provide the highest cash value for the sale of the asset.

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

Failure by the company to maintain compliance with the above-mentioned and other NASDAQ continued listing requirements may lead to the delisting of the company from the NASDAQ Capital Market. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-

counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

We maintain our offices in Tampa, Florida where we lease approximately 12,000 square feet of office space. This corporate office space is located in a building that we previously owned. We previously leased our corporate office space from Monaco Financial, LLC, a related party, for $20,080 per month, however, Monaco sold the building in October 2018. The new landlord assumed our current lease without revision. We currently do not own any buildings or land. We believe our current leased facility is sufficient for our foreseeable needs.

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

	Price
	High	Low
Quarter Ended
March 31, 2017	$5.79	$3.25
June 30, 2017	$4.56	$2.98
September 30, 2017	$5.00	$3.39
December 31, 2017	$4.82	$3.17
Quarter Ended
March 31, 2018	$13.75	$3.44
June 30, 2018	$11.75	$6.66
September 30, 2018	$9.87	$6.44
December 31, 2018	$8.65	$3.16

Approximate Number of Holders of Common Stock

The number of record holders of our common stock at January 25, 2019 was approximately 170. This does not include stockholders that hold their stock in accounts included in street name with broker/dealers which approximates 8,600 stockholders.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2018.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2018.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2018	2017	2016	2015	2014
Results of Operations
Revenue	$3,276	$1,248	$4,683	$5,330	$1,323
Net income (loss)	(5,172)	(7,759)	(6,316)	(18,207)	(26,473)
Earnings (loss) per share – basic	(0.60)	(0.95)	(0.84)	(2.46)	(3.74)
Earnings (loss) per share – diluted	(0.60)	(0.95)	(0.84)	(2.46)	(3.74)
Cash dividends per share	—	—	—	—	—

Financial Position
Assets	$5,473	$2,972	$5,084	$6,913	$25,090
Long-term obligations	4,644	7,644	8,979	3,141	11,808
Shareholder’s equity (deficit)	(41,197)	(37,983)	(31,103)	(25,549)	(10,404)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2018, 2017 and 2016, all of which included a twelve-month period ended December 31.

2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
(Dollars in millions)	2018	2017	$	%
Total revenue	$3.3	$1.2	$2.0	162%

Marketing, general and administrative	5.7	6.2	(0.5)	8%
Operations and research	3.7	3.4	0.3	7%

Total operating expenses	$9.3	$9.6	$(0.3)	3%

Other income (expense)	$(3.0)	$(2.7)	$0.3	14%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$3.9	$3.3	$0.7	21%

Net income (loss)	$(5.2)	$(7.8)	$(2.5)	33%

Revenue

Current revenue is generated from chartering or leasing marine exploration equipment, vessel or services. Total revenues increased by $2.0 million in 2018 as compared to 2017. The $2.0 million increase is comprised of a $1.0 million increase in continuation marine recovery work for Magellan and $1.0 million of new revenue with CIC, LLC related to mineral services. See NOTE J for further CIC related party information.

Cost and Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased from $6.2 million in 2017 to $5.7 million in 2018. The decrease of $0.5 million was primarily due to (i) a net decrease of $0.2 million in personnel expenses attributable to regular, incentive and share-based compensation, (ii) a decrease of $0.4 million in admiralty legal support and (iii) a $0.1 million increase in our management related insurance policy.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine Operations, which include all vessel and charter operations. For 2018, Operations and research expenses were $3.7 million compared to $3.4 million for the same period in 2017. The variance of $0.3 million was primarily due to (i) a $1.0 million increase, which is offset by the additional revenue, in marine services costs which include technical crew costs as well as other marine operational costs such as equipment rental, fuel, port fees and consumables, (ii) a decrease of $0.2 million in general operations support services overhead which includes insurances, depreciation, travel and professional services, (iii) a net gain of $0.7 million on the sale of certain marine assets and (iv) a $0.2 million increase attributable to mineral support services for a client which is offset by the additional revenue.

Other Income or Expense

Other income and expense has generally consisted of interest expense and derivative fair value accounting associated with certain of our convertible instruments. Other income and expense increased from an expense of $2.7 million in 2017 to an expense of $3.0 million in 2018, an increase of $0.3 million which primarily resulted from an increase of $0.4 million in interest expense due to new debt and the application of a default interest rate on two of our loans offset by $0.1 million of interest earned related to the HMS Sussex deposit. See NOTE H for related debt details.

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2018, 2017 or 2016.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment for 2018 was $3.9 million as compared to $3.3 million for 2017. The administrative support has been ongoing in support of the legal process in obtaining the environmental application for our Mexican subsidiary. This increase was mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

(Dollars in thousands)	2018	2017
Summary of Cash Flows:
Net cash (used) by operating activities	$(6,471)	$(5,851)
Net cash provided by investing activities	994	80
Net cash provided by financing activities	7,156	5,216

Net increase (decrease) in cash and cash equivalents	$1,679	$(555)
Beginning cash and cash equivalents	1,108	1,663

Ending cash and cash equivalents	$2,787	$1,108

Discussion of Cash Flows

Net cash used by operating activities in 2018 was $6.5 million, an increase of $0.6 million compared to 2017. The 2018 operating cash flows primarily reflected a net loss before non-controlling interest of $9.1 million offset by non-cash items of $0.1 million which include share-based compensation of $0.3 million, depreciation and amortization of $0.5 million, interest accretion of $0.1 million and an investment in an unconsolidated entity of $(0.8) million. Included in this reconciliation of cash flows from operations is a gain on sale of equipment for $(0.9) million. Other working capital changes (including non-current assets) resulted in an increase in working capital of $3.5 million. This is primarily a result of a $1.6 million increase in accrued expense, $0.5 million decrease accounts payable, $0.8 million decrease in accounts receivable and $0.1 million decrease in other assets. The change in accrued expenses is mainly due to the increase of accrued interest on our financial debt.

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

Cash flows from investing activities in 2018 were $1.0 million as the result of the sale of marine equipment.

Cash flows from investing activities in 2017 were $0.1 million as the result of the sale of marine equipment.

In 2018, we borrowed the final tranche of $0.4 million from MINOSA, $0.5 million from SMOM and $1.0 million from Monaco and an operating loan of $1.1 million from an investor (see NOTE H). This cash inflow was partially offset by repayment of debt obligations of $0.3 million. During the fourth quarter of 2018, we issued new equity in an equity offering netting the Company $4.6 million.

Cash flows provided by financing activities in 2017 were $5.2 million. During this period, we borrowed $3.0 million from SMOM (see NOTE H) and $2.6 million from MINOSA (See NOTE H). The $5.6 million of new debt was offset in part by $0.4 million of payments on financing arrangements.

General Discussion 2018

At December 31, 2018, we had cash and cash equivalents of $2.8 million, an increase of $1.7 million from the December 31, 2017 balance of $1.1 million. This increase was mainly attributable to the $0.9 million gain on sale of marine equipment, $1.9 million of new debt financings and $4.6 million received from the issuance of new common shares offset by cash used by operations of $6.5 million.

Financial debt of the company, excluding the derivative or beneficial conversion feature components of such debt, increased by $3.0 million in 2018, from a balance of $27.4 million at December 31, 2017 to a balance of $30.4 million at December 31, 2018. This is due to the Monaco loan of $1.0 million, the final tranche of debt provided by MINOSA in the amount of $0.4 million, $0.5 million from SMOM and $1.1 million from a new investor, all of which are discussed above in the Discussion of Cash Flows (see NOTE H).

During the fourth quarter of 2018, we entered into a securities purchase agreement with certain investors pursuant to which we sold an aggregate of 700,000 shares of our common and warrants to purchase up to 700,000 shares of common stock to such investors. The proceeds received from this transaction were approximately $4.6 million (see NOTE L).

Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, even when the ruling of the Superior Court of the Federal Court of Administrative Justice in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned. The process is expected to conclude in 2019.

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

Cost and Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased from $7.9 million in 2016 to $6.2 million in 2017. The decrease of $1.8 million was primarily due to (i) a decrease of $1.9 million in personnel expenses resulting from regular, incentive and share-based compensation, (ii) an increase of $0.4 million in admiralty legal support and (iii) a $0.2 million reduction in general corporate overhead supportive expenses.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine Operations, which include all vessel and charter operations. For 2017, Operations and research expenses were $3.4 million compared to $8.3 million for the same period in 2016. The variance of $4.8 million was primarily due to (i) a $4.3 million reduction of marine services costs which include technical crew costs as well as other marine operational costs such as equipment rental, fuel, port fees and consumables and (ii) a decrease of $0.5 million in general operations support services overhead which includes insurances, depreciation, travel and professional services. 2016 included the full-time operations of our vessel, the Odyssey Explorer, which was sold in mid-2016. The 2016 $1.0 million gain on the sale of marine assets was due to the sale of the Odyssey Explorer and one other marine asset.

Other Income or Expense

Other income and expense has generally consisted of interest expense and derivative fair value accounting associated with certain of our convertible instruments. Other income and expense decreased from an income of $1.5 million in 2016 to an expense of $2.7 million 2017, a decrease of $4.1 million which primarily resulted from (i) 2016 included $3.4 million of fair value derivative income from accounting mainly related to the Monaco loans which is not in 2017, (ii) 2016 included $0.4 of from the MINOSA Call Option which is not in 2017 and (iii) an increase of $0.3 million of interest expense due to accretion of a beneficial conversion feature bifurcated from the Epsilon and Monaco notes and an increase in Epsilon debt principal and other financings. See NOTE H for related debt details.

Income Taxes and Non-Controlling Interest

We did not incur any income taxes in 2017, 2016 or 2015.

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

Liquidity and Capital Resources

(Dollars in thousands)	2017	2016
Summary of Cash Flows:
Net cash (used) by operating activities	$(5,851)	$(8,305)
Net cash provided by investing activities	80	70
Net cash provided by financing activities	5,216	7,656

Net (decrease) in cash and cash equivalents	$(555)	$(579)
Beginning cash and cash equivalents	1,663	2,242

Ending cash and cash equivalents	$1,108	$1,663

Discussion of Cash Flows

Net cash used by operating activities in 2017 was $5.9 million, or an improvement of $2.4 million compared to 2016. The 2017 operating cash flows primarily reflected a net loss before non-controlling interest of $11.0 million offset by non-cash items of $2.0 million which include share-based compensation of $0.8 million, depreciation and amortization of $0.8 million, and other items, which includes, interest accretion, and other, for $0.4 million. Other working capital changes (including non-current assets) resulted in an increase in working capital of $3.2 million. This is primarily a result of a $1.9 million increase in accrued expense, $1.0 million increase accounts payable, $0.2 million increase in accounts receivable and $0.1 million increase in other assets. The change in accrued expenses was mainly due to the increase of accrued interest on our financial debt.

Net cash used by operating activities in 2016 was $8.3 million, or an improvement of $8.9 million compared to 2015, primarily as a result of an improvement in the net result before adjustment for the non-controlling interest. The 2016 operating cash flows primarily reflected a net loss before non-controlling interest of $9.1 million offset by non-cash items of $1.2 million which include share-based compensation of $1.7 million, depreciation and amortization of $1.1 million, change in derivative fair values of ($3.4 million), non-cash gain on sale marine equipment of ($1.0 million) and other items, which includes, interest accretion, prior year director fees settled with equity and other, for $0.4 million. Other working capital changes (including non-current assets) resulted in an increase in working capital of $2.0 million. This is primarily a result of a $2.3 million increase in accrued expense offset by a net decrease in other items of ($0.3 million). The change in accrued expenses was mainly due to the increase of accrued interest on our financial debt.

Cash flows from investing activities in 2017 were $0.1 million as the result of the sale of marine equipment.

Cash flows from investing activities in 2016 were $0.1 million as the result of the sale of our vessel, Odyssey Explorer, offset mainly by purchases of marine equipment.

Cash flows provided by financing activities in 2017 were $5.2 million. During this period, we borrowed $3.0 million from SMOM (see NOTE H) and $2.6 million from MINOSA (See NOTE H). The $5.6 million of new debt was offset in part by $0.4 million of payments on financing arrangements.

Cash flows provided by financing activities in 2016 were $7.7 million. During this period, we borrowed $6.0 million from Epsilon (see NOTE H) and $1.8 million from Monaco (See NOTE H). The $7.8 million of new debt was offset in part by $0.1 million of payments on financing arrangements.

General Discussion 2017

At December 31, 2017, we had cash and cash equivalents of $1.1 million, a decrease of $0.6 million from the December 31, 2016 balance of $1.6 million. This decrease was mainly attributable to the $5.9 million change in cash used in operations offset with a net increase in debt financing of $5.3 million.

On May 4, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM Limited (“SMOM”). Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million in convertible promissory notes. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet. We received advances of $3.0 million under this agreement of which we received $750,000 in February 2017 and $2,250,000 in April 2017. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement. The holder has the option to convert any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V., which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50.0% of the equity interest, but the amount of debt and interest accumulated to be converted is insufficient to acquire the entire 50% equity interest, the Holder must pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. See NOTE H for further information.

On August 10, 2017, Odyssey Marine Exploration, Inc. (“Odyssey”) and Odyssey Marine Enterprises, Ltd., an indirect, wholly owned subsidiary of Odyssey (“OME”), entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with Minera del Norte S.A. de C.V. (“Minosa”). Pursuant to the Minosa Purchase Agreement, Minosa loaned $750,000 to OME and will consider lending up to an additional $2.25 million to OME. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Minosa Note and all accrued interest and fees are due and payable upon written demand by Minosa; provided, that Minosa agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. Odyssey unconditionally and irrevocably guaranteed all of OME’s obligations under the Minosa Purchase Agreement and the Minosa Note. Minosa has the right to convert all amounts outstanding under the Minosa Note into shares of Odyssey common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to Odyssey at the conversion price of $4.41 per share. See below and NOTE H for further information.

Since SEMARNAT initially declined to approve the Don Diego environmental permit application in April 2016, we have been supporting the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned. The process was expected to be concluded in 2018.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at December 31, 2018 was $14.75 million.

The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. The Oceanica Call option expired on March 11, 2016 without being executed or extended. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to our phosphate deposit project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) March 30, 2016; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016 the agreements with MINOSA and Penelope were further amended and extended the maturity date of the loan to March 18, 2017(see NOTE H). The August 10, 2017 Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, and that is at least 60 days subsequent to written notice that Minosa intends to demand payment. We have not received any notice the creditor intends to demand payment. See the August 10, 2017 Minosa Purchase Agreement disclosure below. During December 2017 MINOSA transferred this debt to its parent company.

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

Other loans

Promissory Note

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at December 31, 2018 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V., which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder must pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended (See NOTE H for further information).

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At December 31, 2018, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA transferred this debt to its parent company.

The Minosa Purchase Agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount which is being amortized over the life of the loan.

As previously reported, Epsilon loaned us an aggregate of $6.0 million pursuant to an amended and restated convertible promissory note, dated as of March 18, 2016, as further amended and restated on October 1, 2016 (the “Epsilon Note”). Since then, Epsilon has assigned $2.0 million of the indebtedness under the Epsilon Note to MINOSA. Along with Epsilon, we entered into a second amended and restated convertible promissory note (the “Second AR Epsilon Note”), which further amends and restates the Epsilon Note. The stated principal amount of the Second AR Epsilon Note is $1.0 million (which reflects the outstanding principal balance remaining after giving effect to Epsilon’s (x) previous assignment of $2.0 million of the indebtedness under the Epsilon Note to MINOSA and (y) conversion of $3.0 million of the indebtedness under the Epsilon Note into shares of our common stock). The Second AR Epsilon Note further provides that the outstanding principal balance under the Second AR Epsilon Note and all accrued interest and fees are due and payable upon written demand by Epsilon; provided, that Epsilon agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Second AR Epsilon Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment.

Upon the closing of the Minosa Purchase Agreement, MINOSA and Penelope Mining LLC, an affiliate of Minosa (“Penelope”), executed and delivered a Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement (the “Second AR Waiver”). Pursuant to the Second AR Waiver, Minosa and Penelope consented to the transactions contemplated by the Minosa Purchase Agreement and waived any breach of any representation or warranty and violation of any covenant in the Stock Purchase Agreement, dated as of March 11, 2015, as amended April 10, 2015 (the “SPA”), by and among us, Minosa, and Penelope, arising out of the Company’s execution and delivery of the Minosa Purchase Agreement and the consummation of the transactions contemplated thereby. Pursuant to the Second AR Waiver, we also waived, and agreed not to exercise our right to terminate the SPA pursuant to Section 8.1(c)(ii) thereto, both (a) until after the earlier of (i) July 1, 2018, (ii) the date that MINOSA fails, refuses, or declines to fund (or otherwise does not fund) any subsequent loan under the Minosa Purchase Agreement and (iii) demand is made for repayment of all or any part of the indebtedness outstanding under the Minosa Note, the Second AR Epsilon Note, or the Promissory Note, dated as of March 11, 2015, as amended (the “SPA Note”), in the principal amount of $14.75 million that was issued by us to MINOSA under the SPA, and (b) unless on or prior to such termination, the Notes are paid in full.

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

Our 2019 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.)

Our consolidated non-restricted cash balance at December 31, 2018 was $2.8 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at December 31, 2018 of $37.4 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $5.4 million at December 31, 2018 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2018.

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

Long-Lived Assets

As of December 31, 2018, we had approximately $0.1 million of net property and equipment and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2018. As required by the ASC topic for Accounting for Income Taxes, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $52.7 million has been recorded as of December 31, 2018.

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

Derivative Financial Instruments

From time to time, we may enter into a financial instrument that may contain a derivative. In evaluating fair value of derivative financial instruments, there are numerous assumptions which management must make that may influence the valuation of the derivatives that would be included in the financial statements.

Contractual Obligations

At December 31, 2018, the Company did not have any contractual obligations that extended beyond 12 months. In January 2016, we entered into a three-year operating lease for our headquarter offices with Monaco Financial, LLC, a related party. During October 2018, Monaco sold the building and the new owner has assumed the lease under the same terms. This operating lease is cancellable upon nine months notice.

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

Internal Controls over Financial Reporting

Management’s report on our internal controls over financial reporting can be found in the financial statement section of this report. There have been no significant changes in the Company’s internal controls over financial reporting as of December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 26, 2019, our Board of Directors (the “Board”) adopted the 2019 Stock Incentive Plan (the “Plan”), subject to stockholder approval. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. “The Plan” will be submitted to our stockholders for approval at the 2019 Annual Meeting of Stockholders. Up to 800,000 shares may be issued pursuant to awards under “The Plan”, of which any number may be used for stock options, restricted stock, restricted stock units, or stock appreciation rights. Eligible recipients consist of employees of the Company or any subsidiary who hold a position that is important to the success of the Company, members of the Board, and consultants or advisors who are eligible to receive shares that are registered on SEC Form S-8.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 3, 2019.

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

The information required by this Item is hereby incorporated by reference to the information under the heading “Executive Compensation and Related Information” in the Proxy Statement.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, 2017, and 2016, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, 2017, and 2016, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company has incurred significant losses and they may be unsuccessful in raising the necessary capital to fund operations and capital expenditures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tampa, Florida

March 11, 2019

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,786,832	$1,108,193
Restricted cash	10,135	10,010
Accounts receivable and other, net	789,421	232,380
Other current assets	1,016,136	495,527

Total current assets	4,602,524	1,846,110

PROPERTY AND EQUIPMENT
Equipment and office fixtures	11,033,536	16,738,898
Accumulated depreciation	(10,915,557)	(16,145,082)

Total property and equipment	117,979	593,816

NON-CURRENT ASSETS
Investment in unconsolidated entity	752,667	—
Other non-current assets	—	532,500

Total non-current assets	752,667	532,500

Total assets	$5,473,170	$2,972,426

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,772,423	$2,396,835
Accrued expenses	9,804,546	6,551,335
Loans payable	29,448,988	24,363,442

Total current liabilities	42,025,957	33,311,612

LONG-TERM LIABILITIES
Loans payable	—	3,000,000
Deferred income and revenue participation rights	4,643,750	4,643,750

Total long-term liabilities	4,643,750	7,643,750

Total liabilities	46,669,707	40,955,362

Commitments and contingencies (NOTE O)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 9,222,199 and 8,466,909 issued and outstanding	922	847
Additional paid-in capital	217,993,953	212,103,344
Accumulated (deficit)	(239,882,346)	(234,709,910)

Total stockholders’ equity/(deficit) before non-controlling interest	(21,887,471)	(22,605,719)
Non-controlling interest	(19,309,066)	(15,377,217)

Total stockholders’ equity/(deficit)	(41,196,537)	(37,982,936)

Total liabilities and stockholders’ equity/(deficit)	$5,473,170	$2,972,426

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2018	12 Month Period Ended December 31, 2017	12 Month Period Ended December 31, 2016
REVENUE
Recovered cargo sales and other	$835,756	$11,854	$7,057
Expedition	2,439,997	1,236,623	4,675,978

Total revenue	3,275,753	1,248,477	4,683,035

OPERATING EXPENSES
Operations and research	3,688,560	3,438,389	8,267,401
Gain on sale of marine assets	—	—	(992,595)
Marketing, general and administrative	5,654,409	6,167,181	7,959,122

Total operating expenses	9,342,969	9,605,570	15,233,928

LOSS FROM OPERATIONS	(6,067,216)	(8,357,093)	(10,550,893)
OTHER INCOME OR (EXPENSE)
Interest income	56,408	112	—
Interest expense	(3,142,280)	(2,727,235)	(2,396,994)
Change in derivative liabilities fair value	—	—	3,402,416
Other	48,803	63,074	467,396

Total other income or (expense)	(3,037,069)	(2,664,049)	1,472,818

LOSS BEFORE INCOME TAXES	(9,104,285)	(11,021,142)	(9,078,075)
Income tax benefit (provision)	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(9,104,285)	(11,021,142)	(9,078,075)
Non-controlling interest	3,931,849	3,261,670	2,762,054

NET (LOSS)	$(5,172,436)	$(7,759,472)	$(6,316,021)

LOSS PER SHARE
Basic and diluted	$(0.60)	$(0.95)	$(0.84)
Weighted average number of common shares outstanding
Basic and diluted	8,583,795	8,209,539	7,564,082

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2018	12 Month Period Ended December 31, 2017	12 Month Period Ended December 31, 2016
Preferred Stock – Shares
At beginning of year	—	—	—
Preferred stock converted to common	—	—	—

At end of year	—	—	—

Common Stock – Shares
At beginning of year	8,466,909	7,718,366	7,541,111
Common stock issued for cash	700,000	—	—
Common stock issued for settlement of senior convertible notes	—	670,455	—
Common stock issued for services	55,290	78,088	177,255

At end of year	9,222,199	8,466,909	7,718,366

Preferred Stock
At beginning of year	$—	$—	$—
Preferred stock converted to common	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$847	$772	$754
Common stock issued for cash	70	—	—
Common stock issued for settlement of senior convertible notes	—	67	—
Common stock issued for services	5	8	18

At end of year	$922	$847	$772

Paid-in Capital
At beginning of year	$212,103,344	$207,962,346	$204,438,148
Common stock issued for settlement of senior convertible notes	—	3,352,207	—
Common stock issued for services	—	—	354,155
Share-based compensation	278,941	725,866	1,662,969
Fair value of warrants attached convertible debt	303,812	—	303,712
Beneficial conversion feature on convertible debt	746,187	62,925	630,519
Net gain on debt extinguishment	—	—	572,843
Common stock issued for cash, net	4,561,669	—	—

At end of year	$217,993,953	$212,103,344	$207,962,346

Accumulated Deficit
At beginning of year	$(234,709,910)	$(226,950,438)	$(220,634,417)
Net (loss)	(5,172,436)	(7,759,472)	(6,316,021)

At end of year	$(239,882,346)	$(234,709,910)	$(226,950,438)

Non-controlling Interest
At beginning of year	$(15,377,217)	$(12,115,547)	$(9,353,493)
Net (loss)	(3,931,849)	(3,261,670)	(2,762,054)

At end of year	(19,309,066)	(15,377,217)	(12,115,547)

Total stockholders’ equity/(deficit)	$(41,196,537)	$(37,982,936)	$(31,102,867)

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2018	12 Month Period Ended December 31, 2017	12 Month Period Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before non-controlling interest	$(9,104,285)	$(11,021,142)	$(9,078,075)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Note payable interest accretion	111,180	384,060	272,826
Senior convertible debt interest settled with common stock issuance	—	302,274	—
Share-based compensation	278,947	725,875	1,662,978
Depreciation and amortization	453,466	760,766	1,063,267
Accounts receivable – reserve	—	—	29,932
Director fees settled with equity instruments	—	—	176,664
Fair value of warrants attached to convertible debt	—	—	303,712
Change in derivatives liabilities fair value	—	—	(3,402,416)
Financed lender fees	—	50,000	50,000
Investment in unconsolidated entity	(752,667)	—	—
Gain on sale of equipment	(897,664)	(289,328)	(992,595)
Deferred revenue	—	—	(383,148)
(Increase) decrease in:
Accounts receivable	(578,156)	241,426	297,837
Other assets	11,891	113,922	(204,380)
Increase (decrease) in:
Accounts payable	496,068	999,488	(329,864)
Accrued expenses and other	3,528,805	1,881,977	2,228,070

NET CASH (USED) IN OPERATING ACTIVITIES	(6,452,415)	(5,850,682)	(8,305,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	1,003,662	80,000	200,000
Purchase of property and equipment	(9,624)	—	(129,684)

NET CASH PROVIDED BY INVESTING ACTIVITIES	994,038	80,000	70,316

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loan payable	1,925,000	5,625,000	7,825,000
Restricted cash held as collateral	(125)	—	(10,000)
Settlement receipts from contractual obligation	15,000,000	—	—
Payment of contractual obligation	(14,000,000)	—	—
Proceeds from sale of common stock	4,561,739	—	—
Repayment of loan and debt obligations	(349,598)	(408,768)	(158,798)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,137,016	5,216,232	7,656,202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,678,639	(554,450)	(578,674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,108,193	1,662,643	2,241,317

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,786,832	$1,108,193	$1,662,643

SUPPLEMENTARY INFORMATION:
Interest paid	$1,247,337	$622,055	$893,502
Income taxes paid	$—	$—	$—
NON-CASH TRANSACTIONS:
Accrued and director fees compensation paid by equity instruments	$—	$—	$177,500
Accounts payables settled as non-cash consideration for the sale of equipment	$—	$—	$890,598
Asset received as non-cash consideration for the sale of other property and equipment	$—	$—	$350,000

Summary of Significant Non-Cash Transactions

During the three months ended March 31, 2018, we converted $1.0 million of amounts advanced related to the contractual obligation settlement to a loan with Monaco Financial, LLC. During April 2018 the parties agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan, see NOTE H

During the second quarter 2017, we sold a marine vessel to a related party, Monaco Financial, LLC, for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000, see NOTE E and NOTE H. During this same period, Epsilon Acquisitions LLC converted $3,050,000 plus accrued interest of $302,274 into 670,455 of our common shares, see NOTE H.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. Based on management’s current understanding of this standard along with the underlying substance of our operations, management believes it will not have a material impact on our financial statements.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows a reporting entity to disclose that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. The use of reasonable estimates, when needed, have been disclosed in NOTE M of the consolidated financial statements.

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

The smaller vessel we received as consideration when we sold our Odyssey Explorer was sold in May 2017 to a related party to which we are indebted credited us $650,000 towards the indebtedness owed by us as consideration for their acquisition of this vessel. The amount capitalized for this asset was $416,329.

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

At December 31, 2018, 2017 and 2016 the weighted average common shares outstanding were 8,583,795, 8,209,539 and 7,564,082, respectively. For the periods ending December 31, 2018, 2017 and 2016 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2018	2017	2016
Average market price during the period	$6.81	$3.98	$3.46
In the money potential common shares from options excluded	13,450	7,023	4,979
In the money potential common shares from warrants excluded	50,640	13,869	—

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

Per share exercise price	2018	2017	2016
Out of the money options excluded:
$ 3.59	—	—	7,521
$12.48	136,833	137,666	137,666
$12.84	4,167	4,167	4,167
$26.40	75,158	75,158	75,158
$34.68	—	—	73,765
$39.00	—	8,333	8,333
$41.16	—	—	833
$42.00	—	—	8,333
$46.80	—	—	1,667

Out-of-the-money warrants excluded:
$ 3.52	—	—	120,000
$ 7.16	700,000	—	—
$12.00	60,625	—	—

Total excluded	981,783	225,324	437,443

Potential common shares from outstanding Convertible Preferred Stock calculated per the if-converted basis having an anti-dilutive effect on diluted earnings per share were excluded from potential common shares as follows:

	2018	2017	2016
Excluded Convertible Preferred Stock	—	—	—

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2018	2017	2016
Excluded unvested restricted stock awards	41,667	132,826	113,889

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2018	12 Month Period Ended December 31, 2017	12 Month Period Ended December 31, 2016
Net loss	$(5,172,436)	$(7,759,472)	$(6,316,021)
Cumulative dividends on Series G Preferred Stock	—	—	—

Numerator, basic and diluted net loss available to stockholders	$(5,172,436)	$(7,759,472)	$(6,316,021)

	12 Month Period Ended December 31, 2018	12 Month Period Ended December 31, 2017	12 Month Period Ended December 31, 2016
Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	8,583,795	8,209,539	7,564,082

Shares used in computation – diluted:
Weighted average common shares outstanding	8,583,795	8,209,539	7,564,082

Net loss per share – basic and diluted	$(0.60)	$(0.95)	$(0.84)

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

Stock-based Compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation (See NOTE L).

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

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At December 31, 2018 and 2017, our uninsured cash balance was approximately $2.6 million and $0.8 million, respectively.

We do not have any outstanding loans that bear variable interest rates thus we do not have any corresponding interest rate risk.

NOTE C – ACCOUNTS RECEIVABLE AND OTHER, NET

Our accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017
Trade	$9,466	$7,376
Related party	664,596	183,453
Other	115,359	41,551

Accounts receivable, net	$789,421	$232,380

Monaco and its related affiliates owe us $612,498 and $183,453 for the periods ended December 31, 2018 and 2017, respectively, for support services and marine services rendered on their behalf. See NOTE J for further information regarding Monaco. During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company in which our Chairman of the Board, Greg Stemm, has a controlling and ownership interest. See NOTE J for further information. At December 31, 2018 and 2017, respectively, the company owed us $52,098 and $0, respectively.

NOTE D – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	December 31, 2018	December 31, 2017
Prepaid expenses	$478,560	$471,686
Project deposit	532,500	—
Deposits	5,076	23,841

Total other current assets	$1,016,136	$495,527

For the period ended December 31, 2018, prepaid expenses consisted of $388,137 for directors and officer’s insurance, $40,119 for marine insurance, $38,674 of professional services and $11,630 of other insurances. The Project deposit pertains to the HMS Sussex project, see NOTE F for details. The deposit balance is on account for professional services. For the period ended December 31, 2017, prepaid expenses consisted of $316,795 for directors and officer’s insurance, $67,447 for marine insurance, $75,784 of professional services and $11,660 of other insurances. The deposit balance is on account for professional services. All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2018	December 31, 2017
Computers and peripherals	1,021,844	1,278,461
Furniture and office equipment	1,907,116	2,625,028
Marine equipment	8,104,576	12,835,409

	11,033,536	16,738,898
Less: Accumulated depreciation	(10,915,557)	(16,145,082)

Property and equipment, net	$117,979	$593,816

During 2018, we sold marine assets with an approximate gross cost of $4.6 million and an approximate net book value of $0.1 million to a Monaco related company for $1.0 million cash and assumed debt. During 2017, we sold this marine vessel to a related party, Monaco Financial, LLC, for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000, see NOTE H. During 2016, we sold marine operational assets for a gain of $992,595 of which $792,595 is non-cash. The non-cash gain portion is a result of receiving the in-kind asset earlier noted and the relief of trade related debt. The gain of $992,595 is included in Gain on sale of marine assets in our Consolidated Statement of Income in the relevant period.

NOTE F – OTHER NON-CURRENT ASSETS

Other long-term assets consist of the following:

	December 31, 2018	December 31, 2017
Deposits	$—	$532,500

Total other long-term assets	$—	$532,500

Deposits for the year ended December 31, 2017 include $432,500 on account with the United Kingdom’s Ministry of Defense relating to the expense deposits for HMS Sussex and $100,000 deposit to fund conservation and documentation of any artifacts recovered. Theses HMS Sussex deposits of $532,500 are refundable in their entirety, net of approved Ministry of Defense related expenses. In January 2019, the United Kingdom’s Ministry of Defense returned the deposit, including interest, in the amount of $588,965. For the year ended December 31, 2018, this amount is disclosed in Other current assets.

NOTE G – INVESTMENT IN UNCONSOLIDATED ENTITY

Neptune Minerals, Inc. (NMI)

Our current investment in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 2018, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred in the calendar years of 2017 and 2018 to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of December 31, 2018, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

CIC, LLC

In 2018, we entered into a transaction with a company controlled by Greg Stemm, the Chairman of the Board for Odyssey (See NOTE J for related parties). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined that we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At December 31, 2018, the accumulated expected investment in the entity is $752,667 which is classified as an investment in unconsolidated entity in our consolidated balance sheets. The agreements were executed in January 2019 which is when we received our equity units for our services rendered.

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

We determine whether any of the entities in which we have made investments is a VIE at the start of each new venture and if a reconsideration event has occurred. At such times, we also consider whether we must consolidate a VIE and/or disclose information about our involvement in a VIE. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.

NOTE H – LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following:

	December 31, 2018	December 31, 2017
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,138,441
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,000,000
Note 6 – MINOSA 2	5,050,000	4,675,000
Note 7 – Monaco 2018	1,099,366	—
Note 8 – Promissory note	74,621	—

	$29,448,988	$27,363,442

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the twelve months ended December 31, 2018 and 2017, accrued interest in the amount of $507,741 and $308,800, respectively, was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at December 31, 2018 and 2017.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest was payable on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of December 31, 2018 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is $0.3 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the twelve-months ended December 31, 2018 and 2017, interest expense related to the discount in the amount of $0 and $252,940, respectively, was recorded. For the twelve months ended December 31, 2018 and 2017, accrued interest in the amount of $224,846 and $134,527, respectively, was recorded.

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

*ASC 470-20-25-13 provides that if a convertible debt instrument is issued at a substantial premium, there is a presumption that such premium represents paid in capital. Since the total face amount of the new loans is $2,800,000, we conclude that the $817,858 was substantial and recorded that premium to additional paid-in capital.

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

*The difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC 470-50-40-2 indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain upon extinguishment was recognized in additional paid in capital.

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at December 31, 2018. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the twelve months ended December 31, 2018 and 2017, accrued interest in the amount of $1,180,000 and $1,180,000, respectively, was recorded.

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

Based on the previous conclusions, we allocated the cash proceeds first to the debt at its present value using a market rate of 15%, which is management’s estimate of a market rate loan for the Company, with the residual allocated to the Oceanica Call Option, as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5	Total
Promissory Note	$1,932,759	$5,826,341	$2,924,172	$1,960,089	$1,723,492	$14,366,853
Deferred Income (Oceanica Call Option)	67,241	173,659	75,828	39,911	26,509	383,148

Proceeds	$2,000,000	$6,000,000	$3,000,000	$2,000,000	$1,750,001	$14,750,001

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

The Warrant’s fair value was calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the Warrant totaled $303,712. Since the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the twelve months ended December 31, 2018 and 2017, accrued interest in the amount of $99,998 and $299,294, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at December 31, 2018 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at December 31, 2018 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the twelve months ended December 31, 2018 and 2017, accrued interest in the amount of $330,822 and $204,863, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At December 31, 2018, the outstanding principal balance, including the Epsilon assignment, is $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the twelve months ended December 31, 2018 and 2017, accrued interest in the amount of $504,075 and $142,110, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at December 31, 2018. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the twelve months ended December 31, 2018 and 2017, accrued interest in the amount of $79,539 and $0, respectively, was recorded.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt is being accreted to face value over its term using the effective interest method. For the twelve months ended December 31, 2018, we recorded $74,621 in interest expense associated with the accretion of the debt discount and the carrying value of the notes at December 31, 2018 was $74,621. Therefore, the book balance of this debt at December 31, 2018 is $74,621 and the actual face value is $1.05 million. For the twelve months ended December 31, 2018 and 2017, accrued interest in the amount of $33,284 and $0, respectively, was recorded.

Long-Term Obligation Maturities:

We do not have any long-term obligations that mature beyond 12 months from December 31, 2018. 2019 is the third year of our three year corporate headquarter operating lease. We entered into the operating lease with Monaco Financial, LLC, a related party; however, the building in which we lease this space was sold during October 2018 to a non-affiliate. The operating lease automatically renews and is cancellable with a nine-month notice.

NOTE I – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2018	2017
Compensation and incentives	$2,567,732	$1,871,071
Professional services	400,367	329,640
Interest	6,508,621	4,056,337
Accrued insurance obligations	309,826	249,247
Other operating	18,000	45,040

Total accrued expenses	$9,804,546	$6,551,335

Professional fees are mainly attributable to legal fees and related and other professional services in support of operations. Included in Professional fees are $230,500 of fees earned by Greg Stemm, former chief executive office and current chairman of the board, in accordance to his consulting service agreement executed in 2015. These fees are to be paid out monthly over 2019 and beyond. Mr. Stemm has an additional $80,509 of fees due in accounts payable at December 31, 2018. These fees will be remitted at a mutually agreeable time in the future. Compensation and incentives includes $1.8 million accrued incentive awards for the company employees for 2017 and prior and $0.8 million for 2018. However, the Board of Directors will only approve incentives to be paid when and if there is sufficient excess cash above and beyond normal operating requirements. Other operating expenses contain general items due resulting from general operations. Accrued interest is due to several lenders per debt agreements described in NOTE H.

NOTE J – RELATED PARTY TRANSACTIONS

On December 9, 2002, a Georgia limited liability company acquired rights from an unrelated third party through a foreclosure sale to receive 5% of post-finance cost proceeds, if any, from shipwrecks that we may recover within a predefined search area of the Mediterranean Sea. The shipwreck we believe to be HMS Sussex is located within this search area. Two of our officers and directors at the time owned a 58% interest in the limited liability company until they sold their interests to an unrelated third party in 2005. If, at any time, Odyssey is forced to cancel or abandon the project due to political interference, the former officers may be required to buy back their interests.

Based on the economic substance of our business transactions with Monaco Financial, LLC, we consider Monaco to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. We had accounts receivable with Monaco and related affiliates at December 31, 2018 of $612,498 and at December 31, 2017 of $183,453. We had general operating payables with Monaco at December 31, 2018 of $233,855 and at December 31, 2017 of $200,801. See NOTE H for further debt arrangements between the entities. During 2018, we performed marine shipwreck search and recovery services for this related party and recognized year to date revenue of $2.2 million. Until October 2018, we leased our corporate office space on an annually renewable basis from Monaco at $20,080 per month; however, the building in which we lease this space was sold during October 2018 to a non-affiliate.

During 2018, we provided services to a deep-sea mineral exploration company, CIC, LLC, that was organized and is majority owned and controlled by Greg Stemm, the Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We will be providing these services subject to a Master Services Agreement which provides for back office services in exchange for a recurring monthly fee as well as other mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in the company. For the year ended December 31, 2018, we invoiced the company a total of $954,764 of which $731,746 was for back office technical and support services. This amount is comprised of $202,097 to be paid in cash and $752,667 which shall be deemed as consideration for equity units in the company. We have the option to accept equity in lieu of the amount expected to be paid in cash. See NOTE C for related accounts receivable at December 31, 2018 and NOTE G for our investment in an unconsolidated entity.

NOTE K – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following for the respective year end:

	December 31, 2018	December 31, 2017
“Cambridge” project	$825,000	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250

Total revenue participation rights	$4,643,750	$4,643,750

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

NOTE L – STOCKHOLDERS’ EQUITY/(DEFICIT)

Common Stock

On October 31, 2018, we sold in the aggregate 700,000 shares of our common stock and warrants to purchase up to 700,000 shares of our common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one shares of common stock. The purchase price for each unit is $7.155. The warrants have an exercise price of $7.155 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on November 2, 2023.

In April 2017, Epsilon converted $3.3 million of their principal and accrued interest into 670,455 shares of our common stock at a conversion price of $5.00. See NOTE H for further information.

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

Stock-Based Compensation

We have two stock incentive plans. The first is the 2005 Stock Incentive Plan that expired in August 2015. After the expiration of this plan, equity instruments cannot be granted but this plan will continue in effect until all outstanding awards have been exercised in full or are no longer exercisable and all equity instruments have vested or been forfeited.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the periods ended December 31, 2018, 2017 and 2016 was $415,615, $833,985 and $1,778,461, respectively.

We did not grant stock options to employees in 2018. We did grant options to two outside directors in 2016 for their quarterly fees related to the last three quarters of the year. The weighted average estimated fair value of stock options granted during the fiscal years ended December 31, 2018, 2017 and 2016 were $0.00, $0.00 and $1.75, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Risk-free interest rate	—	—	1.29 - 2.25%
Expected volatility of common stock	—	—	80.87 - 82.69%
Dividend yield	—	—	0%
Expected life of options	—	—	8.2 years

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	375,283	$32.04
Granted	22,493	$2.74
Exercised	—	$—
Cancelled	(65,361)	$32.82

Outstanding at December 31, 2016	332,415	$21.55
Granted	—	$—
Exercised	—	$—
Cancelled	(84,598)	$35.59

Outstanding at December 31, 2017	247,817	$16.76
Granted	—	$—
Exercised	—	$—
Cancelled	(9,166)	$36.52

Outstanding at December 31, 2018	238,651	$15.95

Options exercisable at December 31, 2016	300,751	$22.30

Options exercisable at December 31, 2017	247,817	$16.76

Options exercisable at December 31, 2018	238,651	$15.95

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2018, 2017 and 2016 were $15,564, $0 and $16,633, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2018, 2017 and 2016 were $15,564, $0 and $16,633, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2018, 2017 and 2016 are $0, $0 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of options vested during the fiscal years ended December 31, 2018, 2017 and 2016 was $0, $231,952 and $828,497, respectively.

As of December 31, 2018, there was no remaining amount of unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. Therefore, there is no cost to be recognized over any future weighted average periods.

The following table summarizes information about stock options outstanding at December 31, 2018:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$26.40 - $26.40	75,158	5.00	$26.40
$12.48 - $12.84	141,000	6.00	$12.48
$2.02 - $3.59	22,493	7.65	$2.74

	238,651	5.84	$15.95

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2018 and changes during the year ended December 31, 2018 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	132,826	$5.90
Granted	—	$—
Vested	(91,159)	$3.55
Cancelled	—	$—

Unvested at December 31, 2018	41,667	$11.04

The fair value of restricted stock awards vested during the years ended December 31, 2018, 2017 and 2016 was $323,614, $408,466 and $715,406, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2018, 2017 and 2016 is $460,000, $500,754 and $817,110, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2018, 2017 and 2016 were nil, nil and $3.54, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2018, 2017 and 2016 are 0.8, 1.0 and 2.0 years, respectively. As of December 31, 2018, there was a total of $69,000 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2018:

Common Stock Warrants	Exercise Price	Termination Date
120,000	$3.52	10/01/2021
65,625	$12.00	07/12/2021
700,000	7.16	11/02/2023

885,625

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

Each participant in the Cuota Plans will be entitled to be paid the value of such participant’s CARs upon the occurrence of a “payment event.” As used in the Cuota Plans, payment events consist of a change in control of the Company or the date specified in the applicable award agreement and, in the case of the Key Employee Plan, a separation of service without cause and the participant’s continuous employment with the Company until the date specified in the applicable award agreement. The value of CARs liability will be based upon the difference between the basis in the cuotas of Oceanica on the date of the award of the CARs, which is $3.00, and the fair value of the cuotas on the date used for the payment event, in each case as determined by the Board in accordance with the provisions of the Cuota Plans. The fair value of the cuota as of October 31, 2018 is $1.53.

The following is an analysis of activity in the CARs balances as of December 31, 2018:

	Number of CARs
	Key Employee Plan	Nonemployee Director Plan
Unvested at December 31, 2017	229,076	—
Granted	406,384	278,000
Vested	(249,880)	(278,000)
Cancelled	—	—

Unvested at December 31, 2018	385,580	—

At December 31, 2018, there was no liability or associated compensation cost associated with these CARs. At December 31, 2018, there were 364,420 vested CARs outstanding and there were no excercisable CARs outstanding related to the Key Employee Plan. The CARs in the Nonemployee Director Plan are utilized as compensation for services, therefore these CARs vest upon grant. At December 31, 2018, the Nonemployee Director Plan had 500,000 CARs vested and outstanding. Since there is not a readily available market that would value the cuota, we use the services of an outside professional and independent valuation firm to determine the fair value of the Cuota.

NOTE M – INCOME TAXES

As of December 31, 2018, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $167,402,048 and net operating loss carryforwards for foreign income tax purposes of approximately $39,589,337. The federal NOL carryforwards from 2005 forward will expire in various years beginning 2025 and ending through the year 2037. From 2025 through 2027, approximately $43 million of the NOL will expire, and from 2028 through 2036, approximately $116 million of the NOL will expire. The NOL generated in 2018 of approximately $8M will be carried forward indefinitely.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$48,404,432
Capital loss carryforward	147,552
Accrued expenses	559,096
Reserve for Dorado accounts receivable	287,335
Start-up costs	7,042
Excess of book over tax depreciation	707,044
Stock option and restricted stock award expense	1,331,067
Investment in unconsolidated entities	1,387,970
Less: valuation allowance	(52,684,059)

$147,479

Deferred tax liability:
Property and equipment basis	$43,155
Prepaid expenses	104,324

$147,479

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2018. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of December 31, 2018.

The change in the valuation allowance is as follows:

December 31, 2018	$52,684,059
December 31, 2017	49,235,133

Change in valuation allowance	$3,448,926

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law. The Company has adjusted its deferred tax assets, deferred tax liabilities, and valuation allowance at December 31, 2017 to reflect the Act’s reduction of corporate income tax rates.

The federal and state income tax provision (benefit) is summarized as follows for the years ended:

	December 31, 2018	December 31, 2017	December 31, 2016
Expected (benefit)	$(1,923,757)	$(3,718,058)	$(2,186,550)
Effects of:
State income taxes net of federal benefits	(92,707)	(110,667)	(65,082)
Nondeductible expense	29,670	711,679	(1,083,185)
Change in valuation allowance	3,765,560	28,258,724	4,189,828
Foreign Rate Differential	(1,778,766)	(1,097,681)	(855,011)
Change in Deferred Taxes due to enacted changes in tax law	—	(24,043,997)	—

	$—	$—	$—

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

The earliest tax year still subject to examination by a major taxing jurisdiction is 2015.

NOTE N – MAJOR CUSTOMERS

For the fiscal year ended December 31, 2018, we had two customers that accounted for 97.0% of our total revenue. During the fiscal year ended December 31, 2017, we had one customer that accounted for 99.0% of our total revenue.

NOTE O – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the “Seattle” and the “Cambridge” (“HMS Sussex”) projects and have recorded $887,500 as Deferred Income from Revenue Participation Rights (See NOTE K). We are contingently liable to share the future revenue of these projects only if revenue is derived from these specific projects. During January 2019, the United Kingdom’s Ministry of Defense finalized the unilateral cancellation of the HMS Sussex agreement due to force majeure.

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

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any project of Galt’s choosing. This amount has been bifurcated equally between the SS Gairsoppa and HMS Victory projects. The SS Gairsoppa has been paid in full. See NOTE K for further detail.

Legal Proceedings

The Company may be subject to a variety of other claims and lawsuits that arise from time to time in the ordinary course of business. We are currently not a party to any pending litigation.

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

Our 2019 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financings.)

Our consolidated non-restricted cash balance at December 31, 2018 was $2.8 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at December 31, 2018 of $37.4 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $5.4 million at December 31, 2018 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE P – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2018 and 2017. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2018 Quarter Ending
	March 31	June 30	September 30	December 31
Revenue – net	$511,735	$1,073,479	$886,327	$804,212
Gross profit	511,735	1,073,479	886,327	804,212
Net income (loss)	(1,744,762)	(641,557)	(1,309,275)	(1,476,842)
Basic and diluted net income per share	$(0.21)	$(0.08)	$(0.15)	$(0.16)

	Fiscal Year Ended December 31, 2017 Quarter Ending
	March 31	June 30	September 30	December 31
Revenue – net	$649,353	$587,270	$11,854	$—
Gross profit	649,353	587,270	11,854	—
Net income (loss)	(2,199,263)	(1,916,885)	(2,251,097)	(1,392,227)
Basic and diluted net income per share	$(0.28)	$(0.23)	$(0.27)	$(0.17)

NOTE Q – OTHER DEBT

We currently owe a vendor approximately $0.6 million as a trade payable. This trade payable bears a simple annual interest rate of 12%. As collateral, they were granted a primary lien on certain items of our marine equipment. The carrying value of this equipment is zero. This agreement matured in August of 2018. During the three-months ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. We recorded a gain of approximately $0.9 million from the cash proceeds alone. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor has consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in possession of Magellan we then have a contingent liability to Magellan in the amount of $0.5 million for two of the key assets.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2016, 2017 and 2018

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Inventory reserve
2016	—	—	—	—	—
2017	—	—	—	—	—
2018	—	—	—	—	—
Accounts receivable reserve
2016	2,315,797	—	29,932	—	2,345,729
2017	2,345,729	—	—	(2,345,729)	—
2018	—	—	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: April 1, 2019	By:	/s/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ MARK D. GORDON Mark D. Gordon	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2019

/s/ John D. Longley John D. Longley	Chief Operating Officer	April 1, 2019

/s/ JAY A. NUDI Jay A. Nudi	Chief Financial Officer (Principal Financial Officer)	April 1, 2019

/s/ Gregory P. Stemm Gregory P. Stemm	Chairman of the Board	April 1, 2019

/s/ John C. Abbott John C. Abbott	Director	April 1, 2019

/s/ James S. Pignatelli James S. Pignatelli	Director	April 1, 2019

/s/ JON D. SAWYER Jon D. Sawyer	Director	April 1, 2019

/s/ Mark B. Justh Mark B. Justh	Lead Director	April 1, 2019

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 24, 2006)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.6	Certificate of Withdrawal filed with the Nevada Secretary of State on June 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed July 6, 2016)

3.7	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed November 2, 2018)

10.1	Partnering Agreement Memorandum Concerning the Shipwreck of HMS Sussex, dated September 27, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2002)

10.2*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.3	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.4*	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.5**	Loan Agreement dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.6**	Promissory Note dated August 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.7*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

10.8	Stock Purchase Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 13, 2015)

10.9	Promissory Note dated March 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 13, 2015)

10.10	Pledge Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 13, 2015)

10.11	Amendment No. 1 to Stock Purchase Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 15, 2015)

10.12	Amendment No. 1 to Promissory Note dated April 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 15, 2015)

10.13	Amendment No. 1 to Pledge Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 15, 2015)

10.14	Amendment No. 2 to Promissory Note dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2015)

10.15	Promissory Note dated October 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2015)

Exhibit Number	Description

10.16	Acquisition Agreement dated December 10, 2015 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.17	Amendment to Promissory Notes dated December 10, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.18	Amendment No. 3 to Promissory Note dated December 15, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated March 18, 2016)

10.19	Consulting Agreement dated December 10, 2015, between the Company and Gregory P. Stemm (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.20	Convertible Promissory Note dated March 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2016)

10.21	Loan and Security Agreement dated April 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 21, 2016)

10.22	Convertible Promissory Note dated April 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 21, 2016)

10.23	Amended and Restated Note Purchase Agreement dated October 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 6, 2016)

10.24	Common Stock Purchase Warrant dated October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 6, 2016)

10.25	Note Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 15, 2017)

10.26	Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 15, 2017)

10.27	Second Amended and Restated Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed August 15, 2017)

10.28	Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed August 15, 2017)

10.29	Loan and Security Agreement and First Amendment to Loan Agreement dated April 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 26, 2018)

10.30	Promissory Note dated April 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 26, 2018)

10.31	Amended and Restated Loan and Security Agreement dated April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed April 26, 2018)

10.32	Amended and Restated Convertible Promissory Note dated April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed April 26, 2018)

10.33	Note and Warrant Purchase Agreement dated July 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 18, 2018)

10.34	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 18, 2018)

10.35	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed July 18, 2018)

10.36	First Amendment to Note and Warrant Purchase Agreement dated October 4, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed October 9, 2018)

10.37	2019 Stock Incentive Plan dated March 26, 2019 (Filed herewith electronically)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ferlita, Walsh, Gonzalez & Rodriguez, P.A., Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

Exhibit Number	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	XBRL Interactive Data File

*	Management contract or compensatory plan.
**	Portions of these exhibits have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.