Form 10-Q
period 2019-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2019-05-15
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	OMEX	NASDAQ Capital Market

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of May 3, 2019 was 9,222,199.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,218,116	$2,786,832
Restricted cash	10,135	10,135
Accounts receivable and other, net	758,491	789,421
Other current assets	545,846	1,016,136

Total current assets	2,532,588	4,602,524

PROPERTY AND EQUIPMENT
Equipment and office fixtures	10,859,409	11,033,536
Accumulated depreciation	(10,808,027)	(10,915,557)

Total property and equipment	51,382	117,979

NON-CURRENT ASSETS
Investment in unconsolidated entity	973,159	752,667

Total non-current assets	973,159	752,667

Total assets	$3,557,129	$5,473,170

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,115,212	$2,772,423
Accrued expenses	10,557,654	9,804,546
Loans payable	29,605,457	29,448,988

Total current liabilities	43,278,323	42,025,957

LONG-TERM LIABILITIES
Deferred income and revenue participation rights	3,818,750	4,643,750

Total long-term liabilities	3,818,750	4,643,750

Total liabilities	47,097,073	46,669,707

Commitments and contingencies (NOTE G)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 9,222,199 and 9,222,199 issued and outstanding	922	922
Additional paid-in capital	218,016,953	217,993,953
Accumulated (deficit)	(241,050,232)	(239,882,346)

Total stockholders’ equity/(deficit) before non-controlling interest	(23,032,357)	(21,887,471)
Non-controlling interest	(20,507,587)	(19,309,066)

Total stockholders’ equity/(deficit)	(43,539,944)	(41,196,537)

Total liabilities and stockholders’ equity/(deficit)	$3,557,129	$5,473,170

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUE
Recovered cargo sales and other	$282,178	$15,738
Expedition	512,749	495,997

Total revenue	794,927	511,735

OPERATING EXPENSES
Marketing, general and administrative	1,309,350	1,448,207
Operations and research	1,721,343	1,020,768

Total operating expenses	3,030,693	2,468,975

INCOME (LOSS) FROM OPERATIONS	(2,235,766)	(1,957,240)
OTHER INCOME (EXPENSE)
Interest expense	(959,285)	(710,490)
Other	828,644	26,346

Total other income (expense)	(130,641)	(684,144)

(LOSS) BEFORE INCOME TAXES	(2,366,407)	(2,641,384)
Income tax benefit (provision)	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(2,366,407)	(2,641,384)
Non-controlling interest	1,198,521	896,622

NET (LOSS)	$(1,167,886)	$(1,744,762)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.13)	$(0.21)

Weighted average number of common shares outstanding
Basic	9,222,199	8,466,909

Diluted	9,222,199	8,466,909

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT)—Unaudited

	Three-month Period Ended March 31, 2019
	Common stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2018	$922	$217,993,953	$(239,882,346)	$(19,309,066)	$(41,196,537)
Share-based compensation	—	23,000			23,000
Net (loss)	—		(1,167,886)	(1,198,521)	(2,366,407)

March 31, 2019	$922	$218,016,953	$(241,050,232)	$(20,507,587)	$(43,539,944)

	Three-month Period Ended March 31, 2018
	Common stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2017	$847	$212,103,344	$(234,709,910)	$(15,377,217)	$(37,982,936)
Share-based compensation	—	103,904			103,904
Net (loss)	—		(1,744,762)	(896,622)	(2,641,384)

March 31, 2018	$847	$212,207,248	$(236,454,672)	$(16,273,839)	$(40,520,416)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(2,366,407)	$(2,641,384)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Investment in unconsolidated entity	(220,492)	—
Depreciation and amortization	69,099	149,340
Note payable interest accretion	156,469	36,559
Share-based compensation	23,000	103,904
Deferred income	(825,000)	—
(Increase) decrease in:
Accounts receivable	30,930	(309,995)
Other assets	470,290	(21,647)
Increase (decrease) in:
Accounts payable	342,787	(30,833)
Accrued expenses and other	857,711	704,420

NET CASH (USED) BY OPERATING ACTIVITIES	(1,461,613)	(2,009,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit related to the future sale of marine assets	—	1,000,000
Purchase of property and equipment	(2,500)	(9,624)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(2,500)	990,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	375,000
Settlement receipts from contractual obligation	—	15,000,000
Payment of contractual obligation	—	(14,000,000)
Repayment of debt obligations	(104,603)	(100,870)

NET CASH (USED) BY FINANCING ACTIVITIES	(104,603)	1,274,130

NET INCREASE (DECREASE) IN CASH	(1,568,716)	254,870
CASH AT BEGINNING OF PERIOD	2,786,832	1,108,193

CASH AT END OF PERIOD	$1,218,116	$1,363,063

SUPPLEMENTARY INFORMATION:
Interest paid	$362,555	$219,641
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Acquisition of equipment with debt	$—	$74,004

Non-Cash Disclosure:

During the three months ended March 31, 2018, we converted $1.0 million of amounts advanced related to the contractual obligation settlement to a loan with Monaco Financial, LLC. During April 2018 the parties agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan. See NOTE H

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2019 and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows a reporting entity to disclose that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. The use of reasonable estimates, when needed, have been disclosed in NOTE B of the consolidated financial statements.

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

Account receivables are based on amounts billed to customers. Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principles state an estimate is to be made for an allowance for doubtful accounts. The effect of using the direct write-off method, however, is not materially different from the results that would have been obtained had the allowance method been followed. If we were to have a recorded allowance, the accounts receivable would be stated net of the recorded allowance.

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

For the three-months ended March 31, 2019 and 2018, the weighted average common shares outstanding year-to-date were 9,222,199 and 8,466,909, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2019	March 31, 2018
Average market price during the period	$6.14	$4.48

In the money potential common shares from options excluded	12,464	8,749
In the money potential common shares from warrants excluded	51,204	25,713

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
Per share exercise price	March 31, 2019	March 31, 2018
Out of the money options excluded:
$12.48	136,833	137,666
$12.84	4,167	4,167
$26.40	75,158	75,158
$39.00	—	8,333

Out of the money warrants excluded:
$7.16	700,000	—
$12.00	65,625	—

Total excluded	981,783	225,324

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2019	March 31, 2018
Potential common shares from unvested restricted stock awards excluded from EPS	41,667	132,826

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income (loss)	$(1,167,886)	$(1,744,762)

Numerator, basic and diluted net income (loss) available to stockholders	$(1,167,886)	$(1,744,762)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	9,222,199	8,466,909

Common shares outstanding for basic	9,222,199	8,466,909

Additional shares used in computation – diluted:	—	—
Common shares outstanding for basic	9,222,199	8,466,909

Shares used in computing diluted net income per share	9,222,199	8,466,909

Net (loss) per share – basic	$(0.13)	$(0.21)
Net (loss) per share – diluted	$(0.13)	$(0.21)

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

NOTE C – ACCOUNTS RECEIVABLE AND OTHER

Our accounts receivable consists of the following:

	March 31, 2019	December 31, 2018
Trade	$42,695	$9,466
Related party	673,220	664,596
Other	42,576	115,359

Total accounts receivable and other	$758,491	$789,421

Monaco and its related affiliates owe us $614,123 and $612,498 for the periods ended March 31, 2019 and December 31, 2018, respectively, for support services and marine services rendered on their behalf. See NOTE D for further information regarding Monaco. During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company in which our Chairman of the Board, Greg Stemm, has a controlling and ownership interest. See NOTE D for further information. At March 31, 2019 and December 31, 2018, respectively, the company owed us $59,097 and $52,098, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

Based on the economic substance of our business transactions with Monaco Financial, LLC, we consider Monaco to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. We had accounts receivable from Monaco and related affiliates at March 31, 2019 of $614,123 and at December 31, 2018 of $612,498. We had general operating payables owe to Monaco at March 31, 2019 of $213,776 and at December 31, 2018 of $233,855. See NOTE H for further debt arrangements between the entities. We are currently performing marine shipwreck search and recovery services for this related party and recognized 2019 year to date revenue of approximately $0.5 million. Until October 2018, we leased our corporate office space on an annually renewable basis from Monaco at $20,080 per month; however, the building in which we lease this space was sold during October 2018 to a non-affiliate.

During 2018 we entered into a services agreement with and continue to provide services to a deep-sea mineral exploration company, CIC, LLC, that was organized and is majority owned and controlled by Greg Stemm, the Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We are providing these services pursuant to a Master Services Agreement which provides for back office services in exchange for a recurring monthly fee as well as other mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in the company. For the 2019 year to date, we invoiced the company a total of $227,492 which was for back office technical and support services. Included in this amount is $220,492 which shall be deemed as consideration for equity units in the company. Billings related to cash amounted to $7,000 for the same period. We have the option to accept equity in lieu of the amount expected to be paid in cash. See NOTE C for related accounts receivable at March 31, 2019 and NOTE E for our investment in an unconsolidated entity.

NOTE E – INVESTMENTS IN UNCONSOLIDATED ENTITIES

Neptune Minerals, Inc. (NMI)

Our current investment in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 2018, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero because the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred from the calendar year of 2017 to current day to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of March 31, 2019, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

CIC, LLC

In 2018, began providing services to a company controlled by Greg Stemm, the Chairman of the Board for Odyssey (See NOTE D for related parties). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined that we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At March 31, 2019, the accumulated expected investment in the entity is $973,159 which is classified as an investment in unconsolidated entity in our consolidated balance sheets. The agreements relating to the equity investment were executed in January 2019.

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

NOTE F – INCOME TAXES

During the three-month period ended March 31, 2019, we generated a federal net operating loss (“NOL”) carryforward of $0.2 million and generated $1.0 million of foreign NOL carryforwards. As of March 31, 2019, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $167.6 million and net operating loss carryforwards for foreign income tax purposes of approximately $41.9 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2037.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at March 31, 2019. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of March 31, 2019. There was no U.S. income tax expense for the three months ended March 31, 2019 due to the generation of net operating losses.

The increase in the valuation allowance as of March 31, 2019 is due to the generation of approximately $1.1 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

March 31, 2019	$53,434,657
December 31, 2018	52,684,059

Change in valuation allowance	$750,598

Our estimated annual effective tax rate as of March 31, 2019 is 67.745% while our March 31, 2019 effective tax rate is 0.0% because of the full valuation allowance.

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

Contingency

During March 2016, our Board of Directors approved the grant and potential future issuance of 3.0 million new equity shares of Oceanica Resources, S.R.L. to two attorneys for their future services. This equity is only issuable upon the Mexican government’s issuance of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. This grant of new shares was also approved by the Administrators of Oceanica Resources, S.R.L. We also owe consultants contingent success fees of up to $425,000 upon the approval and issuance of the EIA. The EIA has not been issued as of the date of this report.

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

Our consolidated non-restricted cash balance at March 31, 2019 was $1.2 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at March 31, 2019 of $40.7 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $3.6 million at March 31, 2019 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE H – LOANS PAYABLE

The Company’s consolidated debt consisted of the following at:

	March 31, 2019	December 31, 2018
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,366	1,099,366
Note 8 – Promissory note	231,090	74,621

	$29,605,457	$29,448,988

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three months ended March 31, 2019 and 2018 interest expense in the amount of $141,315 and $75,945, respectively, was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at March 31, 2019 and December 31, 2018, respectively.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of March 31, 2019 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three months ended March 31, 2019 and 2018, interest expense in the amount of $65,989 and $28,973, respectively, was recorded.

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

Loan modification (March 2016)

In connection with the $1.825 million loan agreement with Monaco in March 2016, the existing $2.8 million notes were modified. Of the combined total indebtedness of Monaco’s Note 1 and Note 2, Monaco can convert this debt into 3,174,603 shares of Oceanica at a fixed conversion price of $1.00 per share, or $3,174,603. Any remaining debt in excess of $3,174,603 is not convertible. Additionally, the modification eliminated Monaco’s option (“share purchase option”) to purchase 3,174,603 shares of Oceanica stock at a price of $3.15 per share. The modification was analyzed under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10 a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. In accordance with the extinguishment accounting guidance (a) the share purchase option was first marked to its pre-modification fair value, (b) the new debt was recorded at fair value and (c) the old debt and share purchased option was removed. The difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC 470-50-40-2 indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain of $1.2 million was recognized in additional paid in capital upon extinguishment.

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at March 31, 2019 and December 31, 2018. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three months ended March 31, 2019 and 2018, interest expense in the amount of $290,958 and $290,958, respectively, was recorded.

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

The Warrant’s fair value was calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the Warrant totaled $303,712. Since the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended March 31, 2019 and 2018, interest expense in the amount of $24,658 and $24,658, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at March 31, 2019 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at March 31, 2019 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three months ended March 31, 2019 and 2018, accrued interest in the amount of $86,301 and $73,973, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At March 31, 2019, the outstanding principal balance, including the Epsilon assignment, is $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three months ended March 31, 2019 and 2018, interest expense in the amount of $124,521 and $123,596, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at March 31, 2019. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three months ended March 31, 2019 and 2018, interest expense in the amount of $29,308 and $0, respectively, was recorded.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt is being accreted to face value over its term using the effective interest method. For the three months ended March 31, 2019 and 2018, we recorded $156,469 and $0 in interest expense associated with the accretion of the debt discount, respectively. The carrying book value of the notes at March 31, 2019 was $231,090. Therefore, the book balance of this debt at December 31, 2018 is $231,090 and the actual face value is $1.05 million. For the three months ended March 31, 2019 and 2018, interest expense in the amount of $21,510 and $0, respectively, was recorded.

NOTE I – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On October 31, 2018, we sold in the aggregate 700,000 shares of our common stock and warrants to purchase up to 700,000 shares of our common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The purchase price for each unit is $7.155. The warrants have an exercise price of $7.155 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on November 2, 2023.

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

Warrants

In conjunction with our October 31, 2018 equity offering, we issued warrants to purchase up to 700,000 shares of our common stock. The related common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The warrants have an exercise price of $7.155 per share of common stock and are exercisable in accordance with their terms at any time on or before the close of business on November 2, 2023.

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

Stock-Based Compensation

We have two stock incentive plans approved by stockholders. The first is the 2005 Stock Incentive Plan that expired in August 2015. After the expiration of this plan, equity instruments cannot be granted but this plan shall continue in effect until all outstanding awards have been exercised in full or are no longer exercisable and all equity instruments have vested or been forfeited.

On June 9, 2015, our stockholders approved our 2015 Stock Incentive Plan (the “Plan”) that was adopted by our Board of Directors (the “Board”) on January 2, 2015, which is the effective date. The plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 450,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code, which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 83,333, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2,000,000. The original maximum number of shares that were to be used for Incentive Stock Options (“ISO”) under the Plan was 450,000. During our June 2016 stockholders meeting, the stockholders approved the addition of 200,000 incremental shares to the Plan. With respect to each grant of an ISO to a participant who is not a ten percent stockholder, the exercise price shall not be less than the fair market value of a share on the date the ISO is granted. With respect to each grant of an ISO to a participant who is a ten percent stockholder, the exercise price shall not be less than one hundred ten percent (110%) of the fair market value of a share on the date the ISO is granted. If an award is a non-qualified stock option (“NQSO”), the exercise price for each share shall be no less than (1) the minimum price required by applicable state law, or (2) the fair market value of a share on the date the NQSO is granted, whichever price is greatest. Any award intended to meet the performance based exception must be granted with an exercise price not less than the fair market value of a share determined as of the date of such grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three periods ended March 31, 2019 and 2018 was $23,000 and $103,904, respectively.

We did not grant employee stock options in the three-month periods ended March 31, 2019 and 2018. When granted, the weighted average fair value of stock options granted is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

On March 26, 2019, our Board of Directors adopted and approved the 2019 Stock Incentive Plan with the date the plan is approved by stockholders being the effective date. The plan will be presented to stockholders for approval in the 2019 Proxy Statement. The plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The plan is capitalized with 800,000 shares that may be granted. No awards will be made from the plan prior to the effective date.

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At March 31, 2019, our uninsured cash balance was $989,135.

We do not currently have any debt obligations with variable interest rates.

NOTE K – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	March 31, 2019	December 31, 2018
“Cambridge” project	$—	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$3,818,750	$4,643,750

“Cambridge” project

We previously sold Revenue Participation Certificates (“RPCs”) that represent the right to share in our future revenues derived from the “Cambridge” project, which is also referred to as the HMS Sussex shipwreck project. The “Cambridge” RPC units constitute restricted securities. Due to external factors beyond the control of either party, the “Cambridge” project was unilaterally cancelled by the British Government during the quarter ended March 31, 2019. The corresponding amount was recorded to Other income in our consolidated statements of operations in the same period.

Each $50,000 convertible “Cambridge” RPC entitled the holder to receive a percentage of the gross revenue received by us from the “Cambridge” project, which is defined as all cash proceeds payable to us as a result of the “Cambridge” project, less any amounts paid to the British Government or their designee(s); provided, however, that all funds received by us to finance the project are excluded from gross revenue. The “Cambridge” project holders were entitled to 100% of the first $825,000 of gross revenue, 24.75% of gross revenue from $4—35 million, and 12.375% of gross revenue above $35 million generated by the project.

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

NOTE L – OTHER DEBT

We currently owe a vendor approximately $0.6 million as a trade payable. This trade payable bears a simple annual interest rate of 12%. As collateral, the vendor was granted a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August of 2018. During the three-months ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor has consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in possession of Magellan we then have a contingent liability to Magellan in the amount of $0.5 million for two of the key assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial condition and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2018. Only projects material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

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

ExO has conducted extensive scientific testing of the mineralized phosphate material and of the environmental impact of recovering the mineralized material from the seafloor. ExO has been working with leading environmental experts on the impact assessment and permitting process, with Royal Boskalis Westminster N.V on the extraction and processing program, and with financial companies and strategic partners on growth alternatives for the project.

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

We have full confidence in the environmental and economic merits of our venture in Mexico. We are taking all necessary steps to protect our interests. The past administration in Mexico has treated our environmental permit request in a manifestly arbitrary and discriminatory manner, in bad faith and in clear disregard of their own applicable legal regime. In these circumstances, to protect our rights and to defend shareholder value, on January 4, 2019, we formally filed notice of our intention (NOI) to file a claim against Mexico under provisions of the North American Free Trade Agreement (NAFTA) assuring fair treatment of foreign investments. Filing a NOI initiates a consultation period during which we and the Mexican Government are to seek amicably to resolve this dispute. The first consultation was conducted on April 2, 2019. We intend to continue to work diligently and in good faith with Mexico’s current administration to achieve an equitable resolution of this dispute. Should such an outcome not prove possible, we intend to proceed to arbitration under Chapter Eleven of NAFTA. To preserve the right to do so, we filed a Notice of Arbitration on April 5, 2019.

At a hearing on April 24, 2019, the Tribunal Federal de Justicia Administrativa (TFJA) advised ExO that in light of a procedural issue arising under Mexican domestic law, its current application would have to be resubmitted to the court in a different form.    We expect the TFJA to issue a formal order soon, which will allow ExO to file an alternative administrative action. In that process, ExO can seek annulment of the SEMARNAT decision of October 12, 2018.

According to ExO’s Mexican legal counsel, the TFJA’s recent determination is neither a reversal of their unanimous decision of March 21, 2018, which nullified SEMARNAT’s original denial of the MIA on April 7, 2016, nor is it a validation of the legality of SEMARNAT’s denial of the MIA October 12, 2018.

Additional Mineral Projects

We have two additional strategic mineral projects are currently under development by Odyssey.

One project is being conducted under contract with CIC, LLC, a mineral development company, working in the South Pacific whereas we are receiving cash and equity for services rendured to the venture. This model in line with the company’s strategic plan. CIC, LLC is majority owned and controlled by Greg Stemm, the Chairman of the Board for our Company. See NOTES C, D and E.

Additionally, as a second initiative, we entered into a share purchase agreement with Seabed Capital, LLC (Seabed) on April 9, 2019, to acquire Seabed’s controlling interest in a company that holds a potentially significant subsea mineral deposit in the South Pacific in a non-cash transaction. Pursuant to the agreement, we will acquire Seabed’s equity ownership interest in a company that has already conducted significant exploration work on a promising high-value seafloor mineral resource. The ownership interest to be acquired currently represents 80.0% of the target company’s outstanding equity interests. In return, Seabed will receive up to 250,000 shares of our common stock and up to a 2.5% net smelter royalty from the target company’s future production.

Shipwreck Exploration Projects

Odyssey began conducting offshore services for our shipwreck business partner, Magellan Limited, in 2016. In 2017 the search and inspection phase of a major shipwreck project covering multiple valuable targets was successfully completed. This project is ongoing and we currently are providing a range of marine-related services to Magellan in support of this.

Other Projects

Odyssey offers its marine exploration services to third-party companies. This may be for mineral exploration, environmental studies, shipwreck search and recovery, subsea surveys, and other off-shore work requiring specialized equipment, personnel, project planning and management as well as research and scientific services.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2018, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2019, compared to three-months ended March 31, 2018

Increase/(Decrease)			2019 vs. 2018
(Dollars in millions)	2019	2018	$	%
Total revenues	$0.8	$0.5	$0.3	55%

Marketing, general and administrative	1.3	1.4	(0.1)	10%
Operations and research	1.7	1.0	0.7	69%

Total operating expenses	$3.0	$2.5	$0.6	23%

Other income (expense)	$(0.1)	$(0.7)	$(0.6)	81%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.2	$0.9	$0.3	34%

Net income (loss)	$(1.2)	$(1.7)	$(0.6)	33%

Revenue

Revenue is primarily generated through the sale of marine services either through expedition charters or for the services from our crew and equipment that are on a fee or cost-plus basis.

Total revenue in the current quarter was $0.8 million, a $0.3 million increase over the revenue in the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. We provided these services to our related party customer Magellan during both of these periods as well as providing marine related services in 2019 to the deep-sea mineral exploration company, CIC, owned and controlled by our Chairman of the Board (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased by $0.1 million from $1.4 million in 2018 to $1.3 million in 2019 primarily as a result of (i) a decrease of $0.1 million of personnel expenses mainly attributable to share-based compensation and employee compensation and (ii) a $0.1 million corporate overhead decrease consisting of corporate legal support and corporate administration support costs and (iii) an increase of $0.1 million in maritime legal support.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which includes all vessel and charter operations. Operations and research expenses increased by $0.7 million from 2018 to 2019 primarily as a result of the following items: (i) an increase of $0.1 million in marine labor directly tied to the related incremental revenue and (ii) a $0.6 million increase of legal fees incurred in support of efforts undertaken while we try to secure the environmental permit for our Mexican subsidiary.

Other Income and Expense

Other income and expense generally consists of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense was $0.1 and $0.7 million in net expenses for 2019 and 2018, respectively, resulting in a net expense decrease of $0.6 million. This variance was attributable to an increase in interest expense of $0.2 million offset by an increase in other income of $0.8 million which is the reclassification of our Revenue Participation Rights for our Cambridge project, see NOTE K for further information. Interest expense for bother periods primarily relates to our outstanding convertible debt balances, see NOTE H for further details.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2019 or 2018.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first quarter of 2019 was $1.2 million as compared to $0.9 million in the first quarter of 2018. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

	Three-Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Summary of Cash Flows:
Net cash used by operating activities	$(1,461)	$(2,009)
Net cash provided by investing activities	(3)	990
Net cash provided by financing activities	(105)	1,274

Net (decrease) increase in cash and cash equivalents	$(1,569)	$255
Beginning cash and cash equivalents	2,787	1,108

Ending cash and cash equivalents	$1,218	$1,363

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2019 was $1.5 million, a decrease of $0.5 million compared to the same period in 2018. This net cash used by operating activities reflected a net loss before non-controlling interest of $(2.4) million offset in part by non-cash items of $(0.8) million which primarily included depreciation and amortization of $0.1 million, note payable interest accretion of $0.2 million and a reduction of deferred income of $0.8 million as well as a noncash use of $0.2 million for an investment in an unconsolidated entity. Other operating activity changes resulted in an increase in working capital of $1.7 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2019 comprised the $1.7 million.

Cash flows used by investing activities for the three months of 2019 were $0.003 million compared to $1.0 million for the same period in 2018. The same period during 2018 includes a payment of $1.0 million from Magellan for the purchase of certain marine assets, see NOTE L.

Cash flows used by financing activities for the first three months of 2019 were $0.1 million which represents repayments of financed obligations. For the same period in 2018, we borrowed the final tranche of $0.4 million from MINOSA and $1.0 million from Monaco. This cash inflow was partially offset by repayment of debt obligations of $0.1 million.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2019, we had cash and cash equivalents of $1.2 million, a decrease of $1.6 million from the December 31, 2018 balance of $2.8 million. This decrease was primarily the net result of cash flows associated with the year-to-date operating net cash used.

Financial debt of the company, excluding any derivative or beneficial conversion feature components of such, remained at $30.4 million at March 31, 2019, unchanged from the balance at December 31, 2018.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at March 31, 2019 was $14.75 million.

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

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the commitment date, therefore a BCF of $96,000 was recorded. The BCF represented a debt discount which is fully amortized.

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

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at March 31, 2019 is $1.0 million.

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

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At March 31, 2019, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31,2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount which was amortized over the original life of the loan.

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

Promissory Note

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at March 31, 2019. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full.

Promissory Note

On July 12, 2018, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with two individuals (the “Lenders”), one of whom holds in excess of 5.0% of our outstanding common stock. Pursuant to the Purchase Agreement, the Lenders agreed to lend an aggregate of $1,050,000, which is the balance at March 31, 2019, to us, which was advanced in three tranches on July 12, 2018, $500,000, August 17, 2018, $300,000 and October 4, 2018, $250,000. The indebtedness is evidenced by secured convertible promissory notes (the “Notes”) and bears interest at a rate equal to 8.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Notes and all accrued interest and fees are due and payable on July 12, 2019.

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

Our consolidated non-restricted cash balance at March 31, 2019 was $1.2 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at March 31, 2019 of $40.7 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $3.6 million at March 31, 2019 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows a reporting entity to disclose that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. The use of reasonable estimates, when needed, have been disclosed in NOTE B of the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting to date in 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not currently a party to any litigation. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits.

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Investors should consider such risk factors, as well as the risk factor set forth below, prior to making an investment decision with respect to the Company’s securities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 6. Exhibits

10.1**	Share Purchase Agreement dated April 9, 2019 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

**	Portion of this exhibit has been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: May 15, 2019	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)