Form 10-Q/A
period 2019-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2019-07-26
CIK 798528

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

(813) 876-1776

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	OMEX	NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Odyssey Marine Exploration, Inc. (“Odyssey”) amends Odyssey’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2019 (the “Form 10-Q”), and is being filed solely to refile Exhibit 10.1. A redacted version of Exhibit 10.1 was filed with the Form 10-Q, and Odyssey submitted a request for confidential treatment of certain portions of Exhibit 10.1 to the staff of the SEC. Odyssey has withdrawn its request for confidential treatment.

No revisions or changes are made to the Company’s financial statements or notes thereto, and no changes are made to any other portion of the Form 10-Q or any other disclosure contained in the Form 10-Q, other than Exhibit 10.1.

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

PART II—OTHER INFORMATION

Item 6. Exhibits.

10.1	Share Purchase Agreement dated April 9, 2019 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1*	Interactive Data File

*

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

ODYSSEY MARINE EXPLORATION, INC.

Dated: July 26, 2019	By:	/s/ Jay A. Nudi
Jay A. Nudi Chief Financial Officer