Form 10-Q
period 2019-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2019-08-09
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

(813) 876-1776

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	OMEX	NASDAQ Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 31, 2019 was 9,228,419.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$372,486	$2,786,832
Restricted cash	10,135	10,135
Accounts receivable and other, net	586,352	789,421
Other current assets	285,312	1,016,136

Total current assets	1,254,285	4,602,524

PROPERTY AND EQUIPMENT
Equipment and office fixtures	10,872,402	11,033,536
Accumulated depreciation	(10,849,211)	(10,915,557)

Total property and equipment	23,191	117,979

NON-CURRENT ASSETS
Investment in unconsolidated entity	1,193,691	752,667
Other non-current assets	25,059	—

Total non-current assets	1,218,750	752,667

Total assets	$2,496,226	$5,473,170

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,083,249	$2,772,423
Accrued expenses and other	11,736,482	9,804,546
Loans payable	29,374,367	29,448,988

Total current liabilities	45,194,098	42,025,957

LONG-TERM LIABILITIES
Deferred income and revenue participation rights	3,818,750	4,643,750
Loans payable	718,648	—

Total long-term liabilities	4,537,398	4,643,750

Total liabilities	49,731,496	46,669,707

Commitments and contingencies (NOTE G)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 9,228,419 and 9,222,199 issued and outstanding	923	922
Additional paid-in capital	218,066,351	217,993,953
Accumulated (deficit)	(243,824,513)	(239,882,346)

Total stockholders’ equity/(deficit) before non-controlling interest	(25,757,239)	(21,887,471)
Non-controlling interest	(21,478,031)	(19,309,066)

Total stockholders’ equity/(deficit)	(47,235,270)	(41,196,537)

Total liabilities and stockholders’ equity/(deficit)	$2,496,226	$5,473,170

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUE
Recovered cargo sales and other	$269,896	$292,582	$552,074	$308,320
Expedition	504,540	780,915	1,017,289	1,276,913

Total revenue	774,436	1,073,497	1,569,363	1,585,233

OPERATING EXPENSES
Marketing, general and administrative	1,559,903	1,489,196	2,869,253	2,937,403
Operations and research	1,669,630	452,875	3,390,972	1,473,643

Total operating expenses	3,229,533	1,942,071	6,260,225	4,411,046

INCOME (LOSS) FROM OPERATIONS	(2,455,097)	(868,574)	(4,690,862)	(2,825,813)
OTHER INCOME (EXPENSE)
Interest expense	(1,298,826)	(730,928)	(2,258,111)	(1,441,418)
Other	9,197	(10,480)	837,840	15,866

Total other income (expense)	(1,289,629)	(741,408)	(1,420,271)	(1,425,552)

(LOSS) BEFORE INCOME TAXES	(3,744,726)	(1,609,982)	(6,111,133)	(4,251,365)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(3,744,726)	(1,609,982)	(6,111,133)	(4,251,365)
Non-controlling interest	970,444	968,425	2,168,965	1,865,047

NET (LOSS)	$(2,774,282)	$(641,557)	$(3,942,168)	$(2,386,318)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.30)	$(0.08)	$(0.43)	$(0.28)

Weighted average number of common shares outstanding
Basic	9,224,318	8,466,909	9,223,264	8,466,909

Diluted	9,224,318	8,466,909	9,223,264	8,466,909

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT) - Unaudited

	Three-month Period Ended June 30, 2019
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
March 31, 2019	$922	$218,016,953	$(241,050,231)	$(20,507,587)	$(43,539,943)
Share-based compensation	1	49,398			49,399
Net (loss)			(2,774,282)	(970,444)	(3,744,726)

June 30, 2019	$923	$218,066,351	$(243,824,513)	$(21,478,031)	$(47,235,270)

	Three-month Period Ended June 30, 2018
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
March 31, 2018	$847	$212,207,248	$(236,454,672)	$(16,273,839)	$(40,520,416)
Share-based compensation		103,903			103,903
Net (loss)			(641,556)	(968,425)	(1,609,981)

June 30, 2018	$847	$212,311,151	$(237,096,228)	$(17,242,264)	$(42,026,494)

	Six-month Period Ended June 30, 2019
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2018	$922	$217,993,953	$(239,882,345)	$(19,309,066)	$(41,196,536)
Share-based compensation	1	72,398			72,399
Net (loss)			(3,942,168)	(2,168,965)	(6,111,133)

June 30, 2019	$923	$218,066,351	$(243,824,513)	$(21,478,031)	$(47,235,270)

	Six-month Period Ended June 30, 2018
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2017	$847	$212,103,344	$(234,709,910)	$(15,377,217)	$(37,982,936)
Share-based compensation		207,807			207,807
Net (loss)			(2,386,318)	(1,865,047)	(4,251,365)

June 30, 2018	$847	$212,311,151	$(237,096,228)	$(17,242,264)	$(42,026,494)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six-Months Ended
	June 30 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(6,111,133)	$(4,251,365)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Investment in unconsolidated entity	(441,024)	—
Director fees paid with equity instruments	26,396	—
Depreciation and amortization	110,283	277,665
Gain on sale of equipment		(899,524)
Note payable interest accretion	644,027	36,559
Share-based compensation	46,000	207,808
Deferred income	(825,000)	—
(Increase) decrease in:
Accounts receivable	203,069	(836,253)
Other assets	705,765	212,152
Increase (decrease) in:
Accounts payable	1,310,827	401,587
Accrued expenses and other	2,139,293	1,642,754

NET CASH (USED) BY OPERATING ACTIVITIES	(2,191,497)	(3,208,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit related to the future sale of marine assets	—	1,003,662
Purchase of property and equipment	(15,492)	(9,624)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(15,492)	994,038

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	875,000
Settlement receipts from contractual obligation	—	15,000,000
Payment of contractual obligation	—	(14,000,000)
Repayment of debt obligations	(207,357)	(202,772)

NET CASH (USED) BY FINANCING ACTIVITIES	(207,357)	1,672,228

NET INCREASE (DECREASE) IN CASH	(2,414,346)	(542,351)
CASH AT BEGINNING OF PERIOD	2,786,832	1,108,193

CASH AT END OF PERIOD	$372,486	$565,842

SUPPLEMENTARY INFORMATION:
Interest paid	$728,798	$520,891
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Acquisition of equipment with debt	$—	$74,004

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2019 and the results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

Recent accounting pronouncements

Accounting standards to be implemented in 2019

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. We had no leases at the time of adoption of this lease standard. Subsequent to quarter end, we entered into a lease which will follow the new accounting standard (see NOTE G).

Accounting standards not yet adopted

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Based on management’s review of this new standard along with the underlying substance of our operations, it did not have a material impact on our financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows a reporting entity to disclose that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. The use of reasonable estimates, when needed, have been disclosed in NOTE F of the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding our consolidated financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity and have prepared them in accordance with our customary accounting practices.

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

Account receivables are based on amounts billed to customers. Generally accepted accounting principles state an estimate is to be made for an allowance for doubtful accounts. We have determined no allowance is currently necessary. If we were to have a recorded allowance, the accounts receivable would be stated net of the recorded allowance.

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

For the six-months ended June 30, 2019 and 2018, the weighted average common shares outstanding year-to-date were 9,223,264 and 8,466,909, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Average market price during the period	$5.24	$8.66	$5.68	$6.62
In the money potential common shares from options excluded	10,743	15,384	11,652	13,193
In the money potential common shares from warrants excluded	39,390	71,223	45,633	56,193

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six-Months Ended
Per share exercise price	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Out of the money options excluded:
$12.48	136,833	136,833	136,833	136,833
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158
$39.00	—	8,333	—	8,333
Out-of-the-money warrants excluded:
$7.16	700,000	—	700,000	—
$12.00	65,625	—	65,625	—

Total excluded	981,783	224,491	981,783	224,491

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Potential common shares from unvested restricted stock awards excluded from EPS	41,667	132,826	41,667	132,826

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss)	$(2,774,282)	$(641,557)	$(3,942,168)	$(2,386,318)

Numerator, basic and diluted net income (loss) available to stockholders	$(2,774,282)	$(641,557)	$(3,942,168)	$(2,386,318)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	9,224,318	8,466,909	9,223,264	8,466,909

Common shares outstanding for basic	9,224,318	8,466,909	9,223,264	8,466,909

Shares used in computation – diluted:
Common shares outstanding for basic	9,224,318	8,466,909	9,223,264	8,466,909

Shares used in computing diluted net income per share	9,224,318	8,466,909	9,223,264	8,466,909

Net (loss) per share – basic	$(0.30)	$(0.08)	$(0.43)	$(0.28)
Net (loss) per share – diluted	$(0.30)	$(0.08)	$(0.43)	$(0.28)

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

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-

currency risks. However, we have entered into certain other financial instruments and contracts with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815 – Derivatives and Hedging, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.

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

NOTE C – ACCOUNTS RECEIVABLE AND OTHER

Our accounts receivable consist of the following:

	June 30, 2019	December 31, 2018
Trade	$44,093	$9,466
Related party	499,928	664,596
Other	42,331	115,359

Total accounts receivable and other	$586,352	$789,421

Monaco and its affiliates owe us $434,411 and $612,498 for the periods ended June 30, 2019 and December 31, 2018, respectively, for support services and marine services rendered on their behalf. See NOTE D for further information regarding Monaco. During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company in which our past Chairman of the Board, Greg Stemm, has a controlling ownership interest. See NOTE D for further information. At June 30, 2019 and December 31, 2018, respectively, the company owed us $63,847 and $52,098, respectively. Monaco and CIC comprise the majority of the June 30, 2019 Related party balance.

NOTE D – RELATED PARTY TRANSACTIONS

Based on the economic substance of our business transactions with Monaco Financial, LLC, we consider Monaco to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. We had accounts receivable from Monaco and affiliates at June 30, 2019 of $434,411 and at December 31, 2018 of $612,498. We had general operating payables owed to Monaco at June 30, 2019 of $213,776 and at December 31, 2018 of $233,855. See NOTE H for further debt arrangements between the entities. We are currently performing marine shipwreck search and recovery services for this related party and recognized 2019 year to date revenue of approximately $1.0 million.

During 2018 we entered into a services agreement with and continue to provide services to a deep-sea mineral exploration company, CIC LLC, which was organized and is majority owned and controlled by Greg Stemm, the past Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We are providing these services pursuant to a Master Services Agreement that provides for back office services in exchange for a recurring monthly fee as well as other mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in the company. For the 2019 year to date, we invoiced the company a total of $452,774, which was for back office technical and support services. Included in this amount is $441,024 which shall be deemed as consideration for equity units in the company. Billings related to cash amounted to $11,750 for the same period. We have the option to accept equity in lieu of the amount expected to be paid in cash. See NOTE C for related accounts receivable at June 30, 2019 and NOTE E for our investment in an unconsolidated entity.

During June 2019, we entered into an arrangement with a company controlled by one of our independent directors relating to its possible participation in a pending financing arrangement. Upon entering the arrangement, we received an earnest deposit of $300,000. If the company’s participation was not required, the arrangement called for the return of the $300,000 deposit as well as a $30,000 break-up-fee. The company’s participation was not required. The deposit and break-up will be paid subsequent the end of the second quarter of 2019. The deposit and break-up are included in accrued expenses and other in our statement of consolidated balance sheets.

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

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of June 30, 2019, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

CIC LLC

In 2018, began providing services to CIC LLC, a company controlled by Greg Stemm, the past Chairman of the Board for Odyssey (See NOTE D for related parties). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined that we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At June 30, 2019, the accumulated expected investment in the entity is $1,193,691, which is classified as an investment in unconsolidated entity in our consolidated balance sheets. The agreements relating to the equity investment were executed in January 2019.

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

NOTE F - INCOME TAXES

During the six-month period ended June 30, 2019, we generated a federal net operating loss (“NOL”) carryforward of $2.7 million and generated $1.2 million of foreign NOL carryforwards. As of June 30, 2019, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $170.1 million and net operating loss carryforwards for foreign income tax purposes of approximately $43.8 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2037.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at June 30, 2019. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of June 30, 2019. There was no U.S. income tax expense for the three months ended June 30, 2019 due to the generation of net operating losses.

The increase in the valuation allowance as of June 30, 2019 is due to the generation of approximately $3.9 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

June 30, 2019	$54,493,077
December 31, 2018	52,684,059

Change in valuation allowance	$1,809,018

Our estimated annual effective tax rate as of June 30, 2019 is 45.889% while our June 30, 2019 effective tax rate is 0.0% because of the full valuation allowance.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The earliest tax year still subject to examination by a major taxing jurisdiction is 2015.

NOTE G – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.

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

Our consolidated non-restricted cash balance at June 30, 2019 was $0.4 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at June 30, 2019 of $44.0 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $2.5 million at June 30, 2019 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

During the second quarter of 2019, we entered into a new five-year lease at a new location for our corporate office space in Tampa, Fl. The lease is effective August 1, 2019 and has monthly lease payments ranging from $11,789 to $13,269, not including sales tax, over the five-year term. The total five-year cash lease obligation is $751,099. We will account for this lease per ASC 842 which will result in our recording of a right of use asset and lease obligation of $590,612. The discount used in determining the right of use asset was 10%. The five year lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2019	$58,947
2020	143,241
2021	147,539
2022	151,964
2023	156,524
2024	92,884

$751,099

NOTE H –LOANS PAYABLE

The Company’s consolidated debt consisted of the following carrying values at:

	June 30, 2019	December 31, 2018
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,366	1,099,366
Note 8 – Promissory note	718,648	74,621
Note 9 – Litigation financing	—	—

	$30,093,015	$29,448,988

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three months ended June 30, 2019 and 2018 interest expense in the amount of $142,885 and $142,885, respectively, was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at June 30, 2019 and December 31, 2018, respectively.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of June 30, 2019 and December 31, 2018 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share.

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

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three months ended June 30, 2019 and 2018, interest expense in the amount of $66,721 and $60,966, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at June 30, 2019 and December 31, 2018. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three months ended June 30, 2019 and 2018, interest expense in the amount of $294,191 and $$294,191, respectively, was recorded.

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

The Warrant’s fair value was calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the Warrant totaled $303,712. Since the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended June 30, 2019 and 2018, interest expense in the amount of $24,931 and $24,931, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at June 30, 2019 and December 31, 2018 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at June 30, 2019 and December 31, 2018 was $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three months ended June 30, 2019 and 2018, accrued interest in the amount of $87,260 and $80,411, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At June 30, 2019 and December 31, 2018, the outstanding principal balance, including the Epsilon assignment, was $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three months ended June 30, 2019 and 2018, interest expense in the amount of $125,904 and $110,596, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at June 30, 2019 and December 31, 2018. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three months ended June 30, 2019 and 2018, interest expense in the amount of $30,392 and $21,818, respectively, was recorded.

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

In connection with the issuance and sale of the Notes, we issued warrants to purchase common stock (the “Warrants”) to the Lenders. The Lenders may exercise the Warrants to purchase an aggregate of 65,625 shares of our common stock at an exercise price of $12.00 per share. The Warrants are exercisable during the period commencing on the date on which the Notes are converted into shares of our common stock and ending on July 12, 2021.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt is being accreted to face value over its term using the effective interest method. The carrying book value of the notes at June 30, 2019 was $718,648. Therefore, the book balance of this debt at June 30, 2019 is $718,648 and the actual face value was $1.05 million at June 30, 2019 and December 31, 2018. For the three months ended June 30, 2019 and 2018, interest expense in the amount of $22,182 and $0, respectively, was recorded.

Term Extension (July 8, 2019) subsequent event

Subsequent to the end of the second quarter, on July 8, 2019, we entered into a Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement with certain lenders pursuant to which certain terms and provisions of the notes and warrants held by the lenders were amended or otherwise modified. The material terms and provisions that were amended or otherwise modified are: the maturity date of the notes was extended by one year; the conversion rate of the notes and the exercise price of the warrants were adjusted to $5.756 per share; the notes are no longer secured; the securities into which the notes may be converted was modified; and the exercise period of the warrants was extended. As amended, the outstanding balance of principal and interest under the notes are convertible into shares of our common stock at $5.76 per share, and the warrants are exercisable to purchase an aggregate of 196,135 shares of our common stock. Management is currently reviewing the transaction details to determine the appropriate accounting treatment for the modification.

Note 9 – Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. As of June 30, 2019, we have not received any funding under the Agreement. Management is currently reviewing the details of this transaction to determine the appropriate accounting treatment.

Under the terms of the Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $6,500,000 (the “Maximum Investment Amount”). The Maximum Investment Amount will be made available to the Claimholder in two phases, as set forth below:

(a)	a first phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $1,500,000 for the payment of antecedent and ongoing costs (“Phase I Investment Amount”); and

(b)

a second phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $5,000,000 for the purposes of pursuing the Subject Claim to a final award (“Phase II Investment Amount”).

Upon exhaustion of the Phase I Investment Amount, the Claimholder will have the option to request Tranche A of the Phase II Investment Amount, consisting of funding up to $3.5 million (“Tranche A Committed Amount”). Upon exhaustion of the Tranche A Committed Amount, the Claimholder will have the option to request Tranche B of the Phase II Investment Amount, consisting of funding of up to $1.5 million (“Tranche B Committed Amount”). The Claimholder must exercise its option to receive the Tranche A Committed Amount in writing, no less than thirty days before submitting a Funding Request to the Funder under Tranche A. The Claimholder must exercise its option to receive the Tranche B Committed Amount in writing within forty-five days after the exhaustion of the Tranche A Committed Amount. Pursuant to the Agreement, the Claimholder agreed that, upon exercising the Claimholder’s option to receive funds under Phase I, Tranche A of Phase II, or Tranche B of Phase II, the Funder will be the sole source of third-party funding for the specified fees and expenses of the Subject Claim under each respective phase and tranche covered by the option exercised, and the Claimholder will obtain funding for such fees and expenses only as set forth in the Agreement. The Funder will retain a closing fee of $80,000 for the Phase I Investment Amount, and $80,000 for the Phase II Investment Amount to pay third parties in connection with due diligence and other administrative and transaction costs incurred by the Funder prior to and in furtherance of execution of the Agreement.

Upon the Funder making Claims Payments to the Claimholder or its designees in an aggregate amount equal to the Maximum Investment Amount, the Funder has the option to continue funding the specified fees and expenses in relation to the Subject Claim on the same terms and conditions provided in the Agreement. The Funder must exercise its option to continue funding in writing, within thirty days after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount. If the Funder exercises its option to continue funding, the parties agreed to attempt in good faith to amend the Agreement to provide the Funder with the right to provide at the Funder’s discretion funding in excess of the Maximum Investment Amount, in an amount up to the greatest amount that may then be reasonably expected to be committed for investment in Subject Claim. If the Funder declines to exercise its option, the Claimholder may negotiate and enter into agreements with one or more third parties to provide funding, which shall be subordinate to the Funder’s rights under the Agreement.

The Agreement provides that the Claimholder may at any time without the consent of the Funder either settle or refuse to settle the Subject Claim for any amount; provided, however, that if the Claimholder settles the Subject Claim without the Funder’s consent, which consent shall not be unreasonably withheld, conditioned, or delayed, the value of the Recovery Percentage (as defined below) will be deemed to be the greater of (a) the Recovery Percentage (under Phase I or Phase II, as applicable), or (b) the total amount of all Claims Payments made in connection with such Subject Claim multiplied by three (3).

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (IRR) of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the “Conversion Amount”). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an (IRR) of 100.0%, retroactive to the conversion date (the “Penalty Interest Amount”). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder.

If, at any time after exercising its option to receive funds under either Tranche A or Tranche B of Phase II, the Claimholder wishes to fund the Subject Claim with its own capital (“Self-Funding”) (which excludes any Claims Payments made, either directly or indirectly, by any other third party), the Claimholder shall immediately pay to the Funder the Conversion Amount, provided that this requirement shall not apply if, after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount, the Funder does not exercise its option to provide Follow-On Funding.

In the event of any receipt of proceeds resulting from the Subject Claim (“Proceeds”), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder’s rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding.

On each Distribution Date, distributions of the Proceeds shall be made to the Claimholder and the Funder in accordance with subparagraph (a) or (b) below (the “Recovery Percentage”), as applicable:

(a)	If the Claimholder receives only the Phase I Investment Amount from the Funder, the first Proceeds shall be distributed as follows:

(i)	first, 100.0% to the Funder, until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder under Phase I;

(ii)	second, 100.0% to the Funder until the cumulative amount distributed to the Funder equals an IRR of 20% of Claims Payments paid by the Funder under Phase I (“Phase I Compensation”), per annum; and

(iii)	thereafter, 100.0% to the Claimholder.

(b)	If the Claimholder exercises its options to receive Tranche A or both Tranche A and Tranche B of the Phase II Investment Amount, the first Proceeds shall be distributed as follows:

(i)	first, 100.0% to the Funder until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder under Phases I and II;

(ii)

second, 100.0% to the Funder until the cumulative amount distributed to the Funder equals an additional 300.0% of Phase I Investment Amount; plus an additional 300% of the Tranche A Committed Amount (i.e. 300.0% of $3.5 million), less any amounts remaining of the Tranche A Committed Amount that the Funder did not pay as Claims Payments; plus an additional 300.0% of the Tranche B Committed Amount (i.e. 300.0% of $1.5 million), if the Claimholder exercises the Tranche B funding option, less any amounts remaining of the Tranche B Committed Amount that the Funder did not pay as Claims Payments;

(iii)

third, for each $10,000 in specified fees and expenses paid by the Funder under Phase I and Phase II and any amounts over each $10,000 of the Tranche A Committed Amount and the Tranche B Committed Amount (if the Claimholder exercises the Tranche B funding option), 0.01% of the total Proceeds from any recoveries after repayment of (i) and (ii) above, to the Funder; and

(iv)	thereafter, 100% to the Claimholder.

The Agreement provides that if no Proceeds are ever paid to or received by the Claimholder or its representatives, the Funder shall have no right of recourse or right of action against the Claimholder or its representatives, or any of their respective property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. If (a) Proceeds are paid to or received by the Claimholder or its representatives; (b) such Proceeds are promptly applied and/or distributed by the Claimholder or on behalf of the Claimholder in accordance with the terms of the Agreement; and (c) the amount received by the Funder as a result thereof is not sufficient to pay all of the Recovery Percentage and all of the amounts due to the Funder under the Agreement, then (provided that all of the Proceeds which the Funder will ever be entitled to have been paid to or received by the Funder), the Funder shall have no right of recourse or action against the Claimholder or its Representatives, or any of their property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. Pursuant to the Agreement, the Claimholder acknowledged the Funder’s priority right, title, and interest in any Proceeds, including against any available collateral to secure its obligations under the Agreement, which security interest shall be first in priority as against all other security interests in the Proceeds. The Claimholder also acknowledged and agreed to execute and authorize the filing of a financing statement or similar and to take such other actions in such jurisdictions as the Funder, in its sole discretion, deems necessary and appropriate to perfect such security interest. The Agreement also includes representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions customary for comparable arrangements.

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

In conjunction with the Note and Warrant Purchase Agreement related to Note 8 – Operating loan 2018 in NOTE H, we originally issued warrants to purchase an aggregate of 65,625 shares of common stock in connection with the notes that were issued. These warrants had an expiration date of July 21, 2021. These warrants had an exercise price of $12.00 and were exercisable to purchase 65,625 shares of our common stock. On July 8, 2019 we entered into a Second Amendment to Note and Warrant Purchase Agreement and Warrant Modification Agreement. As a result, the lenders now hold warrants to purchase 196,135 shares of our common stock at an exercise price of $5.756 per share. These warrants are exercisable at any time until July 12, 2024.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three-month period ended June 30, 2019 and 2018 was $23,000 and $103,904, respectively. The share-based compensation charged against income for the six-month period ended June 30, 2019 and 2018 was $46,000 and $207,808, respectively.

On March 26, 2019, our Board of Directors adopted and approved the 2019 Stock Incentive Plan, which was approved by our stockholders on June 3, 2019. The plan expires on June 3, 2029. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The Plan is capitalized with 800,000 shares that may be granted. No awards were made from the Plan prior to the effective date. The Plan includes the following features: no “evergreen” share reserve, prohibits liberal sharing recycling, no repricing permitted without stockholder approval, no stock option reload features, no transfers of awards for value and dividends and dividends equivalent shall accrue and be paid only if and to the extent the common stock underlying the award become vested or payable.

We did not grant employee stock options in the three-month periods ended June 30, 2019 and 2018. When granted, the weighted average fair value of stock options granted will be determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE J – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At June 30, 2019, our uninsured cash balance was $138,034.

We do not currently have any debt obligations with variable interest rates.

NOTE K – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	June 30, 2019	December 31, 2018
“Cambridge” project	$—	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$3,818,750	$4,643,750

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

We have numerous marine projects in various stages of development around the world for ourselves and on behalf of clients. In order to protect the targets of our planned survey, search or recovery operations, we may defer disclosing specific information relating to our projects until we have located shipwrecks, mineral deposits or other potentially valuable sources of interest and determined a course of action to protect our property rights and those of our clients. With respect to mineral deposits, SEC Industry Guide 7 outlines the Commission’s basic mining disclosure policy and what information may be disclosed in public filings. With respect to shipwrecks, the identity of the ship may be indeterminable, and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable. If work is conducted on behalf of a client, release of information may be limited by the client.

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

At a hearing on April 24, 2019, the Tribunal Federal de Justicia Administrativa (TFJA) advised ExO that in light of a procedural issue arising under Mexican law, its current application would have to be resubmitted to the court in a different form. The TFJA issued a formal order on June 17, 2019 which allows ExO to file an alternative administrative action. ExO plans to utilize that option to seek annulment of SEMARNAT’s decision of October 12, 2018.

According to ExO’s Mexican legal counsel, the TFJA’s recent determination is neither a reversal of their unanimous decision of March 21, 2018, which nullified SEMARNAT’s original denial of the MIA on April 7, 2016, nor is it a validation of the legality of SEMARNAT’s denial of the MIA October 12, 2018.

To move to the next phase of development of the deposit, Odyssey and its subsidiaries need the issuance of this environmental permit. Odyssey and its subsidiary ExO continue to work with our Mexican partners to obtain the necessary environmental permission as noted in the Court’s ruling of March 21, 2018.

We have full confidence in the environmental and economic merits of our venture in Mexico. We are taking all necessary steps to protect our interests. The past administration in Mexico has treated our environmental permit request in a manifestly arbitrary and discriminatory manner, in bad faith and in clear disregard of their own applicable legal regime. In these circumstances, to protect our rights and to defend shareholder value, on January 4, 2019, we formally filed notice of our intention (NOI) to file a claim against Mexico under provisions of the North American Free Trade Agreement (NAFTA) assuring fair treatment of foreign investments. Filing a NOI initiates a consultation period during which we and the Mexican Government are to seek amicably to resolve this dispute. The first consultation was conducted on April 2, 2019 and a Notice of Arbitration was filed on April 5, 2019 to protect our rights under NAFTA.. We intend to continue to work diligently and in good faith with Mexico’s current administration to achieve an equitable resolution of this dispute, but we are prepared to proceed with the full NAFTA arbitration process if necessary. On June 14, 2019, Odyssey executed an agreement that will provide up to $6.5 million in funding for prior, current and future projected costs of the NAFTA action. The lender will not have any right of recourse if the result is other than the environmental permit is awarded or if proceeds are received.

Additional Mineral Projects

We have two additional strategic mineral projects currently under development.

One project is being conducted under contract with CIC LLC, a mineral development company, working in the South Pacific where we are receiving cash and equity for services rendered to the venture. This model is in line with the company’s strategic plan. CIC, LLC is majority owned and controlled by Greg Stemm, the past Chairman of the Board for our Company. See NOTES C, D and E.

Additionally, on July 9, 2019, Odyssey acquired a 79.9% equity interest in Bismarck Mining Corporation (PNG) LTD (Bismarck) in exchange for 249,584 shares of Odyssey’s common stock.

Bismarck’s primary asset is an exclusive exploration license covering approximately 320 square kilometers of subsea area containing at least five prospective exploration targets in two different mineralization types: seamount-related epithermal and modern placer gold. In connection with the acquisition by Odyssey, Bismarck and the seller entered into a royalty agreement that provides for Bismarck to pay the seller a 2.496% net smelter royalty on minerals mined from the license area.

The license area is adjacent to Lihir Island in Papua New Guinea where one of the world’s largest known terrestrial gold deposits is currently being mined and processed by a major international mining company.

The deposit has significant strategic value to Odyssey and adds valuable diversification to the company’s mineral property portfolio. Previous exploration expeditions in the license area, including a survey conducted by Odyssey, indicate a polymetallic resource with commercially viable grade gold content may exist. Additionally, the two subaqueous debris fields within the area and adjacent to the terrestrial Ladolam Gold Mine are believed to have originated from the same volcanogenic source that is currently being mined on Lihir.

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

Three-months ended June 30, 2019, compared to three-months ended June 30, 2018

Increase/(Decrease)			2019 vs. 2018
(Dollars in millions)	2019	2018	$	%
Total revenues	$0.8	$1.1	$(0.3)	28%

Marketing, general and administrative	1.6	1.5	0.1	5%
Operations and research	1.7	0.5	1.2	269%

Total operating expenses	$3.2	$1.9	$1.3	66%

Other income (expense)	$(1.3)	$(0.7)	$0.6	74%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.0	$1.0	$0.0	0%

Net income (loss)	$(2.8)	$(0.6)	$(2.1)	332%

Revenue

Revenue is primarily generated through the sale of technical and marine services either through expedition charters or for the services from our crew and equipment that are on a fee or cost-plus basis.

Total revenue in the current quarter was $0.8 million, a $0.3 million decrease compared to in the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. We provided these services to our related party customer Magellan during both of these periods as well as providing mineral related services in 2019 to the deep-sea mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative increased $0.1 million to $1.6 million for the three-month period ended June 30, 2019 compared to $1.5 million from the same period in 2018. There are several variances that resulted in this increase period over period variance. Personnel costs decreased by $0.1 million due to few employee and share-based compensation, an increase of $0.1 million in director fees as a result of not receiving cash compensation in 2018, a $0.1 million increase in financing related fees, an increase of $0.1 million related to admiralty legal support and a $0.1 million decrease in general corporate overhead.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which includes all vessel and charter operations. Operations and research expenses increased by $1.2 million from 2018 to 2019 primarily as a result of the following items: (i) the prior period contained a gain of sale of marine assets for $1.0 million, (ii) a $0.1 million decrease in mineral technical services and related travel, (iii) a $0.1 million decrease in marine recovery labor and (iv) a $0.4 million increase in legal fees incurred in support of efforts undertaken while we try to secure the environmental permit for our Mexican subsidiary.

Other Income and Expense

Other income and expense generally consists of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. We currently do not have any derivatives. Total other income and expense was $1.3 and $0.7 million in net expenses for 2019 and 2018, respectively, resulting in a net expense increase of $0.6 million. This variance was primarily attributable to an increase in interest expense of $0.5 million from recording the beneficial conversion feature tied to a promissory note.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2019 or 2018.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the second quarter of 2019 was $1.0 million as compared to $1.0 million in the second quarter of 2018.

Six-months ended June 30, 2019, compared to Six-months ended June 30, 2018

Increase/(Decrease)			2019 vs. 2018
(Dollars in millions)	2019	2018	$	%
Total revenues	$1.6	$1.6	$(0.0)	1%

Marketing, general and administrative	2.9	2.9	(0.1)	2%
Operations and research	3.4	1.5	1.9	130%

Total operating expenses	$6.3	$4.4	$1.8	42%

Other income (expense)	$(1.4)	$(1.4)	$0.0	0%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$2.2	$1.9	$0.3	16%

Net income (loss)	$(3.9)	$(2.4)	$1.5	65%

Revenue

Total revenue was $1.6 million, the same amount as in the same period a year ago. The revenue generated in each period was a result of performing marine research, search and recovery operations for our customers. We provided these services to our related party customer Magellan during both of these periods as well as providing mineral related services in 2019 to the deep-sea mineral exploration company, CIC, which is owned and controlled by our past Chairman of the Board (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses decreased by $0.1 million from $2.9 million in 2018 to $2.8 million in 2019 primarily as a result of (i) a reduction of $0.2 million of personnel compensation and related expenses which includes share-based compensation and (ii) a $0.1 million increase in independent director meeting fees and (iii) an increase of $0.1 million in professional legal primarily related to defending the HMS Victory and (iv) a $0.1 million reduction in corporate overhead.

Operations and research expenses increased by $1.9 million from 2018 to 2019 primarily as a result of the following offsetting items: (i) the prior period contained a gain of sale of marine assets for $1.0 million, (ii) an increase of $0.1 million in marine service labor mainly attributable to a net project staffing and equipment rental, (iii) a $0.1 million decrease related to depreciation and corresponding equipment insurance, (iv) an increase of $0.9 million related legal fees incurred in support of efforts undertaken while we try to secure the environmental permit for our Mexican subsidiary.

Other Income and Expense

Other income and expense has generally consisted of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. We currently do not have any derivatives. Total other income and expense remained the same at $1.4 and $1.4 million in net expenses for 2019 and 2018, respectively. Interest expense increased by $0.8 million which is predominantly the $0.7 million beneficial conversion feature accretion on our promissory note. This interest expense increase was offset by an increase in other income of $0.8 million which is the reclassification of our Revenue Participation Rights for our Cambridge project, see NOTE K for further information. Interest expense for bother periods primarily relates to our outstanding convertible debt balances, see NOTE H for further details.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2019 or 2018.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first six months of 2019 was $2.2 million as compared to $1.9 million in the first six months of 2018. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

	Six-Months Ended
(In thousands)	June 30, 2019	June 30, 2018
Summary of Cash Flows:
Net cash used by operating activities	$(2,191)	$(3,208)
Net cash provided by investing activities	(15)	994
Net cash provided by financing activities	(207)	1,672

Net (decrease) increase in cash and cash equivalents	$(2,414)	$(542)
Beginning cash and cash equivalents	2,787	1,108

Ending cash and cash equivalents	$372	$566

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2019 was $2.2 million, a decrease of $1.0 million compared to the same period in 2018. This net cash used by operating activities reflected a net loss before non-controlling interest of $(6.0) million offset in part by non-cash items of $(0.4) million which primarily included depreciation and amortization of $0.1 million, note payable interest accretion of $0.6 million and a reduction of deferred income of $0.8 million as well as a noncash use of $0.4 million for an investment in an unconsolidated entity. Other operating activities resulted in an increase in working capital of $4.3 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2019 comprised the $4.3 million.

Cash flows used by investing activities for the six months of 2019 were $0.01 million compared to $1.0 million provided by for the same period in 2018. The same period during 2018 includes a payment of $1.0 million from Magellan for the purchase of certain marine assets, see NOTE L.

Cash flows used by financing activities for the first six months of 2019 were $0.2 million which represents repayments of financed obligations. For the same period in 2018, we borrowed the final tranche of $0.4 million from MINOSA, increased our SMOM note payable by $0.5 and received $1.0 million from Monaco. This cash inflow was partially offset by repayment of debt obligations of $0.2 million.

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2019, we had cash and cash equivalents of $0.4 million, a decrease of $2.4 million from the December 31, 2018 balance of $2.8 million. This decrease was primarily the net result of cash flows associated with the year-to-date operating net cash used.

Financial debt of the company, excluding any derivative, of which we currently do not have, or beneficial conversion feature components of such, remained at $30.4 million at June 30, 2019, unchanged from the balance at December 31, 2018.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at June 30, 2019 was $14.75 million.

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

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at June 30, 2019 is $1.0 million.

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

Promissory Note

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which was May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at June 30, 2019 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At June 30, 2019, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

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

Promissory Note

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at June 30, 2019. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full.

Promissory Note

On July 12, 2018, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with two individuals (the “Lenders”), one of whom holds in excess of 5.0% of our outstanding common stock. Pursuant to the Purchase Agreement, the Lenders agreed to lend an aggregate of $1,050,000, which is the balance at June 30, 2019, to us, which was advanced in three tranches on July 12, 2018, $500,000, August 17, 2018, $300,000 and October 4, 2018, $250,000. The indebtedness is evidenced by secured convertible promissory notes (the “Notes”) and bears interest at a rate equal to 8.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Notes and all accrued interest and fees are due and payable on July 12, 2019.

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

Term Extension (July 8, 2019) subsequent event

Subsequent to the end of the second quarter, on July 8, 2019, we entered into a Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement with certain lenders pursuant to which certain terms and provisions of the notes and warrants held by the lenders were amended or otherwise modified. The material terms and provisions that were amended or otherwise modified are: the maturity date of the notes was extended by one year; the conversion rate of the notes and the exercise price of the warrants were adjusted to $5.756 per share; the notes are no longer secured; the securities into which the notes may be converted was modified; and the exercise period of the warrants was extended. As amended, the outstanding balance of principal and interest under the notes are convertible into shares of our common stock at $5.76 per share, and the warrants are exercisable to purchase an aggregate of 196,135 shares of our common stock. Management is currently reviewing the transaction details to determine the appropriate accounting treatment for the modification.

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to fund specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. As of June 30, 2019, we have not received funding under the agreement. Management is currently reviewing the details of the transaction details to determine the appropriate accounting treatment.

Under the terms of the Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $6,500,000 (the “Maximum Investment Amount”). The Maximum Investment Amount will be made available to the Claimholder in two phases, as set forth below:

(c)	a first phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $1,500,000 for the payment of antecedent and ongoing costs (“Phase I Investment Amount”); and

(d)

a second phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $5,000,000 for the purposes of pursuing the Subject Claim to a final award (“Phase II Investment Amount”).

Upon exhaustion of the Phase I Investment Amount, the Claimholder will have the option to request Tranche A of the Phase II Investment Amount, consisting of funding up to $3.5 million (“Tranche A Committed Amount”). Upon exhaustion of the Tranche A Committed Amount, the Claimholder will have the option to request Tranche B of the Phase II Investment Amount, consisting of funding of up to $1.5 million (“Tranche B Committed Amount”). The Claimholder must exercise its option to receive the Tranche A Committed Amount in writing, no less than thirty days before submitting a Funding Request to the Funder under Tranche A. The Claimholder must exercise its option to receive the Tranche B Committed Amount in writing within forty-five days after the exhaustion of the Tranche A Committed Amount. Pursuant to the Agreement, the Claimholder agreed that, upon exercising the Claimholder’s option to receive funds under Phase I, Tranche A of Phase II, or Tranche B of Phase II, the Funder will be the sole source of third-party funding for the specified fees and expenses of the Subject Claim under each respective phase and tranche covered by the option exercised, and the Claimholder will obtain funding for such fees and expenses only as set forth in the Agreement. The Funder will retain a closing fee of $80,000 for the Phase I Investment Amount, and $80,000 for the Phase II Investment Amount to pay third parties in connection with due diligence and other administrative and transaction costs incurred by the Funder prior to and in furtherance of execution of the Agreement.

Upon the Funder making Claims Payments to the Claimholder or its designees in an aggregate amount equal to the Maximum Investment Amount, the Funder has the option to continue funding the specified fees and expenses in relation to the Subject Claim on the same terms and conditions provided in the Agreement. The Funder must exercise its option to continue funding in writing, within thirty days after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount. If the Funder exercises its option to continue funding, the parties agreed to attempt in good faith to amend the Agreement to provide the Funder with the right to provide at the Funder’s discretion funding in excess of the Maximum Investment Amount, in an amount up to the greatest amount that may then be reasonably expected to be committed for investment in Subject Claim. If the Funder declines to exercise its option, the Claimholder may negotiate and enter into agreements with one or more third parties to provide funding, which shall be subordinate to the Funder’s rights under the Agreement.

The Agreement provides that the Claimholder may at any time without the consent of the Funder either settle or refuse to settle the Subject Claim for any amount; provided, however, that if the Claimholder settles the Subject Claim without the Funder’s consent, which consent shall not be unreasonably withheld, conditioned, or delayed, the value of the Recovery Percentage (as defined below) will be deemed to be the greater of (a) the Recovery Percentage (under Phase I or Phase II, as applicable), or (b) the total amount of all Claims Payments made in connection with such Subject Claim multiplied by three (3).

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (IRR) of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the “Conversion Amount”). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an IRR of 100.0%, retroactive to the conversion date (the “Penalty Interest Amount”). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder.

If, at any time after exercising its option to receive funds under either Tranche A or Tranche B of Phase II, the Claimholder wishes to fund the Subject Claim with its own capital (“Self-Funding”) (which excludes any Claims Payments made, either directly or indirectly, by any other third party), the Claimholder shall immediately pay to the Funder the Conversion Amount, provided that this requirement shall not apply if, after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount, the Funder does not exercise its option to provide Follow-On Funding.

In the event of any receipt of proceeds resulting from the Subject Claim (“Proceeds”), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder’s rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding.

On each Distribution Date, distributions of the Proceeds shall be made to the Claimholder and the Funder in accordance with subparagraph (a) or (b) below (the “Recovery Percentage”), as applicable:

(a)	If the Claimholder receives only the Phase I Investment Amount from the Funder, the first Proceeds shall be distributed as follows:

(i)	first, 100.0% to the Funder, until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder under Phase I;

(ii)	second, 100.0% to the Funder until the cumulative amount distributed to the Funder equals an IRR of 20% of Claims Payments paid by the Funder under Phase I (“Phase I Compensation”), per annum; and

(iii)	thereafter, 100.0% to the Claimholder.

(c)	If the Claimholder exercises its options to receive Tranche A or both Tranche A and Tranche B of the Phase II Investment Amount, the first Proceeds shall be distributed as follows:

(i)	first, 100.0% to the Funder until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder under Phases I and II;

(ii)

second, 100.0% to the Funder until the cumulative amount distributed to the Funder equals an additional 300.0% of Phase I Investment Amount; plus an additional 300% of the Tranche A Committed Amount (i.e. 300.0% of $3.5 million), less any amounts remaining of the Tranche A Committed Amount that the Funder did not pay as Claims Payments; plus an additional 300.0% of the Tranche B Committed Amount (i.e. 300.0% of $1.5 million), if the Claimholder exercises the Tranche B funding option, less any amounts remaining of the Tranche B Committed Amount that the Funder did not pay as Claims Payments;

(iii)

third, for each $10,000 in specified fees and expenses paid by the Funder under Phase I and Phase II and any amounts over each $10,000 of the Tranche A Committed Amount and the Tranche B Committed Amount (if the Claimholder exercises the Tranche B funding option), 0.01% of the total Proceeds from any recoveries after repayment of (i) and (ii) above, to the Funder; and

(iv)	thereafter, 100% to the Claimholder.

The Agreement provides that if no Proceeds are ever paid to or received by the Claimholder or its representatives, the Funder shall have no right of recourse or right of action against the Claimholder or its representatives, or any of their respective property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. If (a) Proceeds are paid to or received by the Claimholder or its representatives; (b) such Proceeds are promptly applied and/or distributed by the Claimholder or on behalf of the Claimholder in accordance with the terms of the Agreement; and (c) the amount received by the Funder as a result thereof is not sufficient to pay all of the Recovery Percentage and all of the amounts due to the Funder under the Agreement, then (provided that all of the Proceeds which the Funder will ever be entitled to have been paid to or received by the Funder), the Funder shall have no right of recourse or action against the Claimholder or its Representatives, or any of their property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. Pursuant to the Agreement, the Claimholder acknowledged the Funder’s priority right, title, and interest in any Proceeds, including against any available collateral to secure its obligations under the Agreement, which security interest shall be first in priority as against all other security interests in the Proceeds. The Claimholder also acknowledged and agreed to execute and authorize the filing of a financing statement or similar and to take such other actions in such jurisdictions as the Funder, in its sole discretion, deems necessary and appropriate to perfect such security interest. The Agreement also includes representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions customary for comparable arrangements.

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

Our consolidated non-restricted cash balance at June 30, 2019 was $0.4 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at June 30, 2019 of $44.0 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $2.5 million at June 30, 2019 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. We had no leases at the time of adoption of this lease standard. Subsequent to quarter end, we entered into a lease which will follow the new accounting standard (see NOTE G).

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

The Company is not currently a party to any litigation. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.

ITEM 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Investors should consider such risk factors, as well as the risk factor set forth below, prior to making an investment decision with respect to the Company’s securities.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 6.	Exhibits

10.1	International Claims Enforcement Agreement dated June 14, 2019 (Filed herewith electronically)

10.2	Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement dated July 8, 2019 (Filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 9, 2019	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)