Form 10-Q
period 2019-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2019-11-14
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 S. Hoover Blvd., Suite 210, Tampa, FL 33609

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

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 31, 2019 was 9,478,003.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$303,677	$2,786,832
Restricted cash	10,135	10,135
Accounts receivable and other, net	304,404	789,421
Other current assets	307,172	1,016,136

Total current assets	925,388	4,602,524

PROPERTY AND EQUIPMENT
Equipment and office fixtures	10,664,948	11,033,536
Right of use – operating lease, net	570,398	—
Accumulated depreciation	(10,644,896)	(10,915,557)

Total property and equipment	590,450	117,979

NON-CURRENT ASSETS
Investment in unconsolidated entity	1,414,674	752,667
Exploration license	1,821,251	—
Other non-current assets	26,805	—

Total non-current assets	3,262,730	752,667

Total assets	$4,778,568	$5,473,170

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,859,627	$2,772,423
Accrued expenses and other	13,216,612	9,804,546
Operating lease obligation	88,970	—
Loans payable	30,661,012	29,448,988

Total current liabilities	48,826,221	42,025,957

LONG-TERM LIABILITIES
Deferred income and revenue participation rights	3,818,750	4,643,750
Operating lease obligation	482,886	—
Loans payable	1,409,980	—

Total long-term liabilities	5,711,616	4,643,750

Total liabilities	54,537,837	46,669,707

Commitments and contingencies (NOTE H)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 9,478,003 and 9,222,199 issued and outstanding	948	922
Additional paid-in capital	221,022,457	217,993,953
Accumulated (deficit)	(248,054,346)	(239,882,346)

Total stockholders’ equity/(deficit) before non-controlling interest	(27,030,941)	(21,887,471)
Non-controlling interest	(22,728,328)	(19,309,066)

Total stockholders’ equity/(deficit)	(49,759,269)	(41,196,537)

Total liabilities and stockholders’ equity/(deficit)	$4,778,568	$5,473,170

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUE
Recovered cargo sales and other	$278,599	$260,763	$830,674	$569,083
Expedition	483,576	625,564	1,500,865	1,902,476

Total revenue	762,175	886,327	2,331,539	2,471,559

OPERATING EXPENSES
Marketing, general and administrative	2,110,523	1,359,898	4,979,776	4,297,301
Operations and research	2,122,394	1,070,916	5,513,366	2,544,559

Total operating expenses	4,232,917	2,430,814	10,493,142	6,841,860

INCOME (LOSS) FROM OPERATIONS	(3,470,742)	(1,544,487)	(8,161,603)	(4,370,301)
OTHER INCOME (EXPENSE)
Interest expense	(2,049,987)	(816,732)	(4,308,098)	(2,258,149)
Gain (loss) on debt extinguishment	(290,024)	—	(290,024)	—
Other	(35,093)	38,185	802,747	54,052

Total other income (expense)	(2,375,104)	(778,547)	(3,795,375)	(2,204,097)

(LOSS) BEFORE INCOME TAXES	(5,845,846)	(2,323,034)	(11,956,978)	(6,574,398)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(5,845,846)	(2,323,034)	(11,956,978)	(6,574,398)
Non-controlling interest	1,616,013	1,013,759	3,784,978	2,878,806

NET (LOSS)	$(4,229,833)	$(1,309,275)	$(8,172,000)	$(3,695,592)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.45)	$(0.15)	$(0.88)	$(0.44)

Weighted average number of common shares outstanding
Basic	9,456,300	8,466,909	9,301,796	8,466,909

Diluted	9,456,300	8,466,909	9,301,796	8,466,909

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT) - Unaudited

	Three-month Period Ended September 30, 2019
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
June 30, 2019	$923	$218,066,351	$(243,824,513)	$(21,478,031)	$(47,235,270)
Share-based compensation		679,600			679,600
Asset acquisition	25	1,407,628		365,716	1,773,369
Debt modification		868,878			868,878
Net (loss)			(4,229,833)	(1,616,013)	(5,845,846)

September 30, 2019	$948	$221,022,457	$(248,054,346)	$(22,728,328)	$(49,759,269)

	Three-month Period Ended September 30, 2018
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
June 30, 2018	$847	$212,311,151	$(237,096,227)	$(17,242,264)	$(42,026,493)
Share-based compensation		103,904			103,904
Fair value of warrants attached to convertible debt		229,438			229,438
Beneficial conversion feature attached to convertible debt		570,562			570,562
Net (loss)			(1,309,275)	(1,013,759)	(2,323,034)

September 30, 2018	$847	$213,215,055	$(238,405,502)	$(18,256,023)	$(43,445,623)

	Nine-month Period Ended September 30, 2019
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2018	$922	$217,993,953	$(239,882,346)	$(19,309,066)	$(41,196,537)
Share-based compensation	1	751,998			751,999
Asset acquisition	25	1,407,628		365,716	1,773,369
Debt modification		868,878			868,878
Net (loss)			(8,172,000)	(3,784,978)	(11,956,978)

September 30, 2019	$948	$221,022,457	$(248,054,346)	$(22,728,328)	$(49,759,269)

	Nine-month Period Ended September 30, 2018
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2017	$847	$212,103,344	$(234,709,910)	$(15,377,217)	$(37,982,936)
Share-based compensation		311,711			311,711
Fair value of warrants attached to convertible debt		229,438			229,438
Beneficial conversion feature attached to convertible debt		570,562			570,562
Net (loss)			(3,695,592)	(2,878,806)	(6,574,398)

September 30, 2018	$847	$213,215,055	$(238,405,502)	$(18,256,023)	$(43,445,623)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine-Months Ended
	September 30 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(11,956,978)	$(6,574,398)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Director fees paid with equity instruments	701,399	—
Depreciation and amortization	113,422	375,986
Right of use asset amortization	20,213	—
Gain on sale of equipment	—	(897,664)
Note payable interest accretion	922,000	56,962
Non-cash marine service revenue	(662,007)	(529,882)
Share-based compensation	50,600	311,711
Terminated revenue participation	(825,000)	—
Loss on debt extinguishment	290,024	—
Debt modification inducement	868,878	—
(Increase) decrease in:
Accounts receivable	485,017	(455,917)
Other assets	637,793	209,307
Increase (decrease) in:
Accounts payable	2,087,204	724,504
Accrued expenses and other	3,615,904	2,407,524

NET CASH (USED) BY OPERATING ACTIVITIES	(3,651,531)	(4,371,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit related to the future sale of marine assets	—	1,003,662
Purchase of property and equipment	(15,492)	(9,624)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(15,492)	994,038

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash held as collateral	—	(125)
Proceeds from issuance of notes payable	1,409,980	1,675,000
Settlement receipts from contractual obligation	—	15,000,000
Payment of contractual obligation	—	(14,000,000)
Payment of operating lease liability	(18,755)	—
Repayment of debt obligations	(207,357)	(274,875)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,183,868	2,400,000

NET INCREASE (DECREASE) IN CASH	(2,483,155)	(977,829)
CASH AT BEGINNING OF PERIOD	2,786,832	1,108,193

CASH AT END OF PERIOD	$303,677	$130,364

SUPPLEMENTARY INFORMATION:
Interest paid	$1,114,021	$867,442
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Acquisition of equipment with debt	$—	$74,004
Established right of use asset with debt obligation per ASC 842	$590,612	$—

Non-Cash Disclosure:

During the three months ended March 31, 2018, we converted $1.0 million of amounts advanced related to the contractual obligation settlement to a loan with Monaco Financial, LLC. During April 2018 the parties agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan. See NOTE I

During August 2019, we commenced with a new five-year operating lease for our headquarters which resulted in a right-of-use asset and corresponding operating lease liability of $590,612.

On July 9, 2019, we acquired a 79.9% equity interest in Bismarck Mining Corporation (PNG) LTD (Bismarck) in exchange for 249,584 shares ($1,407,653) of our common stock

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2019 and the results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

Recent accounting pronouncements

Accounting standards to be or was implemented in 2019

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. We had no leases at the time of adoption of this lease standard. We entered into an operating lease during the period ended September 30, 2019 as well as one subsequent to this quarter for which we will follow the new accounting standard (see NOTE H).

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

Accounting standards not yet adopted

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows a reporting entity to disclose that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. The use of reasonable estimates, when needed, have been disclosed in NOTE G of the consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned, direct and indirect wholly owned subsidiaries, domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling interest are presented within equity and net income and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing inter-company balances, which are eliminated upon consolidation, include features allowing the liability to be converted into equity of a subsidiary, which if exercised, could increase the direct or indirect interest of the Company in the non-wholly owned subsidiaries.

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

For the nine-months ended September 30, 2019 and 2018, the weighted average common shares outstanding year-to-date were 9,301,796 and 8,466,909, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Average market price during the period	$4.72	$7.89	$5.35	$7.05
In the money potential common shares from options excluded	9,449	14,689	10,984	13,759
In the money potential common shares from warrants excluded	30,507	66,465	41,046	60,084

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine-Months Ended
Per share exercise price	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Out of the money options excluded:
$12.48	136,833	136,833	136,833	136,833
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158
Out-of-the-money warrants excluded:
$5.76	196,135	—	196,135	—
$7.16	700,000	—	700,000	—
$12.00	—	50,000	—	50,000

Total excluded	1,112,293	266,158	1,112,293	266,158

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Potential common shares from unvested restricted stock awards excluded from EPS	41,667	132,826	41,667	132,826

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss)	$(4,229,833)	$(1,309,275)	$(8,172,000)	$(3,695,592)

Numerator, basic and diluted net income (loss) available to stockholders	$(4,229,833)	$(1,309,275)	$(8,172,000)	$(3,695,592)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	9,456,300	8,466,909	9,301,796	8,466,909

Common shares outstanding for basic	9,456,300	8,466,909	9,301,796	8,466,909

Shares used in computation – diluted:
Common shares outstanding for basic	9,456,300	8,466,909	9,301,796	8,466,909

Shares used in computing diluted net income per share	9,456,300	8,466,909	9,301,796	8,466,909

Net (loss) per share – basic	$(0.45)	$(0.15)	$(0.88)	$(0.44)
Net (loss) per share – diluted	$(0.45)	$(0.15)	$(0.88)	$(0.44)

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

Fair Value of Financial Instruments

Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and loans payable. We carry cash and cash equivalents, accounts payable and accrued liabilities, and loans payable at the approximate fair market value, and, accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. We carry derivative financial instruments at fair value as is required under current accounting standards. Redeemable preferred stock has been carried at historical cost and accreted carrying values to estimated redemption values over the term of the financial instrument.

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

NOTE C – ACCOUNTS RECEIVABLE AND OTHER

Our accounts receivable consist of the following:

	September 30, 2019	December 31, 2018
Trade	$28,159	$9,466
Related party	234,955	664,596
Other	41,290	115,359

Total accounts receivable and other	$304,404	$789,421

Monaco and its affiliates owe us $141,738 and $612,498 for the periods ended September 30, 2019 and December 31, 2018, respectively, for support services and marine services rendered on their behalf. See NOTE D for further information regarding Monaco. During the quarter ended September 30, 2018, we began providing services for CIC LLC (“CIC”), a deep-sea mineral exploration company in which our past Chairman of the Board, Greg Stemm, has a controlling ownership interest. See NOTE D for further information. At September 30, 2019 and December 31, 2018, respectively, the company owed us $91,547 and $52,098, respectively. Monaco and CIC comprise the majority of the September 30, 2019 related party balance.

NOTE D – RELATED PARTY TRANSACTIONS

Based on the economic substance of our prior business transactions with Monaco Financial, LLC, we continue to consider Monaco to be an affiliated company, thus a related party. We do not own any financial interest in Monaco. We had accounts receivable from Monaco and affiliates at September 30, 2019 of $141,738 and at December 31, 2018 of $612,498. We had general operating payables owed to Monaco at September 30, 2019 of $232,542 and at December 31, 2018 of $233,855. See NOTE I for further debt arrangements between the entities. We are currently performing marine shipwreck search and recovery services for this related party and recognized 2019 year to date revenue of approximately $1.5 million.

During 2018 we entered into a services agreement with and continue to provide services to a deep-sea mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm, the past Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We are providing these services pursuant to a Master Services Agreement that provides for back office services in exchange for a recurring monthly fee as well as other mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the 2019 year to date, we invoiced CIC a total of $681,456, which was for back office technical and support services. Included in this amount is $662,007 which shall be deemed as consideration for equity units in CIC. Billings related to cash amounted to $19,449 for the same period. We have the option to accept equity in lieu of the amount expected to be paid in cash. See NOTE C for related accounts receivable at September 30, 2019 and NOTE F for our investment in an unconsolidated entity.

During September 2019, we entered into an arrangement with a company controlled by one of our directors relating to its possible participation in a pending financing arrangement. Upon entering the arrangement, we received an earnest deposit of $150,000. If the company’s participation was not required, the arrangement called for the return of the $150,000 deposit plus a 10% break-up-fee. The deposit and break-up fee will most likely be paid subsequent the end of the third quarter of 2019. The deposit and break-up fee are included in accrued expenses and other in our statement of consolidated balance sheets.

During the quarter ended September 30, 2019, we received an earnest money deposit of $450,000 from a company controlled by Greg Stemm, our past Chairman of the Board. The earnest money deposit relates to a draft agreement related to potential sell of a stake of our equity in CIC. As of this report date, this transaction has not yet been consummated. The deposit is included in accrued expenses and other in our statement of consolidated balance sheets.

NOTE E – EXPLORATION LICENSE

On July 9, 2019 we acquired a 79.9% interest in Bismarck Mining Corporation (PNG) Limited (“Bismarck”), a Papua New Guinea company that was organized for the purpose of exploring the deep waters off the coast for precious metals. We evaluated the transaction under ASU 2017-01 Business Combinations (Topic 805) and determined that Bismarck did not meet the definition of a business so the transaction represented an acquisition of assets rather than a business combination. Asset acquisitions do not give rise to goodwill. Rather, the sum of the fair value of the consideration given, together with transaction costs is allocated to the individual assets acquired and liabilities assumed based on their relative fair values which were more clearly evident and, thus, more reliably measurable at the date of acquisition under ASC 805-50-30-2 Initial Measurement. In the future, the recoverability will be tested whenever events or changes in circumstances indicate that its carrying amount may not be recoverable per the guidance of ASC 360-10-35-21 Subsequent Measurement.

The consideration paid for the asset acquisition consisted of the following:

Fair value of 249,584 common shares issued	$1,407,653
Direct transaction costs	46,113

Total consideration paid	$1,453,766

The consideration was allocated as follows:

Intangible asset- exploration license rights	$1,821,251
Current assets	1,747
Current liabilities	(3,516)
Less: Non-controlling interest	(365,716)

Total net assets acquired	$1,453,766

Included in this acquisition are the rights Bismarck’s exploration license which is renewable every two years. Per ASC 350-30-35-3, management has deemed the rights to this license to have an indefinite life. In determining if the rights to the license has an indefinite or finite life required us to consider the nature of the renewal process and any additional economic factors, if any, required when renewing this license. We currently expect to use and renew the related license indefinitely, and we do not believe there are currently any legal, regulatory, or contractual provisions that are expected to limit the useful life of the related exploration license or indicate that the useful life is other than indefinite. The exploration license is also not dependent on, or specifically associated with, another asset or group of assets that would limit the useful life of the intangible asset or indicate that the useful life is other than indefinite. Management’s assumptions regarding our ability to successfully renew or extend the exploration license are based on Bismarck’s historical experience. Bismarck was established in 2006 and they have historically renewed and extended the exploration license without a lapse in their ability to use the license. The license has also never been revoked. We will not incur significant maintenance costs related to the license. There is an annual fee due of approximately $14,000 to maintain the license.

This amount is much less than the carrying amount of the license and the cost is not expected to prohibit continued renewals of the license in the future. Based on all the factors considered above, management believes it is appropriate to assign indefinite useful life to the acquisition of the rights for the exploration license.

NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of September 30, 2019, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

CIC LLC

In 2018, began providing services to CIC LLC, a company controlled by Greg Stemm, the past Chairman of the Board for Odyssey (See NOTE D for related parties). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined that we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At September 30, 2019, the accumulated investment in the entity is $1,414,674, which is classified as an investment in unconsolidated entity in our consolidated balance sheets. The agreements relating to the equity investment were executed in January 2019.

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

NOTE G - INCOME TAXES

During the nine-month period ended September 30, 2019, we generated a federal net operating loss (“NOL”) carryforward of $5.3 million and generated $2.8 million of foreign NOL carryforwards. As of September 30, 2019, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $172.7 million and net operating loss carryforwards for foreign income tax purposes of approximately $46.4 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2037.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at September 30, 2019. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of September 30, 2019. There was no U.S. income tax expense for the three months ended September 30, 2019 due to the generation of net operating losses.

The increase in the valuation allowance as of September 30, 2019 is due to the generation of approximately $8.2 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

September 30, 2019	$55,751,874
December 31, 2018	52,684,059

Change in valuation allowance	$3,067,815

Our estimated annual effective tax rate as of September 30, 2019 is 37.541% while our September 30, 2019 effective tax rate is 0.0% because of the full valuation allowance.

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

Contingency

During March 2016, our Board of Directors approved the grant and potential future issuance of 3.0 million new equity shares of Oceanica Resources, S.R.L. to two attorneys for their future services. This equity is only issuable upon the Mexican government’s issuance of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. This grant of new shares was also approved by the Administrators of Oceanica Resources, S.R.L. We also owe consultants contingent success fees of up to $700,000 upon the approval and issuance of the EIA. The EIA has not been issued as of the date of this report.

See NOTE M regarding a contingent liability surrounding a sale of marine equipment to Magellan along with Magellan assuming a certain trade payable debt connected with the sale of this marine equipment.

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

Our consolidated non-restricted cash balance at September 30, 2019 was $0.3 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at September 30, 2019 of $48.0 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $4.8 million at September 30, 2019 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

In August 2019, we entered into with an operating lease for our corporate office space under a non-cancellable lease through August 2024 with monthly payments ranging from $11,789 to $13,269, not including sales tax. The agreement provides for annual increases of base rent of 3% until the expiration date. Pursuant to ASC 842, an operating lease right of usage (ROU) asset and liability were recognized in the amount of $590,612 at inception of the lease based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Since the implicit rate of interest in the arrangement was not readily determinable, we utilized our incremental borrowing rate of 10% in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company recognized approximately $25,000 in lease expense during the three months ended September 30, 2019.

At September 30, 2019 the ROU asset and lease obligation were, $570,398 and $571,856, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2019	$35,368
2020	143,241
2021	147,539
2022	151,965
2023	156,524
2024	92,884

$727,521

During the third quarter of 2019, we entered into a five-year lease at the location of our corporate office space in Tampa, Florida to support our marine operations. The lease is effective October 1, 2019 and has monthly lease payments ranging from $4,040 to $4,547, not including sales tax, over the five-year term. The total five-year cash lease obligation is $257,430. We will account for this lease under ASC 842 which will result in our recording of a right of use asset and lease obligation of $202,424. The discount used in determining the right of use asset was 10%. The five-year lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2019	$12,122
2020	48,852
2021	50,317
2022	51,827
2023	53,382
2024	40,930

$257,430

NOTE I –LOANS PAYABLE

The Company’s consolidated debt consisted of the following carrying values at:

	September 30, 2019	December 31, 2018
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,366	1,099,366
Note 8 – Promissory note	1,286,645	74,621
Note 9 – Litigation financing	1,409,980	—

	$32,070,992	$29,448,988

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three months ended September 30, 2019 and 2018 interest expense in the amount of $144,455 and $144,455, respectively, was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at September 30, 2019 and December 31, 2018, respectively.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of September 30, 2019 and December 31, 2018 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three months ended September 30, 2019 and 2018, interest expense in the amount of $67,454 and $67,455, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on

October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at September 30, 2019 and December 31, 2018. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three months ended September 30, 2019 and 2018, interest expense in the amount of $297,424 and $279,425, respectively, was recorded.

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

The Warrant’s fair value was calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the Warrant totaled $303,712. Since the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended September 30, 2019 and 2018, interest expense in the amount of $25,205 and $25,205, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at September 30, 2019 and December 31, 2018 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at September 30, 2019 and December 31, 2018 was $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three months ended September 30, 2019 and 2018, accrued interest in the amount of $88,219 and $88,219, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At September 30, 2019 and December 31, 2018, the outstanding principal balance, including the Epsilon assignment, was $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three months ended September 30, 2019 and 2018, interest expense in the amount of $127,287 and $127,288, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at September 30, 2019 and December 31, 2018. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three months ended September 30, 2019 and 2018, interest expense in the amount of $31,483 and $28,498, respectively, was recorded.

Note 8 – Promissory note

On July 12, 2018, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with two individuals (the “Lenders”), one of whom holds in excess of 5.0% of our outstanding common stock. Pursuant to the Purchase Agreement, the Lenders agreed to lend an aggregate of $1,050,000 to us, which was advanced in three tranches on July 12, 2018, $500,000, August 17, 2018, $300,000 and October 4, 2018, $250,000. The indebtedness is evidenced by secured convertible promissory notes (the “Notes”) and bears interest at a rate equal to 8.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Notes and all accrued interest and fees are due and payable on July 12, 2019. See “Term Extension (July 8, 2019)” below.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at September 30, 2019 and December 31, 2018. For the three months ended September 30, 2019 and 2018, interest expense in the amount of $22,877 and $20,403, respectively, was recorded.

Term Extension (July 8, 2019)

On July 8, 2019, Odyssey and the Lenders entered into a Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (the “Second Amendment”) pursuant to which certain terms and provisions of the Notes and Warrants were amended or otherwise modified. The material terms and provisions that were amended or otherwise modified are as follows:

•	the maturity date of the Notes was extended by one year, to July 12, 2020;

•

the conversion rate of the Notes and the exercise price of the Warrants were modified to $5.756, which represented the “market price” of Odyssey’s common stock as of July 7, 2019, the day before the Second Amendment was signed;

•	the Notes are unsecured;

•	the Notes are convertible only into shares of Odyssey common stock; and

•	the modified Warrants are exercisable at any time until July 8, 2024 to purchase an aggregate of 196,135 shares of our common stock.

We evaluated the amendment’s impact on the accounting for the Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10%. However, the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was more than 10% of the carrying value of the Note immediately prior to the modification. Because the amendment resulted in a substantial modification, extinguishment accounting was required, and we recorded a loss on the extinguishment of debt of $290,024. The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024. The premium of $290,024 is being amortized over the remaining life of the debt. The related amortization for the three months ended September 30, 2019 was $53,379. The warrant modification was treated as an inducement to extend the debt therefore the fair value of the warrants of $868,878 was a period expense and charged to interest expense with an offset to equity.

Note 9 – Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. During the quarter ended September 30, 2019, we received $1,409,980 under this financing arrangement. The carrying and face value of this obligation at September 30, 2019 was $1,409,980.

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

Upon exhaustion of the Phase I Investment Amount, the Claimholder will have the option to request Tranche A of the Phase II Investment Amount, consisting of funding up to $3.5 million (“Tranche A Committed Amount”). Upon exhaustion of the Tranche A Committed Amount, the Claimholder will have the option to request Tranche B of the Phase II Investment Amount, consisting of funding of up to $1.5 million (“Tranche B Committed Amount”). The Claimholder must exercise its option to receive the Tranche A Committed Amount in writing, no less than thirty days before submitting a Funding Request to the Funder under Tranche A. The Claimholder must exercise its option to receive the Tranche B Committed Amount in writing within forty-five days after the exhaustion of the Tranche A Committed Amount. Pursuant to the Agreement, the Claimholder agreed that, upon exercising the Claimholder’s option to receive funds under Phase I, Tranche A of Phase II, or Tranche B of Phase II, the Funder will be the sole source of third-party funding for the specified fees and expenses of the Subject Claim under each respective phase and tranche covered by the option exercised, and the Claimholder will obtain funding for such fees and expenses only as set forth in the Agreement. The Funder was due closing fee of $80,000 for the Phase I Investment Amount, and $80,000 for the Phase II Investment Amount to pay third parties in connection with due diligence and other administrative and transaction costs incurred by the Funder prior to and in furtherance of execution of the Agreement.

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

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (IRR) of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the “Conversion Amount”). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an (IRR) of 100.0%, retroactive to the conversion date (the “Penalty Interest Amount”). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under Generally Accepted Accounting Principles. Therefore, we have recorded interest expense of $67,998 for the quarter ended September 30, 2019. Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.

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

In the event of any receipt of proceeds resulting from the Subject Claim (“Proceeds”), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder’s rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding. The parties acknowledge this Agreement constitutes a sale of the right to a portion of the Proceeds (if any) arising from the Subject Claim as set forth in this Agreement. The Claimholder has relinquished its right to the portion of the proceeds, if any, that the Funder would have the right to as described below. This sale of proceeds is being accounted for under the guidance of ASC 470-10-25 Recognition (Sales of Future Revenues)

On each Distribution Date, distributions of the Proceeds shall be made to the Claimholder and the Funder in accordance with subparagraph (a) or (b) below (the “Recovery Percentage”), as applicable:

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

The Agreement provides that if no Proceeds are ever paid to or received by the Claimholder or its representatives and if the environmental permit is not issued, the Funder shall have no right of recourse or right of action against the Claimholder or its representatives, or any of their respective property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. If (a) Proceeds are paid to or received by the Claimholder or its representatives; (b) such Proceeds are promptly applied and/or distributed by the Claimholder or on behalf of the Claimholder in accordance with the terms of the Agreement; and (c) the amount received by the Funder as a result thereof is not sufficient to pay all of the Recovery Percentage and all of the amounts due to the Funder under the Agreement, then (provided that all of the Proceeds which the Funder will ever be entitled to have been paid to or received by the Funder), the Funder shall have no right of recourse or action against the Claimholder or its Representatives, or any of their property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. Pursuant to the Agreement, the Claimholder acknowledged the Funder’s priority right, title, and interest in any Proceeds, including against any available collateral to secure its obligations under the Agreement, which security interest shall be first in priority as against all other security interests in the Proceeds. The Claimholder also acknowledged and agreed to execute and authorize the filing of a financing statement or similar and to take such other actions in such jurisdictions as the Funder, in its sole discretion, deems necessary and appropriate to perfect such security interest. The Agreement also includes representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions customary for comparable arrangements.

NOTE J – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On July 9, 2019, we acquired a 79.9% interest in Bismarck Mining Corporation (PNG) Limited (“Bismarck”), a Papua New Guinea company (see NOTE E). The consideration we paid to the seller for Bismarck was 249,584 shares of our common stock.

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

In conjunction with the Note and Warrant Purchase Agreement related to Note 8 – Operating loan 2018 in NOTE I, we originally issued warrants to purchase an aggregate of 65,625 shares of common stock in connection with the notes that were issued. These warrants had an expiration date of July 21, 2021. These warrants had an exercise price of $12.00 and were exercisable to purchase 65,625 shares of our common stock. On July 8, 2019 we entered into a Second Amendment to Note and Warrant Purchase Agreement and Warrant Modification Agreement. As a result, the lenders now hold warrants to purchase an aggregate of 196,135 shares of our common stock at an exercise price of $5.756 per share. These warrants are exercisable at any time until July 12, 2024.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three-month period ended September 30, 2019 and 2018 was $679,600 and $103,904, respectively. The amount for the period ended September 30, 2019 includes $675,000 of equity-based compensation issued from a subsidiary for director fees. The share-based compensation charged against income for the nine-month period ended September 30, 2019 and 2018 was $751,996 and $311,712, respectively.

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

We did not grant employee stock options in the three-month periods ended September 30, 2019 and 2018. When granted, the weighted average fair value of stock options granted will be determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in or variations from these assumptions can materially affect the fair value of the options.

NOTE K – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At September 30, 2019, our uninsured cash balance was $103,195.

We do not currently have any debt obligations with variable interest rates.

NOTE L – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	September 30, 2019	December 31, 2018
“Cambridge” project	$—	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$3,818,750	$4,643,750

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

NOTE M – OTHER DEBT

We currently owe a vendor approximately $0.6 million as a trade payable. This trade payable bears a simple annual interest rate of 12%. As collateral, the vendor was granted a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August of 2018. During the period ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor has consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in possession of Magellan we then have a contingent liability to Magellan in the amount of $0.5 million for two of the key assets.

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

At a hearing on April 24, 2019, the Tribunal Federal de Justicia Administrativa (TFJA) advised ExO that in light of a procedural issue arising under Mexican law, its current application would have to be resubmitted to the court in a different form. The TFJA issued a formal order on June 17, 2019 which allowed ExO to file an alternative administrative action. In August 2019, ExO submitted this filing to seek annulment of SEMARNAT’s decision of October 12, 2018.

According to ExO’s Mexican legal counsel, the TFJA’s recent determination is neither a reversal of their unanimous decision of March 21, 2018, which nullified SEMARNAT’s original denial of the MIA on April 7, 2016, nor is it a validation of the legality of SEMARNAT’s denial of the MIA October 12, 2018.

To move to the next phase of development of the deposit, Odyssey and its subsidiaries need the issuance of this environmental permit. Odyssey and its subsidiary ExO continue to work to obtain the necessary environmental permission.

We have full confidence in the environmental and economic merits of our venture in Mexico. We are taking all necessary steps to protect our interests. The past administration in Mexico has treated our environmental permit request in a manifestly arbitrary and discriminatory manner, in bad faith and in clear disregard of their own applicable legal regime. In these circumstances, to protect our rights and to defend shareholder value, on January 4, 2019, we formally filed notice of our intention (NOI) to file a claim against Mexico under provisions of the North American Free Trade Agreement (NAFTA) assuring fair treatment of foreign investments. Filing a NOI initiates a consultation period during which we and the Mexican Government are to seek amicably to resolve this dispute. The first consultation was conducted on April 2, 2019 and a Notice of Arbitration was filed on April 5, 2019 to protect our rights under NAFTA. Both, the NOI and Notice of Arbitration (NOA), are available on our website at www.odysseymarine.com.com/nafta. We intend to continue to work diligently and in good faith with Mexico’s current administration to achieve an equitable resolution of this dispute, but we are prepared to proceed with the full NAFTA arbitration process if necessary. On June 14, 2019, Odyssey executed an agreement that will provide up to $6.5 million in funding for prior, current and future projected costs of the NAFTA action. The lender will not have any right of recourse if the result is other than the environmental permit is awarded or if proceeds are received.

Additional Mineral Projects

We have two additional strategic mineral projects currently under development.

One project is being conducted under contract with CIC LLC, a mineral development company, working in the South Pacific where we are receiving cash and equity for services rendered to the venture. This model is in line with the company’s strategic plan. CIC, LLC is majority owned and controlled by Greg Stemm, the past Chairman of the Board for our Company. See NOTES C, D and F.

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

Odyssey is currently planning offshore operations in the licensed area for 2020. These operations are expected to include sampling (rock and sediment), water sampling, biological sampling and other environmental data acquisition to aid in the production of a resource estimate, environmental impact assessment and eventual mining plan.

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

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2018. Except for the adoption of the Accounting Standards Update (ASU) 2016-02, Leases, we have not adopted any accounting policy that has or will have a material impact on our consolidated financial statements.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended September 30, 2019, compared to three-months ended September 30, 2018

Increase/(Decrease)			2019 vs. 2018
(Dollars in millions)	2019	2018	$	%
Total revenues	$0.8	$0.9	$(0.1)	14%

Marketing, general and administrative	2.1	1.4	0.8	55%
Operations and research	2.1	1.1	1.1	98%

Total operating expenses	$4.2	$2.4	$1.8	74%

Other income (expense)	$(2.4)	$(0.8)	$1.6	205%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.6	$1.0	$0.6	59%

Net income (loss)	$(4.2)	$(1.3)	$2.9	223%

Revenue

Revenue is primarily generated through the sale of technical and marine services either through expedition charters or for the services from our crew and equipment that are on a fee or cost-plus basis.

Total revenue in the current quarter was $0.8 million, a $0.1 million decrease compared to in the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. We provided these services to our related party customer Magellan during both of these periods as well as providing mineral related services in 2019 to the deep-sea mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative increased $0.8 million to $2.1 million for the three-month period ended September 30, 2019 compared to $1.4 million from the same period in the prior year. There are several variances that resulted in this increase period over period. Personnel costs increased by a net of $0.6 million due to a $0.1 million reduction in share-based compensation and an increase of $0.7 million in director fees, which was is the result of awarding the directors equity-based compensation in a subsidiary, in lieu of cash. Our corporate directors did not receive cash compensation in 2018. Administrative professional fees increased $0.1 million which includes costs related to being a public company. Maritime legal increased $0.1 million related to support of a pending shipwreck project.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which includes all vessel and charter operations. Operations and research expenses increased by $1.1 million from 2018 to 2019 primarily as a result of the following items: (i) the prior period contained a refund of $0.1 million related to our marine insurance, (ii) a $0.1 million increase in non-legal professional support of our NAFTA litigation related to our Mexican subsidiary as pursue securing the applied-for environmental permit and (iii) a $0.9 million increase of direct legal support related to our NAFTA litigation (See Note I – Note 9 – Litigation financing).

Other Income and Expense

Other income and expense generally consists of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. We currently do not have any derivatives. Total other income and expense was $2.4 and $0.8 million in net expenses for 2019 and 2018, respectively, resulting in a net expense increase of $1.6 million. This variance was primarily attributable to an increase in interest expense of $0.3 million from the beneficial conversion feature tied to a promissory note, a warrant inducement of $0.9 million and a debt extinguishment loss of $0.3 million from a debt modification (See Note I – Note 9 – Promissory note) and $0.1 of general other non-operating items.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2019 or 2018.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the third quarter of 2019 was $1.6 million as compared to $1.0 million in the third quarter of 2018. The $0.6 million increase was primarily due to the non-controlling interest of the $0.7 million equity-based compensation awarded to Oceanica’s directors noted above in the Operating Expenses section.

Nine-months ended September 30, 2019, compared to Nine-months ended September 30, 2018

Increase/(Decrease)			2019 vs. 2018
(Dollars in millions)	2019	2018	$	%
Total revenues	$2.3	$2.5	$(0.2)	6%

Marketing, general and administrative	5.0	4.3	0.7	16%
Operations and research	5.5	2.5	3.0	117%

Total operating expenses	$10.5	$6.8	$3.7	53%

Other income (expense)	$(3.8)	$(2.2)	$1.6	72%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$3.8	$2.9	$0.9	31%

Net income (loss)	$(8.2)	$(3.7)	$4.5	121%

Revenue

Total revenue was $2.3 million compared to $2.5 in the same period a year ago. The revenue generated in each period was a result of performing marine research and support and search and recovery operations for our customers. We provided these services to our related party customer Magellan (decrease of $0.4 million) during both of these periods as well as providing mineral related services in 2019 to the deep-sea mineral exploration company, CIC, which is owned and controlled by our past Chairman of the Board (increase of $0.2 million) (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses increased by $0.7 million from $4.3 million in 2018 to $5.0 million in 2019 primarily as a result of (i) a net increase of $0.6 million in equity based compensation attributable to the $0.7 million of equity awards based in a subsidiary to the directors of that subsidiary, (ii) a $0.2 million increase in professional legal related to defending the HMS Victory and (iii) a $0.1 million reduction in corporate overhead.

Operations and research expenses increased by $3.0 million from 2018 to 2019 primarily as a result of the following offsetting items: (i) the prior period contained a gain on sale of marine assets for $0.9 million, (ii) an increase of $0.3 million in non-legal professional support to our direct litigation fees related to our NAFTA claim and (iii) an increase of $1.8 million related legal fees incurred in direct support of efforts undertaken while we try to secure the environmental permit for our Mexican subsidiary through our NAFTA claim (See Note I – Note 9 – Litigation financing).

Other Income and Expense

Other income and expense has generally consisted of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. We currently do not have any derivatives. Total other income and expense was $3.8 and $2.2 million in net expenses for 2019 and 2018, respectively. A net increase of $1.6 million. Interest expense increased by $2.1 million which is predominantly the $0.9 million beneficial conversion feature accretion on our promissory note and a warrant inducement of $0.9 million. We incurred a debt extinguishment loss of $0.3 million from a debt modification (See Note I – Note 9 Promissory note). This interest expense increase was offset by an increase in other income of $0.8 million which is the reclassification of our Revenue Participation Rights for our Cambridge project, see NOTE L for further information. Interest expense for bother periods primarily relates to our outstanding convertible debt balances, see NOTE I for further details.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2019 or 2018.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first nine months of 2019 was $3.8 million as compared to $2.9 million in the nine months of 2018. This increase is mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet and the $0.7 million equity-based compensation awarded to Oceanica’s directors noted above in the Operating Expenses section.

Liquidity and Capital Resources

	Nine-Months Ended
(In thousands)	September 30, 2019	September 30, 2018
Summary of Cash Flows:
Net cash used by operating activities	$(3,652)	$(4,372)
Net cash (used) provided by investing activities	(15)	994
Net cash provided by financing activities	1,184	2,400

Net (decrease) increase in cash and cash equivalents	$(2,483)	$(978)
Beginning cash and cash equivalents	2,787	1,108

Ending cash and cash equivalents	$304	$130

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2019 was $(3.7) million, an increase of $0.7 million compared to the same period in 2018. This net cash used by operating activities reflected a net loss before non-controlling interest of $(11.9) million offset in part by non-cash items of $1.4 million which primarily included depreciation and amortization of $0.1 million, note payable interest accretion of $0.9 million, equity based compensation of $0.9 million and deferred income amortization of $(0.8) million as well as a noncash use of $(0.7) million for an investment in an unconsolidated entity. Other operating activities resulted in an increase in working capital of $6.8 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2019 comprised the $6.8 million.

Cash flows used by investing activities for the nine months of 2019 were $0.01 million compared to $1.0 million provided by for the same period in 2018. The same period during 2018 includes a payment of $1.0 million from Magellan for the purchase of certain marine assets, see NOTE M.

Cash flows provided by financing activities for the first nine months of 2019 were $1.2 million which represented $1.4 million of funds received from our NAFTA litigation financing offset with $0.2 million of repayments of financed obligations. For the same period in 2018, we borrowed the final tranche of $0.4 million from MINOSA, increased our SMOM note payable by $0.5 and received $0.8 million toward are last promissory note. We also received a net advance of $1.0 million from Monaco in January 2018 which was eventually converted to a promissory note. This cash inflow was partially offset by repayment of debt obligations of $0.2 million.

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2019, we had cash and cash equivalents of $0.3 million, a decrease of $2.4 million from the December 31, 2018 balance of $2.8 million. This decrease was primarily the net result of cash flows associated with the year-to-date operating net cash used of $3.6 million partially offset with $1.4 million of receipts applied toward our NAFTA litigation financing.

Financial debt of the company, excluding any derivative, of which we currently do not have, or beneficial conversion feature components of such, was at $31.9 million at September 30, 2019 and $30.4 million at December 31, 2018.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at September 30, 2019 was $14.75 million.

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

On March 18, 2016, Odyssey entered into a $3.0 million Note Purchase Agreement with Epsilon Acquisitions LLC (see below and NOTE I).

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

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at September 30, 2019 is $1.0 million.

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

The Loan Agreement also contains customary representations and warranties of the parties, covenants, and events of default. Of the combined total indebtedness of Monaco’s Note 1 of $2.8 million (NOTE I) and this agreement, Note 2, (see NOTE I), Monaco can convert this combined debt into 3,174,603 shares of Oceanica at a fixed conversion price of $1.00 per share, or $3,174,603. Any remaining debt in excess of $3,174,603 is not convertible. The Note further provides that the maximum number of Oceanica cuotas that can be acquired by Monaco upon conversion is 3,174,603 cuotas. During the three-months ended June 30, 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied to our loan balance to Monaco in the amount of $650,000.

Promissory Note

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which was May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at September 30, 2019 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At September 30, 2019, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

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

Promissory Note

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at September 30, 2019. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full.

Promissory Note

On July 12, 2018, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with two individuals (the “Lenders”), one of whom holds in excess of 5.0% of our outstanding common stock. Pursuant to the Purchase Agreement, the Lenders agreed to lend an aggregate of $1,050,000, which is the balance at September 30, 2019, to us, which was advanced in three tranches on July 12, 2018, $500,000, August 17, 2018, $300,000 and October 4, 2018, $250,000. The indebtedness is evidenced by secured convertible promissory notes (the “Notes”) and bears interest at a rate equal to 8.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Notes and all accrued interest and fees are due and payable on July 12, 2019. See “Term Extension (July 8, 2019)” below.

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

Term Extension (July 8, 2019)

On July 8, 2019, Odyssey and the Lenders entered into a Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (the “Second Amendment”) pursuant to which certain terms and provisions of the Notes and Warrants were amended or otherwise modified. The material terms and provisions that were amended or otherwise modified are as follows:

•	the maturity date of the Notes was extended by one year, to July 12, 2020;

•

the conversion rate of the Notes and the exercise price of the Warrants were modified to $5.756, which represented the “market price” of Odyssey’s common stock as of July 7, 2019, the day before the Second Amendment was signed;

•	the Notes are unsecured;

•	the Notes are convertible only into shares of Odyssey common stock; and

•	the modified Warrants are exercisable at any time until July 8, 2024 to purchase an aggregate of 196,135 shares of our common stock.

We evaluated the amendment’s impact on the accounting for the Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10%. However, the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was more than 10% of the carrying value of the Note immediately prior to the modification. Because the amendment resulted in a substantial modification, extinguishment accounting was required, and we recorded a loss on the extinguishment of debt of $290,024. The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024. The premium of $290,024 is being amortized over the remaining life of the debt. The related amortization for the three months ended September 30, 2019 was $53,379. The warrant modification was treated as an inducement to extend the debt therefore the fair value of the warrants of $868,878 was a period expense and charged to interest expense with an offset to equity.

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. During the quarter ended September 30, 2019, we received $1,409,980 under this financing arrangement. The carrying and face value of this obligation at September 30, 2019 was $1,409,980.

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

Upon exhaustion of the Phase I Investment Amount, the Claimholder will have the option to request Tranche A of the Phase II Investment Amount, consisting of funding up to $3.5 million (“Tranche A Committed Amount”). Upon exhaustion of the Tranche A Committed Amount, the Claimholder will have the option to request Tranche B of the Phase II Investment Amount, consisting of funding of up to $1.5 million (“Tranche B Committed Amount”). The Claimholder must exercise its option to receive the Tranche A Committed Amount in writing, no less than thirty days before submitting a Funding Request to the Funder under Tranche A. The Claimholder must exercise its option to receive the Tranche B Committed Amount in writing within forty-five days after the exhaustion of the Tranche A Committed Amount. Pursuant to the Agreement, the Claimholder agreed that, upon exercising the Claimholder’s option to receive funds under Phase I, Tranche A of Phase II, or Tranche B of Phase II, the Funder will be the sole source of third-party funding for the specified fees and expenses of the Subject Claim under each respective phase and tranche covered by the option exercised, and the Claimholder will obtain funding for such fees and expenses only as set forth in the Agreement. The Funder was due closing fee of $80,000 for the Phase I Investment Amount, and $80,000 for the Phase II Investment Amount to pay third parties in connection with due diligence and other administrative and transaction costs incurred by the Funder prior to and in furtherance of execution of the Agreement.

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

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (IRR) of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the “Conversion Amount”). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an (IRR) of 100.0%, retroactive to the conversion date (the “Penalty Interest Amount”). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, noted above, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under Generally Accepted Accounting Principles. Therefore, we have recorded interest expense of $67,998 for the quarter ended September 30, 2019. Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.

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

In the event of any receipt of proceeds resulting from the Subject Claim (“Proceeds”), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder’s rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding. The parties acknowledge this Agreement constitutes a sale of the right to a portion of the Proceeds (if any) arising from the Subject Claim as set forth in this Agreement. The Claimholder has relinquished its right to the portion of the proceeds, if any, that the Funder would have the right to as described below. This sale of proceeds is being accounted for under the guidance of ASC 470-10-25 Recognition (Sales of Future Revenues)

On each Distribution Date, distributions of the Proceeds shall be made to the Claimholder and the Funder in accordance with subparagraph (a) or (b) below (the “Recovery Percentage”), as applicable:

(c)	If the Claimholder receives only the Phase I Investment Amount from the Funder, the first Proceeds shall be distributed as follows:

(i)	first, 100.0% to the Funder, until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder under Phase I;

(ii)	second, 100.0% to the Funder until the cumulative amount distributed to the Funder equals an IRR of 20% of Claims Payments paid by the Funder under Phase I (“Phase I Compensation”), per annum; and

(iii)	thereafter, 100.0% to the Claimholder.

(d)	If the Claimholder exercises its options to receive Tranche A or both Tranche A and Tranche B of the Phase II Investment Amount, the first Proceeds shall be distributed as follows:

(i)	first, 100.0% to the Funder until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder under Phases I and II;

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

The Agreement provides that if no Proceeds are ever paid to or received by the Claimholder or its representatives and if the environmental permit is not issued, the Funder shall have no right of recourse or right of action against the Claimholder or its representatives, or any of their respective property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. If (a) Proceeds are paid to or received by the Claimholder or its representatives; (b) such Proceeds are promptly applied and/or distributed by the Claimholder or on behalf of the Claimholder in accordance with the terms of the Agreement; and (c) the amount received by the Funder as a result thereof is not sufficient to pay all of the Recovery Percentage and all of the amounts due to the Funder under the Agreement, then (provided that all of the Proceeds which the Funder will ever be entitled to have been paid to or received by the Funder), the Funder shall have no right of recourse or action against the Claimholder or its Representatives, or any of their property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. Pursuant to the Agreement, the Claimholder acknowledged the Funder’s priority right, title, and interest in any Proceeds, including against any available collateral to secure its obligations under the Agreement, which security interest shall be first in priority as against all other security interests in the Proceeds. The Claimholder also acknowledged and agreed to execute and authorize the filing of a financing statement or similar and to take such other actions in such jurisdictions as the Funder, in its sole discretion, deems necessary and appropriate to perfect such security interest. The Agreement also includes representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions customary for comparable arrangements.

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

Our consolidated non-restricted cash balance at September 30, 2019 was $0.3 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at September 30, 2019 of $48.0 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $4.8 million at September 30, 2019 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. We had no leases at the time of adoption of this lease standard. We entered into an operating lease during the period ended September 30, 2019 as well as one subsequent to this quarter for which we will follow the new accounting standard (see NOTE H).

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 14, 2019	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)