Form 10-K
period 2019-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2020-03-30
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 S. Hoover Blvd, Suite 210, Tampa FL 33609

(Address and zip code of principal executive offices)

(813) 876-1776

(Registrant’s telephone number including area code)

Securities registered pursuant Section 12(b) of the Act:

(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
Common Stock, $.0001 par value	OMEX	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 8.5 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2019, was approximately $49.4 million. As of March 8, 2020, the Registrant had 9,478,009 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 15, 2020.

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

Important factors known to us that could cause such material differences are identified in our “RISK FACTORS” in Item 1A and elsewhere in this report. Accordingly, readers of this Annual Report on Form 10-K should consider these factors in evaluating an investment in our securities and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information or future events unless otherwise specifically indicated, except as required by law.

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

In 2010, we began to leverage our core business expertise and technology for deep-ocean mineral exploration. Our expeditions conducted for Neptune Minerals, Inc. and Chatham Rock Phosphate, Ltd. resulted in the assessment of significant mineral deposits. We are also developing and exploring our own deep-ocean mineral projects. Through our majority stake in Oceanica Resources S. de R.L., a Panamanian company (“Oceanica”), we control Exploraciones Oceanicas, S. de R.L. de C.V. (“ExO”), a Mexican company that has exclusive mining permits for a significant phosphate deposit. Our team performed all of the off-shore exploration to find and validate the mineralized phosphate deposit and is managing the environmental studies and environmental permit application process with ExO. This phosphate deposit is one of the largest to be identified, is expected to be important to the regional and international fertilizer markets, and is strategically important to Mexico and North America. To move to the next phase of development of the deposit, Odyssey’s subsidiaries are managing the legal and political process to gain approval of a required Environmental Impact Application (“EIA”).

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

Polymetallic nodules - These nodular concretions are found on the seabed and consist of concentric layers of iron and manganese hydroxides. Nodules generally consist primarily of either manganese or iron. Manganese nodules can contain up to 30% manganese as well as other valuable metals and minerals including cobalt, copper and rare earths. Polymetallic nodules are found at the seabed interface in oceans worldwide. Nodules must exhibit proper metal content and exist in sufficient concentration to be of potential economic interest. Polymetallic nodules are found around the world in abyssal plains at depths generally ranging from 4,000 to 5,000 meters.

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

Deep-Ocean Shipwreck Exploration

During the past 20 years, we amassed a large proprietary database and research library of target shipwrecks, developed and acquired proprietary deep-ocean equipment and tools, and built a team of knowledgeable experts to execute off-shore projects. Over that time, we conducted shipwreck search and cargo recovery work on our own behalf and under contract to third parties. On December 10, 2015, we sold the shipwreck database and research library to Magellan Ltd. (“Magellan”) an affiliate of Monaco Financial LLC (“Monaco”), Magellan, while still retaining our equipment, tools, and specialized offshore team members. As part of this transaction with Monaco, Magellan agreed to exclusively hire Odyssey on a “cost plus” basis for any shipwreck search and recovery projects conducted through 2020 with the option to extend the contract. Magellan will also pay us 21.25% of the net proceeds from any monetization of recovered cargo.

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

Operational Projects and Status

We have numerous deep-ocean projects in various stages of development around the world. To protect the targets of our planned operations, in some cases we may defer disclosing specific information relating to our projects until we have located a shipwreck or other potentially valuable sources of interest and determined a course of action to protect property rights. With respect to mineral deposits, SEC Industry Guide 7 outlines the Securities and Commission’s basic mining disclosure policy and what information may be disclosed in public filings. The SEC has adopted amendments to the property disclosure requirements for mining registrants that must be complied with for the full fiscal year beginning after January 1, 2021. With respect to shipwrecks, the identity of the ship may be undeterminable and the nature and amount of cargo may be uncertain, thus before completing any recovery, specific information about the project may be unavailable. If work is conducted on behalf of a client, release of information may be limited by the client. Although Odyssey has a variety of projects in various stages of development, only projects with material operational activity in the past 12 months are included below.

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

An option to purchase an additional 1.0 million shares was exercised by Mako on December 30, 2013, for a total amount of $2.5 million. The options on the remaining 6.0 million shares were extended in 2014 and 2015. On March 11, 2015, these options were terminated in exchange for the issuance of 4.0 million shares of our common stock to Mako. In August 2014, we entered into a loan agreement with Monaco Financial, LLC, a marketing partner. Under terms of that agreement, Monaco may convert all or part of the loan balance into Oceanica shares held by us to purchase Oceanica shares from us at a pre-defined price (See NOTE H). This loan was amended in December 2015 and again in March 2016, extending the maturity date of the loan to April 1, 2018 and allowing Monaco to retain the call option on the $10.0 million worth of Oceanica shares held by Odyssey until April 1, 2018. In March 2015, Odyssey entered into a loan arrangement with Minera del Norte, S.A. de C.V. (“MINOSA”) whereby Odyssey pledged all of its shares in Oceanica as collateral for a $14.75 million loan from MINOSA. The MINOSA loan has been amended several times and matured December 31, 2017, coupled with other stipulations (See NOTE H).

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

In September 2014, ExO reported that the EIA for proposed dredging and recovery of phosphate sands from the deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). Approval of the EIA is needed to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to ExO on the EIA. In full compliance with the SEMARNAT process, a response to the questions was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its EIA application to allow additional time for review and regional briefings. The EIA was re-submitted in June 2015, and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015, additional questions were received from SEMARNAT in November 2015, and ExO’s responses to the questions were filed with SEMARNAT on December 3, 2015. On April 8, 2016, SEMARNAT denied the application.

On March 21, 2018, the Superior Court of the Federal Court of Administrative Justice in Mexico ruled unanimously in favor of our subsidiary, ExO, nullifying the April 2016 denial of the environmental license application for the extraction of phosphate sand from ExO’s deposit. In May 2018, after the statutory period for appeal of the ruling had passed with no appeals filed, the Mexican court published the full ruling on its website.

On October 18, 2018, we were notified that SEMARNAT repeated their refusal to issue the environmental approval for the phosphate deposit controlled by ExO in contravention of the unanimous ruling and Court Order issued by Mexico’s Federal Court of Administrative Justice. On October 22, 2018, legal counsel for ExO filed an action before the Court requesting sanctions be imposed upon SEMARNAT and a requirement for SEMARNAT to promptly issue the permit as directed in the Court Order.

At a hearing on April 24, 2019, the Tribunal Federal de Justicia Administrativa (TFJA) advised ExO that in light of a procedural issue arising under Mexican law, its current application would have to be resubmitted to the court in a different form. The TFJA issued a formal order on June 17, 2019, which allowed ExO to file an alternative administrative action. In August 2019, ExO submitted this filing to seek annulment of SEMARNAT’s decision of October 12, 2018.

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

We have full confidence in the environmental and economic merits of our venture in Mexico. We are taking all necessary steps to protect our interests. The past administration in Mexico has treated our environmental permit application in a manifestly arbitrary, discriminatory and non-transparent manner, in bad faith and in clear disregard of their own applicable legal regime. In these circumstances, to protect our rights and to defend shareholder value, on January 4, 2019, we notified Mexico of our intent to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA. Filing this notice of intent (NOI) initiated a consultation period during which we and the Mexican Government are to seek to resolve this dispute amicably. The first consultation occurred on April 2, 2019 and the Notice of Arbitration (NOA) was submitted on April 5, 2019. A public version of the NOI and NOA are available on our website at www.odysseymarine.com.com/nafta.

The Arbitral Tribunal, consisting of three international arbitrators well-versed in international investment treaties, has been constituted and the parties are in the process of finalizing the arbitration schedule and procedures with the Tribunal. We expect to file our First Memorial in the second quarter of 2020. This is the filing that lays out our case, witnesses and evidence for the Tribunal.

We intend to continue to work diligently and in good faith with Mexico’s current administration to achieve an equitable resolution of this dispute, but we are prepared to proceed with the full NAFTA arbitration process if necessary.

On June 14, 2019, Odyssey executed an agreement that will provide up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020 this agreement was amended and restated, as a result of which the $6.5 million availability increased to $10.0 million (See NOTE H – Litigation Financing) The funder will not have any right of recourse unless the environmental permit is awarded or if proceeds are received.

Additional Mineral Projects

We have two additional strategic mineral projects currently under development.

One project is being conducted under contract with CIC LLC, a mineral development company, working in the South Pacific where we are receiving cash and equity for services rendered to the venture. This model is in line with the company’s strategic plan. CIC, LLC is majority owned and controlled by Greg Stemm, the past Chairman of the Board for our Company. See NOTES C, G and I.

Additionally, on July 9, 2019, Odyssey acquired a 79.9% equity interest in Bismarck Mining Corporation (PNG) Limited (“Bismarck”) in exchange for 249,584 shares of Odyssey’s common stock.

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

The deposit has significant strategic value to Odyssey and adds valuable diversification to the company’s mineral asset portfolio. Previous exploration expeditions in the license area, including a survey conducted by Odyssey, indicate a polymetallic resource with commercially viable grade gold content may exist. Additionally, the two subsea debris fields within the area and adjacent to the terrestrial Ladolam Gold Mine are believed to have originated from the same volcanogenic source that is currently being mined on Lihir.

Odyssey is currently planning offshore operations in the licensed area during 2020. These operations are expected to include sampling (rock and sediment), water sampling, biological sampling and other environmental data acquisition to aid in the production of a resource estimate, environmental impact assessment and eventual mining plan.

Shipwreck Exploration Projects

Odyssey began conducting offshore services for our shipwreck business partner, Magellan Ltd, in 2016. In 2017 the search and inspection phase of a major shipwreck project covering multiple valuable targets was successfully completed. This project is ongoing and we currently are providing a range of marine-related services to Magellan in support of this.

Other Projects

Odyssey offers its marine exploration services to third-party companies. This may be for mineral exploration, environmental studies, shipwreck search and recovery, subsea surveys, and other offshore work requiring specialized equipment, personnel, project planning and management as well as research and scientific services.

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

Competition

Odyssey conducts mineral exploration on both shallow and deep-sea terrains. There are several companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining, including Nautilus Minerals (NUS.TO), Neptune Minerals, Deep Green Resources, Inc. and Chatham Rock Phosphate, Ltd. (CRP.NZ) as well as countries that are evaluating options to mine deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by Odyssey or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These companies generally service the oil, gas and telecom industries with survey capabilities. We view these companies as potential strategic partners or services providers for our projects.

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

Mark D. Gordon (age 59) has served as Chief Executive Officer since October 1, 2014, and was appointed to the Board of Directors in January 2008. Mr. Gordon also served as President from October 2007 to June 2019, when he was appointed Chairman of the Board. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Jay A. Nudi, CPA (age 56) has served as Chief Financial Officer since June 2017, as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi previously assumed the additional responsibilities of Interim Chief Financial Officer on June 8, 2016 and of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004).

John D. Longley, Jr. (age 53) has served as Chief Operating Officer since October 1, 2014. On June 3, 2019, Mr. Longley was appointed President. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006.

Laura L. Barton (age 57) was appointed as Executive Vice President and Director of Communications in June 2012 and was elected to the Board of Directors in June 2019. She formerly served as Vice President and Director of Corporate Communications from November 2007 to June 2012. She was appointed Corporate Secretary in June 2015. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Employees

As of December 31, 2019, we had 14 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $10.4 million in 2019, $5.2 million in 2018 and $7.8 million in 2017. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate offices in Tampa, Florida where we lease approximately 6,000 square feet of office space. We currently do not own any buildings or land. We believe our current leased facility is sufficient for our foreseeable needs.

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

	Price
	High	Low
Quarter Ended
March 31, 2018	$13.75	$3.44
June 30, 2018	$11.75	$6.66
September 30, 2018	$9.87	$6.44
December 31, 2018	$8.65	$3.16
Quarter Ended
March 31, 2019	$8.42	$3.10
June 30, 2019	$7.56	$3.63
September 30, 2019	$6.20	$3.79
December 31, 2019	$4.26	$3.10

Approximate Number of Holders of Common Stock

The number of record holders of our common stock at February 11, 2020 was approximately 170. This does not include approximately 8,000 stockholders that hold their stock in accounts included in street name with broker/dealers.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2019.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2019.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2019	2018	2017	2016	2015
Results of Operations
Revenue	$3,073	$3,276	$1,248	$4,683	$5,330
Net income (loss)	(10,440)	(5,172)	(7,759)	(6,316)	(18,207)
Earnings (loss) per share – basic	(1.12)	(0.60)	(0.95)	(0.84)	(2.46)
Earnings (loss) per share – diluted	(1.12)	(0.60)	(0.95)	(0.84)	(2.46)
Cash dividends per share	—	—	—	—	—
Financial Position
Assets	$5,330	$5,473	$2,972	$5,084	$6,913
Long-term obligations	7,397	4,644	7,644	8,979	3,141
Shareholder’s equity (deficit)	(53,297)	(41,197)	(37,983)	(31,103)	(25,549)

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2019, 2018 and 2017, all of which included a twelve-month period ended December 31.

2019 Compared to 2018

Increase/(Decrease)			2019 vs. 2018
(Dollars in millions)	2019	2018	$	%
Total revenue	$3.1	$3.3	$(0.2)	6%

Operations and research	7.9	3.7	4.2	115%
Marketing, general and administrative	5.5	5.7	(0.2)	3%

Total operating expenses	$13.4	$9.3	$4.1	44%

Total other income (expense)	$(5.2)	$(3.0)	$(2.1)	70%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$5.1	$3.9	$1.1	29%

Net income (loss)	$(10.4)	$(5.2)	$(5.3)	102%

Revenue

Total revenue is generated from chartering or leasing marine exploration equipment, or vessel or from providing marine services. Total revenue decreased by $0.2 million in 2019 as compared to 2018. The $0.2 million decrease is comprised of a $0.3 million increase in increased marine mineral support services for CIC and an increase in other marine services offset by a $0.5 million reduction related to Magellan’s offshore marine services. See NOTE J for further CIC related party information.

Cost and Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses decreased $0.2 million from $5.7 million in 2018 to $5.5 million in 2019. This net decrease of $0.2 million was primarily due to (i) a net decrease of $0.8 million in personnel expenses attributable to regular, incentive and share-based compensation, (ii) an increase of $0.9 million of director compensation at the corporate and subsidiary level (the corporate directors did not receive any cash compensation in 2018), (iii) a $0.1 million decrease in corporate legal support and professional services and (iv) a $0.2 million allocated reduction of corporate overhead support.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine Operations, which include all vessel and charter operations. For 2019, Operations and research expenses were $7.9 million compared to $3.7 million for the same period in 2018. The variance of $4.2 million was primarily due to (i) a $3.7 million increase in legal related support of our NAFTA arbitration with the government of Mexico to assure the fair treatment of our foreign investment, see ITEM 1: BUSINESS for more information, (ii) reductions of $0.1 million and $0.3 million in operational support services and depreciation, respectively, and (iii) a $0.9 million gain on sale of marine equipment that occurred in 2018, but not in 2019.

Other Income or Expense

Other income and expense generally consist of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense was $5.2 and $3.0 million in net expenses for 2019 and 2018, respectively, resulting in a net expense increase of $2.1 million. This variance was primarily attributable to an increase in interest expense of $0.8 million from the beneficial conversion feature tied to a promissory note, a warrant inducement of $0.9 million, a debt extinguishment loss of $0.3 million from a debt modification, new 2019 interest of $0.6 million, a fair valuation loss of $0.3 million on new debt assumed during the three months ended December 31, 2019, and an increase of other income of $0.8 million, which related to the reclassification of our Revenue Participation Rights for our Cambridge project, see NOTE K for further information. See NOTE H for other debt information.

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2019, 2018 or 2017.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment for 2019 was $5.1 million as compared to $3.9 million for 2018. The administrative support has been ongoing in support of the legal process in obtaining the environmental application for our Mexican subsidiary. This increase was mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

(Dollars in thousands)	2019	2018
Summary of Cash Flows:
Net (used) by operating activities	$(5,444)	$(6,452)
Net cash provided by investing activities	(15)	994
Net cash provided by financing activities	2,876	7,137

Net increase (decrease) in cash and cash equivalents	$(2,583)	$1,679
Beginning cash and cash equivalents	2,787	1,108

Ending cash and cash equivalents	$204	$2,787

Discussion of Cash Flows

Net cash used by operating activities for 2019 was $(5.4) million, an increase of $1.0 million compared to the same period in 2018. Net cash used by operating activities reflected a net loss before non-controlling interest of $(15.5) million offset in part by non-cash items of $1.7 million which primarily included depreciation and amortization of $0.1 million, note payable interest accretion of $0.8 million, equity based compensation of $0.8 million and deferred income amortization of $(0.8) million as well as a noncash use of $(0.7) million for an investment in an unconsolidated entity, loss on debt extinguishment of $0.3 million, a loss of $0.3 million on the debt fair value option and a $0.9 million loss due to a debt modification inducement. Other operating activities resulted in an increase in working capital of $8.4 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2019 comprised the $8.4 million.

Cash flows used by investing activities for 2019 were $0.01 million compared to $1.0 million provided by for in 2018. The same period during 2018 includes a payment of $1.0 million from Magellan for the purchase of certain marine assets, see NOTE E.

Cash flows provided by financing activities for 2019 were $2.9 million which represented $2.8 million of funds received from our NAFTA litigation financing, and $0.5 million debt financing offset by $0.3 million of repayments of financed obligations. For the same period in 2018, we borrowed the final tranche of $0.4 million from MINOSA, increased our note payable to SMOM by $0.5 and received $0.8 million toward our last promissory note. We also received a net advance of $1.0 million from Monaco in January 2018 which was eventually converted to a promissory note. This cash inflow was partially offset by repayment of debt obligations of $0.2 million. During the fourth quarter of 2018, we issued new equity in an equity offering netting the Company $4.6 million.

General Discussion 2019

At December 31, 2019, we had cash and cash equivalents of $0.2 million, a decrease of $2.6 million from the December 31, 2018 balance of $2.8 million. This decrease was mainly attributable to the $5.4 million used for operations offset in part by $3.3 million of financing attributable to the $2.8 million received for the NAFTA arbitration litigation and $0.5 million received from new indebtedness.

Financial debt of the company, excluding the derivative or beneficial conversion feature components of such debt, increased by $3.5 million in 2019, from a balance of $30.4 million at December 31, 2018 to a balance of $33.9 million at December 31, 2019. This increase was due to the NAFTA litigation financing of $3.0 million and the first tranche of the 37North funding of $0.5 million, both of which are discussed above in the Discussion of Cash Flows (see NOTE H).

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

2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
(Dollars in millions)	2018	2017	$	%
Total revenue	$3.3	$1.2	$2.0	162%

Operations and research	3.7	3.4	0.3	7%
Marketing, general and administrative	5.7	6.2	(0.5)	8%

Total operating expenses	$9.3	$9.6	$(0.3)	3%

Total other income (expense)	$(3.0)	$(2.7)	$0.3	14%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$3.9	$3.3	$0.7	21%

Net income (loss)	$(5.2)	$(7.8)	$(2.5)	33%

Revenue

Total revenue increased by $2.0 million in 2018 as compared to 2017. The $2.0 million increase was comprised of a $1.0 million increase in continuation marine recovery work for Magellan and $1.0 million of new revenue with CIC, LLC related to mineral services. See NOTE J for further CIC related party information.

Cost and Expenses

Marketing, general and administrative expenses decreased from $6.2 million in 2017 to $5.7 million in 2018. The decrease of $0.5 million was primarily due to (i) a net decrease of $0.2 million in personnel expenses attributable to regular, incentive and share-based compensation, (ii) a decrease of $0.4 million in admiralty legal support and (iii) a $0.1 million increase in our management-related insurance policy.

For 2018, Operations and research expenses were $3.7 million compared to $3.4 million for the same period in 2017. The $0.3 million increase was primarily due to (i) a $1.0 million increase, which was offset by the additional revenue, in marine services costs, which include technical crew costs as well as other marine operational costs such as equipment rental, fuel, port fees and consumables, (ii) a decrease of $0.2 million in general operations support services overhead, which includes insurances, depreciation, travel and professional services, (iii) a net gain of $0.7 million on the sale of certain marine assets and (iv) a $0.2 million increase attributable to mineral support services for a client which is offset by the additional revenue.

Other Income or Expense

Other income and expense increased from an expense of $2.7 million in 2017 to an expense of $3.0 million in 2018, an increase of $0.3 million which primarily resulted from an increase of $0.4 million in interest expense due to new indebtedness and the application of a default interest rate on two of our loans, offset in part by $0.1 million of interest earned related to the HMS Sussex deposit. See NOTE H for related debt details.

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

Liquidity and Capital Resources

(Dollars in thousands)	2018	2017
Summary of Cash Flows:
Net cash (used) by operating activities	$(6,452)	$(5,851)
Net cash provided by investing activities	994	80
Net cash provided by financing activities	7,137	5,216

Net increase (decrease) in cash and cash equivalents	$1,679	$(555)
Beginning cash and cash equivalents	1,108	1,663

Ending cash and cash equivalents	$2,787	$1,108

Discussion of Cash Flows

Net cash used by operating activities in 2018 was $6.5 million, an increase of $0.6 million compared to 2017. The 2018 operating cash flows primarily reflected a net loss before non-controlling interest of $9.1 million offset by non-cash items of $0.1 million which included share-based compensation of $0.3 million, depreciation and amortization of $0.5 million, interest accretion of $0.1 million and an investment in an unconsolidated entity of $(0.8) million. Included in this reconciliation of cash flows from operations was a gain on sale of equipment for $(0.9) million. Other working capital changes (including non-current assets) resulted in an increase in working capital of $3.5 million. This is primarily a result of a $1.6 million increase in accrued expense, a $0.5 million decrease accounts payable, a $0.8 million decrease in accounts receivable and a $0.1 million decrease in other assets. The change in accrued expenses was mainly due to the increase of accrued interest on our financial debt.

Net cash used by operating activities in 2017 was $5.9 million, or an improvement of $2.4 million compared to 2016. The 2017 operating cash flows primarily reflected a net loss before non-controlling interest of $11.0 million offset by non-cash items of $2.0 million which include share-based compensation of $0.8 million, depreciation and amortization of $0.8 million, and other items, which includes, interest accretion, and other, for $0.4 million. Other working capital changes (including non-current assets) resulted in an increase in working capital of $3.2 million. This is primarily a result of a $1.9 million increase in accrued expense, a $1.0 million increase accounts payable, a $0.2 million increase in accounts receivable and a $0.1 million increase in other assets. The change in accrued expenses is mainly due to the increase of accrued interest on our financial debt.

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

General Discussion 2018

At December 31, 2018, we had cash and cash equivalents of $2.8 million, an increase of $1.7 million from the December 31, 2017 balance of $1.1 million. This increase was mainly attributable to the $0.9 million gain on sale of marine equipment, $1.9 million of new debt financings and $4.6 million received from the issuance and sale of common stock offset by cash used by operations of $6.5 million.

Financial debt of the company, excluding the derivative or beneficial conversion feature components of such debt, increased by $3.0 million in 2018, from a balance of $27.4 million at December 31, 2017 to a balance of $30.4 million at December 31, 2018. The increase was due to the Monaco loan of $1.0 million, the final tranche of debt provided by MINOSA in the amount of $0.4 million, $0.5 million from SMOM and $1.1 million from a new investor, all of which are discussed above in the Discussion of Cash Flows (see NOTE H).

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

Financings

Stock Purchase Agreement

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”). The Purchase Agreement provides for us to issue and sell to the Investor shares of the our preferred stock in the amounts and at the prices set forth below (the numbers set forth below have been adjusted to reflect the 1-for-12 reverse stock split of February 19, 2016):

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at December 31, 2019 was $14.75 million.

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

Other loans (see NOTE H for further details)

Promissory Note

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at December 31, 2019. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest are to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full.

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

We evaluated the amendment’s impact on the accounting for the Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10%. However, the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was more than 10% of the carrying value of the Note immediately prior to the modification. Because the amendment resulted in a substantial modification, extinguishment accounting was required, and we recorded a loss on the extinguishment of debt of $290,024. The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024. The premium of $290,024 is being amortized over the remaining life of the debt. The related amortization for the period ended December 31, 2019 was $129,487. The warrant modification was treated as an inducement to extend the debt therefore the fair value of the warrants of $868,878 was a period expense and charged to interest expense with an offset to equity.

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. During the quarter ended September 30, 2019, we received $1,409,980 under this financing arrangement. The carrying and face value of this obligation at December 31, 2019 was $2,957,097.

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

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (IRR) of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the “Conversion Amount”). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an (IRR) of 100.0%, retroactive to the conversion date (the “Penalty Interest Amount”). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, noted above, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under Generally Accepted Accounting Principles. Therefore, we have recorded interest expense of $369,506 for the period ended December 31, 2019. Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.

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

Amendment (January 31, 2020)

On January 31, 2020, Odyssey and the Lender entered into an Amended and Restated International Claims Enforcement Agreement (the “Restated Agreement”). The material terms and provisions that were amended or otherwise modified are as follows:

•	The Lender has agreed to lend Odyssey up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim;

•	A closing fee of $200,000 has been retain by the Lender in connection with due diligence and other transaction costs incurred by the Lender;

•

A warrant was issued to purchase our common stock which is exercisable for a period of five years beginning on the earlier of (a) the date on which the Claimholder ceases the Subject Claim for any reason other than a full and final arbitral award against the Claimholder or a full and final monetary settlement of the claims or (b) the date on which Proceeds are received and deposited into escrow. The exercise price per share is $3.99, and the Funder can exercise the warrant to purchase the number of share of our common stock equal to the dollar amount of Arbitration Support Funds provided to us pursuant to the Restated Agreement divided by the exercise price per share (subject to customary adjustments and limitations); and

•	All other terms in the Restated Agreement are substantially the same as in the original Agreement

We are currently evaluating this transaction for the appropriate accounting treatment.

Promissory Note

On December 6, 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with 37North Capital SPV 11, LLC (the “Investor”) pursuant to which the Investor agreed to lend, in one or more transactions (each, “a Loan”), up to an aggregate of $2.0 million to us, subject to the terms and conditions of the Purchase Agreement. On December 10, 2019, the Investor made a loan to us in the amount of $539,000 pursuant to the Purchase Agreement. Each Loan made under the Purchase Agreement will be evidenced by a separate convertible promissory note (each, a “Note”). Unless otherwise converted as described below, the entire outstanding amount of all Loans will be due and payable on June 6, 2019 (the “Maturity Date”). The issuance and sale of any additional Notes is subject to the mutual agreement of Odyssey and the Investor and may occur in one or more subsequent closings to occur on or before January 5, 2019. On January 9, 2020, the outside date of January 5, 2020 was extended to 60 days from the original close date of December 6, 2019.

At any time and from time to time until the three-month anniversary of the Maturity Date, all or any portion of the outstanding amount of each Note may, at the Investor’s election, be converted into shares of our common stock, par value $0.0001 per share (“Conversion Shares”). The number of Conversion Shares to be issued upon any conversion shall be equal to the quotient obtained by dividing the Applicable Conversion Amount (as defined below) by the Applicable Conversion Rate (as defined below). As defined in the Purchase Agreement, the “Applicable Conversion Amount” means, on the date of determination and with respect to each Note, (a) for the period beginning on the date of issuance and ending on the day immediately preceding the Maturity Date, an amount equal to 100.0% of the amount of the Loan evidenced by such Note then outstanding; (b) on the Maturity Date, 136.0% of the amount of the Loan evidenced by such Note then outstanding (such amount, the “Enhanced Conversion Amount”); (c) for the period beginning on the day immediately following the Maturity Date and for a period of three months thereafter (such three-month period, the “Accrual Period”), an amount equal to (i) the Enhanced Conversion Amount then outstanding plus (ii) an additional amount equal to 3.0% per month (prorated for any period of less than a full month) accrued on the amount described in clause (i); and (d) on any date after the Accrual Period, the amount then outstanding after giving effect to the accrual described in clause (c) during the Accrual Period (it being understood that no additional amount shall accrue after the expiration of the Accrual Period); and “Applicable Conversion Rate” means (x) with respect to any conversion on or prior to the Maturity Date, $5.00, and (y) with respect to any conversion after the Maturity Date, the lower of (i) $5.00 and (ii) 80.0% of the ten-day volume-weighted average price of Odyssey’s common stock. Notwithstanding anything in the Purchase Agreement to the contrary, we are prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of (A) the number of shares of our common stock outstanding immediately after giving effect to such issuances or (B) the total voting power of our securities outstanding immediately after giving effect to such issuances that are entitled to vote on a matter being voted on by holders of our common stock.

If, at any time prior to the Maturity Date, (a) we receives cash proceeds (the “Shipwreck Proceeds”) arising out of our salvage agreement relating to cargo recovered from a specified shipwreck, and (ii) the amount of the Shipwreck Proceeds equals at least 155.0% of the then-unpaid amount of all Loans, then we must repay in full the indebtedness outstanding under all the Notes by delivery of an amount equal to 155.0% of the then-unpaid amount of all Loans. In addition, at any time prior to the Maturity Date, we may repay all (but not less than all) of the then-unpaid amount of all Loans by delivery of an amount equal to 155.0% of the then-unpaid amount of all Loans; provided, that we must provide the Investor at least ten days’ notice of its intention to repay the indebtedness.

The Purchase Agreement and the Note issued by Odyssey on December 10, 2019, include representations and warranties and other covenants, conditions, and other provisions customary for comparable transactions.

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

Our 2020 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments.

Our consolidated non-restricted cash balance at December 31, 2019 was $0.2 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at December 31, 2019 of $50.0 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $5.3 million at December 31, 2019 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2019.

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

Long-Lived Assets

As of December 31, 2019, we had approximately $0.8 million of net property and equipment, right to use – operating lease and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2019. As required by the ASC topic for Accounting for Income Taxes, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $56.8 million has been recorded as of December 31, 2019.

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

Exploration License

The Company follows the guidance pursuant to ASU 350, “Intangibles-Goodwill and Other” in accounting for its Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not recoverable per the guidance of ASU 360, “Subsequent Measurement”.

Contractual Obligations

At December 31, 2019, except as disclosed in NOTE O regarding our office lease, the Company did not have any other contractual obligations that extended beyond 12 months.

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

Internal Controls over Financial Reporting

Management’s report on our internal controls over financial reporting can be found in the financial statement section of this report. There have been no significant changes in the Company’s internal controls over financial reporting as of December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 15, 2020.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. and Subsidiaries (the Company) as of December 31, 2019 and the related consolidated statements of income, changes in stockholders’ (deficit), and cash flows for the one year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the one year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Warren Averett, LLC

We have served as the Company’s auditor since 2020.
Tampa, Florida
March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Odyssey Marine Exploration, Inc. and subsidiaries (the Company) as of December 31, 2018 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.

Certified Public Accountants

We have served as the Company’s auditor from 1998 to 2020.

Tampa, Florida

March 11, 2019

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203,254	$2,786,832
Restricted cash	10,135	10,135
Accounts receivable and other, net	421,593	789,421
Other current assets	589,840	1,016,136

Total current assets	1,224,822	4,602,524

PROPERTY AND EQUIPMENT
Equipment and office fixtures	10,664,948	11,033,536
Right to use – operating lease, net	739,803	—
Accumulated depreciation	(10,647,910)	(10,915,557)

Total property and equipment	756,841	117,979

NON-CURRENT ASSETS
Investment in unconsolidated entity	1,500,000	752,667
Exploration license	1,821,251	—
Other non-current assets	26,806	—

Total non-current assets	3,348,057	752,667

Total assets	$5,329,720	$5,473,170

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,237,987	$2,772,423
Accrued expenses	13,422,715	9,804,546
Operating lease obligation	123,152	—
Loans payable	31,446,389	29,448,988

Total current liabilities	51,230,243	42,025,957

LONG-TERM LIABILITIES
Loans payable	2,957,097	—
Operating lease obligation	621,046	—
Deferred income and revenue participation rights	3,818,750	4,643,750

Total long-term liabilities	7,396,893	4,643,750

Total liabilities	58,627,136	46,669,707

Commitments and contingencies (NOTE O)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 9,478,009 and 9,222,199 issued and outstanding	948	922
Additional paid-in capital	221,027,057	217,993,953
Accumulated (deficit)	(250,322,307)	(239,882,346)

Total stockholders’ equity/(deficit) before non-controlling interest	(29,294,302)	(21,887,471)
Non-controlling interest	(24,003,114)	(19,309,066)

Total stockholders’ equity/(deficit)	(53,297,416)	(41,196,537)

Total liabilities and stockholders’ equity/(deficit)	$5,329,720	$5,473,170

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2019	12 Month Period Ended December 31, 2018	12 Month Period Ended December 31, 2017
REVENUE
Marine services	1,984,316	2,439,997	1,236,623
Other services	$1,088,671	$835,756	$11,854

Total revenue	3,072,987	3,275,753	1,248,477

OPERATING EXPENSES
Operations and research	7,927,831	3,688,560	3,438,389
Gain on sale of marine assets	—	—	—
Marketing, general and administrative	5,491,849	5,654,409	6,167,181

Total operating expenses	13,419,680	9,342,969	9,605,570

LOSS FROM OPERATIONS	(10,346,693)	(6,067,216)	(8,357,093)
OTHER INCOME OR (EXPENSE)
Interest income	151	56,408	112
Interest expense	(5,360,192)	(3,142,280)	(2,727,235)
Gain (loss) on debt extinguishment	(290,024)	—	—
Change in derivative liabilities fair value	(322,485)	—	—
Other	819,517	48,803	63,074

Total other income or (expense)	(5,153,033)	(3,037,069)	(2,664,049)

LOSS BEFORE INCOME TAXES	(15,499,726)	(9,104,285)	(11,021,142)
Income tax benefit (provision)	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(15,499,726)	(9,104,285)	(11,021,142)
Non-controlling interest	5,059,765	3,931,849	3,261,670

NET (LOSS)	$(10,439,961)	$(5,172,436)	$(7,759,472)

LOSS PER SHARE
Basic and diluted	$(1.12)	$(0.60)	$(0.95)
Weighted average number of common shares outstanding
Basic and diluted	9,346,213	8,583,795	8,209,539

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2019	12 Month Period Ended December 31, 2018	12 Month Period Ended December 31, 2017
Preferred Stock - Shares
At beginning of year	—	—	—
Preferred stock converted to common	—	—	—

At end of year	—	—	—

Common Stock – Shares
At beginning of year	9,222,199	8,466,909	7,718,366
Common stock issued for cash	—	700,000	—
Common stock issued for settlement of senior convertible notes	—	—	670,455
Common stock issued for asset acquisition	249,584	—	—
Common stock issued for services	6,226	55,290	78,088

At end of year	9,478,009	9,222,199	8,466,909

Preferred Stock
At beginning of year	$—	$—	$—
Preferred stock converted to common	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$922	$847	$772
Common stock issued for cash	—	70	—
Common stock issued for settlement of senior convertible notes	—	—	67
Common stock issued for asset acquisition	25	—	—
Common stock issued for services	1	5	8

At end of year	$948	$922	$847

Paid-in Capital
At beginning of year	$217,993,953	$212,103,344	$207,962,346
Common stock issued for settlement of senior convertible notes	—	—	3,352,207
Common stock issued for services	—	—	—
Share-based compensation	756,599	278,941	725,866
Fair value of warrants attached convertible debt	—	303,812	—
Beneficial conversion feature on convertible debt	—	746,187	62,925
Asset acquisition	1,407,627	—	—
Debt modification	868,878	—	—
Common stock issued for cash, net	—	4,561,669	—

At end of year	$221,027,057	$217,993,953	$212,103,344

Accumulated Deficit
At beginning of year	$(239,882,346)	$(234,709,910)	$(226,950,438)
Net (loss)	(10,439,961)	(5,172,436)	(7,759,472)

At end of year	$(250,322,307)	$(239,882,346)	$(234,709,910)

Non-controlling Interest
At beginning of year	$(19,309,066)	$(15,377,217)	$(12,115,547)
Asset acquisition	365,717	—	—
Net (loss)	(5,059,765)	(3,931,849)	(3,261,670)

At end of year	(24,003,114)	(19,309,066)	(15,377,217)

Total stockholders’ equity/(deficit)	$(53,297,416)	$(41,196,537)	$(37,982,936)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2019	12 Month Period Ended December 31, 2018	12 Month Period Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before non-controlling interest	$(15,499,726)	$(9,104,285)	$(11,021,142)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Note payable interest accretion	845,892	111,180	384,060
Senior convertible debt interest settled with common stock issuance	—	—	302,274
Share-based compensation	55,200	278,947	725,875
Depreciation and amortization	116,434	453,466	760,766
Loss on debt extinguishment	290,024	—	—
Director fees settled with equity instruments	701,396	—	—
Change in derivatives liabilities fair value	322,485	—	—
Debt modification inducement	868,878	—	—
Right of use asset amortization	53,233	—	—
Financed lender fees	—	—	50,000
Investment in unconsolidated entity	(747,333)	(752,667)	—
Gain on sale of equipment	—	(897,664)	(289,328)
Deferred revenue	(825,000)	—	—
(Increase) decrease in:
Accounts receivable	367,828	(578,156)	241,426
Other assets	355,126	11,891	113,922
Increase (decrease) in:
Accounts payable	3,690,481	496,068	999,488
Accrued expenses and other	3,960,783	3,528,805	1,881,977

NET CASH (USED) IN OPERATING ACTIVITIES	(5,444,299)	(6,452,415)	(5,850,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	1,003,662	80,000
Purchase of property and equipment	(15,492)	(9,624)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	(15,492)	994,038	80,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	3,271,181	1,925,000	5,625,000
Restricted cash held as collateral	—	(125)	—
Settlement receipts from contractual obligation	—	15,000,000	—
Payment of contractual obligation	—	(14,000,000)	—
Proceeds from sale of common stock	—	4,561,739	—
Payment of operating lease liability	(48,838)	—	—
Repayment of loan and debt obligations	(346,130)	(349,598)	(408,768)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,876,213	7,137,016	5,216,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,583,578)	1,678,639	(554,450)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,786,832	1,108,193	1,662,643

CASH AND CASH EQUIVALENTS AT END OF YEAR	$203,254	$2,786,832	$1,108,193

SUPPLEMENTARY INFORMATION:
Interest paid	$1,544,663	$1,247,337	$622,055
Income taxes paid	$—	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the quarter ended June 30, 2017, we sold a marine vessel to Monaco Financial, LLC, for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000, see NOTE E and NOTE H. During this same period, Epsilon Acquisitions LLC converted $3,050,000 plus accrued interest of $302,274 into 670,455 of our common shares, see NOTE H.

During the quarter ended March 31, 2018, we converted $1.0 million of amounts advanced related to the contractual obligation settlement to a loan with Monaco Financial, LLC. During April 2018 the parties agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan, see NOTE H.

During the quarter ended September 30, 2019, we commenced with a new five-year operating lease for our headquarters which resulted in a right-of-use asset and corresponding operating lease liability of $793,036.

During the quarter ended September 30, 2019, we acquired a 79.9% equity interest in Bismarck Mining Corporation (PNG) LTD (Bismarck) in exchange for 249,584 shares ($1,407,653) of our common stock

During the quarter ended December 31, 2019, we received $224,916 in non-cash financing pertaining to our Litigation financing as described in Note H: Note 9 – Litigation financing. The lender settled a portion of the Company’s litigation payables directly with the vendor.

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

Recent Accounting Pronouncements

Accounting standards applied in 2019

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, which establishes a comprehensive lease standard under GAAP for virtually all industries. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. We had no leases at the time of adoption of this lease standard. We entered into two operating lease during the latter half of 2019 for which we are applying the new accounting standard (see NOTE O).

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

Revenue Recognition and Accounts Receivable

As of January 1, 2019, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as modified (ASU No. 2014-09), using the modified retrospective method. This method requires that any financial statement impact from adoption be recognized as a cumulative adjustment to retained earnings as of the date of adoption. The adoption of this ASU did not change the timing of the Company’s revenue recognition for any contracts and, therefore, the adoption of this standard did not have a material impact on the Company’s financial statements.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

The Company currently generates revenues from three customers with contracts. There are two sources of revenue, marine services, and other services. The contracts for both services provide research, scientific services, marine operations planning, management execution, and project management. These services are billed generally on a monthly basis, and recognized as revenue as the services are performed. Revenue is recognized over time, as the customers simultaneously receive and consume the benefits provided by the Company each month. The Company generally does not receive any upfront consideration for these services, and there is no variable consideration for the services. Costs associated with both services include all direct consulting labor, and minimal supplies, and is charged to operations as a component of Operations and Research.

Accounts receivable are based on amounts billed to customers. Generally accepted accounting principles state an estimate is to be made for an allowance for doubtful accounts. We have determined no allowance is currently necessary. If we were to have a recorded allowance, the accounts receivable would be stated net of the recorded allowance.

Cash and Cash Equivalents

Cash, cash equivalents and restricted cash include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We have $10,135 of restricted cash for collateral related to a corporate credit card program.

Exploration License

The Company follows the guidance pursuant to ASU 350, “Intangibles-Goodwill and Other” in accounting for its Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not recoverable per the guidance of the Accounting Standards Codification (“ASC”) for topic 360 for Property, Plant and Equipment.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. We did not have any impairments in 2019, 2018 or 2017.

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

At December 31, 2019, 2018 and 2017 the weighted average common shares outstanding were 9,346,213, 8,583,795 and 8,209,539, respectively. For the periods ending December 31, 2019, 2018 and 2017 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2019	2018	2017
Average market price during the period	$4.93	$6.81	$3.98
In the money potential common shares from options excluded	22,493	13,450	7,023
In the money potential common shares from warrants excluded	120,000	50,640	13,869

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

Per share exercise price	2019	2018	2017
Out of the money options excluded:
$3.59	—	—	—
$12.48	136,833	136,833	137,666
$12.84	4,167	4,167	4,167
$26.40	75,158	75,158	75,158
$34.68	—	—	—
$39.00	—	—	8,333
$41.16	—	—	—
$42.00	—	—	—
$46.80	—	—	—
Out-of-the-money warrants excluded:
$5.76	196,135	—	—
$7.16	700,000	700,000	—
$12.00	—	65,625	—

Total excluded	1,112,293	981,783	225,324

The weighted average equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2019	2018	2017
Excluded unvested restricted stock awards	41,667	41,667	132,826

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2019	12 Month Period Ended December 31, 2018	12 Month Period Ended December 31, 2017
Net loss	$(10,439,961)	$(5,172,436)	$(7,759,472)
Cumulative dividends on Series G Preferred Stock	—	—	—

Numerator, basic and diluted net loss available to stockholders	$(10,439,961)	$(5,172,436)	$(7,759,472)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	9,346,213	8,583,795	8,209,539

Shares used in computation – diluted:
Weighted average common shares outstanding	9,346,213	8,583,795	8,209,539

Net loss per share – basic and diluted	$(1.12)	$(0.60)	$(0.95)

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

We adopted ASC Topic 820 for certain financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at December 31, 2019:

	Total	Level 1	Level 2	Level 3
Assets:	$—	$—	$—	$—

Liabilities:
Hybrid debt instrument at fair value	$861,484	$—	$—	$861,484

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year December 31, 2019: See footnote NOTE H: Note 10 – 37North for further detail.

Balance at December 31, 2018	$—
Fair value of hybrid instrument issued	869,783
Gain on change in derivative liability	(8,299)

Balance at December 31, 2019	$861,484

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

NOTE B – CONCENTRATION OF CREDIT RISK

We maintain the majority of our cash at one financial institution. At December 31, 2019 and 2018, our uninsured cash balance was approximately $16,000 and $2.6 million, respectively.

We do not have any outstanding loans that bear variable interest rates thus we do not have any corresponding interest rate risk.

NOTE C – ACCOUNTS RECEIVABLE AND OTHER, NET

Our accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
Trade	$161,937	$9,466
Related party	216,603	664,596
Other	43,053	115,359

Accounts receivable, net	$421,593	$789,421

During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company in which our past Chairman of the Board, Greg Stemm, has a controlling and ownership interest. See NOTE J for further information. At December 31, 2019 and 2018, respectively, the company owed us $216,603 and $52,098, respectively.

NOTE D – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	December 31, 2019	December 31, 2018
Prepaid expenses	$584,765	$478,560
Project deposit	—	532,500
Deposits	5,075	5,076

Total other current assets	$589,840	$1,016,136

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Computers and peripherals	706,274	1,021,844
Furniture and office equipment	1,854,098	1,907,116
Marine equipment	8,104,576	8,104,576
Right to use asset, net	739,803	—

	11,404,751	11,033,536
Less: Accumulated depreciation	(10,647,910)	(10,915,557)

Property and equipment, net	$756,841	$117,979

During 2018, we sold marine assets with an approximate gross cost of $4.6 million and an approximate net book value of $0.1 million to a Monaco company for $1.0 million cash and assumed debt. See Lease commitment in NOTE O – Commitments and Contingencies for further information on Right to use asset, net.

NOTE F – EXPLORATION LICENSE

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

Included in this acquisition are the rights to Bismarck’s exploration license, which is renewable every two years. Per ASC 350-30-35-3, management has deemed the rights to this license to have an indefinite life. Determining if the rights to the license has an indefinite or finite life required us to consider the nature of the renewal process and any additional economic factors, if any, required when renewing this license. We currently expect to use and renew the related license indefinitely, and we do not believe there are currently any legal, regulatory, or contractual provisions that are expected to limit the useful life of the related exploration license or indicate that the useful life is other than indefinite. The exploration license is also not dependent on, or specifically associated with, another asset or group of assets that would limit the useful life of the intangible asset or indicate that the useful life is other than indefinite. Management’s assumptions regarding our ability to successfully renew or extend the exploration license are based on Bismarck’s historical experience. Bismarck was established in 2006, and they have historically renewed and extended the exploration license without a lapse in their ability to use the license. The license has also never been revoked. We will not incur significant maintenance costs related to the license. There is an annual fee due of approximately $14,000 to maintain the license. This amount is much less than the carrying amount of the license and the cost is not expected to prohibit continued renewals of the license in the future. Based on all the factors considered above, management believes it is appropriate to assign indefinite useful life to the acquisition of the rights for the exploration license.

NOTE G – INVESTMENT IN UNCONSOLIDATED ENTITY

Neptune Minerals, Inc. (NMI)

Our current investment in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 2019, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred subsequent to the December 31, 2016 audit to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of December 31, 2019, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

CIC, LLC

In 2018, we began providing services to CIC LLC, a company controlled by Greg Stemm, the past Chairman of the Board for Odyssey (See NOTE J for related parties). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined that we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At December 31, 2019, the accumulated investment in the entity is $1,500,000, which is classified as an investment in unconsolidated entity in our consolidated balance sheets. The agreements relating to the equity investment were executed in January 2019.

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

NOTE H –LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following:

	December 31, 2019	December 31, 2018
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,367	1,099,366
Note 8 – Promissory note	1,210,537	74,621
Note 9 – Litigation financing	2,957,097	—
Note 10 – 37North	861,484	—

	$34,403,486	$29,448,988

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

On December 10, 2015, promissory notes issued to Monaco in 2015 and 2016 were amended. The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the twelve months ended December 31, 2019 and 2018, interest in the amount of $573,110 and $507,741, respectively, was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at December 31, 2019 and 2018.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest was payable on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of December 31, 2019 and 2018 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is $0.3 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During 2017, we sold a marine vessel to a Monaco related company for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. A total of $252,940 has been previously charged to interest expense related to the discount. For the twelve months ended December 31, 2019 and 2018, interest in the amount of $267,617 and $224,846, respectively, was recorded.

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

Loan modification (March 2016)

In connection with the $1.825 million loan agreement with Monaco in March 2016, the existing $2.8 million notes were modified. Of the combined total indebtedness of Monaco’s Note 1 and Note 2, Monaco can convert this debt into 3,174,603 shares of Oceanica at a fixed conversion price of $1.00 per share, or $3,174,603. Any remaining debt in excess of $3,174,603 is not convertible.    Additionally, the modification eliminated Monaco’s option (“share purchase option”) to purchase 3,174,603 shares of Oceanica stock at a price of $3.15 per share. The modification was analyzed under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10 a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. In accordance with the extinguishment accounting guidance (a) the share purchase option was first marked to its pre-modification fair value, (b) the new debt was recorded at fair value and (c) the old debt and share purchased option was removed. The difference between the fair value of the new debt and the sum of the pre-modification carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC 470-50-40-2 indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain upon extinguishment was recognized in additional paid in capital. However, for the current period ended December 31, 2019, we do not deem Monaco to be a related party.

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s

54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at December 31, 2019 and 2018. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the twelve months ended December 31, 2019 and 2018, interest in the amount of $1,180,000 and $1,180,000, respectively, was recorded.

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

The Warrant’s fair value was calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the Warrant totaled $303,712. Since the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the twelve months ended December 31, 2019 and 2018, interest in the amount of $100,272 and $99,998, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at December 31, 2019 and 2018 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at December 31, 2019 and 2018 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the twelve months ended December 31, 2019 and 2018, interest in the amount of $349,999 and $330,822, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At December 31, 2019 and 2018, the outstanding principal balance, including the Epsilon assignment, is $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the twelve months ended December 31, 2019 and 2018, interest in the amount of $504,998 and $504,075, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,367 at December 31, 2019 and 2018. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the twelve months ended December 31, 2019 and 2018, interest in the amount of $123,466 and $79,539, respectively, was recorded.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at December 31, 2019 and 2018. For the twelve months ended December 31, 2019 and 2018, interest in the amount of $89,911 and $33,284, respectively, was recorded.

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

We evaluated the amendment’s impact on the accounting for the Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10%. However, the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was more than 10% of the carrying value of the Note immediately prior to the modification. Because the amendment resulted in a substantial modification, extinguishment accounting was required, and we recorded a loss on the extinguishment of debt of $290,024. The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024. The premium of $290,024 is being amortized over the remaining life of the debt. The related amortization for the year ended December 31, 2019 was $129,487. The warrant modification was treated as an inducement to extend the debt therefore the fair value of the warrants of $868,878 was a period expense and charged to interest expense with an offset to equity. The carrying value of this note was $1,210,537 and $74,621, respectively, at December 31, 2019 and 2018. The change in the balance at December 31, 2019 reflects amortization of $845,892 from the BCF recorded in 2018 and the loss on extinguishment of $290,024.

Note 9 – Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. During the year ended December 31, 2019, we incurred debt of $2,957,097 under this financing arrangement. The carrying and face value of this obligation at December 31, 2019 was $2,957,097. For the year ended December 31, 2019, we recorded interest expense of $369,505.

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

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (IRR) of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the “Conversion Amount”). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an (IRR) of 100.0%, retroactive to the conversion date (the “Penalty Interest Amount”). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under Generally Accepted Accounting Principles. Therefore, we have recorded interest expense of $369,505 for the period ended December 31, 2019. Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.

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

Amendment (January 31, 2020)

On January 31, 2020, Odyssey and the Lender entered into an Amended and Restated International Claims Enforcement Agreement (the “Restated Agreement”). The material terms and provisions that were amended or otherwise modified are as follows:

•	The Lender has agreed to lend Odyssey up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim;

•	A closing fee of $200,000 has been retained by the Lender in connection with due diligence and other transaction costs incurred by the Lender;

•

A warrant was issued to purchase our common stock which is exercisable for a period of five years beginning on the earlier of (a) the date on which the Claimholder ceases the Subject Claim for any reason other than a full and final arbitral award against the Claimholder or a full and final monetary settlement of the claims or (b) the date on which Proceeds are received and deposited into escrow. The exercise price per share is $3.99, and the Funder can exercise the warrant to purchase the number of share of our common stock equal to the dollar amount of Arbitration Support Funds provided to us pursuant to the Restated Agreement divided by the exercise price per share (subject to customary adjustments and limitations); and

•	All other terms in the Restated Agreement are substantially the same as in the original Agreement

We are currently evaluating this arrangement for the appropriate accounting treatment.

Note 10 – 37North

On December 6, 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with 37North Capital SPV 11, LLC (the “Investor”) pursuant to which the Investor agreed to lend, in one or more transactions (each, a “Loan”), up to an aggregate of $2.0 million to us, subject to the terms and conditions of the Purchase Agreement. On December 10, 2019, the Investor made a loan to us in the amount of $539,000 pursuant to the Purchase Agreement. Each Loan made under the Purchase Agreement is or will be evidenced by a separate convertible promissory note (each, a “Note”). Unless otherwise converted as described below, the entire outstanding amount of all Loans will be due and payable on June 6, 2020 (the “Maturity Date”). The issuance and sale of any additional Notes is subject to the mutual agreement of Odyssey and the Investor and may occur in one or more subsequent closings to occur on or before January 5, 2019. On January 9, 2020, the outside date of January 5, 2020 was extended to 60 days from the original close date of December 6, 2019.

At any time and from time to time until the three-month anniversary of the Maturity Date, all or any portion of the outstanding amount of each Note may, at the Investor’s election, be converted into shares of our common stock, par value $0.0001 per share (“Conversion Shares”). The number of Conversion Shares to be issued upon any conversion shall be equal to the quotient obtained by dividing the Applicable Conversion Amount (as defined below) by the Applicable Conversion Rate (as defined below). As defined in the Purchase Agreement, the “Applicable Conversion Amount” means, on the date of determination and with respect to each Note, (a) for the period beginning on the date of issuance and ending on the day immediately preceding the Maturity Date, an amount equal to 100.0% of the amount of the Loan evidenced by such Note then outstanding; (b) on the Maturity Date, 136.0% of the amount of the Loan evidenced by such Note then outstanding (such amount, the “Enhanced Conversion Amount”); (c) for the period beginning on the day immediately following the Maturity Date and for a period of three months thereafter (such three-month period, the “Accrual Period”), an amount equal to (i) the Enhanced Conversion Amount then outstanding plus (ii) an additional amount equal to 3.0% per month (prorated for any period of less than a full month) accrued on the amount described in clause (i); and (d) on any date after the Accrual Period, the amount then outstanding after giving effect to the accrual described in clause (c) during the Accrual Period (it being understood that no additional amount shall accrue after the expiration of the Accrual Period); and “Applicable Conversion Rate” means (x) with respect to any conversion on or prior to the Maturity Date, $5.00, and (y) with respect to any conversion after the Maturity Date, the lower of (i) $5.00 and (ii) 80.0% of the ten-day volume-weighted average price of Odyssey’s common stock. Notwithstanding anything in the Purchase Agreement to the contrary, we are prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of (A) the number of shares of our common stock outstanding immediately after giving effect to such issuances or (B) the total voting power of our securities outstanding immediately after giving effect to such issuances that are entitled to vote on a matter being voted on by holders of our common stock.

If, at any time prior to the Maturity Date, (a) we receive cash proceeds (the “Shipwreck Proceeds”) arising out of our salvage agreement relating to cargo recovered from a specified shipwreck, and (ii) the amount of the Shipwreck Proceeds equals at least 155.0% of the then-unpaid amount of all Loans, then we must repay in full the indebtedness outstanding under all the Notes by delivery of an amount equal to 155.0% of the then-unpaid amount of all Loans. In addition, at any time prior to the Maturity Date, we may repay all (but not less than all) of the then-unpaid amount of all Loans by delivery of an amount equal to 155.0% of the then-unpaid amount of all Loans; provided, that we must provide the Investor at least ten days’ notice of our intention to repay the indebtedness.

The Purchase Agreement and the Note issued by Odyssey on December 10, 2019, include representations and warranties and other covenants, conditions, and other provisions customary for comparable transactions.

We evaluated the Note in accordance with ASC Topic 815, Derivatives and Hedging, and determined that it contained certain embedded derivatives whose economic risks and characteristics were not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and contingent redemption provisions. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. FASB ASC 825-10-25 allows us to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt.

Because this Note is carried in its’ entirety at fair value, the value of the compound embedded conversion feature is embodied in that fair value. The Company estimates the fair value of the hybrid instrument based on a probability weighted analysis which considers the present value of the cash flows using a credit risk adjusted rate enhanced by the redemption feature and the value of the conversion option valued using a Monte Carlo model. This method was considered by management to be’

the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instrument at inception included, (i) present value of future cash flows using a credit risk adjusted rate of 18%, (ii) remaining term of approximately 8 months, (iii) volatility of 58%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the lesser of $5.00 or 80% of the 10 day VWAP. Changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

At inception, the fair value of the Note using the fair value option was $869,783. Since the fair value of the hybrid instrument was in excess of the proceeds received of $539,000, we recorded a day one loss on derivative liabilities of $330,783. On December 31, 2019, the hybrid instrument was revalued at $861,484 resulting in a gain of $8,299.

Long-Term Obligation Maturities:

We have two obligations that span greater than twelve months. For our lease obligations, see Lease commitment in NOTE O – Commitments and Contingencies for further information on our operating lease obligations. See NOTE H – LOANS PAYABLE, Note 9 – Litigation Financing for further detail regarding the repayment and maturity on the December 31, 2019 debt balance of $2,957,097.

NOTE I – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2019	2018
Compensation and incentives	$2,821,349	$2,567,732
Professional services	422,130	400,367
Deposit	450,000	—
Interest	9,494,391	6,508,621
Accrued insurance obligations	221,504	309,826
Other operating	13,341	18,000

Total accrued expenses	$13,422,715	$9,804,546

Professional fees are mainly attributable to legal fees and related and other professional services in support of operations, (See NOTE J). Compensation and incentives includes $2.6 million accrued incentive awards for the company employees for 2018 and prior and $0.2 million additional for 2019. The Board of Directors will only approve incentives to be paid when and if there is sufficient excess cash above and beyond normal operating requirements. Other operating expenses contain general items due resulting from general operations. Accrued interest is due to several lenders per debt agreements described in NOTE H. During the quarter ended September 30, 2019, we received an earnest money deposit of $450,000 from a company controlled by Greg Stemm, our past Chairman of the Board (see NOTE J for further information). The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been consummated. Accrued insurance obligations for the years ended December 31, 2019 and 2018 primarily consisted of directors and officers insurance obligations.

NOTE J – RELATED PARTY TRANSACTIONS

During 2018 we entered into a services agreement with and continue to provide services to a deep-sea mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm, the past Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We are providing these services pursuant to a Master Services Agreement that provides for back office services in exchange for a recurring monthly fee as well as other mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the 2019 year to date, we invoiced CIC a total of $911,838, which was for back office technical and support services. Included in this amount is $747,333 which shall be deemed as consideration for equity units in CIC. We have the option to accept equity in lieu of the remaining amounts expected to be paid in cash. See NOTE C for related accounts receivable at December 31, 2019 and NOTE G for our investment in an unconsolidated entity.

Included in 2018 accrued Professional fees (see NOTE I) are $230,500 of fees earned by Greg Stemm, former chief executive office and now former chairman of the board, in accordance to his consulting service agreement executed in 2015. These fees are to be paid out monthly until mid-2021. Mr. Stemm had an additional $80,509 of fees due in accounts payable at December 31, 2018. These fees are be remitted at a mutually agreeable time in the future on a monthly basis. Mr. Stemm’s fees as of December 31, 2019 totaling $258,009 are included in accounts payable.

During the quarter ended September 30, 2019, we received an earnest money deposit of $450,000 from a company controlled by Greg Stemm, our past Chairman of the Board. The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. As of this report date, this transaction has not yet been consummated. The deposit is included in accrued expenses (NOTE I) in our statement of consolidated balance sheets.

During September 2019, we entered into an arrangement with a company controlled by one of our directors relating to its possible participation in a pending financing arrangement. Upon entering the arrangement, we received an earnest deposit of $150,000. If the company’s participation was not required, the arrangement called for the return of the $150,000 deposit plus a 10% break-up-fee. The company’s participation was not required. $145,000 remained payable to the director at December 31, 2019 and is included in accounts payable and other in our statement of consolidated balance sheets. This amount was paid in full subsequent to December 31, 2019.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

NOTE K – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following for the respective year end:

	December 31, 2019	December 31, 2018
“Cambridge” project	$—	$825,000
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250

Total revenue participation rights	$3,818,750	$4,643,750

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

On July 9, 2019, we acquired a 79.9% interest in Bismarck Mining Corporation (PNG) Limited (“Bismarck”), a Papua New Guinea company (see NOTE F). The consideration we paid to the seller for Bismarck was 249,584 shares of our common stock.

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

Stock-Based Compensation

We have three stock incentive plans. The first is the 2005 Stock Incentive Plan that expired in August 2015. After the expiration of this plan, equity instruments cannot be granted but this plan will continue in effect until all outstanding awards have been exercised in full or are no longer exercisable and all equity instruments have vested or been forfeited.

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

On March 26, 2019, our Board of Directors adopted and approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was approved by our stockholders on June 3, 2019. The 2019 Plan expires on June 3, 2029. The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The 2019 Plan is capitalized with 800,000 shares that may be granted. No awards were made from the Plan prior to the effective date. The 2019 Plan includes the following features: no “evergreen” share reserve, prohibits liberal share recycling, no repricing permitted without stockholder approval, no stock option reload features, no transfers of awards for value and dividends and dividends equivalent shall accrue and be paid only if and to the extent the common stock underlying the award become vested or payable. Subsequent to December 31, 2019, the Company issued 64,440 shares to its independent directors for full settlement of their 2019 compensation. The Company also awarded key plan participants 301,686 restricted stock units related to long term incentive compensation that are to vest over a three-year service period.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the periods ended December 31, 2019, 2018 and 2017 was $756,596, $415,615 and $833,985, respectively. The 2019 amount includes $675,000 of equity-based compensation issued from a subsidiary for director fees.

We did not grant stock options to employees or outside directors in 2019, 2018 or 2017. If options were granted, their values would be determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	332,415	$21.55
Granted	—	$—
Exercised	—	$—
Cancelled	(84,598)	$35.59

Outstanding at December 31, 2017	247,817	$16.76
Granted	—	$—
Exercised	—	$—
Cancelled	(9,166)	$36.52

Outstanding at December 31, 2018	238,651	$15.95
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding at December 31, 2019	238,651	$15.95

Options exercisable at December 31, 2017	247,817	$16.76

Options exercisable at December 31, 2018	238,651	$15.95

Options exercisable at December 31, 2019	238,651	$15.95

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2019, 2018 and 2017 were $15,564, $15,564 and $0, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2019, 2018 and 2017 were $15,564, $15,564 and $0, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2019, 2018 and 2017 are $0, $0 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of options vested during the fiscal years ended December 31, 2019, 2018 and 2017 was $0, $231,952 and $828,497, respectively.

As of December 31, 2019, there was no remaining amount of unrecognized compensation cost related to unvested share-based compensation awards granted to employees related to granted stock options.

The following table summarizes information about stock options outstanding at December 31, 2019:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$26.40 - $26.40	75,158	4.00	$26.40
$12.48 - $12.84	141,000	5.00	$12.48
$2.02 - $3.59	22,493	6.65	$2.74

	238,651	4.84	$15.95

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2019 and changes during the year ended December 31, 2019 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	41,667	$11.04
Granted	—	$—
Vested	—	$—
Cancelled	—	$—

Unvested at December 31, 2019	41,667	$11.04

The fair value of restricted stock awards vested during the years ended December 31, 2019, 2018 and 2017 was $0, $323,614 and $408,466, respectively. The fair value of unvested restricted stock awards remaining at the periods ended December 31, 2019, 2018 and 2017 is $132,917, $460,000 and $500,754, respectively. The weighted-average grant date fair value of restricted stock awards granted during the periods ended December 31, 2019, 2018 and 2017 were $0, $0 and $0, respectively. The weighted-average remaining contractual term of these restricted stock awards at the periods ended December 31, 2019, 2018 and 2017 are 0.8, 0.8 and 1.0 years, respectively. As of December 31, 2019, there was a total of $13,800 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2019:

Common Stock Warrants	Exercise Price	Termination Date
120,000	$3.52	10/01/2021
196,135	$5.76	07/08/2024
700,000	7.16	11/02/2023
1,016,135

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

Each participant in the Cuota Plans will be entitled to be paid the value of such participant’s CARs upon the occurrence of a “payment event.” As used in the Cuota Plans, payment events consist of a change in control of the Company or the date specified in the applicable award agreement and, in the case of the Key Employee Plan, a separation of service without cause and the participant’s continuous employment with the Company until the date specified in the applicable award agreement. The value of CARs liability will be based upon the difference between the basis in the cuotas of Oceanica on the date of the award of the CARs, which is $3.00, and the fair value of the cuotas on the date used for the payment event, in each case as determined by the Board in accordance with the provisions of the Cuota Plans. The fair value of the cuota as of August 31, 2019 was $1.00. Oceanica does not have a readily available market. There is no active market for Oceanica’s securities, and there was no activity that would have materially changed the valuation at December 31, 2019.

The following is an analysis of activity in the CARs balances as of December 31, 2019:

	Number of CARs
	Key Employee Plan	Nonemployee Director Plan
Unvested at December 31, 2018	385,580	—
Granted	—	—
Vested	(249,879)	—
Cancelled	—	—

Unvested at December 31, 2019	135,701	—

At December 31, 2019, there was no liability or associated compensation cost associated with these CARs. At December 31, 2019, there were 614,299 vested CARs outstanding and there were no excercisable CARs outstanding related to the Key Employee Plan. The CARs in the Nonemployee Director Plan are utilized as compensation for services, therefore these CARs vest upon grant. At December 31, 2019, the Nonemployee Director Plan had 600,000 CARs vested and outstanding.

NOTE M – INCOME TAXES

As of December 31, 2019, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $175 million and net operating loss carryforwards for foreign income tax purposes of approximately $49 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning 2025 and ending through the year 2035. From 2025 through 2027, approximately $43 million of the NOL will expire, and from 2028 through 2037, approximately $116 million of the NOL will expire. The NOL generated in 2018 and 2019 of approximately $15.5 million will be carried forward indefinitely.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss and tax credit carryforwards	$52,876,144	$48,404,432
Capital loss carryforward	5,052	147,552
Accrued expenses	614,467	559,096
Reserve for Dorado accounts receivable	156,538	287,335
Start-up costs	2,595	7,042
Excess of book over tax depreciation	604,287	707,044
Stock option and restricted stock award expense	1,343,100	1,331,067
Investment in unconsolidated entity	1,387,970	1,387,970
Less: valuation allowance	(56,819,522)	(52,684,059)

	$170,631	$147,479

Deferred tax liability:
Property and equipment basis	$43,155	$43,155
Prepaid expenses	127,476	104,324

	$170,631	$147,479

Net deferred tax asset	$—	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2019 and 2018. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of December 31, 2019 and 2018.

The change in the valuation allowance is as follows:

December 31, 2019	$56,819,522
December 31, 2018	52,684,059

Change in valuation allowance	$4,135,463

The federal and state income tax provision (benefit) is summarized as follows for the years ended:

	December 31, 2019	December 31, 2018	December 31, 2017
Expected (benefit)	$(3,254,942)	$(1,923,757)	$(3,718,058)
Effects of:
State income taxes net of federal benefits	(156,858)	(92,707)	(110,667)
Nondeductible expense	262,776	29,670	711,679
Change in valuation allowance	5,170,161	3,765,560	28,258,724
Foreign Rate Differential	(2,021,137)	(1,778,766)	(1,097,681)
Change in Deferred Taxes due to enacted changes in tax law			(24,043,997)

	$—	$—	$—

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

The earliest tax year still subject to examination by a major taxing jurisdiction is 2016.

NOTE N – MAJOR CUSTOMERS

For the fiscal year ended December 31, 2019, we had two customers that accounted for 91.0% of our total revenue. During the fiscal year ended December 31, 2018, we had two customers that accounted for 97.0% of our total revenue.

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

Contingency

During March 2016, our Board of Directors approved the grant and issuance of 3.0 million new equity shares of Oceanica Resources, S.R.L. (“Oceanica”) to two attorneys for their future services. During January 2020, our Board of Directors approved two four-month contracts with two advisory consultants in connection with the litigation of our NAFTA arbitration which would allow them to receive 1.5 million new equity shares each if they proved to be successful in the facilitation of the process. This equity is only issuable upon the Mexican’s government approval and issuance of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. All possible grants of new equity shares were also approved by the Administrators of Oceanica. We also owe consultants contingent success fees of up to $700,000 upon the approval and issuance of the EIA. The EIA has not been approved as of the date of this report.

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

Our 2020 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow is not sufficient to meet our desired projected business plan requirements, we will be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On March 11, 2015, we entered into a Stock Purchase Agreement with Minera del Norte S.A. de c.v. (“MINOSA”) and Penelope Mining LLC (“Penelope”), an affiliate of MINOSA, pursuant to which (a) MINOSA agreed to extend short-term, debt financing to Odyssey of up to $14.75 million, and (b) Penelope agreed to invest up to $101 million over three years in convertible preferred stock of Odyssey. The equity financing is subject to the satisfaction of certain conditions, including the approval of our stockholders which occurred on June 9, 2015, and MINOSA and Penelope are currently under no obligation to make the preferred share equity investments.

Our consolidated non-restricted cash balance at December 31, 2019 was $0.2 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at December 31, 2019 of $50.0 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $5.3 million at December 31, 2019 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

In August 2019, we entered into an operating lease for our corporate office space under a non-cancellable lease through August 2024 with monthly payments ranging from $11,789 to $13,269, not including sales tax. The lease provides for annual increases of base rent of 3% until the expiration date. Pursuant to ASC 842, an operating lease right of usage (ROU) asset and liability were recognized in the amount of $590,612 at inception of the lease based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Since the implicit rate of interest in the arrangement was not readily determinable, we utilized our incremental borrowing rate of 10% in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company recognized approximately $67,425 in lease expense as of December 31, 2019 since the inception of this lease.

At December 31, 2019 the ROU asset and lease obligation were, $546,964 and $550,609, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2020	143,241
2021	147,539
2022	151,965
2023	156,524
2024	92,884

$692,153

During the third quarter of 2019, we entered into a five-year lease at the location of our corporate office space in Tampa, Florida to support our marine operations. The lease was effective October 1, 2019 and has monthly lease payments ranging from $4,040 to $4,547, not including sales tax, over the five-year term. We are accounting for this lease under ASC 842 which resulted in a right of use asset and lease obligation of $202,424. The discount used in determining the right of use asset was 10%.

At December 31, 2019 the ROU asset and lease obligation were, $192,839 and $193,589, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2020	48,852
2021	50,317
2022	51,827
2023	53,382
2024	40,930

$245,308

NOTE P – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2019 and 2018. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2019
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$794,927	$774,436	$762,175	$741,449
Gross profit	794,927	774,436	762,175	741,449
Net income (loss)	(1,167,886)	(2,774,282)	(4,229,833)	(2,267,960)
Basic and diluted net income per share	$(0.13)	$(0.30)	$(0.45)	$(0.24)

	Fiscal Year Ended December 31, 2018
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$511,735	$1,073,479	$886,327	$804,212
Gross profit	511,735	1,073,479	886,327	804,212
Net income (loss)	(1,744,762)	(641,557)	(1,309,275)	(1,476,842)
Basic and diluted net income per share	$(0.21)	$(0.08)	$(0.15)	$(0.16)

NOTE Q – OTHER DEBT

We currently owe a vendor approximately $0.7 million as a trade payable. This trade payable bears a simple annual interest rate of 12%. As collateral, they were granted a primary lien on certain items of our marine equipment. The carrying value of this equipment is zero. This agreement matured in August of 2018. During the three-months ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. We recorded a gain of approximately $0.9 million from the cash proceeds alone. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor has consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in possession of Magellan we then have a contingent liability to Magellan in the amount of $0.5 million for two of the key assets.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2017, 2018 and 2019

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Inventory reserve
2017	—	—	—	—	—
2018	—	—	—	—	—
2019	—	—	—	—	—
Accounts receivable reserve
2017	2,345,729	—	—	(2,345,729)	—
2018	—	—	—	—	—
2019	—	—	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 30, 2020	By:	/s/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ MARK D. GORDON Mark D. Gordon	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 30, 2020

/s/ John D. Longley John D. Longley	President and Chief Operating Officer	March 30, 2020

/s/ JAY A. NUDI Jay A. Nudi	Chief Financial Officer (Principal Financial Officer)	March 30, 2020

/s/ John C. Abbott John C. Abbott	Director	March 30, 2020

/s/ James S. Pignatelli James S. Pignatelli	Director	March 30, 2020

/s/ JON D. SAWYER Jon D. Sawyer	Director	March 30, 2020

/s/ Mark B. Justh Mark B. Justh	Lead Director	March 30, 2020

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.6	Certificate of Withdrawal filed with the Nevada Secretary of State on June 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed July 6, 2016)

3.7	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed November 2, 2018)

4.2	Form of Warrant to Purchase Common Stock (filed herewith electronically)

10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.2	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.3*	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.4**	Loan Agreement dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.5**	Promissory Note dated August 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.6*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

10.7	Stock Purchase Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 13, 2015)

10.8	Promissory Note dated March 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 13, 2015)

10.9	Pledge Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 13, 2015)

10.10	Amendment No. 1 to Stock Purchase Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 15, 2015)

10.11	Amendment No. 1 to Promissory Note dated April 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 15, 2015)

10.12	Amendment No. 1 to Pledge Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 15, 2015)

10.13	Amendment No. 2 to Promissory Note dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2015)

10.14	Promissory Note dated October 30, 2015(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2015)

10.15	Acquisition Agreement dated December 10, 2015 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.16	Amendment to Promissory Notes dated December 10, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.17	Amendment No. 3 to Promissory Note dated December 15, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated March 18, 2016)

10.18	Consulting Agreement dated December 10, 2015, between the Company and Gregory P. Stemm (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.19	Convertible Promissory Note dated March 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2016)

10.20	Loan and Security Agreement dated April 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 21, 2016)

10.21	Convertible Promissory Note dated April 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 21, 2016)

10.22	Amended and Restated Note Purchase Agreement dated October 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 6, 2016)

10.23	Common Stock Purchase Warrant dated October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 6, 2016)

10.24	Note Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 15, 2017)

10.25	Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 15, 2017)

10.26	Second Amended and Restated Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed August 15, 2017)

10.27	Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed August 15, 2017)

10.28	Loan and Security Agreement and First Amendment to Loan Agreement dated April 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 26, 2018)

10.29	Promissory Note dated April 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 26, 2018)

10.30	Amended and Restated Loan and Security Agreement dated April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed April 26, 2018)

10.31	Amended and Restated Convertible Promissory Note dated April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed April 26, 2018)

10.32	Note and Warrant Purchase Agreement dated July 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 18, 2018)

10.33	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 18, 2018)

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed July 18, 2018)

10.35	First Amendment to Note and Warrant Purchase Agreement dated October 4, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed October 9, 2018)

10.36	Share Purchase Agreement dated April 9, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed July 26, 2019)

10.37	Note Purchase Agreement dated December 6, 2019 (filed herewith electronically)

10.38	Form of Convertible Promissory Note (filed herewith electronically)

10.39	Amended and Restated International Claims Enforcement Agreement(filed herewith electronically)

10.40	Form of Convertible Promissory Note (filed herewith electronically)

10.41	Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2019)

21.1	Subsidiaries of the Registrant (filed herewith electronically)

23.1	Consent of Ferlita, Walsh, Gonzalez & Rodriguez, P.A., Independent Accountants (filed herewith electronically)

23.2	Consent of Warren Averett LLC, Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	XBRL Interactive Data File

*	Management contract or compensatory plan.
**	Portions of these exhibits have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.