Form 10-Q
period 2020-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2020-05-15
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 30, 2020 was 9,542,449.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$437,288	$213,389
Accounts receivable and other, net	622,606	421,593
Other current assets	542,978	589,840

Total current assets	1,602,872	1,224,822

PROPERTY AND EQUIPMENT
Equipment and office fixtures	10,664,948	10,664,948
Right of use – operating lease, net	707,740	739,803
Accumulated depreciation	(10,650,668)	(10,647,910)

Total property and equipment	722,020	756,841

NON-CURRENT ASSETS
Investment in unconsolidated entity	1,500,000	1,500,000
Exploration license	1,821,251	1,821,251
Other non-current assets	26,806	26,806

Total non-current assets	3,348,057	3,348,057

Total assets	$5,672,949	$5,329,720

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$5,736,274	$6,237,987
Accrued expenses and other	15,172,052	13,422,715
Operating lease obligation	127,693	123,152
Loans payable	32,067,898	31,446,389

Total current liabilities	53,103,917	51,230,243

LONG-TERM LIABILITIES
Deferred income and revenue participation rights	3,818,750	3,818,750
Operating lease obligation	587,378	621,046
Loans payable	4,624,466	2,957,097

Total long-term liabilities	9,030,594	7,396,893

Total liabilities	62,134,511	58,627,136

Commitments and contingencies (NOTE H)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 9,542,449 and 9,478,009 issued and outstanding	954	948
Additional paid-in capital	222,207,627	221,027,057
Accumulated (deficit)	(253,220,283)	(250,322,307)

Total stockholders’ equity/(deficit) before non-controlling interest	(31,011,702)	(29,294,302)
Non-controlling interest	(25,449,860)	(24,003,114)

Total stockholders’ equity/(deficit)	(56,461,562)	(53,297,416)

Total liabilities and stockholders’ equity/(deficit)	$5,672,949	$5,329,720

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2020	March 31, 2019
REVENUE
Recovered cargo sales and other	$294,391	$282,178
Expedition	711,120	512,749

Total revenue	1,005,511	794,927

OPERATING EXPENSES
Marketing, general and administrative	1,397,385	1,309,350
Operations and research	2,456,164	1,721,343

Total operating expenses	3,853,549	3,030,693

INCOME (LOSS) FROM OPERATIONS	(2,848,038)	(2,235,766)

OTHER INCOME (EXPENSE)
Interest expense	(1,335,618)	(959,285)
Loss in hybrid-instrument fair value	(203,115)	—
Other	42,049	828,644

Total other income (expense)	(1,496,684)	(130,641)

(LOSS) BEFORE INCOME TAXES	(4,344,722)	(2,366,407)
Income tax benefit (provision)	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(4,344,722)	(2,366,407)
Non-controlling interest	1,446,746	1,198,521

NET (LOSS)	$(2,897,976)	$(1,167,886)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.30)	$(0.13)

Weighted average number of common shares outstanding
Basic	9,517,664	9,222,199

Diluted	9,517,664	9,222,199

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT) - Unaudited

	Three-month Period Ended March 31, 2020
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2019	$948	$221,027,057	$(250,322,307)	$(24,003,114)	$(53,297,416)

Share-based compensation	6	383,758			383,764
Fair value of warrants issued		796,812			796,812
Net (loss)			(2,897,976)	(1,446,746)	(4,344,722)

March 31, 2020	$954	$222,207,627	$(253,220,283)	$(25,449,860)	$(56,461,562)

	Three-month Period Ended March 31, 2019
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2018	$922	$217,993,953	$(239,882,346)	$(19,309,066)	$(41,196,537)

Share-based compensation	—	23,000			23,000

Net (loss)	—		(1,167,886)	(1,198,521)	(2,366,407)

March 31, 2019	$922	$218,016,953	$(241,050,232)	$(20,507,587)	$(43,539,944)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(4,344,722)	$(2,366,407)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Investment in unconsolidated entity	—	(220,492)
Depreciation and amortization	2,760	69,099
Note payable interest accretion	(54,890)	156,469
Financed lender fee amortization	8,511	—
Right of use amortization	32,063	—
Share-based compensation	105,162	23,000
Change in derivative liability fair value	203,115	—
Deferred income	—	(825,000)
(Increase) decrease in:
Accounts receivable	(201,013)	30,930
Other assets	46,862	470,290
Increase (decrease) in:
Accounts payable	676,166	342,787
Accrued expenses and other	2,019,293	857,711

NET CASH (USED) BY OPERATING ACTIVITIES	(1,506,693)	(1,461,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,500)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	—	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,869,677	—
Operating lease liability reduction	(29,127)	—
Payment of contractual obligation	—	—
Repayment of debt obligations	(109,958)	(104,603)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,730,592	(104,603)

NET INCREASE (DECREASE) IN CASH	223,899	(1,568,716)

CASH AT BEGINNING OF PERIOD	213,389	2,786,832

CASH AT END OF PERIOD	$437,288	$1,218,116

SUPPLEMENTARY INFORMATION:
Interest paid	$367,678	$362,555
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
2019 Director fees paid with equity	$278,602	$—

Non-Cash Disclosure:

During the quarter ended March 31, 2020, we received $899,277 in non-cash financing pertaining to our Litigation financing as described in Note I: Note 9 – Litigation financing. The lender settled a portion of the Company’s litigation payables directly with the vendor. Related to this financing, we recorded a debt discount of $796,812 and a corresponding increase to additional paid in capital for the fair value of certain warrants that were issued to the Funder. We also incurred $200,000 of lender financed debt fees with this financing.

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2020 and the results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year.

Recently adopted accounting pronouncements

There are no recent accounting pronouncements issued by the FASB, the AICPA or the SEC that are believed by management to have a material effect, if any, on the Company’s financial statements.

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

The Company currently generates revenues from less than five customers with contracts. There are currently two sources of revenue, marine services and other services. The contracts for both services provide research, scientific services, marine operations planning, management execution, and project management. These services are billed generally on a monthly basis, and recognized as revenue as the services are performed. Revenue is recognized over time, as the customers simultaneously receive and consume the benefits provided by the Company each month. The Company generally does not receive any upfront consideration for these services, and there is no variable consideration for the services. Costs associated with both services include all direct consulting labor, and minimal supplies, and is charged to operations as a component of Operations and Research.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. We did not have any impairments in 2020 or 2019.

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

For the three-months ended March 31, 2020 and 2019, the weighted average common shares outstanding year-to-date were 9,517,664 and 9,222,199, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2020	March 31, 2019
Average market price during the period	$3.81	$6.14

In the money potential common shares from options excluded	22,493	12,464

In the money potential common shares from warrants excluded	120,000	51,204

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted

EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
Per share exercise price	March 31, 2020	March 31, 2019
Out of the money options excluded:
$12.48	136,833	136,833
$12.84	4,167	4,167
$26.40	75,158	75,158
$39.00	—	—
Out of the money warrants excluded:
$3.99	426,065	—
$5.76	196,135	—
$7.16	700,000	700,000
$12.00	—	65,625

Total excluded	1,538,358	981,783

The common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2020	March 31, 2019
Potential common shares from unvested restricted stock awards excluded from EPS	343,353	41,667

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income (loss)	$(2,897,976)	$(1,167,886)

Numerator, basic and diluted net income (loss) available to stockholders	$(2,897,976)	$(1,167,886)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	9,517,664	9,222,199

Common shares outstanding for basic	9,517,664	9,222,199

Additional shares used in computation – diluted:	—	—
Common shares outstanding for basic	9,517,664	9,222,199

Shares used in computing diluted net income per share	9,517,664	9,222,199

Net (loss) per share – basic	$(0.30)	$(0.13)
Net (loss) per share – diluted	$(0.30)	$(0.13)

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

We measure certain financial instruments at fair value on a recurring basis. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at March 31, 2020:

	Total	Level 1	Level 2	Level 3
Assets:	$—	$—	$—	$—

Liabilities:
Hybrid debt instrument at fair value	$1,554,600	$—	$—	$1,554,600

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year December 31, 2019: See NOTE I: Note 10 – 37North for further detail.

Balance at December 31, 2019	$861,485
Additional debt issuances	490,000
Loss in hybrid-instrument fair value	203,115

Balance at March 31, 2020	$1,554,600

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

NOTE C – ACCOUNTS RECEIVABLE AND OTHER

Our accounts receivable consist of the following:

	March 31, 2020	December 31, 2019
Trade	$248,836	$161,937
Related party	373,770	216,603
Other	—	43,053

Total accounts receivable and other	$622,606	$421,593

During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company in which our past Chairman of the Board, Greg Stemm, has a controlling and ownership interest (See NOTE D). At March 31, 2020 and December 31, 2019, the company owed us $366,926 and $216,603, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

During 2018 we entered into a services agreement with and continue to provide services to a deep-sea mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm, the past Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We are providing these services pursuant to a Master Services Agreement that provides for back office services in exchange for a recurring monthly fee as well as other mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the 2020 year to date, we invoiced CIC a total of $230,871, which was for back office technical and support services. We have the option to accept equity in lieu of the amounts due from CIC. See NOTE C for related accounts receivable at March 31, 2020 and NOTE F for our investment in an unconsolidated entity.

During the quarter ended September 30, 2019, we received an earnest money deposit of $450,000 from a company controlled by Greg Stemm, our past Chairman of the Board. The earnest money deposit relates to a draft agreement related to potential sell of a stake of our equity in CIC. As of this report date, this transaction has not been consummated. The deposit is included in accrued expenses and other in our statement of consolidated balance sheets.

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

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of March 31, 2020, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

CIC LLC

In 2018, we began providing services to CIC LLC, a company controlled by Greg Stemm, the past Chairman of the Board for Odyssey (NOTE D). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At March 31, 2020 and December 31, 2019, the accumulated investment in the entity is $1,500,000, which is classified as an investment in unconsolidated entity in our consolidated balance sheets.

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

NOTE G - INCOME TAXES

During the three-month period ended March 31, 2020, we generated a federal net operating loss (“NOL”) carryforward of $2.5 million and generated $522,000 of foreign NOL carryforwards. As of March 31, 2020, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $182.4 million and net operating loss carryforwards for foreign income tax purposes of approximately $61.2 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2038.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at March 31, 2020. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of March 31, 2020. There was no U.S. income tax expense for the three months ended March 31, 2020 due to the generation of net operating losses.

The increase in the valuation allowance as of March 31, 2020 is due to the generation of approximately $1.3 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

March 31, 2020	$58,150,448
December 31, 2019	56,819,522

Change in valuation allowance	$1,330,926

Our estimated annual effective tax rate as of March 31, 2020 is 43.31% while our March 31, 2020 effective tax rate is 0.0% because of the full valuation allowance.

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

Our consolidated non-restricted cash balance at March 31, 2020 was $0.4 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at March 31, 2020 of $51.5 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $5.7 million at March 31, 2020 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

In August 2019, we entered into an operating lease for our corporate office space under a non-cancellable lease through August 2024 with monthly payments ranging from $11,789 to $13,269, not including sales tax. The lease provides for annual increases of base rent of 3% until the expiration date. Pursuant to ASC 842, an operating lease right of usage (ROU) asset and liability were recognized in the amount of $590,612 at inception of the lease based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Since the implicit rate of interest in the arrangement was not readily determinable, we utilized our incremental borrowing rate of 10% in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company recognized approximately $54,000 in lease expense for the three-months ended March 31, 2020.

At March 31, 2020 the ROU asset and lease obligation were, 522,994 and $528,825, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2020	107,873
2021	147,539
2022	151,965
2023	156,524
2024	92,884

$656,785

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

At March 31, 2020 the ROU asset and lease obligation were, $184,746 and $186,246, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2020	36,730
2021	50,317
2022	51,827
2023	53,382
2024	40,930

$233,186

NOTE I –LOANS PAYABLE

The Company’s consolidated debt consisted of the following carrying values at:

	March 31, 2020	December 31, 2019
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,366	1,099,366
Note 8 – Promissory note	1,138,931	1,210,537
Note 9 – Litigation financing	4,624,466	2,957,097
Note 10 – 37North	1,554,600	861,485

	$36,692,364	$34,403,486

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three months ended March 31, 2020 and 2019 interest expense in the amount of $142,885 and $141,315, respectively, was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at March 31, 2020 and December 31, 2019, respectively.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of March 31, 2020 and December 31, 2019 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three months ended March 31, 2020 and 2019, interest expense in the amount of $66,721 and $65,989, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at March 31, 2020 and December 31, 2019. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three months ended March 31, 2020 and 2019, interest expense in the amount of $294,191 and $290,958, respectively, was recorded.

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

The Warrant’s fair value was calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the Warrant totaled $303,712. Since the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended March 31, 2020 and 2019, interest expense in the amount of $24,931 and $24,658, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at March 31, 2020 and December 31, 2019 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at March 31, 2020 and December 31, 2019 was $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three months ended March 31, 2020 and 2019, interest expense in the amount of $87,260 and $86,301, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At March 31, 2020 and December 31, 2019, the outstanding principal balance, including the Epsilon assignment, was $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three months ended March 31, 2020 and 2019, interest expense in the amount of $125,903 and $124,521, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at March 31, 2020 and December 31, 2019. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three months ended March 31, 2020 and 2019, interest expense in the amount of $32,776 and $29,308, respectively, was recorded.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020 and 2019, interest expense in the amount of $23,555 and $21,510, respectively, was recorded.

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

We evaluated the amendment’s impact on the accounting for the Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10%. However, the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was more than 10% of the carrying value of the Note immediately prior to the modification. Because the amendment resulted in a substantial modification, extinguishment accounting was required, and we recorded a loss on the extinguishment of debt of $290,024. The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024. The premium of $290,024 is being amortized over the remaining life of the debt. The related amortization for the three-months ended March 31, 2020 was $71,606. The warrant modification was treated as an inducement to extend the debt therefore the fair value of the warrants of $868,878 was a period expense and charged to interest expense with an offset to equity. The carrying value of this note was $1,138,931 at March 31, 2020.

Note 9 – Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. During the quarter ended March 31, 2019, we incurred a debt obligation of $2,638,954 under this financing arrangement.

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

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (IRR) of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the “Conversion Amount”). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an (IRR) of 100.0%, retroactive to the conversion date (the “Penalty Interest Amount”). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under Generally Accepted Accounting Principles. Therefore, we have recorded interest expense of $575,155 for the quarter ended March 31, 2020. Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.

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

Amendment (January 31, 2020)

On January 31, 2020, Odyssey and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the “Restated Agreement”). The material terms and provisions that were amended or otherwise modified are as follows:

•	The Funder has agreed to advance Odyssey up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim;

•	A closing fee of $200,000 has been retained by the Funder in connection with due diligence and other transaction costs incurred by the Funder;

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

As of March 31, 2020, the Funder provided us with $1.5 million in Arbitration Support Funds and we incurred $200,000 in related fees which were added to the note balance. Upon each funding, the proceeds are allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $796,812 which is being amortized over the expected remaining term of the agreement using the effective interest method which is charged to interest expense. For the three months ended March 31, 2020, we recorded $591,871 of interest expense consisting of $575,155 in accrued interest and $16,716 from the amortization of the debt discount. The total carrying value of this obligation at March 31, 2020 and December 31, 2019 was $4,624,466 and $2,957,097, respectively. The March 31, 2020 carrying value is net of unamortized debt fees of $191,489 as well as $780,096 which is the fair value assigned to the warrants associated with proceeds. The total face value of this obligation at March 31, 2020 and December 31, 2019 was $5,596,051 and $2,957,097, respectively.

While the warrants only become exercisable upon the occurrence of future events, they are considered issued for accounting purposes and were valued using a binomial lattice model. The expected volatility assumption was based on the historical volatility of our common stock. The expected life assumption was primarily based on management’s expectations of when the Warrants will become exercisable and the risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement.

Note 10 – 37North

On December 6, 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with 37North Capital SPV 11, LLC (the “Investor”) pursuant to which the Investor agreed to lend, in one or more transactions (each, a “Loan”), up to an aggregate of $2.0 million to us, subject to the terms and conditions of the Purchase Agreement. On December 10, 2019, the Investor made a Loan to us in the amount of $539,000 pursuant to the Purchase Agreement. An additional Loan of $490,000 was made in the first quarter of 2020. Each Loan is be evidenced by a separate convertible promissory note (each, a “Note”). Unless otherwise converted as described below, the entire outstanding amount of all Loans will be due and payable on June 6, 2020 (the “Maturity Date”).

At any time and from time to time until the three-month anniversary of the Maturity Date, all or any portion of the outstanding amount of each Note may, at the Investor’s election, be converted into shares of our common stock, par value $0.0001 per share (“Conversion Shares”). The number of Conversion Shares to be issued upon any conversion shall be equal to the quotient obtained by dividing the Applicable Conversion Amount (as defined below) by the Applicable Conversion Rate (as defined below). As defined in the Purchase Agreement, the “Applicable Conversion Amount” means, on the date of determination and with respect to each Note, (a) for the period beginning on the date of issuance and ending on the day immediately preceding the Maturity Date, an amount equal to 100.0% of the amount of the Loan evidenced by such Note then outstanding; (b) on the Maturity Date, 136.0% of the amount of the Loan evidenced by such Note then outstanding (such amount, the “Enhanced Conversion Amount”); (c) for the period beginning on the day immediately following the Maturity Date and for a period of three months thereafter (such three-month period, the “Accrual Period”), an amount equal to (i) the Enhanced Conversion Amount then outstanding plus (ii) an additional amount equal to 3.0% per month (prorated for any period of less than a full month) accrued on the amount described in clause (i); and (d) on any date after the Accrual Period, the amount then outstanding after giving effect to the accrual described in clause (c) during the Accrual Period (it being understood that no additional amount shall accrue after the expiration of the Accrual Period); and “Applicable Conversion Rate” means (x) with respect to any conversion on or prior to the Maturity Date, $5.00, and (y) with respect to any conversion after the Maturity Date, the lower of (i) $5.00 and (ii) 80.0% of the ten-day volume-weighted average price of Odyssey’s common stock. Notwithstanding anything in the Purchase Agreement to the contrary, we are prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of (A) the number of shares of our common stock outstanding immediately after giving effect to such issuances or (B) the total voting power of our securities outstanding immediately after giving effect to such issuances that are entitled to vote on a matter being voted on by holders of our common stock. On May 6, 2020, Odyssey and the Investor agreed to amend the Purchase Agreement to additionally provide that, notwithstanding anything in the Purchase Agreement to the contrary, Odyssey is prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of the number of shares of Common Stock outstanding as of December 6, 2019.

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

The Purchase Agreement and the Notes issued by Odyssey on December 10, 2019 and January 29, 2020, include representations and warranties and other covenants, conditions, and other provisions customary for comparable transactions.

We evaluated the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and determined that they contain certain embedded derivatives whose economic risks and characteristics were not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and contingent redemption provisions. The Company elected to initially and subsequently measure the Notes in their entirety at fair value, with changes in fair value recognized in earnings. FASB ASC 825-10-25 allows us to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt.

Because the Notes are carried in their entirety at fair value, the value of the compound embedded conversion feature is embodied in that fair value. The Company estimates the fair value of the hybrid instrument based on a probability weighted analysis which considers the present value of the cash flows using a credit risk adjusted rate enhanced by the redemption feature and the value of the conversion option valued using a Monte Carlo model. This method was considered by management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instrument at March 31, 2020 included, (i) present value of future cash flows using a credit risk adjusted rate of 23%, (ii) remaining term of approximately 3 months, (iii) volatility of 64%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the lesser of $5.00 or 80% of the 10 day VWAP. Material changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

The fair value of the hybrid instrument was $861,485 as of December 31, 2019. The fair value of all the outstanding hybrid instruments were revalued at $1,554,600 as of March 31, 2020, resulting in a loss from the change in the fair value of the derivative liability of $203,115.

NOTE J – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

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

Included in the Restated Agreement as described in NOTE I, Note 9 – Litigation financing, we issued a warrant allowing the lender to purchase up to 426,065 shares of our common stock at $3.99. The warrant is contingently exercisable and will become exercisable on the date on which the we cease the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claims or the date on which Proceeds are deposited into the Escrow Account. The warrant has a five-year life that commences on the date it becomes exercisable.

Stock-Based Compensation

We have three stock incentive plans. The first is the 2005 Stock Incentive Plan that expired in August 2015. After the expiration of this plan, equity instruments cannot be granted but this plan will continue in effect until all outstanding awards have been exercised in full or are no longer exercisable and all equity instruments have vested or been forfeited.

On June 9, 2015, our stockholders approved our 2015 Stock Incentive Plan (the “Plan”) that was adopted by our Board of Directors (the “Board”) on January 2, 2015, which is the effective date. The plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 450,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code, which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 83,333, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2,000,000. The original maximum number of shares that were to be used for Incentive Stock Options (“ISO”) under the Plan was 450,000. During our June 2016 stockholders meeting, the stockholders approved the addition of 200,000 incremental shares to the Plan. With respect to each grant of an ISO to a participant who is not a ten percent stockholder, the exercise price shall not be less than the fair market value of a share on the date the ISO is granted. With respect to each grant of an ISO to a participant who is a ten percent stockholder, the exercise price shall not be less than one hundred ten percent (110%) of the fair market value of a share on the date the ISO is granted. If an award is a non-qualified stock option (“NQSO”), the exercise price for each share shall be no less than (1) the minimum price required by applicable state law, or (2) the fair market value of a share on the date the NQSO is granted, whichever price is greatest. Any award intended to meet the performance-based exception must be granted with an exercise price not less than the fair market value of a share determined as of the date of such grant.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three-month period ended March 31, 2020 and 2019 was $105,162 and $23,000, respectively.

We did not grant stock options to employees or outside directors in the three-months ended March 31, 2020 or 2019. If options were granted, their values would be determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.

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

NOTE K – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

NOTE L – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	March 31, 2020	December 31, 2019
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$3,818,750	$3,818,750

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

The following discussion will assist in the understanding of our financial condition and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2019. Only projects material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

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

ExO has conducted extensive scientific testing of the mineralized phosphate material and of the environmental impact of recovering the mineralized material from the seafloor. ExO has been working with leading environmental experts on the impact assessment and permitting process and, with Royal Boskalis Westminster N.V on the extraction and processing program.

ExO applied for and was granted additional mining concession areas by the Mexican government. These additional areas are adjacent to the zones with the highest concentration of mineralization in the original mining concession area. ExO also relinquished certain parts of the granted concession areas where the mineral concentration levels were less attractive for mining purposes.

In September 2014, ExO reported that the EIA for proposed dredging and recovery of phosphate sands from the deposit had been filed with the Mexican Secretary of Environment and Natural Resources (SEMARNAT). Approval of the EIA is needed to obtain an environmental permit to begin the commercial extraction of phosphate from the tenement area. In November 2014, SEMARNAT held a public hearing on the EIA in Mexico and asked supplemental questions to ExO on the EIA. In full compliance with the SEMARNAT process, a response to the questions was filed in March 2015. In addition to providing supplemental scientific information and studies, the response included additional mitigation and economic considerations to reinforce ExO’s commitment to being good corporate citizens and stewards of the environment. In June 2015, ExO withdrew its EIA application. The EIA was re-submitted in June 2015, and additional information was filed in August 2015. A public hearing on this application was conducted by SEMARNAT on October 8, 2015, additional questions were received from SEMARNAT in November 2015, and ExO’s responses to the questions were filed with SEMARNAT on December 3, 2015. On April 8, 2016, SEMARNAT denied the application.

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

We have full confidence in the environmental and economic merits of our venture in Mexico. We are taking all necessary steps to protect our interests. The past administration in Mexico has treated our environmental permit application in a manifestly arbitrary, discriminatory and non-transparent manner, in bad faith and in clear disregard of their own applicable legal regime. In these circumstances, to protect our rights and to defend shareholder value, on January 4, 2019, we notified Mexico of our intent to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA). Filing this notice of intent (NOI) initiated a consultation period during which we and the Mexican Government are to seek to resolve this dispute amicably. The first consultation occurred on April 2, 2019 and the Notice of Arbitration (NOA) was submitted on April 5, 2019. A public version of the NOI and NOA are available on our website at www.odysseymarine.com.com/nafta.

The Arbitral Tribunal, consisting of three international arbitrators well-versed in international investment treaties, has been constituted. Procedural Order No. 1 has been issued by the Tribunal which includes a deadline in the first half of the third quarter 2020 for Odyssey’s Memorial. This is the filing that fully lays out our case, witnesses and evidence for the Tribunal.

We intend to continue to work diligently and in good faith with Mexico’s current administration to achieve an equitable resolution of this dispute, but we are prepared to proceed with the full NAFTA arbitration process if necessary.

On June 14, 2019, Odyssey executed an agreement that will provide up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020 this agreement was amended and restated, as a result of which the $6.5 million availability increased to $10.0 million (See NOTE I – Litigation Financing). The funder will not have any right of recourse unless the environmental permit is awarded or if proceeds are received.

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

Odyssey is currently planning offshore operations in the licensed area during 2020 contingent on the ability to execute operations safely and to standard in light of current travel and operational issues worldwide. These operations are expected to include sampling (rock and sediment), water sampling, biological sampling and other environmental data acquisition to aid in the production of a resource estimate, environmental impact assessment and eventual mining plan.

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

There have been no material changes in our critical accounting estimates since December 31, 2019.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2020, compared to three-months ended March 31, 2019

Increase/(Decrease)			2020 vs. 2019
(Dollars in millions)	2020	2019	$	%
Total revenues	$1.0	$0.8	$0.2	26%

Marketing, general and administrative	1.4	1.3	0.1	7%
Operations and research	2.5	1.7	0.7	43%

Total operating expenses	$3.9	$3.0	$0.8	27%

Other income (expense)	$(1.5)	$(0.1)	$1.4	1,046%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.4	$1.2	$0.2	21%

Net income (loss)	$(2.9)	$(1.2)	$1.9	148%

Revenue

Revenue is primarily generated through the sale of technical and marine services either through expedition charters or for the services from our crew and equipment that are on a fee or cost-plus basis.

Total revenue in the current quarter was $1.0 million, a $0.2 million increase compared to the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. One company we provided these services to is a deep-sea mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D) which we consider a related party.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expense increased $0.1 million to $1.4 million for the three-month period ended March 31, 2020 compared to $1.3 million from the same period in the prior year. The key item contributing to this $0.1 million increase was a non-cash increase of share-based compensation of $0.1 million.

Operations and research expenses primarily include all costs within Archaeology, Conservation, Exhibits, Research, and Marine operations, which includes all vessel and charter operations. Operations and research expenses increased by $0.7 million from 2019 to 2020 primarily as a result of the following items: (i) a $0.8 million increase in financed professional fees, including legal, and other expenses directly associated with our NAFTA litigation pursuit, (ii) a $0.1 million decrease in marine asset depreciation, (iii) a $0.1 million increase in our concession permit fees for our Mexican subsidiary and (iv) a $0.1 million decrease in our marine services contracted labor.

Other Income and Expense

Other income and expense generally consists of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense was $1.5 and $0.1 million in net expenses for 2020 and 2019, respectively, resulting in a net expense increase of $1.3 million. This variance was primarily attributable to an increase in interest expense of $0.3 million form our litigation financing agreement (NOTE I), a $0.2 million expense due to the fair value accounting of our hybrid debt instrument (NOTE I) and $0.8 million of other income in 2019 attributable to the write down of deferred revenue that was caused by the 2019 cancelation of the HMS Sussex contract.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2020 or 2019.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first quarter of 2020 was $1.4 million as compared to $1.2 million in the first quarter of 2019. The $0.2 million increase was primarily due to the compounding of interest on intercompany debt.

Liquidity and Capital Resources

	Three-Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Summary of Cash Flows:
Net cash used by operating activities	$(1,507)	$(1,461)
Net cash (used) provided by investing activities	—	(3)
Net cash provided by financing activities	1,731	(105)

Net (decrease) increase in cash and cash equivalents	$224	$(1,569)

Beginning cash and cash equivalents	213	2,787

Ending cash and cash equivalents	$437	$1,218

Discussion of Cash Flows

Net cash used by operating activities for the first three months of 2020 was $(1.5) million. There was no change when compared to the use of $(1.5) million in the same period of 2019. The net cash used by operating activities reflected a net loss before non-controlling interest of $(4.3) million offset in part by non-cash items of $0.5 million which primarily include share-based compensation of $0.1 million and the fair-value of hybrid-debt accounting of $0.2 million. Other operating activities resulted in an increase in working capital of $2.5 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2020 comprised the $2.5 million.

Cash flows used by investing activities for the three months of 2020 were zero compared to $0.003 million used in the same period in 2019.

Cash flows provided by financing activities for the first three months of 2020 were $1.7 million which represented a $1.8 million increase over the same period in 2019 of $(0.1) million. The current period $1.7 million was comprised of funds received from our NAFTA litigation financing offset and from the 37 North agreement (NOTE I) offset by $0.1 million of repayments of financed obligations.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2020, we had cash and cash equivalents of $0.4 million, an increase of $0.2 million from the December 31, 2019 balance of $0.2 million. This net change of $0.2 million was mainly driven by accounts receivable receipts of $0.8 million, debt proceeds of $1.9 million and non-cash NAFTA professional services financing of $0.9 million offset with non-cash items such as share-based compensation, depreciation and general operational accruals which are non-cash.

Financial debt of the company, excluding any derivative, hybrid-debt fair value accounting or beneficial conversion feature components of such, was $37.0 million at March 31, 2019 and $33.9 million at December 31, 2019.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at March 31, 2020 was $14.75 million.

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

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at March 31, 2020 is $1.0 million.

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

Promissory Note

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which was May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at March 31, 2020 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At March 31, 2020, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

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

Promissory Note

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at March 30, 2020. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full.

Promissory Note

On July 12, 2018, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with two individuals (the “Lenders”), one of whom holds in excess of 5.0% of our outstanding common stock. Pursuant to the Purchase Agreement, the Lenders agreed to lend an aggregate of $1,050,000, which is the balance at March 31, 2020, to us, which was advanced in three tranches on July 12, 2018, $500,000, August 17, 2018, $300,000 and October 4, 2018, $250,000. The indebtedness is evidenced by secured convertible promissory notes (the “Notes”) and bears interest at a rate equal to 8.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Notes and all accrued interest and fees are due and payable on July 12, 2019. See “Term Extension (July 8, 2019)” below.

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

We evaluated the amendment’s impact on the accounting for the Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10%. However, the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was more than 10% of the carrying value of the Note immediately prior to the modification. Because the amendment resulted in a substantial modification, extinguishment accounting was required, and we recorded a loss on the extinguishment of debt of $290,024. The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024. The premium of $290,024 is being amortized over the remaining life of the debt. The related amortization for the three months ended March 31, 2020 was $71,606. The warrant modification was treated as an inducement to extend the debt therefore the fair value of the warrants of $868,878 was a period expense and charged to interest expense with an offset to equity.

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. During the quarter ended March 31, 2019, we incurred a debt obligation of $2,638,954 under this financing arrangement.

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

Amendment (January 31, 2020)

On January 31, 2020, Odyssey and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the “Restated Agreement”). The material terms and provisions that were amended or otherwise modified are as follows:

•	The Funder has agreed to advance Odyssey up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim;

•	A closing fee of $200,000 has been retained by the Funder in connection with due diligence and other transaction costs incurred by the Funder;

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

During the three months ended March 31, 2020, the Funder provided us with $1.5 million in Arbitration Support Funds and we incurred $200,000 in related fees which were added to the debt balance. Upon each funding, the proceeds are allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $796,812 which is being amortized over the expected remaining term of the notes using the effective interest method which is charged to interest expense. For the three months ended March 31, 2020, we recorded $591,871 of interest expense consisting of $575,155 in accrued interest and $16,716 from the amortization of the debt discount. The total carrying value of this obligation at March 31, 2020 and December 31, 2019 was $4,624,466 and $2,957,097, respectively. The March 31, 2020 carrying value is net of unamortized debt fees of $191,489 as well as $796,812 which is the original fair value assigned to the warrants associated with proceeds. The total face value of this obligation at March 31, 2020 and December 31, 2019 was $5,596,051 and $2,957,097, respectively.

While the warrants only become exercisable upon the occurrence of future events, they are considered issued for accounting purposes and were valued using a binomial lattice model. The expected volatility assumption was based on the historical volatility of our common stock. The expected life assumption was primarily based on management’s expectations of when the Warrants will become exercisable and the risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement.

Promissory Note

On December 6, 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with 37North Capital SPV 11, LLC (the “Investor”) pursuant to which the Investor agreed to lend, in one or more transactions (each, a “Loan”), up to an aggregate of $2.0 million to us, subject to the terms and conditions of the Purchase Agreement. On December 10, 2019, the Investor made a Loan to us in the amount of $539,000 pursuant to the Purchase Agreement. An additional Loan of $490,000 was made in the first quarter of 2020. Each Loan is evidenced by a separate convertible promissory note (each, a “Note”). Unless otherwise converted as described below, the entire outstanding amount of all Loans will be due and payable on June 6, 2020 (the “Maturity Date”).

At any time and from time to time until the three-month anniversary of the Maturity Date, all or any portion of the outstanding amount of each Note may, at the Investor’s election, be converted into shares of our common stock, par value $0.0001 per share (“Conversion Shares”). The number of Conversion Shares to be issued upon any conversion shall be equal to the quotient obtained by dividing the Applicable Conversion Amount (as defined below) by the Applicable Conversion Rate (as defined below). As defined in the Purchase Agreement, the “Applicable Conversion Amount” means, on the date of determination and with respect to each Note, (a) for the period beginning on the date of issuance and ending on the day immediately preceding the Maturity Date, an amount equal to 100.0% of the amount of the Loan evidenced by such Note then outstanding; (b) on the Maturity Date, 136.0% of the amount of the Loan evidenced by such Note then outstanding (such amount, the “Enhanced Conversion Amount”); (c) for the period beginning on the day immediately following the Maturity Date and for a period of three months thereafter (such three-month period, the “Accrual Period”), an amount equal to (i) the Enhanced Conversion Amount then outstanding plus (ii) an additional amount equal to 3.0% per month (prorated for any period of less than a full month) accrued on the amount described in clause (i); and (d) on any date after the Accrual Period, the amount then outstanding after giving effect to the accrual described in clause (c) during the Accrual Period (it being understood that no additional amount shall accrue after the expiration of the Accrual Period); and “Applicable Conversion Rate” means (x) with respect to any conversion on or prior to the Maturity Date, $5.00, and (y) with respect to any conversion after the Maturity Date, the lower of (i) $5.00 and (ii) 80.0% of the ten-day volume-weighted average price of Odyssey’s common stock. Notwithstanding anything in the Purchase Agreement to the contrary, we are prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of (A) the number of shares of our common stock outstanding immediately after giving effect to such issuances or (B) the total voting power of our securities outstanding immediately after giving effect to such issuances that are entitled to vote on a matter being voted on by holders of our common stock. On May 6, 2020, Odyssey and the Investor agreed to amend the Purchase Agreement to additionally provide that, notwithstanding anything in the Purchase Agreement to the contrary, Odyssey is prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of the number of shares of Common Stock outstanding as of December 6, 2019.

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

The Purchase Agreement and the Notes issued by Odyssey on December 10, 2019 and January 29, 2020, include representations and warranties and other covenants, conditions, and other provisions customary for comparable transactions.

We evaluated the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and determined that they contain certain embedded derivatives whose economic risks and characteristics were not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and contingent redemption provisions. The Company elected to initially and subsequently measure the Notes in their entirety at fair value, with changes in fair value recognized in earnings. FASB ASC 825-10-25 allows us to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt.

Because the Notes are carried in their entirety at fair value, the value of the compound embedded conversion feature is embodied in that fair value. The Company estimates the fair value of the hybrid instrument based on a probability weighted analysis which considers the present value of the cash flows using a credit risk adjusted rate enhanced by the redemption feature and the value of the conversion option valued using a Monte Carlo model. This method was considered by management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instrument at March 31, 2019 included, (i) present value of future cash flows using a credit risk adjusted rate of 23%, (ii) remaining term of approximately 3 months, (iii) volatility of 64%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the lesser of $5.00 or 80% of the 10 day VWAP. Material changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

The fair value of the hybrid instrument was $861,485 as of December 31, 2019. The fair value of all the outstanding hybrid instruments were revalued at $1,554,600 as of March 31, 2020, resulting in a loss from the change in the fair value of the derivative liability of $203,115.

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

Our consolidated non-restricted cash balance at March 31, 2020 was $0.4 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at March 31, 2020 of $51.5 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $5.7 million at March 31, 2020 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB, the AICPA or the SEC that are believed by management to have a material effect, if any, on the Company’s financial statements.

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting to date in 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not currently a defendant to any litigation. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.

ITEM 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Investors should consider such risk factors prior to making an investment decision with respect to the Company’s securities.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 15, 2020	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)