Form 10-K/A
period 2019-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2020-06-30
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on August 3, 2020.

EXPLANATORY NOTE

Odyssey Marine Exploration, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Form 10-K”), solely to disclose (a) that the Company had filed the information required in Part III, Items 10 through 14 of Form 10-K (the “Part III Information”), which is incorporated by reference into the Original Form 10-K, after the April 29, 2020 deadline applicable to such Part III Information (the “Original Deadline”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”); and (b) the reasons why the Company could not file the Part III information on a timely basis before the Original Deadline, as described below.

On April 22, 2020, the Company filed a Current Report on Form 8-K with the SEC (the Form 8-K) to disclose, among other things, its intention to rely on the Order for a filing extension in connection with the Company’s filing of the Part III Information. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Part III Information prior to the Original Deadline due to circumstances related to the coronavirus disease 2019 (COVID-19). In particular, the pandemic caused the Company’s office in Tampa, Florida to close due to a stay at home order in place for Florida residents and issued a work from home policy to protect its employees and their families from potential virus transmission among co-workers. The office closures and work from home policy in turn caused a delay in the preparation and filing of the Proxy Statement as a result of more limited support from and access to key personnel, as well as communications and similar delays among such persons.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is not including the certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: June 30, 2020	By:	/s/ Mark D. Gordon
Chief Executive Officer

By:	/s/ Jay A. Nudi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

3