Form 10-Q
period 2020-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2020-08-14
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller Reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of July 31, 2020 was 9,572,449.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$223,711	$213,389
Accounts receivable and other, net	790,979	421,593
Other current assets	322,815	589,840

Total current assets	1,337,505	1,224,822

PROPERTY AND EQUIPMENT
Equipment and office fixtures	10,664,948	10,664,948
Right of use – operating lease, net	674,943	739,803
Accumulated depreciation	(10,652,845)	(10,647,910)

Total property and equipment	687,046	756,841

NON-CURRENT ASSETS
Investment in unconsolidated entity	1,500,000	1,500,000
Exploration license	1,821,251	1,821,251
Other non-current assets	26,806	26,806

Total non-current assets	3,348,057	3,348,057

Total assets	$5,372,608	$5,329,720

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,925,105	$6,237,988
Accrued expenses and other	17,281,339	13,422,715
Operating lease obligation	132,349	123,152
Loans payable	32,593,026	31,446,389

Total current liabilities	56,931,819	51,230,244

LONG-TERM LIABILITIES
Deferred income and revenue participation rights	3,818,750	3,818,750
Operating lease obligation	552,861	621,046
Loans payable	5,964,656	2,957,097

Total long-term liabilities	10,336,267	7,396,893

Total liabilities	67,268,086	58,627,137

Commitments and contingencies (NOTE H)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 9,542,449 and 9,478,009 issued and outstanding	954	948
Additional paid-in capital	222,596,237	221,027,057
Accumulated (deficit)	(257,318,905)	(250,322,307)

Total stockholders’ equity/(deficit) before non-controlling interest	(34,721,714)	(29,294,302)
Non-controlling interest	(27,173,764)	(24,003,115)

Total stockholders’ equity/(deficit)	(61,895,478)	(53,297,417)

Total liabilities and stockholders’ equity/(deficit)	$5,372,608	$5,329,720

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUE
Recovered cargo sales and other	$296,444	$269,896	$590,835	$552,074
Expedition	223,525	504,540	934,646	1,017,289

Total revenue	519,969	774,436	1,525,481	1,569,363

OPERATING EXPENSES
Marketing, general and administrative	1,282,790	1,559,903	2,680,175	2,869,253
Operations and research	3,284,668	1,669,630	5,740,831	3,390,972

Total operating expenses	4,567,458	3,229,533	8,421,006	6,260,225

INCOME (LOSS) FROM OPERATIONS	(4,047,489)	(2,455,097)	(6,895,525)	(4,690,862)

OTHER INCOME (EXPENSE)
Interest expense	(1,561,697)	(1,298,826)	(2,897,315)	(2,258,111)
Loss in hybrid-instrument fair value	(222,100)	—	(425,215)	—
Other	8,760	9,197	50,808	837,840

Total other income (expense)	(1,775,037)	(1,289,629)	(3,271,722)	(1,420,271)

(LOSS) BEFORE INCOME TAXES	(5,822,526)	(3,744,726)	(10,167,247)	(6,111,133)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(5,822,526)	(3,744,726)	(10,167,247)	(6,111,133)
Non-controlling interest	1,723,903	970,444	3,170,649	2,168,965

NET (LOSS)	$(4,098,623)	$(2,774,282)	$(6,996,598)	$(3,942,168)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.43)	$(0.30)	$(0.73)	$(0.43)

Weighted average number of common shares outstanding
Basic	9,542,449	9,224,318	9,530,056	9,223,264

Diluted	9,542,449	9,224,318	9,530,056	9,223,264

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT) - Unaudited

	Three-month Period Ended June 30, 2020
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

March 31, 2020	$954	$222,207,627	$(253,220,282)	$(25,449,861)	$(56,461,562)

Share-based compensation		105,162			105,162
Fair value of warrants issued		283,448			283,448
Net (loss)			(4,098,623)	(1,723,903)	(5,822,526)

June 30, 2020	$954	$222,596,237	$(257,318,905)	$(27,173,764)	$(61,895,478)

	Three-month Period Ended June 30, 2019
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

March 31, 2019	$922	$218,016,953	$(241,050,231)	$(20,507,587)	$(43,539,943)

Share-based compensation	1	49,398			49,399
Net (loss)			(2,774,282)	(970,444)	(3,744,726)

June 30, 2019	$923	$218,066,351	$(243,824,513)	$(21,478,031)	$(47,235,270)

	Six-month Period Ended June 30, 2020
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

December 31, 2019	$948	$217,027,057	$(250,322,307)	$(24,003,115)	$(53,297,417)

Share-based compensation	6	488,920			488,926
Fair value of warrants issue		1,080,260			1,080,260
Net (loss)	—		(6,996,598)	(3,170,649)	(10,167,247)

June 30, 2020	$954	$222,596,237	$(257,318,905)	$(27,173,764)	$(61,895,478)

	Six-month Period Ended June 30, 2019
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

December 31, 2018	$922	$217,993,953	$(239,882,345)	$(19,309,066)	$(41,196,536)

Share-based compensation	1	72,398			72,399
Net (loss)			(3,942,168)	(2,168,965)	(6,111,133)

June 30, 2019	$923	$218,066,351	$(243,824,513)	$(21,478,031)	$(47,235,270)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six-Months Ended
	June 30 2020	June 30 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(10,167,247)	$(6,111,133)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Investment in unconsolidated entity	—	(441,024)
Director fees paid with equity instruments	—	26,396
Depreciation and amortization	4,937	110,283
Financed lender fee amortization	21,277	—
Note payable interest accretion	(81,709)	644,027
Right of use amortization	64,860	—
Share-based compensation	210,324	46,000
Change in hybrid-instrument fair value	425,215	—
Deferred income	—	(825,000)
(Increase) decrease in:
Accounts receivable	(369,386)	203,069
Other assets	267,025	705,765
Increase (decrease) in:
Accounts payable	2,789,237	1,310,827
Accrued expenses and other	4,240,126	2,139,293

NET CASH (USED) BY OPERATING ACTIVITIES	(2,595,341)	(2,191,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(15,492)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	—	(15,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,886,154	—
Operating lease liability reduction	(58,988)	—
Payment of contractual obligation	(221,503)	(207,357)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	2,605,663	(207,357)

NET INCREASE (DECREASE) IN CASH	10,322	(2,414,346)

CASH AT BEGINNING OF PERIOD	213,389	2,786,832

CASH AT END OF PERIOD	$223,711	$372,486

SUPPLEMENTARY INFORMATION:
Interest paid	$739,913	$728,798
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
2019 Director fees paid with equity	$278,602	$—

Non-Cash Disclosure:

During the six-months ended June 30, 2020, we received $1,823,519 in non-cash financing pertaining to our Litigation financing as described in Note I: Note 9 – Litigation financing. The funder settled a portion of the Company’s litigation payables directly with the vendor. Related to this financing, we recorded a debt discount of $1,080,260 and a corresponding increase to additional paid in capital for the fair value of certain warrants that were issued to the funder. We also incurred $200,000 of funder financed debt fees with this financing.

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2020 and the results of operations and cash flows for the interim periods presented. Operating results for the three and six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

Exploration License

The Company follows the guidance pursuant to ASU 350, “Intangibles-Goodwill and Other” in accounting for its Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of the Accounting Standards Codification (“ASC”) for topic 360 for Property, Plant and Equipment.

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

For the six-months ended June 30, 2020 and 2019, the weighted average common shares outstanding year-to-date were 9,530,056 and 9,223,264, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the treasury stock method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Average market price during the period	$4.27	$5.24	$4.04	$5.68

In the money potential common shares from options excluded	22,493	10,743	22,493	11,652

In the money potential common shares from warrants excluded	633,784	39,390	633,784	45,633

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six-Months Ended
Per share exercise price	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Out of the money options excluded:
$12.48	136,833	136,833	136,833	136,833
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158

Out-of-the-money warrants excluded:
$5.76	196,135	—	196,135	—
$7.16	700,000	700,000	700,000	700,000
$12.00	—	65,625	—	65,625

Total excluded	1,112,293	981,783	1,112,293	981,783

The common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Potential common shares from unvested restricted stock awards excluded from EPS	343,353	41,667	343,353	41,667

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net income (loss)	$(4,098,623)	$(2,774,282)	$(6,996,598)	$(3,942,168)

Numerator, basic and diluted net income (loss) available to stockholders	$(4,098,623)	$(2,774,282)	$(6,996,598)	$(3,942,168)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	9,542,449	9,224,318	9,530,056	9,223,264

Common shares outstanding for basic	9,542,449	9,224,318	9,530,056	9,223,264

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Shares used in computation – diluted:
Common shares outstanding for basic	9,542,449	9,224,318	9,530,056	9,223,264

Shares used in computing diluted net income per share	9,542,449	9,224,318	9,530,056	9,223,264

Net (loss) per share – basic	$(0.43)	$(0.30)	$(0.73)	$(0.43)
Net (loss) per share – diluted	$(0.43)	$(0.30)	$(0.73)	$(0.43)

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

We measure certain financial instruments at fair value on a recurring basis. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at June 30, 2020:

	Total	Level 1	Level 2	Level 3

Assets:	$—	$—	$—	$—

Liabilities:
Hybrid debt instrument at fair value	$1,776,700	$—	$—	$1,776,700

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year December 31, 2019: See NOTE I: Note 10 – 37North for further detail.

Balance at December 31, 2019	$861,485
Additional debt issuances	490,000
Loss in hybrid-instrument fair value	425,215

Balance at June 30, 2020	$1,776,700

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

NOTE C – ACCOUNTS RECEIVABLE AND OTHER

Our accounts receivable consist of the following:

	June 30, 2020	December 31, 2019
Trade	$180,519	$161,937
Related party	610,463	216,603
Other	—	43,053

Total accounts receivable and other	$790,979	$421,593

During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company in which our past Chairman of the Board, Greg Stemm, has a controlling and ownership interest (See NOTE D). At June 30, 2020 and December 31, 2019, the company owed us $599,337 and $216,603, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

During 2018 we entered into a services agreement with and continue to provide services to a deep-sea mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm, the past Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We are providing these services pursuant to a Master Services Agreement that provides for back office services in exchange for a recurring monthly fee as well as other mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the 2020 year to date, we invoiced CIC a total of $463,281, which was for back office technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See NOTE C for related accounts receivable at June 30, 2020 and NOTE F for our investment in an unconsolidated entity.

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

Included in this acquisition are the rights Bismarck’s exploration license which is renewable every two years. Per ASC 350-30-35-3, management has deemed the rights to this license to have an indefinite life. In determining if the rights to the license has an indefinite or finite life required us to consider the nature of the renewal process and any additional economic factors, if any, required when renewing this license. We currently expect to use and renew the related license indefinitely, and we do not believe there are currently any legal, regulatory, or contractual provisions that are expected to limit the useful life of the related exploration license or indicate that the useful life is other than indefinite. The exploration license is also not dependent on, or specifically associated with, another asset or group of assets that would limit the useful life of the intangible asset or indicate that the useful life is other than indefinite. Management’s assumptions regarding our ability to successfully renew or extend the exploration license are based on Bismarck’s historical experience. Bismarck was established in 2006 and they have historically renewed and extended the exploration license without a lapse in their ability to use the license. The license has also never been revoked. We will not incur significant maintenance costs related to the license. There is an annual fee of approximately $14,000 to maintain the license. This amount is much less than the carrying amount of the license and the cost is not expected to prohibit continued renewals of the license in the future. Based on all the factors considered above, management believes it is appropriate to assign indefinite useful life to the acquisition of the rights for the exploration license.

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

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of June 30, 2020, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

CIC LLC

In 2018, we began providing services to CIC LLC, a company controlled by Greg Stemm, the past Chairman of the Board for Odyssey (NOTE D). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At June 30, 2020 and December 31, 2019, the accumulated investment in the entity was $1,500,000, which is classified as an investment in unconsolidated entity in our consolidated balance sheets.

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

NOTE G - INCOME TAXES

During the six-month period ended June 30, 2020, we generated a federal net operating loss (“NOL”) carryforward of $7.4 million and generated $6.3 million of foreign NOL carryforwards. As of June 30, 2020, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $187.3 million and net operating loss carryforwards for foreign income tax purposes of approximately $55.2 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2038.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at June 30, 2020. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of June 30, 2020. There was no U.S. income tax expense for the three and six-months ended June 30, 2020 due to the generation of net operating losses.

The increase in the valuation allowance as of June 30, 2020 is due to the generation of approximately $1.6 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

June 30, 2020	$58,440,419
December 31, 2019	56,819,522

Change in valuation allowance	$1,620,897

Our estimated annual effective tax rate as of June 30, 2020 is 23.31% while our June 30, 2020 effective tax rate, with a full valuation allowance, is 0.0%.

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

Our consolidated non-restricted cash balance at June 30, 2020 was $0.2 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at June 30, 2020 of $55.6 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $5.4 million at June 30, 2020 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (MIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

In August 2019, we entered into an operating lease for our corporate office space under a non-cancellable lease through August 2024 with monthly payments ranging from $11,789 to $13,269, not including sales tax. The lease provides for annual increases of base rent of 3% until the expiration date. Pursuant to ASC 842, an operating lease right of usage (ROU) asset and liability were recognized in the amount of $590,612 at inception of the lease based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Since the implicit rate of interest in the arrangement was not readily determinable, we utilized our incremental borrowing rate of 10% in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company recognized approximately $54,000 and $108,000 in lease expense for the three and six-months ended June 30, 2020.

At June 30, 2020 the ROU asset and lease obligation were, $498,474 and $506,492, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2020	72,505
2021	147,539
2022	151,965
2023	156,524
2024	92,884

$621,417

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

At June 30, 2020 the ROU asset and lease obligation were, $176,469 and $178,718, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2020	24,608
2021	50,317
2022	51,827
2023	53,382
2024	40,930

$221,064

NOTE I – LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following carrying values at:

	June 30, 2020	December 31, 2019

Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,366	1,099,366
Note 8 – Promissory note	1,071,559	1,210,537
Note 9 – Litigation financing	5,814,756	2,957,097
Note 10 – 37North	1,776,700	861,485
Note 11 – Payroll Protection Program	370,400	—
Note 12 – Emergency Injury Disaster Loan	149,900	—

	$38,557,682	$34,403,486

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $142,885 and $142,885, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $285,770 and $284,200, respectively, was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at June 30, 2020 and December 31, 2019, respectively.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of June 30, 2020 and December 31, 2019 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $66,721 and $66,721, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $133,442 and $132,709, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at June 30, 2020 and December 31, 2019. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $294,191 and $294,191, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $588,382 and $585,150, respectively, was recorded.

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

The Warrant’s fair value was calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the Warrant totaled $303,712. Since the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712 For the three months ended June 30, 2020 and 2019 interest expense in the amount of $24,931 and $24,931, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $49,862 and $49,862, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at June 30, 2020 and December 31, 2019 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at June 30, 2020 and December 31, 2019 was $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $87,260 and $87,260, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $174,520 and $173,561, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At June 30, 2020 and December 31, 2019, the outstanding principal balance, including the Epsilon assignment, was $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $125,904 and $125,904, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $251,807 and $250,424, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at June 30, 2020 and December 31, 2019. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $35,018 and $30,392, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $67,794 and $59,700, respectively, was recorded.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at June 30, 2020 and December 31, 2019. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $24,029 and $22,182, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $47,584 and $43,691, respectively, was recorded.

Term Extension (July 8, 2019)

On July 8, 2019, Odyssey and the Lenders entered into a Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (the “Second Amendment”) pursuant to which certain terms and provisions of the Notes and Warrants were amended or otherwise modified. The material terms and provisions that were amended or otherwise modified are as follows:

•	the maturity date of the Notes was extended by one year, to July 12, 2020 (the parties are currently in discussions to further extend the maturity date of the Notes);

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

We evaluated the amendment’s impact on the accounting for the Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10%. However, the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was more than 10% of the carrying value of the Note immediately prior to the modification. Because the amendment resulted in a substantial modification, extinguishment accounting was required, and we recorded a loss on the extinguishment of debt of $290,024. The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024. The premium of $290,024 is being amortized over the remaining life of the debt. The related amortization for the three and six-months ended June 30, 2020 was $67,372 and $138,978, respectively. The warrant modification was treated as an inducement to extend the debt therefore the fair value of the warrants of $868,878 was a period expense and charged to interest expense with an offset to equity.

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

As of June 30, 2020, the Funder provided us with $1.8 million in Arbitration Support Funds and we incurred $200,000 in related fees which were added to the note balance. Upon each funding, the proceeds are allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $1,080,260 which is being amortized over the expected remaining term of the agreement using the effective interest method which is charged to interest expense. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $771,273 and $0, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $1,346,428 and $0, respectively, was recorded. For the three and six months ended June 30, 2020, we recorded $40,553 and $57,269 of interest expense from the amortization of the debt discount, respectively. The June 30, 2020 carrying value is net of unamortized debt fees of $178,723 as well as $1,080,260 which is the fair value assigned to the warrants associated with proceeds. The total face value of this obligation at June 30, 2020 and December 31, 2019 was $7,016,470 and $2,957,097, respectively.

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

At any time and from time to time until the three-month anniversary of the Maturity Date, all or any portion of the outstanding amount of each Note may, at the Investor’s election, be converted into shares of our common stock, par value $0.0001 per share (“Conversion Shares”). The number of Conversion Shares to be issued upon any conversion shall be equal to the quotient obtained by dividing the Applicable Conversion Amount (as defined below) by the Applicable Conversion Rate (as defined below). As defined in the Purchase Agreement, the “Applicable Conversion Amount” means, on the date of determination and with respect to each Note, (a) for the period beginning on the date of issuance and ending on the day immediately preceding the Maturity Date, an amount equal to 100.0% of the amount of the Loan evidenced by such Note then outstanding; (b) on the Maturity Date, 136.0% of the amount of the Loan evidenced by such Note then outstanding (such amount, the “Enhanced Conversion Amount”); (c) for the period beginning on the day immediately following the Maturity Date and for a period of three months thereafter (such three-month period, the “Accrual Period”), an amount equal to (i) the Enhanced Conversion Amount then outstanding plus (ii) an additional amount equal to 3.0% per month (prorated for any period of less than a full month) accrued on the amount described in clause (i); and (d) on any date after the Accrual Period, the amount then outstanding after giving effect to the accrual described in clause (c) during the Accrual Period (it being understood that no additional amount shall accrue after the expiration of the Accrual Period); and “Applicable Conversion Rate” means (x) with respect to any conversion on or prior to the Maturity Date, $5.00, and (y) with respect to any conversion after the Maturity Date, the lower of (i) $5.00 and (ii) 80.0% of the ten-day volume-weighted average price of Odyssey’s common stock. Notwithstanding anything in the Purchase Agreement to the contrary, we are prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of (A) the number of shares of our common stock outstanding immediately after giving effect to such issuances or (B) the total voting power of our securities outstanding immediately after giving effect to such issuances that are entitled to vote on a matter being voted on by holders of our common stock. On May 6, 2020, Odyssey and the Investor agreed to amend the Purchase Agreement to additionally provide that, notwithstanding anything in the Purchase Agreement to the contrary, Odyssey is prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of the number of shares of Common Stock outstanding as of December 6, 2019. During July 2020, the lender converted $0.1 million of debt into 30,000 shares of our common stock at conversion rate of $3.71 per share.

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

Because the Notes are carried in their entirety at fair value, the value of the compound embedded conversion feature is embodied in that fair value. The Company estimates the fair value of the hybrid instrument based on a probability weighted analysis which considers the present value of the cash flows using a credit risk adjusted rate enhanced by the redemption feature and the value of the conversion option valued using a Monte Carlo model. This method was considered by management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instrument at June 30, 2020 included, (i) present value of future cash flows using a credit risk adjusted rate of 21%, (ii) remaining term of approximately 4.5 months, (iii) volatility of 64%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the lesser of $5.00 or 80% of the 10 day VWAP. Material changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

The fair value of the hybrid instrument was $861,485 as of December 31, 2019. The fair value of all the outstanding hybrid instruments were revalued at $1,776,700 as of June 30, 2020, resulting from additional proceeds of $490,000 and a change in the fair value of the derivative liability of $203,115 for the three-months ended June 30, 2020 and $425,215 for the six-months ended June 30, 2020.

Note 11 – Payroll protection program

We applied to Fifth Third Bancorp (“Fifth Third”) under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $370,400 (the “Loan”), and the Loan was made on April 16, 2020. The proceeds of the Loan were used to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The Loan, which is evidenced by promissory note issued by us (the “Promissory Note”), has a two-year term, matures on April 16, 2022, and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Odyssey may prepay the principal of the Loan at any time without incurring any prepayment charges. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $772 and $0, respectively, was recorded.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 16, 2020, and at least 75% of any forgiven amount has been used for covered payroll costs. During June 2020, the 75% requirement was reduced to 60% and the eight-week period was amended to a 24 week period. Any forgiveness of the Loan will be subject to approval by the SBA and Fifth Third and will require us to apply for such treatment in the future.

Note 12 – Emergency Injury Disaster Loan

On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”). The principal amount of the EIDL Loan is $149,900, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest of $731, are due monthly beginning twelve months from the date of the EIDL Loan. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 16, 2020, the Loan Authorization and Agreement, dated May 16, 2020, and the Security Agreement, dated May 16, 2020, each between the SBA and the Company.

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

Included in the Restated Agreement as described in NOTE I, Note 9 – Litigation financing, during the six-months ended June 30, 2019, we issued a warrant allowing the lender to purchase up to 551,378 shares of our common stock at $3.99. The warrant is contingently exercisable and will become exercisable on the date on which the we cease the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claims or the date on which Proceeds are deposited into the Escrow Account. The warrant has a five-year life that commences on the date it becomes exercisable.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three-month period ended June 30, 2020 and 2019 was $105,162 and $23,000, respectively. The share-based compensation charged against income for the six-month period ended June 30, 2020 and 2019 was $210,324 and $46,000, respectively.

We did not grant stock options to employees or outside directors in the three-months ended June 30, 2020 or 2019. If options were granted, their values would be determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.

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

NOTE K – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

NOTE L – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	June 30, 2020	December 31, 2019
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$3,818,750	$3,818,750

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

On March 21, 2018, the Tribunal Federal de Justicia Administrativa (TFJA) in Mexico ruled unanimously in favor of our subsidiary, ExO, nullifying the April 2016 denial of the environmental license application for the extraction of phosphate sand from ExO’s deposit. In May 2018, after the statutory period for appeal of the ruling had passed with no appeals filed, the Mexican court published the full ruling on its website.

On October 18, 2018, we were notified that SEMARNAT repeated their refusal to issue the environmental approval for the phosphate deposit controlled by ExO. On October 22, 2018, legal counsel for ExO filed an action before the TFJA requesting sanctions be imposed upon SEMARNAT and ordering SEMARNAT to reevaluate the application in compliance with their policies and consider the environmental science and mitigation measures presented by ExO as directed in the TFJA’s original order.

At a hearing on April 24, 2019, the TFJA advised ExO that in light of a procedural issue arising under Mexican law, its current application would have to be resubmitted to the court in a different form. The TFJA issued a formal order on June 17, 2019, which allowed ExO to file an alternative administrative action. In August 2019, ExO submitted this filing seeking to annul SEMARNAT’s decision of October 12, 2018.

According to ExO’s Mexican legal counsel, the TFJA’s recent determination neither reverses their unanimous decision of March 21, 2018, which nullified SEMARNAT’s original denial of the MIA on April 7, 2016, nor does it decide the legality of SEMARNAT’s denial of the MIA on October 12, 2018. To move to the next phase of development of the deposit, Odyssey and its subsidiaries need the issuance of this environmental permit. Odyssey and its subsidiary ExO continue to work to obtain the necessary environmental permission.

We have full confidence in the environmental and economic merits of our venture in Mexico. We are taking all necessary steps to protect our interests and the interests of our shareholders. The past administration in Mexico has treated our environmental permit application in a manifestly arbitrary, discriminatory and non-transparent manner, in bad faith and in clear disregard of their own applicable legal regime. In these circumstances, to protect our rights and to defend shareholder value, on January 4, 2019, we notified Mexico of our intent to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA). Filing this notice of intent (NOI) initiated a consultation period during which we and the Mexican Government are to seek to resolve this dispute amicably. The first consultation occurred on April 2, 2019 and the Notice of Arbitration (NOA) was submitted on April 5, 2019. A public version of the NOI and NOA are available on our website at www.odysseymarine.com.com/nafta.

The Arbitral Tribunal, consisting of three international arbitrators well-versed in international investment treaties, has been constituted. Procedural Order No. 1, which includes a filing deadline in the first half of the third quarter 2020 for Odyssey’s Memorial, has been issued by the Tribunal. The Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal.

We continue to work diligently and in good faith with Mexico’s current administration to achieve an equitable resolution of this dispute, but we are prepared to proceed with the full NAFTA arbitration process.

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

Shipwreck Exploration Projects

Odyssey began conducting offshore services for our shipwreck business partner, Magellan Limited, in 2016. In 2017 the search and inspection phase of a major shipwreck project covering multiple valuable targets was successfully completed. This project is ongoing, and we currently are providing a range of marine-related services to Magellan in support of this.

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

Three-months ended June 30, 2020, compared to three-months ended June 30, 2019

Increase/(Decrease) (Dollars in millions)			2020 vs. 2019
	2020	2019	$	%

Total revenues	$0.5	$0.8	$(0.3)	33%

Marketing, general and administrative	1.3	1.6	(0.3)	18%
Operations and research	3.3	1.7	1.6	97%

Total operating expenses	$4.6	$3.2	$1.3	41%

Other income (expense)	$(1.8)	$(1.3)	$0.5	38%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.7	$1.0	$0.8	78%

Net income (loss)	$(4.1)	$(2.8)	$(1.3)	48%

Revenue

Revenue is primarily generated through the sale of technical and marine services either through expedition charters or for the services from our crew and equipment that are on a fee or cost-plus basis.

Total revenue in the current quarter was $0.5 million, a $0.3 million decrease compared to the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. One company we provided these services to is a deep-sea mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D) which we consider a related party.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expense decreased $0.3 million to $1.3 million for the three-month period ended June 30, 2020 compared to $1.6 million from the same period in the prior year. The key items contributing to this $0.3 million was a decrease of $0.1 million in employee incentives and compensation related, $0.1 million in reduction of maritime legal services related to the HMS Victory and a reduction of $0.1 million of professional corporate services.

Operations and research expenses are primarily focused around deep-sea mineral exploration which include minerals research, scientific services, marine operations and project management. Operations and research expenses increased by $1.6 million from 2019 to 2020 primarily as a result of the following items: (i) a $2.1 million increase in financed professional fees, which are primarily legal and other expenses directly associated with our NAFTA litigation pursuit, (ii) a $0.2 million decrease in our marine services contracted labor and (iii) a $0.2 million savings in operational overhead reductions.

Other Income and Expense

Other income and expense generally consists of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense was $1.8 and $1.3 million in net expenses for 2020 and 2019, respectively, resulting in a net expense increase of $0.5 million. This variance was primarily attributable to an increase in interest expense of $0.3 million form our litigation financing agreement (NOTE I) and a $0.2 million expense due to the fair value accounting of our hybrid debt instrument (NOTE I).

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2020 or 2019.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the second quarter of 2020 was $1.8 million as compared to $1.0 million in the second quarter of 2019. The $0.8 million increase was primarily due to the compounding of interest on intercompany debt as well as the minority interest associated with the NAFTA litigation.

Six-months ended June 30, 2020, compared to six-months ended June 30, 2019

Increase/(Decrease) (Dollars in millions)			2020 vs. 2019
	2020	2019	$	%

Total revenues	$1.5	$1.6	$0.0	3%

Marketing, general and administrative	2.7	2.9	(0.2)	7%
Operations and research	5.7	3.4	2.3	69%

Total operating expenses	$8.4	$6.3	$2.2	35%

Other income (expense)	$(3.3)	$(1.4)	$1.9	130%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$3.2	$2.2	$1.0	46%

Net income (loss)	$(7.0)	$(3.9)	$(3.1)	77%

Revenue

Total revenue in the current quarter was $1.5 million, a $0.1 million decrease compared to the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. One company we provided these services to is a deep-sea mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D) which we consider a related party.

Operating Expenses

Marketing, general and administrative expense decreased $0.2 million to $2.7 million for the six-month period ended June 30, 2020 compared to $2.9 million from the same period in the prior year. The key items contributing to this $0.2 million decrease was a non-cash increase of share-based compensation of $0.2 million, a savings of $0.2 in employee incentives and compensation related, a $0.3 million reduction in professional corporate services which includes a reduction of $0.2 million related to legal services associated with the HMS Victory and an increase of $0.1 million related to insurances and VAT taxes.

Operations and research expenses increased by $2.3 million from 2019 to 2020 primarily as a result of the following items: (i) a $2.8 million increase in financed professional fees, including legal, and other expenses directly associated with our NAFTA litigation pursuit, (ii) a $0.4 million decrease in marine services technical contracted labor, (iii) a $0.2 million increase in our concession permit fees for our Mexican subsidiary and (iv) a $0.1 million decrease in our general operational overhead which includes items such as travel related and rent.

Other Income and Expense

Other income and expense was $3.3 and $1.4 million in net expenses for 2020 and 2019, respectively, resulting in a net expense increase of $1.9 million. This variance was primarily attributable to an increase in interest expense of $0.7 million form our litigation financing agreement (NOTE I), a $0.4 million expense due to the fair value accounting of our hybrid debt instrument (NOTE I) and $0.8 million of other income in 2019 attributable to the write down of deferred revenue that was caused by the 2019 cancelation of the HMS Sussex contract.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2020 or 2019.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the six-months ended June 30, 2020 was $3.2 million as compared to $2.2 million for the same period 2019. The $1.0 million increase was primarily due to the compounding of interest on intercompany debt as well as the minority interest associated with the NAFTA litigation.

Liquidity and Capital Resources

	Three-Months Ended
(In thousands)	June 30, 2020	June 30, 2019
Summary of Cash Flows:
Net cash used by operating activities	$(2,595)	$(2,191)
Net cash (used) provided by investing activities	—	(15)
Net cash provided by financing activities	2,606	(207)

Net (decrease) increase in cash and cash equivalents	$11	$(2,414)

Beginning cash and cash equivalents	213	2,787

Ending cash and cash equivalents	$224	$372

Discussion of Cash Flows

Net cash used by operating activities for the first six months of 2020 was $2.6 million. This represents a $0.4 million increase in use of funds when compared to the use of $(2.2) million in the same period of 2019. The net cash used by operating activities reflected a net loss before non-controlling interest of $(10.2) million offset in part by non-cash items of $0.6 million which primarily include share-based compensation of $0.2 million and the fair-value of hybrid-debt accounting of $0.4 million. Other operating activities resulted in an increase in working capital of $6.9 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2020 comprised the $6.9 million.

Cash flows used by investing activities for the first six months of 2020 were zero compared to $0.02 million used in the same period in 2019.

Cash flows provided by financing activities for the first six months of 2020 were $2.6 million which represented a $2.8 million increase over the same period in 2019 of $(0.2) million. The current period $2.6 million was comprised of funds received from our NAFTA litigation financing and funds received from the 37 North agreement (NOTE I). We also participated and received funds from the Small Business Administration (SBA) programs for the Payroll Protection Program (PPP) and the Emergency Injury Disaster Loan (EIDL) (NOTE I). These debt proceeds were offset by $0.2 million of repayments of financed obligations.

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2020, we had cash and cash equivalents of $0.2 million, an increase of $0.01 million from the December 31, 2019 balance of $0.2 million. The operating cash used of $2.6 million was supported by debt proceeds from 37North, the NAFTA litigation financing and the SBA’s programs for the PPP and EIDL. The $2.6 million of cash used is partially offset by non-cash items which include share-based compensation and the results of the hybrid-debt agreement fair value accounting.

Financial debt of the company, excluding any derivative, hybrid-debt fair value accounting or beneficial conversion feature components of such, was $39.0 million at June 30, 2020 and $33.9 million at December 31, 2019.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at June 30, 2020 was $14.75 million.

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

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at June 30, 2020 is $1.0 million.

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

Promissory Note

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which was May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at June 30, 2020 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At June 30, 2020, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at June 30, 2020 and December 31, 2019. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $24,029 and $22,182, respectively, was recorded. For the six months ended June 30, 2020 and 2019 interest expense in the amount of $47,584 and $43,691, respectively, was recorded.

Term Extension (July 8, 2019)

On July 8, 2019, Odyssey and the Lenders entered into a Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (the “Second Amendment”) pursuant to which certain terms and provisions of the Notes and Warrants were amended or otherwise modified. The material terms and provisions that were amended or otherwise modified are as follows:

•	the maturity date of the Notes was extended by one year, to July 12, 2020 (the parties are currently in discussions to further extend the maturity date of the Notes);

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

We evaluated the amendment’s impact on the accounting for the Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10%. However, the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was more than 10% of the carrying value of the Note immediately prior to the modification. Because the amendment resulted in a substantial modification, extinguishment accounting was required, and we recorded a loss on the extinguishment of debt of $290,024. The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024. The premium of $290,024 is being amortized over the remaining life of the debt. The related amortization for the three and six-months ended June 30, 2020 was $67,372 and $138,978, respectively. The warrant modification was treated as an inducement to extend the debt therefore the fair value of the warrants of $868,878 was a period expense and charged to interest expense with an offset to equity.

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

During the six months ended June 30, 2020, the Funder provided us with $1.8 million in Arbitration Support Funds and we incurred $200,000 in related fees which were added to the debt balance. Upon each funding, the proceeds are allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $796,812 which is being amortized over the expected remaining term of the notes using the effective interest method which is charged to interest expense. The total face value of this obligation at June 30, 2020 and December 31, 2019 was $7.016.470 and $2,957,097, respectively.

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

At any time and from time to time until the three-month anniversary of the Maturity Date, all or any portion of the outstanding amount of each Note may, at the Investor’s election, be converted into shares of our common stock, par value $0.0001 per share (“Conversion Shares”). The number of Conversion Shares to be issued upon any conversion shall be equal to the quotient obtained by dividing the Applicable Conversion Amount (as defined below) by the Applicable Conversion Rate (as defined below). As defined in the Purchase Agreement, the “Applicable Conversion Amount” means, on the date of determination and with respect to each Note, (a) for the period beginning on the date of issuance and ending on the day immediately preceding the Maturity Date, an amount equal to 100.0% of the amount of the Loan evidenced by such Note then outstanding; (b) on the Maturity Date, 136.0% of the amount of the Loan evidenced by such Note then outstanding (such amount, the “Enhanced Conversion Amount”); (c) for the period beginning on the day immediately following the Maturity Date and for a period of three months thereafter (such three-month period, the “Accrual Period”), an amount equal to (i) the Enhanced Conversion Amount then outstanding plus (ii) an additional amount equal to 3.0% per month (prorated for any period of less than a full month) accrued on the amount described in clause (i); and (d) on any date after the Accrual Period, the amount then outstanding after giving effect to the accrual described in clause (c) during the Accrual Period (it being understood that no additional amount shall accrue after the expiration of the Accrual Period); and “Applicable Conversion Rate” means (x) with respect to any conversion on or prior to the Maturity Date, $5.00, and (y) with respect to any conversion after the Maturity Date, the lower of (i) $5.00 and (ii) 80.0% of the ten-day volume-weighted average price of Odyssey’s common stock. Notwithstanding anything in the Purchase Agreement to the contrary, we are prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of (A) the number of shares of our common stock outstanding immediately after giving effect to such issuances or (B) the total voting power of our securities outstanding immediately after giving effect to such issuances that are entitled to vote on a matter being voted on by holders of our common stock. On May 6, 2020, Odyssey and the Investor agreed to amend the Purchase Agreement to additionally provide that, notwithstanding anything in the Purchase Agreement to the contrary, Odyssey is prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of the number of shares of Common Stock outstanding as of December 6, 2019. During July 2020, the lender converted $0.1 million of debt into 30,000 shares of our common stock at conversion rate of $3.71 per share.

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

Because the Notes are carried in their entirety at fair value, the value of the compound embedded conversion feature is embodied in that fair value. The Company estimates the fair value of the hybrid instrument based on a probability weighted analysis which considers the present value of the cash flows using a credit risk adjusted rate enhanced by the redemption feature and the value of the conversion option valued using a Monte Carlo model. This method was considered by management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instrument at June 30, 2020 included, (i) present value of future cash flows using a credit risk adjusted rate of 21%, (ii) remaining term of approximately 4.5 months, (iii) volatility of 64%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the lesser of $5.00 or 80% of the 10 day VWAP. Material changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

The fair value of the hybrid instrument was $861,485 as of December 31, 2019. The fair value of all the outstanding hybrid instruments were revalued at $1,776,700 as of June 30, 2020, resulting from additional proceeds of $490,000 and a change in the fair value of the derivative liability of $203,115 for the three-months ended June 30, 2020 and $425,215 for the six-months ended June 30, 2020.

Promissory Note

We applied to Fifth Third Bancorp (“Fifth Third”) under the Small Business Administration (the “SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $370,400 (the “Loan”), and the Loan was made on April 16, 2020. The proceeds of the Loan were used to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The Loan, which is evidenced by promissory note issued by us (the “Promissory Note”), has a two-year term, matures on April 16, 2022, and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Odyssey may prepay the principal of the Loan at any time without incurring any prepayment charges. For the three months ended June 30, 2020 and 2019 interest expense in the amount of $772 and $0, respectively, was recorded.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 16, 2020, and at least 75% of any forgiven amount has been used for covered payroll costs. During June 2020, the 75% requirement was reduced to 60% and the eight-week period was amended to a 24 week period. Any forgiveness of the Loan will be subject to approval by the SBA and Fifth Third and will require us to apply for such treatment in the future.

Promissory Note

On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”). The principal amount of the EIDL Loan is $149,900, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 16, 2020, the Loan Authorization and Agreement, dated May 16, 2020, and the Security Agreement, dated May 16, 2020, each between the SBA and the Company.

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

Our consolidated non-restricted cash balance at June 30, 2020 was $0.2 million which is insufficient to support operations for the following 12 months. We have a working capital deficit at June 30, 2020 of $55.6 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $5.4 million at June 30, 2020 and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (MIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: August 14, 2020	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)