Form 10-Q
period 2020-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2020-11-16
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 31, 2020 was 12,208,101.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,107,736	$213,389
Accounts receivable and other, net	46,711	421,593
Other current assets	222,852	589,840

Total current assets	9,377,299	1,224,822

PROPERTY AND EQUIPMENT
Equipment and office fixtures	7,295,717	10,664,948
Right of use – operating lease, net	641,390	739,803
Accumulated depreciation	(7,285,908)	(10,647,910)

Total property and equipment	651,199	756,841

NON-CURRENT ASSETS
Investment in unconsolidated entity	2,154,152	1,500,000
Exploration license	1,821,251	1,821,251
Other non-current assets	41,806	26,806

Total non-current assets	4,017,209	3,348,057

Total assets	$14,045,707	$5,329,720

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT) CURRENT LIABILITIES
Accounts payable	$8,236,386	$6,237,988
Accrued expenses and other	17,772,090	13,422,715
Operating lease obligation	137,143	123,152
Loans payable	32,057,573	31,446,389

Total current liabilities	58,203,192	51,230,244

LONG-TERM LIABILITIES
Deferred income and revenue participation rights	3,818,750	3,818,750
Operating lease obligation	516,743	621,046
Loans payable	8,119,037	2,957,097

Total long-term liabilities	12,454,530	7,396,893

Total liabilities	70,657,722	58,627,137

Commitments and contingencies (NOTE H)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 12,208,101 and 9,478,009 issued and outstanding	1,221	948
Additional paid-in capital	235,456,564	221,027,057
Accumulated (deficit)	(262,766,951)	(250,322,307)

Total stockholders’ equity/(deficit) before non-controlling interest	(27,309,166)	(29,294,302)
Non-controlling interest	(29,302,849)	(24,003,115)

Total stockholders’ equity/(deficit)	(56,612,015)	(53,297,417)

Total liabilities and stockholders’ equity/(deficit)	$14,045,707	$5,329,720

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUE
Recovered cargo sales and other	$143,186	$278,599	$734,021	$830,674
Expedition	68,352	483,576	1,002,998	1,500,865

Total revenue	211,538	762,175	1,737,019	2,331,539

OPERATING EXPENSES
Marketing, general and administrative	23,351	2,110,523	2,703,526	4,979,776
Operations and research	4,868,518	2,122,394	10,609,349	5,513,366

Total operating expenses	4,891,869	4,232,917	13,312,875	10,493,142

INCOME (LOSS) FROM OPERATIONS	(4,680,331)	(3,470,742)	(11,575,856)	(8,161,603)
OTHER INCOME (EXPENSE)
Interest expense	(1,858,456)	(2,049,987)	(4,755,771)	(4,308,098)
Gain (loss) on debt extinguishment	(777,484)	(290,024)	(777,484)	(290,024)
Loss in hybrid-instrument fair value	(250,319)	—	(675,534)	—
Other	(10,541)	(35,093)	40,267	802,747

Total other income (expense)	(2,896,800)	(2,375,104)	(6,168,522)	(3,795,375)

(LOSS) BEFORE INCOME TAXES	(7,577,131)	(5,845,846)	(17,744,378)	(11,956,978)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(7,577,131)	(5,845,846)	(17,744,378)	(11,956,978)
Non-controlling interest	2,129,085	1,616,013	5,299,734	3,784,978

NET (LOSS)	$(5,448,046)	$(4,229,833)	$(12,444,644)	$(8,172,000)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.51)	$(0.45)	$(1.26)	$(0.88)

Weighted average number of common shares outstanding
Basic	10,616,080	9,456,300	9,894,707	9,301,796

Diluted	10,616,080	9,456,300	9,894,707	9,301,796

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT) - Unaudited

	Three-month Period Ended September 30, 2020
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
June 30, 2020	$954	$222,596,237	$(257,318,905)	$(27,173,764)	$(61,895,478)
Share-based compensation		105,162			105,162
Fair value of warrants issued		3,015,520			3,015,520
Common stock issued	267	9,320,658			9,320,925
Debt modification		418,987			418,987
Net (loss)			(5,448,046)	(2,129,085)	(7,577,131)

September 30, 2020	$1,221	$235,456,564	$(262,766,951)	$(29,302,849)	$(56,612,015)

	Three-month Period Ended September 30, 2019
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
June 30, 2019	$923	$218,066,351	$(243,824,513)	$(21,478,031)	$(47,235,270)
Share-based compensation		679,600			679,600
Asset acquisition	25	1,407,628		365,716	1,773,369
Debt modification		868,878			868,878
Net (loss)			(4,229,833)	(1,616,013)	(5,845,846)

September 30, 2019	$948	$221,022,457	$(248,054,346)	$(22,728,328)	$(49,759,269)

	Nine-month Period Ended September 30, 2020
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2019	$948	$221,027,057	$(250,322,307)	$(24,003,115)	$(53,297,417)
Share-based compensation	6	594,082			594,088
Fair value of warrants issue		4,095,780			4,095,780
Common stock issued	267	9,320,658			9,320,925
Debt modification		418,987			418,987
Net (loss)	—		(12,444,644)	(5,299,734)	(17,744,378)

September 30, 2020	$1,221	$235,456,564	$(262,766,951)	$(29,302,849)	$(56,612,015)

	Nine-month Period Ended September 30, 2019
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2018	$922	$217,993,953	$(239,882,346)	$(19,309,066)	$(41,196,537)
Share-based compensation	1	751,998			751,999
Asset acquisition	25	1,407,628		365,716	1,773,369
Debt modification		868,878			868,878
Net (loss)			(8,172,000)	(3,784,978)	(11,956,978)

September 30, 2019	$948	$221,022,457	$(248,054,346)	$(22,728,328)	$(49,759,269)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine-Months Ended
	September 30 2020	September 30 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(17,744,378)	$(11,956,978)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Director fees paid with equity instruments	—	701,399
Depreciation and amortization	7,231	113,422
Financed lender fee amortization	34,043	—
Note payable interest accretion	(99,910)	922,000
Right of use amortization	98,413	20,213
Share-based compensation	315,486	50,600
Investment in unconsolidated entity	(654,152)	(662,007)
Loss on debt extinguishment	777,484	290,024
Debt modification inducement	—	868,878
Change in hybrid-instrument fair value	675,534	—
Terminated revenue participation	—	(825,000)
(Increase) decrease in:
Accounts receivable	374,882	485,017
Other assets	351,988	637,793
Increase (decrease) in:
Accounts payable	5,608,462	2,087,204
Accrued expenses and other	4,734,187	3,615,904

NET CASH (USED) BY OPERATING ACTIVITIES	(5,520,730)	(3,651,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(15,492)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	—	(15,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,493,528	1,409,980
Operating lease liability reduction	(90,312)	(18,755)
Offering costs paid on sale of common stock	(78,326)	—
Common stock sale net proceeds	11,315,000	—
Payment of contractual obligation	(224,813)	(207,357)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	14,415,077	1,183,868)

NET INCREASE (DECREASE) IN CASH	8,894,347	(2,483,155)
CASH AT BEGINNING OF PERIOD	213,389	2,786,832

CASH AT END OF PERIOD	$9,107,736	$303,677

SUPPLEMENTARY INFORMATION:
Interest paid	$1,114,376	$1,114,021
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
2019 Director fees paid with equity	$278,602	$—
Establish right of use asset with debt obligation per ASC 842	$—	$560,612
Convertible debt exchanged for equity	$1,066,219	$—

Non-Cash Disclosure:

During the nine-months ended September 30, 2020, we received $3,281,461 in non-cash financing pertaining to our Litigation financing as described in Note I: Note 9 – Litigation financing. The funder settled a portion of the Company’s litigation payables directly with the vendor. Related to this financing, we recorded a debt discount of $1,063,811 and a corresponding increase to additional paid in capital for the fair value of certain warrants that were issued to the funder. We also incurred $200,000 of funder financed debt fees with this financing.

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2020 and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We use the if-converted method to compute potential common shares from stock options, restricted stock units, warrants, preferred stock, convertible notes or other convertible securities. For diluted earnings per share, the Company uses the more dilutive of the if-converted method or two-class method. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted EPS calculation.

For the nine-months ended September 30, 2020 and 2019, the weighted average common shares outstanding year-to-date were 9,894,707 and 9,301,796, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the if-converted method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Average market price during the period	$5.25	$4.75	$4.45	$5.35
In the money potential common shares from options excluded	22,493	9,449	22,493	10,984
In the money potential common shares from warrants excluded	2,449,852	30,507	671,378	41,046

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine-Months Ended
Per share exercise price	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Out of the money options excluded:
$12.48	136,833	136,833	136,833	136,833
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158
Out-of-the-money warrants excluded:
$4.67	—	—	131,816	—
$4.75	—	—	1,646,658	—
$5.76	196,135	—	196,135	—
$7.16	700,000	700,000	700,000	700,000
$12.00	—	65,625	—	65,625

Total excluded	1,112,293	981,783	2,890,767	981,783

The common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Potential common shares from unvested restricted stock awards excluded from EPS	343,353	41,667	343,353	41,667

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$(5,448,046)	$(4,229,833)	$(12,444,644)	$(8,172,000)

Numerator, basic and diluted net income (loss) available to stockholders	$(5,448,046)	$(4,229,833)	$(12,444,644)	$(8,172,000)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	10,616,080	9,456,300	9,894,707	9,301,796

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Common shares outstanding for basic	10,616,080	9,456,300	9,894,707	9,301,796

Shares used in computation – diluted:
Common shares outstanding for basic	10,616,080	9,456,300	9,894,707	9,301,796

Shares used in computing diluted net income per share	10,616,080	9,456,300	9,894,707	9,301,796

Net (loss) per share – basic	$(0.51)	$(0.45)	$(1.26)	$(0.88)
Net (loss) per share – diluted	$(0.51)	$(0.45)	$(1.26)	$(0.88)

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

We measure certain financial instruments at fair value on a recurring basis. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at September 30, 2020:

	Total	Level 1	Level 2	Level 3
Assets:	$—	$—	$—	$—

Liabilities:
Hybrid debt instrument at fair value	$960,800	$—	$—	$960,800

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020: See NOTE I: Note 10 – 37North for further detail.

Balance at December 31, 2019	$861,485
Additional debt issuances	490,000
Conversion	(1,066,219)
Loss in hybrid-instrument fair value	675,534

Balance at September 30, 2020	$960,800

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

NOTE C – ACCOUNTS RECEIVABLE AND OTHER

Our accounts receivable consist of the following:

	September 30, 2020	December 31, 2019
Trade	$1,234	$161,937
Related party	45,477	216,603
Other	—	43,053

Total accounts receivable and other	$46,711	$421,593

During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company in which our past Chairman of the Board, Greg Stemm, has a controlling and ownership interest (See NOTE D). At September 30, 2020 and December 31, 2019, the company owed us $38,542 and $216,603, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

During 2018 we entered into a services agreement with and continue to provide services to a deep-sea mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm, the past Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We are providing these services pursuant to a Master Services Agreement that provides for back office services in exchange for a recurring monthly fee as well as other mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the 2020 year to date, we invoiced CIC a total of $547,274, which was for back office technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See NOTE C for related accounts receivable at September 30, 2020 and NOTE F for our investment in an unconsolidated entity.

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

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of September 30, 2020, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

CIC LLC

In 2018, we began providing services to CIC LLC, a company controlled by Greg Stemm, the past Chairman of the Board for Odyssey (NOTE D). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At September 30, 2020 and December 31, 2019, the accumulated investment in the entity was $2,154,152 and $1,500,000, respectively, which is classified as an investment in unconsolidated entity in our consolidated balance sheets.

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

NOTE G – INCOME TAXES

During the nine-month period ended September 30, 2020, we generated a federal net operating loss (“NOL”) carryforward of $5.2 million and generated $4.3 million of foreign NOL carryforwards. As of September 30. 2020, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $185.0 million and net operating loss carryforwards for foreign income tax purposes of approximately $53.2 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2038.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at September 30, 2020. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of September 30, 2020. There was no U.S. income tax expense for the three months ended September 30. 2020 due to the generation of net operating losses.

The increase in the valuation allowance as of September 30, 2020 is due to the generation of approximately $0.8 million in net operating loss year-to-date.

The change in the valuation allowance is as follows:

September 30, 2020	$57,645,289
December 31, 2019	56,819,522

Change in valuation allowance	$825,767

Our estimated annual effective tax rate as of September 30, 2020 is 15.216% while our September 30, 2020 effective tax rate is 0.0% because of the full valuation allowance.

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

Contingency

During March 2016, our Board of Directors approved the grant and issuance of 3.0 million new equity shares of Oceanica Resources, S.R.L. (“Oceanica”) to two attorneys for their future services. This equity would only be issuable upon the Mexican’s government approval and issuance of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. All possible grants of new equity shares were approved by the Administrators of Oceanica. We also owe consultants contingent success fees of up to $700,000 upon the approval and issuance of the EIA. The EIA has not been approved as of the date of this report.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015.

Our 2020 business plan required us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold in the aggregate 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.3 million (See NOTE J). These proceeds, coupled with the anticipated cash inflows are expected to provide operating funds through early 2022.

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

Our consolidated non-restricted cash balance at September 30, 2020 was $9.1 million. We have a working capital deficit at September 30, 2020 of $48.8 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $14.0 million at September 30, 2020, which includes cash of $9.1 million, and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

In August 2019, we entered into an operating lease for our corporate office space under a non-cancellable lease through August 2024 with monthly payments ranging from $11,789 to $13,269, not including sales tax. The lease provides for annual increases of base rent of 3% until the expiration date. Pursuant to ASC 842, an operating lease right of usage (ROU) asset and liability were recognized in the amount of $590,612 at inception of the lease based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Since the implicit rate of interest in the arrangement was not readily determinable, we utilized our incremental borrowing rate of 10% in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company recognized approximately $54,000 and $162,000 in lease expense for the three and nine-months ended September 30, 2020.

At September 30, 2020 the ROU asset and lease obligation were, $473,389 and $482,887, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2020	36,429
2021	147,539
2022	151,965
2023	156,524
2024	92,884

$585,341

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

At September 30, 2020 the ROU asset and lease obligation were, $168,001 and $170,999, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2020	12,486
2021	50,317
2022	51,827
2023	53,382
2024	40,930

$208,942

NOTE I – LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following carrying values at:

	September 30, 2020	December 31, 2019
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,366	1,099,366
Note 8 – Promissory note	1,352,006	1,210,537
Note 9 – Litigation financing	7,969,137	2,957,097
Note 10 – 37North	960,800	861,485
Note 11 – Payroll Protection Program	370,400	—
Note 12 – Emergency Injury Disaster Loan	149,900	—

	$40,176,610	$34,403,486

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three months ended September 30, 2020 and 2019 interest expense in the amount of $144,455 and $144,455, respectively, was recorded. For the nine months ended September 30, 2020 and 2019 interest expense in the amount of $430,225 and $428,665, respectively, was recorded. The outstanding interest-bearing balance of these Notes was $2.8 million at September 30, 2020 and December 31, 2019, respectively.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco to set a new maturity date. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of September 30, 2020 and December 31, 2019 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three months ended September 30, 2020 and 2019 interest expense in the amount of $67,454 and $67,454, respectively, was recorded. For the nine months ended September 30, 2020 and 2019, interest expense in the amount of $200,896 and $200,165, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at September 30, 2020 and December 31, 2019. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three months ended September 30, 2020 and 2019, interest expense in the amount of $297,424 and $297,424, respectively, was recorded. For the nine months ended September 30, 2020 and 2019, interest expense in the amount of $885,806 and $882,575, respectively, was recorded.

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

The Warrant’s fair value was calculated using Black-Scholes-Merton (“BSM”) pricing model. The aggregate fair value of the Warrant totaled $303,712. Since the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712 For the three months ended September 30, 2020 and 2019 interest expense in the amount of $25,205 and $25,205, respectively, was recorded. For the nine months ended September 30, 2020 and 2019 interest expense in the amount of $75,067 and $74,795, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at September 30, 2020 and December 31, 2019 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at September 30, 2020 and December 31, 2019 was $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three months ended September 30, 2020 and 2019, interest expense in the amount of $88,219 and $88,219, respectively, was recorded. For the nine months ended September 30, 2020 and 2019, interest expense in the amount of $262,739 and $261,781, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At September 30, 2020 and December 31, 2019, the outstanding principal balance, including the Epsilon assignment, was $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three months ended September 30, 2020 and 2019, interest expense in the amount of $127,287 and $127,287, respectively, was recorded. For the nine-months ended September 30, 2020 and 2019, interest expense in the amount of $379,094 and $377,712, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at September 30, 2020 and December 31, 2019. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three months ended September 30, 2020 and 2019, interest expense in the amount of $34,827 and $31,483, respectively, was recorded. For the nine-months ended September 30, 2020 and 2019, interest expense in the amount of $102,621 and $91,182, respectively, was recorded.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at September 30, 2020 and December 31, 2019. For the three months ended September 30, 2020 and 2019, interest expense in the amount of $24,782 and $22,877, respectively, was recorded. For the nine months ended September 30, 2020 and 2019, interest expense in the amount of $72,366 and $66,569, respectively, was recorded.

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

We evaluated the amendment’s impact on the accounting for the Note in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. The modification had a cash flow effect on a present value basis of less than 10%. However, the reduction in the conversion price resulted in a change in the fair value of the embedded conversion option that was more than 10% of the carrying value of the Note immediately prior to the modification. Because the amendment resulted in a substantial modification, extinguishment accounting was required, and we recorded a loss on the extinguishment of debt of $290,024. The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024. The premium of $290,024 was being amortized over the remaining life of the debt. The warrant modification was treated as an inducement to extend the debt therefore the fair value of the warrants of $868,878 was a period expense and charged to interest expense with an offset to equity.

Term Extension (August 14, 2020)

On August 14, 2020, we entered into a Third Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (the “Third Amendment”) with the Lenders. Certain terms and provisions of the Notes were modified, and we issued a new warrant to purchase common stock to each of the Lenders as consideration for them entering into the Third Amendment. The warrants have an exercise price of $4.67 and are exercisable any time until August 14, 2023. Material terms and provisions that were amended or otherwise modified are as follows:

•	the maturity date of the Notes was extended by one year, to July 12, 2021 and

•	the conversion rate of the Notes was modified to $4.67.

As of August 14, 2020, the aggregate amount of indebtedness outstanding under the Notes was $1,232,846. As amended by the Third Amendment, the Notes are convertible into an aggregate of 263,993 shares of our common stock, and the new Warrants are exercisable to purchase an aggregate of 131,996 shares of our common stock for $4.67 per share.

The modification of the Notes and the issuance of the warrants, were evaluated under ASC 470-50-40, “Debt Modification and Extinguishments.” By applying the guidance, the Notes were determined to be substantially different and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on extinguishment of approximately $777,500, which included the fair value of the warrants given as consideration for the modification. The premium of $358,497 is being amortized over the remaining life of the debt. The related amortization for the three and nine-months ended September 30, 2020 was $78,050 and $217,028, respectively.

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

As of September 30, 2020, the Funder had provided us with $2.0 million of the Arbitration Support Funds, and we incurred $200,000 in related fees which were treated as an additional advance. Upon each funding, the proceeds are allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $1,063,811 which is being amortized over the expected remaining term of the agreement using the effective interest method which is charged to interest expense. For the three months ended September 30, 2020 and 2019, interest expense in the amount of $1,052,726 and $67,998, respectively, was recorded. For the nine months ended September 30, 2020 and 2019, interest expense in the amount of $2,399,154 and $88,747, respectively, was recorded. For the three and nine months ended September 30, 2020, we recorded $59,849 and $100,402 of interest expense from the amortization of the debt discount, respectively. The September 30, 2020 carrying value is net of unamortized debt fees of $165,957 as well as the net unamortized debt discount of $946,693 associated with the fair value of the warrants. The total face value of this obligation at September 30, 2020 and December 31, 2019 was $9,081,787 and $2,957,097, respectively.

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

Note 10 – 37North

On December 6, 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with 37North Capital SPV 11, LLC (the “Investor”) pursuant to which the Investor agreed to lend, in one or more transactions (each, a “Loan”), up to an aggregate of $2.0 million to us, subject to the terms and conditions of the Purchase Agreement. On December 10, 2019, the Investor made a Loan to us in the amount of $539,000 pursuant to the Purchase Agreement. An additional Loan of $490,000 was made in the first quarter of 2020. Each Loan is evidenced by a separate convertible promissory note (each, a “Note”). Unless otherwise converted as described below, the entire outstanding amount of all Loans was originally due and payable on June 6, 2020 but the maturity date was subsequently extended to November 6, 2020 (the “Maturity Date”).

At any time and from time to time until the three-month anniversary of the Maturity Date, all or any portion of the outstanding amount of each Note may, at the Investor’s election, be converted into shares of our common stock, par value $0.0001 per share (“Conversion Shares”). The number of Conversion Shares to be issued upon any conversion shall be equal to the quotient obtained by dividing the Applicable Conversion Amount (as defined below) by the Applicable Conversion Rate (as defined below). As defined in the Purchase Agreement, the “Applicable Conversion Amount” means, on the date of determination and with respect to each Note, (a) for the period beginning on the date of issuance and ending on the day immediately preceding the Maturity Date, an amount equal to 100.0% of the amount of the Loan evidenced by such Note then outstanding; (b) on the Maturity Date, 136.0% of the amount of the Loan evidenced by such Note then outstanding (such amount, the “Enhanced Conversion Amount”); (c) for the period beginning on the day immediately following the Maturity Date and for a period of three months thereafter (such three-month period, the “Accrual Period”), an amount equal to (i) the Enhanced Conversion Amount then outstanding plus (ii) an additional amount equal to 3.0% per month (prorated for any period of less than a full month) accrued on the amount described in clause (i); and (d) on any date after the Accrual Period, the amount then outstanding after giving effect to the accrual described in clause (c) during the Accrual Period (it being understood that no additional amount shall accrue after the expiration of the Accrual Period); and “Applicable Conversion Rate” means (x) with respect to any conversion on or prior to the Maturity Date, $5.00, and (y) with respect to any conversion after the Maturity Date, the lower of (i) $5.00 and (ii) 80.0% of the ten-day volume-weighted average price of Odyssey’s common stock. Notwithstanding anything in the Purchase Agreement to the contrary, we are prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of (A) the number of shares of our common stock outstanding immediately after giving effect to such issuances or (B) the total voting power of our securities outstanding immediately after giving effect to such issuances that are entitled to vote on a matter being voted on by holders of our common stock. On May 6, 2020, Odyssey and the Investor agreed to amend the Purchase Agreement to additionally provide that, notwithstanding anything in the Purchase Agreement to the contrary, Odyssey is prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of the number of shares of Common Stock outstanding as of December 6, 2019. The maturity date was also extended to November 6, 2020. During July 2020, the lender converted $0.1 million of debt into 30,000 shares of our common stock at conversion rate of $3.71 per share. During September 2020, the lender converted an additional $0.4 million of debt into 82,338 shares of our common stock at a conversion rate of $4.86 per share.

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

Because the Notes are carried in their entirety at fair value, the value of the compound embedded conversion feature is embodied in that fair value. The Company estimates the fair value of the hybrid instrument based on a probability weighted analysis which considers the present value of the cash flows using a credit risk adjusted rate enhanced by the redemption feature and the value of the conversion option valued using a Monte Carlo model. This method was considered by management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instrument at September 30, 2020 included, (i) present value of future cash flows using a credit risk adjusted rate of 18%, (ii) remaining term of approximately 1.2 months, (iii) volatility of 87%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the lesser of $5.00 or 80% of the 10 day VWAP. Material changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

The fair value of the hybrid instrument was $861,485 as of December 31, 2019. The fair value of all the outstanding hybrid instruments were revalued at $960,800 as of September 30, 2020, resulting from additional proceeds of $490,000, conversions resulting in a reduction in fair value of $1,066,219, and a change in the fair value of the derivative liability of $250,319 for the three-months ended September 30, 2020 and $675,534 for the nine-months ended September 30, 2020.

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

The Loan, which is evidenced by promissory note issued by us (the “Promissory Note”), has a two-year term, matures on April 16, 2022, and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Odyssey may prepay the principal of the Loan at any time without incurring any prepayment charges. For the three and nine months ended September 30, 2020 and 2019, we recorded interest expense in the amount of $936 and $1,708, respectively.

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

On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from sale, after offering expenses of $0.3 million, were $11.3 million. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase up to 0.6 shares of common stock. The purchase price for each unit was $4.543. The warrants have an exercise price of $4.75 per share of common stock and are exercisable at any time during the three-year period commencing six months after issuance.

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

Warrants

In conjunction with the Note and Warrant Purchase Agreement related to Note 8 – Operating loan 2018 in NOTE I, we originally issued warrants to purchase an aggregate of 65,625 shares of common stock in connection with the notes that were issued. These warrants had an expiration date of July 21, 2021. These warrants had an exercise price of $12.00 and were exercisable to purchase 65,625 shares of our common stock. On July 8, 2019 we entered into a Second Amendment to Note and Warrant Purchase Agreement and Warrant Modification Agreement. As a result, the lenders now hold warrants to purchase an aggregate of 196,135 shares of our common stock at an exercise price of $5.756 per share. These warrants are exercisable at any time until July 12, 2024. On August 14, 2020, this loan was modified and extended to July 12, 2021. In conjunction with the extension, the lenders received warrants to purchase an aggregate of 131,996 shares of our common stock at 4.67 per share of common. These warrants expire on August 14, 2023.

Included in the Restated Agreement as described in NOTE I, Note 9 – Litigation financing, during the nine-months ended September 30, 2019, we issued a warrant allowing the lender to purchase up to 551,378 shares of our common stock at $3.99. The warrant is contingently exercisable and will become exercisable on the date on which the we cease the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claims or the date on which Proceeds are deposited into the Escrow Account. The warrant has a five-year life that commences on the date it becomes exercisable.

In conjunction with our sale of shares common stock and warrants on August 21, 2020 as described above in Note J, we issued warrants to purchase up to 1,901,989 shares of our common stock. The warrants have an exercise price of $4.75 per share and are exercisable at any time during the three-year period commencing six months after issuance.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three-month period ended September 30, 2020 and 2019, was $105,162 and $4,600, respectively. The share-based compensation charged against income for the nine-month period ended September 30, 2020 and 2019, was $315,486 and $751,996, respectively.

We did not grant stock options to employees or outside directors in the three-months ended September 30, 2020 or 2019. If options were granted, their values would be determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.

The Black-Scholes-Merton option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. Our options do not have the characteristics of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of our options.

NOTE K – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

NOTE L – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	September 30, 2020	December 31, 2019
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$3,818,750	$3,818,750

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

We have numerous marine projects in various stages of development around the world for ourselves and on behalf of clients. In order to protect the targets of our planned survey, environmental, and/or geological operations, we may defer disclosing specific information relating to our projects until we have located mineral deposits or other potentially valuable sources of interest and determined a course of action to protect our property rights and those of our clients. With respect to mineral deposits, SEC Industry Guide 7 outlines the Commission’s basic mining disclosure policy and what information may be disclosed in public filings. If work is conducted on behalf of a client, release of information may be limited by the client.

Subsea Mineral Mining Exploration Projects

Oceanica Resources, S. de R.L.

In February 2013, we disclosed Odyssey’s ownership interest, through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”), in Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”), and Exploraciones Oceanicas, S. De R.L. De C.V. (“ExO”), a subsidiary of Oceanica. ExO is in the business of mineral exploration and controls exclusive permits in an area in Mexican waters that contain a large amount of phosphate mineralized material. Phosphate is a key ingredient of fertilizers. In March 2014, Odyssey completed a first NI 43-101 compliant report on the deposit and periodically updates this report. This deposit is currently our main mineral project, and success of this project is important to Odyssey’s future. Odyssey believes that this deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a dredging operation) and that the product will be attractive to Mexican and other world producers of fertilizers.

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

At a hearing on April 24, 2019, the TFJA advised ExO that in light of a procedural issue arising under Mexican law, its current application would have to be resubmitted to the court in a different form. The TFJA issued a formal order on June 17, 2019, which allowed ExO to file an alternative administrative action. In August 2019, ExO submitted this filing seeking to annul SEMARNAT’s decision of October 12, 2018. On August 3, 2020, ExO filed expert testimony with the TFJA supporting the argument to annul SEMARNAT’s 2018 denial. The case is on-going in the Mexican judicial system.

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

The Arbitral Tribunal, consisting of three international arbitrators well-versed in international investment treaties, has been constituted. Procedural Order No. 1, which includes a filing deadline in the first half of the third quarter 2020 for Odyssey’s Memorial, has been issued by the Tribunal. On September 4, 2020, the First Memorial was filed with the Tribunal. The Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal.

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

Odyssey is currently planning offshore operations in the licensed area during 2021 contingent on the ability to execute operations safely and to standard in light of current travel and operational issues worldwide. These operations are expected to include sampling (rock and sediment), water sampling, biological sampling and other environmental data acquisition to aid in the production of a resource estimate, environmental impact assessment and eventual mining plan. In the third quarter of 2020, Bismarck filed for renewal of its exploration license which is expected to be granted in the first quarter of 2021, extending its rights for an additional two years.

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

Three-months ended September 30, 2020, compared to three-months ended September 30, 2019

Increase/(Decrease)			2020 vs. 2019
(Dollars in millions)	2020	2019	$	%
Total revenues	$0.2	$0.8	$(0.6)	72%

Marketing, general and administrative	0.0	2.1	(2.1)	99%
Operations and research	4.9	2.1	2.7	129%

Total operating expenses	$4.9	$4.2	$0.7	16%

Other income (expense)	$(2.9)	$(2.4)	$0.5	22%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$2.1	$1.6	$0.5	32%

Net income (loss)	$(5.4)	$(4.2)	$1.2	29%

Revenue

Revenue is primarily generated through the sale of technical and marine services either through expedition charters or for the services from our crew and equipment that are on a fee or cost-plus basis.

Total revenue in the current quarter was $0.2 million, a $0.6 million decrease compared to the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. One company we provided these services to is a deep-sea mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D) which we consider a related party. The primary reason for this reduction was that the long-term project we were engaged on the last two years reached its life expectancy during this quarter.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expense decreased $2.1 million to $0.0 million for the three-month period ended September 30, 2020 compared to $2.1 million from the same period in the prior year. The key items contributing to this $2.1 million reduction was a decrease of $1.3 million in employee incentives and compensation related. The $1.3 million decrease was primarily due to the reduction of the discretionary incentive reserve resulting from management’s decision to not pay discretionary incentives until appropriate. A $0.6 million reduction in non-cash share-based compensation and a reduction of $0.2 million of professional corporate services accounted for the remaining decrease.

Operations and research expenses are primarily focused around deep-sea mineral exploration which include minerals research, scientific services, marine operations and project management. Operations and research expenses increased by $2.7 million from 2019 to 2020 primarily as a result of the following items: (i) a $2.7 million increase in financed litigation costs directly associated with our NAFTA litigation pursuit, (ii) a $0.3 million decrease in our marine services project contract labor and (iii) a $0.1 million savings in operational overhead reductions.

Other Income and Expense

Other income and expense generally consists of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense was $2.9 and $2.4 million in net expenses for 2020 and 2019, respectively, resulting in a net expense increase of $0.5 million. This variance was primarily attributable to a decrease in interest expense of $0.2 million due to the reduction of debt accretion in 2020 from 2019, a $0.5 million incremental expense due to the fair value accounting of our hybrid debt instrument (NOTE I) and a $0.2 million debt extinguishment accounting loss as noted in NOTE I.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2020 or 2019.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the third quarter of 2020 was $2.1 million as compared to $1.6 million in the third quarter of 2019. The $0.5 million increase was primarily due to the compounding of interest on intercompany debt as well as NAFTA litigation costs linked to the minority interests in Oceanica.

Nine-months ended September 30, 2020, compared to nine-months ended September 30, 2019

Increase/(Decrease)			2020 vs. 2019
(Dollars in millions)	2020	2019	$	%
Total revenues	$1.7	$2.3	$(0.6)	25

Marketing, general and administrative	2.7	5.0	(2.3)	46%
Operations and research	10.6	5.5	5.1	92%

Total operating expenses	$13.3	$10.5	$2.8	27%

Other income (expense)	$(6.2)	$(3.8)	$2.4	63%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$5.3	$3.8	$1.5	40%

Net income (loss)	$(12.4)	$(8.2)	$4.3	52%

Revenue

Total revenue in the nine-month period ended September 30, 2020 was $1.7 million, a $0.6 million decrease compared to the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. One company we provided these services to is a deep-sea mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D) which we consider a related party. The primary reason for this reduction was that the long-term project we were engaged on the last two years reached its life expectancy during this period.

Operating Expenses

Marketing, general and administrative expense decreased $2.3 million to $2.7 million for the nine-month period ended September 30, 2020 compared to $5.0 million from the same period in the prior year. The key items contributing to this $2.3 million decrease was a non-cash decrease of share-based compensation of $0.4 million and a reduction of $1.6 in employee incentives and compensation related. The $1.6 million reduction was primarily due to the reduction of the discretionary incentive reserve resulting from management’s decision to not pay discretionary incentives until appropriate. We also had a $0.3 million reduction in professional corporate services which includes a reduction of maritime legal services associated with the HMS Victory as well as fees related to legal and audit.

Operations and research expenses increased by $5.1 million from 2019 to 2020 primarily as a result of the following items: (i) a $5.6 million increase in financed professional fees, legal fees, and other expenses directly associated with our NAFTA litigation pursuit, (ii) a $0.7 million decrease in marine services operating technical contract costs, (iii) a $0.3 million increase in our concession permit fees for our Mexican subsidiary and (iv) a $0.1 million decrease in our general operational overhead which includes items such as travel related and rent.

Other Income and Expense

Other income and expense was $6.2 and $3.8 million in net expenses for 2020 and 2019, respectively, resulting in a net expense increase of $2.4 million. This variance was primarily attributable to an increase in interest expense of $2.1 million primarily from our litigation financing agreement (NOTE I), a reduction in debt discount accretion in the amount of $0.8 million, a $0.7 million incremental expense due to the fair value accounting of our hybrid debt instrument (NOTE I), the prior year included an expense of $0.9 million related to the fair value accounting for a warrant inducement related to debt refinancing, a $0.5 million current year expense related to debt extinguishment accounting related to a loan extension, and $0.8 million of other income in 2019 attributable to the write down of deferred revenue that was caused by the 2019 cancelation of the HMS Sussex contract.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2020 or 2019.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the nine-months ended September 30, 2020 was $5.3 million as compared to $3.8 million for the same period 2019. The $1.5 million increase was primarily due to the compounding of interest on intercompany debt as well as NAFTA litigation costs linked to the minority interests in Oceanica.

Liquidity and Capital Resources

	Nine-Months Ended
(In thousands)	September 30, 2020	September 30, 2019
Summary of Cash Flows:
Net cash used by operating activities	$(5,521)	$(3,652)
Net cash (used) provided by investing activities	—	(15)
Net cash provided by financing activities	14,415	1,184

Net (decrease) increase in cash and cash equivalents	$8,894	$(2,483)
Beginning cash and cash equivalents	213	2,787

Ending cash and cash equivalents	$9,107	$304

Discussion of Cash Flows

Net cash used by operating activities for the first nine months of 2020 was $5.5 million. This represents a $1.8 million increase in use of funds when compared to the use of $3.7 million in the same period of 2019. The net cash used by operating activities reflected a net loss before non-controlling interest of $17.4 million offset in part by non-cash items of $1.2 million which primarily includes loss on debt extinguishment of $0.8 million, investment in unconsolidated entity of $0.7 million, the fair-value of hybrid-debt accounting of $0.7 million and other which includes items such as depreciation and debt discount accretion for $0.8 million. Other operating activities resulted in an increase in working capital of $4.2 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2020 comprised the $4.2 million.

Cash flows used by investing activities for the first nine months of 2020 were zero compared to $0.02 million used in the same period in 2019.

Cash flows provided by financing activities for the first nine months of 2020 were $14.4 million which represented a $13.2 million increase over the same period in 2019 of $1.2 million which was a use of funds. The current period $14.4 million was comprised of funds received from our NAFTA litigation financing and funds received from the 37 North agreement (NOTE I). We also participated and received funds from the Small Business Administration (SBA) programs for the Payroll Protection Program (PPP) and the Emergency Injury Disaster Loan (EIDL) (NOTE I). These debt proceeds of $3.5 million were offset by $0.3 million of repayments of financed obligations. In August 2020 we sold 2.5 million of our common shares for net-proceeds of $11.3 million (see NOTE J).

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2020, we had cash and cash equivalents of $9.1 million, an increase of $8.9 million from the December 31, 2019 balance of $0.2 million. The operating cash used of $5.5 million was supported by debt proceeds from 37North, the NAFTA litigation financing and the SBA’s programs for the PPP and EIDL as well as the August 21, 2020 capital raise of $11.3 million noted below. The $5.5 million of cash used is partially offset by non-cash items totaling $1.2 million which include share-based compensation and the results of the hybrid-debt agreement fair value accounting.

Financial debt of the company, excluding any derivative, hybrid-debt fair value accounting or beneficial conversion feature components of such, was $39.0 million at September 30, 2020 and $40.9 million at December 31, 2019.

On August 21, 2020, we sold in the aggregate 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from sale, after offering expenses of $0.3 million, were $11.3 million (See NOTE J).

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at September 30, 2020 was $14.75 million.

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

The warrants fair values were calculated using the Black-Scholes-Merton pricing model. The aggregate fair value of the warrants totaled $303,712. Since the warrants were issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million loan agreement, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at September 30, 2020 is $1.0 million.

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

Promissory Note

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which was May 3, 2019. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at September 30, 2020 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended.

Promissory Note

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA whereas MINOSA will loan Enterprises up to $3.0 million. During 2018, this debt was fully funded and Epsilon assigned $2.0 million of its debt to MINOSA. At September 30, 2020, the outstanding principal balance, including the Epsilon assignment, is $5.1 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017 MINOSA, transferred this debt to its parent company.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at September 30, 2020 and December 31, 2019.

Term Extension (July 8, 2019)

On July 8, 2019, we entered into a Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (the “Second Amendment”) with the lenders pursuant to which certain terms and provisions of the Notes and Warrants were amended or otherwise modified. The material terms and provisions that were amended or otherwise modified are as follows:

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

The extinguishment accounting resulted in a fair value reacquisition price of this debt of $1,340,024 with a premium of $290,024 which was being amortized over the remaining life of the debt.

Term Extension (August 14, 2020)

On August 14, 2020, we entered into a Third Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (the “Third Amendment”) with the Lenders pursuant to which certain terms and provisions of the Notes modified and we issued a new warrant to purchase common stock to each of the Lenders as consideration for them entering into the Third Amendment. The warrants have an exercise price of $4.67 and are exercisable any time until August 14, 2023. The material terms and provisions that were amended or otherwise modified are as follows:

•	the maturity date of the Notes was extended by one year, to July 12, 2021 and

•	the conversion rate of the Notes was modified to $4.67.

As of August 14, 2020, the aggregate amount of indebtedness outstanding under the Notes was $1,232,846. As amended by the Third Amendment, the Notes are convertible into an aggregate of 263,993 shares of our common stock and the new Warrants are exercisable to purchase an aggregate of 131,996 shares of our common stock for $4.67.

The modification of the Notes and the issuance of the warrants, were evaluated under ASC 470-50-40, “Debt Modification and Extinguishments.” By applying the guidance, the Notes were determined to be substantially different and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on extinguishment of approximately $777,500, which included the fair value of the warrants given as consideration for the modification. The premium of $358,497 is being amortized over the remaining life of the debt. The related amortization for the three and nine-months ended September 30, 2020 was $78,050 and $217,028, respectively.

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

As of September 30, 2020, the Funder provided us with $2.0 million in Arbitration Support Funds and we incurred $200,000 in related fees which were treated as an advance. Upon each funding, the proceeds are allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $1,063,811 which is being amortized over the expected remaining term of the agreement using the effective interest method which is charged to interest expense. The total face value of this obligation at September 30, 2020 and December 31, 2019 was $9,081,787 and $2,957,097, respectively.

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

At any time and from time to time until the three-month anniversary of the Maturity Date, all or any portion of the outstanding amount of each Note may, at the Investor’s election, be converted into shares of our common stock, par value $0.0001 per share (“Conversion Shares”). The number of Conversion Shares to be issued upon any conversion shall be equal to the quotient obtained by dividing the Applicable Conversion Amount (as defined below) by the Applicable Conversion Rate (as defined below). As defined in the Purchase Agreement, the “Applicable Conversion Amount” means, on the date of determination and with respect to each Note, (a) for the period beginning on the date of issuance and ending on the day immediately preceding the Maturity Date, an amount equal to 100.0% of the amount of the Loan evidenced by such Note then outstanding; (b) on the Maturity Date, 136.0% of the amount of the Loan evidenced by such Note then outstanding (such amount, the “Enhanced Conversion Amount”); (c) for the period beginning on the day immediately following the Maturity Date and for a period of three months thereafter (such three-month period, the “Accrual Period”), an amount equal to (i) the Enhanced Conversion Amount then outstanding plus (ii) an additional amount equal to 3.0% per month (prorated for any period of less than a full month) accrued on the amount described in clause (i); and (d) on any date after the Accrual Period, the amount then outstanding after giving effect to the accrual described in clause (c) during the Accrual Period (it being understood that no additional amount shall accrue after the expiration of the Accrual Period); and “Applicable Conversion Rate” means (x) with respect to any conversion on or prior to the Maturity Date, $5.00, and (y) with respect to any conversion after the Maturity Date, the lower of (i) $5.00 and (ii) 80.0% of the ten-day volume-weighted average price of Odyssey’s common stock. Notwithstanding anything in the Purchase Agreement to the contrary, we are prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of (A) the number of shares of our common stock outstanding immediately after giving effect to such issuances or (B) the total voting power of our securities outstanding immediately after giving effect to such issuances that are entitled to vote on a matter being voted on by holders of our common stock. On May 6, 2020, Odyssey and the Investor agreed to amend the Purchase Agreement to additionally provide that, notwithstanding anything in the Purchase Agreement to the contrary, Odyssey is prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of the number of shares of Common Stock outstanding as of December 6, 2019. The maturity date was also extended to November 6, 2021. During July 2020, the lender converted $0.1 million of debt into 30,000 shares of our common stock at conversion rate of $3.71 per share. During September 2020, the lender converted $.4 million of the debt into 82,338 shares of our common stock at a conversion rate of $4.858 per share.

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

Because the Notes are carried in their entirety at fair value, the value of the compound embedded conversion feature is embodied in that fair value. The Company estimates the fair value of the hybrid instrument based on a probability weighted analysis which considers the present value of the cash flows using a credit risk adjusted rate enhanced by the redemption feature and the value of the conversion option valued using a Monte Carlo model. This method was considered by management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instrument at September 30, 2020 included, (i) present value of future cash flows using a credit risk adjusted rate of 18%, (ii) remaining term of approximately 1.2 months, (iii) volatility of 87%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the lesser of $5.00 or 80% of the 10 day VWAP. Material changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

The fair value of the hybrid instrument was $861,485 as of December 31, 2019. The fair value of all the outstanding hybrid instruments were revalued at $960,800 as of September 30, 2020, resulting from additional proceeds of $490,000, conversions resulting in a reduction in fair value of $1,066,220, and a change in the fair value of the derivative liability of $250,319 for the three-months ended September 30, 2020 and $675,534 for the nine-months ended September 30, 2020.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, and completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015.

Our 2020 business plan required us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold in the aggregate 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.2 million (See NOTE J). These proceeds, coupled with the anticipated cash inflows are expected to provide operating funds through early 2022.

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

Our consolidated non-restricted cash balance at September 30, 2020 was $9.1 million. We have a working capital deficit at September 30, 2020 of $48.8 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $14.0 million at September 30, 2020, which includes cash of $9.1 million, and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 16, 2020	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)