Form 10-K
period 2020-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2021-03-31
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 8.9 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2020, was approximately $40.8 million. As of March 8, 2021, the Registrant had 12,591,084 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 14, 2021.

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

ITEM 1. BUSINESS

Overview

Odyssey Marine Exploration, Inc. discovers, validates and develops high value seafloor resources in an environmentally responsible manner, providing access to critical resources that can transform societies and economies for generations to come.

The company has a diversified mineral portfolio that includes projects controlled by us and other projects in which we are a minority owner and service provider. In addition, our team is continually working to add new projects to the portfolio by identifying potential new assets through a proprietary Global Prospectivity Program leading to the acquisition of appropriate rights.

Our development focus is on projects that can meet stringent standards for environmental responsibility and sustainability while unlocking benefits for the host country. Environmental protection remains at the forefront of the strategic and tactical decision-making processes in all our work.

Each project in the portfolio is advanced along a defined development path, decreasing risk and increasing value along the way. These steps may include, but are not limited to, verification and quantification of the mineral asset, collection of baseline environmental data essential for environmental permitting, environmental impact studies and reports, design and verification of extraction systems and definition and verification of commercial programs. Odyssey may elect to sell equity in individual projects to fund continued advancement of the project.

For nearly 30 years, we have been deploying cutting-edge ocean technology and processes at depths up to 6,000 meters, under the direction of some of the industry’s most skilled and successful ocean exploration professionals, scientists, and environmental specialists.

Importance of Seabed Mineral Exploration

There is growing global demand for critical mineral resources to power the green economy, feed the world’s growing population and provide vital infrastructure. Land based deposits of cobalt, manganese, rare earth minerals, phosphorite, gold, silver, copper and zinc are being depleted.

As the worldwide population continues to grow, it is necessary to explore additional and alternative sources of these much-needed materials.

Subsea mineral deposits can provide these critical resources with less social and environmental impact. We have the expertise and technology to find and access these deposits and to prepare the project for extraction in an economically feasible and environmentally sensitive way.

Benefits of Ocean Mineral Resource Development

Some of the benefits of mineral resource development include:

•

Infrastructure Expense: No site-specific infrastructure and generally low capital expenditures – ship-based extraction systems provide the ability to redeploy, repurpose or increase equipment productivity through cost/tonne or ship charter financing options.

•	Overburden: Little overburden to be removed in most proposed ocean mining projects which contributes to operational efficiencies.

•	Flexibility: Extraction ships can move to different types of deposits/minerals to suit market conditions without infrastructure loss at minimal costs.

•	Social Displacement: No people are displaced, no disruption of society or property.

•

Environmental Impact: Ocean mining can be done responsibly with limited biological impact and a manageable carbon footprint. No forested lands will be impacted, and freshwater systems are not affected. Ocean dredging, aggregate and diamond mining have been carried out for many years in shallow waters around the world and with appropriate mitigation programs have posed minimal adverse impact to marine ecosystems.

•	Shipping logistics are efficient as ore and materials are extracted and moved directly to bulk carriers, lowering the number of steps in the delivery process thus reducing costs.

Considering the benefits of subsea mineral resource extraction, we are convinced that in the future, deep-sea mining will be the best practice for responsible provision of critical resources required worldwide. Odyssey is taking the lead in preparing for this future through the validation and development of environmentally and socially responsible seafloor mineral projects.

Mineral and Offshore Services

We provide specialized mineral exploration, project development and marine services to clients (subsidiary companies, other companies and/or governments). As our business is focused on the development of a diversified portfolio of subsea resources, we may elect to receive equity for the provision of our services on select mineral projects. We have an extensive history conducting deep-ocean projects down to 6,000 meters in depth including deep-ocean resource explorations, ship and airplane wreck explorations, archaeological recovery and conservation and insurance documentation and apply this experience and expertise to advance our project portfolio.

Operational Projects and Status

We focus on projects that can meet stringent standards for environmental responsibility while unlocking benefits for the host community and country.

Our subsea project portfolio contains multiple projects in various stages of development throughout the world and across different mineral resources. We are regularly adding new projects through the development of new deposits, acquisition of mineral rights/deposits and through a leveraged contracting model, which allows the company to earn equity in deep-sea mineral projects.

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

ExO Phosphate Project:

The “Exploraciones Oceanicas” Phosphate Project is a rich deposit of phosphate sands located 70-90 meters deep within Mexico’s Exclusive Economic Zone. This deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a dredging operation) and that the product will be attractive to Mexican and other world producers of fertilizers and can provide important benefits to Mexico’s agricultural development.

The deposit lies within an exclusive mining concession licensed to the Mexican company Exploraciones Oceánicas S. de R.L. de CV (ExO). Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) owns 99.99% of ExO and Odyssey owns 56.29% of Oceanica through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”).

In 2012, ExO was granted a 50-year mining license by Mexico (extendable for another 50 years at ExO’s option) for the deposit that lies 25-40 km offshore in Baja California Sur. An NI 43-101 compliant report was completed on the deposit in 2014 and has been periodically updated.

The company spent more than three years preparing an environmentally sustainable development plan with the assistance of experts in marine dredging and leading environmental scientists from around the world. Key features of the environmental plan included:

•	No chemicals would be used in the dredging process or released into the sea.

•

A specialized return down pipe that exceeds international best practices to manage the return of dredged sands close to the seabed, limiting plume or impact to the water column and marine ecosystem (including primary production).

•	The seabed would be restored after dredging in such a way as to promote rapid regeneration of seabed organisms in dredged areas.

•	Ecotoxicology tests demonstrated that the dredging and return of sediment to the seabed would not have toxic effects on organisms.

•

Sound propagation studies concluded that noise levels generated during dredging would be similar to whale-watching vessels, merchant ships and fisherman’s ships that already regularly transit this area, proving the system is not a threat to marine mammals.

•	Dredging limited to less than one square kilometer each year, which means the project would operate in only a tiny proportion of the concession area each year.

•

Proven turtle protection measures were incorporated even though the deposit and the dredging activity are much deeper and colder than where turtles feed and live, making material harm to the species unfeasible.

•	There will be no material impact on local fisheries as fishermen have historically avoided the water column directly above the deposit due to the naturally low occurrence of fish there.

•	The project would not be visible from the shoreline and would not impact tourism or coastal activities.

•	Precautionary mitigation measures were incorporated into the development plan in line with best-practice global operational standards.

•

The technology proposed to recover the phosphate sands has been safely used in Mexican waters for over 20 years on more than 200 projects by ExO’s operating partner, illustrating the hypocrisy of the denial of the environmental permit for the project, especially when one considers that Mexico approved much higher impact dredging projects in areas that its own environmental agency deemed “environmentally sensitive areas” during this same time period.

Notwithstanding the factors stated above, in April 2016 the Mexican Ministry of the Environment and Natural Resources (SEMARNAT) unlawfully rejected the permission to move forward with the project.

ExO challenged the decision in Mexican Federal court and in March 2018, the Tribunal Federal de Justicia Administrativa (TFJA), an 11-judge panel, ruled unanimously that SEMARNAT denied the application in violation of Mexican law and ordered the agency to re-take their decision. Just prior to the change in administration later in 2018, SEMARNAT denied the permit a second time in defiance of the court. ExO is once again challenging the unlawful decision of the Peña Nieto administration before the TFJA.

In addition, in April 2019, we filed a NAFTA Claim against Mexico to protect our shareholders’ interests and significant investment in the project.

The claim seeks compensation of over $2 billion on the basis that SEMARNAT’s wrongful repeated denial of authorization has destroyed the value of its investment in the country and is in violation of the following provisions of NAFTA:

•	Article 1102. National Treatment.

•	Article 1105. Minimum Standard of Treatment; and

•	Article 1110. Expropriation and compensation.

The First Memorial in the NAFTA case was filed in September 2020. It is supported by documentary evidence and 20 expert reports and witness statements. In summary, this evidence includes:

•

MERITS: Testimony from independent environmental experts that the environmental impact of ExO’s phosphate project is minimal and readily mitigated by the mitigation measures proposed by ExO. Witnesses also testified that Mexico’s denial of environmental approval by the prior administration was politically motivated and not justified on environmental grounds, and that Mexico granted environmental permits to similar dredging projects in areas that are considered more environmentally sensitive than ExO’s project location.

•	RESOURCE: An independent certified marine geologist testified as to the size and character of the resource.

•	OPERATIONAL VIABILITY: Engineering experts testified that the project uses established dredging and processing technology, and the project’s anticipated CAPEX and OPEX was reasonable.

•

VALUE: A Phosphate market analyst testified that the project’s projected CAPEX and OPEX would make the project one of the lowest cost phosphate rock resources in the world, and damages experts testified the project would be commercially viable and profitable.

A public version of the Notice of Intent, Notice of Arbitration and the First Memorial Filing are available on our website at www.odysseymarine.com.com/nafta.

The NAFTA hearing is scheduled to take place in January 2022 unless settled earlier by the parties.

On June 14, 2019, Odyssey executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020 this agreement was amended and restated, as a result of which the $6.5 million availability increased to $10.0 million (See NOTE H – Litigation Financing). In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. The funder will not have any right of recourse unless the environmental permit is awarded or if proceeds are received.

LIHIR Gold Project:

The exploration license for the Lihir Gold Project covers as subsea area that contains at least five prospective gold exploration targets in two different mineralization types: seamount-related epithermal and modern placer gold. Two subaqueous debris fields within the area are adjacent to the terrestrial Ladolam Gold Mine and are believed to have originated from the same volcanogenic source. The resource lies 500-2,000 meters deep in the Papua New Guinea Exclusive Economic Zone off the coast of Lihir Island, adjacent the location of one of the world’s largest know terrestrial gold deposits.

We own 79.9% of Bismarck Mining Corporation, Ltd, the Papua New Guinea company that holds the exploration license for the project.

Previous exploration expeditions in the license area, including a survey conducted by Odyssey, indicate a polymetallic resource with commercially viable gold content likely exists.

Odyssey is set to execute its Exploration Plan for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. We have met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine operations in the license area. Offshore validation work is being planned for 2021.

A robust Environmental Management Plan and Monitoring Plan is being developed and will be implemented to ensure that environmental decisions are placed at the forefront of the project. Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.

The company is planning environmental surveys and studies accruing to environmental permitting in compliance with Papua New Guinea’s requirements as well as the development of an EIA (Environmental Impact Assessment) that meets the International Seabed Authority (ISA) recommendations. This will define the expected environmental effects of a full-scale extraction operation with the goal of minimizing impacts.

Future mining is dependent on the characterization of any present resources during exploration.

CIC Project:

Odyssey is a member of the CIC Consortium, which is seeking an exploration license in an island nation’s Exclusive Economic Zone. The CIC Consortium was founded and is led by Odyssey co-founder and former CEO, Greg Stemm, and includes Royal Boskalis Westminster NV and Odyssey Marine Exploration.

Through a wholly owned subsidiary, Odyssey Marine Minerals LLC, Odyssey has already earned 16 million shares (representing approximately 12.6% of current outstanding shares of this project) through the provision of services related to resource assessment, project planning, research and project management, and Odyssey has an option to acquire an additional 4 million shares.

Odyssey receives cash and equity for services rendered to this venture, see NOTE G.

Legal and Political Issues

Odyssey works with several leading international maritime lawyers and policy experts to constantly monitor international legal initiatives that might affect our projects.

To the extent that we engage in mineral exploration or marine activities in the territorial, contiguous or exclusive economic zones of countries, we work to comply with verifiable applicable regulations and treaties.

We believe there will be increased interest in the recovery of subsea minerals throughout the oceans of the world. We are uniquely qualified to provide governments and international agencies with knowledge and skills to help manage these resources.

Related to mineral exploration, we evaluate the political climate and specific legal requirements of any areas in which we are working. We may partner with third parties who have unique industry experience in specific geographical areas to assist with navigation of the regulatory landscape.

Competition

We conduct mineral exploration on both shallow and deep-sea terrains. There are several companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining, including Nautilus Minerals (NUS.TO), Neptune Minerals, Deep Green Resources, Inc which recently combined with the Sustainable Opportunities Acquisition Corporation to go public as The Metals Company, and Chatham Rock Phosphate, Ltd. (CRP.NZ) as well as countries that are evaluating options to mine deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted, we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by us or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These companies generally service the oil, gas and telecom industries with survey capabilities. We view these companies as potential strategic partners or services providers for our projects.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2021 are listed below.

Mark D. Gordon (age 60) has served as Chief Executive Officer since October 1, 2014, and was appointed to the Board of Directors in January 2008. Mr. Gordon also served as President from October 2007 to June 2019, when he was appointed Chairman of the Board. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures (1987-2003).

Jay A. Nudi, CPA (age 57) has served as Chief Financial Officer since June 2017, as Principal Accounting Officer since January 2006 and joined Odyssey as Controller in May 2005. Mr. Nudi previously assumed the additional responsibilities of Interim Chief Financial Officer on June 8, 2016 and of Treasurer in May 2010. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003-2004).

John D. Longley, Jr. (age 54) has served as Chief Operating Officer since October 1, 2014. On June 3, 2019, Mr. Longley was appointed President. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006.

Laura L. Barton (age 58) was appointed as Chief Business Officer in March 2021 and was elected to the Board of Directors in June 2019 and has served as Corporate Secretary since June 2015. She formerly served as Vice President and Director of Corporate Communications from November 2007 to June 2012 and Executive Vice President and Director of Communications from 2012 until 2021. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994-2003).

Employees

As of December 31, 2020, we had 14 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.

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

The success of a mineral project is dependent to a substantial degree upon the research and data we or the contracting party have obtained. By its very nature, research and data regarding mineral deposits can be imprecise, incomplete, outdated, and unreliable. For mineral exploration, data is collected based on a sampling technique and available data may not be representative of the entire ore body or tenement area. Prior to conducting off-shore exploration, we typically conduct on-shore research. There is no guarantee that the models and research conducted onshore will be representative of actual results on the seafloor. Offshore exploration typically requires significant expenditures, with no guarantee that the results will be useful or financially rewarding.

Operations may be affected by natural hazards.

Underwater exploration and recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct exploration, sampling or extractions operations during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay operations. Seabed mineral extraction work may be subject to interruptions resulting from storms that adversely affect the extraction operations or the ports of delivery. Project planning considers these risks.

We may be unable to establish our rights to resources or items we discover or recover.

We may discover potentially valuable seabed mineral deposits, but we may be unable to get title to the deposits or get the necessary governmental permits to commercially extract the minerals. Mineral deposits may be in controlled waters where the policies and laws of a certain government may change abruptly, thereby adversely affecting our ability to operate in those zones. We have a process for evaluating this risk in our proprietary Global Prospectivity program.

The market for any objects or minerals we recover is uncertain.

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

Our ability to generate cash inflows is dependent upon our ability to provide mineral exploration and development services to our subsidiaries and other subsea mineral companies or monetize mineral rights. However, we cannot guarantee that the sales and other cash sources will generate sufficient cash inflows to meet our overall cash requirements. If cash inflows are not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. While we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so in the future.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $14.8 million in 2020, $10.4 million in 2019 and $5.2 million in 2018. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

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

Some of our outstanding shares may have been acquired from time to time upon conversion of convertible notes at conversion prices that are lower than the market price of our common stock at the time of conversion. In the past, Odyssey has issued debt obligations that could be converted into common shares at prices below the current market price. Conversion of the notes at conversion prices that are lower than the market price at the time of conversion and the sale of the shares issued upon conversion could have an adverse effect upon the market price of our common stock.

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

Some of our equipment or assets could be seized or we may be forced to sell certain assets.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a defendant in any litigation. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the NASDAQ Capital Market under the symbol OMEX. The following table sets forth the high and low sale prices for our common stock during each quarter presented.

	Price
	High	Low
Quarter Ended
March 31, 2019	$8.42	$3.10
June 30, 2019	$7.56	$3.63
September 30, 2019	$6.20	$3.79
December 31, 2019	$4.26	$3.10
Quarter Ended
March 31, 2020	$4.95	$2.10
June 30, 2020	$5.31	$3.17
September 30, 2020	$8.49	$3.84
December 31, 2020	$8.15	$6.12

Approximate Number of Holders of Common Stock

The number of record holders of our common stock at February 11, 2021 was approximately 150. This does not include approximately 7,300 stockholders that hold their stock in accounts included in street name with broker/dealers.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2020.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2020.

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

	Years Ended December 31,
Dollars in thousands except per share amounts	2020	2019	2018	2017	2016
Results of Operations
Revenue	$2,038	$3,073	$3,276	$1,248	$4,683
Net income (loss)	(14,812)	(10,440)	(5,172)	(7,759)	(6,316)
Earnings (loss) per share – basic	(1.41)	(1.12)	(0.60)	(0.95)	(0.84)
Earnings (loss) per share – diluted	(1.41)	(1.12)	(0.60)	(0.95)	(0.84)
Cash dividends per share	—	—	—	—	—

	Years Ended December 31,
Dollars in thousands except per share amounts	2020	2019	2018	2017	2016
Financial Position
Assets	$11,759	$5,330	$5,473	$2,972	$5,084
Long-term obligations	15,787	7,397	4,644	7,644	8,979
Shareholder’s equity (deficit)	(57,911)	(53,297)	(41,197)	(37,983)	(31,103)

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

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2020, 2019 and 2018, all of which included a twelve-month period ended December 31.

2020 Compared to 2019

Increase/(Decrease)			2020 vs. 2019
(Dollars in millions)	2020	2019	$	%
Total revenue	$2.0	$3.1	$(1.0)	34%

Operations and research	10.9	7.9	3.0	38%
Marketing, general and administrative	3.6	5.5	(1.7)	32%

Total operating expenses	$14.7	$13.4	$1.3	9%

Total other income (expense)	$(8.5)	$(5.2)	$3.3	64%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$6.3	$5.1	$1.2	24%

Net income (loss)	$(14.8)	$(10.4)	$4.4	42%

Revenue

The revenue generated in each period was a result of performing oceanic research, project administration and search and recovery operations for our customers and related parties. Total revenue decreased by $1.0 million in 2020 as compared to 2019. The $1.0 million decrease is comprised of a $1.4 million reduction resulting from the long-term project we were engaged on since 2018 having reached its life expectancy during this period offset in part by an increase of $0.4 million increase in marine exploration services.

Cost and Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expense decreased $1.7 million to $3.6 million in 2020 compared to $5.5 million in 2019. The key items contributing to this $1.7 million decrease was a non-cash decrease of share-based compensation of $0.2 million and a net reduction of $1.2 in employee incentives and employee and director related compensation. The $1.2 million reduction was primarily due to the reduction of the discretionary incentive reserve resulting from management’s decision to not pay discretionary incentives until appropriate. We also had a $0.4 million reduction in professional corporate services which includes a reduction of approximately $0.3 million in maritime legal services associated with the HMS Victory as well as fees related to legal and in our annual audit function. These decreases were offset in part by a $0.1 million increase split between governmental fees and our corporate liability insurance.

Operations and research expenses are primarily focused around deep-sea mineral exploration which includes minerals research, scientific services, marine operations and project management. Operations and research expenses increased by $3.0 million from 2019 to 2020 primarily as a result of the following items: (i) a $4.3 million increase in financed professional fees, legal fees, and other expenses directly associated with our NAFTA litigation pursuit, (ii) a $1.3 million decrease in marine services operating technical labor costs, (iii) a $0.4 million increase in our concession permit fees for our Mexican subsidiary and (iv) a $0.4 million decrease in our general operational overhead which includes items such as travel related, insurances, depreciation and rent.

Other Income or Expense

Other income and expense was $8.5 and $5.2 million in net expenses for 2020 and 2019, respectively, resulting in a net expense increase of $3.3 million. This variance was primarily attributable to an increase in interest expense of $3.5 million primarily from our litigation financing agreement (NOTE H), a reduction in debt discount accretion in the amount of $1.0 million, a $0.4 million incremental expense due to the fair value accounting of our hybrid debt instrument (NOTE H), the prior year included an expense of $0.9 million related to the fair value accounting for a warrant inducement related to debt refinancing, a $0.5 million current year expense related to debt extinguishment accounting related to a loan extension, and $0.8 million of other income in 2019 attributable to the extinguishment of deferred revenue that was caused by the 2019 cancelation of the HMS Sussex contract.

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2020, 2019 or 2018.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary. Except for intercompany transactions that are eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment for 2020 was $6.3 million as compared to $5.1 million for 2019. The administrative support has been ongoing in support of the legal process in obtaining the environmental application for our Mexican subsidiary. This increase was mainly attributable to the compounding debt interest on our Mexican subsidiary’s balance sheet.

Liquidity and Capital Resources

(Dollars in thousands)	2020	2019
Summary of Cash Flows:
Net cash (used) by operating activities	$(9,287)	$(5,444)
Net cash provided by investing activities	—	(16)
Net cash provided by financing activities	15,237	2,876

Net increase (decrease) in cash and cash equivalents	$5,950	$(2,584)

Beginning cash and cash equivalents	213	2,797

Ending cash and cash equivalents	$6,163	$213

Discussion of Cash Flows

Net cash used by operating activities for 2020 was $9.3 million. This represents a $3.8 million increase in use of funds when compared to the use of $5.4 million in the same period of 2019. The net cash used by operating activities reflected a net loss before non-controlling interest of $21.1 million offset in part by non-cash items of $1.0 million which primarily includes loss on debt extinguishment of $0.8 million, investment in unconsolidated entity of $0.9 million, the fair-value of hybrid-debt accounting of $0.7 million and other which includes items such as depreciation and debt discount accretion for $0.4 million. Other operating activities resulted in an increase in working capital of $2.4 million compared to 2019. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2020 comprised the $2.4 million. The December 31, 2020 accounts payable balance of $4.1 million is comprised of: 1) $3.3 million which pertains to four accounts. These accounts are not related to current operations and are not expected to be settled with cash, 2) $0.5 million for our NAFTA litigation and will be funded from our litigation financing facility and 3) $0.3 million of standard operating payables that will be settled in the normal course of business.

Net cash used by operating activities for 2019 was $5.4 million, an increase of $1.0 million compared to the same period in 2018. Net cash used by operating activities reflected a net loss before non-controlling interest of $(15.5) million offset in part by non-cash items of $1.7 million which primarily included depreciation and amortization of $0.1 million, note payable interest accretion of $0.8 million, equity based compensation of $0.8 million and deferred income amortization of $(0.8) million as well as a noncash use of $(0.7) million for an investment in an unconsolidated entity, loss on debt extinguishment of $0.3 million, a loss of $0.3 million on the debt fair value option and a $0.9 million loss due to a debt modification inducement. Other operating activities resulted in an increase in working capital of $8.4 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2019 comprised the $8.4 million.

There were no cash flows from investing activities in 2020.

Cash flows used by investing activities for 2019 were $0.01 million compared to $1.0 million provided by for in 2018. The same period during 2018 includes a payment of $1.0 million from Magellan for the purchase of certain marine assets, see NOTE E.

Cash flows provided by financing activities for 2020 were $15.2 million, which represented a $12.3 million increase over the same period in 2019 of $2.9 million. The current period $15. 2 million was comprised of funds received from our NAFTA litigation financing and funds received from the 37 North agreement (NOTE H). We also participated and received funds from the Small Business Administration (SBA) programs for the Payroll Protection Program (PPP) and the Emergency Injury Disaster Loan (EIDL) (NOTE H). These debt proceeds of $3.6 million were offset by $0.2 million of repayments of financed obligations. In August 2020 we sold 2.5 million of our common shares for net-proceeds of $11.3 million (see NOTE L). During December 2020, we sold $800,000 of new equity in one of our controlled subsidiaries to an existing shareholder of that subsidiary.

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

General Discussion 2020

At December 31, 2020, we had cash and cash equivalents of $6.2 million, an increase of $5.9 million from the December 31, 2019 balance of $0.2 million. The operating cash used of $9.3 million was supported by debt proceeds from 37North, the NAFTA litigation financing and the SBA’s programs for the PPP and EIDL as well as the August 2020 capital raise of $11.3 million noted below. The $9.3 million of cash used from operations was partially offset by non-cash items totaling $1.0 million which include share-based compensation, loss on debt extinguishment accounting and the results of the hybrid-debt agreement fair value accounting.

Financial debt of the company, excluding any derivative, hybrid-debt fair value accounting or beneficial conversion feature components of such, was $43.2 million at December 31, 2020 and $33.9 million at December 31, 2019.

On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from sale, after offering expenses of $0.3 million, were $11.3 million (See NOTE L).

Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (TFJA) in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA). On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. We continue to work diligently and in good faith with Mexico’s current administration to achieve an equitable resolution of this dispute, but we are prepared to proceed with the full NAFTA arbitration process if necessary, see ITEM 1. BUSINESS OVERVIEW for further detail.

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

Liquidity and Capital Resources

(Dollars in thousands)	2019	2018
Summary of Cash Flows:
Net (used) by operating activities	$(5,444)	$(6,452)
Net cash provided by investing activities	(16)	994
Net cash provided by financing activities	2,876	7,137

Net increase (decrease) in cash and cash equivalents	$(2,584)	$1,679

Beginning cash and cash equivalents	2,797	1,118

Ending cash and cash equivalents	$213	$2,797

Discussion of Cash Flows

Net cash used by operating activities in 2019 was $5.4 million, an increase of $1.0 million compared to the same period in 2018. Net cash used by operating activities reflected a net loss before non-controlling interest of $(15.5) million offset in part by non-cash items of $1.7 million, which primarily included depreciation and amortization of $0.1 million, note payable interest accretion of $0.8 million, equity based compensation of $0.8 million and deferred income amortization of $(0.8) million as well as a noncash use of $(0.7) million for an investment in an unconsolidated entity, loss on debt extinguishment of $0.3 million, a loss of $0.3 million on the debt fair value option and a $0.9 million loss due to a debt modification inducement. Other operating activities resulted in an increase in working capital of $8.4 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2019 comprised the $8.4 million.

Cash flows used by investing activities for 2019 were $0.01 million compared to $1.0 million provided by for in 2018. The same period during 2018 includes a payment of $1.0 million from Magellan for the purchase of certain marine assets.

Cash flows provided by financing activities for 2019 were $2.9 million, which represented $2.8 million of funds received from our NAFTA litigation financing, and $0.5 million debt financing offset by $0.3 million of repayments of financed obligations. For the same period in 2018, we borrowed the final tranche of $0.4 million from MINOSA, increased our note payable to SMOM by $0.5 and received $0.8 million toward our last promissory note. We also received a net advance of $1.0 million from Monaco in January 2018 which was eventually converted to a promissory note. This cash inflow was partially offset by repayment of debt obligations of $0.2 million. During the fourth quarter of 2018, we issued new equity in an equity offering netting the Company $4.6 million.

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

Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned.

Financings

Stock Purchase Agreement

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”). The Purchase Agreement provides for us to issue and sell to the Investor shares of our preferred stock in the amounts and at the prices set forth below (the numbers set forth below have been adjusted to reflect the 1-for-12 reverse stock split of February 19, 2016):

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

Amendment and Restatement (January 31, 2020)

On January 31, 2020, the Claimholder and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the “Restated Agreement”). The material terms and provisions that were amended or otherwise modified are as follows:

•	The Funder agreed to provide up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim;

•	A closing fee of $200,000 has been retain by the Funder in connection with due diligence and other transaction costs incurred by the Funder;

•

A warrant was issued to purchase our common stock which is exercisable for a period of five years beginning on the earlier of (a) the date on which the Claimholder ceases the Subject Claim for any reason other than a full and final arbitral award against the Claimholder or a full and final monetary settlement of the claims or (b) the date on which Proceeds are received and deposited into escrow. The exercise price per share is $3.99, and the Funder can exercise the warrant to purchase the number of shares of our common stock equal to the dollar amount of Arbitration Support Funds provided to us pursuant to the Restated Agreement divided by the exercise price per share (subject to customary adjustments and limitations); and

•	All other terms in the Restated Agreement are substantially the same as in the original Agreement.

During 2020, the Funder provided us with $2.0 million of the Arbitration Support Funds, and we incurred $200,000 in related fees that were treated as an additional advance. Upon each funding, the proceeds were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $1,063,811 which is being amortized over the expected remaining term of the agreement using the effective interest method which is charged to interest expense.

Although the warrants only become exercisable upon the occurrence of future events, they are considered issued for accounting purposes and were valued using a binomial lattice model. The expected volatility assumption was based on the historical volatility of our common stock. The expected life assumption was primarily based on management’s expectations of when the Warrants will become exercisable and the risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement.

Second Amendment and Restatement (December 12, 2020)

On December 12, 2020, the Claimholder and the Funder entered into a Second Amended and Restated International Claims Enforcement Agreement (the “Second Restated Agreement”) relating to the Subject Claim. Under the terms of the Second Restated Agreement, the Funder has made and agreed to make Claims Payments in an aggregate amount not to exceed $20,000,000 (the “Maximum Investment Amount”). The Second Restated Agreement requires the Funder to make Claims Payments in an aggregate amount no greater than $10,000,000 for the purposes of pursuing the Subject Claim to a final award (“Phase III Investment Amount”). We also incurred $200,000 in related fees, which were treated as an additional advance. The Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.

The December 31, 2020 carrying value of the note is $10,968,729 and is net of unamortized debt fees of $347,786 as well as the net unamortized debt discount of $890,962 associated with the fair value of the warrants. For the year ended December 31, 2020, the expense related to debt discount and fee amortization was $172,849 and $52,214, respectively. The total face value of this obligation at December 31, 2020 and 2019 was $12,207,477 and $2,957,097, respectively.

Promissory Note

On December 6, 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with 37North Capital SPV 11, LLC (the “Investor”) pursuant to which the Investor agreed to lend, in one or more transactions (each, a “Loan”), up to an aggregate of $2.0 million to us, subject to the terms and conditions of the Purchase Agreement. On December 10, 2019, the Investor made a Loan to us in the amount of $539,000 pursuant to the Purchase Agreement. An additional Loan of $490,000 was made in the first quarter of 2020. Each Loan is evidenced by a separate convertible promissory note (each, a “Note”). Unless otherwise converted as described below, the entire outstanding amount of all Loans was originally due and payable on June 6, 2020. As described in additional detail below, the maturity date was subsequently extended to November 6, 2020, and on December 8, 2020, the Company waived the maturity date extension causing the maturity date to revert back to June 6, 2020 (the “Maturity Date”).

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

On May 6, 2020, Odyssey and the Investor agreed to amend the Purchase Agreement to additionally provide that, notwithstanding anything in the Purchase Agreement to the contrary, Odyssey is prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of the number of shares of Common Stock outstanding as of December 6, 2019. Due to a reference to the effective date of the amendment in the definition of the maturity date, the maturity date of the Note was inadvertently revised from June 6, 2020 to November 6, 2020. Thus, on December 8, 2020 the Company amended the Notes to adjust the maturity date back to the original date of June 6, 2020 and to extend the option to convert to December 31, 2020. The modifications were evaluated under FASB ASC Topic 470-50-40, “Debt Modification and Extinguishments” but the instruments were determined not to be substantially different and extinguishment accounting did not apply.

During the year ended December 31, 2020, the Investor converted the entire loan balance into 329,498 shares of our common stock at conversion rates ranging from $3.71 to $5.00 per share.

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

We evaluated the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and determined that they contain certain embedded derivatives whose economic risks and characteristics were not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and contingent redemption provisions. We elected to initially and subsequently measure the Notes in their entirety at fair value, with changes in fair value recognized in earnings. FASB ASC 825-10-25 allows us to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt.

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

Inputs used to value the hybrid instrument during the year ended December 31, 2020 included: (i) present value of future cash flows using a credit risk adjusted rate ranging from 18%-24% due solely to changes in benchmark interest rates, (ii) remaining term to maturity, (iii) volatility ranging from 35%-87%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the lesser of $5.00 or 80% of the 10-day VWAP. Material changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

The fair value of the hybrid instrument was $861,485 as of December 31, 2019. During the year ended December 31, 2020, we received additional proceeds of $490,000, recorded a change in the fair value of the hybrid instrument of $732,958 and fully converted the Notes into 329,498 shares of our Common Stock.

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

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 16, 2020, and at least 75% of any forgiven amount has been used for covered payroll costs. During June 2020, the 75% requirement was reduced to 60% and the eight-week period was amended to a 24-week period. Any forgiveness of the Loan will be subject to approval by the SBA and Fifth Third and will require us to apply for such treatment in the future.

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

Our 2020 business plan required us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.2 million (See NOTE J). These proceeds, coupled with the anticipated cash inflows, are expected to provide operating funds through early 2022.

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

Our consolidated non-restricted cash balance at December 31, 2020 was $6.2 million. We have a working capital deficit at December 31, 2020 of $47.0 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $11.8 million at December 31, 2020, which includes cash of $6.2 million, and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2020.

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

Long-Lived Assets

As of December 31, 2020, we had approximately $0.6 million of net property and equipment, right to use – operating lease and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2020. As required by the ASC topic for Accounting for Income Taxes, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $71.9 million has been recorded as of December 31, 2020.

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

Exploration License

The Company follows the guidance pursuant to ASU 350, “Intangibles-Goodwill and Other” in accounting for its Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of ASU 360, “Subsequent Measurement”.

Contractual Obligations

At December 31, 2020, except as disclosed in NOTE O regarding our office lease, the Company did not have any other contractual obligations that extended beyond 12 months.

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

Internal Controls over Financial Reporting

Management’s report on our internal controls over financial reporting can be found in the financial statement section of this report. There have been no significant changes in the Company’s internal controls over financial reporting as of December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 14, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Odyssey Marine Exploration, Inc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, changes stockholders’ equity, and cash flows for each of the years in the two-year periods ended December 31, 2020, and 2019 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year periods ended December 31, 2020, and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Exploration License

As discussed in Notes A, and F to the consolidated financial statements, the Company recorded an indefinite life intangible exploration license for approximately $1.8 million on the consolidated balance sheets at December 31, 2020 and 2019. The Company has determined that the exploration license has an indefinite useful life. This determination is reviewed annually by management, as well as an annual review for impairment. We identified the assessment of the useful life and potential impairment of the exploration license as a critical audit matter due to the assessment involving judgment in determining whether the rights to the license have an indefinite life, and judgment in determining if any triggering events have occurred that would cause the exploration license to be impaired.

The primary procedures we performed to address this critical audit matter included:

•

Gaining an understanding of the nature of the renewal process, and any additional economic factors in renewing the license. The economic factors considered included whether there were any legal, regulatory, or contractual provisions that would limit the useful life of the license.

•	We made inquiries with certain management of the Company to gain this understanding, and reviewed the Company’s ability to renew the license.

•	We determined that the most recent license renewal had been filed.

•	Performed procedures to determine if any events occurred that could impede the Company’s ability to renew the license, and trigger an impairment consideration.

Evaluation of convertible debt with an embedded derivative liability

As discussed in Notes A and H to the consolidated financial statements, the Company recorded in the consolidated statements of income a loss from “Change in Derivative Liabilities Fair Value” of approximately $733,000 and $323,000 for the years ended December 31, 2020 and 2019. During the year ended December 31, 2020, convertible debt associated with the derivative liability converted into common stock, and the Company recorded approximately $2.2 million in the consolidated statements of changes in stockholders’ equity (deficit) under the caption “common stock issued for conversion and settlement of convertible debt and accounts payable” upon the extinguishment of the derivative liability. The Company utilized a Monte Carlo model to value the derivative liability, which estimates the fair value of the liability based upon certain assumptions utilizing a probability weighted analysis, and considers the present value of cash flows using a credit risk adjusted rate or discount factor. Other inputs into the model include, volatility, closing stock prices at various valuation points, and conversion prices as determined by the applicable agreements. We identified the fair value of the derivative liability as a critical audit matter, as the assumptions utilized in the model to value the derivative liability required judgement, and the model is inherently complex. Additionally, the accounting for derivative liabilities is complex.

The primary procedures we performed to address this critical audit matter included the following:

•	We reviewed the qualifications of the valuation specialist utilized by the Company.

•	We audited the underlying inputs utilized by the valuation specialist in the model.

•	We evaluated the reasonableness of management’s assumptions included in the model.

•	We reviewed the underlying source documents to determine the proper accounting of the transactions.

•	We confirmed the conversion of the convertible debt, as well as the number of underlying common shares received upon conversion.

Evaluation of convertible promissory notes with detachable warrants

As discussed in Note H to the consolidated financial statements, the Company had certain convertible promissory notes that were issued with detachable warrants. The carrying value of the notes is included in “loans payable” on the consolidated balance sheet at December 31, 2020 and 2019. During the 2019 and 2020, the Company modified these convertible promissory notes, which included an extension of the maturity date and a reduction of the conversion price, in addition, the Company issued common stock warrants as an inducement to extend the maturity date of the notes. As a result of these modifications, for the year ended December 31, 2020 and 2019, the Company recorded in the consolidated statements of income a “loss on debt extinguishment” of approximately $777,000 and $290,000 and recorded in the consolidated statements of changes in stockholders’ equity (deficit) under the caption “debt modification” the fair value of the warrants issued. The Company performed a present value cash flow analysis prior to the modification, and immediately after the modification to determine if the amendments resulted in a substantial modification. The Company utilized a Black-Scholes model utilizing various assumptions at the modification date to value the common stock warrants. We identified the modification of the convertible promissory notes as a critical audit matter. The accounting for the extinguishment is complex, and requires review of present value analysis to determine the necessity to apply extinguishment accounting. Significant audit effort was required to understand the nature of the multiple amendments to the promissory note agreements, as well as amendments to the warrants associated with the notes.

The primary procedures we performed to address this critical audit matter included the following:

•	We reviewed all the amended note and warrant agreements.

•	We Confirmed the face amount and terms of the promissory notes, conversion prices and the number of warrants issued.

•	We tested and recalculated the present value analysis to determine the necessity of extinguishment accounting.

•	We reviewed the qualifications of the valuation specialist utilized by the Company.

•	We audited the underlying inputs utilized by the specialist in the model. We evaluated the reasonableness of management’s assumptions included in the model.

Evaluation of litigation financing with detachable warrants

As discussed in Note H to the consolidated financial statements, the Company has certain litigation financing with detachable warrants that is included in “loans payable” on the consolidated balance sheets at December 31, 2020 and 2019, respectively. Included in the consolidated statements of changes in stockholders’ equity (deficit) under the caption “fair value of warrants attached with convertible debt” is the fair value of the warrants. The Company utilized a Black-Scholes model utilizing various assumptions in the model to value the warrants. We identified the litigation financing as a critical audit matter. The terms of the financing agreement were complicated and involved numerous amendments, significant non-cash financing, issuance of warrants, and debt issuance costs. The terms of the financing agreement required significant audit effort in order to fully understand the terms of all the agreements as disclosed in note H.

The primary procedures we performed to address this critical audit matter included the following:

•	We reviewed all the amended agreements.

•	We confirmed the face amount and the terms of the debt based on the various phases as disclosed in note H.

•	We recalculated the fair value of the warrants.

We have served as the Company’s auditor since 2020

/s/ Warren Averett, LLC
Tampa, Florida
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Odyssey Marine Exploration, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited Odyssey Marine Exploration, Inc. and subsidiaries (the Company) consolidated statement of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 11, 2019

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,163,205	$213,389
Accounts receivable and other, net	160,257	421,593
Other current assets	587,394	589,840

Total current assets	6,910,856	1,224,822

PROPERTY AND EQUIPMENT
Equipment and office fixtures	7,295,717	10,664,948
Right to use – operating lease, net	607,039	739,803
Accumulated depreciation	(7,287,999)	(10,647,910)

Total property and equipment	614,757	756,841

NON-CURRENT ASSETS
Investment in unconsolidated entity	2,370,794	1,500,000
Exploration license	1,821,251	1,821,251
Other non-current assets	41,806	26,806

Total non-current assets	4,233,851	3,348,057

Total assets	$11,759,464	$5,329,720

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,149,747	$6,237,987
Accrued expenses	18,971,936	13,422,715
Operating lease obligation	142,080	123,152
Loans payable	30,620,230	31,446,389

Total current liabilities	53,883,993	51,230,243

LONG-TERM LIABILITIES
Loans payable	11,489,029	2,957,097
Operating lease obligation	478,966	621,046
Deferred income and revenue participation rights	3,818,750	3,818,750

Total long-term liabilities	15,786,745	7,396,893

Total liabilities	69,670,738	58,627,136

Commitments and contingencies (NOTE O)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 12,591,084 and 9,478,009 issued and outstanding	1,259	948
Additional paid-in capital	237,505,357	221,027,057
Accumulated (deficit)	(265,134,463)	(250,322,307)

Total stockholders’ equity/(deficit) before non-controlling interest	(27,627,847)	(29,294,302)
Non-controlling interest	(30,283,427)	(24,003,114)

Total stockholders’ equity/(deficit)	(57,911,274)	(53,297,416)

Total liabilities and stockholders’ equity/(deficit)	$11,759,464	$5,329,720

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2020	12 Month Period Ended December 31, 2019	12 Month Period Ended December 31, 2018
REVENUE
Marine services	1,087,669	1,984,316	2,439,997
Other services	$950,663	$1,088,671	$835,756

Total revenue	2,038,332	3,072,987	3,275,753

OPERATING EXPENSES
Operations and research	10,923,819	7,927,831	3,688,560
Marketing, general and administrative	3,749,912	5,491,849	5,654,409

Total operating expenses	14,673,731	13,419,680	9,342,969

LOSS FROM OPERATIONS	(12,635,399)	(10,346,693)	(6,067,216)

OTHER INCOME OR (EXPENSE)
Interest income	5,121	151	56,408
Interest expense	(6,915,535)	(5,360,192)	(3,142,280)
Gain (loss) on debt extinguishment	(777,484)	(290,024)	—
Change in derivative liabilities fair value	(732,958)	(322,485)	—
Other	(36,214)	819,517	48,803

Total other income or (expense)	(8,457,070)	(5,153,033)	(3,037,069)

LOSS BEFORE INCOME TAXES	(21,092,469)	(15,499,726)	(9,104,285)
Income tax benefit (provision)	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(21,092,469)	(15,499,726)	(9,104,285)
Non-controlling interest	6,280,313	5,059,765	3,931,849

NET (LOSS)	$(14,812,156)	$(10,439,961)	$(5,172,436)

LOSS PER SHARE
Basic and diluted	$(1.41)	$(1.12)	$(0.60)
Weighted average number of common shares outstanding
Basic and diluted	10,538,114	9,346,213	8,583,795

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2020	12 Month Period Ended December 31, 2019	12 Month Period Ended December 31, 2018
Preferred Stock - Shares
At beginning of year	—	—	—
Preferred stock converted to common	—	—	—

At end of year	—	—	—

Common Stock – Shares
At beginning of year	9,478,009	9,222,199	8,466,909
Common stock issued for cash	2,553,315	—	700,000
Common stock issued for conversion and settlement of convertible debt and accounts payable	380,223	—	—
Common stock issued for asset acquisition	—	249,584	—
Common stock issued for exercise of warrant	56,228	—	—
Common stock issued for services	123,309	6,226	55,290

At end of year	12,591,084	9,478,009	9,222,199

Preferred Stock
At beginning of year	$—	$—	$—
Preferred stock converted to common	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$948	$922	$847
Common stock issued for cash	255	—	70
Common stock issued for conversion and settlement of convertible debt and accounts payable	38	—	—
Common stock issued for asset acquisition	—	25	—
Common stock issued for exercise of warrant	6	—	—
Common stock issued for services	12	1	5

At end of year	$1,259	$948	$922

Additional Paid-in Capital
At beginning of year	$221,027,057	$217,993,953	$212,103,344
Common stock issued for conversion and settlement of convertible debt and accounts payable	2,449,284	—	—
Share-based compensation	471,121	756,599	278,941
Fair value of warrants attached convertible debt	4,095,780	—	303,812
Beneficial conversion feature on convertible debt	—	—	746,187
Asset acquisition	—	1,407,627	—
Debt modification	418,987	868,878	—
Common stock issued for cash, net	8,243,128	—	4,561,669
Subsidiary equity issued for cash	800,000	—	—

At end of year	$237,505,357	$221,027,057	$217,993,953

Accumulated Deficit
At beginning of year	$(250,322,307)	$(239,882,346)	$(234,709,910)
Net (loss)	(14,812,156)	(10,439,961)	(5,172,436)

At end of year	$(265,134,463)	$(250,322,307)	$(239,882,346)

Non-controlling Interest
At beginning of year	$(24,003,114)	$(19,309,066)	$(15,377,217)
Asset acquisition	—	365,717	—
Net (loss)	(6,280,313)	(5,059,765)	(3,931,849)

At end of year	(30,283,427)	(24,003,114)	(19,309,066)

Total stockholders’ equity/(deficit)	$(57,911,274)	$(53,297,416)	$(41,196,537)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2020	12 Month Period Ended December 31, 2019	12 Month Period Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before non-controlling interest	$(21,092,469)	$(15,499,726)	$(9,104,285)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Note payable interest accretion	(150,322)	845,892	111,180
Accrued non-cash interest related to convertible debt	121,398	—	—
Share-based compensation	192,532	55,200	278,947
Depreciation and amortization	9,322	116,434	453,466
Loss on debt extinguishment	777,484	290,024	—
Director fees settled with equity instruments	—	701,396	—
Change in derivatives liabilities fair value	732,958	322,485	—
Debt modification inducement	—	868,878	—
Right of use asset amortization	132,764	53,233	—
Financed lender fees amortization	52,213	—	—
Investment in unconsolidated entity	(870,794)	(747,333)	(752,667)
Gain on sale of equipment	—	—	(897,664)
Deferred revenue	—	(825,000)	—
(Increase) decrease in:
Accounts receivable	261,336	367,828	(578,156)
Other assets	399,082	355,126	11,891
Increase (decrease) in:
Accounts payable	4,563,544	3,690,481	496,068
Accrued expenses and other	5,583,783	3,960,783	3,528,805

NET CASH (USED) IN OPERATING ACTIVITIES	(9,287,169)	(5,444,299)	(6,452,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	—	1,003,662
Purchase of property and equipment	—	(15,492)	(9,624)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	(15,492)	994,038

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	3,620,977	3,271,181	1,925,000
Restricted cash held as collateral	—	—	(125)
Settlement receipts from contractual obligation	—	—	15,000,000
Payment of contractual obligation	—	—	(14,000,000)
Proceeds from sale of common stock	11,315,000	—	4,561,739
Offering costs paid on sale of common stock	(89,642)	—	—
Proceeds from sale of equity of subsidiary	800,000	—	—
Payment of operating lease liability	(123,152)	(48,838)	—
Repayment of loan and debt obligations	(286,198)	(346,130)	(349,598)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,236,985	2,876,213	7,137,016

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,949,816	(2,583,578)	1,678,639
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	213,389	2,796,967	1,118,328

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,163,205	$213,389	$2,796,967

SUPPLEMENTARY INFORMATION:
Interest paid	$1,275,269	$1,544,663	$1,247,337
Income taxes paid	$—	$—	$—
2019 Director fees paid with equity	$278,602	$—	$—
Accounts payable settled with equity	$50,000	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:

12 Month Period Ended December 31, 2020	12 Month Period Ended December 31, 2019	12 Month Period Ended December 31, 2018

During the quarter ended March 31, 2018, we converted $1.0 million of amounts advanced related to the contractual obligation settlement to a loan with Monaco Financial, LLC. During April 2018, the parties agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan, see NOTE H.

During the quarter ended September 30, 2019, we commenced with a new five-year operating lease for our headquarters which resulted in a right-of-use asset and corresponding operating lease liability of $793,036, see NOTE O.

During the quarter ended September 30, 2019, we acquired a 79.9% equity interest in Bismarck Mining Corporation (PNG) LTD (Bismarck) in exchange for 249,584 shares ($1,407,653) of our common stock.

During the quarter ended December 31, 2019, we received $224,916 in non-cash financing pertaining to our litigation financing as described in Note H: Note 9 – Litigation financing. The funder settled a portion of the Company’s litigation payables directly with the vendor.

During the year ended December 31,2020, we received $6,079,702 in non-cash financing pertaining to our litigation financing as described in Note H: Note 9 – Litigation financing. The funder settled a portion of the Company’s litigation payables directly with the vendor. Related to this financing, we recorded a debt discount of $1,063,811 and a corresponding increase to additional paid in capital for the fair value of certain warrants that were issued to the funder. We also incurred $400,000 of funder financed debt fees with this financing.

During the year ended December 31, 2020, a lender converted $2,205,804 of convertible debt into 329,498 shares of our common stock. The same lender converted $243,480 of accounts payable into 50,725 shares of common stock.

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

Recent Accounting Pronouncements

Accounting standards not yet applied

In August 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.

The amendments in the above Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The Board simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The Company has not elected early adoption of this ASU.

On October 31, 2018, the SEC adopted a final rule (“New Final Rule”) that will replace SEC Industry Guide 7 with new disclosure requirements that are more closely aligned with current industry and global regulatory practices and standards, including NI 43-101. Companies must comply with the New Final Rule for the company’s first fiscal year beginning on or after January 1, 2021. While early voluntary compliance with the New Final Rule is permitted, we have not elected early adoption of this New Final Rule at this time.

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

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

The Company currently generates revenues from four customers with contracts. There are two sources of revenue, marine services, and other services. The contracts for both services provide research, scientific services, marine operations planning, management execution, and project management. These services are billed generally on a monthly basis and recognized as revenue as the services are performed. Revenue is recognized at a point in time as services are provided, as the customers simultaneously receive and consume the benefits provided by the Company each month. The Company generally does not receive any upfront consideration for these services, and there is no variable consideration for the services. Costs associated with both services include all direct consulting labor, and minimal supplies, and is charged to operations as a component of Operations and Research.

Accounts receivable are based on amounts billed to customers. Generally accepted accounting principles state an estimate is to be made for an allowance for doubtful accounts. We have determined no allowance is currently necessary. If we were to have a recorded allowance, the accounts receivable would be stated net of the recorded allowance.

Cash and Cash Equivalents

Cash and cash equivalents and restricted cash include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents, of which we do not have any.

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

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. We did not have any impairments in 2020, 2019 or 2018.

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

At December 31, 2020, 2019 and 2018 the weighted average common shares outstanding were 10,538,114, 9,346,213 and 8,583,795, respectively. For the periods ending December 31, 2020, 2019 and 2018 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2020	2019	2018
Average market price during the period	$5.06	$4.93	$6.81
In the money potential common shares from options excluded	22,493	22,493	13,450
In the money potential common shares from warrants excluded	2,585,179	120,000	50,640

Potential common shares from out-of-the-money options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

Per share exercise price	2020	2019	2018
Out of the money options excluded:
$12.48	136,833	136,833	136,833
$12.84	4,167	4,167	4,167
$26.40	75,158	75,158	75,158
Out-of-the-money warrants excluded:
$5.76	196,135	196,135	—
$7.16	700,000	700,000	700,000
$12.00	—	—	65,625

Total excluded	1,112,293	1,112,293	981,783

The equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2020	2019	2018
Excluded unvested restricted stock awards	249,391	41,667	41,667

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2020	12 Month Period Ended December 31, 2019	12 Month Period Ended December 31, 2018
Net loss	$(14,812,156)	$(10,439,961)	$(5,172,436)

Numerator, basic and diluted net loss available to stockholders	$(14,812,156)	$(10,439,961)	$(5,172,436)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	10,538,114	9,346,213	8,583,795

Shares used in computation – diluted:
Weighted average common shares outstanding	10,538,114	9,346,213	8,583,795

Net loss per share – basic and diluted	$(1.41)	$(1.12)	$(0.60)

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

We measure certain financial instruments at fair value on a recurring basis. The Company had liabilities that are required to be measured at fair value on a recurring basis as follows at December 31, 2020. The Hybrid debt instrument was fully converted so there were no liabilities recorded at fair value on a recurring basis as of December 31, 2020:

	Total	Level 1	Level 2	Level 3
Assets:	$—	$—	$—	$—
Liabilities:
Hybrid debt instrument at fair value	$—	$—	$—	$—

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year December 31, 2020: See footnote NOTE H: Note 10 – 37North for further detail.

Balance at December 31, 2019	$861,484
Additional debt issuances	490,000
Conversion to equity	(2,084,442)
Loss on change in derivative liability	732,958

Balance at December 31, 2020	$—

Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-K is filed with the Securities and Exchange Commission.

NOTE B – CONCENTRATION OF CREDIT RISK

We do not have any outstanding loans that bear variable interest rates thus we do not have any corresponding interest rate risk.

NOTE C – ACCOUNTS RECEIVABLE AND OTHER, NET

Our accounts receivable consisted of the following:

	December 31, 2020	December 31, 2019
Trade	$—	$161,937
Related party	160,220	216,603
Other	37	43,053

Accounts receivable, net	$160,257	$421,593

During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company in which our past Chairman of the Board, Greg Stemm, has a controlling and ownership interest. See NOTE J for further information. At December 31, 2020 and 2019, respectively, the company owed us $134,452 and $216,603, respectively.

NOTE D – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	December 31, 2020	December 31, 2019
Prepaid expenses	$582,319	$584,765
Project deposit	—	—
Deposits	5,075	5,075

Total other current assets	$587,394	$589,840

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Computers and peripherals	612,286	706,274
Furniture and office equipment	1,267,281	1,854,098
Marine equipment	5,416,150	8,104,576
Right to use asset, net	607,039	739,803

	7,902,756	11,404,751
Less: Accumulated depreciation	(7,287,999)	(10,647,910)

Property and equipment, net	$614,757	$756,841

See Lease commitment in NOTE O – Commitments and Contingencies for further information on right to use asset, net.

NOTE F – EXPLORATION LICENSE

On July 9, 2019, we acquired a 79.9% interest in Bismarck Mining Corporation (PNG) Limited (“Bismarck”), a Papua New Guinea company that was organized for the purpose of exploring the deep waters off the coast for precious metals. We evaluated the transaction under ASU 2017-01 Business Combinations (Topic 805) and determined that Bismarck did not meet the definition of a business so the transaction represented an acquisition of assets rather than a business combination. Asset acquisitions do not give rise to goodwill. Rather, the sum of the fair value of the consideration given, together with transaction costs is allocated to the individual assets acquired and liabilities assumed based on their relative fair values which were more clearly evident and, thus, more reliably measurable at the date of acquisition under ASC 805-50-30-2 Initial Measurement. In the future, the recoverability will be tested whenever events or changes in circumstances indicate that its carrying amount may not be recoverable per the guidance of ASC 360-10-35-21 Subsequent Measurement. Management has considered whether any triggering events occurred that would cause impairment. Management did not identify any triggering events thus there is no impairment for the year ended December 31, 2020 and 2019.

The consideration paid for the asset acquisition consisted of the following:

Fair value of 249,584 common shares issued	$1,407,653
Direct transaction costs	46,113

Total consideration paid	$1,453,766

The consideration was allocated as follows:

Intangible asset- exploration license rights	$1,821,251
Current assets	1,748
Current liabilities	(3,516)
Less: Non-controlling interest	(365,717)

Total net assets acquired	$1,453,766

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

NOTE G – INVESTMENT IN UNCONSOLIDATED ENTITY

Neptune Minerals, Inc. (NMI)

Our current investment in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 2020, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred subsequent to the December 31, 2016 audit to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of December 31, 2020, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Limited.

During 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now named Chatham Rock Phosphate Limited (“CRPL”). In exchange for our 9,320,348 shares of CRP we received 141,884 shares of CPRL, which represents equity ownership of, at most, approximately 1% of the surviving entity. Since CRP was a thinly traded stock and pursuant to guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. We continue to carry the value of our investment in CPRL at zero in our consolidated financial statements.

CIC, LLC

In 2018, we began providing services to CIC LLC, a company controlled by Greg Stemm, the past Chairman of the Board for Odyssey (See NOTE J for related parties). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined that we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At December 31, 2020, the accumulated investment in the entity is $2,370,794, which is classified as an investment in unconsolidated entity in our consolidated balance sheets. The original agreements relating to the equity investment were executed in January 2019. The original agreement was replaced in August of 2020 with a new agreement effective August 1, 2020.

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

NOTE H –LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following:

	December 31, 2020	December 31, 2019

Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	1,000,000	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,367	1,099,367
Note 8 – Promissory note	1,245,862	1,210,537
Note 9 – Litigation financing	10,968,729	2,957,097
Note 10 – 37North	—	861,484
Note 11 – Payroll Protection Program	370,400	—
Note 12 – EIDL	149,900	—

	$42,109,259	$34,403,486

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the twelve months ended December 31, 2020 and 2019, interest expense in the amount of $574,680 and $573,110, respectively, was recorded. The outstanding interest-bearing balance of these Notes is $2.8 million at December 31, 2020 and 2019.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest was payable on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of December 31, 2020 and 2019 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. A total of $252,940 has been previously charged to interest expense related to the discount. For the twelve months ended December 31, 2020 and 2019, interest in the amount of $268,350 and $267,617, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at December 31, 2020 and 2019, respectively. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the twelve months ended December 31, 2020 and 2019, interest in the amount of $1,183,230 and $1,180,000, respectively, was recorded.

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

As an inducement for the issuance of the additional $3.0 million of promissory notes, we also delivered to Epsilon a common stock purchase warrant (the “Warrant”) pursuant to which Epsilon has the right to purchase up to 120,000 shares of our common stock at an exercise price of $3.52 per share, which exercise price represents the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the day on which the Warrant was issued. Epsilon may exercise the Warrant in whole or in part at any time during the period ending October 1, 2021. The Warrant includes a cashless exercise feature and provides that, if Epsilon is in default of its obligations to fund any advance pursuant to and in accordance with the Restated Note Purchase Agreement, then, thereafter, the maximum aggregate number of shares of common stock that may be purchased under the Warrant shall be the number determined by multiplying 120,000 by a fraction, (a) the numerator of which is the aggregate principal amount of advances that have been extended to the OME by Epsilon pursuant to the Restated Note Purchase Agreement on or after the date of the Warrant and prior to the date of such failure and (b) the denominator of which is $3.0 million. During November 2020, Epsilon opted to exercise this warrant using the cashless exercise feature. This exercise resulted in the issuance of 56,228 of our common shares and the forfeiture of the right to acquire the remaining 63,772 common shares.

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

The Warrant’s fair value was calculated using Black-Scholes Merton (“BSM”). The aggregate fair value of the Warrant totaled $303,712. Since the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the twelve months ended December 31, 2020 and 2019, interest in the amount of $90,136 and $100,272, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, since Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the current principal indebtedness at December 31, 2020 and 2019 is $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. During January 2020 this Loan Agreement was amended by increasing the interest rate to 18%. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3,500,000. The loan balance at December 31, 2020 and 2019 is $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the twelve months ended December 31, 2020 and 2019, interest in the amount of $350,958 and $349,999, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At December 31, 2020 and 2019, the outstanding principal balance, including the Epsilon assignment, is $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the twelve months ended December 31, 2020 and 2019, interest in the amount of $506,381 and $504,998, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was applied to a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,367 at December 31, 2020 and 2019. The indebtedness bears interest at 10.0% percent per year. During January 2020 this loan agreement was amended by increasing the interest rate to 18%. All principal and any unpaid interest is to be payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the twelve months ended December 31, 2020 and 2019, interest in the amount of $138,333 and $123,466, respectively, was recorded.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at December 31, 2020 and 2019. For the twelve months ended December 31, 2020 and 2019, interest in the amount of $97,652 and $89,911, respectively, was recorded.

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

The modification of the Notes and the issuance of the warrants, were evaluated under ASC 470-50-40, “Debt Modification and Extinguishments.” By applying the guidance, the Notes were determined to be substantially different and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on extinguishment of approximately

$777,500, which included the fair value of the warrants given as consideration for the modification. The premium of $358,497 is being amortized over the remaining life of the debt. The related amortization for the twelve months ended December 31, 2020 and 2019 was $323,171 and $129,487, respectively.

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

Amendment and Restatement (January 31, 2020)

On January 31, 2020, the Claimholder and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the “Restated Agreement”). The material terms and provisions that were amended or otherwise modified are as follows:

•	The Funder agreed to provide up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim;

•	A closing fee of $200,000 has been retained by the Funder in connection with due diligence and other transaction costs incurred by the Funder;

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

•	All other terms in the Restated Agreement are substantially the same as in the original Agreement.

During 2020, the Funder provided us with $2.0 million of the Arbitration Support Funds, and we incurred $200,000 in related fees that were treated as an additional advance. Upon each funding, the proceeds were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $1,063,811 which is being amortized over the expected remaining term of the agreement using the effective interest method which is charged to interest expense.

Although the warrants only become exercisable upon the occurrence of future events, they are considered issued for accounting purposes and were valued using a binomial lattice model. The expected volatility assumption was based on the historical volatility of our common stock. The expected life assumption was primarily based on management’s expectations of when the Warrants will become exercisable and the risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement.

Second Amendment and Restatement (December 12, 2020)

On December 12, 2020, the Claimholder and the Funder entered into a Second Amended and Restated International Claims Enforcement Agreement (the “Second Restated Agreement”) relating to the Subject Claim. Under the terms of the Second Restated Agreement, the Funder has made and agreed to make Claims Payments in an aggregate amount not to exceed $20,000,000 (the “Maximum Investment Amount”). The Second Restated Agreement requires the Funder to make Claims Payments in an aggregate amount no greater than $10,000,000 for the purposes of pursuing the Subject Claim to a final award (“Phase III Investment Amount”). We also incurred $200,000 in related fees which were treated as an additional advance. This Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.

For the twelve months ended December 31, 2020 and 2019, interest expense in the amount of $3,668,242 and $369,505, respectively, was recorded. For the twelve months ended December 31, 2020, we recorded $172,849 of interest expense from the amortization of the debt discount and $52,214 interest from the fee amortization. The December 31, 2020 carrying value of the note is $10,968,729 and is net of unamortized debt fees of $347,786 as well as the net unamortized debt discount of $890,962 associated with the fair value of the warrants. The total face value of this obligation at December 31, 2020 and 2019 was $12,207,477 and $2,957,097, respectively.

Note 10 – 37North

On December 6, 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with 37North Capital SPV 11, LLC (the “Investor”) pursuant to which the Investor agreed to lend, in one or more transactions (each, a “Loan”), up to an aggregate of $2.0 million to us, subject to the terms and conditions of the Purchase Agreement. On December 10, 2019, the Investor made a Loan to us in the amount of $539,000 pursuant to the Purchase Agreement. An additional Loan of $490,000 was made in the first quarter of 2020. Each Loan is evidenced by a separate convertible promissory note (each, a “Note”). Unless otherwise converted as described below, the entire outstanding amount of all Loans was originally due and payable on June 6, 2020. As described in additional detail below, the maturity date was subsequently extended to November 6, 2020, and on December 8, 2020, the Company waived the maturity date extension causing the maturity date to revert back to June 6, 2020 (the “Maturity Date”).

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

On May 6, 2020, Odyssey and the Investor agreed to amend the Purchase Agreement to additionally provide that, notwithstanding anything in the Purchase Agreement to the contrary, Odyssey is prohibited from issuing any Conversion Shares, to the extent such shares, after giving effect to such issuance after conversion and when added to the number of Conversion Shares previously issued upon conversion of any of the Notes sold pursuant to the Purchase Agreement, would represent in excess of 19.9% of the number of shares of Common Stock outstanding as of December 6, 2019. Due to a reference to the effective date of the amendment in the definition of the maturity date, the maturity date of the Note was inadvertently revised from June 6, 2020 to November 6, 2020. Thus, on December 8, 2020 the Company amended the Notes to adjust the maturity date back to the original date of June 6, 2020 and to extend the option to convert to December 31, 2020. The modifications were evaluated under FASB ASC Topic 470-50-40, “Debt Modification and Extinguishments” but the instruments were determined not to be substantially different and extinguishment accounting did not apply.

During the year ended December 31, 2020, the Investor converted the entire loan balance into 329,498 shares of our common stock at conversion rates ranging from $3.71 to $5.00 per share.

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

We evaluated the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and determined that they contain certain embedded derivatives whose economic risks and characteristics were not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the embedded conversion option and contingent redemption provisions. We elected to initially and subsequently measure the Notes in their entirety at fair value, with changes in fair value recognized in earnings. FASB ASC 825-10-25 allows us to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt.

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

Inputs used to value the hybrid instrument during the year ended December 31, 2020 included, (i) present value of future cash flows using a credit risk adjusted rate ranging from 18%-24% due solely to changes in benchmark interest rates, (ii) remaining term to maturity, (iii) volatility ranging from 35%-87%, (iv) closing stock price on the valuation date, and (v) the conversion price based on the lesser of $5.00 or 80% of the 10-day VWAP. Material changes due to instrument-specific credit risk are recorded in Other Comprehensive Income with all other changes in value being recorded in net income.

The fair value of the hybrid instrument was $861,484 as of December 31, 2019. During the year ended December 31, 2020, we received additional proceeds of $490,000, recorded a change in the fair value of the hybrid instrument of $732,958 and fully converted the Notes into 329,498 shares of our Common Stock.

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

The Loan, which is evidenced by promissory note issued by us (the “Promissory Note”), has a two-year term, matures on April 16, 2022, and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Odyssey may prepay the principal of the Loan at any time without incurring any prepayment charges. For the twelve months ended December 31, 2020 and 2019, we recorded interest expense in the amount of $936 and $0, respectively.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 16, 2020, and at least 75% of any forgiven amount has been used for covered payroll costs. During June 2020, the 75% requirement was reduced to 60% and the eight-week period was amended to a 24-week period. Any forgiveness of the Loan will be subject to approval by the SBA and Fifth Third and will require us to apply for such treatment in the future.

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

Long-Term Obligation Maturities:

We have two obligations that span greater than twelve months. For our lease obligations, see Lease commitment in NOTE O – Commitments and Contingencies for further information on our operating lease obligations. See NOTE H – LOANS PAYABLE, Note 9 – Litigation Financing, Note 10 – Payroll Protection Program and Note 12 – Emergency Injury Disaster Loan for further detail regarding the repayment and maturity on the December 31, 2020 debt balances totaling $11,489,029.

NOTE I – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2020	2019
Compensation and incentives	$1,136,754	$2,821,349
Professional services	243,995	422,130
Deposit	450,000	450,000
Interest	15,800,317	9,494,391
Accrued insurance obligations	355,814	221,504
Other operating	985,056	13,341

Total accrued expenses	$18,971,936	$13,422,715

Professional fees are mainly attributable to legal fees and other professional services in support of operations. Compensation and incentives at December 31, 2020 includes $0.8 million accrued incentive awards for the company employees at December 31, 2019 and prior and $0.3 million additional for 2020. The Board of Directors will only approve incentives to be paid when and if there is sufficient excess cash above and beyond normal operating requirements. Other operating at December 31, 2020 contains general expense items resulting from general operations. The primary expense in Other operating $0.9 million is for accrued exploration permits. Accrued interest is due to several lenders per debt agreements described in NOTE H. During the quarter ended September 30, 2019, we received an earnest money deposit of $450,000 from a company controlled by Greg Stemm, our past Chairman of the Board (see NOTE J for further information). The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been consummated. Accrued insurance obligations for the years ended December 31, 2020 and 2019 primarily consisted of directors and officers insurance obligations.

NOTE J – RELATED PARTY TRANSACTIONS

During 2018 we entered into a services agreement with and continue to provide services to a deep-sea mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm, the past Chairman of the Board for Odyssey. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of his consulting agreement. We are providing these services pursuant to a Master Services Agreement that provides for back office services in exchange for a recurring monthly fee as well as other mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the 2020 year to date, we invoiced CIC a total of $848,588, which was for back office technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See NOTE C for related accounts receivable at December 31, 2020 and NOTE G for our investment in an unconsolidated entity.

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

NOTE K – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights and deferred revenue consisted of the following for the respective year end:

	December 31, 2020	December 31, 2019
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory)	3,756,250	3,756,250

Total revenue participation rights	$3,818,750	$3,818,750

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

The participating rights balance will be amortized under the units of revenue method once management can reasonably estimate potential revenue for each of these projects. The RPCs for the above projects do not have a termination date; therefore, these liabilities will be carried on the books until revenue is recognized from these projects or we permanently abandon either project.

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

On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from sale, after offering expenses of $0.3 million, of which $0.2 million were withheld to cover fees, were $11.2 million. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase up to 0.6 shares of common stock. The purchase price for each unit was $4.543. The warrants have an exercise price of $4.75 per share of common stock and are exercisable at any time during the three-year period commencing six months after issuance.

Warrants

In conjunction with the Note and Warrant Purchase Agreement related to Note 8 – Operating loan 2018 in NOTE H, we originally issued warrants to purchase an aggregate of 65,625 shares of common stock in connection with the notes that were issued. These warrants had an expiration date of July 21, 2021, an exercise price of $12.00 and were exercisable to purchase 65,625 shares of our common stock. On July 8, 2019 we entered into a Second Amendment to Note and Warrant Purchase Agreement and Warrant Modification Agreement. As a result, the lenders now hold warrants to purchase an aggregate of 196,135 shares of our common stock at an exercise price of $5.756 per share. These warrants are exercisable at any time until July 12, 2024. On August 14, 2020, this loan was modified and extended to July 12, 2021. In conjunction with the extension, the lenders received warrants to purchase an aggregate of 131,996 shares of our common stock at 4.67 per share. These warrants expire on August 14, 2023.

Included in the Restated Agreement as described in NOTE I, Note 9 – Litigation financing, during the twelve-months ended December 31, 2020, we issued a warrant allowing the lender to purchase up to 551,378 shares of our common stock at $3.99. The warrant is contingently exercisable and will become exercisable on the date on which we cease the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claims or the date on which Proceeds are deposited into the Escrow Account. The warrant has a five-year life that commences on the date it becomes exercisable.

In conjunction with our sale of shares common stock and warrants on August 21, 2020 as described above, we issued warrants to purchase up to 1,901,989 shares of our common stock. The warrants have an exercise price of $4.75 per share and are exercisable at any time during the three-year period commencing six months after issuance.

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

The option to purchase the Series AA-2 Convertible Preferred Stock was analyzed as a freestanding financial instrument and has terms and features of derivative financial instruments. However, in analyzing this instrument under applicable guidance it was determined that it is both (i) indexed to the Company’s stock and (ii) meet the conditions for equity classification.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the periods ended December 31, 2020, 2019 and 2018 was $420,648, $756,596 and $415,615, respectively. The 2019 amount includes $675,000 of equity-based compensation issued from a subsidiary for director fees.

We did not grant stock options to employees or outside directors in 2020, 2019 or 2018. If options were granted, their values would be determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	247,817	$16.76
Granted	—	$—
Exercised	—	$—
Cancelled	(9,166)	$36.52

Outstanding at December 31, 2018	238,651	$15.95
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding at December 31, 2019	238,651	$15.95
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding at December 31, 2020	238,651	$15.95

Options exercisable at December 31, 2018	238,651	$15.95

Options exercisable at December 31, 2019	238,651	$15.95

Options exercisable at December 31, 2020	238,651	$15.95

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2020, 2019 and 2018 were $98,129, $15,564 and $15,564, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2020, 2019 and 2018 were $98,129, $15,564 and $15,564, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2020, 2019 and 2018 are $0, $0 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of options vested during the fiscal years ended December 31, 2020, 2019 and 2018 was $0, $0 and $231,952, respectively.

As of December 31, 2020, there was no remaining amount of unrecognized compensation cost related to unvested share-based compensation awards granted to employees related to granted stock options.

The following table summarizes information about stock options outstanding at December 31, 2020:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$26.40 -$26.40	75,158	3.00	$26.40
$12.48 - $12.84	141,000	4.00	$12.48
$2.02 - $3.59	22,493	5.65	$2.74

	238,651	3.84	$15.95

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2020 and changes during the year ended December 31, 2020 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	41,667	$11.04
Granted	366,126	$4.00
Vested	(158,402)	$4.00
Cancelled	—	$—

Unvested at December 31, 2020	249,391	$5.18

The fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $653,653, $0 and $323,614, respectively. The fair value of unvested restricted stock units remaining at the periods ended December 31, 2020, 2019 and 2018 is $1,770,676, $132,917 and $460,000, respectively. The weighted-average grant date fair value of restricted stock units granted during the periods ended December 31, 2020, 2019 and 2018 were $4.00, $0 and $0, respectively. The weighted-average remaining contractual term of these restricted stock units at the periods ended December 31, 2020, 2019 and 2018 are 2.0, 0.8 and 0.8 years, respectively. As of December 31, 2020, there was a total of $804,496 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2020:

Common Stock Warrants	Exercise Price	Termination Date
196,135	$5.76	07/08/2024
700,000	$7.16	11/02/2023
551,378	$3.99	**
131,816	$4.67	08/14/2023
1,901,985	$4.75	02/25/2024

3,481,314

**

A five-year term commences upon the earliest occurrence of either Trigger Date A or Trigger Date B. Trigger Date A is the date on which the Claimholder ceases the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claim, see NOTE H – Note 9 – Litigation financing.

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

Each participant in the Cuota Plans will be entitled to be paid the value of such participant’s CARs upon the occurrence of a “payment event.” As used in the Cuota Plans, payment events consist of a change in control of the Company or the date specified in the applicable award agreement and, in the case of the Key Employee Plan, a separation of service without cause and the participant’s continuous employment with the Company until the date specified in the applicable award agreement. The value of CARs liability will be based upon the difference between the basis in the cuotas of Oceanica on the date of the award of the CARs, which is $3.00, and the fair value of the cuotas on the date used for the payment event, in each case as determined by the Board in accordance with the provisions of the Cuota Plans. The fair value of the cuota as of August 31, 2019 was $1.00. There is no active market for Oceanica’s securities, and there was no activity that would have materially changed the valuation at December 31, 2020.

The following is an analysis of activity in the CARs balances as of December 31, 2020:

	Number of CARs
	Key Employee Plan	Nonemployee Director Plan
Unvested at December 31, 2019	135,701	—
Granted	—	—
Vested	(135,701)	—
Cancelled	—	—

Unvested at December 31, 2020	—	—

At December 31, 2020, there was no liability or associated compensation cost associated with these CARs. At December 31, 2020, there were 635,450 vested CARs outstanding and there were no excercisable CARs outstanding related to the Key Employee Plan. The CARs in the Nonemployee Director Plan are utilized as compensation for services, therefore these CARs vest upon grant. At December 31, 2020, the Nonemployee Director Plan had 492,665 CARs vested and outstanding.

NOTE M – INCOME TAXES

As of December 31, 2020, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $196,960,000 and net operating loss carryforwards for foreign income tax purposes of approximately $61,781,635. The federal NOL carryforwards from 2005 through 2017 will expire in various years beginning 2025 and ending through the year 2036. From 2025 through 2027, approximately $47 million of the NOL will expire, and from 2028 through 2037, approximately $126 million of the NOL will expire. The NOL generated in 2018 through 2020 of approximately $24M will be carried forward indefinitely.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss and tax credit carryforwards	$66,867,637
Capital loss carryforward	5,683
Accrued expenses	253,374
Start-up costs	5,837
Excess of book over tax depreciation	394,649
Stock option and restricted stock award expense	1,464,210
Debt Extinguishment	59,934
Less: valuation allowance	(68,859,984)

$191,340

Deferred tax liability:
Property and equipment basis	$48,545
Prepaid expenses	142,795

$191,340

Net deferred tax asset	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2020. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of December 31, 2020.

The change in the valuation allowance is as follows:

December 31, 2020	$68,859,984
December 31, 2019	56,819,522

Change in valuation allowance	$12,040,462

The federal and state income tax provision (benefit) is summarized as follows for the years ended:

	December 31, 2020	December 31, 2019	December 31, 2018
Expected (benefit)	$(4,429,419)	$(3,254,942)	$(1,923,757)
Effects of:
U.S. income tax expense at the AMT 20% rate	—	—	—
State income taxes net of federal benefits	(940,302)	(156,858)	(92,707)
Nondeductible expense	150,238	262,776	29,670
Subpart F Income	345,006	—	—
Debt Extinguishment	91,266	—	—

	December 31, 2020	December 31, 2019	December 31, 2018
Litigation funding	2,482,252	—	—
Change in valuation allowance	4,815,784	5,170,161	3,765,560
Foreign Rate Differential	(2,514,825)	(2,021,137)	(1,778,766)

	$—	$—	$—

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, research and development tax credits and operating loss carryforwards.

We have not recognized a material adjustment in the liability for unrecognized tax benefits and have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The earliest tax year still subject to examination by a major taxing jurisdiction is 2017.

NOTE N – MAJOR CUSTOMERS

For the fiscal year ended December 31, 2020, we had two customers that accounted for 71.0% of our total revenue. During the fiscal year ended December 31, 2019, we had two customers that accounted for 91.0% of our total revenue.

NOTE O – COMMITMENTS AND CONTINGENCIES

Rights to Future Revenues, If Any

We have sold the rights to share in future revenues, if any, with respect to the “Seattle” project and have recorded $62,500 as Deferred Income from Revenue Participation Rights (See NOTE K). We are contingently liable to share the future revenue of this project only if revenue is derived from this specific project.

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

Our 2020 business plan required us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, of which $0.2 million was withheld to cover fees, were $11.3 million (See NOTE L). These proceeds, coupled with the anticipated cash inflows, were expected to provide operating funds through early 2022.

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

Our consolidated non-restricted cash balance at December 31, 2020 was $6.2 million. We have a working capital deficit at December 31, 2020 of $47.0 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $11.8 million at December 31, 2020, which includes cash of $6.2 million, and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

At December 31, 2020 the ROU asset and lease obligation were, $447,702 and $458,325, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2021	147,539
2022	151,965
2023	156,524
2024	92,884

$548,912

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

At December 31, 2020 the ROU asset and lease obligation were, $159,337 and $162,721, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2021	50,317
2022	51,827
2023	53,382
2024	40,930

$196,456

We have recognized approximately $194,000 and $171,000 in rent expense associated with these leases for the years ended December 31, 2020 and 2019, respectively.

NOTE P – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2020 and 2019. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2020
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$1,005,511	$519,969	$211,538	$301,314
Gross profit	1,005,511	519,969	211,538	301,314
Net income (loss)	(2,897,976)	(4,098,623)	(5,448,046)	(2,367,511)
Basic and diluted net income per share	$(0.30)	$(0.43)	$(0.51)	$(0.17)

	Fiscal Year Ended December 31, 2019
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$794,927	$774,436	$762,175	$741,449
Gross profit	794,927	774,436	762,175	741,449
Net income (loss)	(1,167,886)	(2,774,282)	(4,229,833)	(2,267,960)
Basic and diluted net income per share	$(0.13)	$(0.30)	$(0.45)	$(0.24)

NOTE Q – OTHER DEBT

We currently owe a vendor approximately $0.7 million as a trade payable. This trade payable bears a simple annual interest rate of 12%. As collateral, they were granted a primary lien on certain items of our marine equipment. The carrying value of this equipment is zero. This agreement matured in August of 2018. During the three-months ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. We recorded a gain of approximately $0.9 million from the cash proceeds alone. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor has consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in possession of Magellan, we then have a contingent liability to Magellan in the amount of $0.5 million for two of the key assets.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2018, 2019 and 2020

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Inventory reserve
2018	—	—	—	—	—
2019	—	—	—	—	—
2020	—	—	—	—	—
Accounts receivable reserve
2018	—	—	—	—	—
2019	—	—	—	—	—
2020	—	—	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 31, 2021	By:	/S/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ MARK D. GORDON	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 31, 2021
Mark D. Gordon

/S/ John D. Longley	President and Chief Operating Officer	March 31, 2021
John D. Longley

/S/ JAY A. NUDI	Chief Financial Officer (Principal Financial Officer)	March 31, 2021
Jay A. Nudi

/S/ John C. Abbott	Director	March 31, 2021
John C. Abbott

/S/ James S. Pignatelli	Director	March 31, 2021
James S. Pignatelli

/S/ JON D. SAWYER	Director	March 31, 2021
Jon D. Sawyer

/S/ Mark B. Justh	Lead Director	March 31, 2021
Mark B. Justh

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.6	Certificate of Withdrawal filed with the Nevada Secretary of State on June 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed July 6, 2016)

3.7	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed November 2, 2018)

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.2	Shipwreck Project Agreement with Gault Resources LLC dated February 11, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.3*	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.4**	Loan Agreement dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.5**	Promissory Note dated August 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 27, 2015)

10.6*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

10.7	Stock Purchase Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 13, 2015)

10.8	Promissory Note dated March 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 13, 2015)

10.9	Pledge Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 13, 2015)

10.10	Amendment No. 1 to Stock Purchase Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 15, 2015)

10.11	Amendment No. 1 to Promissory Note dated April 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 15, 2015)

10.12	Amendment No. 1 to Pledge Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 15, 2015)

10.13	Amendment No. 2 to Promissory Note dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2015)

10.14	Promissory Note dated October 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2015)

10.15	Acquisition Agreement dated December 10, 2015 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.16	Amendment to Promissory Notes dated December 10, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.17	Amendment No. 3 to Promissory Note dated December 15, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated March 18, 2016)

10.18	Convertible Promissory Note dated March 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2016)

10.19	Loan and Security Agreement dated April 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 21, 2016)

10.20	Convertible Promissory Note dated April 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 21, 2016)

10.21	Amended and Restated Note Purchase Agreement dated October 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 6, 2016)

10.22	Note Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 15, 2017)

10.23	Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 15, 2017)

10.24	Second Amended and Restated Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed August 15, 2017)

10.25	Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed August 15, 2017)

10.26	Loan and Security Agreement and First Amendment to Loan Agreement dated April 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 26, 2018)

10.27	Promissory Note dated April 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 26, 2018)

10.28	Amended and Restated Loan and Security Agreement dated April 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed April 26, 2018)

10.29	Amended and Restated Convertible Promissory Note dated April 20, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed April 26, 2018)

10.30	Note and Warrant Purchase Agreement dated July 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 18, 2018)

10.31	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 18, 2018)

10.32	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed July 18, 2018)

10.33	First Amendment to Note and Warrant Purchase Agreement dated October 4, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed October 9, 2018)

10.34	Share Purchase Agreement dated April 9, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed July 26, 2019)

10.35	Second Amended and Restated International Claims Enforcement Agreement ( (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 22, 2020)

10.36	Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2019)

10.37	Note and Loan Agreement dated April 16, 2020 between Odyssey Marine Exploration, Inc. and Fifth Third Bancorp (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 22, 2020)

10.38	Loan Authorization, Note and Security Agreement dated May 16, 2020 and executed on June 26, 2020 between Odyssey Marine Exploration, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 30, 2020)

10.39	Third Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement dated August 14, 2020 among Odyssey Marine Exploration, Inc. and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 20, 2020)

10.40	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.41	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.42	Form of Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

21.1	Subsidiaries of the Registrant (filed herewith electronically)

23.1	Consent of Ferlita, Walsh, Gonzalez & Rodriguez, P.A., Independent Accountants (filed herewith electronically)

23.2	Consent of Warren Averett LLC, Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	XBRL Interactive Data File

*	Management contract or compensatory plan.
**	Portions of these exhibits have been omitted pursuant to a confidential treatment request. The omitted information has been filed separately with the Securities and Exchange Commission.