Form 10-Q
period 2021-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2021-05-17
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021.

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of April 30, 2021 was 13,023,330.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,234,822	$6,163,205
Accounts receivable and other, net	220,991	160,257
Other current assets	500,242	587,394

Total current assets	5,956,055	6,910,856

PROPERTY AND EQUIPMENT
Equipment and office fixtures	7,295,717	7,295,717
Right to use – operating lease, net	571,860	607,039
Accumulated depreciation	(7,289,832)	(7,287,999)

Total property and equipment	577,745	614,757

NON-CURRENT ASSETS
Investment in unconsolidated entity	2,627,117	2,370,794
Exploration license	1,821,251	1,821,251
Other non-current assets	41,806	41,806

Total non-current assets	4,490,174	4,233,851

Total assets	$11,023,974	$11,759,464

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,173,775	$1,463,668
Accrued expenses	23,779,961	21,174,005
Operating lease obligation	147,141	142,080
Loans payable	30,008,556	31,104,239

Total current liabilities	55,109,433	53,883,992

LONG-TERM LIABILITIES
Loans payable	12,146,029	11,489,029
Operating lease obligation	440,237	478,966
Deferred income and revenue participation rights	3,818,750	3,818,750

Total long-term liabilities	16,405,016	15,786,745

Total liabilities	71,514,449	69,670,737

Commitments and contingencies (NOTE H)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 13,023,330 and 12,591,084 issued and outstanding	1,302	1,259
Additional paid-in capital	240,049,578	237,505,357
Accumulated (deficit)	(268,854,680)	(265,134,462)

Total stockholders’ equity/(deficit) before non-controlling interest	(28,803,800)	(27,627,846)
Non-controlling interest	(31,686,675)	(30,283,427)

Total stockholders’ equity/(deficit)	(60,490,475)	(57,911,273)

Total liabilities and stockholders’ equity/(deficit)	$11,023,974	$11,759,464

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUE
Marine services	$35,354	$711,120
Operating and other	256,322	294,391

Total revenue	291,676	1,005,511

OPERATING EXPENSES
Marketing, general and administrative	1,291,614	1,397,385
Operations and research	1,797,437	2,456,164

Total operating expenses	3,089,051	3,853,549

INCOME (LOSS) FROM OPERATIONS	(2,797,375)	(2,848,038)

OTHER INCOME (EXPENSE)
Interest expense	(2,380,476)	(1,335,618)
Loss in hybrid-instrument fair value	—	(203,115)
Other	54,385	42,049

Total other income (expense)	(2,326,091)	(1,496,684)

(LOSS) BEFORE INCOME TAXES	(5,123,466)	(4,344,722)
Income tax benefit (provision)	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(5,123,466)	(4,344,722)
Non-controlling interest	1,403,248	1,446,746

NET (LOSS)	$(3,720,218)	$(2,897,976)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.29)	$(0.30)

Weighted average number of common shares outstanding
Basic	12,610,924	9,517,664

Diluted	12,610,924	9,517,664

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT) - Unaudited

	Three-month Period Ended March 31, 2021
	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2020	$1,259	$237,505,357	$(265,134,462)	$(30,283,427)	$(57,911,273)

Share-based compensation	1	281,687			281,688
Common stock issued for converted convertible debt	41	1,448,656			1,448,697
Common stock issued for services	1	99,999			100,000
Sale of subsidiary equity		713,879			713,879
Net (loss)			(3,720,218)	(1,403,248)	(5,123,466)

March 31, 2021	$1,302	$240,049,578	$(268,854,680)	$(31,686,675)	$(60,490,475)

	Three-month Period Ended March 31, 2020
	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2019	$948	$221,027,057	$(250,322,307)	$(24,003,114)	$(53,297,416)

Share-based compensation	6	383,758			383,764
Fair value of warrants issued		796,812			796,812
Net (loss)			(2,897,976)	(1,446,746)	(4,344,722)

March 31, 2020	$954	$222,207,627	$(253,220,283)	$(25,449,860)	$(56,461,562)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(5,123,466)	$(4,344,722)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Investment in unconsolidated entity	(256,323)	—
Depreciation and amortization	1,833	2,760
Note payable interest accretion	(45,204)	(54,890)
Financed lender fee amortization	28,982	8,511
Right of use amortization	35,179	32,063
Share-based compensation	281,687	105,162
Change in derivative liability fair value	—	203,115
(Increase) decrease in:
Accounts receivable	(60,734)	(201,013)
Other assets	87,152	46,862
Increase (decrease) in:
Accounts payable	389,674	676,166
Accrued expenses and other	3,230,064	2,019,293

NET CASH (USED) BY OPERATING ACTIVITIES	(1,431,156)	(1,506,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	1,869,677
Operating lease liability reduction	(33,668)	(29,127)
Sale of subsidiary equity	713,879	—
Repayment of debt obligations	(177,438)	(109,958)

NET CASH PROVIDED BY FINANCING ACTIVITIES	502,773	1,730,592

NET INCREASE (DECREASE) IN CASH	(928,383)	223,899

CASH AT BEGINNING OF PERIOD	6,163,205	213,389

CASH AT END OF PERIOD	$5,234,822	$437,288

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Director compensation settled with equity	$100,000	$278,602
Accrued interest settled with common stock	$34,520	$—

Non-Cash Disclosure:

During the quarter ended March 31, 2020, we received $899,277 in non-cash financing pertaining to our Litigation financing as described in Note I: Note 9 – Litigation financing. The funder settled a portion of the Company’s litigation payables directly with the vendors. Related to this financing, we recorded a debt discount of $796,812 and a corresponding increase to additional paid in capital for the fair value of a certain warrant that was issued to the funder. We also incurred $200,000 of funder financed debt fees associated with this financing during the quarter ended March 31, 2020.

During the three-months ended March 31, 2021, we received $577,539 in non-cash financing associated with our litigation financing as described in Note I: Note 9 – Litigation financing. The funder paid this amount directly to vendors used in our NAFTA litigation support.

During March 2021, Epsilon Acquisitions LLC converted indebtedness of $1,448,697 at an exercise price of $3.52 into 411,562 shares of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2021 and 2020 and the results of operations and cash flows for the interim periods presented. Operating results for the three-month periods ended March 31, 2021 and 2021 are not necessarily indicative of the results that may be expected for the full year.

Accounting standards not yet applied

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in the update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.

The amendments in ASU No. 2020-06 affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in the update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in the update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The Company has not elected early adoption of this ASU No. 2020-06 at this time.

On October 31, 2018, the SEC adopted a final rule (“New Final Rule”) that will replace SEC Industry Guide 7 with new disclosure requirements that are more closely aligned with current industry and global regulatory practices and standards, including NI 43-101. Companies must comply with the New Final Rule for the company’s annual filing for first fiscal year beginning on or after January 1, 2021. Although early voluntary compliance with the New Final Rule is permitted, the Company has not elected early adoption of the New Final Rule at this time.

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

Reclassifications

Certain reclassifications have been made to the 2020 consolidated financial statements in order to conform to the classifications used in 2021. The reclassifications had no impact to operations or working capital.

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

The Company currently generates revenues from service contracts with customers. Currently, there are two sources of revenue, marine services and other services. The contracts for these services provide research, scientific services, marine operations planning, management execution and project management. These services are billed generally on a monthly basis and recognized as revenue as the services are performed. Revenue is recognized at a point in time as services are provided, as the customers simultaneously receive and consume the benefits provided by the Company each month. The Company generally does not receive any upfront consideration for these services, and there is no variable consideration for the services. Costs associated with both services include all direct consulting labor, and minimal supplies, and is charged to operations as a component of Operations and Research.

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

Exploration License

The Company follows the guidance pursuant to ASU 350, “Intangibles-Goodwill and Other” in accounting for its Exploration License (see NOTE E). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of the Accounting Standards Codification (“ASC”) for topic 360 for Property, Plant and Equipment.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. We did not have any impairments in 2021 or 2020.

Property and Equipment and Depreciation

Property and equipment is stated at historical cost. Depreciation is calculated using the straight-line method at rates based on the assets’ estimated useful lives which are normally between three and thirty years. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Items that may require major overhauls (such as marine equipment) that enhance or extend the useful life of these assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever was shorter. All other repairs and maintenance were accounted for under the direct-expensing method and are expensed when incurred.

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

For the three-months ended March 31, 2021 and 2020, the weighted average common shares outstanding year-to-date were 12,610,924 and 9,517,664, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the if-converted method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended

	March 31, 2021	March 31, 2020
Average market price during the period	$7.30	$3.81

In the money potential common shares from options excluded	22,493	22,493
In the money potential common shares from warrants excluded	3,481,314	120,000

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

		Three Months Ended
	Per share exercise price	March 31, 2020	March 31, 2020
Out of the money options excluded:
	$12.48	136,833	136,833
	$12.84	4,167	4,167
	$26.40	75,158	75,158

Out-of-the-money warrants excluded:
	$3.99	—	426,065
	$5.76	—	196,135
	$7.16	—	700,000

Total excluded		216,158	1,538,358

The common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended

	March 31, 2021	March 31, 2020
Potential common shares from unvested restricted stock awards excluded from EPS	447,164	343,353

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended

	March 31, 2021	March 31, 2020
Net income (loss)	$(3,720,218)	$(2,897,976)

Numerator, basic and diluted net income (loss) available to stockholders	$(3,720,218)	$(2,897,976)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	12,610,924	9,517,664

Common shares outstanding for basic	12,610,924	9,517,664

Shares used in computation – diluted:
Common shares outstanding for basic	12,610,924	9,517,664

Shares used in computing diluted net income per share	12,610,924	9,517,664

Net (loss) per share – basic	$(0.29)	$(0.30)
Net (loss) per share – diluted	$(0.29)	$(0.30)

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

NOTE C – ACCOUNTS RECEIVABLE AND OTHER

Our accounts receivable consist of the following:

	March 31, 2021	December 31, 2020
Related party	220,956	160,220
Other	35	37

Total accounts receivable and other	$220,991	$160,257

We perform services for a deep-sea mineral exploration company in which our past Chairman of the Board, Greg Stemm, has a controlling ownership interest (See NOTE D). At March 31, 2021 and December 31, 2020, the company owed us $220,956 and $134,452, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

We currently provide services to a deep-sea mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm, Odyssey’s past Chairman of the Board. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of Mr. Stemm’s consulting agreement at that time. We are providing these services pursuant to a Master Services Agreement that provides for back-office services in exchange for a recurring monthly fee as well as other deep-sea mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the 2021 year to date, we invoiced CIC a total of $291,676, which was for technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See NOTE C for related accounts receivable at March 31, 2021 and December 31, 2020 and NOTE F for our investment in an unconsolidated entity.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

NOTE E – EXPLORATION LICENSE

On July 9, 2019 we acquired a 79.9% interest in Bismarck Mining Corporation (PNG) Limited (“Bismarck”), a Papua New Guinea company that was organized for the purpose of exploring the deep waters off the coast for precious metals. We evaluated the transaction under ASU 2017-01 Business Combinations (Topic 805) and determined that Bismarck did not meet the definition of a business, so the transaction represented an acquisition of assets rather than a business combination. Asset acquisitions do not give rise to goodwill. Rather, the sum of the fair value of the consideration given, together with transaction costs is allocated to the individual assets acquired and liabilities assumed based on their relative fair values which were more clearly evident and, thus, more reliably measurable at the date of acquisition under ASC 805-50-30-2 Initial Measurement. In the future, the recoverability will be tested whenever events or changes in circumstances indicate that its carrying amount may not be recoverable per the guidance of ASC 360-10-35-21 Subsequent Measurement. Management has considered whether any triggering events occurred that would cause impairment. Management did not identify any triggering events thus there is no impairment for the three-month period ended March 31, 2021.

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

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of March 31, 2021, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

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

CIC LLC

In 2018, we began providing services to CIC LLC (see NOTE D). This company is pursuing deep water mining permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a VIE consistent with ASU 2015-2. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At March 31, 2021 and December 31, 2020, the accumulated investment in the entity was $2,627,117 and $2,370,794, respectively, which is classified as an investment in unconsolidated entity in our consolidated balance sheets.

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

NOTE G - INCOME TAXES

During the three-month period ended March 31, 2021, we generated a federal net operating loss (“NOL”) carryforward of $4.2 million and generated $1.4 million of foreign NOL carryforwards. As of March 31, 2021, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $201.1 million and net operating loss carryforwards for foreign income tax purposes of approximately $63.2 million. The federal NOL carryforwards from 2005 thru 2017 will expire in various years beginning in 2025 and ending through the year 2036.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at March 31, 2021. As required by the Accounting for Income Taxes topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of March 31, 2021. There was no U.S. income tax expense for the three months ended March 31, 2021 due to the generation of net operating losses.

The increase in the valuation allowance as of March 31, 2021 is due to the generation of approximately $297,142 in net operating loss year-to-date.

The change in the valuation allowance is as follows:

March 31, 2021	$69,157,126
December 31, 2020	68,859,984

Change in valuation allowance	$297,142

Our estimated annual effective tax rate before the valuation allowance as of March 31, 2021 is 7.99% while our March 31, 2021 effective tax rate is 0.0% because of the full valuation allowance.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, or completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015.

Our 2021 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.3 million (See NOTE J). These proceeds, coupled with the anticipated cash inflows are expected to provide operating funds through early 2022.

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

Our consolidated non-restricted cash balance at March 31, 2021 was $5.2 million. We have a working capital deficit at March 31, 2021 of $49.2 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $11.0 million at March 31, 2021, which includes cash of $5.2 million, and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

At March 31, 2021, the ROU asset and lease obligation were, $421,397 and $433,145, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2021	111,109
2022	151,965
2023	156,524
2024	92,884

$512,482

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

At March 31, 2021, the ROU asset and lease obligation were, $150,463 and $154,233, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2021	37,832
2022	51,827
2023	53,382
2024	40,930

$183,971

We have recognized approximately $41,000 and $54,000 in rent expense associated with these leases for the three-month periods ended March 31, 2021 and 2020, respectively.

NOTE I –LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following carrying values at:

	March 31, 2021	December 31, 2020

Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	—	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,366	1,099,366
Note 8 – Promissory note	1,150,180	1,245,863
Note 9 – Litigation financing	11,625,729	10,968,729
Note 10 – Payroll Protection Program	370,400	370,400
Note 11 – Emergency Injury Disaster Loan	149,900	149,900
Note 12 – Vendor note payable	484,009	484,009

	$42,154,585	$42,593,268

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

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced to $1.00 per share. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three months ended March 31, 2021 and 2020 interest expense in the amount of $141,315 and $142,885, respectively, was recorded. The outstanding interest-bearing balance of these Notes was $2.8 million at March 31, 2021 and December 31, 2020, respectively.

Note 2 – Monaco 2016

In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of March 31, 2021 and December 31, 2020 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in (a) one-half of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 days after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations

ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three months ended March 31, 2021 and 2020 interest expense in the amount of $65,988 and $66,721, respectively, was recorded.

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

Note 3 – MINOSA

On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at March 31, 2021 and December 31, 2020, respectively. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three months ended March 31, 2021 and, 2020, interest expense in the amount of $290,959 and $294,191, respectively, was recorded.

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

Loan modification (October 1, 2016)

On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million evidenced by secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $3.0 million already advanced) under this Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2017, Epsilon assigned Tranche 4 and 5 totaling $2,000,000 of this debt to MINOSA under the same terms as the original debt. See Note – MINOSA 2 below for further detail. On March 30, 2021, Epsilon converted the aggregate indebtedness related to Tranche 3 totaling $1,448,697 into 411,562 shares of our common stock at an exercise price of $3.52 per share.

As an inducement for the issuance of the additional $3.0 million of promissory notes, we also delivered to Epsilon a common stock purchase warrant (the “Warrant”) pursuant to which Epsilon has the right to purchase up to 120,000 shares of our common stock at an exercise price of $3.52 per share, which exercise price represents the five-day volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the day on which the Warrant was issued. Epsilon may exercise the Warrant in whole or in part at any time during the period ending October 1, 2021. The Warrant includes a cashless exercise feature and provides that, if Epsilon is in default of its obligations to fund any advance pursuant to and in accordance with the Restated Note Purchase Agreement, then, thereafter, the maximum aggregate number of shares of common stock that may be purchased under the Warrant shall be the number determined by multiplying 120,000 by a fraction, (a) the numerator of which is the aggregate principal amount of advances that have been extended to the OME by Epsilon pursuant to the Restated Note Purchase Agreement on or after the date of the Warrant and prior to the date of such failure and (b) the denominator of which is $3.0 million. During November 2020, Epsilon exercised this warrant using the cashless exercise feature. This exercise resulted in the issuance of 56,228 of our common shares and the forfeiture of the right to acquire the remaining 63,772 common shares.

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

The Warrant’s fair value was calculated using the Black-Scholes-Merton (“BSM”) pricing model. The aggregate fair value of the Warrant totaled $303,712. Because the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended March 31, 2021 and 2020 interest expense in the amount of $34,520 and $24,931, respectively, was recorded.

Term Extension (March 21, 2017)

On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, because Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the principal indebtedness at March 31, 2021 was zero and at December 31, 2020 was $1.0 million.

Note 5 – SMOM

On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. During January 2021, this Loan Agreement was amended by increasing the interest rate to 18%, effective January 1, 2021. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at March 31, 2021 and December 31, 2020 was $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three months ended March 31, 2021 and 2020, interest expense in the amount of $155,343 and $87,260, respectively, was recorded.

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

Note 6 – MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At March 31, 2021 and December 31, 2020, the outstanding principal balance, including the Epsilon assignment, was $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.41 per share. During December 2017, MINOSA transferred this debt to its parent company.

This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three months ended March 31, 2021 and 2020, interest expense in the amount of $124,520 and $125,903, respectively, was recorded.

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

Note 7 – Monaco 2018

During the period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at March 31, 2021 and December 31, 2020. The indebtedness bears interest at 10.0% percent per year. During January 2021, this loan agreement was amended by increasing the interest rate to 18%, effective January 1, 2021. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three months ended March 31, 2021 and 2020, interest expense in the amount of $64,893 and $32,776, respectively, was recorded.

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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021 and 2020, interest expense in the amount of $25,234 and $23,555, respectively, was recorded.

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

The modification of the Notes and the issuance of the warrants, were evaluated under ASC 470-50-40, “Debt Modification and Extinguishments.” By applying the guidance, the Notes were determined to be substantially different and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on extinguishment of approximately $777,500, which included the fair value of the warrants given as consideration for the modification. The premium of $358,497 is being amortized over the remaining life of the debt. The related amortization for the three months ended March 31, 2021 and 2020 was $95,683 and $71,606, respectively. The unamortized premium at March 31, 2021 and December 31, 2020 was $100,180 and $195,862, respectively.

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

Upon exhaustion of the Phase I Investment Amount, the Claimholder will have the option to request Tranche A of the Phase II Investment Amount, consisting of funding up to $3.5 million (“Tranche A Committed Amount”). Upon exhaustion of the Tranche A Committed Amount, the Claimholder will have the option to request Tranche B of the Phase II Investment Amount, consisting of funding of up to $1.5 million (“Tranche B Committed Amount”). The Claimholder must exercise its option to receive the Tranche A Committed Amount in writing, no less than thirty days before submitting a Funding Request to the Funder under Tranche A. The Claimholder must exercise its option to receive the Tranche B Committed Amount in writing within forty-five days after the exhaustion of the Tranche A Committed Amount. Pursuant to the Agreement, the Claimholder agreed that, upon exercising the Claimholder’s option to receive funds under Phase I, Tranche A of Phase II, or Tranche B of Phase II, the Funder will be the sole source of third-party funding for the specified fees and expenses of the Subject Claim under each respective phase and tranche covered by the option exercised, and the Claimholder will obtain funding for such fees and expenses, only as set forth in the Agreement. The Funder was due closing fee of $80,000 for the Phase I Investment Amount, and $80,000 for the Phase II Investment Amount to pay third parties in connection with due diligence and other administrative and transaction costs incurred by the Funder prior to and in furtherance of execution of the Agreement.

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

For the three months ended March 31, 2021 and 2020, interest expense in the amount of $1,505,032 and $591,871, respectively, was recorded. For the three months ended March 31, 2021 and 2020, we recorded $50,479 and $16,716, respectively, of interest expense from the amortization of the debt discount and $28,982 and $8,511 interest from the fee amortization, respectively. The March 31, 2021 and December 31,2020 carrying value of the debt is $11,625,729 and $10,968,729, respectively, and is net of unamortized debt fees of $318,804 and $347,786, respectively, as well as the net unamortized debt discount of $840,484 and $890,962, respectively, associated with the fair value of the warrant. The total face value of this obligation at March 31, 2021 and December 31, 2020 was $12,785,016 and 12,207,477, respectively.

Note 10 – Payroll protection program

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

The Loan, which is evidenced by promissory note issued by us (the “Promissory Note”), has a two-year term, matures on April 16, 2022, and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Odyssey may prepay the principal of the Loan at any time without incurring any prepayment charges. For the three months ended March 31, 2021, we recorded interest expense in the amount of $941.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 16, 2020, and at least 75% of any forgiven amount has been used for covered payroll costs. During June 2020, the 75% requirement was reduced to 60% and the eight-week period was amended to a 24 week period. Any forgiveness of the Loan will be subject to approval by the SBA and Fifth Third and will require us to apply for such treatment. We applied for 100% forgiveness with Fifth Third Bank during March 2021.

Note 11 – Emergency Injury Disaster Loan

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

Note 12 – Vendor note payable

We currently owe a vendor $484,009 as an interest-bearing trade payable. This trade payable bears simple annual interest at a rate of 12%. As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August 2018. During the period ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in Magellan’s possession, we would then have a contingent liability to Magellan in the amount of $0.5 million for two of the key assets. For the three months ended March 31, 2021 and 2020, we recorded interest expense in the amount of $14,321 and $14,480, respectively.

NOTE J – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

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

Warrants

In conjunction with the Note and Warrant Purchase Agreement related to Note 8 – Operating loan 2018 in NOTE H, we originally issued warrants to purchase an aggregate of 65,625 shares of common stock in connection with the notes that were issued. These warrants had an expiration date of July 21, 2021, an exercise price of $12.00, and were exercisable to purchase 65,625 shares of our common stock. On July 8, 2019 we entered into a Second Amendment to Note and Warrant Purchase Agreement and Warrant Modification Agreement. As a result, the lenders now hold warrants to purchase an aggregate of 196,135 shares of our common stock at an exercise price of $5.756 per share. These warrants are exercisable at any time until July 12, 2024. On August 14, 2020, this loan was modified and extended to July 12, 2021. In conjunction with the extension, the lenders received warrants to purchase an aggregate of 131,996 shares of our common stock at $4.67 per share. These warrants expire on August 14, 2023.

Included in the Restated Agreement as described in NOTE I, Note 9 – Litigation financing, during 2019, we issued a warrant allowing the lender to purchase up to 551,378 shares of our common stock at $3.99. The warrant is contingently exercisable and will become exercisable on the date on which we cease the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claims or the date on which Proceeds are deposited into the Escrow Account. The warrant has a five-year life that commences on the date it becomes exercisable.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three-month period ended March 31, 2021 and 2020, was $281,687 and $105,162, respectively.

We did not grant stock options to employees or outside directors in the three-months ended March 31, 2021 or 2020. If options were granted, their values would be determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.

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

NOTE K – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

NOTE L – REVENUE PARTICIPATION RIGHTS

The Company’s participating revenue rights consisted of the following at:

	March 31, 2021	December 31, 2020
“Seattle” project	62,500	62,500
Galt Resources, LLC (HMS Victory project)	3,756,250	3,756,250

Total revenue participation rights	$3,818,750	$3,818,750

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

The participation rights balance will be amortized under the units of revenue method once management can reasonably estimate potential revenue for this project. The RPCs for the “Seattle” project do not have a termination date; therefore, these liabilities will be carried on the books until revenue is recognized from the project or we permanently abandon the project.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of our financial condition and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2020. Only projects material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

Our subsea project portfolio contains multiple projects in various stages of development throughout the world and across different mineral resources. We are regularly adding new projects through the development of new deposits, acquisition of mineral rights/deposits and through a leveraged contracting model, which allows the company to earn equity in deep-sea mineral projects.

With respect to mineral deposits, SEC Industry Guide 7 outlines the Securities and Commission’s basic mining disclosure policy and what information may be disclosed in public filings. The SEC has adopted amendments to the property disclosure requirements for mining registrants that must be complied with in the annual filing for the full fiscal year beginning after January 1, 2021.

Subsea Mineral Mining Exploration Projects

ExO Phosphate Project:

The “Exploraciones Oceanicas” Phosphate Project is a rich deposit of phosphate sands located 70-90 meters deep within Mexico’s Exclusive Economic Zone. This deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a standard dredging operation). The product will be attractive to Mexican and other world producers of fertilizers and can provide important benefits to Mexico’s agricultural development.

The deposit lies within an exclusive mining concession licensed to the Mexican company Exploraciones Oceánicas S. de R.L. de CV (ExO). Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) owns 99.99% of ExO, and Odyssey owns 56.29% of Oceanica through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”).

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

•	Dredging limited to less than one square kilometre each year, which means the project would operate in only a tiny proportion of the concession area each year.

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

Mexico filed its counter-memorial on February 23, 2021 which is available on the International Centre for Settlement of Investment Disputes (ICSID) website. The NAFTA hearing is scheduled to take place in January 2022 unless settled earlier by the parties.

On June 14, 2019, Odyssey executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the $6.5 million availability increased to $10.0 million (See NOTE I – Litigation Financing). In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received.

LIHIR Gold Project:

The exploration license for the Lihir Gold Project covers a subsea area that contains at least five prospective gold exploration targets in two different mineralization types: seamount-related epithermal and modern placer gold. Two subaqueous debris fields within the area are adjacent to the terrestrial Ladolam Gold Mine and are believed to have originated from the same volcanogenic source. The resource lies 500-2,000 meters deep in the Papua New Guinea Exclusive Economic Zone off the coast of Lihir Island, adjacent the location of one of the world’s largest know terrestrial gold deposits.

We have a 79.9% interest in Bismarck Mining Corporation, Ltd, the Papua New Guinea company that holds the exploration license for the project.

Previous exploration expeditions in the license area, including a survey conducted by Odyssey, indicate a polymetallic resource with commercially viable gold content likely exists.

Odyssey is presently awaiting renewal of an existing exploration permit. Once this renewal is granted, we plan to execute the Exploration Plan for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. We have met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work is being planned for 2021.

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

Further development of this project is dependent on the characterization of any present resources during exploration and license approvals.

CIC Project:

Odyssey is a member of the CIC Consortium, which is seeking an exploration license in an island nation’s Exclusive Economic Zone. The CIC Consortium was founded and is led by Odyssey co-founder and former CEO, Greg Stemm, and includes Royal Boskalis Westminster NV and Odyssey Marine Exploration.

Through a wholly owned subsidiary, we have already earned 16 million shares (representing approximately 12.6% of current outstanding shares of this project) through the provision of services related to resource assessment, project planning, research and project management, and Odyssey has an option to acquire an additional 4 million shares.

Odyssey receives cash and equity for services rendered to this venture, see NOTE D.

Critical Accounting Policies and Changes to Accounting Policies

There have been no material changes in our critical accounting estimates since December 31, 2020.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three-months ended March 31, 2021, compared to three-months ended March 31, 2020.

Increase/(Decrease)			2021 vs. 2020
(Dollars in millions)	2021	2020	$	%
Total revenues	$0.3	$1.0	$(0.7)	71%

Marketing, general and administrative	1.3	1.4	(0.1)	8%
Operations and research	1.8	2.5	(0.7)	27%

Total operating expenses	$3.1	$3.9	$(0.8)	20%

Other income (expense)	$(2.3)	$(1.5)	$0.8	55%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.4	$1.4	$0.0	3%

Net income (loss)	$(3.7)	$(2.9)	$0.8	28%

Revenue

Revenue is primarily generated through the sale of technical and deep-sea mineral marine services either through expedition charters or for the services from our crew or equipment that are on a fee or cost-plus basis. Total revenue in the current quarter was $0.3 million, a $0.7 million decrease compared to the same period a year ago. Revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. In the prior year, we delivered marine services to two companies, one of which is a deep-sea mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D), whom we consider to be a related party. A primary reason for the $0.7 million reduction was that the long-term project we were engaged on the last two years reached its life expectancy in the latter half of 2020.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expense decreased $0.1 million to $1.3 million for the three-month period ended March 31, 2021 compared to $1.4 million from the same period in the prior year. The key items contributing to this $0.1 million reduction was a decrease of $0.1 million in employee incentives and compensation. An increase of non-cash long term incentive share-based compensation of $0.2 million. A reduction of $0.2 million of out-sourced professional corporate services, including legal, accounted for the remaining decrease.

Operations and research expenses are primarily focused around deep-sea mineral exploration which include minerals research, scientific services, marine operations and project management. Operations and research expenses decreased by $0.7 million from 2020 to 2021 primarily as a result of the following items: (i) a $0.1 million decrease in financed litigation costs directly associated with our NAFTA litigation pursuit, (ii) a $0.5 million decrease in our marine services project contract labor and (iii) a $0.1 million savings in marine services operational overhead reductions.

Other Income and Expense

Other income and expense generally consists of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense was $2.3 million and $1.5 million in net expenses for 2021 and 2020, respectively, resulting in a net expense increase of $0.8 million. This variance was primarily attributable to a $0.2 million decrease in the loss from change in derivative fair value of hour hybrid debt instrument due to this instrument was fully converted to shares of our common stock in December 2020 and a $1.0 million increase in interest expense in connection to our NAFTA litigation funding.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2021 or 2020.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the first quarter of 2021 was $1.4 million as compared to same amount of $1.4 million in the first quarter of 2020.

Liquidity and Capital Resources

	Three-Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Summary of Cash Flows:
Net cash (used) by operating activities	$(1,431)	$(1,507)
Net cash (used) provided by investing activities	—	—
Net cash provided by financing activities	503	1,731

Net (decrease) increase in cash and cash equivalents	$(928)	$224

Beginning cash and cash equivalents	6,163	213

Ending cash and cash equivalents	$5,235	$437

Discussion of Cash Flows

Net cash used by operating activities for the first three months of 2021 was $1.4 million. This represents an approximate $0.1 million decrease in use of funds when compared to the use of 1.5 million in the same period of 2020. The net cash used by operating activities reflected a net loss before non-controlling interest of $5.1 million offset in part by non-cash items of $0.8 million, which primarily includes an investment in unconsolidated entity of $0.3 million, share-based compensation of $0.3 million and other assets of $0.8 million, which includes items such as amortization of financed lender fees, depreciation and interest accretion. Other operating activities resulted in an increase in working capital of $3.6 million. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2021 comprised the $3.6 million.

Cash flows used by investing activities for the first three months of 2021 and 2020 were zero. We did not have any related investing cash flow activity for these periods.

Cash flows provided by financing activities for the first three months of 2021 were $0.5 million. The $0.5 million is comprised of $0.7 million received from the sale of equity in our subsidiary offset by outflows of less than $0.1 million for our lease obligation payment and payments of $0.2 million for other debt obligation payments.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2021, we had cash and cash equivalents of $5.2 million, a decrease of $1.0 million from the December 31, 2020 balance of $6.2 million. Epsilon converted its indebtedness comprised of $1.0 million of principal and $0.4 million of interest into 411,562 shares of our common stock, see NOTE I. Our litigation funder paid, on our behalf, $0.6 million of amounts due to vendors who are supporting our NAFTA litigation.

Financial debt of the company, excluding any derivative, hybrid-debt fair value accounting or beneficial conversion feature components of such, was $43.2 million at March 31, 2021 and $43.2 million at December 31, 2020.

Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (TFJA) in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA). On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. We continue to work diligently and in good faith with Mexico’s current administration to achieve an equitable resolution of this dispute, but we are prepared to proceed with the full NAFTA arbitration process if necessary, see ExO Phosphate Project in ITEM 2 above for further detail.

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

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at March 31, 2021 was $14.75 million.

The obligation to repay the loans is evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bears interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), is secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. In addition, OME and the Lender entered into a call option agreement (the “Oceanica Call”), pursuant to which OME granted the Lender an option to purchase the 54.0 million shares of Oceanica held by OME for an exercise price of $40.0 million at any time during the one-year period after the Oceanica Call was executed and delivered by the parties. The Oceanica Call option expired on March 11, 2016 without being executed or extended. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of:

(i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to our phosphate deposit project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) March 30, 2016; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016, the agreements with MINOSA and Penelope were further amended and extended the maturity date of the loan to March 18, 2017(see NOTE I).

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

Amendment and Restatement (January 31, 2020)

On January 31, 2020, the Claimholder and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the “Restated Agreement”). The material terms and provisions that were amended or otherwise modified are as follows:

•	The Funder has agreed to provide up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim;

•	A closing fee of $200,000 has been retained by the Funder in connection with due diligence and other transaction costs incurred by the Funder;

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

The March 31, 2021 and December 31,2020 carrying value of the debt is $11,625,729 and $10,968,729, respectively, and is net of unamortized debt fees of $318,804 and $347,786, respectively, as well as the net unamortized debt discount of $840,484 and $890,962, respectively, associated with the fair value of the warrant. The total face value of this obligation at March 31, 2021 and December 31, 2020 was $12,785,016 and 12,207,477, respectively.

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

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 16, 2020, and at least 75% of any forgiven amount has been used for covered payroll costs. During June 2020, the 75% requirement was reduced to 60% and the eight-week period was amended to a 24-week period. Any forgiveness of the Loan will be subject to approval by the SBA and Fifth Third and will require us to apply for such treatment. During March 2021, we applied for 100% forgiveness with Fifth Third.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, or completing the MINOSA/Penelope equity financing transaction approved by our stockholders on June 9, 2015.

Our 2021 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan which is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,989 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.3 million (See NOTE J). These proceeds, coupled with the anticipated cash inflows are expected to provide operating funds through early 2022.

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

Our consolidated non-restricted cash balance at March 31, 2021 was $5.2 million. We have a working capital deficit at March 31, 2021 of $49.2 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $11.0 million at March 31, 2021, which includes cash of $5.2 million, and the fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in the update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.

The amendments in ASU No. 2020-06 affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in the update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in the update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The Company has not elected early adoption of this ASU No. 2020-06 at this time.

On October 31, 2018, the SEC adopted a final rule (“New Final Rule”) that will replace SEC Industry Guide 7 with new disclosure requirements that are more closely aligned with current industry and global regulatory practices and standards, including NI 43-101. Companies must comply with the New Final Rule for the company’s annual filing for first fiscal year beginning on or after January 1, 2021. Although early voluntary compliance with the New Final Rule is permitted, the Company has not elected early adoption of the New Final Rule at this time.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting to date in 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not currently a defendant to any litigation. From time to time in the ordinary course of business, we may be subject to or may assert a variety of claims or lawsuits. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Investors should consider such risk factors prior to making an investment decision with respect to the Company’s securities.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 17, 2021	By:	/s/ Jay A. Nudi
Jay A. Nudi, as Chief Financial Officer, Chief Accounting Officer, and Authorized Officer (Principal Financial Officer)