Form 10-Q
period 2021-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2021-08-13
CIK 798528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021.
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
of the Exchange Act):
Yes  ☐             No
☒
The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of August 1, 2021 was 13,307,180.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,786,353	$6,163,205
Accounts receivable and other, net	257,721	160,257
Other current assets	325,758	587,394

Total current assets	5,369,832	6,910,856

PROPERTY AND EQUIPMENT
Equipment and office fixtures	7,293,393	7,295,717
Right to use – operating lease, net	535,832	607,039
Accumulated depreciation	(7,276,262)	(7,287,999)

Total property and equipment	552,963	614,757

NON-CURRENT ASSETS
Investment in unconsolidated entity	2,809,450	2,370,794
Exploration license	1,821,251	1,821,251
Other non-current assets	41,806	41,806

Total non-current assets	4,672,507	4,233,851

Total assets	$10,595,302	$11,759,464

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,743,428	$1,463,668
Accrued expenses	27,268,982	21,174,005
Operating lease obligation	152,330	142,080
Loans payable	29,919,240	31,104,239

Total current liabilities	60,083,980	53,883,992

LONG-TERM LIABILITIES
Loans payable	14,013,355	11,489,029
Operating lease obligation	400,531	478,966
Deferred income and revenue participation rights	—	3,818,750

Total long-term liabilities	14,413,886	15,786,745

Total liabilities	74,497,866	69,670,737

Commitments and contingencies (NOTE H)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 13,023,330 and 12,591,084 issued and outstanding	1,302	1,259
Additional paid-in capital	240,393,183	237,505,357
Accumulated (deficit)	(271,082,179)	(265,134,462)

Total stockholders’ equity/(deficit) before non-controlling interest	(30,687,694)	(27,627,846)
Non-controlling interest	(33,214,870)	(30,283,427)

Total stockholders’ equity/(deficit)	(63,902,564)	(57,911,273)

Total liabilities and stockholders’ equity/(deficit)	$10,595,302	$11,759,464

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUE
Service revenue and other	$182,334	$296,444	$438,656	$590,835
Expedition	—	223,525	35,354	934,646

Total revenue	182,334	519,969	474,010	1,525,481

OPERATING EXPENSES
Marketing, general and administrative	1,699,809	1,282,790	2,991,422	2,680,175
Operations and research	3,429,165	3,284,668	5,226,602	5,740,831

Total operating expenses	5,128,974	4,567,458	8,218,024	8,421,006

INCOME (LOSS) FROM OPERATIONS	(4,946,640)	(4,047,489)	(7,744,014)	(6,895,525)

OTHER INCOME (EXPENSE)
Interest expense	(2,629,253)	(1,561,697)	(5,009,729)	(2,897,315)
Loss in hybrid-instrument fair value	—	(222,100)	—	(425,215)
Other	3,820,199	8,760	3,874,583	50,808

Total other income (expense)	1,190,946	(1,775,037)	(1,135,146)	(3,271,722)

(LOSS) BEFORE INCOME TAXES	(3,755,694)	(5,822,526)	(8,879,160)	(10,167,247)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(3,755,694)	(5,822,526)	(8,879,160)	(10,167,247)
Non-controlling interest	1,528,195	1,723,903	2,931,443	3,170,649

NET (LOSS)	$(2,227,499)	$(4,098,623)	$(5,947,717)	$(6,996,598)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.17)	$(0.43)	$(0.46)	$(0.73)

Weighted average number of common shares outstanding
Basic	13,023,330	9,542,449	12,818,266	9,530,056

Diluted	13,023,330	9,542,449	12,818,266	9,530,056

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT) - Unaudited

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Non-controlling Interest	Total
March 31, 2021	$1,302	$240,049,578	$(268,854,680)	$(31,686,675)	$(60,490,475)

Share-based compensation	—	343,605	—	—	343,605

Net (loss)			(2,227,499)	(1,528,195)	(3,755,694)

June 30, 2021	$1,302	$240,393,183	$(271,082,179)	$(33,214,870)	$(63,902,564)

	Three Months Ended June 30, 2020
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
March 31, 2020	$954	$222,207,627	$(253,220,282)	$(25,449,861)	$(56,461,562)

Share-based compensation		105,162			105,162
Fair value of warrants issued		283,448			283,448
Net (loss)			(4,098,623)	(1,723,903)	(5,822,526)

June 30, 2020	$954	$222,596,237	$(257,318,905)	$(27,173,764)	$(61,895,478)

	Six Months Ended June 30, 2021
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2020	$1,259	$237,505,357	$(265,134,462)	$(30,283,427)	$(57,911,273)

Share-based compensation	1	625,292			625,293
Common stock issued for converted convertible debt	41	1,448,656			1,448,697
Common stock issued for services	1	99,999			100,000
Sale of subsidiary equity		713,879			713,879
Net (loss)	—		(5,947,717)	(2,931,443)	(8,879,160)

June 30, 2021	$1,302	$240,393,183	$(271,082,179)	$(33,214,870)	$(63,902,564)

	Six Months Ended June 30, 2020
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2019	$948	$221,027,057	$(250,322,307)	$(24,003,115)	$(53,297,417)

Share-based compensation	6	488,920			488,926
Fair value of warrants issue		1,080,260			1,080,260
Net (loss)	—		(6,996,598)	(3,170,649)	(10,167,247)

June 30, 2020	$954	$222,596,237	$(257,318,905)	$(27,173,764)	$(61,895,478)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six-Months Ended
	June 30 2021	June 30 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(8,879,160)	$(10,167,247)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Investment in unconsolidated entity	(438,656)	—
Depreciation and amortization	4,517	4,937
Financed lender fee amortization	60,545	21,277
Note payable interest accretion	(74,268)	(81,709)
Right of use amortization	71,207	64,860
Share-based compensation	625,293	210,324
Change in hybrid-instrument fair value	—	425,215
Deferred income	(3,818,750)	—
(Increase) decrease in:
Accounts receivable	(97,464)	(369,386)
Other assets	261,636	267,025
Increase (decrease) in:
Accounts payable	2,550,544	2,789,237
Accrued expenses and other	6,896,227	4,240,126

NET CASH (USED) BY OPERATING ACTIVITIES	(2,838,329)	(2,595,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,930)	—

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(13,930)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,184,295	2,886,154
Operating lease liability reduction	(68,185)	(58,988)
Sale of subsidiary equity	713,879	—
Payment of debt obligation	(354,582)	(221,503)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	1,475,407	2,605,663

NET INCREASE (DECREASE) IN CASH	(1,376,852)	10,322

CASH AT BEGINNING OF PERIOD	6,163,205	213,389

CASH AT END OF PERIOD	$4,786,353	$223,711

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Director compensation settled with equity	$100,000	$278,602
Accrued interest settled with common stock	$34,520	$—
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
During the six months ended June 30, 2021, we received

$
1,168,754
in
non-cash
financing associated with our litigation financing as described in Note I: Note
9
–
Litigation financing. The funder paid this amount directly to vendors used in our NAFTA litigation support.
During March 2021, Epsilon Acquisitions LLC converted indebtedness of $
1,448,697
at an exercise price of $
3.52
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
10-K
for the year ended December 31, 2020.
In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the interim periods presented. Operating results for the three and six-month
periods ended June 30, 2021, are not necessarily indicative of the results that may be expected for the full year.
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
The FASB recently issued ASU
2021-04
to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The guidance is effective for fiscal years beginning after Dec. 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company has not elected early adoption of this ASU.
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

Exploration License
The Company follows the guidance pursuant to ASU 350, “
Intangibles-Goodwill and Other
” in accounting for its Exploration License (see NOTE E). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of the Accounting Standards Codification (“ASC”) for topic 360 for Property, Plant and Equipment
.
Long-Lived Assets
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
and
thirty years
. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Items that may require major overhauls (such as marine equipment) that enhance or extend the useful life of these assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever was shorter. All other repairs and maintenance were accounted for under the direct-expensing method and are expensed when incurred.
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
For the six months ended
 J
une 30, 2021 and 2020, the weighted average common shares outstanding year-to-date
were
12,818,266
and
9,530,056
, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.
The potential common shares in the following tables represent potential common shares calculated using the if-converted
method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Average market price during the period	$6.55	$4.27	$6.91	$4.04

In the money potential common shares from options excluded	22,493	22,493	22,493	22,493
In the money potential common shares from warrants excluded	2,781,314	633,784	2,781,314	633,784

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six Months Ended
Per share exercise price	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Out of the money options excluded:
$12.48	136,833	136,833	136,833	136,833
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158

Out-of-the-money warrants excluded:
$7.16	700,000	700,000	700,000	700,000

Total excluded	916,158	916,158	916,158	916,158

The common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Potential common shares from unvested restricted stock awards excluded from EPS	497,350	343,353	497,350	343,353

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$(2,227,499)	$(4,098,623)	$(5,947,717)	$(6,996,598)

Numerator, basic and diluted net income (loss) available to stockholders	$(2,227,499)	$(4,098,623)	$(5,947,717)	$(6,996,598)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	13,023,330	9,542,449	12,818,266	9,530,056

Common shares outstanding for basic	13,023,330	9,542,449	12,818,266	9,530,056

Shares used in computation – diluted:
Common shares outstanding for basic	13,023,330	9,542,449	12,818,266	9,530,056

Shares used in computing diluted net income per share	13,023,330	9,542,449	12,818,266	9,530,056

Net (loss) per share – basic	$(0.17)	$(0.43)	$(0.46)	$(0.73)
Net (loss) per share – diluted	$(0.17)	$(0.43)	$(0.46)	$(0.73)
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
Derivatives and Hedging
, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.
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
At June 30, 2021 and December 31, 2020, the Company did not have any financial instruments measured on a recurring basis.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure through the date this Form
10-Q
is filed with the Securities and Exchange Commission.
NOTE C – ACCOUNTS RECEIVABLE AND OTHER
Our accounts receivable consists of the following:

	June 30, 2021	December 31, 2020
Related party	257,721	160,220
Other	—	37

Total accounts receivable and other	$257,721	$160,257

We perform services for a
deep-sea
mineral exploration company
 in which our past Chairman of the Board, Greg Stemm, has a controlling ownership interest (See NOTE D). At June 30, 2021 and December 31, 2020, the company owed us $257,721 and $134,452, respectively.
NOTE D – RELATED PARTY TRANSACTIONS
We currently provide services to a
deep-sea
mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm
, Odyssey’s past Chairman of the Board. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of Mr. Stemm’s consulting agreement at that time. We are providing these services pursuant to a Master Services Agreement that provides for back-office services in exchange for a recurring monthly fee as well as other deep-sea
mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the
2021
year to date, we invoiced CIC a total of $
474,010
, which was for technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See NOTE C for related accounts receivable at June
30
,
2021
and December
31
,
2020
and NOTE F for our investment in an unconsolidated entity.
The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.
NOTE E – EXPLORATION LICENSE
On July 9, 2019 we acquired
a 79.9% interest in Bismarck Mining Corporation (PNG) Limited (“Bismarck”), a Papua New Guinea company that was organized for the purpose of exploring the deep waters off the coast for precious metals. We evaluated the transaction under ASU
2017-01
Business Combinations (Topic 805) and determined that Bismarck did not meet the definition of a business, so the transaction represented an acquisition of assets rather than a business combination. Asset acquisitions do not give rise to goodwill. Rather, the sum of the fair value of the consideration given, together with transaction costs is allocated to the individual assets acquired and liabilities assumed based on their relative fair values which were more clearly evident and, thus, more reliably measurable at the date of acquisition under ASC
805-50-30-2
Initial Measurement
. In the future, the recoverability will be tested whenever events or changes in circumstances indicate that its carrying amount may not be recoverable per the guidance of ASC
360-10-35-21
Subsequent Measurement.
Management has considered whether any triggering events occurred that would cause impairment. Management did not identify any triggering events thus there is no impairment for the six-month
period ended June 30, 2021.
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
 $
14,000
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
14
% ownership in NMI. Our estimated share of unrecognized NMI equity-method losses is approximately $
21.3
 million. We have not recognized the accumulated $
21.3
 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $
21.3
 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero
because the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred from the calendar year of 2017 to current day to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.
Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares
. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of June
30
,
2021
, the net carrying value of our investment in NMI was
zero
in our consolidated financial statements.
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
CIC LLC
In 2018, we began providing services to CIC LLC (see NOTE D). This company is pursuing deep water exploration permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a variable interest entity (VIE) consistent with ASU 2015-2. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At June 30, 2021 and December 31, 2020, the accumulated investment in the entity was
$
2,809,450
and $
2,370,794
, respectively, which is classified as an investment in unconsolidated entity in our consolidated balance sheets. We reviewed the following items to assist in determining CIC LLC’s composition.
We account for the investments we make in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. This type of legal entity is referred to as a VIE.
We would consolidate the results of any such entity in which we determined we had a controlling financial interest. We would have a “controlling financial interest” in such an entity if we had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, we reassess whether we have a controlling financial interest in our investments we have in these legal entities.

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
NOTE G - INCOME TAXES
During the
six-month
period
ended June 30, 2021, we generated a federal net operating loss (“NOL”) carryforward of $5.9 million. As of June 30, 2021, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $204.0 million and net operating loss carryforwards for foreign income tax purposes of approximately $64.8 million. The federal NOL carryforwards from 2005 forward will expire in various years beginning in 2025 and ending through the year 2038.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at June 30, 2021. As required by the
Accounting for Income Taxes
topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of June 30, 2021. There was no U.S. income tax expense for the six months ended June 30, 2021 due to the generation of net operating losses.
The increase in the valuation allowance as of
June 30, 2021 is due to the generation of approximately $5.9 million in net operating loss
year-to-date.
The change in the valuation allowance is as follows:

June 30, 2021	$69,173,129
December 31, 2020	68,859,984

Change in valuation allowance	$313,145

Our estimated annual effective
tax rate before the valuation allowance as of June 30, 2021 is 5.265% while our June 30, 2021 effective tax rate is 0.0% because of the full valuation allowance.
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
The Company is due a payment upon settlement of a related legal case regarding a previously completed shipwreck recovery. A final settlement is expected in 2021 and the Company estimates the proceeds that would be retained by Odyssey would exceed $3.0 million. ASC 450
Contingencies
states gain contingencies are recorded when the underlying uncertainty has been settled and the asset has been realized. Accordingly, no amount has been recorded for the six-month
period ended June 30, 2021. Although the Company expects the settlement in 2021, no assurances can be provided as to the timing and amount of the proceeds.

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
Our 2021 business
plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,985 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.3 million (See NOTE J). These proceeds, coupled with other anticipated cash inflows, are expected to provide operating funds through early 2022.
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
Our consolidated
non-restricted

cash balance at June 30, 2021 was $
4.8
 million. We have a working capital deficit at June 30, 2021 of $
54.8
 million. Our largest loan of $
14.75
 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $
10.6
 million at June 30, 2021, which includes cash of $
4.8
 million. The fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
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
At June 30, 2021, the ROU
asset and lease obligation were, $394,457 and $407,331, respectively.
The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2021	74,680
2022	151,965
2023	156,524
2024	92,884

$476,053

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
At June 30, 2021, the ROU
asset and lease obligation were, $141,375 and $145,530, respectively.
The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2021	25,346
2022	51,827
2023	53,382
2024	40,930

$171,485

We have recognized
approximately $41,000 and $54,000 in rent expense associated with these leases for the three-month periods ended June 30, 2021 and 2020, respectively and approximately $81,000 and $108,000 in rent expense for the six

months
ended June 30, 2021 and 2020, respectively.
NOTE I –LOANS PAYABLE
The Company’s consolidated notes payable consisted of the following carrying values at:

	June 30, 2021	December 31, 2020
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	—	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,366	1,099,366
Note 8 – Promissory note	1,060,864	1,245,863
Note 9 – Litigation financing	13,493,055	10,968,729
Note 10 – Payroll Protection Program	370,400	370,400
Note 11 – Emergency Injury Disaster Loan	149,900	149,900
Note 12 – Vendor note payable	484,009	484,009

	$43,932,595	$42,593,268

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
to $1.00
per share. In October 2018, the parties executed a Forbearance Agreement that extended the period of this Share Purchase Option to a period of one
year after this indebtedness is repaid in full
. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three months ended June 30, 2021 and 2020 interest expense in the amount of $142,886 and $142,885, respectively, was recorded. For the six

months
ended June 30, 2021 and 2020 interest expense in the amount of $284,201 and $285,770, respectively, was recorded. The outstanding interest-bearing balance of these Notes was $2.8 million at June 30, 2021 and December 31, 2020, respectively.

Note 2 – Monaco 2016
In March 2016, Monaco
agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of June 30, 2021 and December 31, 2020 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in
(a) one-half
of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow
search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000
. In October of 2018, both parties executed a Forbearance Agreement that extended the Option’s 30 day period following a loan payoff to seven (7) months. During 2017, we sold a marine vessel to a related party of Monaco for
$650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.
Accounting considerations
ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $
456,250
was recorded. This BCF has been fully amortized as of March 31, 2018. For the three months ended June 30, 2021 and 2020 interest expense in the amount of $
66,721
and $
66,721
, respectively, was recorded. For the
six

months
ended June 30, 2021 and 2020 interest expense in the amount of $
132,709
and $
133,442
, respectively, was recorded.
Loan modification (December 2015)
In connection

with the Acquisition Agreement entered into with Monaco on December 10, 2015, Monaco agreed to modify certain terms of the
2014
loans as partial consideration for the purchase of assets. For the First Tranche ($
5,000,000
advanced on August 14, 2014),
Monaco agreed to cease interest as of December 10, 2015 and reduce the loan balance by
(i) the cash or other value received from the SS
Central America
shipwreck project (“SSCA”) or (ii) if the proceeds received from the SSCA project were insufficient to pay off the loan balance by
December 31, 2017
, then Monaco could seek repayment of the remaining outstanding balance on the loan by withholding Odyssey’s
21.25
% “additional consideration” in new shipwreck projects performed for Monaco in the future. For the Second Tranche ($
2,500,000
advanced on October 1, 2014), Monaco agreed to reduce the principal amount by $
2,200,000
leaving a new principal balance of $
300,000
and extension of maturity to
December 31, 2017
. For the Third Tranche ($
2,500,000
advanced on December 1, 2014), Monaco agreed to the extension of maturity to
December 31, 2017
.
On December 10, 2015, the Monaco call option related to the Oceanica shares held by us was extended until December 31, 2017.

Loan modification (March 2016)
In connection with

the $
1.825
 million loan agreement with Monaco in March 2016, the existing $
2.8
 million
2014
notes were modified. Of the combined total indebtedness of Monaco’s Note 1 and Note 2, Monaco can convert this debt into
3,174,603
shares of Oceanica at a fixed conversion price of $
1.00
per share, or $
3,174,603
. Any remaining debt in excess of $
3,174,603
is not convertible. Additionally, the modification eliminated Monaco’s option (“share purchase option”) to purchase
3,174,603
shares of Oceanica stock at a price of $
3.15
per share. The modification was analyzed under ASC 480
Distinguishing Liabilities from Equity
(“ASC 480”) to determine if extinguishment accounting was applicable. Under ASC
470-50-40-10
a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. In accordance with the extinguishment accounting guidance (a) the share purchase option was first marked to its pre-modification
fair value, (b) the new debt was recorded at fair value and (c) the old debt and share purchased option was removed. The difference between the fair value of the new debt and the sum of the pre-modification
carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC
470-50-40-2
indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain of $
1.2
 million was recognized in additional paid in capital upon extinguishment.
Note 3 – MINOSA
On March 11, 2015, in
connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at June 30, 2021 and December 31, 2020, respectively. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three months ended June 30, 2021 and, 2020, interest expense in the amount of $294,191 and $294,191, respectively, was recorded. For the six months ended June 30, 2021 and 2020 interest expense in the amount of
 $585,150 and $588,382, respectively, was recorded.

Accounting considerations
We have accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued. Prior to making the accounting allocation, we evaluated for proper classification under ASC 480
Distinguishing Liabilities from Equity
(“ASC 480”), ASC 815
Derivatives and Hedging
(“ASC 815”) and ASC 320
Property, Plant and Equipment
(“ASC 320”).
This debt

agreement did not contain any embedded terms or features that have characteristics of derivatives. The Oceanica Call Option is considered a freestanding financial instrument because it is both (i) legally detachable and (ii) separately exercisable. The Oceanica Call Option did not fall under the guidance of ASC 480. Additionally, it did not meet the definition of a derivative under ASC 815 because the option has a fixed value of $
40.0
 million and does not contain an underlying variable which is indicative of a derivative. This instrument is considered an option contract for a sale of an asset. The guidance applied in this case is ASC
360-20,
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

Based on the previous conclusions, we allocated the cash proceeds first to the debt at its present value using a market
rat
e of
15
%, which is management’s estimate of a market rate loan for the Company, with the residual allocated to the Oceanica Call Option, as follows:

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
Note 4 – Epsilon
On March 18, 2016

we entered into a Note Purchase Agreement (“Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). Pursuant to the Purchase Agreement, Epsilon loaned us $
3.0
 million in two installments of $
1.5
 million on March 31, 2016 and April 30, 2016. The indebtedness bears interest at a rate of
10
% per annum and was due on
March 18, 2017
. We were also responsible for $
50,000
of the lender’s out of pocket costs. This amount is included in the loan balance. In pledge agreements related to the loans, we granted security interests to Epsilon in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd. (“OME”), (b) all notes and other receivables from Oceanica and its subsidiary owed to the Odyssey Pledgors, and (c) all of the outstanding equity in OME.
Epsilon has the right to convert the outstanding indebtedness into shares of our common stock upon
75
days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $
5.00
per share, which represents the
five-day
volume-weighted average price of Odyssey’s common stock for the five trading day period ending on March 17, 2016. On January 25, 2017, Epsilon provided notice to us that it would convert the initial $
3.0
 million plus accrued interest per the Restated Note Purchase Agreement at $
5.00
per share in accordance with the terms of the agreement. The conversion and issuance of new shares was effective April 10, 2017 and included accrued interest of $
302,274
for a total
670,455
shares. Upon the occurrence and during the continuance of an event of default, the conversion price was to be reduced to $
2.50
per share. Following any conversion of the indebtedness, Penelope Mining LLC (an affiliate of Epsilon) (“Penelope”), may elect to reduce its commitment to purchase preferred stock of Odyssey under the Stock Purchase Agreement, dated as of March 11, 2015 (as amended, the “Stock Purchase Agreement”), among Odyssey, Penelope, and Minera del Norte, S.A. de C.V. (“MINOSA”) by the amount of indebtedness converted.
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
The Warrant’s
fair value was calculated using the Black-Scholes-Merton (“BSM”) pricing model. The aggregate fair value of the Warrant totaled $303,712. Because the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended June 30, 2021 and 2020 interest expense in the amount of $0 and $24,931, respectively, was recorded. For the six months ended June 30, 2021 and 2020 interest expense in the amount of
 $34,520 and $49,862, respectively, was recorded.
Term Extension (March 21, 2017)
On March 21, 2017
we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, because Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the principal indebtedness at June 30, 2021 was zero and at December 31, 2020 was $1.0 million.

Note 5 – SMOM
On May 3, 2017, we
entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. During January 2021, this Loan Agreement was amended by increasing the interest rate to 18%, effective January 1, 2021. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at June 30, 2021 and December 31, 2020 was $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three months ended June 30, 2021 and 2020, interest expense in the amount of $157,069 and $87,260, respectively, was recorded. For the six

months
ended June 30, 2021 and 2020 interest expense in the amount of $312,421 and $174,520, respectively, was recorded.
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
Note 6 – MINOSA 2
On August 10, 2017, we
entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility and Epsilon assigned $2.0 million of its debt to MINOSA. At June 30, 2021 and December 31, 2020, the outstanding principal balance, including the Epsilon assignment, was $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.35 per share. During December 2017, MINOSA transferred this debt to its parent company. On July 15, 2021, $404,633 of this debt with accumulated interest of $159,082 was transferred to a director of the Company. This indebtedness includes the conversion price of $4.35. This transaction was reviewed and approved by the independent members of the Company’s board of directors.
This debt agreement
did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three months ended June 30, 2021 and 2020, interest expense in the amount of $125,904 and $125,904, respectively, was recorded. For the six

months
ended June 30, 2021 and 2020 interest expense in the amount of $250,424 and $251,807, respectively, was recorded.

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
Note 7 – Monaco 2018
During the
period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at June 30, 2021 and December 31, 2020. The indebtedness bears interest at 10.0% percent per year. During January 2021, this loan agreement was amended by increasing the interest rate to 18%, effective January 1, 2021. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three months ended June 30, 2021 and 2020, interest expense in the amount of $68,583 and $35,018, respectively, was recorded. For the six months ended June 30, 2021 and 2020 interest expense in the amount of $133,476 and $67,794, respectively, was recorded.

Note 8 – Promissory note
On July 12, 2018, we
entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with two individuals (the “Lenders”), one of whom holds in excess of 5.0% of our outstanding common stock. Pursuant to the Purchase Agreement, the Lenders agreed to lend an aggregate of $1,050,000 to us, which was advanced in three tranches on July 12, 2018, $500,000, August 17, 2018, $300,000 and October 4, 2018, $250,000. The indebtedness is evidenced by secured convertible promissory notes (the “Notes”) and bears interest at a rate equal to 8.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Notes and all accrued interest and fees are due and payable on July 12, 2019. See
“
Term Extension (July 8, 2019)” below.
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
We determined
that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was $1.05 million at June 30, 2021 and December 31, 2020. For the three months ended June 30, 2021 and 2020, interest expense in the amount of $26,250 and $24,029, respectively, was recorded. For the six

months
ended June 30, 2021 and 2020 interest expense in the amount of $51,484 and $47,584, respectively, was recorded.
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
“Debt Modification and Extinguishments.” By applying the guidance, the Notes were determined to be substantially different and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on extinguishment of approximately $777,500, which included the fair value of the warrants given as consideration for the modification. The premium of $358,497 is being amortized over the remaining life of the debt. The related amortization for the three months ended June 30, 2021 and 2020 was $89,316 and $67,372, respectively and $184,999 and $138,978 for the six

months
ended June 30, 2021 and 2020, respectively. The unamortized premium at June 30, 2021 and December 31, 2020 was $10,864 and $195,862, respectively. Upon maturity of this indebtedness during July 2021, the Lenders converted the Note and interest totaling $1,325,581 into 283,850 shares of our common stock. The conversion price was $4.67 per share of common stock.
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
Third Amendment and Restatement (June 14, 2021)
On June
14, 2021, the Claimholder and the Funder entered into a Third Amended and Restated International Claims Enforcement Agreement (the “Third Restated Agreement”) relating to the Subject Claim. Under the terms of the Third Restated Agreement, the Funder has made and agreed to make Claims Payments in an aggregate amount not to exceed $25,000,000, an increas
e of $5.0 million (the “Incremental Amount”). The Third Restated Agreement requires the Claimholder to request $2.5 million of the Incremental Amount (the “First $2.5 Million”). Within 15 days after exhaustion of the First $2.5 Million, the Claimholder may either (a) request the remaining $2.5 Million (the “Second $2.5 Million”) of the Incremental Amount or (b) notify the Funder that the Claimholder has decided to self-fund the Second $
2.5
Million. We also incurred $80,000 in related fees which were treated as an additional advance. This Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.
For the three
months ended June 30, 2021 and 2020, interest expense in the amount of $1,754,970 and $771,273, respectively, was recorded. For the six

months
ended June 30, 2021 and 2020 interest expense in the amount of $3,259,492 and $1,346,428, respectively, was recorded. For the three months ended June 30, 2021 and 2020, we recorded $60,252 and $40,553, respectively, of interest expense from the amortization of the debt discount and $31,563 and $18,171 interest from the fee amortization, respectively. For the six

months
ended June 30, 2021 and 2020, we recorded $110,731 and $57,269, respectively, of interest expense from the amortization of the debt discount and $60,545 and $26,682 interest from the fee amortization, respectively. The June 30, 2021 and December 31,2020 carrying value of the debt is $13,493,055 and $10,968,729, respectively, and is net of unamortized debt fees of $367,241 and $347,786, respectively, as well as the net unamortized debt discount of $780,231 and $890,962, respectively, associated with the fair value of the warrant. The total face value of this obligation at June 30, 2021 and December 31, 2020 was $14,640,757 and 12,207,477, respectively.
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

The Loan, which
is evidenced by promissory note issued by us (the “Promissory Note”), has a two-year term,
matures on April 16, 2022, and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Odyssey may prepay the principal of the Loan at any time without incurring any prepayment charges. For the three months ended June 30, 2021 and 2020, interest expense in the amount of $941 and $772, respectively, was recorded. For the six

months
ended June 30, 2021 and 2020 interest expense in the amount of $1,864 and $772, respectively, was recorded. At June 30, 2021 and December 31, 2020, the outstanding principal balance was $370,400.
The Loan may
be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 16, 2020, and at least 75% of any forgiven amount has been used for covered payroll costs. During June 2020, the 75% requirement was reduced to 60%
and the eight-week period was amended to a 24 week period. Any forgiveness of the Loan will be subject to approval by the SBA and Fifth Third and will require us to apply for such treatment. We applied for 100% forgiveness with Fifth Third Bank during March 2021. In July 2021, we received communication from Fifth Third Bank and the SBA confirming 100% of this Loan was forgiven and paid in full effective July 1, 2021.
Note 11 – Emergency Injury Disaster Loan
On June 26, 2020, we executed the
standard loan documents required for securing an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”). The principal amount of the EIDL Loan is $149,900, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest of $731, are due monthly beginning 12 months from the date of the EIDL Loan. In early 2021, the SBA extended this 12 month period to 24 months setting the first payment due date in May 2022. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 16, 2020, the Loan Authorization and Agreement, dated May 16, 2020, and the Security Agreement, dated May 16, 2020, each between the SBA and the Company. For the three months ended June 30, 2021 and 2020, interest expense in the amount of $6,449 and $0, respectively, was recorded. For the six months ended June 30, 2021 and 2020 interest expense in the amount of $6,449 and $0, respectively, was recorded. At June 30, 2021 and December 31, 2020, the outstanding principal balance was $149,900.

Note 12 – Vendor note payable
We currently
owe a vendor $484,009 as an interest-bearing trade payable. This trade payable bears simple annual interest at a rate of 12%. The balance due was $484,009 at June 30, 2021 and December 31, 2020
.
As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August 2018. During the period ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in Magellan’s possession, we would then have a contingent liability to Magellan in the amount of
 $0.5
 million for two of the key assets. The Company subsequently received back one of the two key assets thus reducing the contingent liability to $0.3
million. For the three months ended June 30, 2021 and 2020, we recorded interest expense in the amount of

$14,322 and $14,480, respectively.
For the six months ended June 30, 2021 and 2020, we recorded interest expense in the amount of $28,803 and $28,961, respectively.
Accrued interest
Total accrued interest associated with our financings was $22,634,452 and $15,800,317 as of June 30, 2021 and December 31, 2020, respectively.
NOTE J – STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
On August 21, 2020, we
sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,985 shares of our common stock. The net proceeds received from sale, after offering expenses of $0.3 million, of which $0.2 million were withheld to cover fees, were $11.3 million. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase up to 0.6 shares of common stock. The purchase price for each unit was $4.543. The warrants have an exercise price of $4.75 per share of common stock and are exercisable at any time during the three-year period commencing six months after issuance.

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

The Investor’s option
to purchase the Series
AA-2
shares is subject to the closing price of the Common Stock on the NASDAQ market having been greater than or equal to $15.12 per share for a period of twenty (
20
) consecutive business days on which the NASDAQ market is open.
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
AA-2
Convertible Preferred Stock, par value $0.0001 per share (the “Series
AA-2
Preferred”), subject to stockholder approval which was received on June 9, 2015 and satisfaction of other conditions. Significant terms and conditions of the Series AA Preferred are as follows:
Dividends
. If and when the Company declares a dividend and any other distribution (including, without limitation, in cash, in capital stock (which shall include, without limitation, any options, warrants or other rights to acquire capital stock) of the Company, then the holders of each share of Series AA Preferred Stock are entitled to receive, a dividend or distribution in an amount equal to the amount of dividend or distribution received by the holders of common stock for which such share of Series AA Preferred Stock is convertible.
Liquidation Preference
. The Liquidation
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
Voting Rights
. The holders of Series AA Preferred will be entitled to one vote for each share of common stock into which the Series AA Preferred is convertible and will be entitled to notice of meetings of stockholders.
Conversion Rights
. At any time after the Preferred Shares have been issued, any holder of shares of Series AA Preferred may convert any or all of the shares of preferred stock into one fully paid and non-assessable
share of Common Stock.
Adjustments to Conversion Rights
. If Odyssey pays a dividend or makes a distribution on its common stock in shares of common stock, subdivides its outstanding common stock into a greater number of shares, or combines its outstanding common stock into a smaller number of shares, or if there is a reorganization, or a merger or consolidation of Odyssey with or into any other entity which results in a conversion, exchange, or cancellation of the common stock, or a sale of all or substantially all of Odyssey’s assets, then the conversion rights described above will be adjusted appropriately so that each holder of Series AA Preferred will receive the securities or other consideration the holder would have received if the holder’s Series AA Preferred had been converted before the happening of the event. The conversion price in effect from time to time is also subject to downward adjustment if we issue or sell shares of common stock for a purchase price less than the conversion price or if we issue or sell shares convertible into or exercisable for shares of common stock with a conversion price or exercise price less than the conversion price for the Series AA Preferred.

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
Warrants
In conjunction with the Note and Warrant Purchase Agreement related to Note 8 – Promissory note 2018 in NOTE I, we originally issued warrants to purchase an aggregate of 65,625 shares of common stock in connection with the notes that were issued. These warrants had an expiration date of July 21, 2021, an exercise price of $12.00, and were exercisable to purchase 65,625 shares of our common stock. On July 8, 2019 we entered into a Second Amendment to Note and Warrant Purchase Agreement and Warrant Modification Agreement. As a result, the lenders now hold warrants to purchase an aggregate of 196,135 shares of our common stock at an exercise price of $5.756 per share. These warrants are exercisable at any time until July 12, 2024. On August 14, 2020, this loan was modified and extended to July 12, 2021. In conjunction with the extension, the lenders received warrants to purchase an aggregate of 131,996 shares of our common stock at $4.67 per share. These warrants expire on August 14, 2023.

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
In conjunction
with our sale of shares common stock and warrants on August 21, 2020 as described above in Note J, we issued warrants to purchase up to 1,901,985 shares of our common stock. The warrants have an exercise price of $4.75 per share and are exercisable at any time during the three-year period commencing six months after issuance which is February 25, 2024.
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
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three month periods ended June 30, 2021 and 2020, was
 $343,605 and $105,162,
 respectively. The share-based compensation charged against income for the six-month periods ended June 30, 2021 and 2020 was
 $625,293 and $210,324, respectively.
We
did not
grant stock options to employees or outside directors in the three and six months ended June 30, 2021 or 2020. If options were granted, their values would be determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.
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
NOTE L – REVENUE PARTICIPATION RIGHTS
The Company’s participating revenue rights consisted of the following at:

	June 30, 2021	December 31, 2020
“Seattle” project	$—	62,500
Galt Resources, LLC (HMS Victory project)	—	3,756,250

Total revenue participation rights	$—	$3,818,750

“
Seattle
” project
In a
private placement that closed in September 2000, we sold “units” consisting of “
Republic”
Revenue Participation Certificates and Common Stock. Each $50,000 “unit” entitled the holder to 1% of the gross revenue generated by the now named “
Seattle
” project (formerly referred to as the “
Republic
” project), and 100,000 shares of Common Stock. Gross revenue is defined as all cash proceeds payable to us as a result of the “
Seattle
” project, excluding funds received by us to finance the project.
The participation rights balance were to be amortized under the units of revenue method once management was able to reasonably estimate potential revenue for this project. The RPCs for the “
Seattle
”
project do not have a termination date; therefore, these liabilities were to be carried on the books until revenue is recognized from the project or we permanently abandon the project, which was confirmed by management in June 2021. Therefore, the amount was written off and is included in Other income (expense) in our Consolidated Statements of Operations.

Galt Resources, LLC
In February 2011, we
entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any one project Galt selected prior to December 31, 2011. If the project is successful and generates sufficient proceeds, Galt will recoup their investment plus three times the investment. Galt’s investment return will be paid out of project proceeds. Galt will receive 50% of project proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. Subsequent to the original syndication deal, we reached an agreement permitting Galt to bifurcate their selection between two projects, the SS
Gairsoppa
and HMS
Victory
with the residual 1% on additional net proceeds assigned to the HMS
Victory
project only. The bifurcation resulted in $3,756,250 being allocated to each of the two projects. Therefore, Galt will receive 7.5125% of net proceeds from the HMS
Victory
project after they recoup their investment of $3,756,250 plus three times the investment. Galt has been paid in full for their share of the
Gairsoppa
project investment. There are no future payments remaining due to Galt for the
Gairsoppa
project. Based on the timing of the proceeds earmarked for Galt, the relative corresponding amount of Galt’s revenue participation right of $3,756,250 was amortized into revenue in 2012 based upon the percent of Galt-related proceeds from the sale of silver as a percentage of total proceeds that Galt earned under the revenue participation agreement ($15.0 million). There is no expiration date on the Galt deal for the HMS
Victory
project. If the archaeological excavation of the shipwreck is performed and insufficient proceeds are obtained, then the deferred income balance will be recognized as other income. If the archaeological excavation of the shipwreck is performed and sufficient proceeds are obtained, then the deferred income balance will be recognized as revenue. This project syndication agreement was mutually terminated in June 2021. Therefore, the carrying amount was written off to Other income (expense) in our Consolidated Statements of Operations.

3
2

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

A public version of the Notice of Intent, Notice of Arbitration and the First Memorial Filing are available on our website at
www.odysseymarine.com/nafta
.
Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes (ICSID) website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. This filing is expected to be available on the ICSID website within 60 days. The NAFTA hearing is scheduled to take place in January 2022 unless settled earlier by the parties.
On June 14, 2019, Odyssey executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the $6.5 million availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for litigation costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See NOTE I – Litigation Financing).

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
In early August 2021, we received a multi-year exploration license renewal from Papua New Guinea (PNG) Mineral Resource Authority. We have met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work is being planned for late 2021, provided there are no constraints from the COVID-19 pandemic.
Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.
Odyssey’s multi-year Exploration Program will focus on robust environmental surveys and studies that will accrue to environmental permitting in compliance with PNG’s requirements as well as the development of an EIA (Environmental Impact Assessment). During the exploration phase, steps to validate and quantify the precious and base metal content of the prospective resource will also be carried out.
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
Through a wholly owned subsidiary, we have already earned 16.3 million units (representing approximately 13.4% of current outstanding shares of this project) through the provision of services related to resource assessment, project planning, research and project management, and Odyssey has an option to acquire an additional 3.7 million shares.
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

Three months ended June
 30, 2021, compared to three months ended June
 30, 2020.

Increase/(Decrease)			2021 vs. 2020
(Dollars in millions)	2021	2020	$	%
Total revenues	$0.2	$0.5	$(0.3)	65%

Marketing, general and administrative	1.7	1.3	0.4	33%
Operations and research	3.4	3.3	0.1	4%

Total operating expenses	$5.1	$4.6	$0.6	12%

Other income (expense)	$1.2	$(1.8)	$3.0	167%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.5	$1.7	$(0.2)	11%

Net income (loss)	$(2.2)	$(4.1)	$(1.9)	46%

Revenue
Revenue is primarily generated through the sale of technical and deep-sea
mineral marine services either through expedition charters or for the services from our crew or equipment that are on a fee or cost-plus basis. Total revenue in the current quarter was $0.2 million, a $0.3 million decrease compared to the same period a year ago. Revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. In the prior year, we delivered marine services to two companies, one of which is a deep-sea
mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D), whom we consider to be a related party. A primary reason for the $0.3 million reduction was that we were no longer engaged on the project since the latter half of 2020.
Operating Expenses
Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expense increased $0.4 million to $1.7 million for the three-month period ended June 30, 2021 compared to $1.3 million from the same period in the prior year. The items contributing to this $0.4 million increase were an increase of $0.1 million in employee incentives and compensation related, an increase of non-cash
long term incentive share-based compensation of $0.2 million and an increase of $0.1 million of out-sourced
professional corporate services, including legal, accounted for the remaining decrease.
Operations and research expenses are primarily focused around deep-sea
mineral exploration which include minerals research, scientific services, marine operations and project management. Operations and research expenses increased by $0.1 million from 2020 to 2021 primarily as a result of the following items: (i) a $0.4 million increase in financed litigation costs directly associated with our NAFTA litigation pursuit, (ii) offset in part by a $0.3 million decrease in our marine services project contract labor.
Other Income and Expense
Other income and expense generally consists of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense was $1.2 million of income in 2021 and $1.8 million in net expenses for 2020, resulting in an other income increase of $3.0 million. This variance was attributable to a $3.8 million increase in other income due to removing the balance of our deferred income related to our Galt and
Seattle
agreements from our balance sheet (see NOTE L), a decrease of $0.2 million in derivative fair value of hour hybrid debt instrument which only existed in 2020 and a $1.0 million increase in interest expense in connection with our NAFTA litigation funding.
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
Interest” in the consolidated statements of operations. The
non-controlling
interest adjustment in the second quarter of 2021 was $1.5 million as compared to $1.7 million in the first quarter of 2020. The substance of these amounts is primarily due to the compounding of interest on intercompany debt.

Six months ended June 30, 2021, compared to six months ended June 30, 2020

Increase/(Decrease)			2021 vs. 2020
(Dollars in millions)	2021	2020	$	%
Total revenues	$0.5	$1.5	$(1.1)	69%

Marketing, general and administrative	3.0	2.7	0.3	12%
Operations and research	5.2	5.7	(0.5)	9%

Total operating expenses	$8.2	$8.4	$(0.2)	2%

Other income (expense)	$(1.1)	$(3.3)	$2.1	65%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$2.9	$3.2	$(0.2)	8%

Net income (loss)	$(5.9)	$(7.0)	$1.0	15%

Revenue
Total revenue in the current quarter was $0.5 million, a $1.1 million decrease compared to the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. One company we provided these services to is a deep-sea
mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D) whom we consider a related party. A primary reason for the $1.1 million reduction was that we were no longer engaged on the project since the latter half of 2020. This accounts for $0.5 million of the reduction. In 2020 we had a one-time
marine search engagement for which we earned $0.4 million in revenue. The remaining $0.2 million reduction is related to non-recurring
other sales.
Operating Expenses
Marketing, general and administrative expense increased $0.3 million to $3.0 million for the six-month
period ended June 30, 2020 compared to $2.7 million from the same period in the prior year. The items contributing to this $0.3 million increase was a non-cash
increase of share-based compensation of $0.4 million offset by a $0.1 million reduction in legal fees due to a vendor credit related to legal services associated with the HMS
Victory
.
Operations and research expenses decreased by $0.5 million from 2020 to 2021 primarily as a result of the following items: (i) a $0.3 million increase in litigation financed costs directly associated with our NAFTA litigation pursuit, (ii) a $0.7 million decrease in marine services technical contracted labor in direct correlation with the reduction in revenue, (iii) a $0.1 million decrease in professional services in support of our marine operations.
Other Income and Expense
Other income and expense was $1.1 million and $3.3 million in net expenses for 2021 and 2020, respectively, resulting in a net expense decrease of $2.1 million. This variance was attributable to a $3.8 million increase in other income due to removing the balance of our deferred income items from our balance sheet (see NOTE L), a decrease of $0.4 million in derivative fair value of hour hybrid debt instrument since this derivative is non-existent
in 2021 and a $2.1 million increase in interest expense in connection to our NAFTA litigation funding.
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
non-controlling
interest adjustment in the
six-months
ended June 30, 2021 was $2.9 million as compared to $3.2 million for the same period in 2020. The substance of these amounts is primarily due to the compounding of interest on intercompany debt.

Liquidity and Capital Resources

	Three Months Ended
(In thousands)	June 30, 2021	June 30, 2020
Summary of Cash Flows:
Net cash (used) by operating activities	$(2,838)	$(2,595)
Net cash (used) provided by investing activities	(14)	—
Net cash provided by financing activities	1,475	2,606

Net (decrease) increase in cash and cash equivalents	$(1,377)	$11
Beginning cash and cash equivalents	6,163	213

Ending cash and cash equivalents	$4,786	$224

Discussion of Cash Flows
Net cash used by operating activities for the first three months of 2021 was $2.8 million. This represents an approximate $0.2 million increase in use of funds when compared to the use of $2.6 million in the same period of 2020. The net cash used by operating activities reflected a net loss before non-controlling
interest of $8.9 million offset in part by
non-cash
items of $3.6 million, which primarily includes an investment in unconsolidated entity of $0.4 million, share-based compensation of $0.6 million and an adjustment to deferred income of $3.8 million. Other operating activities resulted in an increase in working capital of $9.6 million. This $9.6 million increase includes a $6.9 million increase to accrued expenses, an increase of $2.5 million to accounts payable and an increase of $0.2 million to other assets and accounts receivable in 2021. The increases to accrued expenses and accounts payable are predominantly related to our NAFTA financed litigation.
Cash flows used by investing activities for the first six months of 2021 were $14,000 for a purchase of a marine asset and zero for 2020. We did not have any other investing cash flow activity for these periods.
Cash flows provided by financing activities for the first six months of 2021 were $1.5 million. The $1.5 million is comprised of $0.7 million received from the sale of equity in our subsidiary offset by outflows of $0.4 million for our lease obligation payments and other debt obligation payments. We were reimbursed $1.2 million from our funder related to our NAFTA litigation financed expenses.
Other Cash Flow and Equity Areas
General Discussion
At June 30, 2021, we had cash and cash equivalents of $4.8 million, a decrease of $1.4 million from the December 31, 2020 balance of $6.2 million. Epsilon converted its indebtedness comprised of $1.0 million of principal and $0.4 million of interest into 411,562 shares of our common stock, see NOTE I. Our litigation funder paid, on our behalf, $1.2 million of amounts due to vendors who are supporting our NAFTA litigation as well as directly reimbursing the Company $1.2 million for expended costs related directly to our NAFTA litigation.
Financial debt of the company, excluding any derivative, hybrid-debt fair value accounting or beneficial conversion feature components of such, was $45.0 million at June 30, 2021 and $43.2 million at December 31, 2020.
Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (TFJA) in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA). On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes (ICSID) website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. The NAFTA hearing is scheduled to take place in January 2022 unless settled earlier by the parties. We continue to work diligently and in good faith with Mexico’s current administration to achieve an equitable resolution of this dispute, but we are prepared to proceed with the full NAFTA arbitration process if necessary, see ExO Phosphate Project in ITEM 2 above for further detail.

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
Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of
Series AA-1
Preferred Stock at the initial closing. The outstanding principal balance of the loan at June 30, 2021 was $14.75 million.

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

Third Amendment and Restatement (June 14, 2021)
On June 14, 2021, the Claimholder and the Funder entered into a Third Amended and Restated International Claims Enforcement Agreement (the “Third Restated Agreement”) relating to the Subject Claim. Under the terms of the Third Restated Agreement, the Funder has made and agreed to make Claims Payments in an aggregate amount not to exceed $25,000,000, an increase of $5.0 million (the “Incremental Amount”). The Third Restated Agreement requires the Claimholder to request $2.5 million of the Incremental Amount (the “First $2.5 Million”). Within 15 days after exhaustion of the First $2.5 Million, the Claimholder may either (a) request the remaining $2,500,000 (the “Second $2.5 Million”) of the Incremental Amount or (b) notify the Funder that the Claimholder has decided to self-fund the Second $2.5 Million. We also incurred $80,000 in related fees which were treated as an additional advance. This Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.
The June 30, 2021 and December 31,2020 carrying value of the obligation is $13,493,055 and $10,968,729, respectively, and is net of unamortized fees of $367,247 and $347,786, respectively, as well as the net unamortized debt discount of $780,231 and $890,962, respectively, associated with the fair value of the warrant. The total face value of this obligation at June 30, 2021 and December 31, 2020 was $14,640,527 and 12,207,477, respectively.
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
The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 16, 2020, and at least 75% of any forgiven amount has been used for covered payroll costs. During June 2020, the 75% requirement was reduced to 60% and the eight-week period was amended to a
24-week
period. Any forgiveness of the Loan will be subject to approval by the SBA and Fifth Third and will require us to apply for such treatment. During March 2021, we applied for 100% forgiveness with Fifth Third. In July 2021, we received communication from Fifth Third Bank and the Small Business Administration confirming 100% of this Loan was forgiven and paid in full effective July 1, 2021.
Promissory Note
On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”). The principal amount of the EIDL Loan is $149,900, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731. In early 2021, the SBA extended this 12 month period to 24 months setting the first payment due date in May 2022. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 16, 2020, the Loan Authorization and Agreement, dated May 16, 2020, and the Security Agreement, dated May 16, 2020, each between the SBA and the Company.
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

Our 2021 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,985 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.3 million (See NOTE J). These proceeds, coupled with other anticipated cash inflows, are expected to provide operating funds through early 2022.
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
Our consolidated
non-restricted
cash balance at June 30, 2021 was $4.8 million. We have a working capital deficit at June 30, 2021 of $54.8 million. Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $10.6 million at June 30, 2021, which includes cash of $4.8 million. The fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
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

The FASB recently issued ASU
2021-04
to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The guidance is effective for fiscal years beginning after Dec. 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company has not elected early adoption of this ASU.
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
On August 9, 2021, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved an amendment to Mr. Gordon’s employment agreement to modify the term of his 41,667 performance-based restricted stock units (“RSUs”), as a form of consideration related to the one-year
extension of Mr. Gordon’s employment agreement, by extending the expiration date of the RSUs by one year, to October 1, 2022. On August 9, 2021, the Company and Mr. Gordon executed an amendment to Mr. Gordon’s employment agreement to reflect the extended termination date of the RSUs.

ITEM 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)

101	Interactive Data File

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 13, 2021	By:	/s/ Christopher E. Jones
Christopher E. Jones, as Chief Financial Officer and Authorized Officer