Form 10-Q
period 2021-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2021-11-15
CIK 798528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from

to

Commission File Number
001-31895

ODYSSEY MARINE EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 S. Hoover Blvd
., Suite 210, Tampa, FL 33609
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
of the Exchange Act):
Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 1, 2021 was 14,292,028.

.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,543,036	$6,163,205
Accounts receivable and other, net	252,688	160,257
Other current assets	214,971	587,394

Total current assets	4,010,695	6,910,856

PROPERTY AND EQUIPMENT
Equipment and office fixtures	7,044,891	7,295,717
Right to use – operating lease, net	498,930	607,039
Accumulated depreciation	(7,027,598)	(7,287,999)

Total property and equipment	516,223	614,757

NON-CURRENT ASSETS
Investment in unconsolidated entity	3,005,867	2,370,794
Exploration license	1,821,251	1,821,251
Other non-current assets	41,806	41,806

Total non-current assets	4,868,924	4,233,851

Total assets	$9,395,842	$11,759,464

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,752,627	$1,463,668
Accrued expenses	29,402,460	21,174,005
Operating lease obligation	157,672	142,080
Loans payable	28,858,376	31,104,239

Total current liabilities	61,171,135	53,883,992

LONG-TERM LIABILITIES
Loans payable	15,815,432	11,489,029
Operating lease obligation	359,071	478,966
Deferred income and revenue participation rights	—	3,818,750

Total long-term liabilities	16,174,503	15,786,745

Total liabilities	77,345,638	69,670,737

Commitments and contingencies (NOTE H)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $0.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 13,307,180 and 12,591,084 issued and outstanding	1,331	1,259
Additional paid-in capital	242,031,382	237,505,357
Accumulated (deficit)	(275,167,476)	(265,134,462)

Total stockholders’ equity/(deficit) before non-controlling interest	(33,134,763)	(27,627,846)
Non-controlling interest	(34,815,033)	(30,283,427)

Total stockholders’ equity/(deficit)	(67,949,796)	(57,911,273)

Total liabilities and stockholders’ equity/(deficit)	$9,395,842	$11,759,464

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUE

Service revenue and other	$197,051	$143,186	$635,707	$734,021
Expedition	—	68,352	35,354	1,002,998

Total revenue	197,051	211,538	671,061	1,737,019

OPERATING EXPENSES
Marketing, general and administrative	1,735,909	23,351	4,727,331	2,703,526
Operations and research	1,632,336	4,868,518	6,858,938	10,609,349

Total operating expenses	3,368,245	4,891,869	11,586,269	13,312,875

INCOME (LOSS) FROM OPERATIONS	(3,171,194)	(4,680,331)	(10,915,208)	(11,575,856)
OTHER INCOME (EXPENSE)
Interest expense	(2,866,959)	(1,858,456)	(7,876,688)	(4,755,771)
Gain (loss) on debt extinguishment	374,835	(777,484)	374,835	(777,484)
Loss in hybrid-instrument fair value	—	(250,319)	—	(675,534)
Other	(22,142)	(10,541)	3,852,441	40,267

Total other income (expense)	(2,514,266)	(2,896,800)	(3,649,412)	(6,168,522)

(LOSS) BEFORE INCOME TAXES	(5,685,460)	(7,577,131)	(14,564,620)	(17,744,378)
Income tax benefit (provision)	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(5,685,460)	(7,577,131)	(14,564,620)	(17,744,378)
Non-controlling interest	1,600,163	2,129,085	4,531,606	5,299,734

NET (LOSS)	$(4,085,297)	$(5,448,046)	$(10,033,014)	$(12,444,644)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.31)	$(0.51)	$(0.77)	$(1.26)

Weighted average number of common shares outstanding
Basic	13,273,241	10,616,080	12,971,591	9,894,707

Diluted	13,273,241	10,616,080	12,971,591	9,894,707

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT) - Unaudited

	Three Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
June 30, 2021	$1,302	$240,393,183	$(271,082,179)	$(33,214,870)	$(63,902,564)
Share-based compensation	—	312,646	—	—	312,646
Common stock issued for converted convertible debt	29	1,325,553			1,325,582
Net (loss)			(4,085,297)	(1,600,163)	(5,685,460)

September 30, 2021	$1,331	$242,031,382	$(275,167,476)	$(34,815,033)	$(67,949,796)

	Three Months Ended September 30, 2020
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
June 30, 2020	$954	$222,596,237	$(257,318,905)	$(27,173,764)	$(61,895,478)
Share-based compensation		105,162			105,162
Fair value of warrants issued		3,015,520			3,015,520
Common stock issued	267	9,320,658			9,320,925
Debt modification		418,987			418,987
Net (loss)			(5,448,046)	(2,129,085)	(7,577,131)

September 30, 2020	$1,221	$235,456,564	$(262,766,951)	$(29,302,849)	$(56,612,015)

	Nine Months Ended September 30, 2021
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2020	$1,259	$237,505,357	$(265,134,462)	$(30,283,427)	$(57,911,273)
Share-based compensation	1	937,938			937,939
Common stock issued for converted convertible debt	70	2,774,209			2,774,279
Common stock issued for services	1	99,999			100,000
Sale of subsidiary equity		713,879			713,879
Net (loss)	—		(10,033,014)	(4,531,606)	(14,564,620)

September 30, 2021	$1,331	$242,031,382	$(275,167,476)	$(34,815,033)	$(67,949,796)

	Nine Months Ended September 30, 2020
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2019	$948	$221,027,057	$(250,322,307)	$(24,003,115)	$(53,297,417)
Share-based compensation	6	594,082			594,088
Fair value of warrants issue		4,095,780			4,095,780
Common stock issued	267	9,320,658			9,320,925
Debt modification		418,987			418,987
Net (loss)	—		(12,444,644)	(5,299,734)	(17,744,378)

September 30, 2020	$1,221	$235,456,564	$(262,766,951)	$(29,302,849)	$(56,612,015)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30 2021	September 30 2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss before non-controlling interest	$(14,564,620)	$(17,744,378)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Investment in unconsolidated entity	(635,073)	(654,152)
Depreciation and amortization	6,566	7,231
Financed lender fee amortization	97,269	34,043
Note payable interest accretion	(21,443)	(99,910)
Right of use amortization	108,109	98,413
Share-based compensation	937,939	315,486
Loss (gain) on debt forgiveness	(374,835)	777,484
Change in hybrid-instrument fair value	—	675,534
Deferred income	(3,818,750)	—
(Increase) decrease in:
Accounts receivable	(92,431)	374,882
Other assets	372,422	351,988
Increase (decrease) in:
Accounts payable	4,537,885	5,608,462
Accrued expenses and other	9,310,413	4,734,187

NET CASH (USED) BY OPERATING ACTIVITIES	(4,136,549)	(5,520,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,141)	—

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(16,141)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,278,218	3,493,528
Operating lease liability reduction	(104,303)	(90,312)
Offering costs paid on sale of common stock	—	(78,326)
Common stock sale net proceeds	—	11,315,000
Sale of subsidiary equity	713,879	—
Payment of debt obligation	(355,273)	(224,813)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	1,532,521	14,415,077

NET INCREASE (DECREASE) IN CASH	(2,620,169)	8,894,347
CASH AT BEGINNING OF PERIOD	6,163,205	213,389

CASH AT END OF PERIOD	$3,543,036	$9,107,736

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS:
Director compensation settled with equity	$100,000	$278,602
Convertible debt exchanged for equity	$—	$1,066,219
Gain on debt forgiveness	$370,400	$—
Non-Cash
Disclosure:
During the nine

months ended September 30, 2020, we received $3,281,461 in
non-cash
financing pertaining to our litigation financing as described in Note I: Note 9 – Litigation financing. The funder settled a portion of the Company’s litigation payables directly with the vendor. Related to this financing, we recorded a debt discount of $1,063,811 and a corresponding increase to additional paid in capital for the fair value of certain warrants that were issued to the funder. We also incurred $200,000 of funder financed debt fees with this financing.
During the nine months ended September 30, 2021, we received $3,146,896 in non-cash
financing associated with our litigation financing as described in Note I: Note 9 – Litigation financing. The funder paid this amount directly to vendors used in our NAFTA litigation support.
On March 30, 2021, Epsilon Acquisitions LLC converted indebtedness of $1,448,697 at an exercise price of $3.52 into 411,562 shares of our common stock.
On July 12, 2021, certain creditors converted $1,325,582 of our convertible indebtedness held by them into 283,850 shares of our common stock at a conversion ratio of $4.67 per share.
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
10-K
for the year ended December 31, 2020.
In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2021, are not necessarily indicative of the results that may be expected for the full year.
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
Companies must comply with the New Final Rule for the company’s annual filing for first fiscal year beginning on or after January 1, 2021. Although early voluntary compliance with the New Final Rule was permitted, the Company did not elect early adoption of the New Final Rule. The Company is in the process of implementing the New Final Rule.
The FASB recently issued ASU
2021-04
to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the original warrant or as a termination of the original warrant and issuance of a new warrant. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company has not elected early adoption of this ASU.
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
For the nine months ended September 30, 2021 and 2020, the weighted average common shares outstanding year-to-date
were 12,971,591 and 9,894,707, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.
The potential common shares in the following tables represent potential common shares calculated using the if-converted
method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Average market price during the period	$6.13	$5.25	$6.65	$4.45
In the money potential common shares from options excluded	22,493	22,493	22,493	22,493
In the money potential common shares from warrants excluded	2,781,314	2,449,852	2,781,314	671,378

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
Per share exercise price	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Out of the money options excluded:
$12.48	136,833	136,833	136,833	136,833
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158
Out-of-the-money warrants excluded:
$4.67	—	—	—	131,816
$4.75	—	—	—	1,646,658
$5.76	—	196,135	—	196,135
$7.16	700,000	700,000	700,000	700,000

Total excluded	916,158	1,112,293	916,158	2,890,767

The common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Potential common shares from unvested restricted stock awards excluded from EPS	497,350	343,353	497,350	343,353

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$(4,085,297)	$(5,448,046)	$(10,033,014)	$(12,444,644)

Numerator, basic and diluted net income (loss) available to stockholders	$(4,085,297)	$(5,448,046)	$(10,033,014)	$(12,444,644)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	13,273,241	10,616,080	12,971,591	9,894,707

Common shares outstanding for basic	13,273,241	10,616,080	12,971,591	9,894,707

Shares used in computation – diluted:
Common shares outstanding for basic	13,273,241	10,616,080	12,971,591	9,894,707

Shares used in computing diluted net income per share	13,273,241	10,616,080	12,971,591	9,894,707

Net (loss) per share – basic	$(0.31)	$(0.51)	$(0.77)	$(1.26)
Net (loss) per share – diluted	$(0.31)	$(0.51)	$(0.77)	$(1.26)
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
At September 30, 2021 and December 31, 2020, the Company did not have any financial instruments measured on a recurring basis.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure through the date this Form
10-Q
is filed with the Securities and Exchange Commission (See Note M).

NOTE C – ACCOUNTS RECEIVABLE AND OTHER
Our accounts receivable consist of the following:

	September 30, 2021	December 31, 2020
Related party	252,688	160,220
Other	—	37

Total accounts receivable and other	$252,688	$160,257

We perform services for a
deep-sea
mineral exploration company in which our past Chairman of the Board, Greg Stemm, has a controlling ownership interest (See NOTE D). At September 30, 2021 and December 31, 2020, the company owed us $252,563 and $134,452, respectively.
NOTE D – RELATED PARTY TRANSACTIONS
We currently provide services to a
deep-sea
mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm, Odyssey’s past Chairman of the Board. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of Mr. Stemm’s consulting agreement at that time. We are providing these services pursuant to a Master Services Agreement that provides for back-office services in exchange for a recurring monthly fee as well as other deep-sea
mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the 2021 year to date, we invoiced CIC a total of $671,061, which was for technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See NOTE C for related accounts receivable at September 30, 2021 and December 31, 2020 and NOTE F for our investment in an unconsolidated entity.
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
360-10-35-21
Subsequent Measurement.
Management has considered whether any triggering events occurred that would cause impairment. Management did not identify any triggering events thus there is no impairment for the nine-month period ended September 30, 2021.
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
NOTE F – INVESTMENTS IN UNCONSOLIDATED ENTITIES
Neptune Minerals, Inc. (NMI)
Our current investment in NMI consists of 3,092,488 Class B Common non-voting
shares and 2,612 Series A Preferred
non-voting
shares. These preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting
common st
o
ck. Our holdings now constitute an approximate 14% ownership in NMI. Our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero because the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred from the calendar year of 2017 to current day to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.
Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI, nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of September 30, 2021, the net carrying value of our investment in NMI was zero in our consolidated financial statements.
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
CIC LTD
In 2018, we began providing services to CIC
LTD
(see NOTE D). This company is pursuing deep water exploration permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a variable interest entity (VIE) consistent with ASU 2015-2. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At September 30, 2021 and December 31, 2020, the accumulated investment in the entity was $3,005,867 and $2,370,794, respectively, which is classified as an investment in unconsolidated entity in our consolidated balance sheets. We reviewed the following items to assist in determining CIC LTD’s composition.
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

NOTE G - INCOME TAXES
During the nine-month period ended September 30, 2021, we generated a federal net operating loss (“NOL”) carryforward of $11.6 million. As of September 30, 2021, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $208 million and net operating loss carryforwards for foreign income tax purposes of approximately $66.8 million.
The federal NOL carryforwards from 2005 - 2017
will expire in various years beginning in 2025 and ending through the year 2038
. Losses generated in 2018 and forward will not expire.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. We have recorded a net deferred tax asset of $0 at September 30, 2021. As required by the
Accounting for Income Taxes
topic in the ASC, we have concluded it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or substantial profits from our mining operations and thus a valuation allowance has been recorded as of September 30, 2021. There was no U.S. income tax expense for the nine
months ended September 30, 2021 due to the generation of net operating losses.
The increase in the valuation allowance as of September 30, 2021 is due to the generation of approximately $11.6 million in net operating loss year-to-date.
The change in the valuation allowance is as follows:

September 30, 2021	$69,660,261
December 31, 2020	68,859,984

Change in valuation allowance	$800,277

Our estimated annual effective tax rate before the valuation allowance as of September 30, 2021 is 7.976% while our September 30, 2021 effective tax rate is 0.0% because of the full valuation allowance.
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

The Company expects to receive a payment upon the settlement of a legal matter related to a previously completed shipwreck recovery. A final settlement is expected in 2021 and the Company estimates the net proceeds retained by Odyssey would exceed
$3.0 million. ASC 450
Contingencies
states gain contingencies are recorded when the underlying uncertainty has been settled and the asset has been realized. Accordingly, no amount has been recorded for the nine-month period ended September 30, 2021. Although the Company expects the settlement in 2021, no assurances can be provided as to the timing and amount of the proceeds.
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
Our consolidated
non-restricted
cash balance at September 30, 2021 was $3.5 million. We have a working capital deficit at September 30, 2021 of $57.2 million.
In the fourth quarter of 2021, we executed a Termination and Settlement Agreement with Monaco and SMOM that removed approximately $14.5 million of indebtedness from our balance sheet (see NOTE M).
Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $9.4 million at September 30, 2021, which includes cash of $3.5 million. The fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
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
At September 30, 2021, the ROU asset and lease obligation were, $366,862 and $380,134, respectively.
The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2021	37,522
2022	151,965
2023	156,524
2024	92,884

$438,895

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
At September 30, 2021, the ROU asset and lease obligation were, $132,068 and $136,609, respectively.
The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2021	12,860
2022	51,827
2023	53,382
2024	40,930

$158,999

We have recognized approximately $41,000 and $54,000 in rent expense associated with these leases for the three-month periods ended September 30, 2021 and 2020, respectively and approximately $122,000 and $162,000 in rent expense for the nine-month periods ended September 30, 2021 and 2020, respectively.
NOTE I –LOANS PAYABLE
The Company’s consolidated notes payable consisted of the following carrying values at:

	September 30, 2021	December 31, 2020
Note 1 – Monaco 2014	$2,800,000	$2,800,000
Note 2 – Monaco 2016	1,175,000	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	—	1,000,000
Note 5 – SMOM	3,500,000	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	1,099,366	1,099,366
Note 8 – Promissory note	—	1,245,863
Note 9 – Litigation financing	15,665,532	10,968,729
Note 10 – Payroll Protection Program	—	370,400
Note 11 – Emergency Injury Disaster Loan	149,900	149,900
Note 12 – Vendor note payable	484,009	484,009

	$44,673,808	$42,593,268

Note 1 – Monaco 2014
On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”), a strategic marketing partner, pursuant to which Monaco agreed to lend us up to $10.0 million. The lo
a
n was issued in three tranches: (i) $5.0 million (the “First Tranche”) was advanced upon execution of the Loan Agreement; (ii) $2.5 million (the “Second Tranche”) was advanced on October 1, 2014; and (iii) $2.5 million (the “Third Tranche”) was advanced on December 1, 2014. The Notes bear interest at a rate equal to 11% per annum. The Notes also contain an option whereby Monaco can purchase shares of Oceanica held by Odyssey (the “Share Purchase Option”) at a purchase price that is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1.0 million or more in the aggregate. The share purchase option was not clearly and closely related to the host debt agreement and required bifurcation.

On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form
10-K
filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced
to $1.00 per share. In October 2018, the parties executed a Forbearance Agreement that extended the period of this Share Purchase Option to a period of one year after this indebtedness is repaid in full. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the three months ended September 30, 2021 and 2020 interest expense in the amount of $144,455 and $144,455, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $428,656 and $430,225, respectively, was recorded. The outstanding interest-bearing balance of these Notes was $2.8 million at September 30, 2021 and December 31, 2020, respectively.
On October 4, 2021 we entered into a Termination and Settlement agreement with Monaco that cancelled the entire indebtedness of approximately
$5.2
million of principal and accrued interest related to this arrangement. See NOTE – M SUBSEQUENT EVENT below.
Note 2 – Monaco 2016
In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we are in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance as of September 30, 2021 and December 31, 2020 was $1,175,000. The indebtedness is convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in
(a) one-half
of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow
search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment is less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option is exercisable at any time before the earlier of (a) the date that is 30 after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. In October 2018, both parties executed a Forbearance Agreement that extended the Option’s 30
-
day period following a loan payoff to seven (7) months. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.
Accounting considerations
ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the three months ended September 30, 2021 and 2020 interest expense in the amount of $67,454 and $67,454, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $200,163 and $200,896, respectively, was recorded.
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
Loan modification (March 2016)
In connection with the $1.825 million loan agreement with Monaco in March 2016, the existing $2.8 million 2014 notes were modified. Of the combined total indebtedness of Monaco’s Note 1 and Note 2, Monaco can convert this debt into 3,174,603 shares of Oceanica at a fixed conversion price of $1.00 per share, or $3,174,603. Any remaining debt in excess of $3,174,603 is not
convertible.    Additionally
, the modification eliminated Monaco’s option (“share purchase option”) to purchase 3,174,603 shares of Oceanica stock at a price of $3.15 per share. The modification was analyzed under ASC 480
Distinguishing Liabilities from Equity
(“ASC 480”) to determine if extinguishment accounting was applicable. Under ASC
470-50-40-10
a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since this modification added a substantive conversion option, extinguishment accounting is applicable. In accordance with the extinguishment accounting guidance (a) the share purchase option was first marked to its pre-modification
fair value, (b) the new debt was recorded at fair value and (c) the old debt and share purchased option was removed. The difference between the fair value of the new debt and the sum of the pre-modification
carrying amount of the old debt and the share purchase option’s fair value represented a gain on extinguishment. ASC
470-50-40-2
indicates that debt restructuring with a related party may be in essence a capital transaction and as a result the gain of $1.2 million was recognized in additional paid in capital upon extinguishment.
On October 4, 2021 we entered into a Termination and Settlement agreement with Monaco that cancelled the entire indebtedness of approximately
$2.4
million of principal and accrued interest related to this arrangement. See NOTE – M SUBSEQUENT EVENT below.
Note 3 – MINOSA
On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at September 30, 2021 and December 31, 2020, respectively. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the three months ended September 30, 2021 and, 2020, interest expense in the amount of $297,424 and $297,424, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $882,574 and $885,806, respectively, was recorded.
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
The Warrant’s fair value was calculated using the Black-Scholes-Merton (“BSM”) pricing model. The aggregate fair value of the Warrant totaled $303,712. Because the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the three months ended September 30, 2021 and 2020 interest expense in the amount of $0 and $25,205, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $34,520 and $75,067, respectively, was recorded.

Term Extension (March 21, 2017)
On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they are classified as short-term. However, because Epsilon converted the first $3.0 million into 670,455 of our common shares and assigned $2.0 million to MINOSA, the principal indebtedness at September 30, 2021 was zero and at December 31, 2020 was $1.0 million.
Note 5 – SMOM
On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. During January 2021, this Loan Agreement was amended by increasing the interest rate to 18%, effective January 1, 2021. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance at September 30, 2021 and December 31, 2020 was $3.5 million. The holder has the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elects to acquire the entire 50% of the equity interest, the Holder has to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender may also choose to extend the expiration date annually by paying $500,000 for each year extended. For the three months ended September 30, 2021 and 2020, interest expense in the amount of $158,795 and $88,219, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $471,207 and $262,739, respectively, was recorded.
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
On October 4, 2021 we entered into a Termination and Settlement agreement with Monaco that cancelled the entire indebtedness of approximately
$5.2
million of principal and accrued interest related to this arrangement. See NOTE – M SUBSEQUENT EVENT below.
Note 6 – MINOSA 2
On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility
,
and Epsilon assigned $2.0 million of its debt to MINOSA. At September 30, 2021 and December 31, 2020, the outstanding principal balance, including the Epsilon assignment, was $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.35 per share. During December 2017, MINOSA transferred this in
debt
edness
to its parent company. On July 15, 2021, $404,633 of this
in
debt
edness
with accumulated interest of $159,082
was transferred to a director of the Company, and that indebtedness continues to be convertible at a conversion price of $4.35. This transaction was reviewed and approved by the independent members of the Company’s board of directors.
This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the three months ended September 30, 2021 and 2020, interest expense in the amount of $127,287 and $127,287, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $377,711 and $379,094, respectively, was recorded.
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
Note 7 – Monaco 2018
During the period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at September 30, 2021 and December 31, 2020. The indebtedness bears interest at 10.0% percent per year. During January 2021, this loan agreement was amended by increasing the interest rate to 18%, effective January 1, 2021. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full. For the three months ended September 30, 2021 and 2020, interest expense in the amount of $72,505 and $34,827, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $205,981 and $102,621, respectively, was recorded.
On October 4, 2021 we entered into a Termination and Settlement agreement with Monaco that cancelled the entire indebtedness of approximately
$1.6
million of principal and accrued interest related to this arrangement. See NOTE – M SUBSEQUENT EVENT below.
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

We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was zero at September 30, 2021 and $1.05 million December 31, 2020. For the three months ended September 30, 2021 and 2020, interest expense in the amount of $3,250 and $24,782, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $54,734 and $72,366, respectively, was recorded.
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
“Debt Modification and Extinguishments.” By applying the guidance, the Notes were determined to be substantially different and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on extinguishment of approximately $777,500, which included the fair value of the warrants given as consideration for the modification. The premium of $358,497 is being amortized over the remaining life of the debt. The related amortization for the three months ended September 30, 2021 and 2020 was $10,864 and $78,050, respectively and $195,863 and $217,028 for the nine months ended September 30, 2021 and 2020, respectively. The unamortized premium at September 30, 2021 was zero and at December 31, 2020 it was $195,863. Upon maturity of this indebtedness on July 12, 2021, the Lenders converted the Note and interest totaling $1,325,582 into 283,850 shares of our common stock. The conversion price was $4.67 per share of common stock.

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
For the three months ended September 30, 2021 and 2020, interest expense in the amount of $1,927,179 and $1,052,726, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $5,187,181 and $2,399,154, respectively, was recorded. For the three months ended September 30, 2021 and 2020, we recorded $63,689 and $52,688, respectively, of interest expense from the amortization of the debt discount and $36,724 and $12,766 interest from the fee amortization, respectively. For the nine months ended September 30, 2021 and 2020, we recorded $174,420 and $109,957, respectively, of interest expense from the amortization of the debt discount and $97,269 and $34,043 interest from the fee amortization, respectively. The September 30, 2021 and December 31,

2020 carrying value of the debt is $15,665,532 and $10,968,729, respectively, and is net of unamortized debt fees of $330,517 and $347,786, respectively, as well as the net unamortized debt discount of $716,542 and $890,962, respectively, associated with the fair value of the warrant. The total face value of this obligation at September 30, 2021 and December 31, 2020 was $16,712,591 and 12,207,477, respectively.
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

two-year
 term,
matures on April 16, 2022, and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Odyssey may prepay the principal of the Loan at any time without incurring any prepayment charges. For the three months ended September 30, 2021 and 2020, interest expense in the amount of $0 and $936, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $1,788 and $1,708, respectively, was recorded. At September 30, 2021, the outstanding principal was zero and at December 31, 2020, was $370,400. We applied for 100% forgiveness with Fifth Third Bank during March 2021. In July 2021, we received communication from Fifth Third Bank and the SBA confirming 100% of this Loan was forgiven and paid in full effective July 1, 2021.
The forgiven amount was included in Other income in our Consolidated Statements of Operations
.
Note 11 – Emergency Injury Disaster Loan
On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”). The principal amount of the EIDL Loan is $149,900, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest of $731, are due monthly beginning 12 months from the date of the EIDL Loan. In early 2021, the SBA extended this 12 month period to 24 months setting the first payment due date in May 2022. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 16, 2020, the Loan Authorization and Agreement, dated May 16, 2020, and the Security Agreement, dated May 16, 2020, each between the SBA and the Company. For the three months ended September 30, 2021 and 2020, interest expense in the amount of $2,192 and $0, respectively, was recorded. For the nine months ended September 30, 2021 and 2020 interest expense in the amount of $8,641 and $0, respectively, was recorded. At September 30, 2021 and December 31, 2020, the outstanding principal balance was $149,900.
Note 12 – Vendor note payable
We currently owe a vendor $484,009 as an interest-bearing trade payable. This trade payable bears simple annual interest at a rate of 12%. The balance due was $484,009 at September 30, 2021 and December 31, 2020. As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in
August

2018. During the period ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in Magellan’s possession, we would then have a contingent liability to Magellan in the amount of $
0.5
 million for two of the key assets. The Company subsequently received back one of the two key assets thus reducing the contingent liability to $
0.3
 million. For the three months ended September
30
,
2021
and
2020
, we recorded interest expense in the amount of $
14,640
and $
14,640
, respectively. For the nine months ended September
30
,
2021
and
2020
, we recorded interest expense in the amount of $
43,443
and $
43,601
, respectively.
Accrued interest
Total accrued interest associated with our financings was $25,169,541 and $17,763,848 as of September 30, 2021 and December 31, 2020, respectively.
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
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the three month periods ended September 30, 2021 and 2020, was $312,646 and $105,162, respectively. The share-based compensation charged against income for the nine-month periods ended September 30, 2021 and 2020 was $937,939 and $315,486, respectively.
We did not grant stock options to employees or outside directors in the three and nine months ended September 30, 2021 or 2020. If options were granted, their values would be determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.
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
NOTE L – REVENUE PARTICIPATION RIGHTS
The Company’s participating revenue rights consisted of the following at:

	September 30, 2021	December 31, 2020
“ Seattle ” project	$—	62,500
Galt Resources, LLC (HMS Victory project)	—	3,756,250

Total revenue participation rights	$—	$3,818,750

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
The participation rights balance was to be amortized under the units of revenue method once management was able to reasonably estimate potential revenue for this project. The RPCs for the “
Seattle
”
project do not have a termination date; therefore, these liabilities were to be carried on the books until revenue is recognized from the project or we permanently abandon the project, which was confirmed by management in June 2021. Therefore, the amount was written off and is included in Other income (expense) in our Consolidated Statements of Operations.
Galt Resources, LLC
In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any one project Galt selected prior to December 31, 2011. If the project is successful and generates sufficient proceeds, Galt will recoup their investment plus three times the investment. Galt’s investment return will be paid out of project proceeds. Galt will receive 50% of project proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. Subsequent to the original syndication deal, we reached an agreement permitting Galt to bifurcate their selection between two projects, the SS
Gairsoppa
and HMS
Victory
with the residual 1% on additional net proceeds assigned to the HMS
Victory
project only. The bifurcation resulted in $3,756,250 being allocated to each of the two projects. Therefore, Galt was en
titled to re
c
eive
 7.5125% of net proceeds from the HMS
Victory
project after they recoup their investment of $3,756,250 plus three times the investment.
Galt has been paid in full for their share of the
Gairsoppa
project investment. There are no future payments remaining due to Galt for the
Gairsoppa
project. Based on the timing of the proceeds earmarked for Galt, the relative corresponding amount of Galt’s revenue participation right of $3,756,250 was amortized into revenue in 2012 based upon the percent of Galt-related proceeds from the sale of silver as a percentage of total proceeds that Galt earned under the revenue participation agreement ($15.0 million). There was no expiration date on the Galt deal for the HMS
Victory
project. If the archaeological excavation of the shipwreck is performed and insufficient proceeds obtained, then the deferred income balance would be recognized as other income. If the archaeological excavation of the shipwreck was performed and sufficient proceeds obtained, then the deferred income balance would be recognized as revenue. This project syndication agreement was mutually terminated in June 2021. Therefore, the carrying amount was written off to Other income (expense) in our Consolidated Statements of Operations.
NOTE M – SUBSEQUENT EVENT
On October 4, 2021, we and Monaco Financial, LLC and certain associated entities (collectively with Monaco, the “Monaco Parties”) entered into a Termination and Settlement Agreement (the “Termination Agreement”). We were parties to various loan arrangements and other commercial contractual relationships, and the purposes of the Termination Agreement were to terminate the loan agreements and contractual relationships and to settle the outstanding obligations thereunder between us and the Monaco Parties. As for loan arrangements that relate to this transaction, see above notes: Note 1 Monaco – 2014, Note 2 Monaco – 2016, Note 5 SMOM and Note 7 Monaco – 2018.
Pursuant to the Termination Agreement, the loan agreements and contractual relationships were terminated, and we agreed to (a) issue 984,848 shares of our common stock (the “Settlement Shares”) to Monaco and (b) pay Monaco an aggregate amount of $3.0 million (the “Settlement Cash”) no later than December 1, 2021. The Settlement Shares were issued at a price equal to $6.60 per share, totaling $6.5 million, which was negotiated by the parties with reference to the recent market prices of our common stock and the other terms of the Termination Agreement. We delivered $500,000 of the Settlement Cash to Monaco upon execution and delivery of the Termination Agreement. At Monaco’s option, Monaco has the right, but not the obligation, to receive the remaining

$2.5 million in shares of our common stock rather than in cash. If Monaco exercises the right, Odyssey will issue to Monaco the number of shares determined by dividing
 $
2.5
 million by the greater of $
4.95
or
90
% of the then-applicable
five-day volume-weighted
average price per share of common stock. Under the terms of the Termination Agreement, (a) the Monaco Parties agreed that approximately $
14.5

million of indebtedness, which includes accrued interest, owed by us to the Monaco Parties was satisfied in full and (b) certain of the Monaco Parties assigned to us all of their right, title, and interest in a portion of the proceeds from a specified shipwreck project. If received by us, these proceeds will be applied to the

$
2.5
 million obligation. As a result of the termination of the loan agreements and contractual relationships, (x) our right to receive a percentage of the proceeds derived by the Monaco Parties from certain shipwreck projects was terminated, and (y) Monaco’s option to convert certain indebtedness held by it into shares of Oceanica Resources, S. de R.L. held indirectly by us was terminated. The Termination Agreement also sets forth mutual releases and other customary representations, warranties, and covenants of the parties.

We are in the process of determining the accounting for this transaction.
The shares of common stock issuable under the Termination Agreement were offered and sold pursuant to a base prospectus and a prospectus supplement, both filed pursuant to Odyssey’s shelf registration statement on Form
S-3
(File No. 0333-227666).

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
Our subsea project portfolio contains multiple projects in various stages of development throughout the world and across different mineral resources. We are regularly adding new projects through the development of new deposits, acquisition of mineral rights/deposits, joint ventures and through leveraged contracting models, which allows the company to earn equity in deep-sea
mineral projects.
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

Odyssey filed the First Memorial in the case on September 4, 2020. Mexico filed its counter-memorial on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at
www.odysseymarine.com/nafta
. All of these filings are available on the ICSID website. Mexico filed their Rejoinder on October 19, 2021. This filing is expected to be available on the ICSID website within 60 days after it was filed. The NAFTA hearing is currently scheduled to take place in January 2022 unless settled earlier by the parties.
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
meters deep in the Papua New Guinea Exclusive Economic Zone off the coast of Lihir Island, adjacent to the location of one of the world’s largest know terrestrial gold deposits.
We have a 79.9% indirect interest in Bismarck Mining Corporation, Ltd, the Papua New Guinea company that holds the exploration license for the project. Subsequent to September 30, 2021, we participated in a rights offering provided by Bismarck’s parent company which increases our indirect interest in Bismarck to 85.6%.
Previous exploration expeditions in the license area, including a survey conducted by Odyssey, indicate a polymetallic resource with commercially viable gold content likely exists.
In early August 2021, Papua New Guinea (PNG) issued the awaited for permit extension allowing Odyssey to continue with our exploration program. We can now begin to execute the exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. We have met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work is scheduled to begin in late 2021, provided there are no constraints from the
COVID-19
pandemic or other unexpected impediments.
Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.
Odyssey’s multi-year exploration program will focus on robust environmental surveys and studies that will accrue to environmental permitting in compliance with PNG’s requirements as well as the development of an EIA (Environmental Impact Assessment). During the exploration phase, steps to validate and quantify the precious and base metal content of the prospective resource will also be carried out. Once completed, if the data shows extraction can be carried out responsibly, Odyssey will apply for a Mining License.
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
Through a wholly owned subsidiary, we have earned and now hold a position of approximately 13.2% of the current outstanding equity units of CIC. We have the ability to earn up to 20.0 million equity units over the next several calendar years, which would represent an approximate 16.0% interest in CIC based on the currently outstanding equity units. This equates to another 3.5 million equity units in CIC we can earn. We achieved this current equity position through the provision of services related to resource assessment, project planning, research and project management. Odyssey receives cash and equity for services rendered to this venture, see NOTE D.
Antigua and Barbuda:
In September 2021, Odyssey entered into a Memorandum of Understanding (MoU) with the Government of Antigua and Barbuda to determine the feasibility of a sustainable seabed mineral resource program from highly prospective areas in their Exclusive Economic Zone. Development of an exploration program, which will be the basis for a definitive agreement between the parties, is in late-stage Development. Additional information will be released upon execution of the definitive agreement, which is expected in the coming months.
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
Three months ended September
 30, 2021, compared to three months ended September
 30, 2020.

Increase/(Decrease)			2021 vs. 2020
(Dollars in millions)	2021	2020	$	%
Total revenues	$0.2	$0.2	$(0.0)	7%

Marketing, general and administrative	1.7	0.0	1.7	7334%
Operations and research	1.6	4.9	(3.2)	66%

Total operating expenses	$3.4	$4.9	$(1.5)	31%

Other income (expense)	$(2.5)	$(2.9)	$(0.4)	13%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.6	$2.1	$(0.5)	25%

Net income (loss)	$(4.1)	$(5.4)	$(1.4)	25%

Revenue
Revenue is primarily generated through the sale of technical and deep-sea
mineral marine services either through expedition charters or for the services from our crew or equipment that are on a fee or cost-plus basis. Total revenue in the current quarter was $0.2 million, no change compared to the same period a year ago. Revenue generated in each period was a result of performing marine research, project administration or search and recovery operations for our customers and related parties. In the current and prior year, we delivered marine services to CIC, which is a deep-sea
mineral exploration company owned and controlled by our past Chairman of the Board (see NOTE D), whom we consider to be a related party. During the same period in the prior year, we earned $0.1 million in expedition fees from a second customer. During the latter half of 2020, we were no longer engaged on this project.
Operating Expenses
Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expense increased $1.7 million to $1.7 million for the three-month period ended September 30, 2021 compared to $0.0 million from the same period in the prior year. The items contributing to this $1.7 million increase were an increase of $0.1 million in employee benefits and compensation related, an increase of non-cash
long term incentive share-based compensation of $0.2 million. The remaining $1.3 million was due to the prior years expenses received a reduction of the discretionary incentive reserve resulting from management’s decision to not pay certain discretionary incentives.
Operations and research expenses are primarily focused around deep-sea
mineral exploration which include minerals research, scientific services, marine operations and project management. Operations and research expenses decreased by $3.2 million from 2020 to 2021 primarily as a result of a $3.2 million decrease in financed litigation costs directly associated with our NAFTA litigation pursuit. All other Operations and research expenses remained substantially consistent in support of our NAFTA litigation.
Other Income and Expense
Other income and expense generally consists of interest expense on our debt financing arrangements as well as, from time to time, the fair value change of derivatives carried on the balance sheet. Total other income and expense was $2.5 million of net expense in 2021 and $2.9 million in net expenses for 2020, resulting in an Other income decrease of $0.4 million in net expense. This variance was attributable to a $1.2 million decrease swing from a $0.8 million prior year loss on debt extinguishment to a current year gain of $0.4 million on debt extinguishment. The prior year $0.8 million loss was due to fair value accounting on a refinancing of a loan with a creditor and the current year gain was due to the Small Business Administration forgiving our $0.4 million Payroll Protection Program loan. The other two items were a decrease of $0.2 million in derivative fair value expense of hour hybrid debt instrument which only existed in 2020 and a $1.0 million increase in interest expense in connection with our NAFTA litigation funding.

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
Interest” in the consolidated statements of operations. The
non-controlling
interest adjustment in the third quarter of 2021 was $1.6 million as compared to $2.1 million in the third quarter of 2020. The substance of these amounts is primarily due to the compounding of interest on intercompany debt and other standard operating costs.
Nine months ended September 30, 2021, compared to nine months ended September 30, 2020

Increase/(Decrease)			2021 vs. 2020
(Dollars in millions)	2021	2020	$	%
Total revenues	$0.7	$1.7	$(1.1)	61%

Marketing, general and administrative	4.7	2.7	2.0	75%
Operations and research	6.9	10.6	(3.8)	35%

Total operating expenses	$11.6	$13.3	$(1.7)	13%

Other income (expense)	$(3.6)	$(6.2)	$(2.5)	41%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$4.5	$5.3	$(0.8)	14%

Net income (loss)	$(10.0)	$(12.4)	$2.4	19%

Revenue
Total revenue in the current quarter was $0.7 million, a $1.1 million decrease compared to the same period a year ago. The revenue generated in each period was a result of performing marine research, project administration and search and recovery operations for our customers and related parties. One company to which we provided these services in both years was to a deep-sea
mineral exploration company, CIC, owned and controlled by our past Chairman of the Board (see NOTE D) whom we consider a related party. The primary reason for the $1.1 million reduction was that we were no longer engaged on another project since the latter half of 2020. This project accounts for $0.6 million of the reduction. In 2020 we had other marine search engagements for which we earned $0.5 million in revenue. These other marine engagements did not recur in this current year.
Operating Expenses
Marketing, general and administrative expense increased $2.0 million to $4.7 million for the nine-month period ended September 30, 2021 compared to $2.7 million from the same period in the prior year. The items contributing to this $2.0 million increase were an increase of $0.1 million in employee benefits and compensation related, and an increase of non-cash
long term incentive share-based compensation of $0.6 million. The remaining $1.3 million was due to a reduction in the discretionary incentive reserve during the prior year resulting from management’s decision to not pay certain discretionary incentives.
Operations and research expenses decreased by $3.8 million from 2020 to 2021 primarily as a result of the following items: (i) a $2.9 million decrease in litigation financed costs directly associated with our NAFTA litigation pursuit and (ii) a $0.9 million decrease in marine services technical contracted labor in direct correlation with the reduction in revenue contracts that are nonrecurring in 2021.

Other Income and Expense
Other income and expense was $3.6 million in net expenses and $6.2 million in net expenses for 2021 and 2020, respectively, resulting in a net expense decrease of $2.5 million. This variance was attributable to a $1.2 million decrease swing from a $0.8 million prior year loss on debt extinguishment to a current year gain of $0.4 million on debt extinguishment. The prior year $0.8 million loss was due to fair value accounting on a refinancing of a loan with a creditor and the current year gain was due to the Small Business Administration forgiving our $0.4 million Payroll Protection Program loan. The other items were a decrease of $0.7 million in derivative fair value expense of our hybrid debt instrument that only existed in 2020, a $3.1 million increase in interest expense in connection with our NAFTA litigation funding, and a $3.8 million increase in other income due to removing the balance of our deferred income items from our balance sheet (see NOTE L).
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
Interest” in the consolidated statements of operations. The
non-controlling
interest adjustment in the nine months ended September 30, 2021 was $4.5 million as compared to $5.3 million for the same period in 2020. The substance of these amounts is primarily due to the compounding of interest on intercompany debt and other standard operating costs.
Liquidity and Capital Resources

	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020
Summary of Cash Flows:
Net cash (used) by operating activities	$(4,137)	$(5,521)
Net cash (used) provided by investing activities	(16)	—
Net cash provided by financing activities	1,533	14,415

Net (decrease) increase in cash and cash equivalents	$(2,620)	$8,894
Beginning cash and cash equivalents	6,163	213

Ending cash and cash equivalents	$3,543	$9,107

Discussion of Cash Flows
Net cash used by operating activities for the first three months of 2021 was $4.1 million. This represents an approximate $1.4 million decrease in use of funds when compared to the use of $5.5 million in the same period of 2020. The net cash used by operating activities reflected a net loss before non-controlling
interest of $14.6 million and is adjusted primarily by
non-cash
items of $3.7 million, which primarily includes an investment in unconsolidated entity of $0.6 million, share-based compensation of $0.9 million, debt forgiveness of $0.4 million and an adjustment to deferred income of $3.8 million. Other operating activities resulted in an increase in working capital of $14.1 million. This $14.1 million increase includes a $9.3 million increase to accrued expenses, an increase of $4.5 million to accounts payable and an increase of $0.3 million to other assets and accounts receivable in 2021. The increase to accrued expenses and accounts payable is predominantly related to our NAFTA financed litigation.
Cash flows used by investing activities for the first nine months of 2021 were $16,000 for purchases of a marine asset and computer and zero for 2020. We did not have any other investing cash flow activity for these periods.
Cash flows provided by financing activities for the first nine months of 2021 were $1.5 million. The $1.5 million is comprised of $0.7 million received from the sale of equity in our subsidiary offset by outflows of $0.5 million for our lease obligation payments and other debt obligation payments. We were reimbursed $1.3 million from our funder related to our NAFTA litigation financed expenses.
Other Cash Flow and Equity Areas
General Discussion
At September 30, 2021, we had cash and cash equivalents of $3.5 million, a decrease of $2.7 million from the December 31, 2020 balance of $6.2 million. During March 2020, Epsilon converted its indebtedness comprised of $1.0 million of principal and $0.4 million of accrued interest into 411,562 shares of our common stock, and during July 2021, certain creditors converted $1.1 million of our convertible debt and accrued interest of $0.3 million into 283,850 shares of our common stock (See NOTE I). Our litigation funder paid, on our behalf, $1.2 million of amounts due to vendors who are supporting our NAFTA litigation as well as directly reimbursing the Company $1.2 million for expended costs related directly to our NAFTA litigation.

Financial debt of the company, excluding any derivative, discounts, hybrid-debt fair value accounting or beneficial conversion feature components of such, was $45.7 million at September 30, 2021 and $43.2 million at December 31, 2020. During October 2021 we entered into a Termination and Settlement Agreement with Monaco and SMOM which removed $14.5 million of debt principal and accrued interest from our balance sheet. See NOTE M – SUBSEQUENT EVENT for further detail.
Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (TFJA) in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA). On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes (ICSID) website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. The NAFTA hearing is scheduled to take place in January 2022 unless settled earlier by the parties. We are prepared to continue with the full NAFTA arbitration process, see ExO Phosphate Project in ITEM 2 above for further detail. See Litigation Financing below regarding the funding of this litigation.
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
Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with loans of $14.75 million, the outstanding amount of which, plus accrued interest, will be repaid from the proceeds from the sale of the shares of
Series AA-1
Preferred Stock at the initial closing. The outstanding principal balance of the loan at September 30, 2021 was $14.75 million.
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
The September 30, 2021 and December 31,2020 carrying value of the obligation is $15,665,532 and $10,968,729, respectively, and is net of unamortized fees of $330,517 and $347,786, respectively, as well as the net unamortized debt discount of $716,542 and $890,962, respectively, associated with the fair value of the warrant. The total face value of this obligation at September 30, 2021 and December 31, 2020 was $16,712,591 and 12,207,477, respectively.
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
The Loan, which is evidenced by promissory note issued by us (the “Promissory Note”), has a two-year term,
matures on April 16, 2022, and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Odyssey may prepay the principal of the Loan at any time without incurring any prepayment charges. At September 30, 2021, the outstanding principal was zero and at December 31, 2020, was $370,400. We applied for 100% forgiveness with Fifth Third Bank during March 2021. In July 2021, we received communication from Fifth Third Bank and the SBA confirming 100% of this Loan was forgiven and paid in full effective July 1, 2021. The forgiven amount was included in Other income in our Consolidated Statements of Operations
.

Promissory Note
On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”). The principal amount of the EIDL Loan is $149,900, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731. In early 2021, the SBA extended this
12-month
period to 24 months setting the first payment due date in May 2022. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 16, 2020, the Loan Authorization and Agreement, dated May 16, 2020, and the Security Agreement, dated May 16, 2020, each between the SBA and the Company.
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
Our consolidated
non-restricted
cash balance at September 30, 2021 was $3.5 million. We have a working capital deficit at September 30, 2021 of $57.2 million. In the fourth quarter of 2021, we executed a Termination and Settlement Agreement with Monaco and SMOM that removed approximately $14.5 million of indebtedness from our balance sheet (see NOTE M). Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations. see NOTE I for further detail. The majority of our remaining assets have been pledged to MINOSA, and its affiliates, and to Monaco Financial LLC, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $9.4 million at September 30, 2021, which includes cash of $3.5 million. The fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA) to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
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
Companies must comply with the New Final Rule for the company’s annual filing for first fiscal year beginning on or after January 1, 2021. Although early voluntary compliance with the New Final Rule is permitted, the Company did not elect early adoption of the New Final Rule.
The FASB recently issued ASU
2021-04
to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the original warrant or as a termination of the original warrant and issuance of a new warrant. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company has not elected early adoption of this ASU.
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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 15, 2021	By:	/s/ Christopher E. Jones
Christopher E. Jones, as Chief Financial Officer and Authorized Officer