Form 10-K
period 2021-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2022-03-31
CIK 798528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM

10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
001-31895

ODYSSEY MARINE EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 S. Hoover Blvd, Suite 210, Tampa FL 33609
(Address and zip code of principal executive offices)
(813)
876-1776
(Registrant’s telephone number including area code)
Securities registered pursuant Section 12(b) of the Act:

Common Stock, $.0001 par value	OMEX	NASDAQ Capital Market
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the 12.3 million shares of voting stock held by non-affiliates
of Odyssey Marine Exploration, Inc. as of June 30, 2021, was approximately $78.2 million. As of March 8, 2022, the Registrant had 14,349,363 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form
10-K
is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 13, 2022.

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
Overview
Odyssey Marine Exploration, Inc. discovers, validates and develops high-value seafloor resources in an environmentally responsible manner, providing access to critical resources that can transform societies and economies for generations to come.
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
For nearly 30 years, we have deployed cutting-edge ocean technology and processes at depths up to 6,000 meters, under the direction of some of the industry’s most skilled and successful ocean exploration professionals, scientists, and environmental specialists.
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
Climate change and the global transition to a lower carbon economy presents opportunities for Odyssey given the increased demand for raw materials for the future green economy including those that will be required for renewable energy generation and storage. Furthermore, as the worldwide population continues to grow, it is necessary to explore additional and alternative sources of these much-needed materials.
Subsea mineral deposits can provide these critical resources with less social and environmental impact. We have the expertise and technology to find and access these deposits and to prepare the project for extraction in an economically feasible and environmentally sensitive way.

Benefits of Ocean Mineral Resource Development
Some of the benefits of ocean mineral resource development include:

•
Infrastructure Expense: No site-specific infrastructure and generally low capital expenditures – ship-based extraction systems provide the ability to redeploy, repurpose or increase equipment productivity through cost/tonne or ship charter financing options.

•	Overburden: Little overburden to be removed in most proposed seafloor mining projects which contributes to operational efficiencies.

•	Flexibility: Extraction ships can move to different types of deposits/minerals to suit market conditions without infrastructure loss at minimal costs.

•	Social Displacement: No people are displaced, no disruption of society or property.

•
Environmental Impact: Seafloor mining can be done responsibly with limited biological impact and a manageable carbon footprint. No forested lands will be impacted, and freshwater systems are not affected. Seafloor dredging, aggregate and diamond mining have been carried out for many years in shallow waters around the world and with appropriate mitigation programs have posed minimal adverse impact to marine ecosystems.

•	Shipping logistics are efficient as ore and materials are extracted and moved directly to bulk carriers, lowering the number of steps in the delivery process thus reducing costs.
Considering the benefits of subsea mineral resource extraction, we are convinced that in the future, ocean mining will be the best practice for responsible provision of critical resources required worldwide. Odyssey is taking the lead in preparing for this future through the validation and development of environmentally and socially responsible seafloor mineral projects.
Mineral and Offshore Services
We provide specialized mineral exploration, project development and marine services to clients (subsidiary companies, other companies and/or governments). As our business is focused on the development of a diversified portfolio of subsea resources, we may elect to receive equity for the provision of our services on select mineral projects. We have an extensive history conducting deep-ocean projects down to 6,000 meters in depth including deep-ocean resource explorations, ship and airplane wreck explorations, archaeological recovery and conservation and insurance documentation and applying this experience and expertise to advance our project portfolio.
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
deep-sea
mineral projects.
With respect to mineral deposits, Subpart 1300 of Regulations
S-K
outlines the Securities and Exchange Commission’s basic mining disclosure policy and what information may be disclosed in public filings. The SEC has adopted amendments to the property disclosure requirements for mining registrants that must be complied with for the full fiscal year beginning on or after January 1, 2021, See Item 2 Properties.
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

The deposit lies within an exclusive mining concession licensed to the Mexican company Exploraciones Oceánicas S. de R.L. de CV (“ExO”). Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) owns 99.99% of ExO, and Odyssey owns 56.29% of Oceanica through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”).
In 2012, ExO was granted a
50-year
mining license by Mexico (extendable for another 50 years at ExO’s option) for the deposit that lies
25-40
km offshore in Baja California Sur. An
NI 43-101 compliant
report was completed on the deposit in 2014 and has been periodically updated.
We spent more than three years preparing an environmentally sustainable development plan with the assistance of experts in marine dredging and leading environmental scientists from around the world. Key features of the environmental plan included:

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

•
Proven turtle protection measures were incorporated, even though the deposit and the dredging activity are much deeper and colder than where turtles feed and live, making material harm to the species highly remote.

•	There will be no material impact on local fisheries as fishermen have historically avoided the water column directly above the deposit due to the naturally low occurrence of fish there.

•	The project would not be visible from the shoreline and would not impact tourism or coastal activities.

•	Precautionary mitigation measures were incorporated into the development plan in line with best-practice global operational standards.

•	The technology proposed to recover the phosphate sands has been safely used in Mexican waters for over 20 years on more than 200 projects.
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
Our claim seeks compensation of over $2 billion on the basis that SEMARNAT’s wrongful repeated denial of authorization has destroyed the value of our investment in the country and is in violation of the following provisions of NAFTA:

•	Article 1102. National Treatment.

•	Article 1105. Minimum Standard of Treatment; and

•	Article 1110. Expropriation and Compensation.
We filed First Memorial in the NAFTA case in September 2020. It is supported by documentary evidence and 20 expert reports and witness statements. In summary, this evidence includes:

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

Odyssey filed its First Memorial in the case on September 4, 2020. Mexico filed its Counter-Memorial on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s Counter-Memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. Mexico filed their Rejoinder on October 19, 2021. All filings are available on the ICSID website. The NAFTA’s Tribunal hearing took place from January 24 – January 29, 2022. After this evidentiary phase is closed by the Tribunal, deliberations will begin. Odyssey cannot predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case.
On June 14, 2019, Odyssey executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for litigation costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See NOTE H – LOANS PAYABLE – Litigation Financing).
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
meters deep in the Papua New Guinea Exclusive Economic Zone off the coast of Lihir Island, adjacent to the location of one of the world’s largest know terrestrial gold deposits. We have an indirect 85.6% interest in Bismarck Mining Corporation, Ltd, the Papua New Guinea company that holds the exploration license for the project.
Previous exploration expeditions in the license area, including a survey conducted by Odyssey, indicate a polymetallic resource with commercially viable gold content likely exists.
In August 2021, Papua New Guinea (PNG) issued a permit extension allowing Odyssey to continue with our exploration program. We have developed an exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. The Company met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work began in late 2021 and will continue, provided there are no constraints from the
COVID-19
pandemic or other unexpected impediments. Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.
Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lihir license area. Raw data is being processed to produce a report and full analysis. The goals of this work include producing a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This will provide a basis for characterizing the geologic setting of the area and essentially creating a “snapshot” of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling.
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
In December 2021, the Cook Islands Seabed Minerals Authority’s (SBMA) Licensing Panel evaluated three applications and announced that CIC LIMITED (CIC) met the qualification criteria for an exploration license. On February 23, 2022, CIC was awarded a five-year exploration license by the Cook Islands
Through a wholly owned subsidiary, we have earned and now hold approximately 13.4% of the current outstanding equity units of CIC. We have the ability to earn up to 20.0 million equity units over the next several calendar years, which represents an approximate 16.0% interest in CIC based on the currently outstanding equity units. This means we can earn approximately 3.5 million additional equity units in CIC. We achieved our current equity position through the provision of services related to resource assessment, project planning, research and project management. We receive cash and equity for services rendered to this venture, see NOTE G.
Antigua and Barbuda:
In September 2021, Odyssey entered into a Memorandum of Understanding (MoU) with the Government of Antigua and Barbuda to determine the feasibility of a sustainable seabed mineral resource program from highly prospective areas in their Exclusive Economic Zone. There is a high probability for polymetallic nodule formation based on legacy data, regional analysis and seafloor conditions which are similar to and adjacent to our target area. Development of an exploration program, which will be the basis for a definitive agreement between the parties, is in late-stage development. Additional information will be released upon execution of the definitive agreement, which is expected in the coming months.
Brazilian Phosphate Project:
Odyssey reached an exclusive agreement early in 2022 with BlueSea Minerals, Ltd. and BlueSea Minerals Brasil Ltda, (collectively BlueSea Group) to create a new joint venture (JV) company in which Odyssey will own a 75% interest. The new company will have exclusive rights to 19 highly prospective phosphate areas in the Exclusive Economic Zone (EEZ) of Brazil. Legacy data and desktop research indicate high-grade phosphate deposits in the concession areas.
Pending execution of the definitive agreement, Odyssey will manage the overall Brazilian Phosphate Project development and BlueSea Group will manage business operations in Brazil. A related party to BlueSea Group, SeaSeep, a Brazilian entity, will provide marine operations services, supervised by Odyssey.
The 19 licenses to be developed by the JV include 366 square kilometres of seabed in the Brazilian EEZ. The geological setting of these licenses is similar to the geology Odyssey identified off the coast of Mexico, which is now known as the ExO Phosphate deposit (“ExO”). The NI
43-101
for the ExO deposit estimated 588 million tonnes of high-grade resource, even though the NI
43-101
only considered 206.5 square kilometres of the 1147 square kilometres covered by the ExO mining concession. Even based on 2016 phosphate pricing, the ExO project had extremely compelling economics that demonstrated that ExO could have been one of the lowest cost producers in the world. Since then, phosphate prices have surged and the need for phosphate to combat world hunger continues to grow. It is anticipated that the Brazilian deposits can be dredged with the standard technology and engineering solutions already identified for the ExO Project, which will allow the phosphate to be recovered in an environmentally responsible manner without the addition of any chemicals into the sea.
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
Competition
We conduct mineral exploration on both shallow and
deep-sea
terrains. There are several companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining, including DSMF (OTCM:NUSMF), Neptune Minerals, Deep Green Resources, Inc., which recently combined with the Sustainable Opportunities Acquisition Corporation to go public as The Metals Company (NASDAQ:TMC), GSR, and Chatham Rock Phosphate, Ltd. (CRP.NZ), as well as countries that are evaluating options to mine deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted, we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by us or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These companies generally service the oil, gas and telecom industries with survey capabilities. We view these companies as potential strategic partners or services providers for our projects.
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
Executive Officers of the Registrant
The names, ages and positions of all the executive officers of the Company as of March 1, 2022, are listed below.
Mark D. Gordon (age 61) has served as Chief Executive Officer since October 1, 2014, and was appointed to the Board of Directors in January 2008. Mr. Gordon also served as President from October 2007 to June 2019, when he was appointed Chairman of the Board. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures.
Christopher E. Jones (age 48) has served as Chief Financial Officer since June 15, 2021. Prior to joining Odyssey, Mr. Jones served as Vice President of Corporate Finance at Mohegan Gaming & Entertainment (MGE) since 2017; Managing Director at Buckingham Research Group from 2016 to 2017; Managing Director at Union Gaming from 2014 to 2016 and Managing Director at Telsey Advisory Group (TAG) from 2008 to 2014. He has also held positions at Oppenheimer & Company, Merrill Lynch and Lehman Brothers.
Jay A. Nudi, CPA (age 58) has served as Principal Accounting Officer since January 2006 and Treasurer since May 2010. Previously, Mr. Nudi served as the Chief Financial Officer from 2016 to 2021. Mr. Nudi joined the Company in May 2005 in the Corporate Controller capacity. Prior to joining Odyssey, Mr. Nudi served as Controller for The Axis Group in Atlanta (2003 to 2004).
John D. Longley, Jr. (age 55) has served as Chief Operating Officer since October 1, 2014 and was appointed President on June 3, 2019. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006. Prior to joining Odyssey, Mr. Longley served as Vice President of Sales and Marketing for Public Imagery from 2003 to 2005 and Director of Retail Marketing for Office Depot North American stores from 1998 to 2003.

Laura L. Barton (age 59) was appointed as Chief Business Officer in March 2021 and was elected to the Board of Directors in June 2019 and has served as Corporate Secretary since June 2015. She formerly served as Vice President and Director of Corporate Communications from November 2007 to June 2012 and Executive Vice President and Director of Communications from 2012 until 2021. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994 to 2003).
Human Capital Management
As of December 31, 2021, we had 13 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.
Odyssey has historically experienced low voluntary employee turnover. We believe this is a testament to our culture of treating our employees well, providing them with the tools and flexibility to be productive, and maintaining an environment of mutual trust and respect. We offer competitive compensation and generous health benefits and flexible work schedules which in turn helps foster employee loyalty.
As the company continues to grow, we recognize our continued success will depend on our ability to recruit, develop and retain skilled employees, including those from younger generations, whose backgrounds and skills will be critical to drive innovation and meet future challenges. Enhancing gender and racial/ethnic diversity in management and our broader workforce is among Odyssey’s priorities for the coming years.
Internet Access
Odyssey’s Forms
10-K,
10-Q,
8-K
and all amendments to those reports are available without charge through Odyssey’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission,
www.sec.gov
. They may be accessed as follows:
www.odysseymarine.com
(Investors/Financial Information Link).

ITEM 1A.	RISK FACTORS
You should carefully consider the following factors, in addition to the other information in this Annual Report on
Form 10-K,
in evaluating our company and our business. Our business, operations and financial condition are subject to various risks. The material risks are described below and should be carefully considered in evaluating Odyssey or any investment decision relating to our securities. This section is intended only as a summary of the principal risks. If any of the following risks actually occur, our business, operating results, or financial results could suffer. If this occurs, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.
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
During the time between when a mineral deposit is discovered and the first extracted minerals are sold, world and local prices for the mineral may fluctuate drastically and thereby adversely affect the economics of the mineral project.
We could experience delays in the disposition or sale of minerals or recovered objects.
It may take significant time between when a mineral deposit is discovered and the first extracted minerals are sold. Stakes in the mineral deposits can potentially be sold at an earlier date, but there is no guarantee that there will be readily available buyers at favorable competitive prices.
Legal, political or civil issues could interfere with our marine operations.
Legal, political or civil issues of governments throughout the world could restrict access to our operational marine sites or interfere with our marine operations or rights to seabed mineral deposits. In many countries, the legislation covering ocean exploration lacks clarity or certainty. As a result, when we are conducting projects in certain areas of the world for our own account or on our behalf of a contracting party, we may be subjected to unexpected delays, requests, and outcomes as we work with local governments to define and obtain the necessary permits and to assert our claims over assets on the seafloor bottom. Our vessel, equipment, personnel and or cargo could be seized or detained by government authorities. We may have to work with different units of a government, and there may be a change of government representatives over time. This may result in unexpected changes or interpretations in government contracts and legislation.
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
We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $10.0 million in 2021, $14.8 million in 2020 and $10.4 million in 2019. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.
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
In the past, from time to time, we have earned revenue by chartering out vessels, equipment and crew and providing marine services to clients or customers. Even if we do contract out our services, the revenue may not be sufficient to cover administrative overhead costs. While the operational results of these syndicated projects are generally successful, the clients or customers may not be willing or financially able to continue with syndicated projects of this type in the future. Failure to secure such revenue producing contracts in the future may have a material adverse impact on our revenue and operating cash flows. We may take payment for these services in the form of cash, equity in the client’s company, or a financial interest in the tenement areas.
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
We may be subject to short selling strategies
.
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
Our failure to maintain compliance with the above-mentioned and other NASDAQ continued listing requirements may lead to the delisting of our common from the NASDAQ Capital Market. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter
quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the
counter quotation system.
Our insurance coverage may be inadequate to cover all of our business risks
.
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
Mining exploration, development and operating have inherent risks.
Mining operations generally involve a high degree of risk. The financing, exploration, development and mining of any of our properties is furthermore subject to a number of macroeconomic, legal and social factors, including commodity prices, laws and regulations, political conditions, currency fluctuations, the ability to hire and retain qualified people, the inability to obtain suitable and adequate machinery, equipment or labor and obtaining necessary services in the jurisdictions in which we may operate. Unfavorable changes to these and other factors have the potential to negatively affect our operations and business. Major expenses may be required to locate and establish mineral reserves and resources, to develop processes and to construct mining and processing facilities at a particular site. Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Unusual or infrequent weather phenomena, sabotage, government or other interference could adversely affect our operations, financial condition and results of operations. It is impossible to ensure that the exploration or development programs planned by us will result in a profitable commercial mining operation. Whether precious or base metal or mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as the quantity and quality of mineralization ; mineral prices, which are highly cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in not receiving an adequate return on invested capital. There is no certainty that the expenditures to be made by us towards the exploration and evaluation of our projects will result in discoveries or production of commercial quantities of the minerals. In addition, once in production, mineral reserves are finite and there can be no assurance that we will be able to locate additional reserves as its existing reserves are depleted.
We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.
Our exploration operations are subject to government legislation, policies and controls relating to prospecting, development, production, environmental protection, mining taxes and labor standards. In order for us to carry out our activities, various licenses and permits must be obtained and kept current. There is no guarantee that the Company’s licenses and permits will be granted, or that once granted will be maintained and extended. In addition, the terms and conditions of such licenses or permits could be changed and there can be no assurances that any application to renew any existing licenses will be approved. There can be no assurance that all permits that we require will be obtainable on reasonable terms, or at all. Delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on our operations. We may be required to contribute to the cost of providing the required infrastructure to facilitate the development of our properties and will also have to obtain and comply with permits and licenses that may contain specific conditions concerning operating procedures, water use, waste disposal, spills, environmental studies and financial assurances. There can be no assurance that we will be able to comply with any such conditions and non-compliance
with such conditions may result in the loss of certain of our permits and licenses on properties, which may have a material adverse effect on us. Future taxation of mining operators cannot be predicted with certainty so planning must be undertaken using present conditions and best estimates of any potential future changes. There is no certainty that such planning will be effective to mitigate adverse consequences of future taxation on us.
We may not be able to obtain all required permits and licenses to place any of our properties into production.
Our current and future operations, including development activities and commencement of production, if warranted, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, environmental protection, mine safety and other matters. Companies engaged in mineral property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties
Calculations of mineral resources and mineral reserves are estimates only and subject to uncertainty.
The estimating of mineral resources and mineral reserves is an imprecise process and the accuracy of such estimates is a function of the quantity and quality of available data, the assumptions used and judgments made in interpreting engineering and geological information and estimating future capital and operating costs. There is significant uncertainty in any reserve or resource estimate, and the economic results of mining a mineral deposit may differ materially from the estimates as additional data are developed or interpretations change.
Estimated mineral resources and mineral reserves may be materially affected by other factors.
In addition to uncertainties inherent in estimating mineral resources and mineral reserves, other factors may adversely affect estimated mineral resources and mineral reserves. Such factors may include but are not limited to metallurgical, environmental, permitting, legal, title, taxation, socio-economic, marketing, political, gold prices, and capital and operating costs. Any of these or other adverse factors may reduce or eliminate estimated mineral reserves and mineral resources and could have a material adverse effect on our business, prospects, results of operations, cash flows, financial condition and corporate reputation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Corporate Office
We maintain our corporate offices in Tampa, Florida where we lease approximately 6,000 square feet of office space. We currently do not own any buildings or land. We believe our current leased facility is sufficient for our foreseeable needs.

Don Diego Phosphorite Project
Summary
We have one material mining project, the Don Diego Phosphorite Project, which is located in the Mexican Exclusive Economic Zone (the “Mexican EEZ”) offshore Baja California Sur, Mexico in the Pacific Ocean. The exclusive mining concessions for the Don Diego Phosphorite Project are held by Exploraciones Oceánicas S. de R.L. de CV (“ExO”), a Mexican company in which we hold, through other subsidiaries, a 56.3% interest. The Don Diego Phosphorite Project is classified as an exploration stage property because it currently has no mineral reserves disclosed. The primary concession (Don Diego West Phosphorite Deposit) was granted in 2012, and rights for the two additional adjacent concessions (Don Diego Norte and Don Diego Sur) were acquired in 2014.
Qualified Person
The scientific and technical disclosures about the Don Diego Phosphorite Project in this annual report on Form
10-K
have been reviewed and approved by Henry J. Lamb of Mineral Resource Associates. Mr. Lamb is a professional geologist with 40 years’ experience in the exploration, evaluation, development, maintenance, and operation of phosphate rock mines and beneficiation plants in multiple countries. Mr. Lamb is a “qualified person” as defined by Regulation
S-K
Subpart 1300 and NI
43-101.
For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this Form
10-K,
as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-economic, marketing, political or other relevant factors, please review the
43-101
Technical Report for the Don Diego Phosphorite Project attached as Exhibit 96.01 to this annual report on Form
10-K.
Technical Report
The information that follows relating to the Don Diego Phosphorite Project is, for the most part, derived from, and, in some instances, may be extracted from, the
43-101
technical report entitled “Technical Report: Revised Assessment of the Don Diego West Phosphorite Deposit, Mexican Exclusive Economic Zone (EEZ)” (the “Don Diego Technical Report”), with an effective date of June 30, 2014. Readers should consult the Don Diego Technical Report to obtain further information regarding the Don Diego Phosphorite Project, which is available at www.sec.gov and attached as Exhibit 96.01 to this annual report on Form
10-K.
The Don Diego Technical Report is not incorporated by reference into this annual report on Form
10-K.
Following the submission of the 2014 Technical Report, additional samples from the newly acquired Don Diego Norte concession were analyzed by Mr. Lamb and results were provided to us. No analysis has been done on the Don Diego Sur concession. The NI
43-101
Technical Report and additional updates pertaining to the Norte concession were completed using standard guidelines and protocols.
Location and Brief Description
The Don Diego Phosphorite Project concession area is a sedimentary marine phosphorite deposit located in the Mexican EEZ offshore Baja California Sur, Mexico in the Pacific Ocean. The property is located using a multi-point polygonal property demarcation bounded by latitudes 26.1°, 25.60°, and longitudes
-112.12°,
-112.80°
WGS 1984. The property is roughly 20 to 45 kilometers from shore. Following is a map denoting the three concessions in Don Diego in relation to Baja California Sur, Mexico.

N
Legend
Don Diego
Don Diego Norte
Don Diego Sur
Baja California
Gulf of California
1:3,000,000
0 20 40 80 120 160
Km
Coordinate System: GCS WGS 1984
Datum: WGS 1984
Units: Degree

Infrastructure and Access
There is no material infrastructure located on the property where the concessions are located. Access to the site is by sea-going
vessels dispatched from various nearby ports of opportunity.
Project engineering anticipates use of existing dredging technology to recover the phosphorite ore, including a trailer suction hopper dredger, and on-site
mechanical beneficiation using a floating production and storage platform to produce phosphate rock concentrate.

Description of Concessions
Total concessions encompass 1,147 km
2
of seafloor at a water depth of approximately 80 meters and consist of three concessions in total (see the previous map). The concessions were granted to ExO by the Mexican Secretary of Economy, General Coordination of Mining, and are valid for 50 years, with an option for a
50-year
extension. The primary concession was granted in 2012, and rights for the other two concessions (Norte and Sur) were acquired thereafter in 2014. To commence further operations on the Don Diego Phosphorite Project, ExO must obtain approval of its Environmental and Social Impact Assessment (“ESAI”) from the Mexican Secretariat of Environment and Natural Resources. See ExO Phosphate Project in the above ITEM 1. BUSINESS for additional information.
The property is subject to rents, fees and other payments to the Government of Mexico or its designated government ministry or agency. The anticipated annual obligations for each of the years in the three-year period ending December 31, 2024 are set forth in the table below.
Primary Concession

Year	Area (Hectares)	Annual Rent, MxN Pesos, owed semesterly

2022	80,050.5	30,236,658

2023	80,050.5	The above is based on 188.86 MxN per hectare per semester. 2023 will be a similar rate but increase by some inflationary factor e.g. increase the rate per hectare by about 5%

2024	80,050.5	The above is based on 188.86 MxN per hectare per semester. 2024 will be a similar rate but increase by some inflationary factor e.g. increase the rate per hectare by about 5%
Norte Concession

Year	Area (Hectares)	Annual Rent, Mx Pesos, owed semesterly

2022	14,300	3,069,352

2023	14,300	Will be based on 107.32 MxN per hectare per semester, with an increase in this rate from inflation

2024	14,300	Will be based on 188.86 MxN per hectare per semester, with an increase in this rate from inflation
Sur Concession

Year	Area (Hectares)	Annual Rent, Mx Pesos, owed semesterly

2022	20,425	4,384,022

2023	20,425	Will be based on 107.32 MxN per hectare per semester, with an increase in this rate from inflation

2024	20,425	Will be based on 188.86 MxN per hectare per semester, with an increase in this rate from inflation

Work Completed
The Don Diego Phosphorite Project is in the exploration stage with sufficient data to confirm the geological continuity of the deposit and the estimation of measured, indicated and inferred resource tonnes of resource. ExO, through exploration operations conducted by Odyssey, explored the area, characterized the environmental baseline to enable drafting of the ESAI, and acquired approximately 200 vibracore samples for assay. These cores were split into over 800 individual strata core units each of approximately 1 meter length. The cores were assayed at Florida Industrial and Phosphate Research Institute in Bartow, Florida under the guidance of Mr. Lamb.
Previous Operations
The mineral concession granted by the Government of Mexico to ExO is believed to be the first for the subject property. Nearby concessions have been granted to Innophos Holdings, Inc. (“Innophos”) and PhosMex Corporation (“PhosMex”) that are adjacent to and are a window within the Don Diego mineral concession. Innophos may have conducted an exploration program on its adjacent property of an estimated 13,474 hectares. However, the details and any findings have not been distributed in the public domain. There is no evidence of significant mineral exploration activities within the concession area held by PhosMex.
Assessment Results
The Don Diego Technical Report describes the exploration program for the Don Diego Mineral Concession as the most detailed phosphorite production-based exploration program to be executed in the Offshore Baja California Phosphorite District. The exploration concept was to explore the area using known technologies applied to the marine environment to locate a suitable phosphorite deposit capable of sustaining the production of 3.0 to 3.5 million tonnes per year of phosphate rock concentrates with suitable chemical characteristics for the production of phosphoric acid using one of the established wet processes for a period of not less than 20 years.
The keys conclusions of the Don Diego Technical Report, which covered a portion of the original primary concession area granted in 2012 are:

•
The Don Diego Mineral Concession contains an enriched, sedimentary marine phosphorite with the potential to yield a commercial phosphate rock concentrate using known procedures for mining (dredging) and mineral processing (washing, sizing, attrition, flotation and density separation).

•
The measured phosphorite resource for the Don Diego West Phosphorite Deposit is estimated at 106.9 million tonnes at 18.44% P
2
O
5
contained within an area of 27.83 km
2
. The average overburden thickness is 1.04 meters overlying an average of 2.75 meters of phosphorite.

•
The indicated phosphorite resource for the Don Diego West Phosphorite Deposit is estimated at 220.3 million ore tonnes at 18.71% P
2
O
5
contained within an area of 55.49 km
2
. The average overburden thickness is 1.16 meters overlying an average of 2.82 meters of phosphorite.

•
The inferred phosphorite resource for the Don Diego West Phosphorite Deposit is estimated at 166.4 million ore tonnes at 18.89% P
2
O
5
contained within an area of 40.74 km
2
. The average overburden thickness is 1.34 meters overlying an average of 2.97 meters of phosphorite.

•
The geologic boundaries of the Don Diego West Phosphorite Deposit appear to be open to the northwest, to the southeast, at depth and to the west. Future drilling results coupled with appropriate sampling and laboratory testing have the potential to further define the geologic continuity of the deposit and increase the mineral resource estimate.

•
Preliminary assaying and metallurgical testing of the core samples at approximately one-meter
intervals indicates the potential to produce a phosphate rock concentrate at 28% to 30% P
2
O
5
with a favorable CaO/P
2
O
5
ratio of 1.5 to 1.55 and a Minor Element Ratio (MER) of 0.07 to 0.08. The chemical analysis suggests that the concentrate would be suitable for the production of phosphoric acid using the wet process methods.

•
Additional analysis was performed by the qualified person on the Norte concession. Conclusions were reported as below and are in addition to the Technical Report; the table reported in the
Phosphorite Resources
subsection considers the overall reported resource statistics in the primary concession plus the Norte concession.

•
The measured phosphorite resource for the Don Diego Norte Concession is estimated at 8 million tonnes at 14.95% P
2
O
5
contained within an area of 2.25 km
2
. The average overburden thickness is 0.89 meters overlying an average of 2.51 meters of phosphorite.

•
The indicated phosphorite resource for the Don Diego Norte Concession is estimated at 23.3 million ore tonnes at 15.04% P
2
O
5
contained within an area of 6.58 km
2
. The average overburden thickness is 0.89 meters overlying an average of 2.49 meters of phosphorite.

•
The inferred phosphorite resource for the Don Diego Norte Concession is estimated at 63.4 million ore tonnes at 14.94% P
2
O
5
contained within an area of 17.89 km
2
. The average overburden thickness is 0.87 meters overlying an average of 2.53 meters of phosphorite.

Material Assumptions, Parameters, and Methods
The Don Diego Technical Report (Section 17.3) sets forth the material assumptions, parameters, and methods used to estimate phosphorite resources as follows:

•
The category estimates are based on 199 drill holes representing 746.6 meters of drilling and 761 sample intervals. Based on laboratory physical and chemical tests results, the raw data was calculated for each sample interval (strata) and the quantity and quality of each component was reported. Detailed size distribution data was summarized into coarse waste (+20 mesh), flotation feed
(-20+150
mesh) and fine waste
(-150
mesh) and the estimated quantity and quality for each was reported.

•
Flotation tests have established certain parameters (concentrate %P
2
O
5
and insol, tailings % P
2
O
5
and insol, and recovery factors) from a broad geographic range of sample locations at various depths and ore grades. These parameters were used to establish formulae for estimating the concentrate tonnes, % P
2
O
5
and insol for each strata containing an acceptable ore quantity and quality. [Based on critical physical and chemical characteristics that are directly correlated with Capital Investment and Operating Cost, each strata was classified as waste, marginal and mineable. Waste strata having a high Ore to Concentrate tonnage Ratio, a high Flotation Feed to Concentrate tonnage Ratio, or a low Concentrate P
2
O
5
content and lying above a marginal or mineable strata is identified as overburden. The overburden could be removed and discarded in a non-mineralized
(sterile) area prior to mining and processing the underlying phosphorite strata. The marginal strata will have a lower economic value but when blended with the mineable strata in a well-defined mine plan could make a positive economic contribution. The mineral strata have favorable physical, chemical and economic characteristics.

•
The resource calculation procedure is based on the geologic data and laboratory testing of the core samples obtained from the drilling program, the reduction of the data into strata calculation reports and compilation of the marginal and mineable strata into mineable hole composites.

•
Using a conventional polygonal area of influence to weight each mineable hole, the measured, indicated and inferred phosphorite resources were calculated. The chemical characteristics are weight averaged with the tonnes as the weighting factor.

•
Measured resources are based on those holes within the transverse cross-sections where the distance between drill holes is approximately 500 meters and the geologic continuity along the primary axis is considered to be 500 meters. Thus, the area of influence is 0.25 km
2
.

•
Indicated resources have an area of influence for each drill hole equal to 1.0 km
2
(500 meters by 2,000 meters). The area of influence for the inferred resources is variable and typically extends midway between transect lines.

•
The resources have been estimated as if the final product is to be a feedstock for a wet process phosphoric acid plant to produce end product phosphoric acid for the fertilizer market. The resources are subject to modification based on the requirements of the end user process such as direct application or SSP (single superphosphate).

Description of Sampling Methods
Piston Core and
One-Pass
Samples.
For each location two piston cores were collected, one was archived while the other was split, photographed and described. The one-pass
core barrel did not have liners; therefore, the material was hydraulically extruded into a core tray. For each one-pass
core, the core was photographed and described. For both types of samples, visual descriptions used a
10-power
hand lens and grain size card to determine grain size, sorting, roundness, presence of pelletal phosphorite, and shell fragment size. Colors were determined using Munsell soil color charts. Benthic infauna found within the samples were photographed, measured and identified. The archived core liner was capped and secured on both ends and labeled with appropriate identification. The archived piston core tubes, containing the undisturbed samples, were stored until returning to port (San Diego, California) where the samples were securely packaged, with a chain of custody identifying the contents of each package, and shipped by a commercial carrier to the Florida Industrial and Phosphate Research Institute (FIPR) laboratory in Bartow, Florida.
Rossfelder Core Samples.
Due to the recovery length, the Rossfelder core liners, containing the recovered samples, were cut into 1.0 to
1.2-m
sections and point sampled. Visual descriptions used a
10-power
hand lens and grain size card to determine grain size, sorting, roundness, presence of pelletal phosphorite, and shell fragment size. Colors were determined using Munsell soil color charts. Benthic infauna found within the samples were photographed, measured and identified. The
1-m
core liner sections were capped and secured on both ends, labeled with appropriate identifiers, and shipped by a commercial carrier to the FIPR laboratory. Only the samples from the Rossfelder Vibracore were used in the preparation of the Don Diego West Phosphorite Deposit resource estimate.
ROV Samples.
Visual descriptions used a
10-power
hand lens and grain size card to determine grain size, sorting, roundness, presence of pelletal phosphorite, and shell fragment size. Colors were determined using a Munsell soil color chart. Any benthic infauna found within the samples were photographed, measured and identified. No ROV samples were archived.
Phosphorite Resources
The table below sets forth, as of December 31, 2021, information regarding the measured, indicated, and inferred phosphorite resources associated with the Don Diego Phosphorite Project.. The 588 million tonnes is comprised of about 494 million ore tonnes from the main concession and about 94 million ore tonnes from the Norte concession. No assay has been conducted on samples from the Sur concession.

Phosphorite Resources	Ore (in millions of tonnes)	Average P 2 O 5%	Average Overburden Thickness (meters)	Average Phosphorite (meters)	Area (km 2 )	Area of Drill Hole Influence (max m 2 )
Measured phosphorite	114.9	18.2%	1.03	2.73	30.08	500 by 500
Indicated phosphorite	243.6	18.4%	1.13	2.19	62.07	500 by 2,000
Total measured and indicated	358.4	18.3%	1.10	2.77	92.15
Inferred phosphorite	229.9	17.8%	1.20	2.84	58.63	>500 by 2,000
Total deposit	588.3	18.1%	1.14	2.80	150.80
Internal Controls
Assay was overseen by a qualified person and performed in line with the procedures of the Association of Fertilizer and Phosphate Chemists (AFPC) at an experienced laboratory. Quality assurance and control measures included duplicate assays and the use of both blank and reference materials at select intervals. Uniform sample preparation, digestion, and spectral analysis procedures were followed. Measures are detailed is sections 13 and 14 and Appendix G in the attached
43-101
Technical Report for the Don Diego Phosphorite Project as Exhibit 96.01 to this annual report on Form
10-K.
Other exploration projects
In
Part 1 – Item 1 Business
, we include projects: LIHIR Subsea Gold (Lihir), CIC Project and Antigua and Barbuda (Antigua) as active projects. These are exploration targets that are in the early stages of validation. As discussed in NOTE G, we are investors in the CIC Project. Even though we have an investment position in CIC LTD (CIC), CIC is not consolidated into our consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries. Indicated and referred mineral resources have not been identified for the LIHIR and Antigua projects. A qualified person has not been engaged for the LIHIR and Antigua projects since they would be unable to issue any type of accurate technical report based on the limited data available. Therefore, we are of the position LIHIR, CIC and Antigua projects do not fall within the scope of the New Final Rule requiring mining disclosures as adopted by the Securities and Exchange Commission on October 31, 2018.
ITEM 3. LEGAL PROCEEDINGS
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

	Price
	High	Low
Quarter Ended
March 31, 2020	$4.95	$2.10
June 30, 2020	$5.31	$3.17
September 30, 2020	$8.49	$3.84
December 31, 2020	$8.15	$6.12
Quarter Ended
March 31, 2021	$8.69	$6.35
June 30, 2021	$7.40	$5.72
September 30, 2021	$7.94	$5.11
December 31, 2021	$7.00	$4.93
Approximate Number of Holders of Common Stock
The number of record holders of our common stock at January 18, 2022 was approximately 150. This does not include approximately 7,100 stockholders that hold their stock in accounts included in street name with broker/dealers.
Dividends
Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2021.
Issuer Purchases of Equity Securities
There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2021.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes thereto. A description of our business is discussed in Item 1 of this report which contains an overview of our business as well as the status of our ongoing project operations.
Results of Operations
The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2021, 2020 and 2019, all of which included a twelve-month period ended December 31.

2021 Compared to 2020

Increase/(Decrease)			2021 vs. 2020
(Dollars in millions)	2021	2020	$	%

Total revenue	$0.9	$2.0	$(1.1)	54.8%

Operations and research	9.6	10.9	(1.4)	12.6%
Marketing, general and administrative	6.3	3.7	2.6	68.6%

Total operating expenses	$15.9	$14.7	$1.2	8.2%

Total other income (expense)	$(1.2)	$(8.5)	$(7.3)	86.1%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0.0%

Non-controlling interest	$6.2	$6.3	$(0.1)	1.7%

Net income (loss)	$(10.0)	$(14.8)	$(4.9)	32.8%
Revenue
The revenue generated in each period was a result of performing oceanic research, project administration and search and recovery operations for our customers and related parties. Total revenue in the current year was $0.9 million, a $1.1 million decrease compared to the same period a year ago. One company to which we provided these services in both years was a deep-sea
mineral exploration company, CIC, which we consider to be a related party since it is owned and controlled by our past Chairman of the Board (see NOTE J). The primary reason for the $1.1 million reduction was that we were no longer engaged on another project since the latter half of 2020. This project accounts for $0.6 million of the reduction. In 2020 we had other marine search engagements for which we earned $0.5 million in revenue. These other marine engagements did not recur in this current year.
Cost and Expenses
Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Costs increased $2.6 million to $6.3 million for the year ended December 31, 2021 compared to $3.7 million from the same period in the prior year. The items contributing to this $2.6 million increase were an increase of $0.2 million in employee benefits and compensation related, and an increase of non-cash
long term incentive share-based compensation of $0.8 million. Legal fees increased by $0.2 million which is primarily related to supporting the expansion of our seafloor minerals portfolio. The remaining $1.4 million was due to a reduction in the discretionary incentive reserve during the prior year resulting from management’s decision to not pay certain discretionary incentives.
Operations and research expenses are primarily focused
around deep-sea mineral
exploration which includes minerals research, scientific services, marine operations and project management. Operations and research expenses decreased by $1.4 million from 2020 to 2021 primarily as a result of the following items: (i) a $0.3 million decrease in litigation financed costs directly associated with our NAFTA litigation and (ii) a $0.8 million decrease in marine services technical contracted labor in direct correlation with the reduction in revenue contracts that are nonrecurring in 2021 and (iii) the current year ended December 31, 2021 includes a gain on sale of equipment of $0.3 million.
Other Income or Expense
Other income and expense was $1.2 million in net expenses and $8.5 million in net expenses for 2021 and 2020, respectively, resulting in a net expense decrease of $7.3 million. This variance was attributable to a $1.2 million decrease from a $0.8 million prior year loss on debt extinguishment to a current year gain of $0.4 million on debt extinguishment. The prior year $0.8 million loss was due to fair value accounting on a refinancing of a loan with a creditor and the current year gain was due to the Small Business Administration forgiving our $0.4 million Payroll Protection Program loan. The other items were a decrease of $0.7 million in derivative fair value expense of our hybrid debt instrument that only existed in 2020, a $3.9 million increase in interest expense mainly attributable to our NAFTA litigation funding, a $4.1 million increase in other income due to removing the balance of our deferred income items from our balance sheet (see NOTE K) and a gain of $5.2 million related to a debt settlement agreement with a creditor that occurred in October 2021, see NOTE H – LOANS PAYABLE (Note 13 – Monaco) for further detail.
Income Taxes and
Non-Controlling
Interest
We did not incur any taxes in 2021, 2020 or 2019.
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
Interest” in the consolidated statements of operations. The
non-controlling
interest adjustment in the year ended December 31, 2021 was $6.2 million as compared to $6.3 million for the same period in 2021. The substance of these amounts is primarily due to the compounding of interest on intercompany debt and other standard operating costs.
Liquidity and Capital Resources

(Dollars in thousands)	2021	2020
Summary of Cash Flows:
Net cash (used) by operating activities	$(5,303)	$(9,287)
Net cash provided by investing activities	323	—
Net cash provided by financing activities	1,092	15,237

Net increase (decrease) in cash and cash equivalents	$(3,888)	$5,950

Beginning cash and cash equivalents	6,163	213

Ending cash and cash equivalents	$2,275	$6,163

Discussion of Cash Flows
Net cash used by operating activities for the calendar year of 2021 was $5.3 million. This represents an approximate $3.5 million decrease in use of funds when compared to the use of $9.3 million in the same period of 2020. The current year net cash used by operating activities reflected a net loss before non-controlling
interest of $16.1 million and is adjusted primarily by
non-cash
or
non-operating
items of $8.8 million, which primarily includes an investment in unconsolidated entity of $0.9 million, share-based compensation of $1.2 million, debt forgiveness of $0.4 million, a gain on sale of equipment of $0.3 million, an adjustment to deferred income of $3.8 million and a gain on the debt settlement agreement of $5.2 million. Other operating activities resulted in an increase in working capital of $19.7 million. This $19.7 million increase includes a $13.7 million increase to accrued expenses, an increase of $6.3 million to accounts payable and a decrease of $0.3 million to other assets and accounts receivable in 2021. The increase to accrued expenses and accounts payable is predominantly related to our NAFTA financed litigation as it pertains to standard litigation payables and accrued interest associated with the litigation financing.
Net cash used by operating activities for 2020 was $9.3 million. This represents a $3.8 million increase in use of funds when compared to the use of $5.4 million in the same period of 2019. The net cash used by operating activities reflected a net loss before non-controlling interest
of $21.1 million offset in part
by non-cash items
of $1.0 million which primarily includes loss on debt extinguishment of $0.8 million, investment in unconsolidated entity of $0.9 million, the fair-value of hybrid-debt accounting of $0.7 million and other which includes items such as depreciation and debt discount accretion for $0.4 million. Other operating activities resulted in an increase in working capital of $2.4 million compared to 2019. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2020 comprised the $2.4 million. The December 31, 2020 accounts payable balance of $4.1 million is comprised of: a) $3.3 million which pertains to four accounts. These accounts are not related to current operations and are not expected to be settled with cash, b) $0.5 million for our NAFTA litigation and will be funded from our litigation financing facility and c) $0.3 million of standard operating payables that will be settled in the normal course of business.
Cash flows provided by investing activities for the calendar year 2021 were $322,988, which is net of $19,137 of equipment purchases of a marine asset and computer and cash proceeds from the sale of equipment of $342,125.

There were no cash flows from investing activities in 2020.
Cash flows provided by financing activities for the calendar year 2021 were $1.0 million. The $1.0 million is comprised of $0.7 million received from the sale of equity in our subsidiary offset by outflows of $0.5 million for our lease obligation payments and other debt obligation payments. We were reimbursed $1.4 million from our funder related to our NAFTA litigation financed expenses. A $500,000 termination fee was paid in relation to our Termination Agreement (See NOTE H – Note 13).
Cash flows provided by financing activities for 2020 were $15.2 million, which represented a $12.3 million increase over the same period in 2019 of $2.9 million. The current period $15.2 million was comprised of funds received from our NAFTA litigation financing and funds received from the 37 North agreement (NOTE H). We also received funds from the Small Business Administration (SBA) programs for the Payroll Protection Program (PPP) and the Emergency Injury Disaster Loan (EIDL) (NOTE H). These debt proceeds of $3.6 million were offset by $0.2 million of repayments of financed obligations. In August 2020 we sold 2.5 million of our common shares for net-proceeds of
$11.3 million (see NOTE L). During December 2020, we sold $800,000 of new equity in one of our controlled subsidiaries to an existing shareholder of that subsidiary.
General Discussion 2021
At December 31, 2021, we had cash and cash equivalents of $2.3 million, a decrease of $3.9 million from the December 31, 2020 balance of $6.2 million. During March 2021, Epsilon Acquisitions LLC converted its indebtedness comprised of $1.0 million of principal and $0.4 million of accrued interest into 411,562 shares of our common stock, and during July 2021, certain creditors converted $1.1 million of our convertible debt and accrued interest of $0.3 million into 283,850 shares of our common stock (See NOTE H). Our litigation funder paid, on our behalf, $5.6 million of amounts due to vendors who are supporting our NAFTA litigation as well as directly reimbursing the Company $1.4 million for expended costs related directly to our NAFTA litigation.
Financial debt of the company, excluding any derivative, discounts, hybrid-debt fair value accounting or beneficial conversion feature components of such, was $42.2 million at December 31, 2021 and $43.2 million at December 31, 2020. During October 2021 we entered into a Termination and Settlement Agreement with Monaco and SMOM which removed $14.5 million of debt principal and accrued interest from our balance sheet. See NOTE H – LOANS PAYABLE (Note 13 – Monaco) for further detail.
Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (TFJA) in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA). On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes (ICSID) website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. The NAFTA’s Tribunal hearing took place from January 24 – January 29, 2022. After this evidentiary phase is closed by the Tribunal, deliberations will begin. Odyssey cannot predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case. See Litigation Financing below regarding the funding of this litigation, see ITEM 1. BUSINESS for further detail.
2020 Compared to 2019

Increase/(Decrease)			2020 vs. 2019
(Dollars in millions)	2020	2019	$	%
Total revenue	$2.0	$3.1	$(1.0)	33.7%

Operations and research	10.9	7.9	3.0	37.8%
Marketing, general and administrative	3.6	5.5	(1.7)	31.7%

Total operating expenses	$14.7	$13.4	$1.3	9.3%

Increase/(Decrease)			2020 vs. 2019
(Dollars in millions)	2020	2019	$	%

Total other income (expense)	$(8.5)	$(5.2)	$3.3	64.1%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0.0%

Non-controlling interest	$6.3	$5.1	$1.2	24.1%

Net income (loss)	$(14.8)	$(10.4)	$4.4	41.9%
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
Operations and research expenses increased by $3.0 million from 2019 to 2020 primarily as a result of the following items: (a) a $4.3 million increase in financed professional fees, legal fees, and other expenses directly associated with our NAFTA litigation pursuit, (b) a $1.3 million decrease in marine services operating technical labor costs, (c) a $0.4 million increase in our concession permit fees for our Mexican subsidiary and (d) a $0.4 million decrease in our general operational overhead which includes items such as travel related, insurances, depreciation and rent.
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

Discussion of Cash Flows
Net cash used by operating activities for 2020 was $9.3 million. This represents a $3.8 million increase when compared to the use of $5.4 million in the same period of 2019. The net cash used by operating activities reflected a net loss before non-controlling interest
of $21.1 million offset in part
by non-cash items
of $1.0 million which primarily includes loss on debt extinguishment of $0.8 million, investment in unconsolidated entity of $0.9 million, the fair-value of hybrid-debt accounting of $0.7 million and other which includes items such as depreciation and debt discount accretion for $0.4 million. Other operating activities resulted in an increase in working capital of $2.4 million compared to 2019. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2020 comprised the $2.4 million. The December 31, 2020 accounts payable balance of $4.1 million is comprised of: a) $3.3 million which pertains to four accounts. These accounts are not related to current operations and are not expected to be settled with cash, b) $0.5 million for our NAFTA litigation and will be funded from our litigation financing facility and c) $0.3 million of standard operating payables that will be settled in the normal course of business.
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
Cash flows used by investing activities for 2019 were $0.01 million compared to $1.0 million provided by for in 2018. The same period during 2018 includes a payment of $1.0 million from Magellan Ltd (“Magellan”) for the purchase of certain marine assets.
Cash flows provided by financing activities for 2020 were $15.2 million, which represented a $12.3 million increase over the same period in 2019 of $2.9 million. The current period $15.2 million was comprised of funds received from our NAFTA litigation financing and funds received from the 37 North agreement (NOTE H). We received funds from the Small Business Administration (SBA) programs for the Payroll Protection Program (PPP) and the Emergency Injury Disaster Loan (EIDL) (NOTE H). These debt proceeds of $3.6 million were offset by $0.2 million of repayments of financed obligations. In August 2020 we sold 2.5 million of our common shares for net-proceeds of
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
Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (TFJA) in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA). On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes (ICSID) website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. The NAFTA’s Tribunal hearing took place from January 24 – January 29, 2022. After this evidentiary phase is closed by the Tribunal, deliberations will begin. Odyssey cannot predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case. See Litigation Financing below regarding the funding of this litigation, see ITEM 1. BUSINESS for further detail.
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

Other loans and financing
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

Second Amendment and Restatement (December 12, 2020)
On December 12, 2020, the Claimholder and the Funder entered into a Second Amended and Restated International Claims Enforcement Agreement (the “Second Restated Agreement”) relating to the Subject Claim. Under the terms of the Second Restated Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $20,000,000 (the “Maximum Investment Amount”). The Second Restated Agreement requires the Funder to make Claims Payments in an aggregate amount no greater than $10,000,000 for the purposes of pursuing the Subject Claim to a final award (“Phase III Investment Amount”). We also incurred $200,000 in related fees, which were treated as an additional advance. The Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.
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
The December 31, 2021 carrying value of the obligation is $18,323,097 and is net of unamortized debt fees of $293,793 as well as the net unamortized debt discount of $649,928 associated with the fair value of the warrants. For the year ended December 31, 2021, the expense related to debt discount and fee amortization was $241,034 and $133,993, respectively. The total face value of this obligation at December 31, 2021 and 2020 was $19,266,818 and $12,207,477, respectively.
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
Our 2022 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,985 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.2 million (See NOTE L). These proceeds, coupled with other anticipated cash inflows, provided operating funds through early 2022.
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
Our consolidated
non-restricted
cash balance at December 31, 2021 was $2.3 million. We have a working capital deficit at December 31, 2021 of $49.3 million. In the fourth quarter of 2021, we executed a Termination and Settlement Agreement with Monaco and SMOM that removed approximately $14.5 million of indebtedness from our balance sheet (see NOTE H). Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $8.9 million at December 31, 2021, which includes cash of $2.3 million. The fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA), as well as the current NAFTA litigation, to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
Off Balance Sheet Arrangements
We do not engage in
off-balance
sheet financing arrangements. In particular, we do not have any interest in so-called
limited purpose entities, which include special purpose entities (SPEs) and structured finance entities.
Indemnification Provisions
Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2021.
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
Long-Lived Assets
As of December 31, 2021, we had approximately $0.5 million of net property and equipment, right to use – operating lease and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.
Realizability of Deferred Tax Assets
We have recorded a net deferred tax asset of $0 at December 31, 2021. As required by the ASC topic for Accounting for Income Taxes, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $74.1 million has been recorded as of December 31, 2021.
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
” in accounting for its exploration license. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of ASU 360, “
Subsequent Measurement.”
Contractual Obligations
At December 31, 2021, except as disclosed in NOTE O regarding our office lease, the Company did not have any other contractual obligations that extended beyond 12 months.
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
Internal Controls over Financial Reporting
Management’s report on our internal controls over financial reporting can be found in the financial statement section of this report. There have been no significant changes in the Company’s internal controls over financial reporting as of December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 13, 2022.
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

1.	(a) Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 37.

(b) Consolidated Financial Statement Schedules See “Index to Consolidated Financial Statements” on page 37.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Odyssey Marine Exploration, Inc and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc and Subsidiaries (the Company) as of December 31, 2021, and 2020, and the related consolidated statements of income, changes stockholders’ equity, and cash flows for each of the years in the three-year periods ended December 31, 2021, 2020 and 2019 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year periods ended December 31, 2021, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.
Consideration of the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company has incurred significant losses and they may be unsuccessful in raising the necessary capital to fund operations and capital expenditures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.
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
Evaluation of Exploration License
As discussed in Notes A, and F to the consolidated financial statements, the Company recorded an indefinite life intangible exploration license for approximately $1.8 million on the consolidated balance sheets at December 31, 2021 and 2020. The Company has determined that the exploration license has an indefinite useful life. This determination is reviewed annually by management, as well as an annual review for impairment. We identified the assessment of the useful life and potential impairment of the exploration license as a critical audit matter due to the assessment involving judgment in determining whether the rights to the license have an indefinite life, and judgment in determining if any triggering events have occurred that would cause the exploration license to be impaired.
The primary procedures we performed to address this critical audit matter included:

•
Gaining an understanding of the nature of the renewal process, and any additional economic factors in renewing the license. The economic factors considered included whether there were any legal, regulatory, or contractual provisions that would limit the useful life of the license.

•	We made inquiries with certain management of the Company to gain this understanding and reviewed the Company’s ability to renew the license.

•	We determined that the most recent license renewal had been filed and approved.

•	Performed procedures to determine if any events occurred that could impede the Company’s ability to renew the license and trigger an impairment consideration.
Evaluation of litigation financing with detachable warrants
As discussed in Note H to the consolidated financial statements, the Company has certain litigation financing with detachable warrants that is included in “loans payable” on the consolidated balance sheets at December 31, 2021 and 2020, respectively. We identified the litigation financing as a critical audit matter. The terms of the financing agreement were complicated and involved numerous amendments, significant non-cash
financing, issuance of warrants, and debt issuance costs. The terms of the financing agreement required significant audit effort in order to fully understand the terms of all the agreements as disclosed in Note H.
The primary procedures we performed to address this critical audit matter included the following:

•	We reviewed all the amended agreements.

•	We confirmed the face amount and the terms of the debt based on the various phases as disclosed in Note H to the consolidated financial statements.

•	We recalculated the fair value of the warrants issued in 2020.
Termination and Settlement Agreement
As discussed in Note H to the consolidated financial statements, the Company entered into a Termination and Settlement Agreement (the “Agreement”) with a lender, whereby the Company issued common stock and paid cash to the lender, and the lender agreed to forgive all outstanding notes payable and related accrued interest for this consideration. The Company paid $500,000 in cash and agreed to pay an additional $2.5 million. The agreement gave the lender the option to receive additional shares of common stock in-lieu
of the $2.5 million cash payment. The Company recorded in the consolidated statements of income, under the caption “Gain (loss) on debt settlement, net”, a gain of approximately $5.2 million. We identified the accounting of the conversion option and the gain on debt settlement as described in Note H to the consolidated financial statements, as a critical audit matter. The interpretation of the accounting as it relates to the conversion option is complex.
The primary procedures we performed to address this critical audit matter included the following:

•	We obtained and reviewed the terms of the Agreement and agreed the terms to the calculation of the gain on the debt settlement.

•	We confirmed the principal amount of the debt forgiven, and recalculated the accrued interest forgiven.

•	We reviewed the accounting of the conversion option based on the terms in the agreement and determined the conversion option should be classified as equity as a beneficial conversion feature.
We have served as the Company’s auditor since 2020
/s/ Warren Averett, LLC
PCAOB ID#: 2226
Tampa, Florida
March 31, 2022

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,274,751	$6,163,205
Accounts receivable and other, net	268,867	160,257
Other current assets	776,630	587,394

Total current assets	3,320,248	6,910,856

PROPERTY AND EQUIPMENT
Equipment and office fixtures	5,602,915	7,295,717
Right to use – operating lease, net	461,109	607,039
Accumulated depreciation	(5,584,881)	(7,287,999)

Total property and equipment	479,143	614,757

NON-CURRENT ASSETS
Investment in unconsolidated entity	3,253,950	2,370,794
Exploration license	1,821,251	1,821,251
Other non-current assets	34,295	41,806

Total non-current assets	5,109,496	4,233,851

Total assets	$8,908,887	$11,759,464

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,817,445	$1,463,669
Accrued expenses	27,844,107	21,174,005
Operating lease obligation	163,171	142,080
Loans payable	22,784,010	31,104,239

Total current liabilities	52,608,733	53,883,993

LONG-TERM LIABILITIES
Loans payable	18,472,997	11,489,029
Operating lease obligation	315,795	478,966
Deferred income and revenue participation rights	—	3,818,750

Total long-term liabilities	18,788,792	15,786,745

Total liabilities	71,397,525	69,670,738

Commitments and contingencies (NOTE O)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 14,309,315 and 12,591,084 issued and outstanding	1,431	1,259
Additional paid-in capital	249,055,600	237,505,357
Accumulated (deficit)	(275,090,857)	(265,134,463)

Total stockholders’ equity/(deficit) before non-controlling interest	(26,033,826)	(27,627,847)
Non-controlling interest	(36,454,812)	(30,283,427)

Total stockholders’ equity/(deficit)	(62,488,638)	(57,911,274)

Total liabilities and stockholders’ equity/(deficit)	$8,908,887	$11,759,464

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	12 Month Period Ended December 31, 2021	12 Month Period Ended December 31, 2020	12 Month Period Ended December 31, 2019
REVENUE
Marine services	883,790	1,087,669	1,984,316
Other services	$37,448	$950,663	$1,088,671

Total revenue	921,238	2,038,332	3,072,987

OPERATING EXPENSES
Operations and research	9,550,619	10,923,819	7,927,831
Marketing, general and administrative	6,321,798	3,749,912	5,491,849

Total operating expenses	15,872,417	14,673,731	13,419,680

LOSS FROM OPERATIONS	(14,951,179)	(12,635,399)	(10,346,693)
OTHER INCOME OR (EXPENSE)
Interest income	4,036	5,121	151
Interest expense	(10,829,464)	(6,915,535)	(5,360,192)
Gain (loss) on debt extinguishment	374,835	(777,484)	(290,024)
Gain on debt settlement, net	5,212,902	—	—
Change in derivative liabilities fair value	—	(732,958)	(322,485)
Other	4,061,090	(36,214)	819,517

Total other income or (expense)	(1,176,601)	(8,457,070)	(5,153,033)

LOSS BEFORE INCOME TAXES	(16,127,780)	(21,092,469)	(15,499,726)
Income tax benefit (provision)	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(16,127,780)	(21,092,469)	(15,499,726)
Non-controlling interest	6,171,385	6,280,313	5,059,765

NET (LOSS)	$(9,956,395)	$(14,812,156)	$(10,439,961)

LOSS PER SHARE
Basic and diluted	$(0.75)	$(1.41)	$(1.12)
Weighted average number of common shares outstanding
Basic and diluted	13,296,687	10,538,114	9,346,213
The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	12 Month Period Ended December 31, 2021	12 Month Period Ended December 31, 2020	12 Month Period Ended December 31, 2019
Preferred Stock – Shares
At beginning of year	—	—	—
Preferred stock converted to common	—	—	—

At end of year	—	—	—

Common Stock – Shares
At beginning of year	12,591,084	9,478,009	9,222,199
Common stock issued for cash	—	2,553,315	—
Common stock issued for conversion and settlement of convertible debt and accounts payable	695,412	380,223	—
Common stock issued to settle outstanding indebtedness	984,848	—	—
Common stock issued for asset acquisition	—	—	249,584
Common stock issued for exercise of warrant	—	56,228	—
Common stock issued for services	37,971	123,309	6,226

At end of year	14,309,315	12,591,084	9,478,009

Preferred Stock
At beginning of year	$—	$—	$—
Preferred stock converted to common	—	—	—

At end of year	$—	$—	$—

Common Stock
At beginning of year	$1,259	$948	$922
Common stock issued for cash	—	255	—
Common stock issued for conversion and settlement of convertible debt and accounts payable	70	38	—
Common stock issued to settle outstanding indebtedness	98	—	—
Common stock issued for asset acquisition	—	—	25
Common stock issued for exercise of warrant	—	6	—
Common stock issued for services	4	12	1

At end of year	$1,431	$1,259	$948

Additional Paid-in Capital
At beginning of year	$237,505,357	$221,027,057	$217,993,953
Common stock issued for conversion and settlement of convertible debt and accounts payable	2,774,209	2,449,284	—
Common stock issued to settle outstanding indebtedness	6,499,902	—	—
Beneficial conversion feature on convertible obligation	232,175	—	—
Share-based compensation	1,330,078	471,121	756,599
Fair value of warrants attached convertible debt	—	4,095,780	—
Asset acquisition	—	—	1,407,627
Debt modification	—	418,987	868,878
Common stock issued for cash, net	—	8,243,128	—
Subsidiary equity issued for cash	713,879	800,000	—

At end of year	$249,055,600	$237,505,357	$221,027,057

Accumulated Deficit
At beginning of year	$(265,134,462)	$(250,322,306)	$(239,882,345)
Net (loss)	(9,956,395)	(14,812,156)	(10,439,961)

At end of year	$(275,090,857)	$(265,134,462)	$(250,322,306)

Non-controlling Interest
At beginning of year	$(30,283,427)	$(24,003,114)	$(19,309,066)
Asset acquisition	—	—	365,717
Net (loss)	(6,171,385)	(6,280,313)	(5,059,765)

At end of year	(36,454,812)	(30,283,427)	(24,003,114)

Total stockholders’ equity/(deficit)	$(62,488,638)	$(57,911,274)	$(53,297,416)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Month Period Ended December 31, 2021	12 Month Period Ended December 31, 2020	12 Month Period Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) before non-controlling interest	$(16,127,780)	$(21,092,469)	$(15,499,726)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Note payable interest accretion	45,171	(150,322)	845,892
Accrued non-cash interest related to convertible debt	—	121,398	—
Share-based compensation	1,230,082	192,532	55,200
Depreciation and amortization	8,821	9,322	116,434
(Gain) loss on debt extinguishment	(374,835)	777,484	290,024
(Gain) on sale of equipment	(342,125)	—	—
Beneficial conversion feature on convertible debt, interest expense	232,175	—	—
Director fees settled with equity instruments	—	—	701,396
Change in derivatives liabilities fair value	—	732,958	322,485
Debt modification inducement	—	—	868,878
Right of use asset amortization	145,930	132,764	53,233
Financing fees amortization	133,993	52,213	—
Investment in unconsolidated entity	(883,156)	(870,794)	(747,333)
(Gain) on debt settlement, net	(5,212,902)	—	—
Deferred revenue	(3,818,750)	—	(825,000)
(Increase) decrease in:
Accounts receivable	(108,610)	261,336	367,828
Other assets	(181,725)	399,082	355,126
Increase (decrease) in:
Accounts payable	6,292,180	4,563,544	3,690,481
Accrued expenses and other	13,658,052	5,583,783	3,960,783

NET CASH (USED) IN OPERATING ACTIVITIES	(5,303,479)	(9,287,169)	(5,444,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	342,125	—	—
Purchase of property and equipment	(19,137)	—	(15,492)

NET CASH PROVIDED BY INVESTING ACTIVITIES	322,988	—	(15,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	1,375,511	3,620,977	3,271,181
Debt termination fee	(500,000)	—	—
Proceeds from sale of common stock	—	11,315,000	—
Offering costs paid on sale of common stock	—	(89,642)	—
Proceeds from sale of equity of subsidiary	713,879	800,000	—
Payment of operating lease liability	(142,080)	(123,152)	(48,838)
Repayment of loan and debt obligations	(355,273)	(286,198)	(346,130)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,092,037	15,236,985	2,876,213

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,888,454)	5,949,816	(2,583,578)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,163,205	213,389	2,796,967

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,274,751	$6,163,205	$213,389

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$1,275,269	$1,544,663
Income taxes paid	$—	$—	$—
Director fees paid with equity	$100,000	$278,602	$—
Accounts payable settled with equity	$—	$50,000	$—
Gain on debt forgiveness	$370,400	$—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the quarter ended September 30, 2019, we entered into a new five-year operating lease for our headquarters which resulted in a right-of-use asset and corresponding operating lease liability of
$793,036, see NOTE O.
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
During the year ended December 31,

2020, we received $6,079,702
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
During the year ended December 31, 2021, we received $5,603,831 in non-cash
financing associated with our litigation financing as described in Note
H
: Note 9 – Litigation financing. The funder paid this amount directly to vendors used in our NAFTA litigation support.
On March 30, 2021, Epsilon Acquisitions LLC converted $1,000,000 of its convertible note payable and

$448,697
of accrued interest at a conversion price of

$
3.52
per share into

411,562
shares of our common stock.
On July 12, 2021, certain creditors converted $1,050,000
of their convertible note payable and $275,582 of accrued interest at a conversion price of
$4.67 per share

into 283,850 shares of our common stock
.
On October 14, 2021, we entered into a Termination and Settlement Agreement with a lender, whereby we issued $6,500,000 of our common stock, paid $500,000 in cash and agreed to pay $2,500,000, which is included in loans payable short-term. In return, the lender forgave $8,574,366 in principal debt, $5,905,993 in accrued interest and $232,543 in accounts payable, see NOTE H (Note 13) for further detail.
The accompanying notes are an integral part of these financial statements.

4
5

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
Recent Accounting Pronouncements
Accounting standards not yet adopted
In August 2020, the FASB issued Accounting Standards Update (ASU)
No. 2020-06,
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
The amendments in the above Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The Board simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. We have adopted this ASU as of January 1, 2022.
Accounting standards adopted
On October 31, 2018, the SEC adopted a final rule (“New Final Rule”) that will replace SEC Industry Guide 7 with new disclosure requirements that are more closely aligned with current industry and global regulatory practices and standards, including NI
43-101.
Companies must comply with the New Final Rule for the company’s first fiscal year beginning on or after January 1, 2021. We adopted this New Final Rule on January 1, 2021.
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

4
6

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
Management use
d
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
” in accounting for its Exploration License (see NOTE F). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of the Accounting Standards Codification (“ASC”) for topic 360 for Property, Plant and Equipment
.

4
7

Long-Lived Assets
Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. We did not have any impairments in 2021, 2020 or 2019.
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
At December 31, 2021, 2020 and 2019 the weighted average common shares outstanding were 13,296,687, 10,538,114 and 9,346,213, respectively. For the periods ending December 31, 2021, 2020 and 2019 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.
The potential common shares, in the table following, represent potential common shares calculated using the treasury stock method from outstanding options and warrants that were excluded from the calculation of Diluted EPS:

	2021	2020	2019
Average market price during the period	$6.50	$5.06	$4.93

In the money potential common shares from options excluded	22,493	22,493	22,493

In the money potential common shares from warrants excluded	2,781,314	2,585,179	120,000

4
8

Potential common shares from
out-of-the-money
options and warrants were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options and warrants that were excluded from diluted EPS.

Per share exercise price	2021	2020	2019

Out of the money options excluded:
$12.48	136,833	136,833	136,833
$12.84	4,167	4,167	4,167
$26.40	75,158	75,158	75,158

Out-of-the-money warrants excluded:
$5.76	—	196,135	196,135
$7.16	700,000	700,000	700,000

Total excluded	916,158	1,112,293	1,112,293

The equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	2021	2020	2019
Excluded unvested restricted stock awards	476,341	249,391	41,667
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	12 Month Period Ended December 31, 2021	12 Month Period Ended December 31, 2020	12 Month Period Ended December 31, 2019
Net loss	$(9,956,395)	$(14,812,156)	$(10,439,961)

Numerator, basic and diluted net loss available to stockholders	$(9,656,395)	$(14,812,156)	$(10,439,961)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	13,296,687	10,538,114	9,346,213

Shares used in computation – diluted:
Weighted average common shares outstanding	13,296,687	10,538,114	9,346,213

Net loss per share – basic and diluted	$(0.75)	$(1.41)	$(1.12)

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

4
9

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
At December 31, 2021 and 2020, the Company did not have any financial instruments measured on a recurring basis.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure through the date this Form
10-K
is filed with the Securities and Exchange Commission.
NOTE B – CONCENTRATION OF CREDIT RISK
We do
not
have any outstanding loans that bear variable interest rates thus we do not have any corresponding interest rate risk.

NOTE C – ACCOUNTS RECEIVABLE AND OTHER, NET
Our accounts receivable consisted of the following:

	December 31, 2021	December 31, 2020
Related party	268,867	160,220
Other	—	37

Accounts receivable, net	$268,867	$160,257

During the quarter ended September 30, 2018, we began providing services for a deep-sea mineral exploration company, CIC Limited (“CIC”), in which our past Chairman of the Board, Greg Stemm, has a controlling and ownership interest. See NOTE J for further information. At December 31, 2021 and 2020, respectively, the company owed us
$268,867 and $134,452, respectively.
NOTE D – OTHER CURRENT ASSETS
Our other current assets consist of the following:

	December 31, 2021	December 31, 2020
Prepaid expenses	$732,562	$582,319
Deposits	44,068	5,075

Total other current assets	$776,630	$587,394

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Prepaid expenses are predominantly insurance related. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.
NOTE E – PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31, 2021	December 31, 2020
Computers and peripherals	535,807	612,286
Furniture and office equipment	1,009,238	1,267,281
Marine equipment	4,057,870	5,416,150
Right to use asset, net	461,109	607,039

	6,064,024	7,902,756
Less: Accumulated depreciation	(5,584,881)	(7,287,999)

Property and equipment, net	$479,143	$614,757

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
805-50-30-2
Initial Measurement
. In the future, the recoverability will be tested whenever events or changes in circumstances indicate that
i
ts carrying amount may not be recoverable per the guidance of ASC
360-10-35-21
Subsequent Measurement.
Management has considered whether any triggering events occurred that would cause impairment. Management did not identify any triggering events thus there is no
impairment for the year ended December 31, 2021 and 2020.

The consideration paid for the asset acquisition consisted of the following:

Fair value of 249,584 common shares issued	$1,407,653
Direct transaction costs	46,113

Total consideration paid	$1,453,766

The consideration was allocated as follows:

Intangible asset-exploration license rights	$1,821,251
Current assets	1,748
Current liabilities	(3,516)
Less: Non-controlling interest	(365,717)

Total net assets acquired	$1,453,766

Included in this acquisition
we
re the rights to Bismarck’s exploration license, which is renewable every two years. Per ASC
350-30-35-3,
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
NOTE G – INVESTMENT IN UNCONSOLIDATED ENTITY
Neptune Minerals, Inc. (NMI)
Our current investment in NMI consists of 3,092,488 Class B Common non-voting
shares and 2,612 Series A Preferred
non-voting
shares. The preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting
common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 202
1
, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred subsequent to the December 31, 2016 audit to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.
Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of December 31, 2021, the net carrying value of our investment in NMI was zero in our consolidated financial statements.
Chatham Rock Phosphate, Limited.
During 2012, we performed
deep-sea
mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now named Chatham Rock Phosphate Limited (“CRPL”). In exchange for our 9,320,348 shares of CRP
,
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
CIC

Limited
In 2018, we began providing services to CIC (see NOTE C). This company is pursuing deep water exploration permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a variable interest entity (VIE) consistent with ASU 2015-2. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At December 31, 2021 and December 31, 2020, the accumulated investment in the entity was $3,253,950 and $2,370,794, respectively, which is classified as an investment in unconsolidated entity in our consolidated balance sheets. We reviewed the following items to assist in determining CIC’s composition.
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
NOTE H –LOANS PAYABLE
The Company’s consolidated notes payable consisted of the following:

	December 31, 2021	December 31, 2020

Note 1 – Monaco 2014	—	$2,800,000
Note 2 – Monaco 2016	—	1,175,000
Note 3 – MINOSA 1	14,750,001	14,750,001
Note 4 – Epsilon	—	1,000,000
Note 5 – SMOM	—	3,500,000
Note 6 – MINOSA 2	5,050,000	5,050,000
Note 7 – Monaco 2018	—	1,099,367
Note 8 – Promissory note	—	1,245,862
Note 9 – Litigation financing	18,323,097	10,968,729
Note 10 – Payroll Protection Program	—	370,400
Note 11 – EIDL	149,900	149,900
Note 12 – Vendor note payable	484,009	484,009
Note 13 – Monaco	2,500,000	—

	$41,257,007	$42,593,268

Note 1 – Monaco 2014
On August 14, 2014, we entered into a Loan Agreement with Monaco Financial, LLC (“Monaco”) pursuant to which Monaco agreed to lend us up to $10.0 million. The loan was issued in three tranches: (i) $5.0 million (the “First Tranche”) was advanced upon execution of the Loan Agreement; (ii) $2.5 million (the “Second Tranche”) was advanced on October 1, 2014; and (iii) $2.5 million (the “Third Tranche”) was advanced on December 1, 2014. The Notes bear interest at a rate equal to 11% per annum. The Notes contained an option whereby Monaco could purchase shares of Oceanica held by Odyssey (the “Share Purchase Option”) at a purchase price that is the lower of (a) $3.15 per share or (b) the price per share of a contemplated equity offering of Oceanica which totals $1.0 million or more in the aggregate. The share purchase option was not clearly and closely related to the host debt agreement and required bifurcation.
On December 10, 2015, these promissory notes were amended as part of the asset acquisition agreement with Monaco (See NOTE R in our Form
10-K
filed with the Securities and Exchange Commission for the period ended December 31, 2017 for further information). The amendment included the following material changes: (i) $2.2 million of the indebtedness represented by the Notes was extinguished, (ii) $5.0 million of the indebtedness represented by the Notes ceased to bear interest and is only repayable under certain circumstances from certain sources of cash, and (iii) the maturity date on the Notes was extended to December 31, 2017. During March 2016, the maturity date was further extended to April 1, 2018 and the exercise price of the Share Purchase Option was re-priced
to $1.00 per share. In October 2018, the parties executed a Forbearance Agreement that extended the period of this Share Purchase Option to a period of one year after this indebtedness is repaid in full. This indebtedness has matured, but Monaco has not demanded payment because we were in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. See “Loan Modification (March 2016)” below. For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $434,934 and $574,680, respectively, was recorded. The outstanding interest-bearing balance of these Notes was zero at December 31, 2021 and $2.8 million at December 31, 2020, respectively.
On October 4, 2021 we entered into a Termination and Settlement agreement with Monaco that cancelled the entire indebtedness of approximately $5.2 million of principal and accrued interest related to this arrangement. This agreement also terminated all conversion options. See Note 13 below.
Note 2 – Monaco 2016
In March 2016, Monaco agreed to lend us an additional $1,825,000. These loan proceeds were received in full during the first quarter of 2016. The indebtedness bears interest at 10.0% percent per year. All principal and any unpaid interest were due on April 15, 2018. This indebtedness has matured, but Monaco has not demanded payment because we were in negotiations with Monaco. As of the maturity date, the interest rate was adjusted to the default rate of 18% per annum. The current outstanding balance was zero at December 31, 2021 and $1,175,000 at December 31, 2020. The indebtedness was convertible at any time until the maturity date into shares of Oceanica held by us at a conversion price of $1.00 per share. Pursuant to this loan and as security for the indebtedness, Monaco was granted a second priority security interest in
(a) one-half
of the indebtedness evidenced by the Amended and Restated Consolidated Note and Guaranty, dated September 25, 2015 (the “ExO Note”), in the original principal amount of $18.0 million, issued by Exploraciones Oceanicas S. de R.L. de C.V. to Oceanica Marine Operations, S.R.L. (“OMO”), and all rights associated therewith (the “OMO Collateral”); and (b) all technology and assets in our possession or control used for offshore exploration, including an ROV system, deep-tow
search systems, winches, multi-beam sonar, and other equipment. The carrying net book value of this equipment was less than $0.1 million. We unconditionally and irrevocably guaranteed all obligations of ours and our subsidiaries to Monaco under this loan agreement. As further consideration for the loan, Monaco was granted an option (the “Option”) to purchase the OMO Collateral. The Option was exercisable at any time before the earlier of (a) the date that is 30 after the loan is paid in full or (b) the maturity date of the ExO Note, for aggregate consideration of $9.3 million, $1.8 million of which would be paid at the closing of the exercise of the Option, with the balance paid in ten monthly installments of $750,000. In October 2018, both parties executed a Forbearance Agreement that extended the Option’s
30-day
period following a loan payoff to seven (7) months. During 2017, we sold a marine vessel to a related party of Monaco for $650,000. The consideration for this vessel was applied against our loan balance to Monaco in the amount of $650,000.

Accounting considerations
ASC 815 generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The option to purchase the OMO Collateral is an embedded feature that is not clearly and closely related to the host debt agreement and thus requires bifurcation. Because the option is out of the money, it has no material fair value as of the inception date or currently. The debt agreement did not contain any additional embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the market price on the date of issuance, therefore a BCF of $456,250 was recorded. This BCF has been fully amortized as of March 31, 2018. For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $203,096 and $268,350, respectively, was recorded.
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
On October 4, 2021 we entered into a Termination and Settlement agreement with Monaco that cancelled the entire indebtedness of approximately $2.4 million of principal and accrued interest related to this arrangement. This agreement also terminated all conversion options
. See Note 13 below.
Note 3 – MINOSA
On March 11, 2015, in connection with a Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”) agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance

5
5

shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the “Purchase Agreement”), among Odyssey, MINOSA, and Penelope Mining, LLC (the “Investor”); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the “Oceanica Call Option”). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the “Amendments”). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The outstanding principal balance of this debt was $14.75 million at December 31, 2021 and 2020, respectively. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 6 MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than
December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 6 – MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company. For the twelve months ended December 31, 2021 and
2020, interest expense in the amount of $1,179,998 and $1,183,230, respectively, was recorded.
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
5
6

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
Loan modification (October 1, 2016)
On October 1, 2016 Odyssey Marine Enterprises, Ltd. (“OME”), entered into an Amended and Restated Note Purchase Agreement (the “Restated Note Purchase Agreement”) with Epsilon Acquisitions LLC (“Epsilon”). In connection with the existing $3.0 million loan agreement, Epsilon agreed to lend an additional $3.0 million evidenced by secured convertible promissory notes. The convertible promissory notes bear an interest rate of 10.0% per annum and are due and payable on March 18, 2017. Epsilon has the right to convert all amounts outstanding under the Restated Note into shares of our common stock upon 75 days’ notice to OME or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the applicable conversion price, which is (a) $5.00 per share with respect to the $3.0 million already advanced under the Restated Note and (b) with respect to additional advances under the Restated Note, the five-day
volume-weighted average price of our common stock for the five trading day period ending on the trading day immediately prior to the date on which OME

5
7

submits a borrowing notice for such advance. Notwithstanding anything herein to the contrary, we shall not issue any of our common stock upon conversion of any outstanding tranche (other than the first $
3.0
 million already advanced) under this

Restated Note in excess of 1,388,769 shares of common stock. The additional tranches were issued as follows: (a) $1,000,000 (“Tranche 3”) was issued on October 16, 2016 with a conversion price of $3.52 per share; (b) $1,000,000 (“Tranche 4”) was issued on November 15, 2016 with a conversion price of $4.19 per share; and (c) $1,000,000 (“Tranche 5”) was issued on December 15, 2016 with a conversion price of $4.13 per share. During 2017, Epsilon assigned Tranche 4 and 5 totaling $2,000,000 of this debt to MINOSA under the same terms as the original debt. See Note – MINOSA 2 below for further detail. On March 30, 2021, Epsilon converted the aggregate indebtedness related to Tranche 3 totaling $1,448,697 into 411,562 shares of our common stock at a conversion price of $3.52 per share.
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
The Warrant’s fair value was calculated using the Black-Scholes-Merton (“BSM”) pricing model. The aggregate fair value of the Warrant totaled $303,712. Because the Warrant was issued as an inducement to Epsilon to issue additional debt, we recorded an inducement expense of $303,712. For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $34,520 and $90,136, respectively, was recorded.
Term Extension (March 21, 2017)
On March 21, 2017 we entered into an amendment to the Restated Note Purchase Agreement with Epsilon. In connection with the existing $6.0 million of indebtedness, the adjusted principal balance is due and payable in full upon the earlier of (i) written demand by Epsilon or (ii) such time as Odyssey or the guarantor pays any other indebtedness for borrowed money prior to its stated maturity date. As such the Company amortized the notes up to their face value of $6,050,000 and they were
classified as short-term.
T
he principal indebtedness at December 31, 2021 was zero and at December 31, 2020 was $1.0 million.
Note 5 – SMOM
On May 3, 2017, we entered into a Loan and Security Agreement (“Loan Agreement”) with SMOM. Pursuant to the Loan Agreement, SMOM agreed to loan us up to $3.0 million as evidenced by a convertible promissory note. As a commitment fee, we assigned the remaining 50% of our Neptune Minerals, LLC receivable to SMOM. This receivable had zero carrying

5
8

value on our balance sheet and due to the age and collectability was deemed to have no fair value. The indebtedness bears interest at a rate of 10% per annum and matures on the second anniversary of this Loan Agreement which is May 3, 2019. During January 2021, this Loan Agreement was amended by increasing the interest rate to 18%, effective January 1, 2021. On April 20, 2018, the loan was amended, and the principal amount of the Loan was increased to $3.5 million. The loan balance was zero at December 31, 2021 and $
3.5

million at December 31, 2020. The holder had the option to convert up to $2.0 million of any unpaid principal and interest into up to 50% of the equity interest held by Odyssey in Aldama Mining Company, S.de R.L. de C.V. which is a wholly owned subsidiary of ours. The conversion value of $1.0 million equates to 10% of the equity interest in Aldama. If the holder elected to acquire the entire 50% of the equity interest, the Holder had to pay the deficiency in cash. As additional consideration for the loan, the holder has the right to purchase from Odyssey all or a portion of the equity collateral (up to the 50% of the equity interest of Aldama) for the option consideration ($1.0 million for each 10% of equity interests) during the period that is the later of (i) one year after the maturity date and (ii) one year after the loan is repaid in full, the expiration date. The lender was also able to extend the expiration date annually by paying $500,000 for each year extended. For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $478,111 and $350,958, respectively, was recorded.
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
On October 4, 2021 we entered into a Termination and Settlement agreement with Monaco that cancelled the entire indebtedness of approximately $5.2 million of principal and accrued interest related to this arrangement. This agreement also terminated all conversion options. See Note 13 below.
Note 6 – MINOSA 2
On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility, and Epsilon assigned $2.0 million of its debt to MINOSA. At December 31, 2021 and December 31, 2020, the outstanding principal balance, including the Epsilon assignment, was $5.05 million. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa Note”) and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.35 per share. During December 2017, MINOSA transferred this indebtedness to its parent company. On July 15, 2021, $404,633 of this indebtedness with accumulated interest of $159,082 was transferred to a director of the Company under the same terms as the original agreement, and that indebtedness continues to be convertible at a conversion price of $4.35 per share. This transaction was reviewed and approved by the independent members of the Company’s board of directors.
This debt agreement did not contain any embedded terms or features that have characteristics of derivatives. However, we were required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did result in a BCF because the effective conversion price was less than the Company’s stock price on the date of issuance, therefore a BCF of $62,925 was recorded. As of December 31, 2017, all of the BCF has been accreted to the income statement. The BCF represented a debt discount that was amortized over the life of the loan. For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $504,998 and $506,381, respectively, was recorded.

5
9

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

Note 7 – Monaco 2018
During the period ended March 31, 2018, Monaco advanced us $1.0 million that was included in a loan agreement that was executed on April 20, 2018. Monaco also agreed to treat $99,366 of back rent owed by us to Monaco as part of this loan resulting in an aggregate principal amount of $1,099,366 at December 31, 2020. The indebtedness bears interest at 10.0% percent per year. During January 2021, this loan agreement was amended by increasing the interest rate to 18%, effective January 1, 2021. All principal and any unpaid interest are payable on the first anniversary of this agreement, April 20, 2019. This debt is secured by cash proceeds, if any, from our future shipwreck projects we have contracted with Magellan. As additional consideration, their share purchase option expiration date, as discussed in Note 1 – Monaco 2014 and Note 2 – Monaco 2016 above, has been extended from 30 days to seven months after the note becomes paid in full For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $209,229 and $138,333, respectively, was recorded.
On October 4, 2021 we entered into a Termination and Settlement agreement with Monaco that cancelled the entire indebtedness of approximately $1.6 million of principal and accrued interest related to this arrangement. This agreement also terminated all conversion options. As a result, the principal amount is zero at December 31, 2021. See Note 13 below.
Note 8 – Promissory note
On July 12, 2018, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with two
individuals (the “Lenders”), one of whom holds in excess of
5.0
% of our outstanding common stock. Pursuant to the Purchase Agreement, the Lenders agreed to lend an aggregate of $
1,050,000
to us, which was advanced in three tranches on July 12, 2018, $
500,000
, August 17, 2018, $
300,000
and October 4, 2018, $
250,000
. The indebtedness is evidenced by secured convertible promissory notes (the “Notes”) and bears interest at a rate equal to
8.0
%
per annum. Unless otherwise converted as described below, the entire outstanding principal balance under the Notes and all accrued interest and fees are due and payable on July 12, 2019. See “Term Extension (July 8, 2019)” below.
At any time after to the first to occur of (a) a sale by us of additional Notes or (b) September 12, 2018, the Lenders have the right to convert all amounts outstanding under the Notes into either (x) shares of our common stock at the conversion rate of $
8.00
per share, (y) $
500,000
of the indebtedness owed by Exploraciones Oceanicas S. de R. L. de C.V. (“ExO”) to Oceanica Marine Operations, S.R.L. (“OMO”), or (z) a
7.5
% interest in Aldama Mining Company, S. de R. L. de C.V. (“Aldama”). We indirectly hold a controlling interest in ExO; OMO and Aldama are indirect, wholly owned subsidiaries of ours.
In connection with the issuance and sale of the Notes, we issued warrants to purchase common stock (the “Warrants”) to the Lenders. The Lenders may exercise the Warrants to purchase an aggregate of
65,625
shares of our common stock at an exercise price of $
12.00
per share. The Warrants are exercisable during the period commencing on the date on which the Notes are converted into shares of our common stock and ending on July 12, 2021.
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
We determined that the debt achieved conventional convertible status and that the equity conversion option was in the money at inception which required the calculation of a beneficial conversion feature (“BCF”). The fair value of the warrants

6
1

and BCF component exceeded the amount of proceeds, therefore, they were limited to the cash proceeds of $1,050,000 at December 31, 2018. As a result, there was no value allocated to the debt at inception. The debt was being accreted to face value over its term using the effective interest method. The face value of this debt was zero at December 31 2021 and $1.05 million at December 31, 2020. For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $54,734 and $97,652, respectively, was recorded.
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
“Debt Modification and Extinguishments.” By applying the guidance, the Notes were determined to be substantially different and the transaction qualified for extinguishment accounting. As a result, we recorded a loss on extinguishment of approximately $777,500, which included the fair value of the warrants given as consideration for the modification. The premium of $358,497 was amortized over the remaining life of the debt. The related amortization for the years ended December 31, 2021 and
2020
was $195,863 and $323,171, respectively. The unamortized premium at December 31, 2021 was zero and at December 31, 2020 it was $195,863. Upon maturity of this indebtedness on July 12, 2021, the Lenders converted the Note and interest totaling $1,325,582 into 283,850 shares of our common stock. The conversion price was $4.67 per share of common stock.

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

6
5

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
Third Amendment and Restatement (June 14, 2021)
On June 14, 2021, the Claimholder and the Funder entered into a Third Amended and Restated International Claims Enforcement Agreement (the “Third Restated Agreement”) relating to the Subject Claim. Under the terms of the Third Restated Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $25,000,000, an increase of $5.0 million (the “Incremental Amount”). The Third Restated Agreement requires the Claimholder to request $2.5 million of the Incremental Amount (the “First $2.5 Million”). Within 15 days after exhaustion of the First $2.5 Million, the Claimholder may either (a) request the remaining $2.5 million (the “Second $2.5 Million”) of the Incremental Amount or (b) notify the Funder that the Claimholder has decided to self-fund the Second $2.5 Million. We also incurred $80,000 in related fees which were treated as an additional advance. This
Third
Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.
For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $7,354,940 and $3,668,242, respectively, was recorded. For the years ended December 31, 2021 and 2020, we recorded $241,034 and $172,849, respectively, of interest expense from the amortization of the debt discount and $133,993 and $52,214 interest from the fee amortization, respectively. The December 31, 2021 and December 31, 2020 carrying value of the debt is $18,323,097 and $10,968,729, respectively, and is net of unamortized debt fees of $293,793 and $347,786, respectively, as well as the net unamortized debt discount of $649,928 and $890,962, respectively, associated with the fair value of the warrant. The total face value of this obligation at December 31, 2021 and December 31, 2020 was $19,266,818 and 12,207,477, respectively.
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
The Loan, which is evidenced by promissory note issued by us (the “Promissory Note”), has a two-year term,
matures on April 16, 2022, and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. Odyssey may prepay the principal of the Loan at any time without incurring any prepayment charges. For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $1,788 and $936, respectively, was recorded. At December 31, 2021, the outstanding principal was zero and at December 31, 2020, was $370,400. We applied for 100% forgiveness with Fifth Third Bank during March 2021. In July 2021, we received communication from Fifth Third Bank and the SBA confirming 100% of this Loan was forgiven and paid in full effective July 1, 2021. The forgiven amount was included in Other income in our Consolidated Statements of Operations
.

Note 11 – Emergency Injury Disaster Loan
On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”). The principal amount of the EIDL Loan is $149,900, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of

3.75% per annum and installment payments, including principal and interest of $731, are due monthly beginning 12 months from the date of the EIDL Loan. In early 2021, the SBA extended this 12 month period to 24 months setting the first payment due date in May 2022. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 16, 2020, the Loan Authorization and Agreement, dated May 16, 2020, and the Security Agreement, dated May 16, 2020, each between the SBA and the Company. For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $10,102 and $0, respectively, was recorded. At December 31, 2021 and 2020, the outstanding principal balance was $149,900.
Note 12 – Vendor note payable
We currently owe a vendor $484,009 as an interest-bearing trade payable. This trade payable bears simple annual interest at a rate of 12%. The balance due was $484,009 at December 31, 2021 and 2020. As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August 2018. During the period ended June 30, 2018, we sold various marine equipment to Magellan for $1.0 million and the assumption of this vendor’s trade payable and accrued interest, however, we remain as guarantor on this trade payable. Included in this equipment is the equipment noted above the vendor has a primary lien on. The vendor consented to Magellan’s assumption of this debt but did not release us from our obligations. If Magellan defaults and the vendor forecloses on this equipment currently in Magellan’s possession, we would then have a contingent liability to Magellan in the amount of $0.5 million for two of the key assets. The Company subsequently received back one of the two key assets thus reducing the contingent liability to $0.3 million. For the twelve months ended December 31, 2021 and 2020, interest expense in the amount of $58,083 and $58,240, respectively, was recorded.
Note 13 – Monaco
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
Pursuant to the Termination Agreement, the loan agreements and contractual relationships were terminated, and we agreed to (a) issue 984,848 shares of our common stock (the “Settlement Shares”) to Monaco and (b) pay Monaco an aggregate amount of $3.0 million (the “Settlement Cash”) no later than December 1, 2021. The Settlement Shares were issued at a price equal to $6.60 per share, totaling $6.5 million, which was negotiated by the parties with reference to the recent market prices of our common stock and the other terms of the Termination Agreement. We delivered $500,000 of the Settlement Cash to Monaco upon execution and delivery of the Termination Agreement. At Monaco’s option, Monaco has the right, but not the obligation, to receive the remaining $2.5 million in shares of our common stock rather than in cash. This amount was to be settled December 1, 2021 but remain ed
 outstanding at December 31, 2021. This indebtedness does not carry an interest rate. If Monaco exercises the right, Odyssey will issue to Monaco the number of shares determined by dividing $2.5 million by the greater of $4.95 or 90% of the then-applicable five-day volume-weighted
average price per share of common stock. Under the terms of the Termination Agreement, (a) the Monaco Parties agreed that approximately $14.5 million of indebtedness, which includes accrued interest, owed by us to the Monaco Parties was satisfied in full and (b) certain of the Monaco Parties assigned to us all of their right, title, and interest in a portion of the proceeds from a specified shipwreck project. If received by us, these proceeds will be applied to the $2.5 million obligation. As a result of the termination of the loan agreements and contractual relationships, (x) our right to receive a percentage of the proceeds derived by the Monaco Parties from certain shipwreck projects was terminated, and (y) Monaco’s option to convert certain indebtedness held by it into shares of Oceanica Resources, S. de R.L. held indirectly by us was terminated. The Termination Agreement also sets forth mutual releases and other customary representations, warranties, and covenants of the parties. The Company determined that the embedded conversion feature was clearly and closely related to the host contract and met the scope exception under FASB ASC
815-40. Thus,
it did not require derivative liability classification under ASC 815. The Company then evaluated the conversion feature under FASB ASC
470-20,
“Debt with conversion and other options” for consideration of any beneficial conversion features (“BCF”). Based on the market price of the common stock on the date of the agreement as compared to the conversion price, they determined there was a BCF of 232,175 which was recorded in additional paid-in
capital. A BCF results in a debt discount which should be amortized over the stated maturity of the convertible instrument, or the earliest potential conversion date. Since the contract was convertible upon issuance, the discount was immediately accreted and charged to interest expense.

6
7

As a result of the Termination Agreement, we recognized a gain on debt settlement of approximately $5.2 million, which represented the difference between the loan principal, accrued interest and accounts payable forgiven of approximately $14.7 million and total consideration given of approximately $9.5 million.
The shares of common stock issuable under the Termination Agreement were offered and sold pursuant to a base prospectus and a prospectus supplement, both filed pursuant to Odyssey’s shelf registration statement on Form
S-3
(File No. 0333-227666).
Accrued interest
Total accrued interest associated with our financings was $21,875,753 and $18,002,386 as of December 31, 2021 and December 31, 2020, respectively.
Long-Term Obligation Maturities:
We have two obligations that span greater than twelve months. For our lease obligations, see Lease commitment in NOTE O – Commitments and Contingencies for further information on our operating lease obligations. See NOTE H – LOANS PAYABLE, Note 9 – Litigation Financing and Note 1
1
 – Emergency Injury Disaster Loan for further detail regarding the repayment and maturity on the December 31, 2021 debt balances totaling $18,472,997.
NOTE I – ACCRUED EXPENSES
Accrued expenses consist of the following:

	2021	2020
Compensation and incentives	$1,655,761	$1,136,754
Professional services	1,475,522	243,995
Deposit	450,000	450,000
Interest	21,875,753	18,002,386
Accrued insurance obligations	621,770	355,814
Other operating	1,765,301	985,056

Total accrued expenses	$27,844,107	$21,174,005

Professional fees are mainly attributable to legal fees and other professional services in support of operations and the NAFTA litigation. Compensation and incentives at December 31, 2021 includes $0.9 million accrued incentive awards for the company employees at December 31, 2020 and prior and $0.7 million additional for 2021. Payment of the incentives is subject to Board approval. Other operating at December 31, 2021 contains general expense items resulting from general operations. The primary expense in Other operating is

$1.8 million for exploration permits. Accrued interest is due to several lenders per debt agreements described in NOTE H. During the quarter ended September 30, 2019, we received an earnest money deposit of $450,000 from a company controlled by Greg Stemm, our past Chairman of the Board (see NOTE J for further information). The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been consummated. Accrued insurance obligations for the years ended December 31, 2021 and 2020 primarily consisted of directors and officers insurance obligations.
NOTE J – RELATED PARTY TRANSACTIONS
We currently provide services to a
deep-sea
mineral exploration company, CIC, which was organized and is majority owned and controlled by Greg Stemm, Odyssey’s past Chairman of the Board. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of Mr. Stemm’s consulting agreement in eff
ect
at that time. We are providing these services pursuant to a Master Services Agreement that provides for back-office services in exchange for a recurring monthly fee as well as other deep-sea
mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For 2021, we invoiced CIC a total of $921,238, which was for technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See NOTE C for related accounts receivable at December 31, 2021 and 2020 and NOTE G for our investment in an unconsolidated entity.
The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

6
8

On July 15, 2021, MINOSA assigned $404,633
of its indebtedness with accumulated accrued interest of
 $159,082 to a director of the Company under the same terms as the original agreement, and that indebtedness continues to be convertible at a conversion price of $4.35. This transaction was reviewed and approved by the independent members of the Company’s board of directors
, see NOTE H – LOANS PAYABLE (Note 6 – MINOSA 2) for detail.
NOTE K – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS
The Company’s participating revenue rights and deferred revenue consisted of the following for the respective year end:

	December 31, 2021	December 31, 2020
“ Seattle ” project	$—	62,500
Galt Resources, LLC (HMS Victory )	—	3,756,250

Total revenue participation rights	$—	$3,818,750

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
Galt Resources, LLC
In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any one project Galt selected prior to December 31, 2011. If the project is successful and generates sufficient proceeds, Galt will recoup their investment plus three times the investment. Galt’s investment return will be paid out of project proceeds. Galt will receive 50% of project proceeds until this amount is recouped. Thereafter, they will share in additional net proceeds of the project at the rate of 1% for every million invested. Subsequent to the original syndication deal, we reached an agreement permitting Galt to bifurcate their selection between two projects, the SS
Gairsoppa
and HMS
Victory
with the residual 1% on additional net proceeds assigned to the HMS
Victory
project only. The bifurcation resulted in $3,756,250 being allocated to each of the two projects. Therefore, Galt was entitled to receive 7.5125% of net proceeds from the HMS
Victory
project after they recoup their investment of $3,756,250 plus three times the investment. Galt has been paid in full for their share of the
Gairsoppa
project investment. There are no future payments remaining due to Galt for the
Gairsoppa
project. Based on the timing of the proceeds earmarked for Galt, the relative corresponding amount of Galt’s revenue participation right of $3,756,250 was amortized into revenue in 2012 based upon the percent of Galt-related proceeds from the sale of silver as a percentage of total proceeds that Galt earned under the revenue participation agreement ($15.0 million). There was no expiration date on the Galt deal for the HMS
Victory
project. If the archaeological excavation of the shipwreck is performed and insufficient proceeds obtained, then the deferred income balance would be recognized as other income. If the archaeological excavation of the shipwreck was performed and sufficient proceeds obtained, then the deferred income balance would be recognized as revenue. This project syndication agreement was mutually terminated in June 2021. Therefore, the carrying amount was written off to Other income (expense) in our Consolidated Statements of Operations.

6
9

NOTE L – STOCKHOLDERS’ EQUITY/(DEFICIT)
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
Warrants
In conjunction with the Note and Warrant Purchase Agreement related to Note 8 – Promissory note 2018 in NOTE H, we originally issued warrants to purchase an aggregate of 65,625 shares of common stock in connection with the notes that were issued. These warrants had an expiration date of July 21, 2021, an exercise price of $12.00, and were exercisable to purchase 65,625 shares of our common stock. On July 8, 2019 we entered into a Second Amendment to Note and Warrant Purchase Agreement and Warrant Modification Agreement. As a result, the lenders now hold warrants to purchase an aggregate of 196,135 shares of our common stock at an exercise price of $5.756 per share. These warrants are exercisable at any time until July 12, 2024. On August 14, 2020, this loan was modified and extended to July 12, 2021. In conjunction with the extension, the lenders received warrants to purchase an aggregate of 131,996 shares of our common stock at $4.67 per share. These warrants expire on August 14, 2023.
Included in the Restated Agreement as described in NOTE H, Note 9 – Litigation financing, during 2019, we issued a warrant allowing the lender to purchase up to 551,378 shares of our common stock at $3.99. The warrant is contingently exercisable and will become exercisable on the date on which we cease the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claims or the date on which Proceeds are deposited into the Escrow Account. The warrant has a five-year life that commences on the date it becomes exercisable.
In conjunction with our sale of shares common stock and warrants on August 21, 2020 as described above, we issued warrants to purchase up to 1,901,985 shares of our common stock. The warrants have an exercise price of $4.75 per share and are exercisable at any time during the three-year period commencing six months after the August 21, 2020 sale of our common stock, which is February 21, 2021.
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
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the periods ended December 31, 2021, 2020 and 2019 was $1,330,078, $471,121 and $756,599, respectively. The 2019 amount includes $675,000 of equity-based compensation issued from a subsidiary for director fees.
We did not grant stock options to employees or outside directors in 2021, 2020 or 2019. If options were granted, their values would be determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.
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

7
2

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	238,651	$15.95
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding at December 31, 2019	238,651	$15.95
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding at December 31, 2020	238,651	$15.95
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding at December 31, 2021	238,651	$15.95

Options exercisable at December 31, 2019	238,651	$15.95

Options exercisable at December 31, 2020	238,651	$15.95

Options exercisable at December 31, 2021	238,651	$15.95

The aggregate intrinsic values of options exercisable for the fiscal years ended December 31, 2021, 2020 and 2019 were $55,392, $98,129 and $15,564, respectively. The aggregate intrinsic values of options outstanding for the fiscal years ended December 31, 2021, 2020 and 2019 were $55,392, $98,129 and $15,564, respectively. The aggregate intrinsic values of options exercised during the fiscal years ended December 31, 2021, 2020 and 2019 are $0, $0 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of options vested during the fiscal years ended December 31, 2021, 2020 and 2019 was $0, $0 and $0, respectively.
As of December 31, 2021, there was no remaining amount of unrecognized compensation cost related to unvested share-based compensation awards granted to employees related to granted stock options.
The following table summarizes information about stock options outstanding at December 31, 2021:

Stock Options Outstanding

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$26.40 - $26.40	75,158	2.00	$26.40
$12.48 - $12.84	141,000	3.00	$12.48
$2.02 - $3.59	22,493	4.65	$2.74

	238,651	2.84	$15.95

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2021 and changes during the year ended December 31, 2021 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	249,391	$5.18
Granted	254,559	$7.05
Vested	(227,241)	$5.62
Cancelled	—	$—

Unvested at December 31, 2021	276,709	$6.54

The fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $1,213,525, $653,653 and $0, respectively. The fair value of unvested restricted stock units remaining at the periods ended December 31, 2021, 2020 and 2019 is $1,438,887, $1,770,676 and $132,917, respectively. The weighted-average grant date fair value of restricted stock units granted during the periods ended December 31, 2021, 2020 and 2019 were $7.05, $4.0 and $0, respectively. The weighted-average remaining contractual term of these restricted stock units at the periods ended December 31, 2021, 2020 and 2019 are 1.1, 2.0 and 0.8 years, respectively. As of December 31, 2021, there was a total of $1,349,419 unrecognized compensation cost related to unvested restricted stock awards.
The following table summarizes our common stock warrants outstanding at December 31, 2021:

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
Each participant in the Cuota Plans will be entitled to be paid the value of such participant’s CARs upon the occurrence of a “payment event.” As used in the Cuota Plans, payment events consist of a change in control of the Company or the date specified in the applicable award agreement and, in the case of the Key Employee Plan, a separation of service without cause and the participant’s continuous employment with the Company until the date specified in the applicable award agreement. The value of CARs liability will be based upon the difference between the basis in the cuotas of Oceanica on the date of the award of the CARs, which is $3.00, and the fair value of the cuotas on the date used for the payment event, in each case as determined by the Board in accordance with the provisions of the Cuota Plans. The fair value of the cuota as of August 31, 2019 was $1.00. There is no active market for Oceanica’s securities, and there was no activity that would have materially changed the valuation at December 31, 2021.
At December 31, 2021, there was no liability or associated compensation cost associated with these CARs. At December 31, 2021, there were 385,580 vested CARs outstanding and there were no excercisable CARs outstanding related to the Key Employee Plan. The CARs in the Nonemployee Director Plan are utilized as compensation for services, therefore these CARs vest upon grant. At December 31, 2021, the Nonemployee Director Plan had 292,663 CARs vested and outstanding.

7
4

NOTE M – INCOME TAXES
As of December 31, 2021, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $208,889,722 and net operating loss carryforwards for foreign income tax purposes of approximately $74,888,328. The federal NOL carryforwards from 2005
and
forward will expire in various years beginning 2025 and ending through the year 2035. From 2025 through 2027, approximately $47 million of the NOL will expire, and from 2028 through 2037, approximately $128 million of the NOL will expire. The NOL generated in 2018 through 2021 of approximately $34M will be carried forward indefinitely.
The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Current
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss and tax credit carryforwards	$72,201,754	$66,867,637
Capital loss carryforward	5,514	5,683
Accrued expenses	363,149	253,374
Start-up costs	5,664	5,837
Excess of book over tax depreciation	259,667	394,649
Stock option and restricted stock award expense	1,429,488	1,464,210
Debt Extinguishment	58,161	59,934
Less: valuation allowance	(74,138,667)	(68,859,984)

	$184,730	$191,340

Deferred tax liability:
Property and equipment basis	$10,434	$48,545
Prepaid expenses	174,296	142,795

	$184,730	$191,340

Net deferred tax asset	$—	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2021. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of December 31, 2021.
The change in the valuation allowance is as follows:

December 31, 2021	$74,138,667
December 31, 2020	68,859,984

Change in valuation allowance	$5,278,683

The federal and state income tax provision (benefit) is summarized as follows for the years ended:

	December 31, 2021	December 31, 2020	December 31, 2019

Expected (benefit)	$(3,386,834)	$(4,429,419)	$(3,254,942)
Effects of:
State income taxes net of federal benefits	(570,116)	(940,302)	(156,858)
Nondeductible expense	(56,839)	150,238	262,776
Subpart F Income	735,229	345,006	—
Debt Extinguishment	—	91,266	—
Funder Loan Proceeds	—	2,482,252	—
Change in valuation allowance	6,229,371	4,815,784	5,170,161
Foreign Rate Differential	(2,950,811)	(2,514,825)	(2,021,137)

	$—	$—	$—

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
NOTE N – MAJOR CUSTOMERS
For the fiscal year ended December 31, 2021, we had one
customer, CIC, which is a related party (See NOTE J), that accounted for
 100.0% of our total revenue. During the fiscal year ended December 31, 2020, we had two customers, one of which was CIC, that accounted for
 71.0% of our total revenue.
NOTE O – COMMITMENTS AND CONTINGENCIES
Rights to Future Revenues, If Any
We previously sold the rights to share in future revenues, if any, with respect to the “
Seattle
” project and previously recorded $62,500 as Deferred Income from Revenue Participation Rights (See NOTE K). We were contingently liable to share the future revenue of this project only if revenue is derived from this specific project but, during 2021 management permanently abandoned this project.
In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested $7,512,500 representing rights to future revenues of any project of Galt’s choosing. This amount was previously bifurcated equally between the SS
Gairsoppa
and HMS
Victory
projects. The SS
Gairsoppa
has been paid in full. This project syndication agreement was mutually terminated in June 2021. See NOTE K for further detail.
Legal Proceedings
The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.

7
6

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
Our 2021 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,985 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.2 million (See NOTE L). These proceeds, coupled with other anticipated cash inflows, provided operating funds through early 2022.
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
Our consolidated
non-restricted
cash balance at December, 2021 was $2.3 million. We have a working capital deficit at December 31, 2021 of $49.3 million. In the fourth quarter of 2021, we executed a Termination and Settlement Agreement with Monaco and SMOM that removed approximately $14.5 million of indebtedness from our balance sheet (see NOTE H). Our largest loan of $14.75 million from MINOSA had a due date of December 31, 2017 which is now linked to other stipulations, see NOTE H for further detail. The majority of our remaining assets have been pledged to MINOSA, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $8.9 million at December 31, 2021, which includes cash of $2.3 million. The fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (EIA), as well as the current NAFTA litigation, to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
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

7
7

At December 31, 2021, the ROU asset and lease obligation were, $338,577 and $351,881, respectively.
The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2022	151,965
2023	156,524
2024	92,884

$401,373

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
At December 31, 2021, the ROU asset and lease obligation were, $122,532 and $127,085, respectively.
The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2022	51,827
2023	53,382
2024	40,930

$146,139

We have recognized approximately $216,000 and $194,000 in rent expense associated with these leases for the years ended December 31, 2021 and 2020, respectively.
NOTE P – QUARTERLY FINANCIAL DATA – UNAUDITED
The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2021 and 2021. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year Ended December 31, 2021
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$291,676	$182,334	$197,051	$250,177
Gross profit	291,676	182,334	197,051	250,177
Net income (loss)	(3,720,218)	(2,227,499)	(4,085,297)	76,619
Basic and diluted net income per share	$(0.29)	$(0.17)	$(0.31)	$0.02

	Fiscal Year Ended December 31, 2020
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue - net	$1,005,511	$519,969	$211,538	$301,314
Gross profit	1,005,511	519,969	211,538	301,314
Net income (loss)	(2,897,976)	(4,098,623)	(5,448,046)	(2,367,511)
Basic and diluted net income per share	$(0.30)	$(0.43)	$(0.51)	$(0.17)

7
8

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
For the Fiscal Years of 2019, 2020 and 2021
ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Inventory reserve
2019	—	—	—	—	—
2020	—	—	—	—	—
2021	—	—	—	—	—

Accounts receivable reserve
2019	—	—	—	—	—
2020	—	—	—	—	—
2021	—	—	—	—	—

7
9

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 31, 2022	By:	/ S / Mark D. Gordon
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/ S / M ARK D. G ORDON	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 31, 2022
Mark D. Gordon

/ S / John D. Longley	President and Chief Operating Officer	March 31, 2022
John D. Longley

/ S / Christopher E. Jones	Chief Financial Officer (Principal Financial Officer)	March 31, 2022
Christopher E. Jones

/ S / Jay A. Nudi	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2022
Jay A. Nudi

/ S / John C. Abbott	Director	March 31, 2022
John C. Abbott

/ S / James S. Pignatelli	Director	March 31, 2022
James S. Pignatelli

/ S / J ON D. S AWYER	Director	March 31, 2022
Jon D. Sawyer

/ S / Todd E. Siegel	Director	March 31, 2022
Todd E. Siegel

/ S / Mark B. Justh	Lead Director	March 31, 2022
Mark B. Justh

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.6	Certificate of Withdrawal filed with the Nevada Secretary of State on June 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed July 6, 2016)

3.7	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed November 2, 2018)

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.2*	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.3*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

10.4	Stock Purchase Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 13, 2015)

10.5	Promissory Note dated March 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 13, 2015)

10.6	Pledge Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 13, 2015)

10.7	Amendment No. 1 to Stock Purchase Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 15, 2015)

10.8	Amendment No. 1 to Promissory Note dated April 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 15, 2015)

10.9	Amendment No. 1 to Pledge Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 15, 2015)

10.10	Amendment No. 2 to Promissory Note dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2015)

10.11	Convertible Promissory Note dated March 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2016)

10.12	Loan and Security Agreement dated April 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 21, 2016)

10.13	Convertible Promissory Note dated April 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 21, 2016)

10.14	Note Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 15, 2017)

10.15	Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 15, 2017)

10.16	Second Amended and Restated Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed August 15, 2017)

10.17	Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed August 15, 2017)

10.18	Share Purchase Agreement dated April 9, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed July 26, 2019)

10.19	Second Amended and Restated International Claims Enforcement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 22, 2020)

10.20	Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2019)

10.21	Note and Loan Agreement dated April 16, 2020 between Odyssey Marine Exploration, Inc. and Fifth Third Bancorp (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 22, 2020)

10.22	Loan Authorization, Note and Security Agreement dated May 16, 2020 and executed on June 26, 2020 between Odyssey Marine Exploration, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 30, 2020)

10.23	Third Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement dated August 14, 2020 among Odyssey Marine Exploration, Inc. and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 20, 2020)

10.24	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.25	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.26	Form of Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

10.27	Third Amended and Restated International Claims Enforcement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 17, 2021)

10.28	Termination and Settlement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed October 5, 2021)

21.1	Subsidiaries of the Registrant (filed herewith electronically)

23.1	Consent of Warren Averett LLC, Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

96.1	Technical Report, Revised Assessment of the Don Diego West Phosphorite Deposit, Mexican Exclusive Economic Zone (EEZ) prepared for Odyssey Marine Exploration, Inc and issued effective as of June 30, 2014 by Henry J. Lamb, P.G. (filed herewith electronically).

101.1	Inline XBRL Interactive Data File

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

*	Management contract or compensatory plan.

82