Form 10-Q
period 2022-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2022-05-16
CIK 798528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022.
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
of the Exchange Act):

Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 29, 2022 was
14,487,146
.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,106,313	$2,274,751
Accounts receivable and other, net	262,128	268,867
Other current assets	753,495	776,630

Total current assets	3,121,936	3,320,248

PROPERTY AND EQUIPMENT
Equipment and office fixtures	5,605,792	5,602,915
Right to use – operating lease, net	422,336	461,109
Accumulated depreciation	(5,587,254)	(5,584,881)

Total property and equipment	440,874	479,143

NON-CURRENT ASSETS
Investment in unconsolidated entity	3,548,925	3,253,950
Exploration license	1,821,251	1,821,251
Other non-current assets	34,295	34,295

Total non-current assets	5,404,471	5,109,496

Total assets	$8,967,281	$8,908,887

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$5,677,097	$1,817,445
Accrued expenses	30,827,610	27,844,107
Operating lease obligation	168,809	163,171
Loans payable	24,984,010	22,784,010

Total current liabilities	61,657,526	52,608,733

LONG-TERM LIABILITIES
Loans payable	19,483,909	18,472,997
Operating lease obligation	271,428	315,795

Total long-term liabilities	19,755,337	18,788,792

Total liabilities	81,412,863	71,397,525

Commitments and contingencies (NOTE G)
STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 14,487,146 and 14,309,315 issued and outstanding	1,448	1,431
Additional paid-in capital	249,189,881	249,055,600
Accumulated (deficit)	(283,321,086)	(275,090,857)

Total stockholders’ equity/(deficit) before non-controlling interest	(34,129,757)	(26,033,826)
Non-controlling interest	(38,315,825)	(36,454,812)

Total stockholders’ equity/(deficit)	(72,445,582)	(62,488,638)

Total liabilities and stockholders’ equity/(deficit)	$8,967,281	$8,908,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUE
Marine services	$294,975	$256,322
Operating and other	4,631	35,354

Total revenue	299,606	291,676

OPERATING EXPENSES
Marketing, general and administrative	1,918,496	1,291,614
Operations and research	5,056,535	1,797,437

Total operating expenses	6,975,031	3,089,051

INCOME (LOSS) FROM OPERATIONS	(6,675,425)	(2,797,375)

OTHER INCOME (EXPENSE)
Interest expense	(3,225,560)	(2,380,476)
Other	(190,257)	54,385

Total other income (expense)	(3,415,817)	(2,326,091)

(LOSS) BEFORE INCOME TAXES	(10,091,242)	(5,123,466)
Income tax benefit (provision)	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(10,091,242)	(5,123,466)
Non-controlling interest	1,861,013	1,403,248

NET (LOSS)	$(8,230,229)	$(3,720,218)

NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.57)	$(0.29)

Weighted average number of common shares outstanding
Basic	14,365,633	12,610,924

Diluted	14,365,633	12,610,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT) – Unaudited

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2021	$1,431	$249,055,600	$(275,090,857)	$(36,454,812)	$(62,488,638)

Share-based compensation	17	134,281	—	—	134,298
Net (loss)	—	—	(8,230,229)	(1,861,013)	(10,091,242)

March 31, 2022	$1,448	$249,189,881	$(283,321,086)	$(38,315,825)	$(72,445,582)

	Three Months Ended March 31, 2021
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
December 31, 2020	$1,259	$237,505,357	$(265,134,462)	$(30,283,427)	$(57,911,273)

Share-based compensation	1	281,687	—	—	281,688
Common stock issued for converted convertible debt	41	1,448,656	—	—	1,448,697
Common stock issued for services	1	99,999	—	—	100,000
Sale of subsidiary equity		713,879	—	—	713,879
Net (loss)	—	—	(3,720,218)	(1,403,248)	(5,123,466)

March 31, 2021	$1,302	$240,049,578	$(268,854,680)	$(31,686,675)	$(60,490,475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended
	March 31 2022	March 31 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(10,091,242)	$(5,123,466)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Investment in unconsolidated entity	(294,975)	(256,323)
Depreciation and amortization	2,373	1,833
Financing fees amortization	36,724	28,982
Loan payable prepayment premium	200,000	—
Note payable interest accretion	68,140	(45,204)
Right of use asset amortization	38,773	35,179
Share-based compensation	312,646	281,687
(Increase) decrease in:
Accounts receivable	6,739	(60,734)
Other assets	23,135	87,152
Increase (decrease) in:
Accounts payable	4,633,450	389,674
Accrued expenses and other	3,378,543	3,230,064

NET CASH USED IN OPERATING ACTIVITIES	(1,685,694)	(1,431,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,878)	—

NET CASH USED IN INVESTING ACTIVITIES	(2,878)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	2,200,000	—
Payment of operating lease liability	(38,729)	(33,668)
Proceeds from sale of equity of subsidiary	—	713,879
Payment of debt obligation	(186,777)	(177,438)
Repurchase of stock-based awards withheld for payment of withholding tax requirements	(454,360)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,520,134	502,773

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,438)	(928,383)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,274,751	6,163,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,106,313	$5,234,822

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Director compensation settled with equity	$276,012	$100,000
Accrued interest settled with common stock	$—	$34,520
Non-Cash
Disclosure:
During the three months ended March 31, 2022 and 2021, we received $706,048 and $577,539, respectively, in non-cash
financing associated with our litigation financing as described in Note H – Litigation financing. The funder paid this amount directly to vendors used in our North American Free Trade Agreement (“NAFTA”) litigation support.
On March 30, 2021, Epsilon Acquisitions LLC converted indebtedness of $1,448,697 at an exercise price of $3.52 into 411,562 shares of our common stock.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form
10-Q
and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2022 and the results of operations and cash flows for the interim periods presented. Operating results for the three month period ended March 31, 2022, are
not necessarily indicative of the results that may be expected for the full year.
Accounting standards adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40).
The amendments in this update are effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.
The amendments in ASU
No. 2020-06
affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The FASB simplified the settlement assessment by removing the requirements
(1)
 to consider whether the contract would be settled in registered shares,
(2)
 to consider whether collateral is required to be posted, and
(3)
 to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. We adopted this ASU as of January
1
,
2022
.
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
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
This summary of significant accounting policies of the Company is presented to assist in understanding our condensed consolidated financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity and have prepared them in accordance with our customary accounting practices.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, both domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The results of operations attributable to the non-controlling
interest are presented within equity and net income and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing inter-company balances, which are eliminated upon consolidation, include features allowing the liability to be converted into equity of a subsidiary, which if exercised, could increase the direct or indirect interest of the Company in the non-wholly
owned subsidiaries.

Use of Estimates
Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.
Reclassifications
Certain reclassifications have been made to the 2021 condensed consolidated financial statements in order to conform to the classifications used in 2022. The reclassifications had no impact to operations or working capital.
Revenue Recognition and Accounts Receivable
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Accounting Standards Codification (“ASC”) Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.
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
” in accounting for its Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of the ASC topic 360 for Property, Plant and Equipment
.
We did not have any impairments for the three months ended March 31, 2022 and 2021, respectively.
Long-Lived Assets
Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. We did not have any impairments for the three months ended March 31, 2022 and 2021, respectively.

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
For the three months ended March 31, 2022 and 2021, the weighted average common shares outstanding year-to-date
were 14,365,633 and 12,610,924, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.
The potential common shares in the following tables represent potential common shares calculated using the if-converted
method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2022	March 31, 2021
Average market price during the period	$5.91	$7.30
In the money potential common shares from options excluded	22,493	22,493
In the money potential common shares from warrants excluded	2,752,951	3,481,314
Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
Per share exercise price	March 31, 2022	March 31, 2021
Out of the money options excluded:
$12.48	136,833	136,833
$12.84	4,167	4,167
$26.40	75,158	75,158
Out-of-the-money warrants excluded:
$7.16	700,000	—

Total excluded	916,158	216,158

The equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2022	March 31, 2021
Excluded unvested restricted stock awards	276,709	447,164
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(8,230,229)	$(3,720,218)

Numerator, basic and diluted net loss available to stockholders	$(8,230,229)	$(3,720,218)

Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	14,365,633	12,610,924

Shares used in computation – diluted:
Weighted average common shares outstanding	14,365,633	12,610,924

Net loss per share – basic and diluted	$(0.57)	$(0.29)

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
At March 31, 2022 and December 31, 2021, the Company did not have any financial instruments measured on a recurring basis.
NOTE C – ACCOUNTS RECEIVABLE AND OTHER
Our accounts receivable consist of the following:

	March 31, 2022	December 31, 2021
Related party (see Note D)	$260,821	$268,867
Other	1,307	—

Total accounts receivable and other	$262,128	$268,867

NOTE D – RELATED PARTY TRANSACTIONS
We currently provide services to a
deep-sea
mineral exploration company, CIC Limited (“CIC”), which was organized and is majority owned and controlled by Greg Stemm, Odyssey’s past Chairman of the Board. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of Mr. Stemm’s consulting agreement in effect at that time. A current Odyssey director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.5% of CIC. We expect Mr. Justh to recuse himself from any decisions of the Board of Directors regarding CIC. The Board of Directors made a determination that Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules. We are providing these services to CIC pursuant to a Master Services Agreement that provides for back-office services in exchange for a recurring monthly fee as well as other deep-sea
mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the three months ended March 31, 2022 and 2021, we invoiced CIC a total of $294,975 and $291,676, respectively, which was for technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See NOTE C for related accounts receivable at March 31, 2022 and December 31, 2021 and NOTE E for our investment in an unconsolidated entity.
The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.
NOTE E – INVESTMENT IN UNCONSOLIDATED ENTITY
At March 31, 2022 and December 31, 2021, our accumulated investment in CIC was
$3,548,925 and
$3,253,950,
respectively, which is classified as an investment in unconsolidated entity in our condensed consolidated balance sheets.

NOTE F – INCOME TAXES
During the three month period ended March 31, 2022, we generated a federal net operating loss (“NOL”) carryforward of
$8.6 million
and generated $3.9 million of foreign NOL carryforwards. As of March 31, 2022, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately
 $
217.4 million and net operating loss carryforwards for foreign income tax purposes of approximately
$78.9 million
. The federal NOL carryforwards from 2005 will expire in various years beginning in 2025 and
ending through the
year 2035.

From 2025 through 2027, approximately $47 million of the NOL will expire, and from 2028 through 2037, approximately $128 million of the NOL will expire. The NOL generated in 2018 through 2021 of approximately $42.4M will be carried forward indefinitely.
NOTE G – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.
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
Going Concern Consideration
We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, or completing the MINOSA/Penelope equity financing transaction.
Our 2022 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,985 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.3 million. These proceeds, coupled with other anticipated cash inflows, are expected to provide operating funds through 2022.
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
Our consolidated
non-restricted
cash balance at March 31, 2022 was $2.1 million. We have a working capital deficit at March 31, 2022 of $58.5 million. The majority of our remaining assets have been pledged to MINOSA, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $9.0 million at March 31, 2022, which includes cash of $2.1 million. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an EIA to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
Lease commitment
At March 31, 2022, the right of usage (“ROU”) asset and lease obligation for our corporate office operating lease were, $309,579 and $322,916, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2022	$114,442
2023	156,524
2024	92,884

$363,850

At March 31, 2022, the ROU asset and lease obligation for our marine operations operating lease were, $112,757 and $117,321, respectively.
The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2022	$38,966
2023	53,382
2024	40,930

$133,278

We recognized approximately $54,000 and $41,000 in rent expense associated with these leases for the three month periods ended March 31, 2022 and 2021, respectively.

NOTE H – LOANS PAYABLE
The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable		Interest expense
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021

MINOSA 1	$14,750,001	$14,750,001	$290,959	$290,959
MINOSA 2	5,050,000	5,050,000	124,520	124,520
Litigation financing	19,334,009	18,323,097	2,412,348	1,505,032
Emergency Injury Disaster Loan	149,900	149,900	1,461	—
Vendor note payable	484,009	484,009	14,322	14,321
Monaco	2,500,000	2,500,000	111,000	—
37North	2,200,000	—	200,000	—
	$44,467,919	$41,257,007
Litigation Financing
For the three months ended March 31, 2022 and 2021, we recorded $68,140 and $50,479, respectively, of interest expense from the amortization of the debt discount and $36,724 and $28,982 interest from the fee amortization, respectively. The March 31, 2022 and December 31, 2021 carrying value of the debt wa
s $19,334,009 and $18,323,097, respectively, and
were
 net of unamortized debt fees of $257,069 and $293,793, respectively, as well as the net unamortized debt discount of $581,788 and $649,928, respectively, associated with the fair value of the warrant. The total face value of this obligation at March 31, 2022 and December 31, 2021 was $20,172,866 and 19,266,818, respectively.
37North
On March 17, 2022 we entered into a Note Purchase Agreement (“Note Agreement”) with 37North SPV 11, LLC (“37N”) in which 37N agreed to loan us up to $2,000,000. These loan proceeds were received in full on March 25, 2022. Pursuant to the
Note
Agreement, the indebtedness is
non-interest
bearing and matures on June 15, 2022. Anytime from 30 days after the maturity date, 37N has the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 125% of the amount of the indebtedness, by (B) the lower of $5.94 and 70% of the 10-day VWAP. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the
indebtedness
will not exceed i) 19.9% of the outstanding shares of Common Stock prior to the date of the Agreement, ii) 19.9% of the combined voting power of the outstanding voting securities, or iii) exceed the applicable listing rules of the Principal Market if the stockholders
don’t approve the issuance of Common Stock upon conversion of the indebtedness
.

Any time prior to maturity, we have the option to prepay the indebtedness
at an amount of 110% of the unpaid principal. From the maturity date to 29 days after the maturity date (July 14, 2022), we may prepay all (but not less than) an amount equal to 115% of the unpaid amount of the indebtedness. Anytime, after the 30th day after the maturity date (July 15, 2022), we may prepay all (but not less than) an amount equal to 125% of the unpaid amount of the indebtedness, however, we must provide 37N a
p
repayment
n
otice at least 10 days prior to repayment. If 37N delivers an exercise notice during this
10-day
period, the Note will be converted, rather than prepaid.
If 37N delivers an exercise notice and the number of shares issuable is limited by the 19.9% limitation outlined above, then we may prepay all (but not less than all) an amount equal to 130% of the remaining unpaid amount.
Accounting considerations
We evaluated the indebtedness and determined the shares issuable pursuant to the conversion option were determinate due to the cap on the number of issuable shares, and, as such, met the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The optional and contingent prepayment options provide the right to accelerate the settlement of debt; however, the prepayment options can only be exercised by the Company. As such, they are considered clearly and closely related to the debt host instrument and bifurcation was not necessary. We early adopted ASC
2020-06,
so we were not required to analyze the instrument for a beneficial conversion feature, and the instrument was recorded wholly as debt. Although the indebtedness does not bear interest, it must be repaid at amounts greater than the face value. According to ASC
470-10-35-2,
if a debt instrument has a contractual maturity date that can be extended at the issuer’s option, at an increasing rate, the debt discounts and issuance costs must be amortized over the period in which the debt is estimated to be outstanding, even if that period extends beyond the debt’s original contractual maturity date. The difference between the proceeds received and the repayment amount are generally amortized over the expected life of the indebtedness using the effective interest method. Management estimated the expected life to be very limited, so the entire expected repayment amount of
$2.2 million
, representing 110% of the indebtedness, was recorded upon issuance of the Note Agreement. We recognized $200,000 of interest expense for the period ended March 31, 2022.

Certain default put provisions were not considered to be clearly and closely related to the debt host, but management concluded that the value of these default put provisions was de minimis. We reconsider the value of the default put provisions each reporting period to determine if the value is material to the financial statements.
Accrued interest
Total accrued interest associated with our financings was $
24,719,363
and $
21,875,753
as of March 31, 2022 and December 31, 2021, respectively.

Accrued interest is included in accrued expenses on the accompanying condensed consolidated balance sheets.
NOTE I – STOCK-BASED COMPENSATION
The share-based compensation charged against income, related to our restricted stock units, for the three month periods ended March 31, 2022 and 2021, was
$312,646

and $281,687, respectively. We did not grant stock options to employees or outside directors in the three ended March 31, 2022 or 2021.
NOTE J – CONCENTRATION OF CREDIT RISK
We do
not
currently have any debt obligations with variable interest rates.
NOTE K – SUBSEQUENT EVENT
We have evaluated subsequent events for recognition or disclosure through the date of this Form
10-Q
is filed with the SEC.
1
4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our results of operation and financial condition. The discussion should be read in conjunction with our consolidated financial statements, the related notes to the financial statements and our Annual Report on Form
10-K
for the year ended December 31, 2021.
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
Operational Update
Additional information regarding our announced projects can be found in our Annual Report on Form
10-K
for the year ended December 31, 2021. Only projects material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.
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
outlines the SEC’s basic mining disclosure policy and what information may be disclosed in public filings.
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
Notwithstanding the factors stated above, in April 2016 the Mexican Ministry of the Environment and Natural Resources (“SEMARNAT”) unlawfully rejected the permission to move forward with the project.
ExO challenged the decision in Mexican Federal court and in March 2018, the Tribunal Federal de Justicia Administrativa (“TFJA”), an
11-judge
panel, ruled unanimously that SEMARNAT denied the application in violation of Mexican law and ordered the agency to re-take
their decision. Just prior to the change in administration later in 2018, SEMARNAT denied the permit a second time in defiance of the court. ExO is once again challenging the unlawful decision of the Peña Nieto administration before the TFJA. In addition, in April 2019, we filed a North American Free Trade Agreement (“NAFTA”) Claim against Mexico to protect our shareholders’ interests and significant investment in the project.
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

Odyssey filed its First Memorial in the case on September 4, 2020. Mexico filed its Counter-Memorial on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s Counter-Memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. Mexico filed their Rejoinder on October 19, 2021. All filings are available on the ICSID website. The NAFTA Tribunal hearing took place from January 24 – January 29, 2022. On May 10, 2022, one final witness, whose testimony was delayed due to COVID, testified before the NAFTA Tribunal. As soon as the hearing transcripts are finalized, final questions from the Tribunal are answered by the parties, and closing arguments are filed, the evidentiary phase of the case will be closed and the Tribunal can begin their deliberations. Odyssey cannot predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case.
On June 14, 2019, Odyssey executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for litigation costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See NOTE H – Litigation Financing).

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
meters deep in the Papua New Guinea Exclusive Economic Zone off the coast of Lihir Island, adjacent to the location of one of the world’s largest know terrestrial gold deposits. We have an 85.6% interest in Bismarck Mining Corporation, Ltd, the Papua New Guinea company that holds the exploration license for the project.
Previous exploration expeditions in the license area, including a survey conducted by Odyssey, indicate it is highly prospective for commercially viable gold content.
In August 2021, Papua New Guinea (“PNG”) issued a permit extension allowing Odyssey to continue with our exploration program. We have developed an exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. The Company met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work began in late 2021 and will continue, provided there are no constraints from the
COVID-19
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
Odyssey’s multi-year exploration program will focus on robust environmental surveys and studies that will accrue to environmental permitting in compliance with PNG’s requirements as well as the development of an Environmental Impact Assessment (“EIA”). During the exploration phase, steps to validate and quantify the precious and base metal content of the prospective resource will also be carried out. Once completed, if the data shows extraction can be carried out responsibly, Odyssey will apply for a Mining License.
Further development of this project is dependent on the characterization of any present resources during exploration and license approvals.
CIC Project:
Odyssey is a member of the CIC Consortium, which was founded and is led by Odyssey co-founder and former CEO, Greg Stemm, and includes Royal Boskalis Westminster NV and Odyssey Marine Exploration.
In December 2021, the Cook Islands Seabed Minerals Authority’s (“SBMA”) Licensing Panel evaluated three applications and announced that CIC Limited (“CIC”) met the qualification criteria for an exploration license. On February 23, 2022, CIC was awarded a five-year exploration license by the Cook Islands.
Through a wholly owned subsidiary, we have earned and now hold a position of approximately 13.6% of the current outstanding equity units of CIC. We have the ability to earn up to 20.0 million equity units over the next several calendar years, which represents an approximate 16.0% interest in CIC based on the currently outstanding equity units. This means we can earn approximately 3.5 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to this venture, see NOTE D.
Antigua and Barbuda:
In September 2021, Odyssey entered into a Memorandum of Understanding (“MoU”) with the Government of Antigua and Barbuda to determine the feasibility of a sustainable seabed mineral resource program from highly prospective areas in their Exclusive Economic Zone. There is a high probability for polymetallic nodule formation based on legacy data, regional analysis and seafloor conditions which are similar to and adjacent to our target area. Development of an exploration program, which will be the basis for a definitive agreement between the parties, is in late-stage development. Additional information will be released upon execution of the definitive agreement.

South American Phosphate Project:
Odyssey reached an exclusive agreement early in 2022 with BlueSea Minerals, Ltd. and BlueSea Minerals Brasil Ltda, (collectively “BlueSea Group”) to create a new joint venture (“JV”) company in which Odyssey will own a 75% interest. The new company will have exclusive rights to 19 highly prospective phosphate areas in the Exclusive Economic Zone (EEZ) of a South American country. Legacy data and desktop research indicate high-grade phosphate deposits in the concession areas.
Pending execution of the definitive agreement, Odyssey will manage the overall South American Phosphate Project development, and BlueSea Group will manage business operations in South Anerica. A related party to BlueSea Group, SeaSeep, will provide marine operations services, supervised by Odyssey.
The 19 licenses to be developed by the JV include 366 square kilometres of seabed. The geological setting of these licenses is similar to the geology Odyssey identified off the coast of Mexico, which is now known as the ExO Phosphate deposit (“ExO project”). Since then, phosphate prices have surged and the need for phosphate to combat world hunger continues to grow. It is anticipated that the South American deposits can be dredged with the standard and similar technology and engineering solutions already identified for the ExO Project, which will allow the phosphate to be recovered in an environmentally responsible manner without the addition of any chemicals into the sea.
Critical Accounting Policies and Changes to Accounting Policies
There have been no material changes in our critical accounting estimates since December 31, 2021.
Results of Operations
The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest $1,000,000 and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.
Three months ended March 31, 2022, compared to three months ended March 31, 2021.

			2022 vs. 2021
Increase/(Decrease) (Dollars in millions)	2022	2021	$	%
Total revenues	$0.3	$0.3	$0.0	0%

Marketing, general and administrative	1.9	1.3	0.6	48.5%
Operations and research	5.1	1.8	3.3	181.3%

Total operating expenses	$7.0	$3.1	$3.9	125.8%

Total other income (expense)	$(3.4)	$(2.3)	$(1.1)	46.8%

Income tax benefit (provision)	$0.0	$0.0	$0.0	0%

Non-controlling interest	$1.9	$1.4	$0.5	32.6%

Net income (loss)	$(8.2)	$(3.7)	$(4.5)	121.2%

Revenue
The revenue generated in each period was a result of performing marine research and project administration for our customers and related parties. Total revenue in the current quarter was $0.3 million, which is consistent as compared to the same period a year ago. One company to which we provided these services in both years was a deep-sea
mineral exploration company, CIC, which we consider to be a related party since it is owned and controlled by our past Chairman of the Board (see NOTE D).

Operating Expenses
Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Expenses increased $0.6 million to $1.9 million for the three-month period ended March 31, 2022 compared to $1.3 million from the same period in the prior year. The items contributing to this $0.6 million increase were an increase of $0.2 million in employee benefits and compensation related and an increase of non-cash
long term incentive share-based compensation of $0.1million. Legal fees increased by $0.2 million which is primarily related to supporting the expansion of our seafloor minerals portfolio. Insurance expenses increased by $0.1 million as a result of increased premiums.
Operations and research expenses are primarily focused around deep-sea
mineral exploration which include minerals research, scientific services, marine operations and project management. Operations and research expenses increased by $3.3 million from 2021 to 2022 as a result of the following items: (a) a $3.0 million increase in litigation financed costs directly associated with our NAFTA litigation, (b) a $0.2 million increase in our concession permit fees for our Mexican subsidiary and (c) a $0.1 million increase in marine services primarily related to global prospectivity.
Total
Other
Income and Expense
Total other income and expense was $3.4 million in net expense and $2.3 million in net expense for 2022 and 2021, respectively, resulting in a net expense increase of $1.1 million. This variance was attributable to a $0.6 million increase in interest expense in connection with our NAFTA litigation funding and a $0.2 million loan payable prepayment premium.
Taxes and
Non-Controlling
Interest
Due to losses, we did not accrue any taxes in either period ending 2022 or 2021.
Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our condensed consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the
“Non-Controlling
Interest” in the condensed consolidated statements of operations. The non-controlling
interest adjustment in the first quarter of 2022 was $1.9 million as compared to $1.4 million in the first quarter of 2021. The substance of these amounts is primarily due to the compounding of interest on intercompany debt and other standard operating costs.
Liquidity and Capital Resources

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Summary of Cash Flows:
Net cash used in operating activities	$(2,140)	$(1,431)
Net cash used in investing activities	(3)	—
Net cash provided by financing activities	1,974	503

Net decrease in cash and cash equivalents	$(168)	$(928)
Beginning cash and cash equivalents	2,274	6,163

Ending cash and cash equivalents	$2,106	$5,235

Discussion of Cash Flows
Net cash used in operating activities for the first three months of 2022 was $2.1 million. This represents an approximate $0.7 million increase in use of funds when compared to the use of $1.4 million in the same period of 2021. The net cash used in operating activities reflected a net loss before non-controlling
interest of $10.1 million and is adjusted primarily by
non-cash
items of $0.1 million, which primarily includes an investment in unconsolidated entity of $0.3 million, share-based compensation of $0.1 million, and offset by the $0.2 million non-cash
adjustment loan payable prepayment premium. Other operating activities resulted in an increase in working capital of $8.0 million. This $8.0 million increase includes a $3.4 million increase to accrued expenses and an increase of $4.6 million to accounts payable in 2022. The increase to accrued expenses and accounts payable is predominantly related to our NAFTA financed litigation.

Cash flows used in investing activities for the first three months of 2022 were minimal and zero for the three months ended 2021.
Cash flows provided by financing activities for the first three months of 2022 were $2.0 million. The $2.0 million is comprised of $2.2 million received from the issuance of loan payable offset by the $0.2 million of debt obligation payments. Cash flows provided by financing activities for the first three months of 2021 were $0.5 million. The $0.5 million is comprised of $0.7 million from the sale of equity in our subsidiary offset by the outflows of less than $0.1 million for our lease obligation and $0.2 of debt obligation payments.
Other Cash Flow and Equity Areas
General Discussion
At March 31, 2022, we had cash and cash equivalents of $2.1 million, a decrease of $0.2 million from the December 31, 2021 balance of $2.3 million. During March 2021, Epsilon Acquisitions LLC converted its indebtedness comprised of $1.0 million of principal and $0.4 million of accrued interest into 411,562 shares of our common stock, and during July 2021, certain creditors converted $1.1 million of our convertible debt and accrued interest of $0.3 million into 283,850 shares of our common stock. Our litigation funder paid, on our behalf, $0.7 million of amounts due to vendors who are supporting our NAFTA litigation as well as directly reimbursing the Company $0.2 million for expended costs related directly to our NAFTA litigation.
Financial debt of the company, was $44.5 million at March 31, 2022 and $42.2 million at December 31, 2021. During October 2021 we entered into a Termination and Settlement Agreement with Monaco and SMOM which removed $14.5 million of debt principal and accrued interest from our balance sheet.
Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (“TFJA”) in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the NAFTA. On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes (“ICSID”) website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. The NAFTA Tribunal hearing took place from January 24 – January 29, 2022. On May 10, 2022, one final witness, whose testimony was delayed due to COVID, testified before the NAFTA Tribunal. As soon as the hearing transcripts are finalized, final questions from the Tribunal are answered by the parties, and closing arguments are filed, the evidentiary phase of the case will be closed and the Tribunal can begin their deliberations. Odyssey cannot predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case. See Litigation Financing below regarding the funding of this litigation.
Financings
The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable		Interest expense
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
MINOSA 1	$14,750,001	$14,750,001	$290,959	$290,959
MINOSA 2	5,050,000	5,050,000	124,520	124,520
Litigation financing	19,334,009	18,323,097	2,412,348	1,505,032
Emergency Injury Disaster Loan	149,900	149,900	1,461	—
Vendor note payable	484,009	484,009	14,322	14,321
Monaco	2,500,000	2,500,000	111,000	—
37North	2,200,000	—	200,000	—

	$44,467,919	$41,257,007

Litigation Financing
For the three months ended March 31, 2022 and 2021, we recorded $68,140 and $50,479, respectively, of interest expense from the amortization of the debt discount and $36,724 and $28,982 interest from the fee amortization, respectively. The March 31, 2022 and December 31, 2021 carrying value of the debt was $19,334,009 and $18,323,097, respectively, and were net of unamortized debt fees of $257,069 and $293,793, respectively, as well as the net unamortized debt discount of $581,788 and $649,928, respectively, associated with the fair value of the warrant. The total face value of this obligation at March 31, 2022 and December 31, 2021 was $20, 172,866 and 19,266,818, respectively.

37North
On March 17, 2022 we entered into a Note Purchase Agreement (“Note Agreement”) with 37North SPV 11, LLC (“37N”) in which 37N agreed to loan us up to $2,000,000. These loan proceeds were received in full on March 25, 2022. Pursuant to the Note Agreement, the indebtedness is non-interest
bearing and matures on June 15, 2022. Anytime from 30 days after the maturity date, 37N has the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 125% of the amount of the indebtedness, by (B) the lower of $5.94 and 70% of the
10-day
VWAP. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness will not exceed i) 19.9% of the outstanding shares of Common Stock prior to the date of the Agreement, ii) 19.9% of the combined voting power of the outstanding voting securities, or iii) exceed the applicable listing rules of the Principal Market if the stockholders don’t approve the issuance of Common Stock upon conversion of the indebtedness.
Any time prior to maturity, we have the option to prepay the indebtedness at an amount of 110% of the unpaid principal. From the maturity date to 29 days after the maturity date (July 14, 2022), we may prepay all (but not less than) an amount equal to 115% of the unpaid amount of the indebtedness. Anytime, after the 30th day after the maturity date (July 15, 2022), we may prepay all (but not less than) an amount equal to 125% of the unpaid amount of the indebtedness, however, we must provide 37N a prepayment notice at least 10 days prior to repayment. If 37N delivers an exercise notice during this
10-day
period, the Note will be converted, rather than prepaid.
If 37N delivers an exercise notice and the number of shares issuable is limited by the 19.9% limitation outlined above, then we may prepay all (but not less than all) an amount equal to 130% of the remaining unpaid amount.
Accounting considerations
We evaluated the indebtedness and determined the shares issuable pursuant to the conversion option were determinate due to the cap on the number of issuable shares, and, as such, met the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The optional and contingent prepayment options provide the right to accelerate the settlement of debt; however, the prepayment options can only be exercised by the Company. As such, they are considered clearly and closely related to the debt host instrument and bifurcation was not necessary. We early adopted ASC
2020-06,
so we were not required to analyze the instrument for a beneficial conversion feature, and the instrument was recorded wholly as debt. Although the indebtedness does not bear interest, it must be repaid at amounts greater than the face value. According to ASC
470-10-35-2,
if a debt instrument has a contractual maturity date that can be extended at the issuer’s option, at an increasing rate, the debt discounts and issuance costs must be amortized over the period in which the debt is estimated to be outstanding, even if that period extends beyond the debt’s original contractual maturity date. The difference between the proceeds received and the repayment amount are generally amortized over the expected life of the indebtedness using the effective interest method. Management estimated the expected life to be very limited, so the entire expected repayment amount of $2.2 million, representing 110% of the indebtedness, was recorded upon issuance of the Note Agreement.
Certain default put provisions were not considered to be clearly and closely related to the debt host, but management concluded that the value of these default put provisions was de minimis. We reconsider the value of the default put provisions each reporting period to determine if the value is material to the financial statements.
Going Concern Consideration
We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us, or completing the MINOSA/Penelope equity financing transaction.
Our 2021 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On August 21, 2020, we sold an aggregate of 2,553,314 shares of our common stock and warrants to purchase up to 1,901,985 shares of our common stock. The net proceeds received from this sale, after offering expenses of $0.3 million, were $11.2 million. These proceeds, coupled with other anticipated cash inflows, provided operating funds through early 2022.

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
Our consolidated
non-restricted
cash balance at March 31, 2022 was $2.1 million. We have a working capital deficit at March 31, 2022 of $58.5 million. The majority of our remaining assets have been pledged to MINOSA, leaving us with few opportunities to raise additional funds from our balance sheet. The total consolidated book value of our assets was approximately $9.0 million at March 31, 2022, which includes cash of $2.1 million. The fair market value of these assets may differ from their net carrying book value. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an environmental permit (“EIA”), as well as the current NAFTA litigation, to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
New Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40).
The amendments in this update are effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.
The amendments in ASU
No. 2020-06
affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. We adopted this ASU as of January 1, 2022.
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
Off-Balance
Sheet Arrangements
We do not engage in
off-balance
sheet financing arrangements. In particular, we do not have any interest in so-called
limited purpose entities, which include special purpose entities (“SPEs”) and structured finance entities.

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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file with or furnish to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within required time periods. There have been no significant changes in our internal controls over financial reporting to date in 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company may be subject to a variety of claims or suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.
ITEM 1A. Risk Factors
For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. Investors should consider such risk factors prior to making an investment decision with respect to the Company’s securities.
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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 16, 2022	By:	/s/ Christopher E. Jones
Christopher E. Jones, as Chief Financial Officer and Authorized Officer