Form 10-K/A
period 2021-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2022-07-19
CIK 798528

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
Auditor’s Name: Warren Averett, LLC
Auditor’s Location: Tampa, Florida
Auditor’s PCAOB ID Number: 2226

EXPLANATORY NOTE
Odyssey Marine Exploration, Inc. (the “Company,” “we”, or “our”) is filing this Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2021, which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Item 2 of Part I and Item 9A of Part I in their entirety in response to comments received from the SEC staff with respect to the Original Filing.
Other than the items referenced above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are or will be addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning givens to them in the Original Filing.

		Page

Part I

Item 2.	Properties	1

Item 9A.	Controls and Procedures	6

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
Rossfelder Core Samples
. Due to the recovery length, the Rossfelder core liners, containing the recovered samples, were cut into 1.0 to
1.2-m
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

ROV Samples
. Visual descriptions used a
10-power
hand lens and grain size card to determine grain size, sorting, roundness, presence of pelletal phosphorite, and shell fragment size. Colors were determined using a Munsell soil color chart. Any benthic infauna found within the samples were photographed, measured and identified. No ROV samples were archived.
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
10-K.
Related Matters
This annual report on Form
10-K
does not include a resource estimate for the Don Diego Phosphorite Project because we do not have a technical report summary for the project that meets the requirements of Item 601(b)(96) of Regulation
S-K
and cannot obtain one without unreasonable expense or delay.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file with or furnish to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control-Integrated Framework (2013 edition)
. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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

ODYSSEY MARINE EXPLORATION, INC.
Dated: July 18, 2022

	By:	/s/ Christopher E. Jones
Chief Financial Officer

6