Form 10-K/A
period 2021-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2022-08-11
CIK 798528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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

Auditor’s Name: Warren Averett, LLC
Auditor’s Location: Tampa, Florida
Auditor’s PCAOB ID Number: 2226

EXPLANATORY NOTE
Odyssey Marine Exploration, Inc. (the “Company,” “we,” or “our”) is filing this Form
10-K/A
(this “Amendment”) to further amend our Annual Report on Form
10-K
for the year ended December 31, 2021, which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”), as amended by the Form 10-K/A that we filed with the SEC on July 19, 2022 (the "First Amendment"). As used in this Amendment, the Original Filing, as previously amended by the First Amendment, is referred to as the "Amended Filing." This Amendment is being filed to amend and restate Item 2 of Part I and Item 9A of Part I in their entirety in response to comments received from the SEC staff with respect to the First Amendment. This Amendment also restates Item 15 of Part IV in its entirety and, pursuant to Rule 12b-15, new certifications by our principal executive officer and our chief financial officer as required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.
Other than the items referenced above, this Amendment does not attempt to modify or update the Amended Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are or will be addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Amended Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

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

Work Completed
The Don Diego Phosphorite Project is in the exploration stage. ExO, through exploration operations conducted by Odyssey, explored the area, characterized the environmental baseline to enable drafting of the ESAI, and acquired approximately 200 vibracore samples for assay.
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

Related Matters
This annual report on Form
10-K
does not include a resource estimate for the Don Diego Phosphorite Project because currently we do not have a technical report summary for the project that meets the requirements of Item 601(b)(96) of Regulation
S-K.
Other Interests and Projects
Overview
In addition to the Don Diego Phosphorite Project, we hold the following interests or have undertaken the following early-stage activities:

•	we hold an 85.6% interest in Bismarck Mining Corporation, Ltd, a Papua New Guinea company (“Bismarck”);

•	through a wholly owned subsidiary, we hold a 13.9% interest in CIC Limited, a company organized under the laws of the Cook Islands (“CIC”); and

•	we have entered into a Memorandum of Understanding (“MoU”) with the Government of Antigua and Barbuda (“GOAB”).
Lihir Gold Project
Bismarck holds an exploration license for a project, which we refer to as the Lihir Gold Project, that covers a subsea area that contains at least five prospective gold exploration targets in two different mineralization types: seamount-related epithermal and modern placer gold. Two subaqueous debris fields within the area are adjacent to the terrestrial Ladolam Gold Mine and are believed to have originated from the same volcanogenic source. The resource lies 500-2,000 meters deep in the Papua New Guinea (“PNG”) Exclusive Economic Zone off the coast of Lihir Island, adjacent to the location of one of the world’s largest know terrestrial gold deposits. Previous exploration expeditions in the license area, including a survey conducted by Odyssey, indicate it is highly prospective for commercially viable gold content.
In August 2021, the PNG government issued a permit extension to Bismarck allowing Odyssey to continue with our exploration program. We have developed an exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. The Company met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work began in late 2021. Bismarck and Odyssey value the environment and respect the interests and people of PNG and Lihir and are committed to transparently sharing of all environmental data collected during the exploration program.
Offshore survey and mapping operations commenced in December 2021 in the license area. Raw data is being processed to produce a report and full analysis. The goals of this work include producing a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This will provide a basis for characterizing the geologic setting of the area and essentially creating a “snapshot” of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling.

Odyssey’s multi-year exploration program will focus on robust environmental surveys and studies that will accrue to environmental permitting in compliance with PNG’s requirements as well as the development of an Environmental Impact Assessment. During the exploration phase, steps to validate and quantify the precious and base metal content of the prospective resource will also be carried out. Once completed, if the data shows extraction can be carried out responsibly, [Odyssey will apply for a mining license].
Because the Lihir Gold Project relates to an exploration target and only exploration activities have been undertaken, there is insufficient data or information from which to estimate a mineral resource. The exploration results are insufficient to derive estimates of tonnage, grade, and production rates, or in an assessment of economic viability.
CIC Project
Odyssey is a member of the CIC Consortium, which was founded and is led by Odyssey co-founder and former CEO, Greg Stemm, and includes Royal Boskalis Westminster NV and Odyssey Marine Exploration. The CIC Consortium was founded to apply for a license from the Cook Islands Seabed Minerals Authority (“SBMA”) to explore for seabed minerals in the Cook Islands, which we refer to as the CIC Project. In December 2021, the Cook Islands Seabed Minerals Authority’s (“SBMA”) Licensing Panel evaluated three applications and announced that CIC met the qualification criteria for an exploration license, and CIC was later awarded a five-year exploration license by the Cook Islands.
Through a wholly owned subsidiary, Odyssey has earned and now hold a position of approximately 13.9% of the current outstanding equity units of CIC. We have the ability to earn up to 20.0 million equity units over the next several calendar years, which represents an approximate 16.0% interest in CIC, based upon the currently outstanding equity units. We earned our current equity position through the provision of services rendered to the CIC Consortium.
Because the CIC Project relates to an exploration target, there is insufficient data or information from which to estimate a mineral resource. The data and information available are insufficient to derive estimates of tonnage, grade, and production rates, or in an assessment of economic viability.
Antigua and Barbuda
In September 2021, Odyssey entered into a Memorandum of Understanding (“MoU”) with the Government of Antigua and Barbuda (“GOAB”) to determine the feasibility of a sustainable seabed mineral resource program from highly prospective areas in their Exclusive Economic Zone. We believe there is a high probability for polymetallic nodule formation based upon legacy data, regional analysis and seafloor conditions which are similar to and adjacent to our target area. Development of an exploration program, which will be the basis for a definitive agreement between the parties, is in late-stage development. The data and information available relating to this area are insufficient to derive estimates of tonnage, grade, and production rates, or in an assessment of economic viability.
Certain Information
The information set forth above regarding the Lihir Gold Project, the CIC Project, and the potential project that is the subject of the MoU with the GOAB does not include certain information regarding these projects to which we do not have access. The omitted information includes the aggregate annual production for the properties during each of the three most recently completed fiscal years; acreages involved; key permit conditions; mine types and mineralization styles; and information regarding processing plants and other available facilities. The foregoing information was not presented in the disclosure provided either because it is not available from any source or obtaining the information would result in an unreasonable burden or expense to Odyssey.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation our CEO and CFO have concluded that these disclosure controls and procedures are effective.
Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2021, based on the framework and criteria established in
Internal Control-Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our CEO and our CFO, concluded that our internal control over financial reporting was effective as of December 31, 2021.
This Annual Report does not include an attestation report by Warren Averett, LLC, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ODYSSEY MARINE EXPLORATION, INC.
Dated: August 11, 2022

	By:	/s/ Christopher E. Jones
Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.6	Certificate of Withdrawal filed with the Nevada Secretary of State on June 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed July 6, 2016)

3.7	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed November 2, 2018)

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

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

10.24	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.25	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.26	Form of Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

10.27	Third Amended and Restated International Claims Enforcement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 17, 2021)

10.28	Termination and Settlement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed October 5, 2021)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021

23.1	Consent of Warren Averett LLC, Independent Accountants (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

96.1
Technical Report, Revised Assessment of the Don Diego West Phosphorite Deposit, Mexican Exclusive Economic Zone (EEZ) prepared for Odyssey Marine Exploration, Inc and issued effective as of June 30, 2014 by Henry J. Lamb, P.G. (incorporated by reference to Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021

101.1	Inline XBRL Interactive Data File (incorporated by reference to Exhibit 101.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

*	Management contract or compensatory plan.