Form 10-Q
period 2022-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2022-11-15
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022.

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 25, 2022 was 19,507,469.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,782,608	$2,274,751
Accounts receivable and other, net	422,656	268,867
Other current assets	481,384	776,630
Total current assets	7,686,648	3,320,248
PROPERTY AND EQUIPMENT
Equipment and office fixtures	5,637,026	5,602,915
Right to use – operating lease, net	341,833	461,109
Accumulated depreciation	(5,330,678)	(5,584,881)
Total property and equipment	648,181	479,143
NON-CURRENT ASSETS
Investment in unconsolidated entity	4,147,008	3,253,950
Exploration license	1,821,251	1,821,251
Other non-current assets	34,295	34,295
Total non-current assets	6,002,554	5,109,496
Total assets	$14,337,383	$8,908,887
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,568,554	$1,817,445
Accrued expenses	37,715,418	27,844,107
Operating lease obligation	172,665	163,171
Loans payable	20,284,010	22,784,010
Total current liabilities	60,740,647	52,608,733
LONG-TERM LIABILITIES
Loans payable	24,354,604	18,472,997
Operating lease obligation	186,406	315,795
Total long-term liabilities	24,541,010	18,788,792
Total liabilities	85,281,657	71,397,525
Commitments and contingencies (NOTE G)
STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 19,507,469 and 14,309,315 issued and outstanding	1,950	1,431
Additional paid-in capital	264,621,682	249,055,600
Accumulated (deficit)	(293,459,800)	(275,090,857)
Total stockholders’ deficit before non-controlling interest	(28,836,168)	(26,033,826)
Non-controlling interest	(42,108,106)	(36,454,812)
Total stockholders’ deficit	(70,944,274)	(62,488,638)
Total liabilities and stockholders’ deficit	$14,337,383	$8,908,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUE
Marine services	$298,083	$197,051	$893,058	$635,707
Operating and other	60,326	—	155,235	35,354
Total revenue	358,409	197,051	1,048,293	671,061
OPERATING EXPENSES
Marketing, general and administrative	2,213,515	1,735,909	6,424,093	4,727,331
Operations and research	1,864,883	1,632,336	8,151,052	6,858,938
Total operating expenses	4,078,398	3,368,245	14,575,145	11,586,269
INCOME (LOSS) FROM OPERATIONS	(3,719,989)	(3,171,194)	(13,526,852)	(10,915,208)
OTHER INCOME (EXPENSE)
Net interest expense	(3,664,733)	(2,866,959)	(10,440,654)	(7,876,688)
Gain (loss) on debt extinguishment	—	374,835	—	374,835
Other	(4,835)	(22,142)	(54,731)	3,852,441
Total other income (expense)	(3,669,568)	(2,514,266)	(10,495,385)	(3,649,412)
(LOSS) BEFORE INCOME TAXES	(7,389,557)	(5,685,460)	(24,022,237)	(14,564,620)
Income tax benefit (provision)	—	—	—	—
NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(7,389,557)	(5,685,460)	(24,022,237)	(14,564,620)
Non-controlling interest	1,934,328	1,600,163	5,653,294	4,531,606
NET (LOSS)	$(5,455,229)	$(4,085,297)	$(18,368,943)	$(10,033,014)
NET (LOSS) PER SHARE
Basic and diluted (See NOTE B)	$(0.28)	$(0.31)	$(1.11)	$(0.77)
Weighted average number of common shares outstanding
Basic	19,482,118	13,273,241	16,569,240	12,971,591
Diluted	19,482,118	13,273,241	16,569,240	12,971,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S DEFICIT - Unaudited

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

June 30, 2022	$1,946	$264,323,108	$(288,004,571)	$(40,173,778)	$(63,853,295)
Share-based compensation	4	318,526	—	—	318,530
Common stock issued for cash, net	—	(19,952)	—	—	(19,952)
Net (loss)	—	—	(5,455,229)	(1,934,328)	(7,389,557)
September 30, 2022	$1,950	$264,621,682	$(293,459,800)	$(42,108,106)	$(70,944,274)

	Three Months Ended September 30, 2021
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

June 30, 2021	$1,302	$240,393,183	$(271,082,179)	$(33,214,870)	$(63,902,564)
Share-based compensation	—	312,646	—	—	312,646
Common stock issued for converted convertible debt	29	1,325,553			1,325,582
Net (loss)	—	—	(4,085,297)	(1,600,163)	(5,685,460)
September 30, 2021	$1,331	$242,031,382	$(275,167,476)	$(34,815,033)	$(67,949,796)

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

December 31, 2021	$1,431	$249,055,600	$(275,090,857)	$(36,454,812)	$(62,488,638)
Share-based compensation	25	865,001	—	—	865,026
Common stock issued for cash, net	494	9,254,116	—	—	9,254,610
Fair value of warrants issued	—	5,446,965	—	—	5,446,965
Net (loss)	—	—	(18,368,943)	(5,653,294)	(24,022,237)
September 30, 2022	$1,950	$264,621,682	$(293,459,800)	$(42,108,106)	$(70,944,274)

	Nine Months Ended September 30, 2021
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

December 31, 2020	$1,259	$237,505,357	$(265,134,462)	$(30,283,427)	$(57,911,273)
Share-based compensation	1	937,938	—	—	937,939
Common stock issued for converted convertible debt	70	2,774,209	—	—	2,774,279
Common stock issued for services	1	99,999	—	—	100,000
Sale of subsidiary equity	—	713,879	—	—	713,879
Net (loss)	—	—	(10,033,014)	(4,531,606)	(14,564,620)
September 30, 2021	$1,331	$242,031,382	$(275,167,476)	$(34,815,033)	$(67,949,796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(24,022,237)	$(14,564,620)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Investment in unconsolidated entity	(893,058)	(635,073)
Depreciation and amortization	28,509	6,566
Financing fees amortization	110,172	97,269
Amortization of loan prepayment premium	300,000	—
Note payable interest accretion	216,286	(21,443)
Right of use asset amortization	119,276	108,109
Share-based compensation	1,025,283	937,939
Loss (gain) on debt forgiveness	—	(374,835)
Deferred income	—	(3,818,750)
(Increase) decrease in:
Accounts receivable	(153,788)	(92,431)
Other assets	295,246	372,422
Increase (decrease) in:
Accounts payable	6,301,005	4,537,885
Accrued expenses and other	10,641,134	9,310,413
NET CASH USED IN OPERATING ACTIVITIES	(6,032,172)	(4,136,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(316,823)	(16,141)
NET CASH USED IN INVESTING ACTIVITIES	(316,823)	(16,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	2,200,000	1,278,218
Payment of operating lease liability	(119,895)	(104,303)
Proceeds from sale of equity of subsidiary	—	713,879
Payment of debt obligation	(5,361,560)	(355,273)
Repurchase of stock-based awards withheld for payment of withholding tax requirements	(563,268)	—
Offering cost paid on sale of common stock	(1,810,800)	—
Proceeds from sale of commons stock	16,512,375	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,856,852	1,532,521

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,507,857	(2,620,169)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,274,751	6,163,205
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,782,608	$3,543,036
SUPPLEMENTARY INFORMATION:
Interest paid	$222,000	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Director compensation settled with equity	$403,012	$100,000
Gain on debt forgiveness	$—	$370,400

Non-Cash Disclosure:

During the nine months ended September 30, 2022 and 2021, we received $5,355,149 and $3,146,896, respectively, in non-cash financing associated with our litigation financing as described in Note H – Litigation financing. The funder paid this amount directly to vendors used in our North American Free Trade Agreement (“NAFTA”) litigation support.

On March 30, 2021, Epsilon Acquisitions LLC converted indebtedness of $1,448,697 at an exercise price of $3.52 into 411,562 shares of our common stock.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited - Continued

On July 12, 2021, certain creditors converted $1,325,582 of our convertible indebtedness held by them into 283,850 shares of our common stock at a conversion rate of $4.67 per share.

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2022 and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year.

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

On October 31, 2018, the SEC adopted a final rule (“New Final Rule”) that replaced SEC Industry Guide 7 with new disclosure requirements that are more closely aligned with current industry and global regulatory practices and standards. Companies must comply with the New Final Rule for the company’s first fiscal year beginning on or after January 1, 2021. We adopted this New Final Rule on January 1, 2021.

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

Exploration License

The Company follows the guidance pursuant to ASU 350, “Intangibles-Goodwill and Other” in accounting for its Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of the ASC topic 360 for Property, Plant and Equipment. We did not have any impairments for the three and nine months ended September 30, 2022 and 2021, respectively.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. We did not have any impairments for the three and nine months ended September 30, 2022 and 2021, respectively.

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

For the nine months ended September 30, 2022 and 2021, the weighted average common shares outstanding year-to-date were 16,569,240 and 12,971,591, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the if-converted method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Average market price during the period	$3.02	$6.13	$4.58	6.65
In the money potential common shares from options excluded	11,881	22,493	22,493	22,493
In the money potential common shares from warrants excluded	—	2,781,314	5,490,893	2,781,314

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Nine Months Ended
Per share exercise price	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Out of the money options excluded:
$3.42	3,091	—	—	—
$3.59	7,521	—	—	—
$12.48	136,833	136,833	136,833	136,833
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158
Out-of-the-money warrants excluded:
$3.35	4,939,515	—	—	—
$3.99	551,378	—	—	—
$4.67	131,816	—	131,816	—
$4.75	1,873,622	—	1,873,622	—
$5.76	196,135	—	196,135	—
$7.16	700,000	700,000	700,000	700,000
Total excluded	8,619,236	916,158	3,117,731	916,158

The equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Excluded unvested restricted stock awards	294,184	497,350	294,184	497,350

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(5,455,229)	$(4,085,297)	$(18,368,943)	$(10,033,014)
Numerator, basic and diluted net loss available to stockholders	$(5,455,229)	$(4,085,297)	$(18,368,943)	$(10,033,014)
Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	19,482,118	13,273,241	16,569,240	12,971,591
Shares used in computation – diluted:
Weighted average common shares outstanding	19,482,118	13,273,241	16,569,240	12,971,591
Net loss per share – basic and diluted	$(0.28)	$(0.31)	$(1.11)	$(0.77)

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

At September 30, 2022 and December 31, 2021, the Company did not have any financial instruments measured on a recurring basis.

NOTE C – ACCOUNTS RECEIVABLE AND OTHER

Our accounts receivable consist of the following:

	September 30, 2022	December 31, 2021
Related party (see Note D)	$422,653	$268,867
Other	3	—
Total accounts receivable and other	$422,656	$268,867

NOTE D – RELATED PARTY TRANSACTIONS

We currently provide services to a deep-sea mineral exploration company, CIC Limited (“CIC”), which was organized and is majority owned and controlled by Greg Stemm, Odyssey’s past Chairman of the Board. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of Mr. Stemm’s consulting agreement in effect at that time. A current Odyssey director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.5% of CIC. We expect Mr. Justh to recuse himself from any decisions of the Board of Directors regarding CIC. The Board of Directors made a determination that Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules. We are providing these services to CIC pursuant to a Master Services Agreement that provides for back-office services in exchange for a recurring monthly fee as well as other deep-sea mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the three months ended September 30, 2022 and 2021, we invoiced CIC a total of $358,409 and $197,051, respectively, which was for technical and support services. For the nine months ended September 30, 2022 and 2021, we invoiced CIC a total of $1,048,293 and $671,061, respectively, which was for technical and support services.

In furtherance of the Master Services Agreement, we plan to finance the acquisition of certain equipment required for implementation of CIC’s Marine Operations Plan, which is the comprehensive workplan for offshore operations, including exploration, survey and sampling of potential mineral deposits. In anticipation of entering into a lease-to-own equipment agreement with CIC in the fourth quarter of 2022, as of September 30, 2022 we have paid $310,119 toward the purchase of this equipment, and CIC has reimbursed $136,860 of that amount.

We have the option to accept equity in payment of the amounts due from CIC. See NOTE C for related accounts receivable at September 30, 2022 and December 31, 2021 and NOTE E for our investment in an unconsolidated entity.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

NOTE E – INVESTMENT IN UNCONSOLIDATED RELATED ENTITY

At September 30, 2022 and December 31, 2021, our accumulated investment in CIC was $4,147,008 and $3,253,950, respectively, which is classified as an investment in unconsolidated entity in our condensed consolidated balance sheets.

NOTE F - INCOME TAXES

During the nine months ended September 30, 2022, we generated a federal net operating loss (“NOL”) carryforward of $19.9 million and generated $6.2 million of foreign NOL carryforwards. As of September 30, 2022, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $228.9 million and net operating loss carryforwards for foreign income tax purposes of approximately $81.1 million. From 2025 through 2027, approximately $47 million of the NOL will expire, and from 2028 through 2037, approximately $128 million of the NOL will expire. The NOL generated in 2018 through 2022 of approximately $53.8 million will be carried forward indefinitely.

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

Our consolidated non-restricted cash balance at September 30, 2022 was $6.8 million. We have a working capital deficit at September 30, 2022 of ($53.1) million. The total consolidated book value of our assets was approximately $14.3 million at September 30, 2022, which includes cash of $6.8 million. Even though we executed the above-noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an EIA to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

At September 30, 2022, the right of usage (“ROU”) asset and lease obligation for our corporate office operating lease were, $249,371 and $262,023, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2022	$38,648
2023	156,524
2024	92,884
$288,056

At September 30, 2022, the ROU asset and lease obligation for our marine operations operating lease were, $92,462 and $97,048, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2022	$13,246
2023	53,382
2024	40,930
$107,558

We recognized approximately $54,600 and $41,000 in rent expense associated with these leases for the three months ended September 30, 2022 and 2021, respectively, and approximately $163,600 and $122,000 in rent expense for the nine months ended September 30, 2022 and 2021, respectively.

NOTE H –LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable		Interest expense
			Three Months Ended		Nine Months Ended
	September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
MINOSA 1	$14,750,001	$14,750,001	297,435	$297,424	$882,585	$882,574
MINOSA 2	5,050,000	5,050,000	127,296	127,287	377,720	377,711
Litigation financing	24,204,704	18,323,097	3,160,329	1,927,179	8,618,349	5,187,181
Emergency Injury Disaster Loan	149,900	149,900	1,462	2,192	4,384	8,641
Vendor note payable	484,009	484,009	14,637	14,640	43,440	43,443
Monaco	—	2,500,000	74,000	—	222,000	—
37North	—	—	—	—	300,000	—
	$44,638,614	$41,257,007

Litigation Financing

For the three months ended September 30, 2022 and 2021, we recorded $76,133 and $63,689, respectively, of interest expense from the amortization of the debt discount and $36,724 and $36,724 of interest from the fee amortization, respectively. For the nine months ended September 30, 2022 and 2021, we recorded $216,286 and $174,420, respectively, of interest expense from the amortization of the debt discount and $110,172 and $97,269 of interest from the fee amortization, respectively. The September 30, 2022 and December 31, 2021 carrying value of the debt was $24,204,704 and $18,323,097, respectively, and was net of unamortized debt fees of $183,621 and $293,793, respectively, as well as the net unamortized debt discount of $433,642 and $649,928, respectively, associated with the fair value of the warrant. The total face value of this obligation at September 30, 2022 and December 31, 2021 was $24,821,967 and $19,266,818, respectively.

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

Accounting considerations

We evaluated the indebtedness and determined the shares issuable pursuant to the conversion option were determinate due to the cap on the number of issuable shares, and, as such, met the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The optional and contingent prepayment options provide the right to accelerate the settlement of debt; however, the prepayment options can only be exercised by the Company. As such, they are considered clearly and closely related to the debt host instrument and bifurcation was not necessary. We early adopted ASC 2020-06, so we were not required to analyze the instrument for a beneficial conversion feature, and the instrument was recorded wholly as debt. Although the indebtedness did not bear interest, it was required to be repaid at amounts greater than the face value. According to ASC 470-10-35-2, if a debt instrument has a contractual maturity date that can be extended at the issuer’s option, at an increasing rate, the debt discounts and issuance costs must be amortized over the period in which the debt is estimated to be outstanding, even if that period extends beyond the debt’s original contractual maturity date. The difference between the proceeds received and the repayment amount are generally amortized over the expected life of the indebtedness using the effective interest method. Management estimated the expected life to be very limited, so the entire expected repayment amount of $2.2 million, representing 110% of the indebtedness, was recorded upon issuance of the Note Agreement. We recognized $300,000 of interest expense for the nine months ended September 30, 2022.

Certain default put provisions were not considered to be clearly and closely related to the debt host, but management concluded that the value of these default put provisions was de minimis.

Accrued interest

Total accrued interest associated with our financings was $31,585,946 and $21,875,753 as of September 30, 2022 and December 31, 2021, respectively. Accrued interest is included in accrued expenses on the accompanying condensed consolidated balance sheets.

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

Stock-Based Compensation

The share-based compensation charged against income, related to our restricted stock units, for the three months ended September 30, 2022 and 2021, was $293,785 and $312,646, respectively. The share-based compensation charged against income for the nine months ended September 30, 2022 and 2021 was $1,025,283 and $937,939, respectively. We did not grant stock options to employees or outside directors in the three and nine months ended September 30, 2022 and 2021.

On June 13, 2022, shareholders of the Company approved an amendment to the Company’s 2019 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the Plan by 1,600,000 shares, from 800,000 shares to 2,400,000 shares.

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
•
Article 1105. Minimum Standard of Treatment; and
•
Article 1110. Expropriation and compensation.

We filed our First Memorial in the NAFTA case in September 2020. It is supported by documentary evidence and 20 expert reports and witness statements. In summary, this evidence includes:

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

Odyssey filed its First Memorial in the case on September 4, 2020. Mexico filed its Counter-Memorial on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s Counter-Memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. Mexico filed their Rejoinder on October 19, 2021. All filings are available on the ICSID website. The NAFTA Tribunal hearing took place from January 24 – January 29, 2022. On May 10, 2022, one final witness, whose testimony was delayed due to COVID, testified before the NAFTA Tribunal. In accordance with the procedural calendar, written post-hearing briefs were filed in September 2022. The evidentiary phase of the case is now closed, and the Tribunal may begin its deliberations. Odyssey cannot predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case.

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

Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lahir license area and was completed earlier this year. This work produced a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This allowed characterization of the geologic setting of the area and essentially created a “snapshot” of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling.

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

In December 2021, the Cook Islands Seabed Minerals Authority’s (“SBMA”) Licensing Panel announced that CIC Limited (“CIC”) met the qualification criteria for an exploration license. On February 23, 2022, CIC was awarded a five-year exploration license by the Cook Islands beginning June 2022. Offshore explorations and research commenced in the third and fourth quarters of 2022 with positive results in early sampling, testing of vessels and equipment and establishing viable operational functions as the basis for a longer term operation over the license period.

Through a wholly owned subsidiary, we have earned and now hold a position of approximately 14.12% of the current outstanding equity units of CIC. We have the ability to earn up to 20.0 million equity units over the next several calendar years, which represents an approximate 16.0% interest in CIC based on the currently outstanding equity units. This means we can earn approximately 2.4 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to this venture, see NOTE D.

South American Phosphate Project:

Odyssey reached an exclusive agreement in early 2022 with BlueSea Minerals, Ltd. and BlueSea Minerals Brasil Ltda, (collectively “BlueSea Group”) to create a new joint venture company (the "JV") in which Odyssey will own a 75% interest. The JV will have exclusive rights to 19 highly prospective phosphate areas in the Exclusive Economic Zone (EEZ) of a South American country. Legacy data and desktop research indicate high-grade phosphate deposits in the concession areas.

Pending execution of the definitive agreement, Odyssey will manage the overall South American Phosphate Project development, and BlueSea Group will manage business operations in South America. A related party to BlueSea Group, SeaSeep, will provide marine operations services, supervised by Odyssey.

The 19 licenses to be developed by the JV include 366 square kilometres of seabed. The geological setting of these licenses is similar to the geology Odyssey identified off the coast of Mexico, which is now known as the ExO Phosphate deposit (“ExO project”). Phosphate prices have surged in recent months and the need for phosphate to combat world hunger continues to grow. It is anticipated that the South American deposits can be harvested with the standard and similar technology and engineering solutions already identified for the ExO Project, which will allow the phosphate to be recovered in an environmentally responsible manner without the addition of any chemicals into the sea.

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

Three months ended September 30, 2022, compared to three months ended September 30, 2021,

Increase/(Decrease)			2022 vs. 2021
(Dollars in thousands)	2022	2021	$	%
Total revenues	$358	$197	$161	82%
Marketing, general and administrative	2,214	1,736	$478	27.5%
Operations and research	1,865	1,632	$233	14.3%
Total operating expenses	$4,078	$3,368	$710	21.1%
Total other income (expense)	$(3,670)	$(2,514)	$(1,156)	46.0%
Income tax benefit (provision)	$—	$—	$—	0
Non-controlling interest	$1,934	$1,600	$334	20.9%
Net income (loss)	$(5,455)	$(4,085)	$(1,370)	33.5%

Revenue

The revenue generated in each period was a result of performing marine research and project administration for our customers and related parties. Total revenue for the three months ended September 30, 2022 increased $0.2 million to $0.4 million compared to $0.2 million from the three months ended September 30, 2021. One company to which we provided these services in both years is a deep-sea mineral exploration company, CIC, which we consider to be a related party since it is owned and controlled by our past Chairman of the Board (see NOTE D).

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Expenses increased $0.5 million to $2.2 million for the three months ended September 30, 2022 compared to $1.7 million from the three months ended September 30, 2021. The items contributing to this $0.5 million increase were an increase of $0.1 million in employee benefits and compensation related expenses offset by a decrease of non-cash long term incentive share-based compensation of $0.2 million. Legal and other professional fees increased by $0.1 million and $0.4 million, respectively, which is primarily related to supporting the expansion of our seafloor minerals portfolio. Insurance expenses increased by $0.1 million as a result of increased premiums.

Operations and research expenses are primarily focused around deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses increased by $0.2 million from three months ended September 30, 2022 to the three months ended September 30, 2021 as a result of a $0.2 million increase in our concession permit fees for our Mexican subsidiary, a $0.1 million increase in legal fees related to our South American Phosphate Project and a $0.1 million increase in marine services. Litigation financed costs directly associated with our NAFTA litigation decreased by $0.2 million.

Total Other Income and Expense

Total other income and expense was $3.7 million in net expense and $2.5 million in net expense for three months ended September 30, 2022 and 2021, respectively, resulting in a net expense increase of $1.2 million. This variance was attributable to a $0.8 million increase in interest expense in connection with our NAFTA litigation funding. Additionally, during the three months ended September 30, 2021, we recorded a $0.4 million gain on extinguishment of debt as a result of the Small Business Administration forgiveness of the Payroll Protection Program loan that did not recur in 2022.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2022 or 2021.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our condensed consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the condensed consolidated statements of operations. The non-controlling interest adjustment in the three months ended September 30, 2022 was $1.9 million as compared to $1.6 million for the three months ended September 30, 2021. The substance of these amounts is primarily due to the increase in permits and other standard operating costs.

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021,

Increase/(Decrease)			2022 vs. 2021
(Dollars in millions)	2022	2021	$	%
Total revenues	$1,048	$671	$377	56%
Marketing, general and administrative	6,424	4,727	$1,697	35.9%
Operations and research	8,151	6,859	$1,292	18.8%
Total operating expenses	$14,575	$11,586	$2,989	25.8%
Total other income (expense)	$(10,495)	$(3,649)	$(6,846)	187.6%
Income tax benefit (provision)	$—	$—	$—	0
Non-controlling interest	$5,653	$4,532	$1,121	24.7%
Net income (loss)	$(18,369)	$(10,033)	$(8,336)	83.1%

Revenue

Total revenue for the nine months ended September 30, 2022 increased $0.4 million to $1.0 million as compared to $0.7 million from the nine months ended September 30, 2021, which is consistent as compared to the same period a year ago.

Operating Expenses

Marketing, general and administrative expenses increased $1.7 million to $6.4 million for the nine months ended September 30, 2022 as compared to $4.7 million for the nine months ended September 30, 2021. The items contributing to this $1.7 million increase were an increase of $0.4 million in employee benefits and compensation related expenses and an increase of non-cash long-term incentive share-based compensation of $0.1 million. Legal and other professional fees increased by $0.5 million and $0.5 million, respectively, which was primarily related to supporting the expansion of our seafloor minerals portfolio. Insurance expenses increased by $0.2 million as a result of increased premiums.

Operations and research expenses increased by $1.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 as a result of the following items: (a) a $0.3 million increase in litigation financed costs directly associated with our NAFTA litigation, (b) a $0.7 million increase in our concession permit fees for our Mexican subsidiary and (c) a $0.3 million increase in marine services primarily related to global prospectivity.

Total Other Income and Expense

Total other income and expense was $10.5 million in net expense and $3.6 million in net expense for 2022 and 2021, respectively, resulting in a net expense increase of $6.8 million. This variance was attributable to a $2.3 million increase in interest expense in connection with our NAFTA litigation funding and a $0.3 million loan payable prepayment premium. Additionally, during the three months ended September 30, 2021 we recorded a $0.4 million gain on extinguishment of debt as a result of the Small Business Administration forgiveness of the Payroll Protection Program loan that did not recur in 2022. During the nine months ended September 30, 2021 the Company recognized $3.8 million of other income previously recorded as deferred revenue as a result of the cancellation of revenue participation rights of the Seattle and Gault Resources projects in 2021.

Taxes and Non-Controlling Interest

The non-controlling interest adjustment for the nine months ended September 30, 2022 was $5.7 million as compared to $4.5 million for the nine months ended September 30, 2021. The substance of these amounts is primarily due to the increase in permits and other standard operating costs.

Liquidity and Capital Resources

	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Summary of Cash Flows:
Net cash used in operating activities	$(6,032)	$(4,137)
Net cash used in investing activities	(317)	(16)
Net cash provided by financing activities	10,857	1,533
Net increase (decrease) in cash and cash equivalents	$4,508	$(2,620)
Beginning cash and cash equivalents	2,275	6,163
Ending cash and cash equivalents	$6,783	$3,543

Discussion of Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2022 was $6.0 million. This represents an approximate $1.9 million increase in use of funds when compared to the use of $4.1 million for the nine months ended September 30, 2021. The net cash used in operating activities reflected a net loss before non-controlling interest of $24.0 million and is adjusted primarily by non-cash items of $0.9 million, which primarily includes share-based compensation of $1.0 million, note payable accretion of $0.2 million and the $0.3 million non-cash adjustment loan payable prepayment premium and offset by an investment in unconsolidated entity of $0.9 million. Other operating activities resulted in an increase in working capital of $17.1 million. This $17.1 million increase includes a $10.6 million increase to accrued expenses and an increase of $6.3 million to accounts payable in 2022. The increase in accrued expenses and accounts payable is predominantly related to our NAFTA financed litigation.

Cash flows used in investing activities for the nine months ended September 30, 2022 and 2021 were minimal. During the nine months ended September 30, 2022 the net cash used in investing activities was for the purchase of $0.3 million of property and equipment.

Cash flows provided by financing activities for the nine months ended September 30, 2022 were $10.9 million. The $10.9 million comprises $16.5 million received from the June 2022 issuance of stock and $2.2 million received from the issuance of loan payable offset by the $5.4 million of debt obligation payments and $1.8 million of offering costs associated with the stock issuance. Cash flows provided by financing activities for the nine months ended September 30, 2021 were $1.5 million. The $1.5 million comprises $1.3 million received from our litigation funder related to our NAFTA litigation financed expenses and $0.7 million from the sale of equity in our subsidiary offset by $0.4 million of debt obligation payments.

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2022, we had cash and cash equivalents of $6.8 million, an increase of $4.5 million from the December 31, 2021 balance of $2.3 million. On June 10, 2022, we sold an aggregate of 4,939,515 shares of our common stock and warrants to purchase up to 4,939,515 shares of our common stock. The net proceeds received from this sale, after offering expenses of $1.8 million, were $14.7 million. During March 2021, Epsilon Acquisitions LLC converted its indebtedness comprising $1.0 million of principal and $0.4 million of accrued interest into 411,562 shares of our common stock, and during July 2021, certain creditors converted $1.1 million of our convertible debt and accrued interest of $0.3 million into 283,850 shares of our common stock.

Financial debt of the company was $44.6 million at September 30, 2022 and $41.3 million at December 31, 2021. During March 2022, we received $2.0 million of loan proceeds from 37N. During June 2022, we repaid $5.4 million of debt principal and accrued interest related to the Monaco and 37N loans. Our litigation funder paid, on our behalf, $5.6 million of amounts due to vendors who are supporting our NAFTA litigation as well as directly reimbursing the Company $0.2 million for expended costs related directly to our NAFTA litigation.

Since SEMARNAT initially declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (“TFJA”) in Mexico nullified SEMARNAT’s initial denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the NAFTA. On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes (“ICSID”) website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. The NAFTA Tribunal hearing took place from January 24 – January 29, 2022. On May 10, 2022, one final witness, whose testimony was delayed due to COVID, testified before the NAFTA Tribunal. In accordance with the procedural calendar, written post hearing briefs were filed in September 2022. The evidentiary phase of the case is now closed, and the Tribunal may begin its deliberations. Odyssey cannot predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case. See Litigation Financing below regarding the funding of this litigation.

Financings

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable		Interest expense
			Three Months Ended		Nine Months Ended
	September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
MINOSA 1	$14,750,001	$14,750,001	$297,435	$297,424	$882,585	$882,574
MINOSA 2	5,050,000	5,050,000	127,296	127,287	377,720	377,711
Litigation financing	24,204,704	18,323,097	3,160,329	1,927,179	8,618,349	5,187,181
Emergency Injury Disaster Loan	149,900	149,900	1,462	2,192	4,384	8,641
Vendor note payable	484,009	484,009	14,637	14,640	43,440	43,443
Monaco	—	2,500,000	74,000	—	222,000	—
37North	—	—	—	—	300,000	—
	$44,638,614	$41,257,007

Litigation Financing

For the three months ended September 30, 2022 and 2021, we recorded $76,133 and $63,689, respectively, of interest expense from the amortization of the debt discount and $36,724 and $36,724 of interest from the fee amortization, respectively. For the nine months ended September 30, 2022 and 2021, we recorded $216,286 and $174,420, respectively of interest expense from the amortization of the debt discount and $110,172 and $97,269 of interest from the fee amortization, respectively. The September 30, 2022 and December 31, 2021 carrying value of the debt was $24,204,704 and $18,323,097, respectively, and were net of unamortized debt fees of $183,621 and $293,793, respectively, as well as the net unamortized debt discount of $433,642 and $649,928, respectively, associated with the fair value of the warrant. The total face value of this obligation at September 30, 2022 and December 31, 2021 was $24,821,967 and $19,266,818, respectively.

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

Accounting considerations

We evaluated the indebtedness and determined the shares issuable pursuant to the conversion option were determinate due to the cap on the number of issuable shares, and, as such, met the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The optional and contingent prepayment options provide the right to accelerate the settlement of debt; however, the prepayment options can only be exercised by the Company. As such, they are considered clearly and closely related to the debt host instrument and bifurcation was not necessary. We early adopted ASC 2020-06, so we were not required to analyze the instrument for a beneficial conversion feature, and the instrument was recorded wholly as debt. Although the indebtedness did not bear interest, it was required to be repaid at amounts greater than the face value. According to ASC 470-10-35-2, if a debt instrument has a contractual maturity date that can be extended at the issuer’s option, at an increasing rate, the debt discounts and issuance costs must be amortized over the period in which the debt is estimated to be outstanding, even if that period extends beyond the debt’s original contractual maturity date. The difference between the proceeds received and the repayment amount are generally amortized over the expected life of the indebtedness using the effective interest method. Management estimated the expected life to be very limited, so the entire expected repayment amount of $2.2 million, representing 110% of the indebtedness, was recorded upon issuance of the Note Agreement. We recognized $300,000 of interest expense for the nine months ended September 30, 2022.

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

Our consolidated non-restricted cash balance at September 30, 2022 was $6.8 million. We have a working capital deficit at September 30, 2022 of ($53.1) million. The total consolidated book value of our assets was approximately $14.3 million at September 30, 2022, which includes cash of $6.8 million. Even though we executed the above noted financing arrangement with Penelope, Penelope must purchase the shares for us to be able to complete the equity component of the transaction. The Penelope equity transaction is heavily dependent on the outcome of our subsidiary’s application approval process for an EIA to commercially develop a mineralized phosphate deposit off the coast of Mexico. The factors noted above raise doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

On October 31, 2018, the SEC adopted a final rule (“New Final Rule”) that will replace SEC Industry Guide 7 with new disclosure requirements that are more closely aligned with current industry and global regulatory practices and standards. Companies must comply with the New Final Rule for the company’s first fiscal year beginning on or after January 1, 2021. We adopted this New Final Rule on January 1, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 14, 2022	By:	/s/ Christopher E. Jones
Christopher E. Jones, as Chief Financial Officer and Authorized Officer