Form 10-K
period 2022-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2023-03-31
CIK 798528

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 S. Hoover Blvd, Suite 210, Tampa FL 33609

(Address and zip code of principal executive offices)

(813) 876-1776

(Registrant’s telephone number including area code)

Securities registered pursuant Section 12(b) of the Act:

Common Stock, $0.0001 par value	OMEX	NASDAQ Capital Market
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 18.7 million shares of voting stock held by non-affiliates of Odyssey Marine Exploration, Inc. as of June 30, 2022, was approximately $63.7 million. As of February 14, 2023, the Registrant had 19,588,571shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 5, 2023.

As used in this Annual Report on Form 10-K, "we," "us," "our company" and "Odyssey" mean Odyssey Marine Exploration, Inc. and our subsidiaries, unless the context indicates otherwise.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes," "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in our "RISK FACTORS" in Item 1A and elsewhere in this report. Accordingly, readers of this Annual Report on Form 10-K should consider these factors in evaluating an investment in our securities and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information or future events unless otherwise specifically indicated, except as required by law.

ITEM 1. BUSINESS

Overview

Odyssey Marine Exploration, Inc. discovers, validates and develops high-value seafloor mineral resources in an environmentally responsible manner, providing access to critical resources that can transform societies and economies for generations to come.

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

With respect to mineral deposits, Subpart 1300 of Regulations S-K outlines the Securities and Exchange Commission’s ("SEC") basic mining disclosure policy and what information may be disclosed in public filings. The SEC has adopted amendments to the property disclosure requirements for mining registrants that must be complied with for the full fiscal year beginning on or after January 1, 2021, See Item 2 Properties.

Although Odyssey has a variety of projects in various stages of development, only projects with material operational activity in the past 12 months are included below.

ExO Phosphate Project:

The "Exploraciones Oceánicas" Phosphate Project is a rich deposit of phosphate sands located 70-90 meters deep within Mexico’s Exclusive Economic Zone. This deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a standard dredging operation). The product will be attractive to Mexican and other world producers of fertilizers and can provide important benefits to Mexico’s agricultural development.

The deposit lies within an exclusive mining concession licensed to the Mexican company Exploraciones Oceánicas S. de R.L. de CV ("ExO"). Oceanica Resources, S. de R.L., a Panamanian company ("Oceanica") owns 99.99% of ExO, and Odyssey owns 56.29% of Oceanica through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company ("Enterprises").

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

Notwithstanding the factors stated above, in April 2016 the Mexican Ministry of the Environment and Natural Resources ("SEMARNAT") unlawfully rejected the permit to move forward with the project.

ExO challenged the decision in Mexican Federal court and in March 2018, the Tribunal Federal de Justicia Administrativa ("TFJA"), an 11-judge panel, ruled unanimously that SEMARNAT denied the application in violation of Mexican law and ordered the agency to re-take its decision. Just prior to the change in administration later in 2018, SEMARNAT denied the permit a second time in defiance of the court. ExO is once again challenging the unlawful decision of the Peña Nieto administration before the TFJA. In addition, in April 2019, we filed a North American Free Trade Agreement ("NAFTA") Claim against Mexico to protect our shareholders’ interests and significant investment in the project.

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

Odyssey filed its First Memorial in the case on September 4, 2020. Mexico filed its Counter-Memorial on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s Counter-Memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. Mexico filed its Rejoinder on October 19, 2021. The procedural calendar and case filings are available on the ICSID website. The NAFTA Tribunal hearing took place in early 2022. In accordance with the procedural calendar, written post-hearing briefs were filed in September 2022. The evidentiary phase of the case is now closed and the Tribunal has begun its deliberations. Odyssey cannot predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case.

CIC Project:

CIC Limited ("CIC"), is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of development of the project. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster.

In December 2021, the Cook Islands Seabed Minerals Authority’s ("SBMA") Licensing Panel announced that CIC met the qualification criteria for an exploration license. On February 23, 2022, the SMBA awarded CIC a five-year exploration license beginning June 2022. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling, testing of vessels and equipment, which informed requirements for viable operational functions as the basis for a longer term operation over the license period. The early operations also resulted in preliminary resource sampling which will ultimately accrue to the resource evaluation and regional environmental assessment when primary operations commence in 2023.

Through a wholly owned subsidiary, we have earned and now hold approximately 14.32% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company.

We have the ability to earn up to an aggregate of 20.0 million equity units over the next several calendar years, which represents an approximate 16.0% interest in CIC based on the currently outstanding equity units. This means we can earn approximately 2.1 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to this venture (see Note 9 Investment in Unconsolidated Entity).

South American Phosphate Project:

Odyssey reached an exclusive agreement in early 2022 with BlueSea Minerals, Ltd. and BlueSea Minerals Brasil Ltda. (collectively, the "BlueSea Group") to create a new joint venture company (the "JV") in which Odyssey will own a 75% interest. The JV will have exclusive rights to 19 highly prospective phosphate areas in the Exclusive Economic Zone ("EEZ") of a South American country. Legacy data and desktop research indicate high-grade phosphate deposits in the concession areas.

Pending execution of the definitive agreement, Odyssey will manage the overall South American Phosphate Project development and BlueSea Group will manage business operations in South America. A related party to BlueSea Group, SeaSeep, will provide marine operations services, supervised by Odyssey.

The 19 licenses to be developed by the JV include 366 square kilometres of seabed. The geological setting of these licenses is similar to the geology Odyssey identified off the coast of Mexico, which is now known as the ExO Phosphate deposit ("ExO Project"). The ExO deposit estimated 588 million tonnes of high-grade resource. The ExO project had extremely compelling economics that demonstrated that ExO could have been one of the lowest cost producers in the world. Phosphate prices have surged in recent months and the need for phosphate to combat world hunger continues to grow. It is anticipated that the South American deposits can be harvested with the standard and similar technology and engineering solutions already identified for the ExO Project, which will allow the phosphate to be recovered in an environmentally responsible manner without the addition of any chemicals into the sea.

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

In August 2021, Papua New Guinea ("PNG") issued a permit extension allowing Odyssey to continue with our exploration program. We have developed an exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. The Company met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work began in late 2021. Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.

Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lihir license area and was completed earlier this year. This work produced a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This allowed characterization of the geologic setting of the area and essentially created a "snapshot" of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling.

Odyssey’s multi-year exploration program will focus on robust environmental surveys and studies that will accrue to environmental permitting in compliance with PNG’s requirements as well as the development of an Environmental Impact Assessment ("EIA"). During the exploration phase, steps to validate and quantify the precious and base metal content of the prospective resource will also be carried out. Once completed, if the data shows extraction can be carried out responsibly, Odyssey will apply for a Mining License.

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

Competition

We conduct mineral exploration on both shallow and deep-sea terrains. There are several companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining, including Deep Sea Mining Finance Limited ("DSMF" OTCM:"NUSMF"), Ocean Marine Minerals ("OML"), The Metals Company (NASDAQ:"TMC"), Global Sea Mineral Resources ("GSR"), and Chatham Rock Phosphate, Ltd. ("CRP.NZ"), as well as countries that are evaluating options to mine deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted, we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by us or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These companies generally service the oil, gas, wind and telecom industries with survey capabilities. We view these companies as potential strategic partners or services providers for our projects.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2023, are listed below.

Mark D. Gordon (age 62) has served as Chief Executive Officer since October 1, 2014, and was appointed to the Board of Directors in January 2008. Mr. Gordon also served as President from October 2007 to June 2019, when he was appointed Chairman of the Board. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures.

Christopher E. Jones (age 49) has served as Chief Financial Officer since June 15, 2021. Prior to joining Odyssey, Mr. Jones served as Vice President of Corporate Finance at Mohegan Gaming & Entertainment since 2017; Managing Director at Buckingham Research Group from 2016 to 2017; Managing Director at Union Gaming from 2014 to 2016 and Managing Director at Telsey Advisory Group from 2008 to 2014. He has also held positions at Oppenheimer & Company, Merrill Lynch and Lehman Brothers.

John D. Longley, Jr. (age 56) has served as Chief Operating Officer since October 1, 2014 and was appointed President on June 3, 2019. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006. Prior to joining Odyssey, Mr. Longley served as Vice President of Sales and Marketing for Public Imagery from 2003 to 2005 and Director of Retail Marketing for Office Depot North American stores from 1998 to 2003.

Laura L. Barton (age 60) was appointed as Chief Business Officer in March 2021 and was elected to the Board of Directors in June 2019 and has served as Corporate Secretary since June 2015. She formerly served as Vice President and Director of Corporate Communications from November 2007 to June 2012 and Executive Vice President and Director of Communications from 2012 until 2021. Ms. Barton previously served as Director of Corporate Communications and Marketing for Odyssey since July 2003. Ms. Barton was previously President of LLB Communications, a marketing and communications consulting company whose customers included a variety of television networks, stations and distributors and the Company (1994 to 2003).

Human Capital Management

We believe our success has always been dependent on our team of professionals in various fields who are passionate about the ocean, discovery, and making a difference. Therefore, we invest in our people and cultivate a dynamic, engaging, safe and welcoming workplace that drives innovation, encourages collaboration, and helps our people thrive.

As of December 31, 2022, we had 14 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.

Recruitment, Retention and Development

Odyssey has a long tenured team which continues to grow and attract world class experts. We believe this is a testament to our culture of treating our employees with respect, providing them with the tools and setting to be productive and innovative, and providing benefits that allow employees to maintain a healthy home and work life. To foster their and our success, we have made the recruitment, retention and development of dedicated and experienced professionals a cornerstone of our corporate strategy.

Well-being

Odyssey strives to support our employees in various ways and provide compensation and benefits that reflect our vested interest in them and their families. We offer generous health, dental and vision insurance coverage, company funded Health Reimbursement Accounts, as well as zero cost short-term, long-term and life insurance coverage for all employees. We recognize that our team’s needs are varied and changing and that our benefits should be as well. Our Beyond Benefits program provides other, non-traditional assistance to employees.

Training and Development

A key contributing factor to our high employee retention rates is our ability to rescale and upscale them through internal and external training and development programs. These include seminars, educational courses and webinars, degree programs, professional organization memberships, scholarly journal subscriptions, books and computer-based resources.

Diversity, Equity and Inclusion

Our ability to retain and recruit employees with diverse backgrounds and perspectives is critical to driving innovation and to adapting to future challenges. As we grow our employee base and expand our work in other countries with diverse local communities, we strive to foster an inclusive company culture through increased training and awareness programs such as cultural sensitivity.

To date, our primary focus has been on gender diversity. Currently, 14% of our Board of Directors, 25% of our Executive team and 50% of our employees below executive level are female.

Enhancing gender and racial/ethnic diversity in management and our broader workforce is among Odyssey’s priorities for the coming years. When recruiting for senior leadership roles, we aspire to have at least 50% of candidates represent diverse backgrounds.

Health and Safety

Odyssey is committed to maintaining an incident-free, healthy work environment for employees and contractors. Our focus on responsible seafloor exploration includes adhering to international best practices in occupational health and safety. We require that any contracted vessel, ship management agency, ship company, and staffed crew to be in good standing with various national, international and trade association codes.

To measure progress towards our safety goals outlined in our Quality, Health, Safety and Environment policies and procedures, we track several key performance indicators (KPIs) including recordable medical incidents, lost workdays, first aid cases, restricted workdays, and frequency of safety meetings. Additional risk control measures include safety drills and management visits. KPIs and control measures continue to evolve as organization and project requirements change.

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

We have experienced a net loss in every fiscal year since our inception except for 2004. Our net losses were $23.1 million in 2022, $10.0 million in 2021 and $14.8 million in 2020. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

We employ state-of-the-art technology including side-scan sonar, magnetometers, ROVs, and other advanced science and technology to perform seabed mineral exploration. Although we try to maintain back-ups on critical equipment and components, equipment failures may require us to delay or suspend operations. Also, while we endeavor to keep marine equipment in excellent working condition and current with all available upgrades, technological advances in new equipment may provide superior efficiencies compared to the capabilities of our existing equipment, and this could require us to purchase new equipment which would require additional capital.

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

Short sellers of our stock may be manipulative and may attempt to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as "disclosed shorts") publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog ("blogging") have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called "research reports" that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

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

Don Diego Phosphorite Project

Summary

We have one material mining project, the Don Diego Phosphorite Project, which is located in the Mexican Exclusive Economic Zone (the "Mexican EEZ") offshore Baja California Sur, Mexico in the Pacific Ocean. The exclusive mining concessions for the Don Diego Phosphorite Project are held by Exploraciones Oceánicas S. de R.L. de CV ("ExO"), a Mexican company in which we hold, through other subsidiaries, a 56.14% interest. The Primary concession (concession No. 244813) was granted in 2012, and rights for the two additional adjacent concessions (Norte concession No. 242994 and Sur concession No. 242995) were acquired in 2014. Exploration has confirmed the Don Diego West Phosphorite Deposit lies within the Primary and Norte concessions. The Don Diego Phosphorite Project currently has no reportable mineral reserves.

Location and Brief Description

The Don Diego Phosphorite Project concession area is a sedimentary marine phosphorite deposit located in the Mexican EEZ offshore Baja California Sur, Mexico in the Pacific Ocean. The property is located using a multi-point polygonal property demarcation bounded by latitudes 26.1°, 25.4°, and longitudes -112.2°, -112.9° WGS 1984. The property is roughly 20 to 45 kilometers from shore. Following is a map denoting the three concessions in relation to Baja California Sur, Mexico.

N
Mineral Title Areas
Primary
Norte
Sur
Tiburón Basin
1554
Bahia Sebastian Viscaino
Baja California
Gulf of California
Ciudad Obregón
Cedros Trench
Rosa Seamount
Baja California Sur
2680
4396
San Carlos
4545
Magdalena Escarpment
1:3,000,000
0 50 100 200
Km
Coordinate System: GCS WGS 1984
Datum: WGS 1984
Units: Degree
Service Layer Credits: Sources: Esri, GEBCO, NOAA, National Geographic, Garmin, HERE, Geonames.org, and other

Infrastructure and Access

There is no material infrastructure located on the property where the concessions are located. Access to the site is by sea-going vessels dispatched from various nearby ports of opportunity. Project engineering anticipates use of existing dredging technology to recover the phosphorite ore, including a trailing suction hopper dredger, and on-site mechanical beneficiation using a floating production and storage platform to produce phosphate rock concentrate, none of which introduces chemicals to the marine environment.

Description of Concessions

Total concessions encompass approximately 114,775 hectares of seafloor at a water depth of approximately 80 meters and consist of three concessions in total (see section Location and Brief Description above). The concessions were granted to ExO by the Mexican Secretary of Economy, General Coordination of Mining, and are valid for 50 years, with an option for a 50-year extension. The Primary concession was granted in 2012, and rights for the other two concessions (Norte and Sur) were acquired thereafter in 2014. To commence further operations on the Don Diego Phosphorite Project, ExO must obtain approval of its Environmental and Social Impact Assessment ("ESIA") from the Mexican Ministry of Environment and Natural Resources ("SEMARNAT"). See ExO Phosphate Project in the above ITEM 1. BUSINESS for additional information.

The property is subject to rents, fees and other payments to the Government of Mexico or its designated government ministry or agency. The anticipated annual obligations for each of the years in the three-year period ending December 31, 2025 are set forth in the table below.

Primary Concession

Year	Area (Hectares)	Annual Rent, MxN Pesos, owed semesterly
2023	80,050.5	32,591,742

2024	80,050.5	The above is based on 203.57 MXN per hectare per semester, with an increase in this rate from inflation

2025	80,050.5	The above is based on 203.57 MXN per hectare per semester, with an increase in this rate from inflation

Norte Concession

Year	Area (Hectares)	Annual Rent, Mx Pesos, owed semesterly
2023	14,300	3,308,448

2024	14,300	Will be based on 115.68 MXN per hectare per semester, with an increase in this rate from inflation

2025	14,300	Will be based on 115.68 MXN per hectare per semester, with an increase in this rate from inflation

Sur Concession

Year	Area (Hectares)	Annual Rent, Mx Pesos, owed semesterly

2023	20,425	4,725,528

2024	20,425	Will be based on 115.68 MXN per hectare per semester, with an increase in this rate from inflation

2025	20,425	Will be based on 115.68 MXN per hectare per semester, with an increase in this rate from inflation

Work Completed

The Don Diego Phosphorite Project has sufficient data to confirm the geological continuity of the deposit and the estimation of measured, indicated and inferred resource tonnes. ExO, through exploration operations conducted by Odyssey, explored the area, characterized the environmental baseline to enable drafting of the ESIA, and acquired approximately 200 vibracore samples for assay. These cores were split into individual strata core units each of approximately 1 meter length. The cores were assayed at Florida Industrial and Phosphate Research Institute in Bartow, Florida under the guidance of Mr. Henry Lamb.

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

	Price
	High	Low
Quarter Ended
March 31, 2021	$8.69	$6.35
June 30, 2021	$7.40	$5.72
September 30, 2021	$7.94	$5.11
December 31, 2021	$7.00	$4.93
Quarter Ended
March 31, 2022	$7.39	$5.18
June 30, 2022	$7.16	$2.29
September 30, 2022	$3.64	$2.33
December 31, 2022	$3.88	$2.71

Approximate Number of Holders of Common Stock

The number of record holders of our common stock at January 18, 2023 was approximately 150. This does not include approximately 7,100 stockholders that hold their stock in accounts included in street name with broker/dealers.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none are anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2022.

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

Results of Operations

The dollar values set forth in the following tables, except as otherwise indicated, are approximations to the nearest thousands and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8. The tables identify years 2022, 2021 and 2020, all of which included a twelve-month period ended December 31.

2022 Compared to 2021

Increase/(Decrease)			2022 vs. 2021
(Dollars in thousands)	2022	2021	$	%
Total revenue	$1,335	$921	$414	45.0%
Marketing, general and administrative	8,487	6,322	2,165	34.2%
Operations and research	9,892	9,551	341	3.6%
Total operating expenses	$18,379	$15,872	$2,507	15.8%
Total other income (expense)	$(13,839)	$(1,177)	$(12,662)	1075.8%
Income tax benefit (provision)	$—	$—	$—	0.0%
Non-controlling interest	$7,743	$6,171	$1,572	25.5%
Net income (loss)	$(23,141)	$(9,956)	$(13,185)	132.4%

Revenue

The revenue generated in each period was a result of performing oceanic research and project administration for our customers and related parties. Total revenue for the year ended December 31, 2022 was $1.3 million, a $0.4 million increase compared to $0.9 million from the year ended December 31, 2021. We provided these services in both years to a deep-sea mineral exploration company, CIC, which we consider to be a related party since it is owned and controlled by our past Chairman of the Board (see Note 6 Related Party Transactions).

Cost and Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Costs increased $2.2 million to $8.5 million for the year ended December 31, 2022 compared to $6.3 million for the year ended December 31, 2021. The primary items contributing to this $2.2 million increase were an increase of $0.5 million in employee benefits and compensation related expenses and an increase of non-cash long term incentive share-based compensation of $0.2 million, offset by a $0.4 million decrease in employee bonuses. Legal and professional fees increased by $0.4 million and $0.8 million, respectively, primarily related to supporting the expansion of our seafloor minerals portfolio. Insurance expenses increased by $0.2 million as a result of increased premiums.

Operations and research expenses are primarily from deep-sea mineral exploration, which includes minerals research, scientific services, marine operations and project management. Operations and research expenses increased by $0.3 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily as a result of a $.9 million increase in cost for the Mexican exploration license, a gain on sale of equipment of $0.3 million for the year ended December 31, 2021 that did not recur, a $0.2 million increase in professional fees and a $0.2 million increases in expenses related to the marine equipment purchase. These increases were offset by a $1.5 million decrease in litigation financed costs directly associated with our NAFTA litigation.

Other Income or Expense

Total other income and expense was $13.8 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively, resulting in a net expense increase of $12.6 million. This variance was attributable to an increase in interest expense of $3.3 million, driven by an increase in expenses related to our ongoing NAFTA litigation. During 2022, we also recognized a $0.3 million gain on the extinguishment of the Cuota Appreciation Rights awarded to the Board of Directors that expired. For the year ended

December 31, 2021 several one-time events increased other income including a gain of $5.2 million related to a debt settlement agreement with a creditor that occurred in October 2021 and an increase of $3.8 million of other income previously recorded as deferred revenue as a result of the cancellation of revenue participation rights of the Seattle and Galt Resources projects in 2021. Additionally, in September 2021, a gain of $0.4 million on debt extinguishment was recorded due to the Small Business Administration forgiving our $0.4 million Payroll Protection Program loan.

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2022, 2021 or 2020.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the "Non-Controlling Interest" in the consolidated statements of operations. The non-controlling interest adjustment in the year ended December 31, 2022 was $7.7 million as compared to $6.2 million for the year ended December 31, 2021. The substance of these amounts is primarily due to compounding of interest on intercompany debt, the increase in permits fees and other standard operating costs.

Liquidity and Capital Resources

(Dollars in thousands)	2022	2021
Summary of Cash Flows:
Net cash used in operating activities	$(9,254)	$(5,425)
Net cash (used in) provided by investing activities	(2,346)	323
Net cash provided by financing activities	10,769	1,214
Net decrease in cash and cash equivalents	$(831)	$(3,888)
Beginning cash and cash equivalents	2,275	6,163
Ending cash and cash equivalents	$1,444	$2,275

Discussion of Cash Flows

Net cash used by operating activities for the year ended December 31, 2022 was $9.3 million. This represents an approximate $3.8 million increase in use of funds when compared to the use of $5.4 million for the year ended December 31, 2021. Cash flows used in operating activities for the year ended December 31, 2022 of $9.3 million reflected a net loss before non-controlling interest of $30.9 million and is adjusted primarily by an increase in non-cash items of $1.0 million, which primarily includes share-based compensation of $1.8 million, note payable accretion of $0.3 million and the $0.3 million non-cash adjustment loans payable prepayment premium and offset by an investment in unconsolidated entity of $1.2 million. Other operating activities resulted in an increase in working capital of $19.2 million. This $19.2 million increase includes a $14.7 million increase to accrued expenses and an increase of $6.0 million to accounts payable in 2022. The increase in accrued expenses and accounts payable is predominantly related to our NAFTA arbitration.

Cash flows used in operating activities for the year ended December 31, 2021 of $5.4 million reflected a net loss before non-controlling interest of $16.1 million and is adjusted primarily by decrease in non-cash items of $8.8 million, which primarily include a decrease in investment in unconsolidated entity of $0.9 million, gain on debt settlement of $5.2 million, deferred revenue adjustment of $3.8 million, gain on debt extinguishment of $0.4 million and gain on the sale of equipment of $0.3 million offset by share-based compensation of $1.2 million. Other operating activities resulted in an increase in working capital of $19.6 million. This $19.6 million increase includes a $13.7 million increase to accrued expenses and an increase of $6.3 million to accounts payable in 2021. The increase in accrued expenses and accounts payable is predominantly related to our NAFTA financed litigation.

Cash flows used in investing activities for the year ended December 31, 2022 was $2.3 million. This represents an approximate $2.7 million decrease from cash flows provided by investing activities of $0.3 million for the year ended December 31, 2021. During the year ended December 31, 2022 the net cash used in investing activities of $2.3 million was for the purchase of property and equipment and loan disbursements.

Cash flows provided by investing activities for the year ended December 31, 2021 of $0.3 million was from the sale of property and equipment.

Cash flows provided by financing activities for the year ended December 31, 2022 was $10.8 million. The $10.8 million comprises $16.5 million received from the June 2022 issuance of stock and $2.2 million received from the issuance of loans payable offset by the $5.5 million of debt obligation payments and $1.8 million of offering costs associated with the stock issuance.

Cash flows provided by financing activities for the year ended December 31, 2021 were $1.2 million. The $1.2 million comprises $1.4 million received from our litigation funder related to our NAFTA litigation financed expenses and $0.7 million from the sale of equity in our subsidiary offset by $0.4 million of debt obligation payments and $0.5 million of debt termination fees.

General Discussion 2022

At December 31, 2022, we had cash of $1.4 million, a decrease of ($0.8) million from the December 31, 2021 balance of $2.3 million. On June 10, 2022, we sold an aggregate of 4,939,515 shares of our common stock and warrants to purchase up to 4,939,515 shares of our common stock. The net proceeds received from this sale, after offering expenses of $1.8 million, were $14.7 million. During the year ended December 31, 2022, the proceeds from our equity offering were used to repay $5.5 million of debt obligation payments and $1.1 million of self funded NAFTA litigation expenses. Additionally, in 2022 our litigation funder paid, on our behalf, $5.4 million of amounts due to vendors who are supporting our NAFTA litigation as well as directly reimbursing the Company $0.2 million for expended costs related directly to our NAFTA litigation. During March 2021, Epsilon Acquisitions LLC converted its indebtedness comprising $1.0 million of principal and $0.4 million of accrued interest into 411,562 shares of our common stock, and during July 2021, certain creditors converted $1.1 million of our convertible debt and accrued interest of $0.3 million into 283,850 shares of our common stock. During the year ended December 31, 2021, our litigation funder paid, on our behalf, $5.6 million of amounts due to vendors who are supporting our NAFTA litigation as well as directly reimbursing the Company $1.4 million for expended costs related directly to our NAFTA litigation.

Financial debt of the company was $46.7 million at December 31, 2022 and $41.9 million at December 31, 2021. During October 2021 we entered into a Termination and Settlement Agreement with Monaco and SMOM which removed $14.5 million of debt principal and accrued interest from our balance sheet. See Note 10 Loans Payable – Monaco for further detail.

Since SEMARNAT declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice ("TFJA") in Mexico nullified SEMARNAT’s 2016 denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the NAFTA. On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes ("ICSID") website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. The NAFTA Tribunal hearing took place from January 24 – January 29, 2022. On May 10, 2022, one final witness, whose testimony was delayed due to COVID, testified before the NAFTA Tribunal. In accordance with the procedural calendar, written post hearing briefs were filed in September 2022. The evidentiary phase of the case is now closed.

2021 Compared to 2020

Increase/(Decrease)			2021 vs. 2020
(Dollars in thousands)	2021	2020	$	%
Total revenue	$921	$2,038	$(1,117)	(54.8%)
Marketing, general and administrative	6,322	3,750	2,572	68.6%
Operations and research	9,551	10,924	(1,373)	(12.6%)
Total operating expenses	$15,872	$14,674	$1,198	8.2%
Total other income (expense)	$(1,177)	$(8,457)	$7,280	(86.1%)
Income tax benefit (provision)	$—	$—	$—	0.0%
Non-controlling interest	$6,171	$6,280	$(109)	(1.7%)
Net income (loss)	$(9,956)	$(14,812)	$4,856	(32.8%)

Revenue

The revenue generated in each period was a result of performing oceanic research and project administration for our customers and related parties. Total revenue for the year ended December 31, 2021 decreased by $1.1 million to $0.9 million as compared to $2.0 million from the year ended December 31, 2020. We provided services to CIC for both years ended 2021 and 2020. The primary reason for the $1.1 million reduction was that we were no longer engaged on another project since the latter half of 2020. This project accounts for $0.6 million of the reduction. In 2020 we had other marine search engagements for which we earned $0.5 million in revenue. These other marine engagements did not recur in this current year.

Cost and Expenses

Marketing, general and administrative expenses increased $2.6 million to $6.3 million for the year ended December 31, 2021 compared to $3.8 million for the year ended December 31, 2020. The items contributing to this $2.6 million increase were an increase of $0.2 million in employee benefits and compensation related, and an increase of non-cash long term incentive share-based compensation of $0.8 million. Legal fees increased by $0.2 million which is primarily related to supporting the expansion of our seafloor minerals portfolio. The remaining $1.4 million was due to a reduction in the discretionary incentive reserve during the prior year resulting from management’s decision to not pay certain discretionary incentives.

Operations and research expenses decreased by $1.4 million to $9.6 million for the year ended December 31, 2021 compared to $10.9 million for the year ended December 31, 2020 primarily as a result of the following items: (i) a $0.3 million decrease in litigation financed costs directly associated with our NAFTA litigation and (ii) a $0.8 million decrease in marine services technical contracted labor in direct correlation with the reduction in revenue contracts that are nonrecurring in 2021 and (iii) the current year ended December 31, 2021 includes a gain on sale of equipment of $0.3 million.

Other Income or Expense

Total other income and expense was $1.2 million in net expenses and $8.5 million in net expenses for the years ended December 31, 2021 and 2020, respectively, resulting in a net expense decrease of $7.3 million. This variance was attributable to a $1.2 million decrease from a $0.8 million prior year loss on debt extinguishment to a current year gain of $0.4 million on debt extinguishment. The prior year $0.8 million loss was due to fair value accounting on a refinancing of a loan with a creditor and the current year gain was due to the Small Business Administration forgiving our $0.4 million Payroll Protection Program loan. The other items were a decrease of $0.7 million in derivative fair value expense of our hybrid debt instrument that only existed in 2020, a $3.9 million increase in interest expense mainly attributable to our NAFTA litigation funding, a $4.1 million increase in other income due to removing the balance of our deferred income items from our balance sheet (see Note 12 Deferred Income and Revenue Participation Rights) and a gain of $5.2 million related to a debt settlement agreement with a creditor that occurred in October 2021, see Note 10 Loans Payable – Monaco for further detail.

Income Taxes and Non-Controlling Interest

We did not incur any taxes in 2021, 2020 or 2019.

The non-controlling interest adjustment in the year ended December 31, 2021 was $6.2 million as compared to $6.3 million for the year ended December 31, 2020. The substance of these amounts is primarily due to the compounding of interest on intercompany debt and other standard operating costs.

Liquidity and Capital Resources

(Dollars in thousands)	2021	2020
Summary of Cash Flows:
Net cash used in operating activities	$(5,425)	$(9,182)
Net cash provided by investing activities	323	—
Net cash provided by financing activities	1,214	15,132
Net (decrease) increase in cash and cash equivalents	$(3,888)	$5,950
Beginning cash and cash equivalents	6,163	213
Ending cash and cash equivalents	$2,275	$6,163

Discussion of Cash Flows

Net cash used by operating activities for the calendar year of 2021 was $5.4 million. This represents an approximate $3.8 million decrease in use of funds when compared to the use of $9.1 million in the same period of 2020. The current year net cash used by operating activities reflected a net loss before non-controlling interest of $16.1 million and is adjusted primarily by non-cash or non-operating items of $8.8 million, which primarily includes an investment in unconsolidated entity of $0.9 million, share-based compensation of $1.2 million, debt forgiveness of $0.4 million, a gain on sale of equipment of $0.3 million, an adjustment to deferred income of $3.8 million and a gain on the debt settlement agreement of $5.2 million. Other operating activities resulted in an increase in working capital of $19.7 million. This $19.7 million increase includes a $13.7 million increase to accrued expenses, an increase of $6.3 million to accounts payable and a decrease of $0.3 million to other assets and accounts receivable in 2021. The increase to accrued expenses and accounts payable is predominantly related to our NAFTA financed litigation as it pertains to standard litigation payables and accrued interest associated with the litigation financing.

Net cash used by operating activities for 2020 was $9.2 million. The net cash used by operating activities reflected a net loss before non-controlling interest of $21.1 million offset in part by non-cash items of $1.0 million which primarily includes loss on debt extinguishment of $0.8 million, investment in unconsolidated entity of $0.9 million, the fair-value of hybrid-debt accounting of $0.7 million and other which includes items such as depreciation and debt discount accretion for $0.4 million. Other operating activities resulted in an increase in working capital of $10.8 million compared to 2019. Changes to accrued expenses, accounts receivable, accounts payable and other assets in 2020 comprised the $10.8 million. The December 31, 2020 accounts payable balance of $4.5 million is comprised of: a) $3.3 million which pertains to four accounts. These accounts are not related to current operations and are not expected to be settled with cash, b) $0.5 million for our NAFTA litigation and will be funded from our litigation financing facility and c) $0.3 million of standard operating payables that will be settled in the normal course of business.

Cash flows provided by investing activities for the calendar year 2021 were $322,988, which is net of $19,137 of equipment purchases of a marine asset and computer and cash proceeds from the sale of equipment of $342,125.

There were no cash flows from investing activities in 2020.

Cash flows provided by financing activities for the calendar year 2021 were $1.2 million. The $1.2 million is comprised of $0.7 million received from the sale of equity in our subsidiary offset by outflows of $0.5 million for our lease obligation payments and other debt obligation payments. We were reimbursed $1.4 million from our funder related to our NAFTA litigation financed expenses. A $500,000 termination fee was paid in relation to our Termination Agreement (See Note 10 Loans Payable – Monaco).

Cash flows provided by financing activities for 2020 were $15.1 million. The 2020 period $15.1 million was comprised of funds received from our NAFTA litigation financing and funds received from the 37 North agreement. We also received funds from the Small Business Administration (SBA) programs for the Payroll Protection Program (PPP) and the Emergency Injury Disaster Loan (EIDL) (Note 10 Loans Payable - Emergency Injury Disaster Loan). These debt proceeds of $3.6 million were offset by $0.2 million of repayments of financed obligations. In August 2020 we sold 2.5 million of our common shares for net-proceeds of $11.3 million (see Note 13 Stockholders' Equity/(Deficit)). During December 2020, we sold $800,000 of new equity in one of our controlled subsidiaries to an existing shareholder of that subsidiary.

General Discussion 2021

At December 31, 2021, we had cash of $2.3 million, a decrease of $3.9 million from the December 31, 2020 balance of $6.2 million. During March 2021, Epsilon Acquisitions LLC converted its indebtedness comprised of $1.0 million of principal and $0.4 million of accrued interest into 411,562 shares of our common stock, and during July 2021, certain creditors converted $1.1 million of our convertible debt and accrued interest of $0.3 million into 283,850 shares of our common stock (See Note 13 Stockholders'

Equity/(Deficit). Our litigation funder paid, on our behalf, $5.6 million of amounts due to vendors who are supporting our NAFTA litigation as well as directly reimbursing the Company $1.4 million for expended costs related directly to our NAFTA litigation.

Financial debt of the company, excluding any derivative, discounts, hybrid-debt fair value accounting or beneficial conversion feature components of such, was $41.9 million at December 31, 2021 and $42.6 million at December 31, 2020. During October 2021 we entered into a Termination and Settlement Agreement with Monaco and SMOM which removed $14.5 million of debt principal and accrued interest from our balance sheet. See Note 10 Loans Payable – Monaco for further detail.

Because SEMARNAT declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (TFJA) in Mexico nullified SEMARNAT’s 2016 denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the North American Free Trade Agreement (NAFTA). On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes (ICSID) website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. The NAFTA’s Tribunal hearing took place from January 24 – January 29, 2022. See Litigation Financing below regarding the funding of this litigation, see ITEM 1. BUSINESS for further detail.

Financings

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable		Interest expense
	December 31,	December 31,	Year Ended December 31,
	2022	2021	2022	2021	2020
MINOSA 1	$14,750,001	$14,750,001	$1,122,681	$1,179,998	$1,183,230
MINOSA 2	5,050,000	5,050,000	562,336	504,998	506,381
Litigation financing	24,347,513	18,323,097	11,784,672	7,354,940	3,668,242
EIDL	149,900	149,900	4,014	10,102	—
Vendor note payable	484,009	484,009	58,080	58,083	58,240
Monaco	—	2,500,000	222,000	—	—
Seller note payable	1,400,000	—	20,712	—	—
D&O Insurance note payable	562,280	621,770	11,971	7,545	5,608
37North	—	—	300,000	—	—
	$46,743,703	$41,878,777

Stock Purchase Agreement

On March 11, 2015, we entered into a Stock Purchase Agreement (the "Purchase Agreement") with Penelope Mining LLC (the "Investor"), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. ("MINOSA"). The Purchase Agreement provided for us to issue and sell to the Investor shares of our preferred stock in the amounts and at the prices set forth below (the numbers set forth below have been adjusted to reflect the 1-for-12 reverse stock split of February 19, 2016):

Series	No. of Shares	Price per Share
SeriesAA-1	8,427,004	$12.00
SeriesAA-2	7,223,145	$6.00

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor was subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders (received on June 9, 2015), the receipt of regulatory approval, performance by the Company of its obligations under the Purchase Agreement, receipt of certain third party consents, the listing of the underlying common stock on the NASDAQ Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was done on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also done on February 19, 2016, and (c) establishing a classified board of directors.

The purchase and sale of 2,916,667 shares of Series AA-1 Preferred Stock at an initial closing and for the purchase and sale of the remaining 5,510,337 shares of Series AA-1 Preferred Stock according to the following schedule, was subject to the satisfaction or waiver of specified conditions set forth in the Purchase Agreement:

Date	No. Series AA-1 Shares	Total Purchase Price
March 1, 2016	1,806,989	$21,683,868
September 1, 2016	1,806,989	$21,683,868
March 1, 2017	1,517,871	$18,214,446
March 1, 2018	378,488	$4,541,856

The Investor had the right to elect to purchase all or a portion of the Series AA-1 Preferred Stock before the other dates set forth above. The initial closing and the closing scheduled for March 1, 2016, did not occur because certain conditions to closing were not satisfied or waived. After completing the purchase of all AA-1 Preferred Stock, the Investor would have had the right, but not the obligation, to purchase all or a portion the 7,223,145 shares of Series AA-2 Preferred Stock at any time after the closing price of the Common Stock on the NASDAQ Stock Market has been $15.12 or more for 20 consecutive trading days.

Subject to the terms set forth in the Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with a loan of $14.75 million, the outstanding amount of which, plus accrued interest, was to be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at December 31, 2022 was $14.75 million.

The obligation to repay the loan was evidenced by a promissory note (the "Note") in the amount of up to $14.75 million and bore interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the "Pledge Agreement") between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company ("OME"), was secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada ("Oceanica"), held by OME. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agrees that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT made a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to our phosphate deposit project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Purchase Agreement; (iii) the occurrence of an event of default under the Note; (iv) March 30, 2016; or (v) if the Investor had terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016 the agreements with MINOSA and Penelope were further amended and extended the maturity date of the loan to March 18, 2017 (see Note 10 Loans Payable). The August 10, 2017 amendment to the Purchase Agreement also amended the due date of the Note to a due date which may be no earlier than December 31, 2017, and at least 60 days subsequent to written notice that Minosa intended to demand payment. In December 2017 MINOSA transferred the Note to its parent company, Altos Hornos de México, S.A.B. de C.V. (“AHMSA”) .

On March 3, 2023, Odyssey, AHMSA, MINOSA and Phosphate One LLC (f/k/a Penelope Mining LLC, “Phosphate One” and together with AHMSA and MINOSA, the “AHMSA Parties”) entered into Settlement, Release and Termination Agreement (the “Termination Agreement”).

Pursuant to the Termination Agreement:

•
Odyssey paid AHMSA $9.0 million (the “Termination Payment”) in cash on March 6, 2023;
•
the parties agreed that, concurrently with the payment of the Termination Payment, a portion of the MINOSA Notes would be deemed automatically converted into 304,879 shares of Odyssey’s common stock;
•
the MINOSA Notes, the Purchase Agreement, and the Pledge Agreements were terminated;
•
each of the AHMSA Parties, on the one hand, and Odyssey, on the other, agreed to release the other parties and their respective affiliates, equity holders, beneficiaries, successors and assigns (the “Released Parties”) from any and all claims, demands, damages, actions, causes of action or liabilities of any kind or nature whatsoever under the SPA, the MINOSA Notes, the Minosa Purchase Agreement, or the Pledge Agreements (the “Released Matters”); and
•
each of the AHMSA Parties, on the one hand, and Odyssey, on the other, agreed not to make any claims against any of the Released Parties related to the Released Matters.

The transactions contemplated by the Termination Agreement were completed on March 6, 2023.

On March 6, 2023, Odyssey entered into a Release and Termination Agreement with a director of the Company, James S. Pignatelli, to terminate and release a portion of the MINOSA 2 Note assigned to Mr. Pignatelli in 2021, the related Note Purchase Agreement (“NPA”) and the Pledge Agreement.

On March 6, 2023, Odyssey issued a new Unsecured Convertible Promissory Note in the principal amount of $500,000 to Mr. Pignatelli of the Company that bears interest at the rate of 10.0% per annum convertible at a conversion price of $3.78 per share. Pursuant to the Release and Termination Agreement with Mr. Pignatelli noted above, he agreed, in exchange for the issuance of this Unsecured Convertible Promissory Note by Odyssey, to release the assigned portion of the MINOSA 2 note issued by Odyssey Marine Exploration, Inc., a wholly owned subsidiary of the Company, to Mr. Pignatelli in the principal amount of $404,634 and convertible at a conversion price of $4.35 per share, pursuant to which the outstanding aggregate obligation with accrued interest was $630,231.

Other loans and financing

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary ("ExO" and, together with Odyssey, the "Claimholder"), and Poplar Falls LLC (the "Funder") entered into an International Claims Enforcement Agreement (the "Agreement"), pursuant to which the Funder agreed to provide funding to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement ("NAFTA") for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the "Project"), on our own behalf and on behalf of ExO and United Mexican States (the "Subject Claim"). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the "Claims Payments") incrementally and at the Funder’s sole discretion.

Under the terms of the Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $6,500,000 (the "Maximum Investment Amount"). The Maximum Investment Amount will be made available to the Claimholder in two phases, as set forth below:

(a)
a first phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $1,500,000 for the payment of antecedent and ongoing costs ("Phase I Investment Amount"); and
(b)
a second phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $5,000,000 for the purposes of pursuing the Subject Claim to a final award ("Phase II Investment Amount").

Upon exhaustion of the Phase I Investment Amount, the Claimholder will have the option to request Tranche A of the Phase II Investment Amount, consisting of funding up to $3.5 million ("Tranche A Committed Amount"). Upon exhaustion of the Tranche A Committed Amount, the Claimholder will have the option to request Tranche B of the Phase II Investment Amount, consisting of funding of up to $1.5 million ("Tranche B Committed Amount"). The Claimholder must exercise its option to receive the Tranche A Committed Amount in writing, no less than thirty days before submitting a Funding Request to the Funder under Tranche A. The Claimholder must exercise its option to receive the Tranche B Committed Amount in writing within forty-five days after the exhaustion of the Tranche A Committed Amount. Pursuant to the Agreement, the Claimholder agreed that, upon exercising the Claimholder’s option to receive funds under Phase I, Tranche A of Phase II, or Tranche B of Phase II, the Funder will be the sole source of third-party funding for the specified fees and expenses of the Subject Claim under each respective phase and tranche covered by the option exercised, and the Claimholder will obtain funding for such fees and expenses only as set forth in the Agreement. The Funder was due a closing fee of $80,000 for the Phase I Investment Amount, and $80,000 for the Phase II Investment Amount to pay third parties in connection with due diligence and other administrative and transaction costs incurred by the Funder prior to and in furtherance of execution of the Agreement.

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

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return ("IRR") of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the "Conversion Amount"). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an ("IRR") of 100.0%, retroactive to the conversion date (the "Penalty Interest Amount"). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, noted above, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under Generally Accepted Accounting Principles. Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.

If, at any time after exercising its option to receive funds under either Tranche A or Tranche B of Phase II, the Claimholder wishes to fund the Subject Claim with its own capital ("Self-Funding") (which excludes any Claims Payments made, either directly or indirectly, by any other third party), the Claimholder shall immediately pay to the Funder the Conversion Amount, provided that this requirement shall not apply if, after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount, the Funder does not exercise its option to provide Follow-On Funding.

In the event of any receipt of proceeds resulting from the Subject Claim (as defined in the Agreement, "Proceeds"), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder’s rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding. The parties acknowledged that the Agreement constitutes a sale of the right to a portion of the Proceeds (if any) arising from the Subject Claim as set forth in this Agreement. The Claimholder has relinquished its right to the portion of the proceeds, if any, that the Funder would have the right to as described below. This sale of proceeds is being accounted for under the guidance of ASC 470-10-25 Recognition (Sales of Future Revenues)

On each Distribution Date, distributions of the Proceeds shall be made to the Claimholder and the Funder in accordance with subparagraph (a) or (b) below (the "Recovery Percentage"), as applicable:

(a)
If the Claimholder receives only the Phase I Investment Amount from the Funder, the first Proceeds shall be distributed as follows:
(i)
first, 100.0% to the Funder, until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder under Phase I;
(ii)
second, 100.0% to the Funder until the cumulative amount distributed to the Funder equals an IRR of 20% of Claims Payments paid by the Funder under Phase I ("Phase I Compensation"), per annum; and
(iii)
thereafter, 100.0% to the Claimholder.
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

Amendment and Restatement (January 31, 2020)

On January 31, 2020, the Claimholder and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the "Restated Agreement"). The material terms and provisions that were amended or otherwise modified are as follows:

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

Second Amendment and Restatement (December 12, 2020)

On December 12, 2020, the Claimholder and the Funder entered into a Second Amended and Restated International Claims Enforcement Agreement (the "Second Restated Agreement") relating to the Subject Claim. Under the terms of the Second Restated Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $20,000,000 (the "Maximum Investment Amount"). The Second Restated Agreement requires the Funder to make Claims Payments in an aggregate amount no greater than $10,000,000 for the purposes of pursuing the Subject Claim to a final award ("Phase III Investment Amount"). We also incurred $200,000 in related fees, which were treated as an additional advance. The Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.

Third Amendment and Restatement (June 14, 2021)

On June 14, 2021, the Claimholder and the Funder entered into a Third Amended and Restated International Claims Enforcement Agreement (the "Third Restated Agreement") relating to the Subject Claim. Under the terms of the Third Restated Agreement, the Funder has made and agreed to make Claims Payments in an aggregate amount not to exceed $25,000,000, an increase of $5.0 million (the "Incremental Amount"). The Third Restated Agreement requires the Claimholder to request $2.5 million of the Incremental Amount (the "First $2.5 Million"). Within 15 days after exhaustion of the First $2.5 Million, the Claimholder may either (a) request the remaining $2.5 million (the "Second $2.5 Million") of the Incremental Amount or (b) notify the Funder that the Claimholder has decided to self-fund the Second $2.5 Million. We also incurred $80,000 in related fees which were treated as an additional advance. This Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement. As of December 31, 2022, the Funder has made Claim Payments in the aggregate amount of $4.8 million.

Litigation Financing Waiver and Consent

On March 6, 2023, the Claimholder and the Funder under the Agreement entered into a Waiver and Consent Agreement, pursuant to which, among other things, (i) the Funder provided a waiver and consent (i) to allow the Claimholder to fund certain costs and expenses arising from the Subject Claim from the Claimholder’s own capital in an aggregate amount not to exceed $5,000,000, and (ii) Odyssey paid a $1,000,000 nonrefundable waiver fee to the Funder.

The December 31, 2022 carrying value of the obligation is $24,347,513 and is net of unamortized debt fees of $146,897 as well as the net unamortized debt discount of $353,996 associated with the fair value of the warrants. For the year ended December 31, 2022, the expense related to debt discount and fee amortization was $295,932 and $146,896, respectively. The total face value of this obligation at December 31, 2022 and 2021 was $24,848,406 and$19,266,818, respectively.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters or collecting on amounts owed to us.

Our 2023 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On June 10, 2022, we sold an aggregate of 4,939,515 shares of our common stock and warrants to purchase up to 4,939,515 shares of our common stock. The net proceeds received from this sale, after offering expenses of $1.8 million, were $14.7 million (see Note 13 Stockholders' Equity/(Deficit)). These proceeds, coupled with other anticipated cash inflows, are expected to provide operating funds through early 2023.

Our consolidated non-restricted cash balance at December 31, 2022 was $1.4 million. We have a working capital deficit at December 31, 2022 of $60.7 million. The total consolidated book value of our assets was approximately $13.3 million at December 31, 2022, which includes cash of $1.4 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities ("SPEs") and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2022.

Critical Accounting Estimates

The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note 2 Summary of Significant Accounting Policies to the consolidated financial statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

Long-Lived Assets

As of December 31, 2022, we had approximately $3.0 million of net property and equipment, right to use – operating lease and related assets. Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC topic for Property, Plant and Equipment. Impairment decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Realizability of Deferred Tax Assets

We have recorded a net deferred tax asset of $0 at December 31, 2022. As required by the ASC topic for Accounting for Income Taxes, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realizable without the recovery and rights of ownership or salvage rights of high value shipwrecks or the monetization of our mineral exploration stakes and thus a valuation allowance of $85.3 million has been recorded as of December 31, 2022.

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

Exploration License

The Company follows the guidance pursuant to ASU 350, "Intangibles-Goodwill and Other" in accounting for its exploration license. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of ASU 360, "Subsequent Measurement."

Litigation Financing

As discussed in Note 10 Loans Payable to the consolidated financial statements, we have certain litigation financing with detachable warrants that is included in “loans payable” on the consolidated balance sheets at December 31, 2022 and 2021. The terms of the financing agreement involved numerous amendments, significant non-cash financing, issuance of warrants, and debt issuance costs requiring judgment of the facts and circumstances.

Investment in Unconsolidated Entity

As discussed in Notes 6 and 9 to the consolidated financial statements, the Company has a cost investment with a related party. The Company has entered into numerous agreements with the related party that required analysis of ASU 215-2 to determine that the Company was not the primary beneficiary. This analysis required judgment and review of the facts and circumstance to determine the proper accounting for this cost investment. We also reviewed the impairment guidance to determine any potential impairment of the investment.

Contractual Obligations

At December 31, 2022, except as disclosed in Note 16 Commitments and Contingencies regarding our office lease, the Company did not have any other contractual obligations that extended beyond 12 months.

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

The information required by this item appears beginning on page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designated to ensure that such information is accumulated and communicated to management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings "Election of Directors" and "Executive Officers and Directors of the Company" in the Company’s Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on June 5, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the information under the heading "Executive Compensation and Related Information" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the information under the heading "Independent Public Accounting Firm’s Fees" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a) Consolidated Financial Statements See "Index to Consolidated Financial Statements" on page 34.

(b) Consolidated Financial Statement Schedules See "Index to Consolidated Financial Statements" on page 34.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f)and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Odyssey Marine Exploration, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year periods ended December 31, 2022, 2021, and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the three-year periods ended December 31, 2022, 2021, and 2020 in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has incurred significant losses and may be unsuccessful in raising the necessary capital to fund operations and capital expenditures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and its plans regarding those matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Exploration License

As discussed in Note 2 to the financial statements, the Company recorded an indefinite life intangible exploration license for approximately $1.8 million on the consolidated balance sheets at December 31, 2022 and 2021. The Company has determined that the exploration license has an indefinite useful life. This determination is reviewed annually by management, as well as an annual review for impairment. We identified the assessment of the useful life and potential impairment of the exploration license as a critical audit matter due to the assessment involving judgment in determining whether the rights to the license have an indefinite life, and judgment in determining if any triggering events have occurred that would cause the exploration license to be impaired.

The primary procedures we performed to address this critical audit matter included:

•
Gaining an understanding of the nature of the renewal process and any additional economic factors in renewing the license. The economic factors considered included whether there were any legal, regulatory, or contractual provisions that would limit the useful life of the license.
•
We made inquiries with certain management of the Company to gain this understanding, and reviewed the Company’s ability to renew the license.
•
We determined that the most recent license renewal had been filed and approved.
•
We performed procedures to determine if any events occurred that could impede the Company’s ability to renew the license, and trigger an impairment consideration.

Evaluation of Litigation Financing with Detachable Warrants

As discussed in Note 10 to the financial statements, the Company has certain litigation financing with detachable warrants that is included in "loans payable" on the consolidated balance sheets at December 31, 2022 and 2021. We identified the litigation financing as a critical audit matter. The terms of the financing agreement were complicated and involved numerous amendments, significant non-cash financing, issuance of warrants, and debt issuance costs. The terms of the financing agreement required significant audit effort in order to fully understand the terms of all the agreements as disclosed in Note 10.

The primary procedures we performed to address this critical audit matter included the following:

•
We reviewed all the amended agreements.
•
We confirmed the face amount and the terms of the debt based on the various phases as disclosed in Note 10 to the financial statements.
•
We recalculated the fair value of the warrants issued in 2020.

Investment in Unconsolidated Entity

As discussed in Notes 6 and 9 to the financial statements, the Company has a cost investment in an entity that is a related party. We identified the cost investment as a critical audit matter. The Company entered into multiple agreements with the related party that required review of the underlying agreements to determine if the Company should consolidate the operations of the entity. Additionally, the cost investment was reviewed for impairment based on a number of qualitative factors. The audit procedures required significant judgement, as well as an understanding of the facts and circumstances to address the proper accounting for the investment.

The primary procedures we performed to address this critical audit matter included the following:

•
We obtained and reviewed the terms of the Agreements.
•
We confirmed certain balances owed by the related party to the Company, as well as certain equity units earned by the Company.
•
We reviewed the status of the renewal process and the current status of the license that supports the cost investment, that included verification of the license renewal from an independent website.
•
We discussed with management and the board, the status of the entity’s operations to determine potential triggering events could potentially indicate impairment of the cost investment.

We have served as the Company’s auditors since 2020.

/s/ Warren Averett, LLC

PCAOB ID #2226

Tampa, Florida

March 31, 2023

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$1,443,421	$2,274,751
Accounts receivable and other related party, net	7,515	268,867
Short-term notes receivable related party, net	1,576,717	—
Other current assets	947,428	776,630
Total current assets	3,975,081	3,320,248
PROPERTY AND EQUIPMENT
Equipment and office fixtures	8,137,026	5,602,915
Right to use – operating lease, net	300,025	461,109
Accumulated depreciation	(5,390,559)	(5,584,881)
Total property and equipment	3,046,492	479,143
NON-CURRENT ASSETS
Investment in unconsolidated entity	4,404,717	3,253,950
Exploration license	1,821,251	1,821,251
Other non-current assets	34,295	34,295
Total non-current assets	6,260,263	5,109,496
Total assets	$13,281,836	$8,908,887
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,285,892	$1,817,445
Accrued expenses	40,481,204	27,222,337
Operating lease obligation	186,656	163,171
Loans payable	21,732,654	23,405,780
Total current liabilities	64,686,406	52,608,733
LONG-TERM LIABILITIES
Loans payable	25,011,049	18,472,997
Operating lease obligation	129,139	315,795
Total long-term liabilities	25,140,188	18,788,792
Total liabilities	89,826,594	71,397,525
Commitments and contingencies (NOTE 15)
STOCKHOLDERS’ (DEFICIT)
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 19,540,310 and 14,309,315 issued and outstanding	1,954	1,431
Additional paid-in capital	265,882,279	249,055,600
Accumulated (deficit)	(298,231,607)	(275,090,857)
Total stockholders’ (deficit) before non-controlling interest	(32,347,374)	(26,033,826)
Non-controlling interest	(44,197,384)	(36,454,812)
Total stockholders’ (deficit)	(76,544,758)	(62,488,638)
Total liabilities and stockholders’ (deficit)	$13,281,836	$8,908,887

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
REVENUE
Marine services	$1,150,767	$883,790	$1,087,669
Other services	183,935	37,448	950,663
Total revenue	1,334,702	921,238	2,038,332
OPERATING EXPENSES
Marketing, general and administrative	8,487,070	6,321,798	3,749,912
Operations and research	9,891,593	9,550,619	10,923,819
Total operating expenses	18,378,663	15,872,417	14,673,731
INCOME (LOSS) FROM OPERATIONS	(17,043,961)	(14,951,179)	(12,635,399)
OTHER INCOME (EXPENSE)
Interest income	96,478	4,036	5,121
Interest expense	(14,086,466)	(10,829,464)	(6,915,535)
Gain (loss) on Cuota Appreciation Rights extinguishment	315,235	—	—
Gain (loss) on debt extinguishment	—	374,835	(777,484)
Gain on debt settlement, net	—	5,212,902	—
Change in derivative liabilities fair value	—	—	(732,958)
Other	(164,608)	4,061,090	(36,214)
Total other income (expense)	(13,839,361)	(1,176,601)	(8,457,070)
(LOSS) BEFORE INCOME TAXES	(30,883,322)	(16,127,780)	(21,092,469)
Income tax benefit (provision)	—	—	—
NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(30,883,322)	(16,127,780)	(21,092,469)
Non-controlling interest	7,742,572	6,171,385	6,280,313
NET (LOSS)	$(23,140,750)	$(9,956,395)	$(14,812,156)
NET (LOSS) PER SHARE
Basic and diluted (See NOTE 2)	$(1.34)	$(0.75)	$(1.41)
Weighted average number of common shares outstanding
Basic	17,310,915	13,296,687	10,538,114
Diluted	17,310,915	13,296,687	10,538,114

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	Preferred Stock – Shares	Common Stock – Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
Year Ended December 31, 2019	—	9,478,009	$—	$948	$221,027,057	$(250,322,306)	$(24,003,114)	$(53,297,415)
Common stock issued for cash	—	2,553,315	—	255	8,243,128	—	—	8,243,383
Common stock issued for conversion and settlement of convertible debt and accounts payable	—	380,223	—	38	2,449,284	—	—	2,449,322
Common stock issued for exercise of warrant	—	56,228	—	6	—	—	—	6
Common stock issued for services	—	123,309	—	12	—	—	—	12
Share-based compensation	—	—	—	—	471,121	—	—	471,121
Fair value of warrants attached convertible debt	—	—	—	—	4,095,780	—	—	4,095,780
Debt modification	—	—	—	—	418,987	—	—	418,987
Subsidiary equity issued for cash	—	—	—	—	800,000	—	—	800,000
Net (loss)	—	—	—	—	—	(14,812,156)	(6,280,313)	(21,092,469)
Year Ended December 31, 2020	—	12,591,084	$—	$1,259	$237,505,357	$(265,134,462)	$(30,283,427)	$(57,911,273)
Common stock issued for conversion and settlement of convertible debt and accounts payable	—	695,412	—	70	2,774,209	—	—	2,774,279
Common stock issued to settle outstanding indebtedness	—	984,848	—	98	6,499,902	—	—	6,500,000
Common stock issued for services	—	37,971	—	4	—	—	—	4
Beneficial conversion feature on convertible obligation	—	—	—	—	232,175	—	—	232,175
Share-based compensation	—	—	—	—	1,330,078	—	—	1,330,078
Subsidiary equity issued for cash	—	—	—	—	713,879	—	—	713,879
Net (loss)	—	—	—	—	—	(9,956,395)	(6,171,385)	(16,127,780)
Year Ended December 31, 2021	—	14,309,315	$—	$1,431	$249,055,600	$(275,090,857)	$(36,454,812)	$(62,488,638)
Common stock issued for cash	—	4,939,515	—	494	8,812,470	—	—	8,812,964
Share-based compensation	—	291,480	—	29	2,125,598	—	—	2,125,627
Fair value of warrants attached convertible debt	—	—	—	—	5,888,611	—	—	5,888,611
Net (loss)	—	—	—	—	—	(23,140,750)	(7,742,572)	(30,883,322)
Year Ended December 31, 2022	—	19,540,310	$—	$1,954	$265,882,279	$(298,231,607)	$(44,197,384)	$(76,544,758)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(30,883,322)	$(16,127,780)	$(21,092,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment in unconsolidated entity	(1,150,767)	(883,156)	(870,794)
Depreciation and amortization	88,389	8,821	9,322
Financing fees amortization	146,896	133,993	52,213
Amortization of loan prepayment premium	300,000	—	—
Note payable interest accretion	295,932	45,171	(150,322)
Note receivable interest accretion	(61,009)	—	—
Right of use asset amortization	161,084	145,930	132,764
Share-based compensation	1,811,551	1,250,585	420,648
Gain on debt settlement, net	—	(5,212,902)	—
Deferred revenue	—	(3,818,750)	—
Accrued non-cash interest related to convertible debt	—	—	121,398
(Gain) loss on debt extinguishment	—	(374,835)	777,484
Gain on sale of equipment	—	(342,125)	—
Beneficial conversion feature on convertible debt, interest expense	—	232,175	—
Change in derivatives liabilities fair value	—	—	732,958
Payment of operating lease liability	(163,171)	(142,080)	(123,152)
(Increase) decrease in:
Accounts receivable	(241,707)	(108,610)	261,336
Accrued interest receivable	(12,649)	—	—
Other assets	(170,798)	(181,725)	399,082
Increase in:
Accounts payable	5,974,387	6,292,180	4,563,544
Accrued expenses and other	14,651,375	13,658,052	5,583,783
NET CASH USED IN OPERATING ACTIVITIES	(9,253,809)	(5,425,056)	(9,182,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	342,125	—
Purchase of property and equipment	(1,346,424)	(19,137)	—
Payment for loan disbursement	(1,000,000)	—	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,346,424)	322,988	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	2,200,000	1,375,511	3,620,977
Proceeds from sale of equity of subsidiary	—	713,879	800,000
Payment of debt obligation	(5,546,736)	(355,273)	(286,198)
Repurchase of stock-based awards withheld for payment of withholding tax requirements	(585,936)	(20,503)	(228,116)
Offering cost paid on sale of common stock	(1,810,800)	—	(89,642)
Proceeds from sale of common stock	16,512,375	—	11,315,000
Debt termination fee	—	(500,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,768,903	1,213,614	15,132,021

NET DECREASE IN CASH	(831,330)	(3,888,454)	5,949,816
CASH AT BEGINNING OF YEAR	2,274,751	6,163,205	213,389
CASH AT END OF YEAR	$1,443,421	$2,274,751	$6,163,205

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
SUPPLEMENTARY INFORMATION:
Interest paid	$222,731	$—	$1,275,269
Income taxes paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Director compensation settled with equity	$403,007	$100,000	$278,602
Accrued expenses converted to equity	$497,000	$—	$—
Accounts payable settled with equity	$—	$—	$50,000
Gain on debt forgiveness	$—	$370,400	$—
Capital expenditures financed	$1,400,000	$—	$—
Capital expenditures included in accounts payable	$70,398	$—	$—
Conversion of accounts receivable to note receivable	$503,059	$—	$—

Non-Cash Disclosure:

During the years ended December 31, 2022, 2021 and 2020, we received 5,381,588, $5,603,831 and $6,079,702, respectively, in non-cash financing associated with our litigation financing as described in Note 10 Loans Payable - Litigation Financing. The funder paid this amount directly to vendors used in our North American Free Trade Agreement ("NAFTA") litigation support. During the year ended December 31, 2020, we also recorded a debt discount of $1,063,811 and a corresponding increase to additional paid in capital for the fair value of certain warrants that were issued to the funder. We also incurred $400,000 of funder financed debt fees with that financing.

On March 30, 2021, Epsilon Acquisitions LLC converted indebtedness of $1,448,697 at an exercise price of $3.52 per share into 411,562 shares of our common stock.

On July 12, 2021, certain creditors converted $1,325,582 of our convertible indebtedness held by them into 283,850 shares of our common stock at a conversion price of $4.67 per share.

On October 14, 2021, we entered into a Termination and Settlement Agreement with a lender, whereby we issued $6,500,000 of our common stock, paid $500,000 in cash and agreed to pay $2,500,000, which is included in loans payable short-term. In return, the lender forgave $8,574,366 in principal debt, $5,905,993 in accrued interest and $232,543 in accounts payable, see Note 10 Loans Payable - Monaco for further detail.

During the year ended December 31, 2020, a lender converted $2,205,804 of convertible debt into 329,498 shares of our common stock. The same lender converted $243,480 of accounts payable into 50,725 shares of common stock.

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Organization

Odyssey Marine Exploration, Inc. and subsidiaries (the "Company," "Odyssey," "us," "we" or "our") is engaged in deep-ocean exploration. Our innovative techniques are currently applied to mineral exploration and other marine survey and exploration charter services. Our corporate headquarters are located in Tampa, Florida.

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity and have prepared them in accordance with our customary accounting practices.

Recent Accounting Pronouncements

Accounting standards adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission ("SEC") filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.

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

On October 31, 2018, the SEC adopted a final rule ("New Final Rule") that will replace SEC Industry Guide 7 with new disclosure requirements that are more closely aligned with current industry and global regulatory practices and standards. Companies must comply with the New Final Rule for the company’s first fiscal year beginning on or after January 1, 2021. We adopted this New Final Rule on January 1, 2021.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to the 2021 consolidated financial statements in order to conform to the classifications used in 2022. The reclassifications had no impact to operations or working capital.

Revenue Recognition and Accounts Receivable

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Accounting Standards Codification ("ASC") Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

Exploration License

The Company follows the guidance pursuant to ASU 350, "Intangibles-Goodwill and Other" in accounting for its Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of ASC 360 Property, Plant and Equipment. We did not have any impairments for the years ended December 31, 2022, 2021 or 2020.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. We did not have any impairments in for the years ended December 31, 2022, 2021 or 2020.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We use the if-converted method to compute potential common shares from stock options, restricted stock units, warrants, preferred stock, convertible notes or other convertible securities. When a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are excluded from the diluted EPS calculation.

At December 31, 2022, 2021 and 2020 the weighted average common shares outstanding were 17,310,915, 13,296,687 and 10,538,114, respectively. For the years ended December 31, 2022, 2021 and 2020 in which net losses occurred, all potential common shares were excluded from Diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following table represents potential common shares calculated using the as if-converted method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	December 31, 2022	December 31, 2021	December 31, 2020
Average market price during the period	$4.22	$6.50	$5.06
In the money potential common shares from options excluded	643,841	22,493	22,493
In the money potential common shares from warrants excluded	5,490,893	2,781,314	2,585,179

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS.

Per share exercise price	December 31, 2022	December 31, 2021	December 31, 2020
Out of the money options excluded:
$12.48	136,833	136,833	136,833
$12.84	4,167	4,167	4,167
$26.40	75,158	75,158	75,158

Out-of-the-money warrants excluded:
$4.67	131,816	—	—
$4.75	1,873,622	—	—
$5.76	196,135	—	196,135
$7.16	700,000	700,000	700,000
Total excluded	3,117,731	916,158	1,112,293

The equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares used in the earning per share calculation due to having an anti-dilutive effect are:

	December 31, 2022	December 31, 2021	December 31, 2020
Excluded unvested restricted stock awards	45,618	276,709	249,391

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net loss	$(23,140,750)	$(9,956,395)	$(14,812,156)
Numerator, basic and diluted net loss available to stockholders	$(23,140,750)	$(9,956,395)	$(14,812,156)
Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	17,310,915	13,296,687	10,538,114
Shares used in computation – diluted:
Weighted average common shares outstanding	17,310,915	13,296,687	10,538,114
Net loss per share – basic and diluted	$(1.34)	$(0.75)	$(1.41)

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

Stock-based Compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation (see Note 13 Stockholders' Equity/(Deficit)).

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

At December 31, 2022 and 2021, the Company did not have any financial instruments measured on a recurring basis.

NOTE 3 – CONCENTRATION OF CREDIT RISK

We do not have any outstanding loans that bear variable interest rates thus we do not have any corresponding interest rate risk. At times, the Company's cash balance may exceed federally insured limits. The Company has not and does not expect to incur any losses with respect to these balances.

NOTE 4 – ACCOUNTS RECEIVABLE AND OTHER RELATED PARTY, NET

Our accounts receivable consisted of the following:

	December 31, 2022	December 31, 2021
Related party (see NOTE 6)	$7,515	$268,867
Other	—	—
Accounts receivable, net	$7,515	$268,867

NOTE 5 – SHORT-TERM NOTES RECEIVABLE RELATED PARTY, NET

Our short-term notes receivable consisted of the following:

	December 31, 2022	December 31, 2021
Related party (see NOTE 6)	$1,576,717	$—
Other	—	—
Short-term notes receivable, net	$1,576,717	$—

NOTE 6 – RELATED PARTY TRANSACTIONS

We currently provide services to a deep-sea mineral exploration company, CIC Limited ("CIC"), which was organized and is majority owned and controlled by Greg Stemm, Odyssey’s past Chairman of the Board. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of Mr. Stemm’s consulting agreement in effect at that time. A current Odyssey director, Mark B. Justh, made an investment into CIC's parent company and indirectly owns approximately 11.5% of CIC. Another current Odyssey director, Laura L. Barton, is also a director of CIC. We believe Mr. Justh's indirect ownership in CIC and Ms. Barton's role as director of both entities do not impair their independence under applicable rules. We are providing these services to CIC pursuant to a Master Services Agreement that provides for back-office services in exchange for a recurring monthly fee as well as other deep-sea mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the years ended December 31, 2022, 2021 and 2020, we invoiced CIC a total of $1,334,702, $921,238 and $2,038,332, respectively, which was for technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See Note 4 Accounts Receivable and Other Related Party, Net for related accounts receivable and Note 5 Short-term Notes Receivable Related Party, Net for related short-term notes receivable at December 31, 2022 and 2021 and Note 9 Investment in Unconsolidated Entity for our investment in an unconsolidated entity.

In furtherance of the Master Services Agreement, we are financing the acquisition of certain equipment required for implementation of CIC's Marine Operations Plan, which is the comprehensive workplan for offshore operations, including exploration, survey and sampling of potential mineral deposits. As of December 31, 2022 we have paid $207,330 toward the purchase of this equipment and CIC has reimbursed $136,860 of that amount.

On December 13, 2022, we entered into a Loan Agreement with CIC. Pursuant to the Loan Agreement, CIC issued to Odyssey a convertible promissory note in the amount of $1,350,000 that bears interest at a rate of 18% per annum. On the closing date of the Loan Agreement, Odyssey advanced CIC $1,000,000 (the "Advanced Amount") and recorded an original issue discount ("OID") of $350,000, which will be accreted as interest income in our consolidated statements of operations. Upon an event of default, the unpaid principal amount and, to the extent permitted by law, any accrued and unpaid interest and all other obligations, shall accrue interest at the rate of 18% per annum plus default interest at the rate of 3% per annum until paid in full. Unless otherwise converted or repaid as described below, the entire outstanding principal balance under the Loan agreement and all accrued interest is due and payable on March 31, 2023 (the "Maturity Date"). The Loan Agreement provides that CIC may repay the Advanced Amount plus accrued interest on or prior to the fifth business day after the Maturity Date (the “Maturity Cure Date”) in full satisfaction of the Loan Agreement. Odyssey expects CIC to repay the Advanced Amount on or prior to the Maturity Cure Date in accordance with the terms of the Loan Agreement. Odyssey has the option to convert all or any portion of the Advanced Amount and accrued and unpaid interest thereon, at any time prior to the Maturity Cure Date, into Class B Shares of CIC's common stock at the Conversion Rate of $1.00 per share. In the event of default, Odyssey has the option to convert all or any portion of the Advanced Amount and accrued and unpaid interest thereon into Class A Shares of CIC's common stock at the Conversion Rate of $1.00 per share. For the year ended December 31, 2022, we recorded $61,009 of interest income from the accretion of the OID. The December 31, 2022 carrying value of the note receivable was $1,061,009 and the unamortized OID was approximately $288,991. At December 31, 2022 we recorded $12,649 in accrued interest receivable, which is included in the note receivable balance.

On December 13, 2022, CIC issued a Services Agreement Note to us. Pursuant to the Services Agreement Note, Odyssey agreed to extend the terms of its outstanding accounts receivables balance for past and future services performed under the Master Services Agreement for an amount not to exceed $600,000. The note bears interest at a rate of 1.5% per month and matures on April 30, 2023. Interest is due and payable on the first day of each month for the previous month. The December 31, 2022 carrying value of the note receivable was $503,059. The terms of the Services Agreement Note are not necessarily indicative of the terms that would have been provided had a comparable transaction been entered into with independent parties.

On July 15, 2021, MINOSA assigned $404,633 of its indebtedness with accumulated accrued interest of $159,082 to a director of the Company under the same terms as the original agreement, and that indebtedness continues to be convertible at a conversion price of $4.35. This transaction was reviewed and approved by the independent members of the Company’s board of directors. On March 6, 2023 this note was terminated and Odyssey issued a new note, see Note 10 Loans Payable – MINOSA 2 for detail.

NOTE 7 – OTHER CURRENT ASSETS

Our other current assets consist of the following:

	December 31, 2022	December 31, 2021
Prepaid expenses	$722,025	$732,562
Deposits	225,403	44,068
Total other current assets	$947,428	$776,630

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Prepaid expenses are predominantly insurance related. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2022	December 31, 2021
Computers and peripherals	$458,309	$535,807
Furniture and office equipment	1,002,773	1,009,238
Marine equipment	6,675,944	4,057,870
Right to use asset, net	300,025	461,109
	8,437,051	6,064,024
Less: Accumulated depreciation	(5,390,559)	(5,584,881)
Property and equipment, net	$3,046,492	$479,143

See Lease commitment in Note 16 Commitments and Contingencies – Commitments and Contingencies for further information on right to use asset, net.

NOTE 9 – INVESTMENT IN UNCONSOLIDATED ENTITY

Neptune Minerals, Inc. ("NMI")

Our current investment in NMI consists of 3,092,488 Class B Common non-voting shares and 2,612 Series A Preferred non-voting shares. The preferred shares are convertible into an aggregate of 261,200 shares of Class B non-voting common stock. Our holdings now constitute an approximate 14% ownership in NMI. At December 31, 2022, our estimated share of unrecognized NMI equity-method losses is approximately $21.3 million. We have not recognized the accumulated $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. We believe it is appropriate to allocate this loss carryforward of $21.3 million to any incremental NMI investment that may be recognized on our balance sheet in excess of zero since the losses occurred when they were an equity-method investment. The aforementioned loss carryforward is based on NMI’s last unaudited financial statements as of December 31, 2016. We do not believe losses NMI may have incurred subsequent to the December 31, 2016 audit to be material. We do not have any financial obligations to NMI, and we are not committed to provide financial support to NMI.

Although we are a shareholder of NMI, we have no representation on the board of directors or in management of NMI and do not hold any Class A voting shares. We are not involved in the management of NMI nor do we participate in their policy-making. Accordingly, we are not the primary beneficiary of NMI. As of December 31, 2022, the net carrying value of our investment in NMI was zero in our consolidated financial statements.

Chatham Rock Phosphate, Limited.

During 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. ("CRP") valued at $1,680,000. As payment for these services, CRP issued 9,320,348 ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now named Chatham Rock Phosphate Limited ("CRPL"). In exchange for our 9,320,348 shares of CRP, we received 141,884 shares of CPRL, which represents equity ownership of, at most, approximately 1% of the surviving entity. Since CRP was a thinly traded stock and pursuant to guidance per ASC 320: Debt and Equity Securities regarding readily determinable fair value, we believe it was appropriate to not recognize this amount as an asset nor as revenue during that period. We continue to carry the value of our investment in CPRL at zero in our consolidated financial statements.

CIC Limited

In 2018, we began providing services to CIC (see Note 6 Related Party Transactions). This company is pursuing deep water exploration permits in foreign waters. Due to the initial structure of the company, we determined this venture to be a variable interest entity ("VIE") consistent with ASU 2015-2. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. Additionally, we also will record the investment under the cost method as we have determined we do not exercise significant influence over the entity. We will assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. At December 31, 2022 and 2021, the accumulated investment in the entity was $4,404,717 and $3,253,950, respectively, which is classified as an investment in unconsolidated entity in our consolidated balance sheets. We reviewed the following items to assist in determining CIC’s composition:

•
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
•
We would consolidate the results of any such entity in which we determined we had a controlling financial interest. We would have a "controlling financial interest" in such an entity if we had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, we reassess whether we have a controlling financial interest in our investments we have in these legal entities.
•
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

NOTE 10 – LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note Payable		Interest Expense
	December 31,	December 31,	Year Ended December 31,
	2022	2021	2022	2021	2020
MINOSA 1	$14,750,001	$14,750,001	$1,122,681	$1,179,998	$1,183,230
MINOSA 2	5,050,000	5,050,000	562,336	504,998	506,381
Litigation financing	24,347,513	18,323,097	11,784,672	7,354,940	3,668,242
EIDL	149,900	149,900	4,014	10,102	—
Vendor note payable	484,009	484,009	58,080	58,083	58,240
Monaco	—	2,500,000	222,000	—	—
Seller note payable	1,400,000	—	20,712	—	—
D&O Insurance note payable	562,280	621,770	11,971	7,545	5,608
37North	—	—	300,000	—	—
	$46,743,703	$41,878,777

MINOSA 1

On March 11, 2015, in connection with a Stock Purchase Agreement ("SPA"), Minera del Norte, S.A. de C.V. ("MINOSA") agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bears interest at 8.0% percent per annum. The Promissory Note was amended on April 10, 2015 and on October 1, 2015 so that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it shall not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT makes a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to phosphate deposit project, which determination is other than an approval or (y) Odyssey Marine Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement, dated March 11, 2015 (the "Purchase Agreement"), among Odyssey, MINOSA, and Penelope Mining, LLC (the "Investor"); (iii) the occurrence of an event of default under the Promissory Note; (iv) December 31, 2015; or (v) if and only if the Investor shall have terminated the Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. This indebtedness is classified as short-term debt. In connection with the loans, we granted MINOSA an option to purchase our 54% interest in Oceanica for $40.0 million (the "Oceanica Call Option"). On March 11, 2016, the Oceanica Call has expired. Completion of the transaction requires amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was implemented on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also implemented on February 19, 2016, and (c) establishing a classified board of directors (collectively, the "Amendments"). The Amendments have been or will be set forth in certificates of amendment to the Company’s articles of incorporation filed or to be filed with the Nevada Secretary of State. As collateral for the loan, we granted MINOSA a security interest in the Company’s 54% interest in Oceanica. The maturity date of this indebtedness has been amended and matured on March 18, 2017. Per Note 10 Loans Payable - MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. See Note 10 Loans Payable - MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company.

MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the "Minosa Purchase Agreement") with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Enterprises up to $3.0 million. During 2017, we borrowed $2.7 million against this facility, and Epsilon Acquisitions LLC ("Epsilon") assigned $2.0 million of its previously held debt to MINOSA. The indebtedness is evidenced by a secured convertible promissory note (the "Minosa Note") and bears interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that MINOSA intends to demand payment. MINOSA has not provided any notice they intend to issue a payment demand notice. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA has the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.35 per share. During December 2017, MINOSA transferred this indebtedness to its parent company. On July 15, 2021, $404,633 of this indebtedness with accumulated interest of $159,082 was transferred to a director of the Company under the same terms as the original agreement, and that indebtedness continues to be convertible at a conversion price of $4.35 per share. This transaction was reviewed and approved by the independent members of the Company’s board of directors.

Upon the closing of the Minosa Purchase Agreement, along with MINOSA, and Penelope Mining LLC, an affiliate of Minosa ("Penelope"), executed and delivered a Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement (the "Second AR Waiver"). Pursuant to the Second AR Waiver, Minosa and Penelope consented to the transactions contemplated by the Minosa Purchase Agreement and waived any breach of any representation or warranty and violation of any covenant in the Stock Purchase Agreement, dated as of March 11, 2015, as amended April 10, 2015 (the "SPA"), by and among us, Minosa, and Penelope, arising out of the Company’s execution and delivery of the Minosa Purchase Agreement and the consummation of the transactions contemplated thereby. Pursuant to the Second AR Waiver, we also waived, and agreed not to exercise our right to terminate the SPA pursuant to Section 8.1(c)(ii) thereto, both (a) until after the earlier of (i) July 1, 2018, (ii) the date that MINOSA fails, refuses, or declines to fund (or otherwise does not fund) any subsequent loan under the Minosa Purchase Agreement and (iii) demand is made for repayment of all or any part of the indebtedness outstanding under the Minosa Note, the Second AR Epsilon Note, or the Promissory Note, dated as of March 11, 2015, as amended (the "SPA Note"), in the principal amount of $14.75 million that was issued by us to MINOSA under the SPA, and (b) unless on or prior to such termination, the Notes are paid in full.

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

Pursuant to second amended and restated pledge agreements (the "Second AR Pledge Agreements") entered into by us in favor of MINOSA, we pledged and granted security interests to MINOSA in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica held by us, (b) all notes and other receivables from Oceanica and its subsidiary owed to us, and (c) all of the outstanding equity in our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd.

In connection with the execution and delivery of the Minosa Purchase Agreement, Odyssey and MINOSA entered into a second amended and restated registration rights agreement (the "Second AR Registration Rights Agreement") pursuant to which Odyssey agreed to register the offer and sale of the shares (the "Conversion Shares") of our common stock issuable upon the conversion of the indebtedness evidenced by the Minosa Note. Subject to specified limitations set forth in the Second AR Registration Rights Agreement, including that we are eligible to use Form S-3, the holder of the Minosa Note can require us to register the offer and sale of the Conversion Shares if the aggregate offering price thereof (before any underwriting discounts and commissions) is not less than $3.0 million. In addition, we agreed to file a registration statement relating to the offer and sale of the Conversion Shares on a continuous basis promptly (but in no event later than 60 days after) after the conversion of the Minosa Note into the Conversion Shares and to thereafter use its reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission.

Settlement, Release and Termination Agreement of the MINOSA 1 and MINOSA 2

On March 3, 2023, Odyssey, Altos Hornos de México, S.A.B. de C.V. (“AHMSA”), MINOSA and Phosphate One LLC (f/k/a Penelope Mining LLC, “Phosphate One” and together with AHMSA and MINOSA, the “AHMSA Parties”) entered into Settlement, Release and Termination Agreement (the “Termination Agreement”).

Pursuant to the Termination Agreement:

•
Odyssey paid AHMSA $9.0 million (the “Termination Payment”) in cash on March 6, 2023;
•
the parties agreed that, concurrently with the payment of the Termination Payment, a portion of the MINOSA Notes would be deemed automatically converted into 304,879 shares of Odyssey’s common stock;
•
the MINOSA Notes, the Purchase Agreement, and the Pledge Agreements were terminated;
•
each of the AHMSA Parties, on the one hand, and Odyssey, on the other, agreed to release the other parties and their respective affiliates, equity holders, beneficiaries, successors and assigns (the “Released Parties”) from any and all claims, demands, damages, actions, causes of action or liabilities of any kind or nature whatsoever under the SPA, the MINOSA Notes, the Minosa Purchase Agreement, or the Pledge Agreements (the “Released Matters”); and
•
each of the AHMSA Parties, on the one hand, and Odyssey, on the other, agreed not to make any claims against any of the Released Parties related to the Released Matters.

The transactions contemplated by the Termination Agreement were completed on March 6, 2023.

On March 6, 2023, Odyssey entered into a Release and Termination Agreement with a director of the Company, James S. Pignatelli, to terminate and release a portion of the MINOSA 2 Note assigned to Mr. Pignatelli in 2021, the related Note Purchase Agreement (“NPA”) and the Pledge Agreement.

On March 6, 2023, Odyssey issued a new Unsecured Convertible Promissory Note in the principal amount of $500,000 to Mr. Pignatelli that bears interest at the rate of 10.0% per annum convertible into common stock of Odyssey at a conversion price of $3.78 per share. Pursuant to the Release and Termination Agreement with Mr. Pignatelli noted above, he agreed, in exchange for the issuance of this Unsecured Convertible Promissory Note by Odyssey, to release the assigned portion of the MINOSA 2 note issued by Odyssey Marine Exploration, Inc., a wholly owned subsidiary of the Company, to Mr. Pignatelli in the principal amount of $404,634 and convertible at a conversion price of $4.35 per share, pursuant to which the outstanding aggregate obligation with accrued interest was $630,231.

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary ("ExO" and, together with Odyssey, the "Claimholder"), and Poplar Falls LLC (the "Funder") entered into an International Claims Enforcement Agreement (the "Agreement"), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement ("NAFTA") for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the "Project"), on our own behalf and on behalf of ExO and United Mexican States (the "Subject Claim"). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the "Claims Payments") incrementally and at the Funder’s sole discretion.

Under the terms of the Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $6,500,000 (the "Maximum Investment Amount"). The Maximum Investment Amount will be made available to the Claimholder in two phases, as set forth below:

(c)
a first phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $1,500,000 for the payment of antecedent and ongoing costs ("Phase I Investment Amount"); and
(d)
a second phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $5,000,000 for the purposes of pursuing the Subject Claim to a final award ("Phase II Investment Amount").

Upon exhaustion of the Phase I Investment Amount, the Claimholder will have the option to request Tranche A of the Phase II Investment Amount, consisting of funding up to $3.5 million ("Tranche A Committed Amount"). Upon exhaustion of the Tranche A Committed Amount, the Claimholder will have the option to request Tranche B of the Phase II Investment Amount, consisting of funding of up to $1.5 million ("Tranche B Committed Amount"). The Claimholder must exercise its option to receive the Tranche A Committed Amount in writing, no less than thirty days before submitting a Funding Request to the Funder under Tranche A. The Claimholder must exercise its option to receive the Tranche B Committed Amount in writing within forty-five days after the exhaustion of the Tranche A Committed Amount. Pursuant to the Agreement, the Claimholder agreed that, upon exercising the Claimholder’s option to receive funds under Phase I, Tranche A of Phase II, or Tranche B of Phase II, the Funder will be the sole source of third-party funding for the specified fees and expenses of the Subject Claim under each respective phase and tranche covered by the option exercised, and the Claimholder will obtain funding for such fees and expenses, only as set forth in the Agreement. The Funder was due closing fee of $80,000 for the

Phase I Investment Amount, and $80,000 for the Phase II Investment Amount to pay third parties in connection with due diligence and other administrative and transaction costs incurred by the Funder prior to and in furtherance of execution of the Agreement.

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

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return ("IRR") of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the "Conversion Amount"). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an ("IRR") of 100.0%, retroactive to the conversion date (the "Penalty Interest Amount"). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under Generally Accepted Accounting Principles. Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.

If, at any time after exercising its option to receive funds under either Tranche A or Tranche B of Phase II, the Claimholder wishes to fund the Subject Claim with its own capital ("Self-Funding") (which excludes any Claims Payments made, either directly or indirectly, by any other third party), the Claimholder shall immediately pay to the Funder the Conversion Amount, provided that this requirement shall not apply if, after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount, the Funder does not exercise its option to provide Follow-On Funding.

In the event of any receipt of proceeds resulting from the Subject Claim ("Proceeds"), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder’s rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding. The parties acknowledge this Agreement constitutes a sale of the right to a portion of the Proceeds (if any) arising from the Subject Claim as set forth in this Agreement. The Claimholder has relinquished its right to the portion of the proceeds, if any, that the Funder would have the right to as described below. This sale of proceeds is being accounted for under the guidance of ASC 470-10-25 Recognition (Sales of Future Revenues)

On each Distribution Date, distributions of the Proceeds shall be made to the Claimholder and the Funder in accordance with subparagraph (a) or (b) below (the "Recovery Percentage"), as applicable:

(a)
If the Claimholder receives only the Phase I Investment Amount from the Funder, the first Proceeds shall be distributed as follows:
(i)
first, 100.0% to the Funder, until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder under Phase I;
(ii)
second, 100.0% to the Funder until the cumulative amount distributed to the Funder equals an IRR of 20% of Claims Payments paid by the Funder under Phase I ("Phase I Compensation"), per annum; and
(iii)
thereafter, 100.0% to the Claimholder.
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

Amendment and Restatement (January 31, 2020)

•
On January 31, 2020, the Claimholder and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the "Restated Agreement"). The material terms and provisions that were amended or otherwise modified are as follows:
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

Second Amendment and Restatement (December 12, 2020)

On December 12, 2020, the Claimholder and the Funder entered into a Second Amended and Restated International Claims Enforcement Agreement (the "Second Restated Agreement") relating to the Subject Claim. Under the terms of the Second Restated Agreement, the Funder has made and agreed to make Claims Payments in an aggregate amount not to exceed $20,000,000 (the "Maximum Investment Amount"). The Second Restated Agreement required the Funder to make Claims Payments in an aggregate amount no greater than $10,000,000 for the purposes of pursuing the Subject Claim to a final award ("Phase III Investment Amount"). We also incurred $200,000 in related fees which were treated as an additional advance. This Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.

Third Amendment and Restatement (June 14, 2021)

On June 14, 2021, the Claimholder and the Funder entered into a Third Amended and Restated International Claims Enforcement Agreement (the "Third Restated Agreement") relating to the Subject Claim. Under the terms of the Third Restated Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $25,000,000, an increase of $5.0 million (the "Incremental Amount"). The Third Restated Agreement requires the Claimholder to request $2.5 million of the Incremental Amount (the "First $2.5 Million"). Within 15 days after exhaustion of the First $2.5 Million, the Claimholder may either (a) request the remaining $2.5 million (the "Second $2.5 Million") of the Incremental Amount or (b) notify the Funder that the Claimholder has decided to self-fund the Second $2.5 Million. We also incurred $80,000 in related fees which were treated as an additional advance. This Third Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.

Waiver and Consent (March 6, 2023)

On March 6, 2023, the Claimholder and the Funder under the agreement entered into a Waiver and Consent Agreement, pursuant to which, among other things, the Funder consented (i) to consent to allow the Claimholder to fund certain costs and expenses arising from the Subject Claim from the Claimholder’s own capital in an aggregate amount not to exceed $5,000,000, and (ii) Odyssey paid a $1,000,000 nonrefundable waiver fee to the Funder.

For the years ended December 31, 2022, 2021 and 2020, we recorded $295,932, $241,034 and $172,849, respectively, of interest expense from the amortization of the debt discount and $146,896, $133,993 and $52,214 interest from the fee amortization, respectively. The December 31, 2022 and 2021 carrying value of the debt is $24,347,513 and $18,323,097, respectively, and is net of unamortized debt fees of $$146,897 and $293,793, respectively, as well as the net unamortized debt discount of $353,996 and $649,928, respectively, associated with the fair value of the warrant. The total face value of this obligation at December 31, 2022 and 2021 was $24,848,406 and $19,266,818, respectively.

Emergency Injury Disaster Loan

On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the "EIDL Loan") from the United States Small Business Administration (the "SBA"). The principal amount of the EIDL Loan is $149,900, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest of $731, are due monthly beginning 12 months from the date of the EIDL Loan. In 2021, the SBA extended this 12 month period, setting the first payment due date in December 2022. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 16, 2020, the Loan Authorization and Agreement, dated May 16, 2020, and the Security Agreement, dated May 16, 2020, each between the SBA and the Company.

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

Monaco

On October 4, 2021, we and Monaco Financial, LLC and certain associated entities (collectively with Monaco, the "Monaco Parties") entered into a Termination and Settlement Agreement (the "Termination Agreement"). We were parties to various loan arrangements and other commercial contractual relationships, and the purposes of the Termination Agreement were to terminate the loan agreements and contractual relationships and to settle the outstanding obligations thereunder between us and the Monaco Parties.

Pursuant to the Termination Agreement, the loan agreements and contractual relationships were terminated, and we agreed to (a) issue 984,848 shares of our common stock (the "Settlement Shares") to Monaco and (b) pay Monaco an aggregate amount of $3.0 million (the "Settlement Cash") no later than December 1, 2021. The Settlement Shares were issued at a price equal to $6.60 per share, totaling $6.5 million, which was negotiated by the parties with reference to the recent market prices of our common stock and the other terms of the Termination Agreement. We delivered $500,000 of the Settlement Cash to Monaco upon execution and delivery of the Termination Agreement. At Monaco’s option, Monaco has the right, but not the obligation, to receive the remaining $2.5 million in shares of our common stock rather than in cash. This amount was to be settled December 1, 2021 but remained outstanding at December 1, 2021. This indebtedness does not carry an interest rate. Under the terms of the Termination Agreement, (a) the Monaco Parties agreed that approximately $14.5 million of indebtedness, which included accrued interest, owed by us to the Monaco Parties was satisfied in full and (b) certain of the Monaco Parties assigned to us all of their right, title, and interest in a portion of the proceeds from a specified shipwreck project. As a result of the termination of the loan agreements and contractual relationships, (x) our right to receive a percentage of the proceeds derived by the Monaco Parties from certain shipwreck projects was terminated, and (y) Monaco’s option to convert certain indebtedness held by it into shares of Oceanica Resources, S. de R.L. held indirectly by us was terminated. The Termination Agreement also set forth mutual releases and other customary representations, warranties, and covenants of the parties. The Company determined that the embedded conversion feature was clearly and closely related to the host contract and met the scope exception under FASB ASC 815-40. Thus, it did not require derivative liability classification under ASC 815. The Company then evaluated the conversion feature under FASB ASC 470-20,"Debt with conversion and other options" for consideration of any beneficial conversion features ("BCF"). Based on the market price of the common stock on the date of the agreement as compared to the conversion price, they determined there was a BCF of 232,175 which was recorded in additional paid-in capital. A BCF results in a debt discount which should be amortized over the stated maturity of the convertible instrument, or the earliest potential conversion date. Since the contract was convertible upon issuance, the discount was immediately accreted and charged to interest expense.

As a result of the Termination Agreement, we recognized a gain on debt settlement of approximately $5.2 million, which represented the difference between the loan principal, accrued interest and accounts payable forgiven of approximately $14.7 million and total consideration given of approximately $9.5 million.

The shares of common stock issuable under the Termination Agreement were offered and sold pursuant to a base prospectus and a prospectus supplement, both filed pursuant to Odyssey’s shelf registration statement on Form S-3(File No. 0333-227666).

On June 14, 2022, the Company paid $2,500,000 of the outstanding amounts payable under the Termination Agreement with Monaco.

Seller Note Payable

On December 2, 2022, we executed an Amended and Restated Purchase and Sale Agreement ("Purchase and Sale Agreement") with the seller of certain marine equipment ("Seller"). Pursuant to the Purchase and Sale Agreement, Seller agreed to sell us the marine equipment, related tooling items and spares for $2.5 million. On or before the closing date, Odyssey paid the Seller $1.1 million for the acquisition of the assets. Pursuant to the Purchase and Sale Agreement, we paid the Seller the $1.4 million balance of the purchase price as a fully amortizing loan, bearing interest at a rate of 20% per annum, maturing on June 5, 2024 (the "Seller Note").

D&O Insurance Note Payable

On November 1, 2022, we executed the Premium Finance Agreement with AFCO Credit Corporation ("AFCO"). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 4.95% per annum, maturing on October 31, 2023. On December 1, 2021, we executed the Premium Finance Agreement with AFCO Credit Corporation ("AFCO"). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 2% per annum, that matured on November 30, 2022.

37North

On March 7, 2022, we entered into a Note Purchase Agreement (“Note Agreement”) with 37North SPV 11, LLC (“37N”) in which 37N agreed to loan us up to $2,000,000. These loan proceeds were received in full on March 25, 2022. Pursuant to the Note Agreement, the indebtedness was non-interest bearing and matured on June 25, 2022. Anytime from 30 days after the maturity date, 37N had the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 125% of the amount of the indebtedness, by (B) the lower of $5.94 and 70% of the 10-day VWAP. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness was not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the Note Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or iii) exceed the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.

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

Galileo

On February 28, 2023, Odyssey issued a $300,000 11.0% Promissory Note to Galileo NCC Inc ("Galileo"). The Promissory Note was payable on April 1, 2023. On March 6, 2023, Odyssey repaid this note payable in full with proceeds from the issuance of the Note (as defined below).

DP SPV I LLC

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “Note”) in the principal amount of up to $14.0 million and (b) a warrant (the “Warrant” and, together with the Note, the “Securities”) to purchase shares of Odyssey’s common stock.

The principal amount outstanding under the Note bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the Note, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the Note (“PIK Interest”), and (b) the first quarterly interest payment due under the Note will be satisfied with PIK Interest. The Note provides Odyssey with the right, but not the obligation, upon notice to the holder of the Note to redeem (x) at any time before the first anniversary of the issuance of the Note, all or any portion of the indebtedness outstanding under the Note (together with all accrued and unpaid interest, including PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the Note, all or any portion of the indebtedness outstanding under the Note (together with all accrued and unpaid interest, including PIK Interest). Unless the Note is sooner redeemed at Odyssey’s option, all indebtedness under the Note is due and payable on September 6, 2024. Under the terms of the Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined below), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under Note are secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).

Under the terms of the Warrant, the holder has the right for a period of three years after issuance to purchase up to 3,703,704 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the NASDAQ Capital Market immediately preceding the signing of the Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the Warrant, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the NASDAQ Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provides for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

In connection with the execution and delivery of the Purchase Agreement, Odyssey entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which Odyssey agreed to register the offer and sale of the shares (the “Exercise Shares”) of Odyssey common stock issuable upon exercise of the Warrant. Pursuant to the Registration Rights Agreement, Odyssey agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the Exercise Shares and to use its reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter, subject to stated deadlines.

Accrued interest

Total accrued interest associated with our financings was $35,131,587 and $21,875,753 as of December 31, 2022 and 2021, respectively.

Long-Term Obligation Maturities:

We have three obligations that span greater than twelve months. For our lease obligations, see Lease commitment in Note 16 Commitments and Contingencies for further information on our operating lease obligations. See Note 10 Loans Payable – Litigation Financing, Emergency Injury Disaster Loan and Seller Note Payable for further detail regarding the repayment and maturity on the December 31, 2022 debt balances totaling $25,011,049.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Compensation and incentives	$354,187	$1,655,761
Professional services	470,546	1,475,522
Deposit	657,331	450,000
Interest	35,131,587	21,875,753
Accrued exploration license fees	3,867,553	1,765,301
Total accrued expenses	$40,481,204	$27,222,337

Deposits is primarily comprised of an earnest money deposit of $450,000 from CIC. The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been consummated.

NOTE 12 – DEFERRED INCOME AND REVENUE PARTICIPATION RIGHTS

“Seattle” project

In a private placement that closed in September 2000, we sold “units” consisting of “Republic” Revenue Participation Certificates and Common Stock. Each $50,000 “unit” entitled the holder to 1% of the gross revenue generated by the “Seattle” project (formerly referred to as the “Republic” project), and 100,000 shares of Common Stock. The “Seattle” was permanently abandoned in June 2021. During the year ended December 31, 2021, the carrying amount of the previously recorded deferred revenue participation right of $62,500 was written off to Other income (expense) in our consolidated statements of operations.

Galt Resources, LLC

In February 2011, we entered into a project syndication deal with Galt Resources LLC (“Galt”) for which they invested funds representing rights to future revenues for the HMS Victory project. This project syndication agreement was mutually terminated in June 2021. Therefore, the carrying amount of the previously recorded deferred revenue participation right of $3,756,250 was written off to Other income (expense) in our consolidated statements of operations.

NOTE 13 – STOCKHOLDERS' EQUITY/(DEFICIT)

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

Included in the Restated Agreement as described in Note 10 Loans Payable – Litigation Financing, during 2019, we issued a warrant allowing the lender to purchase up to 551,378 shares of our common stock at $3.99. The warrant is contingently exercisable and will become exercisable on the date on which we cease the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claims or the date on which Proceeds are deposited into the Escrow Account. The warrant has a five-year life that commences on the date it becomes exercisable.

On July 12, 2018, in conjunction with a previous Note and Warrant Purchase Agreement we issued warrants to purchase an aggregate of 65,625 shares of common stock in connection with the notes that were issued. These warrants had an expiration date of July 21, 2021, an exercise price of $12.00, and were exercisable to purchase 65,625 shares of our common stock. On July 8, 2019 we entered into a Second Amendment to Note and Warrant Purchase Agreement and Warrant Modification Agreement. As a result, the lenders now hold warrants to purchase an aggregate of 196,135 shares of our common stock at an exercise price of $5.756 per share. These warrants are exercisable at any time until July 12, 2024. On August 14, 2020, this loan was modified and extended to July 12, 2021. In conjunction with the extension, the lenders received warrants to purchase an aggregate of 131,996 shares of our common stock at $4.67 per share. These warrants expire on August 14, 2023.

Convertible Preferred Stock

On March 11, 2015, we entered into a Stock Purchase Agreement (the "Purchase Agreement") with Penelope Mining LLC (the "Investor"), and, solely with respect to certain provisions of the Purchase Agreement, Minera del Norte, S.A. de C.V. (the "Lender"). The Purchase Agreement provides for the Company to issue and sell to the Investor shares of the Company’s preferred stock in the amounts set forth in the following table (numbers have been adjusted for the February 2016 reverse stock split):

Convertible Preferred Stock	Shares	Price Per Share	Total Investment
SeriesAA-1	8,427,004	$12.00	$101,124,048
SeriesAA-2	7,223,145	$6.00	43,338,870
	15,650,149		$144,462,918

The Investor’s option to purchase the Series AA-2 shares is subject to the closing price of the Common Stock on the NASDAQ market having been greater than or equal to $15.12 per share for a period of twenty (20) consecutive business days on which the NASDAQ market is open.

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor is subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders, the receipt of regulatory approval, performance by the Company of its obligations under the Stock Purchase Agreement, the listing of the underlying common stock on the NASDAQ Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. This transaction received stockholders’ approval on June 9, 2015. The Purchase Agreement was terminated pursuant to an agreement dated March 3, 2023 (see further details at Note 10 Loans Payable – Minosa 1 and 2).

Stock-Based Compensation

We have three stock incentive plans. The first is the 2005 Stock Incentive Plan that expired in August 2015. After the expiration of this plan, equity instruments cannot be granted but this plan will continue in effect until all outstanding awards have been exercised in full or are no longer exercisable and all equity instruments have vested or been forfeited.

On June 9, 2015, our stockholders approved our 2015 Stock Incentive Plan (the "Plan") that was adopted by our Board of Directors (the "Board") on January 2, 2015, which is the effective date. The Plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 450,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code, which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 83,333, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2,000,000. The original maximum number of shares that were to be used for Incentive Stock Options ("ISO") under the Plan was 450,000. During our June 2016 stockholders' meeting, the stockholders approved the addition of 200,000 incremental shares to the Plan. With respect to each grant of an ISO to a participant who is not a ten percent stockholder, the exercise price shall not be less than the fair market value of a share on the date the ISO is granted. With respect to each grant of an ISO to a participant who is a ten percent stockholder, the exercise price shall not be less than one hundred ten percent (110%) of the fair market value of a share on the date the ISO is granted. If an award is a non-qualified stock option ("NQSO"), the exercise price for each share shall be no less than (1) the minimum price required by applicable state law, or (2) the fair market value of a share on the date the NQSO is granted, whichever price is greatest. Any award intended to meet the performance-based exception must be granted with an exercise price not less than the fair market value of a share determined as of the date of such grant.

On March 26, 2019, our Board of Directors adopted and approved the 2019 Stock Incentive Plan (the "2019 Plan"), which was approved by our stockholders on June 3, 2019. The 2019 Plan expires on June 3, 2029. The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The 2019 Plan is capitalized with 1.6 million shares that may be granted. During our June 2022 stockholders' meeting, the stockholders approved the addition of 2,400,000 incremental shares to the 2019 Plan. As of December 31, 2022 966,222 options were available to be issued under the 2019 Plan. The 2019 Plan includes the following features: no "evergreen" share reserve, prohibition on liberal share recycling, no repricing permitted without stockholder approval, no stock option reload features, no transfers of awards for value and dividends and dividends equivalent shall accrue and be paid only if and to the extent the common stock underlying the award become vested or payable.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income for the years ended December 31, 2022, 2021 and 2020 was $1,811,551, $1,250,585 and $420,648, respectively.

We granted 604,243 stock options to employees on December 9, 2022. We did not grant stock options to employees or outside directors in 2021 or 2020. The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The options were valued with the following assumptions used for grants issued in the table below. Expected volatilities are based on historical volatility of the Company’s stock as well as other companies operating similar businesses. The expected term (in years) is determined using historical data to estimate option exercise patterns. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option.

2022
Risk free interest rate	3.75%
Expected life	5 years
Expected volatility	83.56%
Expected dividend yield	—
Grant-date fair value	2.45

Additionally, on December 8, 2022, we granted 17,105 stock options to a third-party consultant for services rendered. We did not grant stock options to any third parties in 2021 or 2020. The fair value of each option grant to the third-party consultant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued in the table below.

2022
Risk free interest rate	3.71%
Expected life	5 years
Expected volatility	83.53%
Expected dividend yield	—
Grant-date fair value	2.34

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

Additional information with respect to both plans stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life
Outstanding at December 31, 2019	238,651	$15.95
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Outstanding at December 31, 2020	238,651	$15.95
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Outstanding at December 31, 2021	238,651	$15.95
Granted	621,348	$3.60
Exercised	—	$—
Cancelled	—	$—
Outstanding at December 31, 2022	859,999	$7.02	4.08
Options exercisable at December 31, 2020	238,651	$15.95	3.82
Options exercisable at December 31, 2021	238,651	$15.95	4.82
Options exercisable at December 31, 2022	602,591	$8.49	3.71

The aggregate intrinsic values of options exercisable for the years ended December 31, 2022, 2021 and 2020 were $127,605, $55,392 and $98,129, respectively. The aggregate intrinsic values of options outstanding for the years ended December 31, 2022, 2021 and 2020 were $202,587, $55,392 and $98,129, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2022, 2021 and 2020 are $0, $0 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $1,412,087, $0 and $0, respectively.

As of December 31, 2022, there was $628,767 of unrecognized compensation cost related to unvested share-based compensation awards granted to employees related to granted stock options, which have an expected remaining life of 2.06 years.

The following table summarizes information about stock options outstanding at December 31, 2022:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$26.40 - $26.40	75,158	1.00	$26.40
$12.48 - $12.84	141,000	2.00	$12.49
$2.02 - $3.60	643,841	4.90	$3.57
	859,999	4.08	$7.02

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2022 and changes during the year ended December 31, 2022 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	276,709	$6.54
Granted	88,328	$3.27
Vested	(274,312)	$5.17
Cancelled	(45,107)	$10.59
Unvested at December 31, 2022	45,618	$4.46

The fair value of restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $2,310,598, $1,213,525 and $653,653, respectively. The fair value of unvested restricted stock units remaining at the years ended December 31, 2022, 2021 and 2020 is $176,998, $1,438,887 and $1,770,676, respectively. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 were $3.27, $7.05 and $4.00, respectively. The weighted-average remaining contractual term of these restricted stock units at the years ended December 31, 2022, 2021 and 2020 are 2.3, 1.1 and 2.0 years, respectively. As of December 31, 2022, there was a total of $203,481 unrecognized compensation cost related to unvested restricted stock awards.

The following table summarizes our common stock warrants outstanding at December 31, 2022:

Common Stock Warrants	Exercise Price	Termination Date
196,135	$5.76	07/08/2024
700,000	$7.16	11/02/2023
551,378	$3.99	**
131,816	$4.67	08/14/2023
1,873,622	$4.75	02/25/2024
4,939,515	$3.35	12/10/2027
8,392,466

** A five-year term commences upon the earliest occurrence of either Trigger Date A or Trigger Date B. Trigger Date A is the date on which the Claimholder ceases the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claim, see Note 10 Loans Payable – Litigation Financing.

Cuota Appreciation Rights

On August 4, 2017, the Company’s board of directors (the "Board") adopted the Odyssey Marine Exploration, Inc. Key Employee Cuota Appreciation Rights (the "Key Employee Plan") and the Odyssey Marine Exploration, Inc. Nonemployee Director Cuota Appreciation Rights (the "Director Plan" and, together with the Key Employee Plan, the "Cuota Plans"). The Cuota Plans provide for the award of cuota appreciation rights ("CARs") to eligible participants. A "cuota" is a unit of equity interest under Panamanian law, and the value of the CARs will be determined based upon the appreciation, if any, in the value of the cuotas of Oceanica Resources, S. de R.L., a Panamanian sociedad de responsabilidad limitada ("Oceanica"), after the award of such CARs. The Company indirectly holds a majority stake in Oceanica.

The Board authorized the award of up to 750,000 CARs under the Key Employee Plan and the award of up to 600,000 CARs under the Director Plan. The terms of any CARs awarded under the Cuota Plans will be set forth in an award agreement between the Company and each participant, and the award agreement will set forth a vesting schedule for the CARs. In general, unvested CARs will be forfeited upon a participant’s separation of service from the Company, and all vested and unvested CARs will be forfeited upon a participant’s separation of service from the Company for "cause" (as defined in the Cuota Plans).

Each participant in the Cuota Plans will be entitled to be paid the value of such participant’s CARs upon the occurrence of a "payment event." As used in the Cuota Plans, payment events consist of a change in control of the Company or the date specified in the applicable award agreement and, in the case of the Key Employee Plan, a separation of service without cause and the participant’s continuous employment with the Company until the date specified in the applicable award agreement. The value of CARs liability will be based upon the difference between the basis in the cuotas of Oceanica on the date of the award of the CARs, which is $3.00, and the fair value of the cuotas on the date used for the payment event, in each case as determined by the Board in accordance with the provisions of the Cuota Plans. The fair value of the cuota as of August 31, 2019 was $1.00. There is no active market for Oceanica’s securities, and there was no activity that would have materially changed the valuation at December 31, 2022.

During the year ended December 31, 2022 the 385,580 CARs in the Key Employee Plan expired. At December 31, 2022, there were no vested CARs outstanding and there were no exercisable CARs outstanding related to the Key Employee Plan. At December 31, 2022, there was no liability or associated compensation cost associated with these CARs. The CARs in the Nonemployee Director Plan are utilized as compensation for services, therefore these CARs vest upon grant. During the year ended December 31, 2022 the 292,663 CARs in the Nonemployee Director Plan had expired and, as such, the associated $315,235 liability was written-off and is included as a gain on Cuota Appreciation Rights extinguishment in our consolidated statements of operations. At December 31, 2022 there were no vested and outstanding and there were no exercisable CARs outstanding related to the Nonemployee Director Plan. At December 31, 2022, there was no liability with these CARs.

NOTE 14 – INCOME TAXES

As of December 31, 2022, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $230.0 million and net operating loss carryforwards for foreign income tax purposes of approximately $83.5 million. The federal NOL carryforwards from 2005 and forward will expire in various years beginning 2025 and ending through the year 2035. From 2025 through 2027, approximately $47.0 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2021 of approximately $55.0 million will be carried forward indefinitely.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Current
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—
Deferred
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss and tax credit carryforwards	$83,383,006	$72,201,754
Capital loss carryforward	—	5,514
Accrued expenses	—	363,149
Start-up costs	6,033	5,664
Excess of book over tax depreciation	240,231	259,667
Stock option and restricted stock award expense	1,806,546	1,429,488
Debt Extinguishment	61,945	58,161
Less: valuation allowance	(85,268,067)	(74,138,667)
	$229,694	$184,730
Deferred tax liability:
Property and equipment basis	$50,174	$10,434
Prepaid expenses	179,520	174,296
	$229,694	$184,730
Net deferred tax asset	$—	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2022. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized.

Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a valuation allowance has been recorded as of December 31, 2022.

The change in the valuation allowance is as follows:

December 31, 2022	$85,268,067
December 31, 2021	74,138,667
Change in valuation allowance	$11,129,400

The federal and state income tax provision (benefit) is summarized as follows for the years ended:

	December 31, 2022	December 31, 2021	December 31, 2020
Expected (benefit)	$(6,485,498)	$(3,386,834)	$(4,429,419)
Effects of:
State income taxes net of federal benefits	(1,698,583)	(570,116)	(940,302)
Nondeductible expense	78,422	(56,839)	150,238
Subpart F Income	33,040	735,229	345,006
Debt Extinguishment	—	—	91,266
Funder Loan Proceeds	—	—	2,482,252
Change in valuation allowance	11,480,322	6,229,371	4,815,784
Foreign Rate Differential	(3,407,703)	(2,950,811)	(2,514,825)
	$—	$—	$—

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

The earliest tax year still subject to examination by a major taxing jurisdiction is 2018.

NOTE 15 – MAJOR CUSTOMERS

For the years ended December 31, 2022 and 2021, we had one customer, CIC, which is a related party (see Note 6 Related Party Transactions), that accounted for 100% of our total revenue in both years.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.

Contingency

We also owe consultants contingent success fees of up to $700,000 upon the approval and issuance of the ExO Project Environmental Impact Assessment ("EIA") . The EIA has not been approved as of the date of this report.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters or collecting on amounts owed to us.

Our 2023 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On June 10, 2022, we sold an aggregate of 4,939,515 shares of our common stock and warrants to purchase up to 4,939,515 shares of our common stock. The net proceeds received from this sale, after offering expenses of $1.8 million, were $14.7 million (see Note 13 Stockholders' Equity/(Deficit)). These proceeds, coupled with other anticipated cash inflows, provided operating funds through early 2023.

Our consolidated non-restricted cash balance at December 31, 2022 was $1,443,421. We have a working capital deficit at December 31, 2022 of $60.7 million. The total consolidated book value of our assets was approximately $13.3 million at December 31, 2022, which includes cash of $1,443,421. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

In August 2019, we entered into an operating lease for our corporate office space under a non-cancellable lease through August 2024 with monthly payments ranging from $11,789 to $13,269, not including sales tax. The lease provides for annual increases of base rent of 3% until the expiration date. Pursuant to ASC 842, an operating lease right of usage ("ROU") asset and liability were recognized in the amount of $590,612 at inception of the lease based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Since the implicit rate of interest in the arrangement was not readily determinable, we utilized our incremental borrowing rate of 10% in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

At December 31, 2022, the ROU asset and lease obligation were, $218,098 and $229,657, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2023	$156,524
2024	92,884
$249,408

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

At December 31, 2022, the ROU asset and lease obligation were, $81,927 and $86,138, respectively.

The remaining lease payment obligations are as follows:

Year ending December 31,	Annual payment obligation
2023	$53,382
2024	40,930
$94,312

We have recognized approximately $218,000, $216,000 and $194,000 in rent expense associated with these leases for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 17 – QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables present certain unaudited consolidated quarterly financial information for each of the past eight quarters ended December 31, 2022 and 2021. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Fiscal Year ended December 31, 2022
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue – net	$299,606	$390,278	$358,409	$286,409
Gross profit	299,606	390,278	358,409	286,409
Net income (loss)	(8,230,229)	(4,683,485)	(5,455,229)	(4,771,807)
Basic and diluted net income per share	$(0.57)	$(0.30)	$(0.28)	$(0.19)

	Fiscal Year Ended December 31, 2021
	Quarter Ending
	March 31	June 30	September 30	December 31
Revenue – net	$291,676	$182,334	$197,051	$250,177
Gross profit	291,676	182,334	197,051	250,177
Net income (loss)	(3,720,218)	(2,227,499)	(4,085,297)	76,619
Basic and diluted net income per share	$(0.29)	$(0.17)	$(0.31)	$0.02

NOTE 18 – SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-K is filed with the Securities and Exchange Commission.

Galileo Note

On February 28, 2023, Odyssey issued a $300,000 11.0% Promissory Note to Galileo NCC Inc ("Galileo"). The Promissory Note was payable on April 1, 2023. On March 6, 2023, Odyssey repaid this note payable in full with proceeds from the issuance of the Note (as defined below).

DP SPV I LLC Note

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “Note”) in the principal amount of up to $14.0 million and (b) a warrant (the “Warrant” and, together with the Note, the “Securities”) to purchase shares of Odyssey’s common stock.

The principal amount outstanding under the Note bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the Note, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the Note (“PIK Interest”), and (b) the first quarterly interest payment due under the Note will be satisfied with PIK Interest. The Note provides Odyssey with the right, but not the obligation, upon notice to the holder of the Note to redeem (x) at any time before the first anniversary of the issuance of the Note, all or any portion of the indebtedness outstanding under the Note (together with all accrued and unpaid interest, including PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the Note, all or any portion of the indebtedness outstanding under the Note (together with all accrued and unpaid interest, including PIK Interest). Unless the Note is sooner redeemed at Odyssey’s option, all indebtedness under the Note is due and payable on September 6, 2024. Under the terms of the Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined below), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under Note are secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).

Under the terms of the Warrant, the holder has the right for a period of three years after issuance to purchase up to 3,703,704 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the NASDAQ Capital Market immediately preceding the signing of the Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the Warrant, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the NASDAQ Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provides for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

In connection with the execution and delivery of the Purchase Agreement, Odyssey entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which Odyssey agreed to register the offer and sale of the shares (the “Exercise Shares”) of Odyssey common stock issuable upon exercise of the Warrant. Pursuant to the Registration Rights Agreement, Odyssey agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the Exercise Shares and to use its reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter, subject to stated deadlines.

Purchase Agreement, MINOSA 1 and MINOSA 2 Notes

On March 3, 2023, Odyssey, Altos Hornos de México, S.A.B. de C.V. (“AHMSA”), MINOSA and Phosphate One LLC (f/k/a Penelope Mining LLC, “Phosphate One” and together with AHMSA and MINOSA, the “AHMSA Parties”) entered into Settlement, Release and Termination Agreement (the “Termination Agreement”).

Pursuant to the Termination Agreement:

•
Odyssey paid AHMSA $9.0 million (the “Termination Payment”) in cash on March 6, 2023;
•
the parties agreed that, concurrently with the payment of the Termination Payment, a portion of the MINOSA Notes would be deemed automatically converted into 304,879 shares of Odyssey’s common stock;
•
the MINOSA Notes, the Purchase Agreement, and the Pledge Agreements were terminated;
•
each of the AHMSA Parties, on the one hand, and Odyssey, on the other, agreed to release the other parties and their respective affiliates, equity holders, beneficiaries, successors and assigns (the “Released Parties”) from any and all claims, demands, damages, actions, causes of action or liabilities of any kind or nature whatsoever under the SPA, the MINOSA Notes, the Minosa Purchase Agreement, or the Pledge Agreements (the “Released Matters”); and
•
each of the AHMSA Parties, on the one hand, and Odyssey, on the other, agreed not to make any claims against any of the Released Parties related to the Released Matters.

The transactions contemplated by the Termination Agreement were completed on March 6, 2023.

On March 6, 2023, Odyssey entered into a Release and Termination Agreement with a director of the Company, James S. Pignatelli, to terminate and release a portion of the MINOSA 2 Note assigned to Mr. Pignatelli in 2021, the related Note Purchase Agreement (“NPA”) and the Pledge Agreement.

On March 6, 2023, Odyssey issued a new Unsecured Convertible Promissory Note in the principal amount of $500,000 to Mr. Pignatelli that bears interest at the rate of 10.0% per annum convertible into common stock of Odyssey at a conversion price of

$3.78 per share. Pursuant to the Release and Termination Agreement with Mr. Pignatelli noted above, he agreed, in exchange for the issuance of this Unsecured Convertible Promissory Note by Odyssey, to release the assigned portion of the MINOSA 2 note issued by Odyssey Marine Exploration, Inc., a wholly owned subsidiary of the Company, to Mr. Pignatelli in the principal amount of $404,634 and convertible at a conversion price of $4.35 per share, pursuant to which the outstanding aggregate obligation with accrued interest was $630,231.

Litigation Financing Waiver and Consent

On March 6, 2023, the Claimholder and the Funder under the Agreement entered into a Waiver and Consent Agreement, pursuant to which, among other things, (i) the Funder provided a waiver and consent to allow the Claimholder to fund certain costs and expenses arising from the Subject Claim from the Claimholder’s own capital in an aggregate amount not to exceed $5,000,000, and (ii) Odyssey paid a $1,000,000 nonrefundable waiver fee to the Funder.

Sale/Leaseback Arrangement

On March 30, 2023, Odyssey reached agreement on the terms of a sale/leaseback arrangement for certain of its marine equipment. The definitive documentation is expected to be effective in early April 2023 and the $3 million sale/leaseback transaction is expected to close within 60 days of effectiveness. A portion of the proceeds of the transaction will be used to repay the Seller Note.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

For the Fiscal Years of 2019, 2020 and 2021

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at End of Year
Inventory reserve
2020	—	—	—	—	—
2021	—	—	—	—	—
2022	—	—	—	—	—
Accounts receivable reserve
2020	—	—	—	—	—
2021	—	—	—	—	—
2022	—	—	—	—	—

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.6	Certificate of Withdrawal filed with the Nevada Secretary of State on June 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed July 6, 2016)

3.7	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed November 2, 2018)

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

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

10.24	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.25	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.26	Form of Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

10.27	Third Amended and Restated International Claims Enforcement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 17, 2021)

10.28	Termination and Settlement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed October 5, 2021)

10.29	Form of Subscription Agreement between the Company and each investor named therein (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed June 10, 2022)

10.30	Form of Warrant Agreement between the Company and each investor named therein (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed June 10, 2022)

10.31	Note and Warrant Purchase Agreement dated March 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed March 10, 2023)

10.32	Promissory Note dated March 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed March 10, 2023)

10.33	Warrant to Purchase Common Stock dated March 6, 2023 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K filed March 10, 2023)

10.34	Registration Rights Agreement dated March 6, 2023 (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K filed March 10, 2023)

10.35	Settlement, Release and Termination Agreement dated March 3, 2023 (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K filed March 10, 2023)

21.1	Subsidiaries of the Registrant (filed herewith electronically)

23.1	Consent of Warren Averett LLC, Independent Accountants (filed herewith electronically)

23.2	Consent of Warren Averett LLC, Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	Inline XBRL Interactive Data File

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

* Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 31, 2023	By:	/S/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ Mark D. Gordon	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 31, 2023
Mark D. Gordon

/S/ John D. Longley	President and Chief Operating Officer	March 31, 2023
John D. Longley

/S/ Christopher E. Jones	Chief Financial Officer (Principal Financial Officer)	March 31, 2023
Christopher E. Jones

/S/ Laura L. Barton	Chief Business Officer and Director	March 31, 2023
Laura L. Barton

/S/ John C. Abbott	Director	March 31, 2023
John C. Abbott

/S/ James S. Pignatelli	Director	March 31, 2023
James S. Pignatelli

/S/ Jon D. Sawyer	Director	March 31, 2023
Jon D. Sawyer

/S/ Todd E. Siegel	Director	March 31, 2023
Todd E. Siegel

/S/ Mark B. Justh	Lead Director	March 31, 2023
Mark B. Justh