Form 10-Q
period 2023-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2023-05-12
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2023 was 19,893,450.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$674,428	$1,443,421
Accounts receivable and other, net	17	7,515
Short-term notes receivable related party, net	2,033,744	1,576,717
Deferred tax asset	6,848	—
Other current assets	1,064,856	947,428
Total current assets	3,779,893	3,975,081
PROPERTY AND EQUIPMENT
Equipment and office fixtures	8,142,352	8,137,026
Right of use - operating leases	242,703	300,025
Accumulated depreciation	(5,534,206)	(5,390,559)
Total property and equipment	2,850,849	3,046,492
NON-CURRENT ASSETS
Investment in unconsolidated entity	4,676,092	4,404,717
Exploration license	1,821,251	1,821,251
Other non-current assets	34,295	34,295
Total non-current assets	6,531,638	6,260,263
Total assets	$13,162,380	$13,281,836
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,438,698	$2,285,892
Accrued expenses	32,809,997	40,481,204
Operating lease liability	178,020	186,656
Loans payable	1,906,620	21,732,654
Total current liabilities	36,333,335	64,686,406
LONG-TERM LIABILITIES
Loans payable	34,204,032	25,011,049
Operating lease liability	78,497	129,139
Total long-term liabilities	34,282,529	25,140,188
Total liabilities	70,615,864	89,826,594
Commitments and contingencies (Note 8)
STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 19,893,450 and 19,540,310 issued and outstanding	1,989	1,954
Additional paid-in capital	270,608,427	265,882,279
Accumulated (deficit)	(281,631,073)	(298,231,607)
Total stockholders’ deficit before non-controlling interest	(11,020,657)	(32,347,374)
Non-controlling interest	(46,432,827)	(44,197,384)
Total stockholders’ deficit	(57,453,484)	(76,544,758)
Total liabilities and stockholders’ deficit	$13,162,380	$13,281,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2023	March 31, 2022
REVENUE
Marine services	$271,375	$294,975
Operating and other	17,364	4,631
Total revenue	288,739	299,606
OPERATING EXPENSES
Marketing, general and administrative	1,877,844	1,918,496
Operations and research	1,787,859	5,056,535
Total operating expenses	3,665,703	6,975,031
LOSS FROM OPERATIONS	(3,376,964)	(6,675,425)
OTHER INCOME (EXPENSE)
Interest Income	388,532	93
Interest expense	(3,808,586)	(3,225,653)
Gain (loss) on debt extinguishment	21,478,614	—
Other	(322,251)	(190,257)
Total other income (expense)	17,736,309	(3,415,817)
INCOME/(LOSS) BEFORE INCOME TAXES	14,359,345	(10,091,242)
Income tax benefit (provision)	(5,746)	—
NET INCOME(LOSS) BEFORE NON-CONTROLLING INTEREST	14,365,091	(10,091,242)
Non-controlling interest	2,235,443	1,861,013
NET INCOME (LOSS)	$16,600,534	$(8,230,229)
NET INCOME (LOSS) PER SHARE
Basic (See Note 2)	$0.84	$(0.57)
Diluted (See Note 2)	$0.83	$(0.57)
Weighted average number of common shares outstanding
Basic	19,666,459	14,365,633
Diluted	19,892,079	14,365,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S DEFICIT - Unaudited

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Period Ended December 31, 2022	$1,954	$265,882,279	$(298,231,607)	$(44,197,384)	$(76,544,758)
Share-based compensation	5	309,584	—	—	309,589
Common stock issued for debt extinguishment	30	999,970	—	—	1,000,000
Fair value of warrants issued	—	3,416,594	—	—	3,416,594
Net income (loss)	—	—	16,600,534	(2,235,443)	14,365,091
Period Ended March 31, 2023	$1,989	$270,608,427	$(281,631,073)	$(46,432,827)	$(57,453,484)

	Three Months Ended March 31, 2022
	Common Stock	Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Period Ended December 31, 2021	$1,431	$249,055,600	$(275,090,857)	$(36,454,812)	$(62,488,638)
Share-based compensation	17	134,281	—	—	134,298
Net (loss)	—	—	(8,230,229)	(1,861,013)	(10,091,242)
Period Ended March 31, 2022	$1,448	$249,189,881	$(283,321,086)	$(38,315,825)	$(72,445,582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before non-controlling interest	$14,365,091	$(10,091,242)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment in unconsolidated entity	(271,375)	(294,975)
Depreciation and amortization	143,647	2,373
Financing fees amortization	41,372	36,724
Amortization of loan prepayment premium	—	200,000
Note payable interest accretion	315,363	68,140
Note receivable interest accretion	(288,991)	—
Right of use asset amortization	57,322	38,773
Share-based compensation	122,339	312,646
(Gain) loss on debt extinguishment	(21,478,614)	—
Payment of operating lease liability	(59,278)	(38,729)
(Increase) decrease in:
Accounts receivable	7,498	6,739
Accrued interest receivable	(168,036)	—
Deferred tax asset	(6,848)	—
Other assets	(117,428)	23,135
Increase (decrease) in:
Accounts payable	(657,416)	4,633,450
Accrued expenses and other	4,507,406	3,378,543
NET CASH USED IN OPERATING ACTIVITIES	(3,487,948)	(1,724,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,326)	(2,878)
NET CASH USED IN INVESTING ACTIVITIES	(5,326)	(2,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	13,515,100	2,200,000
Waiver fee paid	(1,000,000)	—
Offering cost paid on financing	(98,504)	—
Payment of debt obligation	(9,692,315)	(186,777)
Repurchase of stock-based awards withheld for payment of withholding tax requirements	—	(454,360)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,724,281	1,558,863

NET DECREASE IN CASH AND CASH EQUIVALENTS	(768,993)	(168,438)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,443,421	2,274,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$674,428	$2,106,313
SUPPLEMENTARY INFORMATION:
Interest paid	$—	$—
Income taxes paid	$72,359	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Director compensation settled with equity	$187,245	$276,012
Conversion of debt to common stock	$1,000,000	$—
Warrants issued	$3,416,594	$—

Non-Cash Disclosure:

During the three months ended March 31, 2023 and 2022, we received $2,528 and $577,539, respectively, in non-cash financing associated with our litigation financing as described in Note 9 Loans Payable - Litigation Financing. The funder paid this amount directly to vendors used in our North American Free Trade Agreement (“NAFTA”) litigation support.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited - Continued

On March 3, 2023, Odyssey, Altos Hornos de México, S.A.B. de C.V. (“AHMSA”), Minera del Norte, S.A. de C.V. ("MINOSA") and Phosphate One LLC (f/k/a Penelope Mining LLC, “Phosphate One” and together with AHMSA and MINOSA, the “AHMSA Parties”) entered into a Settlement, Release and Termination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the parties agreed that, concurrently with the payment of the Termination Payment as disclosed in Note 9 Loans Payable, a portion of the MINOSA Notes would be deemed automatically converted into 304,879 shares of Odyssey’s common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2023 and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year.

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

The amendments in ASU No. 2020-06 affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. We adopted this ASU as of January 1, 2022. Adoption did not have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to the 2022 condensed consolidated financial statements in order to conform to the classifications used in 2023. The reclassifications had no impact to operations or working capital.

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

The Company currently generates revenues from service contracts with customers. Currently, there are two sources of revenue: marine services and other services. The contracts for these services provide research, scientific services, marine operations planning, management execution and project management. These services are billed generally on a monthly basis and recognized as revenue as the services are performed. Revenue is recognized at a point in time as services are provided, as the customers simultaneously receive and consume the benefits provided by the Company each month. The Company generally does not receive any upfront consideration for these services, and there is no variable consideration for the services. Costs associated with both services include all direct consulting labor, and minimal supplies, and are charged to operations as a component of Operations and Research.

Accounts receivable are based on amounts billed to customers. Generally accepted accounting principles state an estimate is to be made for an allowance for doubtful accounts. We have determined no allowance is currently necessary. If we were to have a recorded allowance, the accounts receivable would be stated net of the recorded allowance.

We evaluate our accounts and notes receivable to estimate an allowance for credit losses over the remaining life of the financial instrument. The remaining life of our financial assets is determined by considering contractual terms among other factors. We estimate an allowance for credit losses based on ongoing evaluations of the accounts and notes receivable, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Credit losses are charged-off against the allowance when we believe the uncollectibility of the financial asset is confirmed. Subsequent recoveries, if any, are credited to the allowance once received. A credit loss expense, or benefit, is recorded as Other expense in the Statement of Operations in an amount necessary to adjust the allowance for credit losses to our estimate as of the end of each reporting period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks. We also consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Exploration License

The Company follows the guidance pursuant to ASU 350, “Intangibles-Goodwill and Other” in accounting for its Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. In the future, the recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of the ASC topic 360 for Property, Plant and Equipment. We did not have any impairments for the three months ended March 31, 2023 and 2022, respectively.

Long-Lived Assets

Our policy is to recognize impairment losses relating to long-lived assets in accordance with the ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impairment losses are included in depreciation at the time of impairment. We did not have any impairments for the three months ended March 31, 2023 and 2022, respectively.

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

For the three months ended March 31, 2023 and 2022, the weighted average common shares outstanding year-to-date were 19,666,459 and 14,365,633, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the if-converted method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended
	March 31, 2023	March 31, 2022
Average market price during the period	$3.21	$5.91
In the money potential common shares from options excluded	—	22,493
In the money potential common shares from warrants excluded	—	2,752,951

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended
Per share exercise price	March 31, 2023	March 31, 2022
Out of the money options excluded:
$3.42	3,091	—
$3.43	17,105	—
$3.59	7,521	—
$3.60	604,243	—
$12.48	136,833	136,833
$12.84	4,167	4,167
$26.40	75,158	75,158
Out-of-the-money warrants excluded:
$3.35	4,939,515	—
$3.78	3,465,778	—
$3.99	551,378	—
$4.67	131,816	—
$4.75	1,873,622	—
$5.76	196,135	—
$7.16	700,000	700,000
Total excluded	12,706,362	916,158

The equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended
	March 31, 2023	March 31, 2022
Excluded unvested restricted stock awards	—	276,709

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$16,600,534	$(8,230,229)
Numerator, basic and diluted net loss available to stockholders	$16,600,534	$(8,230,229)
Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	19,666,459	14,365,633
Shares used in computation – diluted:
Weighted average common shares outstanding	19,892,079	14,365,633
Net loss per share – basic	$0.84	$(0.57)
Net loss per share – diluted	$0.83	$(0.57)

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

Stock-based Compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC topic for Stock-Based Compensation (See Note 11 Stockholders' Equity/(Deficit)).

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

At March 31, 2023 and December 31, 2022, the Company did not have any financial instruments measured on a recurring basis.

NOTE 3 – ACCOUNTS RECEIVABLE AND OTHER RELATED PARTY, NET

Our accounts receivable consist of the following:

	March 31, 2023	December 31, 2022
Related party (see Note 5)	$—	$7,515
Other	17	—
Total accounts receivable and other	$17	$7,515

NOTE 4 – SHORT-TERM NOTES RECEIVABLE RELATED PARTY, NET

Our short-term notes receivable consisted of the following:

	March 31, 2023	December 31, 2022
Related party (see Note 5)	$2,033,744	$1,576,717
Other	—	—
Short-term notes receivable, net	$2,033,744	$1,576,717

NOTE 5 – RELATED PARTY TRANSACTIONS

We currently provide services to a deep-sea mineral exploration company, CIC Limited (“CIC”), which was organized and is majority owned and controlled by Greg Stemm, Odyssey’s past Chairman of the Board. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of Mr. Stemm’s consulting agreement in effect at that time. A current Odyssey director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.5% of CIC. Another current Odyssey director, Laura L. Barton, is also a director of CIC. We believe Mr. Justh’s indirect ownership in CIC and Ms. Barton's role as director of both entities do not impair their independence under applicable rules. We are providing these services to CIC pursuant to a Master Services Agreement that provides for back-office services in exchange for a recurring monthly fee as well as other deep-sea mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the three months ended March 31, 2023 and 2022, we invoiced CIC a total of $288,739 and $299,606, respectively, which was for technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See Note 3 Accounts Receivable and Other Related Party, Net for related accounts receivable and Note 4 Short-term Notes Receivable Related Party, Net for related short-term notes receivable at March 31, 2023 and December 31, 2022, and Note 6 Investment in Unconsolidated Entity for our investment in an unconsolidated entity.

In furtherance of the Master Services Agreement, we are financing the acquisition of certain equipment required for implementation of CIC’s Marine Operations Plan, which is the comprehensive workplan for offshore operations, including exploration, survey and sampling of potential mineral deposits. As of March 31, 2023 we have paid $243,242 toward the purchase of this equipment, and CIC has reimbursed $136,860 of that amount. The remaining balance CIC owes to us has been included in the Services Agreement Note Receivable balance described below.

On December 13, 2022, we entered into a Loan Agreement with CIC. Pursuant to the Loan Agreement, CIC issued to Odyssey a convertible promissory note in the amount of $1,350,000 that bore interest at a rate of 18% per annum. On the closing date of the Loan Agreement, Odyssey advanced CIC $1,000,000 (the "Advanced Amount") and recorded an original issue discount ("OID") of $350,000, which was accrued as interest income in our consolidated statements of operations. Unless otherwise converted or repaid as described below, the entire outstanding principal balance under the Loan agreement and all accrued interest was due and payable on March 31, 2023 (the "Maturity Date"). The Loan Agreement provided that CIC could repay the Advanced Amount plus accrued interest on or prior to the fifth business day after the Maturity Date (the “Maturity Cure Date”) in full satisfaction of the Loan Agreement. CIC repaid the Advanced Amount plus accrued interest prior to the Maturity Cure Date in accordance with the terms of the Loan Agreement. For the three months ended March 31, 2023, we recorded $288,991 of interest income from the accretion of the OID. The March 31, 2023 carrying value of the note receivable was $1,350,000, and the OID was fully amortized. The December 31, 2022 carrying value of the note receivable was $1,061,009, and the unamortized OID was $288,991. At March 31, 2023 and December 31, 2022 we recorded $111,716 and $12,649, respectively, in accrued interest receivable, which is included in the note receivable balance. On April 6, 2023, prior to the Maturity Cure Date, CIC repaid principal and interest in the aggregate amount of $1,068,000 in full satisfaction of the convertible promissory note and the Loan Agreement.

On December 13, 2022, CIC issued a Services Agreement Note to us. Pursuant to the Services Agreement Note, Odyssey agreed to extend the terms of its outstanding accounts receivables balance for past and future services performed under the Master Services Agreement for an amount not to exceed $600,000. The note bears interest at a rate of 1.5% per month and matures on April 30, 2023. Interest is due and payable on the first day of each month for the previous month. The March 31, 2023 and December 31, 2022 carrying values of the note receivable were $572,028 and $503,059, respectively. Odyssey is in discussions with CIC regarding a short extension of the maturity date of the Services Agreement Note. The terms of the Services Agreement Note are not necessarily indicative of the terms that would have been provided had a comparable transaction been entered into with independent parties.

On July 15, 2021, MINOSA assigned $404,633 of its indebtedness with accumulated accrued interest of $159,082 to a director of the Company under the same terms as the original agreement, and that indebtedness continued to be convertible at a conversion price of $4.35. This transaction was reviewed and approved by the independent members of the Company’s board of directors. On March 6, 2023, this note was terminated and Odyssey issued a new note, see Note 9 Loans Payable– MINOSA 2 for detail.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITY

At March 31, 2023 and December 31, 2022, our accumulated investment in CIC was $4,676,092 and $4,404,717, respectively, which is classified as an investment in unconsolidated entity in our condensed consolidated balance sheets.

NOTE 7 - INCOME TAXES

During the three months ended March 31, 2023, we generated a federal net operating loss (“NOL”) carryforward of $4.7 million and generated $2.4 million of foreign NOL carryforwards. As of March 31, 2023, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $234.6 million and net operating loss carryforwards for foreign income tax purposes of approximately $86 million. From 2025 through 2027, approximately $47 million of the NOL will expire, and from 2028 through 2037, approximately $128 million of the NOL will expire. The NOL generated in 2018 through 2023 of approximately $55 million will be carried forward indefinitely.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

Contingency

We owe consultants contingent success fees of up to $700,000 upon the approval and issuance of the Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. The EIA has not been approved as of the date of this report and the contingent success fees have not been accrued.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters or collecting on amounts owed to us.

Our 2023 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever became insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements. During March 2023, we entered Note and Warrant Purchase Agreement pursuant to which we issued and sold to an institutional investor a promissory note (the “Note”) in the principal amount of $13.1 million. On April 4, 2023, Odyssey entered into a $3.0 million sale/leaseback arrangement for certain of its marine equipment. A portion of the proceeds of the transaction was used to repay the note outstanding to the seller of the marine equipment that we issued in December 2022. On April 6, 2023, CIC repaid principal and interest in the aggregate amount of $1,068,000 in full satisfaction of the convertible promissory note and the Loan Agreement. The balance of the proceeds from the Note, after payment of certain obligations, the sale/leaseback arrangement and the CIC loan repayment, coupled with other anticipated cash inflows, are expected to provide operating funds through the remainder of 2023.

Our consolidated non-restricted cash balance at March 31, 2023 was $674,428. We have a working capital deficit at March 31, 2023 of ($32.6) million. The total consolidated book value of our assets was approximately $13.2 million at March 31, 2023, which includes cash of $674,428. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

At March 31, 2023, the right of usage (“ROU”) asset and lease obligation for our corporate office operating lease were $175,253 and $185,355, respectively.

The remaining lease payment obligations, which includes an interest component of $25,405, are as follows:

Year ending December 31,	Annual payment obligation
2023	117,876
2024	92,884
$210,760

At March 31, 2023, the ROU asset and lease obligation for our marine operations operating lease were $67,450 and $71,162, respectively.

The remaining lease payment obligations, which includes an interest component of $9,904, are as follows:

Year ending December 31,	Annual payment obligation
2023	40,136
2024	40,930
$81,066

We recognized approximately $54,700 and $54,000 in rent expense associated with these leases for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9 –LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable		Interest expense
			Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
MINOSA 1	$—	$14,750,001	$210,137	$290,959
MINOSA 2	—	5,050,000	89,932	124,520
Litigation financing	23,493,442	24,347,513	3,102,064	2,412,348
DP SPV I LLC note	9,798,236	—	315,980	-
Emergency Injury Disaster Loan	150,000	149,900	1,387	1,461
Vendor note payable	484,009	484,009	14,321	14,322
Seller note payable	1,193,778	1,400,000	62,733	-
AFCO Insurance note payable	376,187	562,280	7,747	2,903
Pignatelli note	500,000	—	3,562	-
Galileo note	—	—	723
Bridge loan	115,000	—	—	-
	$36,110,652	$46,743,703

MINOSA 1

On March 11, 2015, in connection with a Stock Purchase Agreement ("SPA"), Minera del Norte, S.A. de C.V. ("MINOSA") agreed to lend us up to $14.75 million. The entire $14.75 million was loaned in five advances from March 11 through June 30, 2015. The outstanding indebtedness bore interest at 8.0% percent per annum. As described in Note 9 Loans Payable - MINOSA 2 below, the Minosa Purchase Agreement amended the due date of this note to a due date that was at least 60 days subsequent to written notice of demand from MINOSA. See Note 9 Loans Payable - MINOSA 2 for further qualifications. During December 2017, MINOSA transferred this debt to its parent company, AHMSA.

MINOSA 2

On August 10, 2017, we entered into a Note Purchase Agreement (the "Minosa Purchase Agreement") with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd., up to $3.0 million. During 2017, we borrowed $2.7 million against this facility, and Epsilon Acquisitions LLC ("Epsilon") assigned $2.0 million of its previously held debt to MINOSA. The indebtedness is evidenced by a secured convertible promissory note (the "Minosa Note") and bore interest at a rate equal to 10.0% per annum. Unless otherwise converted as described below, the entire outstanding principal balance under this Minosa Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that MINOSA agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice from MINOSA that it intended to demand payment. We unconditionally and irrevocably guaranteed all of the obligations under the Minosa Purchase Agreement and the Minosa Note. MINOSA had the right to convert all amounts outstanding under the Minosa Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us at the conversion price of $4.35 per share. During December 2017, MINOSA transferred this indebtedness to its parent company. On July 15, 2021, MINOSA transferred $404,633 of this indebtedness with accumulated interest of $159,082 to a director of the Company under the same terms as the original agreement, and that indebtedness continues to be convertible at a conversion price of $4.35 per share. This transaction was reviewed and approved by the independent members of the Company’s board of directors.

Pursuant to second amended and restated pledge agreements (the "Pledge Agreements") entered into by us in favor of MINOSA on August 10, 2017, we pledged and granted security interests to MINOSA in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica Resources S. de R.L. (“Oceanica”) held by us, (b) all notes and other receivables from Oceanica and its subsidiary owed to us, and (c) all of the outstanding equity in our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd.

Settlement, Release and Termination Agreement of the MINOSA 1 and MINOSA 2

On March 3, 2023, Odyssey, Altos Hornos de México, S.A.B. de C.V. (“AHMSA”), MINOSA and Phosphate One LLC (f/k/a Penelope Mining LLC, “Phosphate One” and together with AHMSA and MINOSA, the “AHMSA Parties”) entered into a Settlement, Release and Termination Agreement (the “Termination Agreement”).

Pursuant to the Termination Agreement:

•
Odyssey paid AHMSA $9.0 million (the “Termination Payment”) in cash on March 6, 2023;
•
the parties agreed that, concurrently with the payment of the Termination Payment, a portion of the MINOSA Notes were deemed automatically converted into 304,879 shares of Odyssey’s common stock;
•
the MINOSA Notes, the Purchase Agreement, and the Pledge Agreements were terminated;
•
each of the AHMSA Parties and Odyssey agreed to release the other parties and their respective affiliates, equity holders, beneficiaries, successors and assigns (the “Released Parties”) from any and all claims, demands, damages, actions, causes of action or liabilities of any kind or nature whatsoever under the SPA, the MINOSA Notes, the Minosa Purchase Agreement, or the Pledge Agreements (the “Released Matters”); and
•
each of the AHMSA Parties and Odyssey agreed not to make any claims against any of the Released Parties related to the Released Matters.

The transactions contemplated by the Termination Agreement were completed on March 6, 2023.

On March 6, 2023, Odyssey entered into a Release and Termination Agreement with a director of the Company, James S. Pignatelli, to terminate and release a portion of the MINOSA 2 Note assigned to Mr. Pignatelli in 2021, the related Note Purchase Agreement (“NPA”) and the Pledge Agreement.

As a result of these transactions, Odyssey has recorded a Gain on debt extinguishment of $21,478,614 in our Statement of Operations.

Pignatelli

On March 6, 2023, Odyssey issued a new Unsecured Convertible Promissory Note in the principal amount of $500,000 to Mr. Pignatelli that bears interest at the rate of 10.0% per annum convertible into common stock of Odyssey at a conversion price of $3.78 per share. Pursuant to the Release and Termination Agreement with Mr. Pignatelli noted above, he agreed, in exchange for the issuance of this Unsecured Convertible Promissory Note by Odyssey, to release the assigned portion of the MINOSA 2 note issued by Odyssey Marine Exploration, Inc., to Mr. Pignatelli in the principal amount of $404,634 and convertible at a conversion price of $4.35 per share, pursuant to which the outstanding aggregate obligation with accrued interest was $630,231.

Litigation Financing

Waiver and Consent

On January 31, 2020, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary ("ExO" and, together with Odyssey, the "Claimholder"), and Poplar Falls LLC (the "Funder") entered into an Amended and Restated International Claims Enforcement Agreement (as amended, the "Agreement"), pursuant to which the Funder agreed to provide funding to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement.

On March 6, 2023, the Claimholder and the Funder under the Agreement entered into a Waiver and Consent Agreement, pursuant to which, among other things, (a) the Funder consented to allow the Claimholder to fund certain costs and expenses arising from the Subject Claim from the Claimholder’s own capital in an aggregate amount not to exceed $5,000,000, and (b) Odyssey paid a $1,000,000 nonrefundable waiver fee to the Funder. The waiver fee was accounted for as a debt modification and recorded as an additional debt discount of $1,000,000, which is being amortized through December 31, 2025, using the effective interest method, which is charged to interest expense.

For the three months ended March 31, 2023 and 2022, we recorded $81,484 and $68,140, respectively, of interest expense from the amortization of the debt discount, $36,724 and $36,724 of legal expense from the fee amortization, respectively and $25,194 and $0 of interest expense from the amortization of the waiver discount, respectively. The March 31, 2023 and December 31, 2022 carrying value of the debt was $23,493,442 and $24,347,513, respectively, and was net of unamortized debt fees of $110,173 and $146,897, respectively, net of unamortized debt discount of $272,512 and $353,996, respectively, associated with the fair value of the warrant, and net of the unamortized waiver fee of $974,806 and $0, respectively. The total face value of this obligation at March 31, 2023 and December 31, 2022 was $24,850,933 and $24,848,406, respectively.

Galileo

On February 28, 2023, Odyssey issued a $300,000 11.0% Promissory Note to Galileo NCC Inc ("Galileo"). The Promissory Note was payable on April 1, 2023. On March 6, 2023, Odyssey repaid this note payable in full with proceeds from the issuance of the DP SPV Note (as defined below).

DP SPV I LLC

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “DP SPV Note”) in the principal amount of $13.1 million and (b) a warrant (the “Warrant” and, together with the DP SPV Note, the “Securities”) to purchase shares of Odyssey’s common stock.

The principal amount outstanding under the DP SPV Note bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the DP SPV Note, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the DP SPV Note (“PIK Interest”), and (b) the first quarterly interest payment due under the DP SPV Note will be satisfied with PIK Interest. The DP SPV Note provides Odyssey with the right, but not the obligation, upon notice to the holder of the DP SPV Note to redeem (x) at any time before the first anniversary of the issuance of the DP SPV Note, all or any portion of the indebtedness outstanding under the DP SPV Note (together with all accrued and unpaid interest, including PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the DP SPV Note, all or any portion of the indebtedness outstanding under the DP SPV Note (together with all accrued and unpaid interest, including PIK Interest). Unless the DP SPV Note is sooner redeemed at Odyssey’s option, all indebtedness under the DP SPV Note is due and payable on September 6, 2024. Under the terms of the Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined above), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under Note are secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).

Under the terms of the Warrant, the holder has the right for a period of three years after issuance to purchase up to 3,465,778 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the NASDAQ Capital Market immediately preceding the signing of the Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the Warrant, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the NASDAQ Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provides for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

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

We incurred $98,504 in related fees which are being amortized over the term of the Purchase Agreement and charged to legal expense with-in marketing, general and administrative expense. The $13.1 million in proceeds were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3,416,594, which is being amortized over the remaining term of the Purchase Agreement using the effective interest method, which is charged to interest expense.

For the three months ended March 31, 2023, we recorded $208,685 of interest expense from the amortization of the debt discount and $4,648 interest from the fee amortization, respectively. The March 31, 2023 carrying value of the debt was $9,798,236 and was net of unamortized debt fees of $93,855, net of unamortized debt discount of $3,207,909 associated with the fair value of the warrant. The total face value of this obligation at March 31, 2023 was $13,100,000.

Accrued interest

Total accrued interest associated with our financings was $26,392,827 and $35,131,587 as of March 31, 2023 and December 31, 2022, respectively. Accrued interest is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Compensation and incentives	$439,206	$354,187
Professional services	393,628	470,546
Deposit	843,242	657,331
Interest	26,392,827	35,131,587
Accrued exploration license fees	4,741,094	3,867,553
Total accrued expenses	$32,809,997	$40,481,204

Deposits primarily consists of an earnest money deposit of $450,000 from CIC. The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or consummated.

NOTE 11 – STOCKHOLDERS' EQUITY/(DEFICIT)

Common Stock

As noted above, on March 3, 2023, Odyssey, AHMSA, MINOSA and Phosphate One entered into the Termination Agreement whereby the parties agreed that, concurrently with the payment of the Termination Payment, a portion of the MINOSA Notes would be deemed automatically converted into 304,879 shares of Odyssey’s common stock at a share market price of $3.28 per share.

Warrant

In conjunction with the Purchase Agreement on March 6, 2023, as described above, we issued the Warrant to purchase up to 3,465,778 shares of our common stock. The Warrant has an exercise price of $3.78 per share and is exercisable at any time during the three years after issuance, ending on the close of business on March 6, 2026.

Stock-Based Compensation

The share-based compensation charged against income, related to our options and restricted stock units, for the three months ended March 31, 2023 and 2022, was $122,339 and $312,646, respectively. We did not grant stock options to employees or outside directors in the three months ended March 31, 2023 and 2022.

NOTE 12 – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

For the three months ended March 31, 2023 and 2022, we had one customer, CIC, which is a related party (see Note 5 Related Party Transactions, that accounted for 100% of our total revenue in both years.

NOTE 13 – SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-Q is filed with the SEC.

On April 4, 2023, Odyssey entered into a $3.0 million sale/leaseback arrangement for certain of its marine equipment. A portion of the proceeds of the transaction was used to repay the note outstanding to the seller of the marine equipment that we issued in December 2022.

On April 6, 2023, CIC repaid principal and interest in the aggregate amount of $1,068,000 in full satisfaction of the convertible promissory note and the Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our results of operation and financial condition. The discussion should be read in conjunction with our consolidated financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2022. Only projects material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

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

Subsea Mineral Mining Exploration Projects

ExO Phosphate Project:

The “Exploraciones Oceánicas” Phosphate Project is a rich deposit of phosphate sands located 70-90 meters deep within Mexico’s Exclusive Economic Zone. This deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a standard dredging operation). The product will be attractive to Mexican and other world producers of fertilizers and can provide important benefits to Mexico’s agricultural development.

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

Notwithstanding the factors stated above, in April 2016 the Mexican Ministry of the Environment and Natural Resources (“SEMARNAT”) unlawfully rejected the permit to move forward with the project.

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

Odyssey filed its First Memorial in the case on September 4, 2020. Mexico filed its Counter-Memorial on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s Counter-Memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. Mexico filed its Rejoinder on October 19, 2021. The procedural calendar and case filings are available on the ICSID website. The NAFTA Tribunal hearing took place in early 2022. In accordance with the procedural calendar, written post-hearing briefs were filed in September 2022. The evidentiary phase of the case is now closed, and the Tribunal has begun its deliberations. Odyssey cannot predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case.

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for litigation costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See Note 9 Loans Payable).

CIC Project:

CIC Limited ("CIC") is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of development of the project. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster.

In December 2021, the Cook Islands Seabed Minerals Authority’s (“SBMA”) Licensing Panel announced that CIC met the qualification criteria for an exploration license. On February 23, 2022, the SMBA awarded CIC a five-year exploration license beginning June 2022. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling and testing of vessels and equipment, which informed requirements for viable operational functions as the basis for a longer term operation over the license period. The early operations also resulted in preliminary resource sampling, which will ultimately accrue to the resource evaluation and regional environmental assessment when primary operations commence in 2023.

Through a wholly owned subsidiary, we have earned and now hold approximately 14.54% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company.

We have the ability to earn up to an aggregate of 20.0 million equity units over the next several calendar years, which represents an approximate 16.0% interest in CIC, based upon the currently outstanding equity units. This means we can earn approximately 1.8 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to CIC (see Note 6 Investment in Unconsolidated Entity).

South American Phosphate Project:

Odyssey reached an exclusive agreement in early 2022 with BlueSea Minerals, Ltd. and BlueSea Minerals Brasil Ltda, (collectively, “BlueSea Group”) to create a new joint venture company (the “JV”) in which Odyssey will own a 75% interest. The JV will have exclusive rights to 19 highly prospective phosphate areas in the Exclusive Economic Zone (EEZ) of a South American country. Legacy data and desktop research indicate high-grade phosphate deposits in the concession areas.

Pending execution of the definitive agreement, Odyssey will manage the overall South American Phosphate Project development, and BlueSea Group will manage business operations in South America. A related party to BlueSea Group, SeaSeep, will provide marine operations services, supervised by Odyssey.

The 19 licenses to be developed by the JV include 366 square kilometres of seabed. The geological setting of these licenses is similar to the geology Odyssey identified off the coast of Mexico, which is now known as the ExO Phosphate deposit (“ExO project”). The ExO deposit estimated 588 million tonnes of high-grade resource. The ExO project had extremely compelling economics that demonstrated that ExO could have been one of the lowest cost producers in the world. Phosphate prices have surged in recent months, and the need for phosphate to combat world hunger continues to grow. It is anticipated that the South American deposits can be harvested with the standard and similar technology and engineering solutions already identified for the ExO Project, which will allow the phosphate to be recovered in an environmentally responsible manner without the addition of any chemicals into the sea.

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

Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lihir license area and was completed in 2022. This work produced a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This allowed characterization of the geologic setting of the area and essentially created a “snapshot” of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling.

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

There have been no material changes in our critical accounting estimates since December 31, 2022.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest thousands and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three months ended March 31, 2023, compared to three months ended March 31, 2022,

Increase/(Decrease)			2023 vs. 2022
(Dollars in thousands)	2023	2022	$	%
Total revenues	$289	$300	$(11)	(3.7)%
Marketing, general and administrative	1,878	1,918	$(40)	(2.1)%
Operations and research	1,788	5,057	$(3,269)	(64.6)%
Total operating expenses	$3,666	$6,975	$(3,309)	(47.4)%
Total other income (expense)	$17,736	$(3,416)	$21,152	619.2%
Income tax benefit (provision)	$(6)	$—	$(6)	100.0%
Non-controlling interest	$2,235	$1,861	$374	20.1%
Net income (loss)	$16,601	$(8,230)	$24,831	301.7%

Revenue

The revenue generated in each period was a result of performing marine research and project administration for our customers and related parties. Total revenue for the three months ended March 31, 2023 was $289 thousand, which is consistent as compared to the three months ended March 31, 2022. One company to which we provided these services in both years is a deep-sea mineral exploration company, CIC, which we consider to be a related party since it is owned and controlled by our past Chairman of the Board (see Note 5 Related Party Transactions).

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Expenses for the three months ended March 31, 2023 were $1.9 million, which is consistent as compared to the three months ended March 31, 2022. Employee benefits and compensation related expenses increased $85 thousand offset by decreases in non-cash long term incentive share-based compensation and employee bonuses of $190 thousand and $52 thousand, respectively. Audit fees increased by $87 thousand primarily related to the change in audit firms during 2023. Other professional fees increased by $158 thousand, primarily related to supporting the expansion of our seafloor minerals portfolio.

Operations and research expenses are primarily focused around deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses decreased by $3.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as a result of a $4.3 million decrease in our Litigation financed costs directly associated with our NAFTA litigation expenses. This decrease was offset by increases of $635 thousand in marine equipment repair and maintenance costs, $239 thousand in legal fees and $85 thousand increase in our concession permit fees for our Mexican subsidiary.

Total Other Income and Expense

Total other income and expense was $17.7 million in net income and $3.4 million in net expense for three months ended March 31, 2023 and 2022, respectively, resulting in a net income increase of $21.2 million. This variance was attributable to a $21.5 million gain on the extinguishment of the Minosa Notes during March 2023 and $0.4 million of interest income earned on the CIC notes receivable. This increase was offset in part by a $0.6 million increase in interest expense in connection with our NAFTA litigation funding and new notes entered into during the three months ended March 31, 2023.

Taxes and Non-Controlling Interest

During the three months ended March 31, 2023 we recorded a minimal income tax benefit related to losses incurred in South America. We did not accrue any taxes during the three months ended March 31, 2022.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our condensed consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the condensed consolidated statements of operations. The non-controlling interest adjustment in the three months ended March 31, 2023 was $2.2 million as compared to $1.9 million for the three months ended March 31, 2022. The substance of these amounts is primarily due to the increase in permits and other standard operating costs.

Liquidity and Capital Resources

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Summary of Cash Flows:
Net cash used in operating activities	$(3,488)	$(1,724)
Net cash used in investing activities	(5)	(3)
Net cash provided by financing activities	2,724	1,559
Net decrease in cash and cash equivalents	$(769)	$(168)
Beginning cash and cash equivalents	1,443	2,275
Ending cash and cash equivalents	$674	$2,106

Discussion of Cash Flows

Net cash used in operating activities for the three months ended March 31, 2023 was $3.5 million. This represents an approximate $1.8 million increase in use of funds when compared to the use of $1.7 million for the three months ended March 31, 2022. The net cash used in operating activities reflected a net income before non-controlling interest of $14.4 million and is adjusted primarily by non-cash items of $21.4 million, which primarily includes the gain on debt extinguishment of $21.5 million, note receivable accretion of $289 thousand and an investment in unconsolidated entity of $271 thousand offset by share-based compensation of $122 thousand and note payable accretion of $315 thousand. Other operating activities resulted in an increase in working capital of $3.6 million. This $3.6 million increase includes a $4.5 million increase to accrued expenses offset by a decrease of $657 thousand to accounts payable and increases of $168 thousand in accrued interest receivable and $117 thousand in other assets in 2023. The increase in accrued expenses is predominantly related to our NAFTA arbitration litigation.

Cash flows used in investing activities for the three months ended March 31, 2023 and 2022 were minimal.

Cash flows provided by financing activities for the three months ended March 31, 2023 were $2.7 million. The $2.7 million is consists of $13.5 million received from the issuance of loan payable offset by the $9.7 million of debt obligation payments and

$1.0 million of waiver fee paid. Cash flows provided by financing activities for the three months ended March 31, 2022 were $1.6 million. The $1.6 million is consists of $2.2 million received from our litigation funder related to our NAFTA litigation financed expenses offset by $0.5 million of repurchase of stock-based awards withheld for the payment of withholding tax requirements and $187 thousand of debt obligation payments.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2023, we had cash and cash equivalents of $674 thousand, a decrease of $769 thousand from the December 31, 2022 balance of $1.4 million. Financial debt of the company was $36.1 million at March 31, 2023 and $46.7 million at December 31, 2022. During March 2023, we entered Note and Warrant Purchase Agreement, pursuant to which we issued and sold to an institutional investor (a) a promissory note (the “DP SPV Note”) in the principal amount of $13.1 million and (b) a warrant (the “Warrant” and, together with the Note, the “Securities”) to purchase up to 3,465,778 shares of Odyssey’s common stock. We also paid AHMSA $9.0 million in cash to terminate the Minosa Notes in cash and converted a portion of the MINOSA Notes into 304,879 shares of Odyssey’s common stock. We paid $1.5 million of self-funding amounts due to vendors who are supporting our NAFTA litigation during the three months ended March 31, 2023. During March 2022, we received $2.0 million of loan proceeds from 37N. During June 2022, we repaid $9.7 million of debt principal and accrued interest related to the Monaco and 37N loans. Our litigation funder paid, on our behalf, $5.6 million of amounts due to vendors who are supporting our NAFTA litigation as well as directly reimbursing the Company $200 thousand for expended costs related directly to our NAFTA litigation during the three months ended March 31, 2022.

Since SEMARNAT declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (“TFJA”) in Mexico nullified SEMARNAT’s 2016 denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the NAFTA. On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the International Centre for Settlement of Investment Disputes (“ICSID”) website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. The NAFTA Tribunal hearing took place in early 2022. In accordance with the procedural calendar, written post hearing briefs were filed in September 2022. The evidentiary phase of the case is now closed.

Financings

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable		Interest expense
			Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
MINOSA 1	$—	$14,750,001	$210,137	$290,959
MINOSA 2	—	5,050,000	89,932	124,520
Litigation financing	23,493,442	24,347,513	3,102,064	2,412,348
DP SPV I LLC note	9,798,236	—	315,980	—
Emergency Injury Disaster Loan	150,000	149,900	1,387	1,461
Vendor note payable	484,009	484,009	14,321	14,322
Seller note payable	1,193,778	1,400,000	62,733	—
AFCO Insurance note payable	376,187	562,280	7,747	2,903
Pignatelli note	500,000	—	3,562	—
Galileo note	—	—	723	—
Bridge loan	115,000	—	—	—
	$36,110,652	$46,743,703

Litigation Financing

Waiver and Consent

On January 31, 2020, Odyssey and ExO (together with Odyssey, the "Claimholder") and Poplar Falls LLC (the "Funder") entered into an Amended and Restated International Claims Enforcement Agreement (as amended, the "Agreement"), pursuant to which the Funder agreed to provide funding to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement.

On March 6, 2023, the Claimholder and the Funder under the Agreement entered into a Waiver and Consent Agreement, pursuant to which, among other things, (a) the Funder consented to allow the Claimholder to fund certain costs and expenses arising from the Subject Claim from the Claimholder’s own capital in an aggregate amount not to exceed $5,000,000, and (b) Odyssey paid a $1,000,000 nonrefundable waiver fee to the Funder. The waiver fee was accounted for as a debt modification and recorded as an additional debt discount of $1,000,000, which is being amortized through December 31, 2025, using the effective interest method, which is charged to interest expense.

For the three months ended March 31, 2023 and 2022, we recorded $81,484 and $68,140, respectively, of interest expense from the amortization of the debt discount, $36,724 and $36,724 of interest from the fee amortization, respectively, and $25,194 and $0 of interest expense from the amortization of the waiver discount, respectively. The March 31, 2023 and December 31, 2022 carrying value of the debt was $23,493,442 and $24,347,513, respectively, and was net of unamortized debt fees of $110,173 and $146,897, respectively, net of unamortized debt discount of $272,512 and $353,996, respectively, associated with the fair value of the warrant and net of the unamortized waiver fee of $974,806 and $0, respectively. The total face value of this obligation at March 31, 2023 and December 31, 2022 was $24,850,933 and $24,848,406, respectively.

DP SPV I LLC

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “ DP SPV Note”) in the principal amount of $13.1 million and (b) a warrant (the “Warrant” and, together with the DP SPV Note, the “Securities”) to purchase shares of Odyssey’s common stock.

The principal amount outstanding under the Note bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the DP SPV Note, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the DP SPV Note (“PIK Interest”), and (b) the first quarterly interest payment due under the DP SPV Note will be satisfied with PIK Interest. The DP SPV Note provides Odyssey with the right, but not the obligation, upon notice to the holder of the DP SPV Note to redeem (x) at any time before the first anniversary of the issuance of the DP SPV Note, all or any portion of the indebtedness outstanding under the Note (together with all accrued and unpaid interest, including PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the DP SPV Note, all or any portion of the indebtedness outstanding under the DP SPV Note (together with all accrued and unpaid interest, including PIK Interest). Unless the DP SPV Note is sooner redeemed at Odyssey’s option, all indebtedness under the DP SPV Note is due and payable on September 6, 2024. Under the terms of the Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined below), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under DP SPV Note are secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).

Under the terms of the Warrant, the holder has the right for a period of three years after issuance to purchase up to 3,465,778 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the NASDAQ Capital Market immediately preceding the signing of the Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the Warrant, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the NASDAQ Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provides for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

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

We incurred $98,504 in related fees which are being amortized over the term of the Purchase Agreement and charged to legal expense with-in marketing, general and administrative expense. The $13.1 million in proceeds were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3,416,594, which is being amortized over the remaining term of the Purchase Agreement using the effective interest method, which is charged to interest expense.

For the three months ended March 31, 2023, we recorded $208,685 of interest expense from the amortization of the debt discount and $4,648 interest from the fee amortization, respectively. The March 31, 2023 carrying value of the debt was $9,798,236 and was net of unamortized debt fees of $93,855, net of unamortized debt discount of $3,207,909 associated with the fair value of the warrant. The total face value of this obligation at March 31, 2023 was $13,100,000.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters or collecting on amounts owed to us.

Our 2023 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. During March 2023, we entered Note and Warrant Purchase Agreement pursuant to which we issued and sold to an institutional investor a promissory note (the “Note”) in the principal amount of $13.1 million. On April 4, 2023, Odyssey entered into a $3.0 million sale/leaseback arrangement for certain of its marine equipment. A portion of the proceeds of the transaction was used to repay the note outstanding to the seller of the marine equipment that we issued in December 2022. On April 6, 2023, CIC repaid principal and interest in the aggregate amount of $1,068,000 in full satisfaction of the convertible promissory note and the Loan Agreement. The balance of the proceeds from the Note, after payment of certain obligations, the sale/leaseback arrangement and the CIC loan repayment, coupled with other anticipated cash inflows, are expected to provide operating funds through the remainder of 2023.

Our consolidated non-restricted cash balance at March 31, 2023 was $674 thousand. We have a working capital deficit at March 31, 2023 of ($32.6) million. The total consolidated book value of our assets was approximately $13.2 million at March 31, 2023, which includes cash of $674 thousand. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company may be subject to a variety of claims or suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Investors should consider such risk factors prior to making an investment decision with respect to the Company’s securities.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 12, 2023	By:	/s/ Christopher E. Jones
Christopher E. Jones, as Chief Financial Officer and Authorized Officer