Form 10-Q
period 2023-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2023-08-14
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 08, 2023 was 19,981,901.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,832,078	$1,443,421
Accounts receivable and other, net	1,005,157	7,515
Short-term notes receivable related party, net	690,795	1,576,717
Deferred tax asset	10,327	—
Other current assets	981,207	947,428
Total current assets	4,519,564	3,975,081
PROPERTY AND EQUIPMENT
Equipment and office fixtures	6,823,557	8,137,026
Right of use - operating leases	213,108	300,025
Accumulated depreciation	(4,269,013)	(5,390,559)
Total property and equipment, net	2,767,652	3,046,492
NON-CURRENT ASSETS
Investment in unconsolidated entity	4,842,925	4,404,717
Exploration license	1,821,251	1,821,251
Other non-current assets	34,295	34,295
Total non-current assets	6,698,471	6,260,263
Total assets	$13,985,687	$13,281,836
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$932,902	$2,285,892
Accrued expenses	36,919,178	40,481,204
Operating lease liability	199,365	186,656
Loans payable	2,216,963	21,732,654
Total current liabilities	40,268,408	64,686,406
LONG-TERM LIABILITIES
Loans payable	38,708,182	25,011,049
Operating lease liability	26,578	129,139
Total long-term liabilities	38,734,760	25,140,188
Total liabilities	79,003,168	89,826,594
Commitments and contingencies (Note 8)
STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 19,981,901 and 19,540,310 issued and outstanding	1,998	1,954
Additional paid-in capital	271,083,470	265,882,279
Accumulated deficit	(287,354,763)	(298,231,607)
Total stockholders’ deficit before non-controlling interest	(16,269,295)	(32,347,374)
Non-controlling interest	(48,748,186)	(44,197,384)
Total stockholders’ deficit	(65,017,481)	(76,544,758)
Total liabilities and stockholders’ deficit	$13,985,687	$13,281,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUE
Marine services	$166,832	$300,000	$438,208	$594,975
Operating and other	5,743	90,278	23,106	94,909
Total revenue	172,575	390,278	461,314	689,884
OPERATING EXPENSES
Marketing, general and administrative	1,820,858	2,292,082	3,698,702	4,210,578
Operations and research	1,498,701	1,229,634	3,286,560	6,286,169
Total operating expenses	3,319,559	3,521,716	6,985,262	10,496,747
LOSS FROM OPERATIONS	(3,146,984)	(3,131,438)	(6,523,948)	(9,806,863)
OTHER INCOME (EXPENSE)
Interest Income	23,424	2,178	411,956	2,272
Interest expense	(4,333,224)	(3,552,539)	(8,141,810)	(6,778,193)
Gain (loss) on debt extinguishment	(301,414)	—	21,177,200	—
Other	(283,897)	140,361	(606,148)	(49,896)
Total other income (expense)	(4,895,111)	(3,410,000)	12,841,198	(6,825,817)
INCOME/(LOSS) BEFORE INCOME TAXES	(8,042,095)	(6,541,438)	6,317,250	(16,632,680)
Income tax benefit (provision)	3,046	—	8,792	—
NET INCOME(LOSS) BEFORE NON-CONTROLLING INTEREST	(8,039,049)	(6,541,438)	6,326,042	(16,632,680)
Non-controlling interest	2,315,359	1,857,953	4,550,802	3,718,966
NET INCOME (LOSS)	$(5,723,690)	$(4,683,485)	$10,876,844	$(12,913,714)
NET INCOME (LOSS) PER SHARE
Basic (See Note 2)	$(0.29)	$(0.30)	$0.55	$(0.86)
Diluted (See Note 2)	$(0.29)	$(0.30)	$0.54	$(0.86)
Weighted average number of common shares outstanding
Basic	19,918,677	15,803,746	19,793,265	15,088,662
Diluted	19,918,677	15,803,746	20,019,461	15,088,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S DEFICIT - Unaudited

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at March 31, 2023	$1,989	$270,608,427	$(281,631,073)	$(46,432,827)	$(57,453,484)
Share-based compensation	9	355,483	—	—	355,492
Fair value of warrants issued	—	119,560	—	—	119,560
Net (loss)	—	—	(5,723,690)	(2,315,359)	(8,039,049)
Balance at June 30, 2023	$1,998	$271,083,470	$(287,354,763)	$(48,748,186)	$(65,017,481)

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at March 31, 2022	$1,448	$249,189,881	$(283,321,086)	$(38,315,825)	$(72,445,582)
Share-based compensation	4	412,194	—	—	412,198
Common stock issued for cash, net	494	9,274,068	—	—	9,274,562
Fair value of warrants issued	—	5,446,965	—	—	5,446,965
Net (loss)	—	—	(4,683,485)	(1,857,953)	(6,541,438)
Balance at June 30, 2022	$1,946	$264,323,108	$(288,004,571)	$(40,173,778)	$(63,853,295)

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at December 31, 2022	$1,954	$265,882,279	$(298,231,607)	$(44,197,384)	$(76,544,758)
Share-based compensation	14	665,067	—	—	665,081
Common stock issued for debt extinguishment	30	999,970	—	—	1,000,000
Fair value of warrants issued	—	3,536,154	—	—	3,536,154
Net income (loss)	—	—	10,876,844	(4,550,802)	6,326,042
Balance at June 30, 2023	$1,998	$271,083,470	$(287,354,763)	$(48,748,186)	$(65,017,481)

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at December 31, 2021	$1,431	$249,055,600	$(275,090,857)	$(36,454,812)	$(62,488,638)
Share-based compensation	21	546,475	—	—	546,496
Common stock issued for cash, net	494	9,274,068	—	—	9,274,562
Fair value of warrants issued	—	5,446,965	—	—	5,446,965
Net (loss)	—	—	(12,913,714)	(3,718,966)	(16,632,680)
Balance at June 30, 2022	$1,946	$264,323,108	$(288,004,571)	$(40,173,778)	$(63,853,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before non-controlling interest	$6,326,042	$(16,632,680)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment in unconsolidated entity	(438,208)	(594,975)
Depreciation	289,511	10,325
Financing fees amortization	268,673	73,448
Amortization of loan prepayment premium	—	300,000
Amortization of finance liability	116,826	—
Note payable interest accretion	857,549	140,153
Note receivable interest accretion	(288,991)	—
Non-cash operating lease expense	86,917	78,522
Share-based compensation	372,831	731,498
Gain on debt extinguishment, net of note receivable write-off	(21,177,200)	—
(Gain) on sale of fixed assets	(40,000)	—
Payment of operating lease liability	(89,852)	(78,434)
Non-cash interest	4,918	—
(Increase) decrease in:
Accounts receivable	(997,642)	(60,672)
Accrued interest receivable	(176,501)	—
Deferred tax asset	(10,327)	—
Other assets	(33,779)	229,553
Increase (decrease) in:
Accounts payable	(1,056,107)	6,336,234
Accrued expenses and other	8,616,587	6,716,044
NET CASH USED IN OPERATING ACTIVITIES	(7,368,753)	(2,750,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	40,001	—
Purchase of property and equipment	(97,589)	(312,399)
Proceeds from note receivable repayment	1,000,000	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	942,412	(312,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	15,067,746	2,200,000
Waiver fee paid	(1,000,000)	—
Equity issuance costs	—	(1,790,848)
Offering cost paid on financing	(98,504)	—
Payment of debt obligation	(11,139,244)	(5,073,804)
Repurchase of stock-based awards withheld for payment of withholding tax requirements	—	(524,263)
Proceeds from failed sale leaseback, net	4,050,000	—
Proceeds from sale of common stock	—	16,512,375
Payment on failed sale leaseback	(65,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,814,998	11,323,460

NET INCREASE IN CASH AND CASH EQUIVALENTS	388,657	8,260,077

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,443,421	2,274,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,832,078	$10,534,828
SUPPLEMENTARY INFORMATION:
Interest paid	$1,347,107	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Director compensation settled with equity	$292,236	$339,262
Conversion of debt to common stock	$1,000,000	$—
Warrants issued	$3,536,154	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited - Continued

Non-Cash Disclosure:

During the six months ended June 30, 2023 and 2022, we received $4,633 and $5,288,385, respectively, in non-cash financing associated with our litigation financing as described in Note 9 Loans Payable – Litigation Financing. The funder paid this amount directly to vendors used in our North American Free Trade Agreement (“NAFTA”) litigation support.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2023 and the results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year.

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

The Company currently generates revenues from service contracts with customers. Currently, there are two sources of revenue, marine services and other services. The contracts for these services provide research, scientific services, marine operations planning, management execution and project management. These services are billed generally on a monthly basis and recognized as revenue as the services are performed. Revenue is recognized at a point in time as services are provided, as the customers simultaneously receive and consume the benefits provided by the Company. The Company generally does not receive any upfront consideration for these services, and there is no variable consideration for the services. Costs associated with both services include all direct consulting labor, and minimal supplies, and are charged to operations as a component of Operations and Research.

Accounts receivable are based on amounts billed to customers. Generally accepted accounting principles state an estimate is to be made for current expected credit losses. We have determined no allowance is currently necessary. If we were to have a recorded allowance, the accounts receivable would be stated net of the recorded allowance.

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

Exploration License

The Company follows the guidance pursuant to ASU 350, “Intangibles-Goodwill and Other” ("ASC topic 350") in accounting for its Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The exploration license is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. The recoverability of the license will be tested whenever circumstances indicate that its carrying amount may not be recoverable per the guidance of the ASC topic 350. We did not have any impairments for the three and six months ended June 30, 2023 and 2022, respectively.

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

For the six months ended June 30, 2023 and 2022, the basic weighted average common shares outstanding year-to-date were 19,793,265 and 15,088,662, respectively, and diluted weighted average common shares outstanding year-to-date were 20,019,461, and 15,088,662, respectively. For the periods in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

The potential common shares in the following tables represent potential common shares calculated using the if-converted method from outstanding options, stock awards and warrants that were excluded from the calculation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Average market price during the period	$3.24	$4.85	$3.22	$5.38
In the money potential common shares from options excluded	18,422	22,493	—	22,493
In the money potential common shares from warrants excluded	—	7,496,331	—	7,496,331

Potential common shares from out of the money options and warrants were also excluded from the computation of diluted EPS because calculation of the associated potential common shares has an anti-dilutive effect on EPS. The following table lists options and warrants that were excluded from diluted EPS:

	Three Months Ended		Six Months Ended
Per share exercise price	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Out of the money options excluded:
$3.42	3,091	—	3,091	—
$3.43	17,105	—	17,105	—
$3.53	200,000	—	200,000	—
$3.59	7,521	—	7,521	—
$3.60	604,243	—	604,243	—
$12.48	136,833	136,833	136,833	136,833
$12.84	4,167	4,167	4,167	4,167
$26.40	75,158	75,158	75,158	75,158
Out-of-the-money warrants excluded:
$3.35	4,939,515	—	4,939,515	—
$3.78	3,584,828	—	3,584,828	—
$3.99	551,378	—	551,378	—
$4.67	131,816	—	131,816	—
$4.75	1,873,622	—	1,873,622	—
$5.76	196,135	196,135	196,135	196,135
$7.16	700,000	700,000	700,000	700,000
Total excluded	13,025,412	1,112,293	13,025,412	1,112,293

The equivalent common shares relating to our unvested restricted stock awards that were excluded from potential common shares in the earning per share calculation due to having an anti-dilutive effect are:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Excluded unvested restricted stock awards	207,774	283,812	—	283,812

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$(5,723,690)	$(4,683,485)	$10,876,844	$(12,913,714)
Numerator, basic and diluted net loss available to stockholders	$(5,723,690)	$(4,683,485)	$10,876,844	$(12,913,714)
Denominator:
Shares used in computation – basic:
Weighted average common shares outstanding	19,918,677	15,803,746	19,793,265	15,088,662
Shares used in computation – diluted:
Weighted average common shares outstanding	19,918,677	15,803,746	20,019,461	15,088,662
Net (loss) income per share – basic	$(0.29)	$(0.30)	$0.55	$(0.86)
Net (loss) income per share – diluted	$(0.29)	$(0.30)	$0.54	$(0.86)

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

At June 30, 2023 and December 31, 2022, the Company did not have any financial instruments measured on a recurring basis.

NOTE 3 – ACCOUNTS RECEIVABLE AND OTHER RELATED PARTY, NET

Our accounts receivable consist of the following:

	June 30, 2023	December 31, 2022
Related party (see Note 5)	$5,132	$7,515
Other	1,000,025	—
Total accounts receivable and other, net	$1,005,157	$7,515

NOTE 4 – SHORT-TERM NOTES RECEIVABLE RELATED PARTY

Our short-term notes receivable consisted of the following:

	June 30, 2023	December 31, 2022
Related party (see Note 5)	$690,795	$1,576,717
Short-term notes receivable	$690,795	$1,576,717

NOTE 5 – RELATED PARTY TRANSACTIONS

We currently provide services to a deep-sea mineral exploration company, CIC Limited (“CIC”), which was organized and is majority owned and controlled by Greg Stemm, Odyssey’s past Chairman of the Board. Mr. Stemm’s involvement with this company was disclosed to, and approved by, the Odyssey Board of Directors and legal counsel pursuant to the terms of Mr. Stemm’s consulting agreement in effect at that time. A current Odyssey director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.5% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules. We are providing these services to CIC pursuant to a Master Services Agreement that provides for back-office services in exchange for a recurring monthly fee as well as other deep-sea mineral related services on a cost-plus profit basis and will be compensated for these services with a combination of cash and equity in CIC. For the three months ended June 30, 2023 and 2022, we invoiced CIC a total of $172,575 and $390,278, respectively, and for the six months ended June 30, 2023 and 2022, we invoiced CIC a total of $461,314 and $689,884 respectively, which was for technical and support services. We have the option to accept equity in payment of the amounts due from CIC. See Note 3 Accounts Receivable and Other Related Party, Net for related accounts receivable and Note 4 Short-term Notes Receivable Related Party, Net for related short-term notes receivable at June 30, 2023 and December 31, 2022, and Note 6 Investment in Unconsolidated Entity for our investment in the unconsolidated entity.

In furtherance of the Master Services Agreement, we are financing the acquisition of certain equipment required for implementation of CIC’s Marine Operations Plan, which is the comprehensive work plan for offshore operations, including exploration, survey and sampling of potential mineral deposits. As of June 30, 2023 we have paid $279,991 toward the purchase of this equipment, and CIC has reimbursed $136,860 of that amount. The remaining balance CIC owes to us has been included in the Services Agreement Note Receivable balance described below.

We have the option to accept equity in payment of the amounts due from CIC. See NOTE 3 for related accounts receivable at June 30, 2023 and December 31, 2022 and NOTE 6 for our investment in an unconsolidated entity.

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

On December 13, 2022, CIC issued a Services Agreement Note to us. Pursuant to the Services Agreement Note, as amended on June 30, 2023, and August 8, 2023, Odyssey agreed to extend the terms of its outstanding accounts receivables balance for past and future services performed under the Master Services Agreement for an amount not to exceed $625,000. The note bears interest at a rate of 1.5% per month and matures on August 15, 2023. Interest is due and payable on the first day of each month for the previous month. The March 31, 2023 and December 31, 2022 carrying values of the note receivable were $625,083 and $503,059, respectively. At June 30, 2023 and December 31, 2022, we recorded $65,712 and $377, respectively, in accrued interest receivable, which is included in the note receivable balance. The terms of the Services Agreement Note are not necessarily indicative of the terms that would have been provided had a comparable transaction been entered into with independent parties.

On July 15, 2021, MINOSA assigned $404,633 of its indebtedness with accumulated accrued interest of $159,082 to a former director of the Company under the same terms as the original agreement, and that indebtedness continued to be convertible at a conversion price of $4.35. This transaction was reviewed and approved by the independent members of the Company’s board of directors. On March 6, 2023, this note was terminated and Odyssey issued a new note, see Note 9 Loans Payable– MINOSA 2 for detail.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED RELATED ENTITY

At June 30, 2023 and December 31, 2022, our accumulated investment in CIC was $4,842,925 and $4,404,717, respectively, which is classified as an investment in unconsolidated entity in our condensed consolidated balance sheets.

NOTE 7 - INCOME TAXES

During the three months ended June 30, 2023, we generated a federal net operating loss (“NOL”) carryforward of $11.6 million and generated $4.9 million of foreign NOL carryforwards. As of June 30, 2023, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $241.6 million and net operating loss carryforwards for foreign income tax purposes of approximately $88.4 million. From 2025 through 2027, approximately $47 million of the NOL will expire, and from 2028 through 2037, approximately $128 million of the NOL will expire. The NOL generated in 2018 through 2022 of approximately $67 million will be carried forward indefinitely.

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

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us.

Our 2023 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever became insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements. During March 2023, we entered Note and Warrant Purchase Agreement pursuant to which we issued and sold to an institutional investor a promissory note (the “Note”) in the principal amount of up to $14.0 million, of which $13.1 million was advanced in March 2023 and an additional $450,000 was advanced during the three months ended June 30, 2023. On April 4, 2023, and June 30, Odyssey entered into a $3.5 million and $1.0 million sale-leaseback arrangements, respectively, for marine equipment. A portion of the proceeds of the April sale-leaseback transaction was used to repay the note outstanding to the seller of the marine equipment that we issued in December 2022. On April 6, 2023, CIC repaid principal and interest in the aggregate amount of $1,068,000 in full satisfaction of the convertible promissory note and the Loan Agreement. On June 26, 2023, Odyssey entered into note purchase agreement with 37North SPV 11, LLC for $1.0 million. The balance of the proceeds from the Note, after payment of certain obligations, the sale-leaseback arrangements and the CIC loan and note repayment, together with other anticipated cash inflows, are expected to provide operating funds through 2024.

Our consolidated non-restricted cash balance at June 30, 2023 was $1.8 million. We have a working capital deficit at June 30, 2023 of ($35.7) million. The total consolidated book value of our assets was approximately $14.0 million at June 30, 2023, which includes cash of $1.8 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Lease commitment

At June 30, 2023, the right of usage (“ROU”) asset and lease obligations for our two real property operating leases were $213,108 and $225,943, respectively.

The remaining lease payment obligations, which include an interest component of $13,988, are as follows:

Year ending December 31,	Annual payment obligation
2023	106,117
2024	133,814
$239,931

We recognized approximately $53,084 and $54,500 in rent expense associated with these leases for the three months ended June 30, 2023 and 2022, respectively, and approximately $123,911 and $109,000 in rent expense for the six months ended June 30, 2023 and 2022, respectively.

NOTE 9 –LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable		Interest expense
			Three Months Ended		Six Months Ended
	June 30, 2023	December 31, 2022	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
MINOSA 1	$—	$14,750,001	$—	$294,191	$210,137	$585,150
MINOSA 2	—	5,050,000	—	125,904	89,932	250,424
Litigation financing	23,706,579	24,347,513	3,253,645	2,977,352	6,355,709	5,458,020
DP SPV I LLC note	10,789,776	—	924,676	—	1,240,656	—
Emergency Injury Disaster Loan	150,000	149,900	1,402	1,461	2,789	2,922
Vendor note payable	484,009	484,009	14,480	14,481	28,802	28,803
Seller note payable	—	1,400,000	1,962	—	64,696	—
AFCO Insurance note payable	188,037	562,280	2,849	—	10,595	—
Monaco	—	—	—	37,000	—	148,000
Pignatelli note	500,000	—	12,466	—	16,027	—
Galileo note	—	—	—	—	723	—
37North	1,004,918	—	4,918	100,000	4,918	300,000
Finance liability	4,101,826	—	116,826	—	116,826	—
	$40,925,145	$46,743,703

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

For the three months ended June 30, 2023 and 2022, we recorded $86,130 and $72,013, respectively, of interest expense from the amortization of the debt discount, $36,724 and $36,724 of interest expense from financing fee amortization, respectively, and $88,178 and $0 of interest expense from the amortization of the waiver discount, respectively. For the six months ended June 30, 2023 and 2022, we recorded $167,614 and $140,153 of interest expense from the amortization of the debt discount, $73,448 and $73,448 of interest expense from financing fee amortization, and $113,372 and $0 from the amortization of waiver discount, respectively. The June 30, 2023 and December 31, 2022 carrying value of the debt was $23,706,579 and $24,347,513, respectively, and was net of unamortized debt fees of $73,449 and $146,897, respectively, as well as the net unamortized debt discount of $186,382 and $353,996, respectively, associated with the fair value of the warrant, and net of the unamortized waiver fee of $886,628 and $0, respectively. The total face value of this obligation at June 30, 2023 and December 31, 2022 was $24,853,038 and $24,848,406, respectively.

Galileo

On February 28, 2023, Odyssey issued a $300,000 11.0% Promissory Note to Galileo NCC Inc ("Galileo"). The Promissory Note was payable on April 1, 2023. On March 6, 2023, Odyssey repaid this note payable in full with proceeds from the issuance of the DP SPV Note (as defined below).

DP SPV I LLC

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “DP SPV Note”) in the principal amount of up to $14.0 million, of which $13.1 million was advanced in March 2023 and an additional $450,000 was advanced during the three months ended June 30, 2023 and (b) a warrant (the “Warrant” and, together with the DP SPV Note, the “Securities”) to purchase shares of Odyssey’s common stock.

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

In connection with the execution and delivery of the Purchase Agreement, Odyssey entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which Odyssey registered the offer and sale of the shares (the “Exercise Shares”) of Odyssey common stock issuable upon exercise of the Warrant in a Prospectus filed with the Securities and Exchange Commission (the “SEC”) and declared effective as of June 1, 2023.

We incurred $98,504 in related fees which are being amortized over the term of the Purchase Agreement and charged to legal expense with-in marketing, general and administrative expense. The total proceeds of $13.6 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3,536,154, which is being amortized over the remaining term of the Purchase Agreement using the effective interest method, which is charged to interest expense.

For the three months ended June 30, 2023, we recorded $542,186 of interest expense from the amortization of the debt discount and $16,268 interest from the fee amortization, respectively. The June 30, 2023 carrying value of the debt was $10,789,776 and was net of unamortized debt fees of $77,587, net of unamortized debt discount of $2,785,283 associated with the fair value of the warrant. The total face value of this obligation at June 30, 2023 was $13,652,646. For the six months ended June 30, 2023, we recorded $750,871 of interest expense from the amortization of the debt discount and $20,916 interest from the fee amortization, respectively. The June 30, 2023 carrying value of the debt was $10,789,776 and was net of unamortized debt fees of $77,587, net of unamortized debt discount of $2,785,283 associated with the fair value of the warrant. The total face value of this obligation at June 30, 2023 was $13,652,646.

37North

On June 29, 2023 we entered into a Note Purchase Agreement (“Note Agreement”) with 37North SPV 11, LLC (“37N”) pursuant to which 37N agreed to loan us $1,000,000. The proceeds from this transaction were received in full on June 29, 2023. Pursuant to the Note Agreement, the indebtedness was non-interest bearing and matured on July 30, 2023. At any time from 31 days after the maturity date, 37N has the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 120% of the amount of the indebtedness, by (B) the lower of $3.66 or 70% of the 10-day volume-weighted average price of Common Stock. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness is not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or (iii) exceed the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.

Any time prior to maturity, we had the option to prepay the indebtedness at an amount of 108% of the unpaid principal. From the maturity date to 29 days after the maturity date (August 27, 2023), we are permitted to repay all (but not less than) of an amount equal to 112.5% of the unpaid amount of the indebtedness. At any time after the 30th day after the maturity date (August 28, 2023), we are permitted to repay all (but not less than) of an amount equal to 115% of the unpaid amount of the indebtedness after 10 days' notice. If 37N delivers an exercise notice during this 10-day period, the Note would be converted to shares of Common Stock, instead of being repaid.

If 37N delivers an exercise notice and the number of shares issuable is limited by the 19.9% limitation outlined above, then we are permitted to repay all of the remaining unpaid amount of the Loan in an amount equal to 130% of the remaining unpaid amount.

Accounting considerations

We evaluated the indebtedness and determined that the embedded conversion option is not considered clearly and closely related to the host contract and requires bifurcation. The optional prepayment option provides the right to accelerate the settlement of debt; however, the prepayment options can only be exercised by the Company. As such, they are considered clearly and closely related to the debt host instrument and bifurcation was not necessary. Although the indebtedness did not bear interest, it was required to be repaid at amounts greater than the face value. According to ASC 470-10-35-2, if a debt instrument has a contractual maturity date that can be extended at the issuer’s option, at an increasing rate, the debt discounts and issuance costs must be amortized over the period in which the debt is estimated to be outstanding, even if that period extends beyond the debt’s original contractual maturity date. The difference between the proceeds received and the repayment amount are generally amortized over the expected life of the indebtedness using the effective interest method. Management estimated the expected life to be very limited, so the expected repayment amount of $1.2 million, representing 120% of the indebtedness, was recorded upon issuance of the Note Agreement.

Certain default put provisions were not considered to be clearly and closely related to the debt host, but management concluded that the value of these default put provisions was de minimis.

Seller Note Payable

On December 2, 2022, we executed an Amended and Restated Purchase and Sale Agreement ("Purchase and Sale Agreement") with the seller of certain marine equipment ("Seller"). Pursuant to the Purchase and Sale Agreement, Seller agreed to sell us the marine equipment, related tooling items and spares for $2.5 million. On or before the closing date, Odyssey paid the Seller $1.1 million for the acquisition of the assets. Pursuant to the Purchase and Sale Agreement, we paid the Seller the $1.4 million balance of the purchase price as a fully amortizing loan, bearing interest at a rate of 20% per annum, and maturing on June 5, 2024 (the "Seller Note"). On April 4, 2023, we paid this loan in full.

Accrued interest

Total accrued interest associated with our financings was $29,718,006 and $35,131,587 as of June 30, 2023 and December 31, 2022, respectively. Accrued interest is included in accrued expenses on the accompanying condensed consolidated balance sheets.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Compensation and incentives	$435,269	$354,187
Professional services	436,024	470,546
Deposit	729,991	657,331
Interest	29,718,006	35,131,587
Accrued exploration license fees	5,599,888	3,867,553
Total accrued expenses	$36,919,178	$40,481,204

Deposits primarily consist of an earnest money deposit of $450,000 from CIC. The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or consummated.

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

Warrant

In conjunction with the Purchase Agreement on March 6, 2023, as described above, we issued the Warrant to purchase up to 3,584,828 shares of our common stock. The Warrant has an exercise price of $3.78 per share and is exercisable at any time during the three years after issuance ending on the close of business on March 6, 2026.

Stock-Based Compensation

The share-based compensation charged against income, related to our options and restricted stock units, for the three months ended June 30, 2023 and 2022, was $250,492 and $418,852, respectively. The share-based compensation charged against income for the six months ended June 30, 2023 and 2022 was $372,831 and $731,498, respectively.

We granted to purchase an aggregate of 6,541 shares of Common Stock options to directors on May 24, 2023, and 200,000 to employees on June 9, 2023. The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The options were valued with the following assumptions used for grants issued in the table below. Expected volatilities are based on historical volatility of the Company’s stock as well as other companies operating similar businesses. The expected term (in years) is determined using historical data to estimate option exercise patterns. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk-free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option.

	May 24, 2023	June 9, 2023
Risk free interest rate	3.76%	3.92%
Expected life	5 years	5 years
Expected volatility	65.12%	65.20%
Expected dividend yield	—	—
Grant-date fair value	1.72	2.04

NOTE 12 – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

For the six months ended June 30, 2023 and 2022, we had one customer, CIC, which is a related party (see Note 5 Related Party Transactions), that accounted for 100% of our total revenue in both years.

NOTE 13 – SALE-LEASEBACK FINANCING OBLIGATIONS

On April 4, 2023 and June 30, 2023, the Company's subsidiaries sold marine equipment to separate third-party buyers for $3.5 million and $1.0 million, respectively. Simultaneously with each sale, the subsidiaries entered into lease agreements with each buyer of the respective marine equipment (the sale of the property and simultaneous leaseback is referred to as a “sale-leaseback”). Each of the leases is for a term of 4 years. Under the terms of the lease agreements, the initial base rent is $35,000 and $10,000 per month, respectively. As a part of each of the lease agreements, the lessee is granted an option to purchase the marine equipment back from the buyer, that can be exercised at any time during the period commencing on the first anniversary of the date of the agreements and ending on the day that is 120 days prior to the expiration of the lease term. If the lessee has not already delivered such notice at least 120 days prior to the expiration of the lease term, it is required to purchase the marine equipment upon the expiration of the lease term.

The Company accounted for the sale-leaseback transactions as financing transactions with the purchasers of the property in accordance with Accounting Standards Codification ("ASC") Topic 842 as the lease agreements were determined to be finance leases. The Company concluded the lease agreements both met the qualifications to be classified as finance leases due to the obligation to repurchase the equipment.

The presence of a finance lease indicates that control of the equipment has not transferred to the buyer/lessor and, as such, the transactions were each deemed a "failed sale-leaseback" and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the buyer/lessor in the form of a hypothetical loan collateralized by its leased equipment. The hypothetical loan is payable as principal and interest in the form of “lease payments”

to the buyer/lessor. As such, the Company will not derecognize the property from its books for accounting purposes until the lease ends.

As of June 30, 2023, the carrying value of the financing liabilities were $3,201,450 and $900,376. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. No gain or loss was recognized related to the sale leasebacks.

Under the April 4, 2023 and June 30, 2023 sale-leasebacks, the Company recorded third party payments of $350,000 and $100,000 respectively, as a cost of the financing obligation and recorded them as a discount.

Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

Year ending December 31,	Annual payment obligation
2023	260,000
2024	540,000
2025	540,000
2026	540,000
2027	4,710,000
$6,590,000

NOTE 14 – SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the date that this Form 10-Q is filed with the SEC.

Ocean Minerals, LLC Acquisition

On June 4, 2023, Odyssey, Odyssey Minerals Cayman Limited, a wholly owned subsidiary of Odyssey (the “Purchaser”), and Ocean Minerals, LLC (“OML”) entered into a Unit Purchase Agreement (the “OML Purchase Agreement”) pursuant to which the Purchaser agreed to purchase, and OML agreed to issue and sell to the Purchaser, an aggregate of 733,497 membership interest units of OML (the “Purchased Units”) for a purchase price of $15.0 million. After giving effect to the issuance and sale of all the Purchased Units, the Purchased Units represent 13% of the issued and outstanding membership interest units of OML (based upon the number of membership interest units outstanding on June 1, 2023).

The initial closing with respect to the Purchased Units occurred on July 3, 2023, on which date OML issued 293,399 of the Purchased Units to the Purchaser in exchange for (a) a payment of $1.0 million in cash by the Purchaser to OML and (b) Odyssey’s transfer to OML of all the outstanding shares of Odyssey Retriever, Inc., a wholly owned subsidiary of Odyssey, valued by the parties at $5.0 million. In one or more closings to be held no later than the three-month anniversary of the initial closing date, OML will issue an additional 195,599 of the Purchased Units to the Purchaser for an aggregate purchase price of $4.0 million paid to OML. A final closing with respect to the Purchased Units will occur on the earlier of (x) the date that is 30 days after OML notifies that it has received (and provided a copy to Odyssey of) a specified resource report providing an indicated resource estimate for the area covered by OML’s exploration license or (y) the first anniversary of the initial closing. At the final closing, OML will issue an additional 244,499 of the Purchased Units to the Purchaser for an aggregate purchase price of $5.0 million paid to OML.

The Purchase Agreement also provides the Purchaser the right, but not the obligation, at any time and from time to time prior to the 18-month anniversary of the initial closing, to purchase up to an additional 1,466,993 membership interest units of OML (the “Optional Units”) at a purchase price equal to $20.45 per membership interest unit. If the Purchaser has not purchased all the Optional Units prior to the 18-month anniversary of the initial closing, the Purchaser may purchase any of such unpurchased Optional Units at a price equal to 90.0% of the purchase price per membership interest unit paid in the most recent sale of membership interest units by OML immediately prior to such discounted purchase of Optional Units by the Purchaser.

The Purchase Agreement sets forth customary representations, warranties, and covenants of the parties and customary conditions to closing and termination provisions.

Equity Exchange Agreement

In connection with the transactions contemplated by the Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Exchange Agreement”) pursuant to which such members of OML have the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s common stock, exercisable at any time and from time to time during the period beginning on the six-month anniversary of the date of the Exchange Agreement and ending on the date that is the earliest of (a) the date on which a dissolution event occurs with respect to OML, (b) the date on which a material adverse effect occurs with respect to OML, and (c) the date that is 18 months after the date of the Exchange Agreement. If a member of OML elects to exchange membership interest units of OML for shares of Odyssey’s common stock, the number of shares of Odyssey’s common stock such member will receive will equal the product of (x) the number of membership interest units such member desires to exchange, multiplied by (y) a fraction, the numerator of which is the per unit value of the membership interest units and the denominator of which is the per share value of the shares of Odyssey’s common stock, in each case determined pursuant to the Exchange Agreement. Under the terms of the Exchange Agreement, the per unit value of the membership interest units means the greater of $20.45 and the purchase price per membership interest unit paid in the most recent sale of membership interest units by OML, and the per share value of the shares of Odyssey’s common stock means the greater of the “Minimum Price,” as defined in NASDAQ Rule 5635(d), and the five-day volume-weighted average price per share of the common stock.

Notwithstanding anything in the Exchange Agreement to the contrary, the aggregate maximum number of shares of Odyssey’s common stock that may be issued under the Exchange Agreement will not (a) exceed 19.9% of the number of outstanding shares of Odyssey’s common stock immediately prior to the date of the Exchange Agreement, (b) exceed 19.9% of the combined voting power of the outstanding voting securities of Odyssey immediately prior to the date of the Exchange Agreement, or (c) otherwise exceed such number of shares of Odyssey’s common stock that would violate applicable listing rules of the NASDAQ Capital Market.

Contribution Agreement

In connection with the transactions contemplated by the Purchase Agreement, Odyssey, the Purchaser, and OML also entered into a Contribution Agreement pursuant to which additional membership interest units of OML may be issued to the Purchaser in consideration of the contribution to OML by Odyssey from time to time of certain property or other assets and services with an aggregate value of up to $10.0 million.

CIC Services Agreement

On August 8, 2023, the CIC Services Agreement Note was amended to extend the maturity date of the Note to August 15, 2023.

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

Our subsea project portfolio contains multiple projects in various stages of development throughout the world and across different mineral resources. We are regularly evaluating new projects through the development of new deposits, acquisition of mineral rights/deposits and through a leveraged contracting model, which allows the company to earn equity in deep-sea mineral projects.

With respect to mineral deposits, Subpart 1300 of Regulations S-K outlines the SEC’s basic mining disclosure policy and what information may be disclosed in public filings.

Subsea Mineral Mining Exploration Projects

ExO Phosphate Project:

The “Exploraciones Oceánicas” ("ExO") Phosphate Project is a rich deposit of phosphate sands located 70-90 meters deep within Mexico’s Exclusive Economic Zone ("EEZ"). This deposit contains a large amount of high-grade phosphate rock that can be extracted on a financially attractive basis (essentially a standard dredging operation). The product will be attractive to Mexican and other world producers of fertilizers and can provide important benefits to Mexico’s agricultural development.

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

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for litigation costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See NOTE 9 Loans Payable – Litigation Financing).

CIC Project:

CIC Limited ("CIC") is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of development of the project. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster.

On February 23, 2022, the Cook Islands Seabed Minerals Authority ("SBMA") awarded CIC a five-year exploration license beginning June 2022. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling and testing of vessels and equipment, which informed requirements for viable operational functions as the basis for a longer term operation over the license period. The early operations also resulted in preliminary resource sampling, which will ultimately accrue to the resource evaluation and regional environmental assessment when primary operations commence in 2023.

Through a wholly owned subsidiary, we have earned and now hold approximately 14.67% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company.

We have the ability to earn up to an aggregate of 20.0 million equity units over the next several calendar years, which represents an approximate 16.0% interest in CIC, based upon the currently outstanding equity units. This means we can earn approximately 1.7 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to CIC (see Note 6 Investment in Unconsolidated Entity).

Ocean Minerals, LLC Project:

Ocean Minerals LLC (“OML”) is a deepwater critical metals exploration and development company incorporated in the Cayman Islands. Moana Minerals Limited ("Moana Minerals") is a wholly owned subsidiary of Ocean Minerals LLC and is a deepwater critical metals exploration and development company incorporated in the Cook Islands with offices and operations based in Rarotonga, Cook Islands. In 2022, the Cook Island's Seabed Mineral Authority ("SBMA") awarded Moana Minerals a five-year exploration license ("EL3") for a 23,630 square kilometer area in the Cook Islands’ EEZ.

Moana Minerals has discovered polymetallic nodules in their exploration license area and, pursuant to the SBMA's standards and guidelines, it is conducting further exploration activities to increase confidence in the reported mineral resource and size of the reported mineral resources and to secure environmental approvals to perform commercial operations. OML and its project partners are also advancing work to develop recovery systems to harvest and process these high-quality seafloor polymetallic nodules commercially.

On June 4, 2023, Odyssey entered into a purchase agreement to acquire a 13% interest in OML in exchange for a contribution by Odyssey of its interest in a 6,000-meter remotely operated vehicle ("ROV") and cash contributions of up to $10 million in a series of transactions over the next year. The purchase agreement allows Odyssey to acquire up to 40% of OML over the next 18 months at Odyssey’s discretion.

The 6,000-meter rated ROV contributed to OML by Odyssey will provide OML with an additional tool to advance the project toward eventual applications for an environmental permit and harvesting license when exploration and feasibility studies are completed and demonstrate how harvesting can be done without serious environmental harm. Over the next year, OML expects to advance its current JORC-compliant report, substantially increasing resources reporting to indicated and measured confidence levels and completing its preliminary Feasibility Study, among other important project milestones.

South American Projects:

Odyssey reached an exclusive agreement in early 2022 with BlueSea Minerals, Ltd. and BlueSea Minerals Brasil Ltda, (collectively, “BlueSea Group”) to create a new joint venture company (the “JV”) in which Odyssey will own a 75% interest. The JV would have exclusive rights to 19 highly prospective phosphate areas in the Exclusive Economic Zone ("EEZ") of a South American country. Odyssey has determined that it will not actively pursue this project at this time, but it will continue to explore this and other potential opportunities in South America.

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

Previous exploration expeditions in the license area, including research conducted by Odyssey, indicate it is highly prospective for commercially viable gold content.

In August 2021, Papua New Guinea (“PNG”) issued a permit extension allowing Odyssey to continue with our exploration program. We have developed an exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. The Company met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work began in late 2021 and is ongoing. Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.

Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lihir license area and was completed in 2022. This work produced a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This allowed characterization of the geologic setting of the area and essentially created a “snapshot” of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling. In the first half of 2023, a comprehensive project plan was designed identifying specific target areas for geological and environmental samples to be collected in future offshore operations. No timetable has been set for operations to commence, as operational plans are currently being developed.

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

Three months ended June 30, 2023, compared to three months ended June 30, 2022

Increase/(Decrease)			2023 vs. 2022
(Dollars in thousands)	2023	2022	$	%
Total revenues	$173	$390	$(217)	(55.6)%
Marketing, general and administrative	1,821	2,292	$(471)	(20.5)%
Operations and research	1,499	1,230	$269	21.9%
Total operating expenses	$3,320	$3,522	$(202)	(5.7)%
Total other income (expense)	$(4,895)	$(3,410)	$(1,485)	43.5%
Income tax benefit (provision)	$3	$—	$3	100.0%
Non-controlling interest	$2,315	$1,858	$457	24.6%
Net income (loss)	$(5,724)	$(4,683)	$(1,041)	22.2%

Revenue

The revenue generated in each period was a result of performing marine research and project administration for our customers and related parties. Total revenue for the three months ended June 30, 2023 decreased $217,000 to $173,000 compared to $390,000 from the three months ended June 30, 2022. One company to which we provided these services in both years is a deep-sea mineral exploration company, CIC, which we consider to be a related party since it is owned and controlled by our past Chairman of the Board (see NOTE 5 Related Party Transactions).

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Expenses decreased $471,000 to $1.8 million for the three months ended June 30, 2023, compared to $2.3 million from the three months ended June 30, 2022. The items contributing to this $471,000 decrease were a decrease of $86,000 in employee benefits and compensation related expenses, a decrease of $170,000 in legal and other professional expenses, and a decrease in share-based compensation of $168,000.

Operations and research expenses are primarily focused around deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses increased by $269,000 from three months ended June 30, 2023 to the three months ended June 30, 2022 a result of a $530,000 increase in expenses for marine equipment preparing for sea testing and a $168,000 increase in employee benefits and compensation related expenses, offset by a $361,000 decrease in litigation financing costs directly associated with our NAFTA arbitration.

Total Other Income and Expense

Total other income and expense was $4.9 million and $3.4 million in net expenses for three months ended June 30, 2023 and 2022, respectively, resulting in a net expense increase of $1.5 million. This variance was attributable to a $771,000 increase in interest expense in connection with our NAFTA litigation funding. Additionally, during the three months ended June 30, 2023, we recorded a $301,000 loss on the extinguishment of debt as a result of the write off of the CIC note receivable original issue discount.

Taxes and Non-Controlling Interest

Due to losses, we did not accrue any taxes in either period ending 2023 or 2022.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our condensed consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the condensed consolidated statements of operations. The non-controlling interest adjustment in the three months ended

June 30, 2023 was $2.3 million as compared to $1.9 million for the three months ended June 30, 2022. The substance of these amounts is primarily due to the increase in permits and other standard operating costs.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

Increase/(Decrease)			2023 vs. 2022
(Dollars in thousands)	2023	2022	$	%
Total revenues	$461	$690	$(229)	(33)%
Marketing, general and administrative	3,699	4,211	$(512)	(12.2)%
Operations and research	3,286	6,286	$(3,000)	(47.7)%
Total operating expenses	$6,985	$10,497	$(3,511)	(33.5)%
Total other income (expense)	$12,841	$(6,826)	$19,667	(288.1)%
Income tax benefit (provision)	$9	$—	$9	100%
Non-controlling interest	$4,551	$3,719	$832	22.4%
Net income (loss)	$10,877	$(12,914)	$23,791	(184.2)%

Revenue

Total revenue for the six months ended June 30, 2023 decreased $229,000 to $461,000 as compared to $690,000 from the six months ended June 30, 2022, which is consistent as compared to the same period a year ago.

Operating Expenses

Marketing, general and administrative expenses decreased $512,000 to $3.7 million for the six months ended June 30, 2023 as compared to $4.2 million for the six months ended June 30, 2022. The items contributing to this $512,000 decrease were a $359,000 decrease in share-based compensation expense, a $52,000 decrease in employee benefits and compensation related expenses, a $296,000 decrease in legal expenses. The decrease was offset by a $248,000 increase in other professional services.

Operations and research expenses decreased by $3.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 as a result of a $4.6 million decrease in litigation finance costs, offset by a $1.2 million increase in expenses for marine equipment preparing for sea testing, a $273,000 increase in depreciation expense, and a $105,000 increase in employee benefits and compensation related expenses.

Total Other Income and Expense

Total other income and expense was $12.8 million in net income and $6.8 million in net expense for 2023 and 2022, respectively, resulting in a net income increase of $19.7 million. This variance was attributable to a $21.2 million gain on debt extinguishment, a $1.4 million increase in interest expense and a $548,000 increase in foreign exchange rates expense.

Taxes and Non-Controlling Interest

The non-controlling interest adjustment for the six months ended June 30, 2023 was $4.6 million as compared to $3.7 million for the six months ended June 30, 2022. The substance of these amounts is primarily due to the increase in permits and other standard operating costs.

Liquidity and Capital Resources

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022
Summary of Cash Flows:
Net cash used in operating activities	$(7,369)	$(2,751)
Net cash used in investing activities	943	(312)
Net cash provided by financing activities	6,815	11,323
Net decrease in cash and cash equivalents	$389	$8,260
Beginning cash and cash equivalents	1,443	2,275
Ending cash and cash equivalents	$1,832	$10,535

Discussion of Cash Flows

Net cash used in operating activities for the six months ended June 30, 2023 was $7.4 million. This represents an approximate $4.6 million increase in use of funds when compared to the use of $2.8 million for the six months ended June 30, 2022. The net cash used in operating activities reflected a net loss before non-controlling interest of $8.0 million and is adjusted primarily by non-cash items of $20.0 million, which primarily includes share-based compensation of 373,000, note payable accretion of $858,000, offset by an investment in unconsolidated entity of $438,000. Other operating activities resulted in an increase in working capital of $6.3 million. This $6.3 million increase includes a $8.6 million increase to accrued expenses and an increase of $1.1 million to accounts payable in 2023. The increase in accrued expenses and accounts payable is predominantly related to our NAFTA financed litigation.

Cash flows used in investing activities for the six months ended June 30, 2023 and 2022 were minimal. During the six months ended June 30, 2023 the net cash used in investing activities was for the purchase of $943,000 of property and equipment.

Cash flows provided by financing activities for the six months ended June 30, 2023 were $6.8 million. The $6.8 million comprises $15.1 million received from the issuance of loans payable offset by the $11.1 million of debt obligation payments and $1.0 million attributable to a waiver fee payment. Cash flows provided by financing activities for the six months ended June 30, 2022 were $11.3 million. The $11.3 million comprises $2.2 million received from issuance of loans payable, $16.5 million the sale of common stock, $1.8 million due to offering cost paid on the sale of said common stock, $524,000 for the repurchase of stock based awards, and $5.1 million of debt obligation payments.

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2023, we had cash and cash equivalents of $1.8 million, an increase of $0.4 million from the December 31, 2022 balance of $1.4 million. Financial debt of the company was $36.8 million at June 30, 2023 and $46.7 million at December 31, 2022. During March 2023, we entered Note and Warrant Purchase Agreement, pursuant to which we issued and sold to an institutional investor (a) a promissory note (the “DP SPV Note”) in the principal amount of up to $14,0 million, of which $13.1 million was advanced in March 2023 and an additional $450,000 was advanced during the three months ended June 30, 2023 and (b) a warrant (the “Warrant” and, together with the Note, the “Securities”) to purchase up to 3,465,778 shares of Odyssey’s common stock. We also paid AHMSA $9.0 million in cash to terminate the Minosa Notes in cash and converted a portion of the MINOSA Notes into 304,879 shares of Odyssey’s common stock. During April 2023, Odyssey entered into a $3.5 million sale-leaseback arrangement for marine equipment and CIC repaid principal and interest in the aggregate amount of $1,068,000 in full satisfaction of the convertible promissory note and the Loan Agreement. A portion of the proceeds of the April sale-leaseback transaction was used to repay the note outstanding to the seller of the marine equipment that we issued in December 2022. During June 2023, Odyssey entered into note purchase agreement with 37North SPV 11, LLC for $1.0 million and entered into a $1.0 million sale-leaseback arrangement for marine equipment.

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

Financings

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable		Interest expense
			Three Months Ended		Six Months Ended
	June 30, 2023	December 31, 2022	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
MINOSA 1	$—	$14,750,001	$—	$294,191	$210,137	$585,150
MINOSA 2	—	5,050,000	—	125,904	89,932	250,424
Litigation financing	23,706,579	24,347,513	3,253,645	2,977,352	6,355,709	5,458,020
DP SPV I LLC note	10,789,776	—	924,676	—	1,240,656	—
Emergency Injury Disaster Loan	150,000	149,900	1,402	1,461	2,789	2,922
Vendor note payable	484,009	484,009	14,480	14,481	28,802	28,803
Seller note payable	—	1,400,000	1,962	—	64,696	—
AFCO Insurance note payable	188,037	562,280	2,849	—	10,595	—
Monaco	—	—	—	37,000	—	148,000
Pignatelli note	500,000	—	12,466	—	16,027	—
Galileo note	—	—	—	—	723	—
37North	1,004,918	—	4,918	100,000	4,918	300,000
Finance liability	4,101,826	—	116,826	—	116,826	—
	$40,925,145	$46,743,703

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

For the three months ended June 30, 2023 and 2022, we recorded $86,130 and $72,013, respectively, of interest expense from the amortization of the debt discount and $36,724 and $36,724 of interest from the fee amortization, respectively. For the six months ended June 30, 2023 and 2022, we recorded $167,614 and $140,153, respectively of interest expense from the amortization of the debt discount and $73,448 and $73,448 of interest from the fee amortization, respectively. The June 30, 2023 and December 31, 2022 carrying value of the debt was $23,706,579 and $24,347,513, respectively, and were net of unamortized debt fees of $73,449 and $146,897, respectively, as well as the net unamortized debt discount of $186,382 and $353,996, respectively, associated with the fair value of the warrant. The total face value of this obligation at June 30, 2023 and December 31, 2022 was $24,853,038 and $24,848,406, respectively.

DP SPV I LLC

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “ DP SPV Note”) in the principal amount of up to $14,0 million, of which $13.1 million was advanced in March 2023 and an additional $450,000 was advanced during the three months ended June 30, 2023 and (b) a warrant (the “Warrant” and, together with the DP SPV Note, the “Securities”) to purchase shares of Odyssey’s common stock.

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

We incurred $98,504 in related fees which are being amortized over the term of the Purchase Agreement and charged to legal expense with-in marketing, general and administrative expense. The total proceeds of $13.6 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3,536.154, which is being amortized over the remaining term of the Purchase Agreement using the effective interest method, which is charged to interest expense.

For the six months ended June 30, 2023, we recorded $750,871 of interest expense from the amortization of the debt discount and interest from the fee amortization, respectively. The June 30, 2023 carrying value of the debt was $10,789,776 and was net of unamortized debt fees of $77,587, net of unamortized debt discount of $2,785,283 associated with the fair value of the warrant. The total face value of this obligation at June 30, 2023 was $13,652,646.

37North

On June 29, 2023 we entered into a Note Purchase Agreement (“Note Agreement”) with 37North SPV 11, LLC (“37N”) pursuant to which 37N agreed to loan us $1,000,000. The proceeds from this transaction were received in full on June 29, 2023. Pursuant to the Note Agreement, the indebtedness was non-interest bearing and matured on July 30, 2023. At any time from 31 days after the maturity date, 37N has the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 120% of the amount of the indebtedness, by (B) the lower of $3.66 or 70% of the 10-day volume-weighted average price of Common Stock. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness is not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or (iii) exceed the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.

Any time prior to maturity, we had the option to prepay the indebtedness at an amount of 108% of the unpaid principal. From the maturity date to 29 days after the maturity date (August 27, 2023), we are permitted to repay all (but not less than) of an amount equal to 112.5% of the unpaid amount of the indebtedness. At any time after the 30th day after the maturity date (August 28, 2023), we are permitted to repay all (but not less than) of an amount equal to 115% of the unpaid amount of the indebtedness after 10 days' notice. If 37N delivers an exercise notice during this 10-day period, the Note would be converted to shares of Common Stock, instead of being repaid.

If 37N delivers an exercise notice and the number of shares issuable is limited by the 19.9% limitation outlined above, then we are permitted to repay all of the remaining unpaid amount of the Loan in an amount equal to 130% of the remaining unpaid amount.

Accounting considerations

We evaluated the indebtedness and determined that the embedded conversion option is not considered clearly and closely related to the host contract and requires bifurcation. The optional prepayment option provides the right to accelerate the settlement of debt; however, the prepayment options can only be exercised by the Company. As such, they are considered clearly and closely related to the debt host instrument and bifurcation was not necessary. Although the indebtedness did not bear interest, it was required to be repaid at amounts greater than the face value. According to ASC 470-10-35-2, if a debt instrument has a contractual maturity date that can be extended at the issuer’s option, at an increasing rate, the debt discounts and issuance costs must be amortized over the period in which the debt is estimated to be outstanding, even if that period extends beyond the debt’s original contractual maturity date. The difference between the proceeds received and the repayment amount are generally amortized over the expected life of the indebtedness using the effective interest method. Management estimated the expected life to be very limited, so the expected repayment amount of $1.2 million, representing 120% of the indebtedness, was recorded upon issuance of the Note Agreement.

Certain default put provisions were not considered to be clearly and closely related to the debt host, but management concluded that the value of these default put provisions was de minimis.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from exploration charters, collecting on amounts owed to us.

Our 2023 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever became insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements. During March 2023, we entered Note and Warrant Purchase Agreement pursuant to which we issued and sold to an institutional investor a promissory note (the “Note”) in the principal amount of up to $14.0 million, of which $13.1 million was advanced in March 2023 and an additional $450,000 was advanced during the three months ended June 30, 2023. On April 4, 2023, and June 30, Odyssey entered into a $3.5 million and $1.0 million sale-leaseback arrangements, respectively, for marine equipment. A portion of the proceeds of the April sale-leaseback transaction was used to repay the note outstanding to the seller of the marine equipment that we issued in December 2022. On April 6, 2023, CIC repaid principal and interest in the aggregate amount of $1,068,000 in full satisfaction of the convertible promissory note and the Loan Agreement. On June 26, 2023, Odyssey entered into note purchase agreement with 37North SPV 11, LLC for $1.0 million. The balance of the proceeds from the Note, after payment of certain obligations, the sale-leaseback arrangements and the CIC loan and note repayment, together with other anticipated cash inflows, are expected to provide operating funds through 2024.

Our consolidated non-restricted cash balance at June 30, 2023 was $1.8 million. We have a working capital deficit at June 30, 2023 of $35.7 million. The total consolidated book value of our assets was approximately $14.0 million at June 30, 2023, which includes cash of $1.8 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

The amendments in ASU No. 2020-06 affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. We adopted this ASU as of January 1, 2022. Adoption did not have a material impact on its consolidated financial.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedure

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2023, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

Notwithstanding the material weakness, management believes the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with accounting principles generally accepted in the United States.

Material Weakness in Internal Control over Financial Reporting

In connection with our evaluation for the period ended June 30, 2023, we identified a material weakness in our internal control over financial reporting for the period ended June 30, 2023, relating to the appropriate review of accounting positions for certain significant transactions. Specifically, (a) the Company does not have sufficient resources with the adequate technical skills to identify and evaluate specific accounting positions and conclusions, and (b) the Company has inadequate processes and controls to ensure appropriate level of precision of review related to our financial statement footnote disclosures.

The material weakness did not result in any material misstatement in our interim financial statements or disclosures as set forth in this report, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Remediation Efforts to Address Material Weakness

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions to remediate the material weakness in internal control over financial reporting by (a) engaging an Interim Controller with responsibility for monitoring the performance of controls by control owners, (b) commencing an evaluation of the skills and experience of our existing personnel with respect to public company experience and appropriate level of expertise in the respective areas of accounting, SEC financial reporting and associated internal controls commensurate with the type, volume and complexity of our accounting operations, transactions and reporting requirements, and (c) identifying accounting advisory consultants to engage to provide additional depth and breadth in our technical accounting, and will continue to utilize such consultants as appropriate until we have ensured that our personnel have the appropriate expertise and experience. In addition, we have reinforced the importance of adherence to Company policies regarding control performance and related documentation with control owners, identified training and resource needs for control owners, and developed monitoring activities to validate the performance of controls by control owners.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company’s processes, procedures and controls related to management’s review of accounting positions for our transactions and will address the related material weakness. However, the material weakness cannot be considered remediated until the applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above and the ongoing remediation of such material weakness, there were no changes during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith electronically)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Filed herewith electronically)
101	Interactive Data File
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 14, 2023	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer