Form 10-K
period 2023-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2024-05-17
CIK 798528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☐ No ☒
As of May 1, 2024, the registrant had 20,431,126 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form
10-K
is incorporated by reference to the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 10, 2024.

As used in this Comprehensive Annual Report on Form 10-K, “we,” “us,” “our company” and “Odyssey” mean Odyssey Marine Exploration, Inc. and our subsidiaries, unless the context indicates otherwise.

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by the company with the Securities and Exchange Commission (the “SEC”) on February 26, 2024, the Company’s Audit Committee of the Board of Directors concluded that we would restate certain of our previously issued consolidated financial statements.

This comprehensive Annual Report on Form 10-K (this “Comprehensive Form 10-K”) for the year ended December 31, 2023, includes the following information in lieu of separate annual reports on Form 10-K and quarterly reports on Form 10-Q for the following periods:

•	restated audited consolidated financial statements for the year ended December 31, 2022 (the “2022 Restatement”);

•

restated unaudited consolidated financial statements for the interim periods as contained in the company’s Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2022 and 2023, June 30, 2022 and 2023, and September 30, 2022 (collectively, the “Interim Period Restatements” and, together with the 2022 Restatement, the “Restatement”);

•	unaudited consolidated financial statements for the interim period ended September 30, 2023; and

•	amended Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the year ended December 31, 2022.

We did not file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and we include the unaudited consolidated financial statements for that period in this Comprehensive Form 10-K.

Our delay in the filing of our quarterly report on Form 10-Q for the period ended September 30, 2023, and our Annual Report for the year ended December 31, 2023, was primarily due to the time required to (a) complete the preparation of the restatement of certain of our previously issued consolidated financial statements; (b) prepare the consolidated financial statements for the quarter ended September 30, 2023; and (c) prepare other disclosures contained herein.

For a more detailed description of the financial impact of the restatements referenced above, see NOTE 2 – Restatement of Consolidated Financial Statements, and “Restatement of Previously Issued Financial Statements” under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Comprehensive Form 10-K. For the impact of these adjustments on the unaudited quarterly financial data, see NOTE 20 – Quarterly Financial Data (Unaudited). All amounts in this Comprehensive Form 10-K affected by the Restatement adjustments reflect such amounts as restated.

This Comprehensive Form 10-K also includes amendments or updates to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 — Financial Statements, and Item 9A Controls and Procedures.

PART I

This Comprehensive Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The statements regarding Odyssey Marine Exploration, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes,” “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in our “RISK FACTORS” in Item 1A and elsewhere in this Comprehensive Form 10-K. Accordingly, readers of this Comprehensive Form 10-K should consider these factors in evaluating an investment in our securities and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information or future events unless otherwise specifically indicated, except as required by law.

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

Importance of Seabed Mineral Exploration

There is growing global demand for critical mineral resources to power the green economy, feed the world’s growing population and provide vital infrastructure. Land based deposits of cobalt, manganese, rare earth minerals, phosphorite, gold, silver, copper and zinc are being depleted. As the worldwide population continues to grow, it is necessary to explore additional and alternative sources of these much-needed materials to meet increasing forecasted demand.

Climate change and the global transition to a lower carbon economy presents opportunities for Odyssey given the increased demand for raw materials for the future green economy, including those required for renewable energy generation and storage. Furthermore, as the worldwide population continues to grow, it is necessary to explore additional and alternative sources of these much-needed materials.

Subsea mineral deposits can provide these critical resources with less adverse social and environmental impact. We have the expertise and technology to find and access these deposits and to prepare the project for extraction in an economically feasible and environmentally sensitive way.

Benefits of Ocean Mineral Resource Development

Some of the benefits of ocean mineral resource development include:

•

Infrastructure Expense: No site-specific infrastructure and generally low capital expenditures – ship-based extraction systems provide the ability to redeploy, repurpose or increase equipment productivity through cost/tonne or ship charter financing options.

•	Overburden: Compared to terrestrial projects, overburden to be removed in most proposed seafloor mining projects is less, which contributes to operational efficiencies.

•	Flexibility: Extraction ships can move to different types of deposits/minerals or projects to suit market conditions without infrastructure loss at minimal costs.

•	Social Displacement: No people are displaced, no disruption of society or property.

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

•

Transshipment: Shipping logistics are efficient as ore and materials are extracted and moved directly to bulk carriers, lowering the number of steps in the delivery process thus reducing time and costs.

Considering the benefits of subsea mineral resource extraction, we are convinced that ocean mining will be the best practice for responsible provision of critical resources required worldwide. Odyssey is taking the lead in preparing for this future through the validation and development of environmentally and socially responsible seafloor mineral projects.

Mineral and Offshore Services

We provide specialized mineral exploration, project development and marine services to clients (subsidiary companies, other companies and/or governments). As our business is focused on the development of a diversified portfolio of subsea resources, we may elect to receive equity for the provision of our services on select mineral projects. We have an extensive history conducting deep-ocean projects down to 6,000 meters in depth including deep-ocean resource explorations, ship and airplane wreck explorations, archaeological recovery and conservation and insurance documentation. We also apply this experience and expertise to advance our project portfolio.

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

With respect to mineral deposits, Subpart 1300 of Regulations S-K outlines the Securities and Exchange Commission’s (“SEC”) basic mining disclosure policy and what information may be disclosed in public filings. See Item 2 Properties.

Although Odyssey has a variety of projects in various stages of development, only projects with material activity in the past 12 months are included below.

ExO Phosphate Project:

The “Exploraciones Oceánicas” Phosphate Project is a rich deposit of phosphate sands located 70-90 meters deep within Mexico’s Exclusive Economic Zone (“EEZ”). This deposit contains a large amount of high-grade phosphate ore that can be extracted on a financially attractive basis (essentially a standard dredging operation). The product will be attractive to Mexican and other world producers of fertilizers and can provide important benefits to Mexico’s agricultural development.

The deposit lies within an exclusive mining concession licensed to the Mexican company Exploraciones Oceánicas S. de R.L. de CV (“ExO”). Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) owns 99.99% of ExO, and Odyssey owns 56.04% of Oceanica through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”).

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

•	Dredging is limited to less than one square kilometer each year, which means the project would operate in only a tiny proportion of the concession area each year.

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

ExO challenged the decision in Mexican federal court and in March 2018, the Tribunal Federal de Justicia Administrativa (“TFJA”), an 11-judge panel, ruled unanimously that SEMARNAT denied the application in violation of Mexican law and ordered the agency to re-take its decision. Just prior to the change in administration later in 2018, SEMARNAT denied the permit a second time in defiance of the court. ExO is once again challenging the unlawful decision of the Peña Nieto administration before the TFJA. In addition, in April 2019, we filed a claim under the North American Free Trade Agreement (“NAFTA”) against Mexico to protect our shareholders’ interests and significant investment in the project.

Our claim seeks compensation of over $2 billion on the basis that SEMARNAT’s wrongful repeated denial of authorization has destroyed the value of our investment and is in violation of the following provisions of NAFTA:

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

•

VALUE: A phosphate market analyst testified that the project’s projected CAPEX and OPEX would make the project one of the lowest costs producing phosphate ore resources in the world, and damages experts testified the project would be commercially viable and profitable.

Odyssey filed its First Memorial in the case on September 4, 2020. Mexico filed its Counter-Memorial on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s Counter-Memorial. Mexico filed its Rejoinder on October 19, 2021. The NAFTA Tribunal hearing took place in early 2022. In accordance with the procedural calendar, written post-hearing briefs were filed in September 2022. Information on the case can be found at www.odysseymarine.com/nafta. The procedural calendar and case filings are available on the International Centre for Settlement of Investment Disputes (“ICSID”) website, Case Details | ICSID (worldbank.org). The evidentiary phase of the case is now closed and the Tribunal has begun its deliberations. On October 6, 2023, Odyssey received a letter from ICSID advising that the Tribunal is well advanced in the drafting of the Award and expects to issue the Award in the first quarter of 2024. ICSID also advised that Odyssey would be duly notified of any change to the timing estimate provided. Odyssey cannot otherwise predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case. On March 8, 2024, Odyssey received a letter from ICSID advising that the Tribunal “has continued to make progress in finalizing its determinations” and that it “expects to render the Award in the second quarter of this year.”

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for arbitration costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or proceeds are received (See NOTE 12 Fair Value Financial Instruments – Litigation Financing).

CIC Project:

CIC Limited (“CIC”) is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of development of the project. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster N.V.

In February 2022, the Cook Islands Seabed Minerals Authority (“SBMA”) awarded CIC a five-year exploration license beginning June 2022. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling, which tested vessel and equipment functions and performance, and provided information and data further defining the requirements for viable operational functions as the basis for a longer-term operation over the license period. The early operations also resulted in preliminary resource sampling, which will ultimately accrue to the resource evaluation and regional environmental assessment and ongoing operations.

Through a wholly owned subsidiary, we have earned and now hold approximately 14.99% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company.

We have the ability to earn up to an aggregate of 20.0 million equity units over the next several calendar years, which represents an approximate 16.00% interest in CIC, based upon the currently outstanding equity units. This means we can earn approximately 1.5 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to CIC (see NOTE 7 Investment in Unconsolidated Entities).

Ocean Minerals, LLC Project:

Ocean Minerals, LLC (“OML”) is a deepwater critical metals exploration and development company incorporated in the Cayman Islands. Moana Minerals Limited (“Moana Minerals”) is a wholly owned subsidiary of OML and is a deepwater critical metals exploration and development company incorporated in the Cook Islands with offices and operations based in Rarotonga, Cook Islands. In 2022, the SBMA awarded Moana Minerals a five-year exploration license (“EL3”) for a 23,630 square kilometer area in the Cook Islands’ EEZ.

Moana Minerals has discovered polymetallic nodules in its exploration license area and, in compliance with SBMA’s regulations, standards and guidelines, it is conducting further exploration activities to increase confidence in the reported mineral resource and size of the reported mineral resources and to secure environmental approvals to perform commercial operations. OML and its project partners are also advancing work to develop recovery systems to harvest and process these high-quality seafloor polymetallic nodules commercially.

On June 4, 2023, Odyssey entered into a purchase agreement to acquire an approximately 13% interest in OML in exchange for a contribution by Odyssey of its interest in its then wholly owned subsidiary, ORI, whose sole asset is a 6,000-meter remotely operated vehicle (“ROV”), cash contributions of up to $10 million in a series of transactions over the following year, a Contribution Agreement and an Equity Exchange Agreement (the “OML Put Option”). On July 3, 2023, the parties consummated the initial closing of the purchase agreement, pursuant to which Odyssey’s wholly owned subsidiary obtained approximately 6.28% of OML’s outstanding equity interests. The purchase agreement allows Odyssey to acquire up to 40% of OML over the next 18 months at Odyssey’s discretion.

The 6,000-meter rated ROV contributed to OML by Odyssey provides OML with an additional tool to advance the project toward eventual applications for an environmental permit and harvesting license when exploration and feasibility studies are completed and demonstrate how harvesting can be done without serious environmental harm. Over the next year, OML expects to advance its current Joint Ore Reserve Committee (“JORC”) compliant report, substantially increasing resources reporting to indicated and measured confidence levels and completing its preliminary Feasibility Study, among other important project milestones.

LIHIR Gold Project:

The exploration license for the Lihir Gold Project covers a subsea area that contains several prospective gold exploration targets in two different mineralization types: seamount-related epithermal and modern placer gold. Two subaqueous debris fields within the area are adjacent to the terrestrial Ladolam Gold Mine and are believed to have originated from the same volcanogenic source. The resource lies 500-2,000 meters deep in the Papua New Guinea Exclusive Economic Zone off the coast of Lihir Island, adjacent to the location of one of the world’s largest know terrestrial gold deposits. We have an 85.6% interest in Bismarck Mining Corporation, Ltd, the Papua New Guinea company that holds the exploration license (the “Bismarck Exploration License”) for the project.

Previous exploration expeditions in the license area, including research conducted by Odyssey, indicate it is highly prospective for commercially viable gold content.

In November 2023, Papua New Guinea issued a permit extension allowing Odyssey to continue with our exploration program. We have developed an exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. The Company met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in Papua New Guinea to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work began in late 2021 and is ongoing. Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.

Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lihir license area and was completed in 2022. This work produced a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This allowed characterization of the geologic setting of the area and essentially created a “snapshot” of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling. In the first half of 2023, a comprehensive project plan was designed identifying specific target areas for geological and environmental samples to be collected in future offshore operations. No timetable has been set for operations to commence, as operational plans are currently being developed. On November 13, 2023, Bismarck received a further renewal of the Bismarck Exploration License.

Odyssey’s multi-year exploration program is planned to focus on robust environmental surveys and studies that will accrue to environmental permitting in compliance with Papua New Guinea’s requirements as well as the development of an Environmental Impact Assessment (“EIA”). During the exploration phase, steps to validate and quantify the precious and base metal content of the prospective resource would also be carried out. Once completed, if the data shows extraction can be carried out responsibly, Odyssey will apply for a mining license.

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

Related to mineral exploration, we evaluate the political climate and specific legal requirements of any areas in which we plan to work or are currently working. We may partner with third parties who have unique industry experience in specific geographical areas to assist with navigation of the regulatory landscape.

Competition

We conduct mineral exploration on both shallow and deep-sea terrains. There are several companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining, including Deep Sea Mining Finance Limited, OML, The Metals Company, Global Sea Mineral Resources , and Chatham Rock Phosphate, Ltd., as well as countries that are evaluating options to mine deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted, we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by us or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These companies generally service the oil, gas, wind and telecom industries with survey capabilities. We view these companies as potential strategic partners or services providers for our projects.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2024, are listed below.

Mark D. Gordon (age 63) has served as Chief Executive Officer since October 1, 2014, and was appointed to the Board of Directors in January 2008. Mr. Gordon also served as President from October 2007 to June 2019, when he was appointed Chairman of the Board. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures.

John D. Longley, Jr. (age 57) has served as Chief Operating Officer since October 1, 2014, and was appointed President in June 2019. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006. Prior to joining Odyssey, Mr. Longley served as Vice President of Sales and Marketing for Public Imagery from 2003 to 2005 and Director of Retail Marketing for Office Depot North American stores from 1998 to 2003.

Human Capital Management

We believe our success has always been dependent on our team of professionals in various fields who are passionate about the ocean, discovery, and making a difference. Therefore, we invest in our people and cultivate a dynamic, engaging, safe and welcoming workplace that drives innovation, encourages collaboration, and helps our people thrive.

As of December 31, 2023, we had 11 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.

Recruitment, Retention, Training and Development

Odyssey has a long-tenured team that continues to attract world class experts. We believe this is a testament to our culture of treating our employees with respect, providing them with the tools and setting to be productive and innovative, and providing benefits that allow employees to maintain a healthy home and work life. To foster their and our success, we have made the recruitment, retention and development of dedicated and experienced professionals a cornerstone of our corporate strategy.

A key contributing factor to our historically high employee retention rates is our ability to rescale and upscale them through internal and external training and development programs. These include seminars, educational courses and webinars, degree programs, professional organization memberships, scholarly journal subscriptions, books and computer-based resources.

Compensation, Benefits and Well-being

Odyssey strives to support our employees in various ways and provide compensation and benefits that reflect our vested interest in them and their families. We offer generous health, dental and vision insurance coverage, company funded Health Reimbursement Accounts, as well as zero cost short-term disability, long-term disability and life insurance coverage for all full-time employees. We recognize that our team’s needs are varied and changing and that our benefits should be as well. Our Beyond Benefits program provides other, non-traditional assistance to employees to help them maintain their unique needs.

Diversity, Equity and Inclusion

Our ability to retain and recruit employees with diverse backgrounds and perspectives is critical to driving innovation and adapting to future challenges. As we grow our employee base and expand our work in other countries with diverse local communities, we strive to foster an inclusive company culture through increased training and awareness programs.

To date, our primary focus has been on improving gender diversity. Currently, 50% of our employees are female.

Enhancing gender and racial/ethnic diversity in management and our broader workforce is among Odyssey’s priorities for the coming years. When recruiting for senior leadership roles, we aspire to have at least 50% of candidates represent diverse backgrounds.

Health and Safety

Odyssey is committed to maintaining an incident-free, healthy work environment for employees and contractors. Our focus on responsible seafloor exploration includes complying with applicable laws and regulations in all material respects and adhering to international best practices in occupational health and safety. We require that any contracted vessel, ship management agency, ship company, and staffed crew be in good standing with various national, international and trade association codes.

To measure progress towards our safety goals outlined in our Quality, Health, Safety and Environment policies and procedures, we track several key performance indicators (“KPIs”). These include recordable medical incidents, lost workdays, first aid cases, restricted workdays, and the frequency of safety meetings. We also implement additional risk control measures such as safety drills and management visits. KPIs and control measures continue to evolve as our organization and project requirements change.

Internet Access

Odyssey’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Odyssey’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, www.sec.gov. They may be accessed as follows: www.odysseymarine.com (Investors/Financial Information Link).

ITEM 1A. RISK FACTORS

You should carefully consider the following factors, in addition to the other information in this Comprehensive Form 10-K, in evaluating our company and our business. Our business, operations and financial condition are subject to various risks. The material risks are described below and should be carefully considered in evaluating Odyssey or any investment decision relating to our securities. This section is intended only as a summary of the principal risks. If any of the following risks actually occur, our business, operating results, or financial results could suffer. If this occurs, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

We face risks related to the Restatement of our financial information and the material weaknesses in our internal control over financial reporting, as described in Item 9A – Controls and Procedures and Note 2- Restatement of Consolidated Financial Statements.

We are subject to various SEC reporting and other regulatory requirements. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud and material errors in transactions and to fairly present financial statements. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

As discussed in the Explanatory Note to this Comprehensive Form 10-K and in NOTE 2 to the restated audited annual consolidated financial statements included in this Comprehensive Form 10-K, we determined to restate certain financial information in our previously issued consolidated financial statements for the year ended December 31, 2022, and for the interim periods ended March 31, 2023 and 2022, June 30, 2023 and 2022, and September 30, 2022. The circumstances leading to the Restatement of our previously issued financial statements, and our efforts to investigate, assess and remediate those matters have resulted in substantial costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our senior management and members of our accounting team in preparing the Restatement.

In addition, as a result of the Restatement, we have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have undertaken substantial work to maintain effective internal controls and have taken action to remediate the material weaknesses identified in connection with the Restatement, we cannot be certain that we will be successful in our remediation efforts or in maintaining adequate internal controls over our financial reporting. As a result of the material weaknesses, management determined that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2023. If we fail to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, we may not be able to accurately determine our results of operations or financial conditions or to prevent fraud.

As a result of the Restatement, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face the risks and challenges related to the Restatement, including the following: (i) we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims, or other claims arising from the Restatement; (ii) the SEC may review the restatements, including the Restatement, and require further amendment of our public filings; and (iii) the processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement. We cannot provide assurance that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If any of the foregoing risks or challenges persists, our business, operations and financial condition could be materially adversely affected.

We face risks related to being delinquent in our SEC reporting obligations.

Primarily due to the matters that led to our restatement of prior financial statements and the material weaknesses identified in connection therewith, which are more fully detailed in NOTE 2 – Restatement of Consolidated Financial Statements and Item 9A – Controls and Procedures, immediately prior to the filing of this Comprehensive Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, and our Annual Report for the year ended December 31, 2023, were not timely filed. We expect to continue to face many of the risks and challenges related to the matters that led to the delay in the filing of that Quarterly Report and Annual Report, including the following:

•

we may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

•

failure to timely file our SEC reports and make our current financial information available may place downward pressure on our stock price and result in the inability of our employees to sell the shares of our common stock underlying their awards granted pursuant to our equity compensation plans, which may adversely affect hiring and employee retention;

•

litigation and claims, and any as regulatory examinations, investigations, proceedings and orders arising out of our failure to file SEC reports on a timely basis, including the reasons and causes for the delay in filing, could divert management attention and resources from the operation of our business; and

•

negative reports or actions on our commercial credit ratings would increase our costs of, or reduce our access to, future commercial credit arrangements and limit our ability to refinance existing indebtedness.

If any of the foregoing risks or challenges persists, our business, operations and financial condition are likely to be materially and adversely affected.

We have identified material weaknesses in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of December 31, 2023 and prior periods, due to the existence of material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A - Controls and Procedures of this Comprehensive Form 10-K. Although we have initiated remediation measures to address the identified material weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our overall control environment and our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to train, retain and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to further regulatory investigations, potential penalties or stockholder litigation, and have a material adverse impact on our business and financial condition.

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

The success of a mineral project is dependent to a substantial degree upon the research and data we or others have obtained. By its very nature, research and data regarding mineral deposits can be imprecise, incomplete, outdated, and unreliable. For mineral exploration, data is collected based on a sampling technique and available data may not be representative of the entire ore body or tenement area. Prior to conducting offshore exploration, we typically conduct onshore research, which relies heavily on third-party data and reports. There is no guarantee that the models and research conducted onshore will be representative of actual results on the seafloor. Offshore exploration typically requires significant expenditures, with no guarantee that the results will be useful or financially rewarding.

Operations may be affected by natural hazards.

Underwater exploration and extraction operations are inherently difficult and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more reliably during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct exploration, sampling or extractions operations during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay operations. Seabed mineral extraction work may be subject to interruptions resulting from storms that adversely affect the extraction operations or the ports of delivery. Project planning considers these risks to the extent practicable.

We may be unable to establish our rights to resources or items we discover or recover.

We may discover potentially valuable seabed mineral deposits, but we may be unable to get title to the deposits or get the necessary governmental permits to commercially extract the minerals. Mineral deposits may be in controlled waters where the policies and laws of a certain government may change abruptly, thereby adversely affecting our ability to operate in those zones. We have a process for evaluating this risk in our proprietary Global Prospectivity Program which enables us to rank and prioritize projects.

The market for minerals we recover is uncertain.

During the time, measured in years, between when a mineral deposit is discovered and the first extracted minerals are sold, world and local prices for the mineral may fluctuate drastically and thereby adversely affect the economics of the mineral project.

We could experience delays in the disposition or sale of minerals.

It may take significant time between when a mineral deposit is discovered and the first extracted minerals are sold. Stakes in the mineral deposits can potentially be sold at an earlier date, but there is no guarantee that there will be readily available buyers at favorable competitive prices.

Legal, political or civil issues could interfere with our marine operations.

Legal, political or civil issues of governments throughout the world could restrict access to our operational marine sites or interfere with our marine operations or rights to seabed mineral deposits. In many countries, the legislation covering ocean exploration lacks clarity or certainty. As a result, when we are conducting projects in certain areas of the world for our own account or on our behalf of a contracting party, we may be subjected to unexpected delays, requests, and outcomes as we work with local governments to define and obtain the necessary permits and to assert our claims over assets on the seafloor bottom. Vessels on which we work, equipment, personnel and or cargo could be seized or detained by government authorities. We may have to work with different units of a government, and there may be a change of government representatives over time. This may result in unexpected changes or interpretations in government contracts and legislation.

Non-governmental organizations (“NGOs”) that are opposed to seafloor mineral extraction may attempt to disrupt business operations. NGOs may also use disinformation in the media to damage our reputation and the reputations of our projects. This may result in delays to project timelines and incremental costs to the company to implement strategies to mitigate and counter NGO activities.

We may be unable to get permission to conduct exploration, excavation, or extraction operations.

It is possible we will not be successful in obtaining the necessary permits to conduct exploration or excavation or extraction operations. In addition, permits we obtain may be revoked or not honored by the entities that issued them. In addition, certain governments may develop new permit requirements that could delay new operations or interrupt existing operations.

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

Our ability to generate cash inflows is dependent upon our ability to provide mineral exploration and development services to our subsidiaries and other subsea mineral companies or monetize mineral rights or monetize our investments in third-party projects. However, we cannot guarantee that the sales and other cash sources will generate sufficient cash inflows to meet our overall cash requirements. If cash inflows are not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. Although we have been successful in raising the necessary funds in the past, there can be no assurance we can continue to do so in the future.

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

We have experienced a net loss in every fiscal year since our inception except for 2023 and 2004. We had net income in 2023 of $1.5 million only as a result of a gain recognized on debt extinguishment. Our net losses were $23.1 million in 2022. Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long-term, or even for any quarter.

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

From time to time, we employ state-of-the-art technology including but not limited to sonars, magnetometers, ROVs, vessels, and other advanced science and technology to perform seabed mineral exploration. Although we try to maintain back-ups on critical equipment and components, equipment failures may require us to delay or suspend operations. Also, while we endeavor to keep marine equipment in excellent working condition and current with all available upgrades, technological advances in new equipment may provide superior efficiencies compared to the capabilities of our existing equipment, and this could require us to purchase new equipment which would require additional capital.

We may not be able to contract with clients or customers for marine services or third-party projects.

From time to time we earn revenue by chartering out equipment and crew and providing marine services to clients or customers. Even if we do contract out our services, the revenue may not be sufficient to cover administrative overhead costs. Although the operational results of these third-party projects are generally successful, the clients or customers may not be willing or financially able to continue with third-party projects of this type in the future. Failure to secure such revenue producing contracts in the future may have a material adverse impact on our revenue and operating cash flows.

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

We have invested in marine mineral companies that to date are still in the exploration phase and have not begun to earn significant revenue from operations. We may or may not have control or input on the future development of these businesses. There can be no assurance that these companies will achieve profitability or otherwise be successful in capitalizing on the mineralized materials they intend to exploit or through other revenue-generating activities.

We may be subject to short selling strategies.

Short sellers of our stock may be manipulative and may attempt to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back later to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the availability of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the Securities and Exchange Commission and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

Some of our equipment or assets could be seized or we may be forced to sell certain assets.

We have pledged certain assets, such as equipment and shares of subsidiaries, as collateral under our loan agreements. Some lenders could seize some of our assets if we do not make timely payments for the loans, services, supplies, or equipment that they have provided to us. If we were unable to make payments on these obligations, the lender or supplier may seize the asset or force the sale of the asset. The loss of such assets could adversely affect our operations. The sale of the asset may be done in a manner and under circumstances that do not provide the highest cash value for the sale of the asset.

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

Our failure to maintain compliance with the above-mentioned and other Nasdaq continued listing requirements, including timely filing of our periodic reports with the SEC, may lead to the delisting of our common from the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Our insurance coverage may be inadequate to cover all of our business risks.

Although we seek to obtain insurance for some of our main operational risks, there is no guarantee that the insurance policies that we have are sufficient, that they will be in place when needed, that we will be able to obtain insurance coverage when desired, that insurance will be available on commercially attractive terms, or that we will be able to anticipate the risks that need to be insured. For example, although we may be able to obtain War Risk coverage for a project at a specific date and location, such insurance may be unavailable at other times and locations. Although we may be able to insure our marine assets for certain risks such as certain possible loss or damage scenarios, we may lack insurance to cover against government seizure or detention of certain marine assets. Permanent loss or temporary loss of our marine assets and the associated business interruption without commensurate coverage from an insurance policy could severely impact the financial results and operational capabilities of the company.

We may be exposed to cybersecurity risks.

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

Subsea mineral, development and operating have inherent risks.

Mining operations generally involve a high degree of risk. The financing, exploration, development and mining of any of our properties is furthermore subject to a number of macroeconomic, legal and social factors, including commodity prices, laws and regulations, political conditions, currency fluctuations, the ability to hire and retain qualified people, the inability to obtain suitable and adequate machinery, equipment or labor and obtaining necessary services in the jurisdictions in which we may operate. Unfavorable changes to these and other factors have the potential to negatively affect our operations and business. Major expenses may be required to locate and establish mineral reserves and resources, to develop processes and to construct mining and processing facilities at a particular site. Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Unusual or infrequent weather phenomena, sabotage, government or other interference could adversely affect our operations, financial condition and results of operations. It is impossible to ensure that the exploration or development programs planned by us will result in a profitable commercial mining operation. Whether precious or base metal or mineral deposits will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as the quantity and quality of mineralization; mineral prices, which are highly volatile; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in not receiving an adequate return on invested capital. There is no certainty that the expenditures to be made by us towards the exploration and evaluation of our projects will result in discoveries or production of commercial quantities of the minerals. In addition, once in production, mineral reserves are finite and there can be no assurance that we will be able to locate additional reserves as its existing reserves are depleted.

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

Our current and future operations, including development activities and commencement of production, if warranted, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, environmental protection, mine safety and other matters. Companies engaged in mineral property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

Calculations of mineral resources are estimates only and subject to uncertainty.

The estimation of mineral resources is an imprecise process and the accuracy of such estimates is a function of the quantity and quality of available data, the assumptions used and judgments made in interpreting engineering and geological information and estimating future capital and operating costs. There is significant uncertainty in any reserve or resource estimate, and the economic results of mining a mineral deposit may differ materially from the estimates as additional data are developed or interpretations change.

Estimated mineral resources may be materially affected by other factors.

In addition to uncertainties inherent in estimating mineral resources, other factors may adversely affect estimated mineral resources and mineral reserves. Such factors may include but are not limited to metallurgical, environmental, permitting, legal, title, taxation, socio-economic, marketing, political, gold prices, and capital and operating costs. Any of these or other adverse factors may reduce or eliminate estimated mineral reserves and mineral resources and could have a material adverse effect on our business, prospects, results of operations, cash flows, financial condition and corporate reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We are dedicated to protecting the integrity, confidentiality, and availability of our data, infrastructure and operating systems. As part of our commitment to safeguarding our operations against cybersecurity threats, we employ a comprehensive strategy for the assessment, identification, and management of cybersecurity risks. We engage a third-party CIO consulting firm and a managed services provider, which work together to provide wide-ranging services including risk assessments, threat detection, monitoring and response strategies, security audits and cybersecurity services, tools and training.

Cybersecurity Processes: We conduct robust cybersecurity processes aligned with NIST and CMMC protocols. Our comprehensive approach includes:

•	An enterprise firewall;

•	Implementation of Multi-Factor Authentication (MFA);

•	Adherence to the Zero Trust model;

•	Utilization of Managed Detection and Response (MDR);

•	Endpoint Detection and Response (EDR) technologies;

•	24x7 Security Operations Center (SOC); and

•	Employment of Security Information and Event Management (SIEM) systems to continuously monitor our network and respond to threats in real time.

Risk Assessment Procedures: We conduct periodic risk assessments to identify potential cybersecurity threats and vulnerabilities within our IT infrastructure. These assessments are conducted using various software tools and methodologies that enable us to evaluate our systems critically and comprehensively. Our risk assessment process includes the analysis of:

•	Hardware and software configurations;

•	Network and data access protocols;

•	Encryption standards; and

•	Compliance with relevant industry and regulatory standards.

Threat Identification: We utilize advanced threat detection tools and services that continuously monitor our network for signs of unauthorized access, anomalies, and potential breaches. Our third-party cybersecurity provider is equipped with sophisticated detection technologies that help to swiftly identify even the most subtle signs of compromise. We focus on:

•	Real-time monitoring of our networks;

•	Regularly updated intrusion detection systems (IDS);

•	Deployment of endpoint detection and response (EDR) solutions; and

•	Utilization of threat intelligence platforms to stay abreast of emerging threats.

Threat Management: Upon identification of a potential threat, our managed service provider’s dedicated incident response team takes immediate action to mitigate any adverse impacts. Our threat management procedures include:

•	Immediate isolation of affected systems to prevent the spread of threats;

•	Application of appropriate remediation measures, such as patches and software updates;

•	Conducting a thorough investigation to understand the breach’s nature and scope; and

•	Implementing enhancements to prevent future occurrences.

Our incident response plan provides a concise strategy of how we will respond to an incident, including who will respond and their roles and responsibilities, the facilities that are in place to help with the management of the incident, how decisions will be taken with regard to our response to an incident, how communication will be handled both internally and externally, and defining what will happen once the incident is resolved and how we can learn and improve from the situation.

Integration into Overall Risk Management: Our cybersecurity risk assessment processes are fully integrated into the broader risk management framework. Cybersecurity is positioned as a core component of our risk management strategy, with direct reporting to our President and COO, who is guided by our third-party CIO firm. The CIO firm provides strategic direction on policy, procedures and best practice. The synergy between cybersecurity and risk management ensures a resilient posture against emerging cyber threats.

Engagement of Third Parties: These providers are selected based on stringent criteria for cybersecurity expertise, particularly their capability to implement and manage NIST and CMMC protocols.

Third-Party Service Provider Oversight: Our oversight processes include comprehensive due diligence checks for any new third-party service provider and continuous monitoring of our existing managed service provider and CIO firms’ activities. We have established protocols for communication and incident response that align with our managed service provider’s operations, and industry best practice, ensuring swift action in the face of cybersecurity threats. Furthermore, a scheduled series of meetings has been established to procure updates and deliberate upon cybersecurity strategy with our contracted third-party providers.

Impact of Cybersecurity Risks

Material Effects from Cyber Threats: To date, our operations and financial condition have not been materially affected by cybersecurity threats, due in part to our proactive measures such as employee security training programs and advanced threat detection and response capabilities. Our defensive strategies have successfully mitigated the risks of cyber incidents.

Potential Risk Exposure: While we have not experienced significant disruptions from cyber threats, we recognize the evolving nature of cyber risks. We continually evaluate the likelihood of potential cybersecurity incidents that could materially impact our strategic direction, operational efficacy, and financial stability. Our investment in training, alongside our sophisticated SOC, SIEM, and Zero Trust architecture, positions us to identify and address potential cybersecurity challenges promptly.

Cybersecurity Governance

Our executive team is actively involved in overseeing our cybersecurity operations to ensure that they meet industry standards. The executive team provides regular updates to the board of directors – specifically the audit committee – on the status of our cybersecurity efforts, including any potential risks, threats or incidents.

The President and COO, with guidance from our third-party managed services provider and CIO consulting firm, manages our cybersecurity risk management and strategy process. Collectively, our consultants have 50+ years’ experience in the cybersecurity industry in various roles.

Processes for Informing the Board: The audit committee is regularly informed about cybersecurity risks through quarterly briefings from the President and COO. These briefings include risk assessment reports, incident response updates, changes to the cybersecurity landscape, and other relevant information. In the case of a cybersecurity incident that meets reporting thresholds, the audit committee will be promptly notified and will receive continual updates until the situation is remedied.

ITEM  2. PROPERTIES

Corporate Office

We maintain our corporate offices in Tampa, Florida where we lease approximately 6,000 square feet of office space. We currently do not own any buildings or land. We believe our current leased facility is sufficient for our foreseeable needs.

Don Diego Phosphorite Project

Summary

We have one material mining project, the Don Diego Phosphorite Project, which is located in the Mexican Exclusive Economic Zone (the “Mexican EEZ”) offshore Baja California Sur, Mexico in the Pacific Ocean. The exclusive mining concessions for the Don Diego Phosphorite Project are held by Exploraciones Oceánicas S. de R.L. de CV (“ExO”), a Mexican company in which we hold, through other subsidiaries, a 56.04% interest. The Primary concession (concession No. 244813) was granted in 2012, and rights for the two additional adjacent concessions (Norte concession No. 242994 and Sur concession No. 242995) were acquired in 2014. Exploration has confirmed the Don Diego West Phosphorite Deposit lies within the Primary and Norte concessions. The Don Diego Phosphorite Project currently has no reportable mineral reserves.

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

Infrastructure and Access

There is no material infrastructure located on the property where the concessions are located. Access to the site is by sea-going vessels dispatched from various nearby ports of opportunity. Project engineering anticipates use of existing dredging technology to recover the phosphorite ore, including a trailing suction hopper dredger, and on-site mechanical beneficiation using a floating production and storage platform to produce phosphate ore concentrate, none of which introduces chemicals to the marine environment.

Description of Concessions

Total concessions encompass approximately 114,775 hectares of seafloor at a water depth of approximately 80 meters and consist of three concessions in total (see section Location and Brief Description above). The concessions were granted to ExO by the Mexican Secretary of Economy, General Coordination of Mining, and are valid for 50 years, with an option for a 50-year extension. The Primary concession was granted in 2012, and rights for the other two concessions (Norte and Sur) were acquired thereafter in 2014. To commence further operations on the Don Diego Phosphorite Project, ExO must obtain approval of its Environmental and Social Impact Assessment (“ESIA”) from the Mexican Ministry of Environment and Natural Resources (“SEMARNAT”). See ExO Phosphate Project in the above ITEM 1. BUSINESS for additional information.

The property is subject to rents, fees and other payments to the Government of Mexico or its designated government ministry or agency. The anticipated annual obligations for each of the years in the three-year period ending December 31, 2025, are set forth in the table below.

Primary Concession

Year	Area (Hectares)	Annual Rent, MxN Pesos, owed semesterly
2024	80,050.5	33,999,030
2025	80,050.5	The above is based on 212.36 MXN per hectare per semester, with an increase in this rate from inflation
2026	80,050.5	The above is based on 212.36 MXN per hectare per semester, with an increase in this rate from inflation

Norte Concession

Year	Area (Hectares)	Annual Rent, Mx Pesos, owed semesterly
2024	14,300	6,073,496
2025	14,300	Will be based on 212.36 MXN per hectare per semester, with an increase in this rate from inflation
2026	14,300	Will be based on 212.36 MXN per hectare per semester, with an increase in this rate from inflation

Sur Concession

Year	Area (Hectares)	Annual Rent, Mx Pesos, owed semesterly
2024	20,425	8,674,906
2025	20,425	Will be based on 212.36 MXN per hectare per semester, with an increase in this rate from inflation
2026	20,425	Will be based on 212.36 MXN per hectare per semester, with an increase in this rate from inflation

Work Completed

The Don Diego Phosphorite Project has sufficient data to confirm the geological continuity of the deposit and the estimation of measured, indicated and inferred resource tonnes. ExO, through exploration operations conducted by Odyssey, explored the area, characterized the environmental baseline to enable drafting and submittal of the ESIA, and acquired approximately 200 vibracore samples for assay. These cores were split into individual strata core units each of approximately 1 meter length. The cores were assayed at Florida Industrial and Phosphate Research Institute (“FIPR”) in Bartow, Florida under the guidance of Mr. Henry Lamb.

Related Matters

This Comprehensive Form 10-K does not include a resource estimate for the Don Diego Phosphorite Project because currently we do not have a technical report summary for the project that meets the requirements of Item 601(b)(96) of Regulation S-K.

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

	Price
	High	Low
Quarter Ended
March 31, 2022	$6.99	$5.27
June 30, 2022	$7.12	$2.53
September 30, 2022	$3.62	$2.37
December 31, 2022	$3.88	$2.79
Quarter Ended
March 31, 2023	$3.74	$2.87
June 30, 2023	$3.85	$2.85
September 30, 2023	$4.35	$3.53
December 31, 2023	$4.65	$2.86

Approximate Number of Holders of Common Stock

The number of record holders of our common stock at January 18, 2023, was approximately 130. This does not include approximately 6,900 stockholders that hold their stock in accounts included in street name with broker/dealers.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock and none is anticipated in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2023. There were no unregistered sales of equity securities of the Company’s common stock during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the years ended December 31, 2023 and 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes thereto. A description of our business is discussed in Item 1 of this Comprehensive Form 10-K, which contains an overview of our business as well as the status of our ongoing project operations.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest thousands and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Item 8. The tables identify years 2023 and 2022, all of which included a twelve-month period ended December 31.

2023 Compared to 2022

Increase/(Decrease)			2023 vs. 2022
(Dollars in thousands)	2023	2022 ( As Restated)	$	%
Total revenues	$804	$1,335	$(531)	(39.8%)

Marketing, general and administrative	6,843	9,427	(2,584)	(27.4%)
Operations and research	4,298	9,761	(5,463)	(56.0%)

Total operating expenses	$11,141	$19,188	$(8,047)	(41.9%)

Total other income (expense)	$6,453	$(11,969)	$18,422	(153.9%)

Income tax benefit	$—	$—	$—	0.0%
Net loss attributable to non-controlling interest	$9,230	$7,742	$1,488	19.2%

Net Income / (Loss) attributable to Odyssey Marine Exploration, Inc.	$5,346	$(22,080)	$27,426	(124.2%)

Revenue

The revenue generated in each period was a result of performing marine research and project administration for our customers and related parties. Total revenue for the year ended December 31, 2023 was $804,000, a $531,000 decrease compared to $1.3 million from the year ended December 31, 2022. We provided these services in both years to a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director is an indirect minority equity holder of CIC (see NOTE 8 Related Party Transactions). In 2023, we started providing services to OML, which is also a related party as we account for OML investment under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Costs decreased $2.6 million to $6.8 million for the year ended December 31, 2023 compared to $9.4 million for the year ended December 31, 2022. The primary items contributing to this $2.6 million decrease was a decrease of non-cash long-term incentive share-based compensation of $1.2 million. Legal fees also decreased by $462,000, and a decrease in offering costs related to the 2022 Warrant by $1.1 million. These decreases were offset in part by an increase in audit fees of $350,414.

Operations and research expenses are primarily focused around deep-sea mineral exploration, which includes minerals research, scientific services, marine operations and project management. Operations and research expenses decreased by $5.5 million to $4.3 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily as a result of a $5.7 million decrease in litigation financing costs directly associated with our NAFTA arbitration and a $674,000 decrease in professional services. These decreases were partially offset by a $402,000 increase in the cost for the Mexican exploration license, a $223,000 contract labor expense associated with ROV sea trials, a $143,000 increase in depreciation expense for certain marine equipment, a $142,000 increase in employee benefits and compensation related expenses, a $95,000 increase in freight, and a gain on sale of equipment of $135,000.

Total Other Income and Expense

Total Other income and expense was $6.5 million in net income and $12.0 million in net expense for the years ended December 31, 2023 and 2022, respectively, resulting in a net change of $18.4 million. This change is primarily attributable to an increase in interest income of $316,000 related to our equity investment partners, $22.2 million gain on debt extinguishment predominantly from the termination of the MINOSA debt, a $174,107 gain from the sale of a wholly owned subsidiary. These items were offset mainly by an increase in the loss of $279,000 from our equity investment, an increase of $2.7 million in interest expense, a $1.0 million financing fee and a $525,000 foreign exchange expense increase.

Taxes and Non-Controlling Interest

Due to losses, we did not incur any income taxes in 2023 or 2022.

In 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the consolidated statements of operations. The non-controlling interest adjustment in the year ended December 31, 2023 was $9.2 million as compared to $7.7 million for the year ended December 31, 2022. The substance of these amounts is primarily due to the increase in permits fees and other standard operating costs.

Liquidity and Capital Resources

(Dollars in thousands)	2023	2022 (As Restated)
Summary of Cash Flows:
Net cash used in operating activities	$(10,170)	$(10,210)
Net cash (used in) by investing activities	(1,029)	(2,477)
Net cash provided by financing activities	13,778	11,856

Net increase (decrease) in cash and cash equivalents	$2,579	$(831)
Beginning cash and cash equivalents	1,443	2,274

Ending cash and cash equivalents	$4,022	$1,443

Discussion of Cash Flows

Net cash used by operating activities for the year ended December 31, 2023 was $10.2 million. This represents a comparable use of funds when compared to the use of $10.2 million for the year ended December 31, 2022. Cash flows used in operating activities for the year ended December 31, 2023 of $10.2 million reflected a net income $5.3 million and is adjusted primarily by non-cash items of $17.2 million, which primarily includes depreciation of $243,000, debt accretion and amortization of fees and discounts of $3.7 million, interest paid in kind of $859,000, share-based compensation of $586,000, and change in derivatives liabilities fair value of $8.3 million offset by a gain on debt extinguishment net of $21.2 million, change in investment of an unconsolidated entity of $780,000 and a noncash adjustment from our noncontrolling interests of $9.2 million. Other operating activities resulted in an increase in working capital of $1.7 million. This $1.7 million increase primarily comprises a $2.7 million increase to accrued expenses, and a decrease in accounts payable of $1.7 million offset by an increase of approximately $600,000 in other working capital accounts. The increase in accrued expenses and accounts payable is predominantly related to increased accrued interest and permit fees.

Cash flows used in operating activities for the year ended December 31, 2022 of $10.2 million reflected a net loss before non-controlling interest of $29.9 million and is adjusted primarily by an increase in non-cash items of 11.3 million, which primarily includes share-based compensation of $1.8 million, note payable accretion of $0.3 million and the $0.3 million non-cash adjustment loans payable prepayment premium and offset by an investment in unconsolidated entity of $1.2 million. Other operating activities resulted in an increase in working capital of $8.3 million. This $8.3 million increase includes a $2.7 million increase to accrued expenses and an increase of $6.0 million to accounts payable in 2022. The increase in accrued expenses and accounts payable is predominantly related to our NAFTA arbitration.

Cash flows used in investing activities for the year ended December 31, 2023 was $1.0 million. This represents an approximate $1.4 million decrease from cash flows used by investing activities of $2.5 million for the year ended December 31, 2022. During the year ended December 31, 2023, the primary items impacting the net cash used in investing activities were $1.2 million for the purchase of property and equipment, cash paid for the investment in a new unconsolidated entity of $1.0 million, offset by proceeds from the note receivable repayment of $1.0 million and proceeds from the sale of equipment of $318,000.

Cash flows used by investing activities for the year ended December 31, 2022 of $2.5 million was from the purchase of property and equipment for $1.5 million coupled with a $1.0 million loan payment.

Cash flows provided by financing activities for the year ended December 31, 2023 were $13.8 million. The $13.8 million comprises $21.4 million received from the issuance of loans payable, proceeds from warrants exercised of $303,000, $239,000 proceeds from the issuance of common stock and $4.1 million of proceeds from the sale leaseback transaction, offset by the $11.5 million of debt obligation payments and $370,000 sale leaseback payments.

Cash flows provided by financing activities for the year ended December 31, 2022 were $11.9 million. The $11.9 million comprises $16.5 million received from the June 2022 issuance of stock and $2.2 million received from the issuance of loans payable offset by the $5.5 million of debt obligation payments and $1.8 million of offering costs associated with the stock issuance.

General Discussion 2023

At December 31, 2023, we had cash of $4.0 million, an increase of $2.6 million from the December 31, 2022 balance of $1.4 million. Debt obligations from loans to the company were $23.3 million at December 31, 2023 and $22.4 million at December 31, 2022. During March 2023, we entered into a Note and Warrant Purchase Agreement, pursuant to which we issued and sold to an institutional investor (a) a promissory note (the “March 2023 Note”) in the principal amount of up to $14.0 million, of which $13.1 million was advanced in March 2023, an additional $450,000 was advanced during the three months ended June 30, 2023 and the final $449,925 was advanced during the three months ended September 30, 2023, and (b) a warrant (the “March 2023 Warrant” and, together with the March 2023 Note, the “Securities”) to purchase up to 3,703,703 shares of Odyssey’s common stock. We also paid AHMSA $9.0 million in cash to terminate the Minosa Notes (as defined below) and converted a portion of the Minosa Notes into 304,879 shares of Odyssey’s common stock. During April 2023, Odyssey entered into a $3.5 million sale-leaseback arrangement for marine equipment and CIC repaid principal and interest in the aggregate amount of $1.1 million in full satisfaction of the convertible promissory note and the Loan Agreement. A portion of the proceeds of the April sale-leaseback transaction was used to repay the note outstanding to the seller of the marine equipment that we issued in December 2022. During June 2023, Odyssey entered into a Note Purchase Agreement with 37North SPV 11, LLC for $1.0 million and entered into a $1.0 million sale-leaseback arrangement for marine equipment. During August 2023, CIC repaid principal and interest in the aggregate amount of $686,976 in full satisfaction of the Services Agreement Note. During the three and nine months ended September 30, 2023, holders of warrants issued by Odyssey on June 10, 2022, exercised 90,552 warrants with an exercise price of $3.35 per share. On December 1, 2023, we entered into a Note and Warrant Purchase Agreement (the “December 2023 Note Purchase Agreement”) with institutional investors pursuant to which we issued and sold to the investors (a) a series of promissory notes (the “December 2023 Notes”) in the principal amount of up to $6.0 million and (b) two tranches of warrants (the “December 2023 Warrants” and, together with the December 2023 Notes, the “December 2023 Securities”) to purchase shares of our common stock. We issued December 2023 Notes in the aggregate amount of $3.75 million and related warrants on December 1, 2023, and December 2023 Notes in the aggregate amount of $2.25 million and related warrants on December 28, 2023.

Because SEMARNAT declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (“TFJA”) in Mexico nullified SEMARNAT’s 2016 denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the NAFTA. On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. ’The NAFTA Tribunal hearing took place in January and May 2022. In accordance with the procedural calendar, written post hearing briefs were filed in September 2022. The evidentiary phase of the case is now closed And the Tribunal has begun its deliberations. On October 6, 2023, Odyssey received a letter from ICSID advising that the Tribunal is well advanced in the drafting of the Award and expects to issue the Award in the first quarter of 2024. ICSID also advised that Odyssey would be duly notified of any change to the timing estimate provided. On March 8, 2024, Odyssey received a letter from ICSID advising that the Tribunal “has continued to make progress in finalizing its determinations” and that it “expects to render the Award in the second quarter of this year.”

Financings

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Loans Payable
	December 31, 2023	December 31, 2022 (As Restated)
MINOSA 1	$—	$14,750,001
MINOSA 2	—	5,050,000
MARCH 2023 Note	14,858,816	—
December 2023 Note	6,000,000	—
Emergency Injury Disaster Loan	150,000	149,900
Vendor note payable	484,009	484,009
Seller Note payable	—	1,400,000
AFCO Insurance note payable	468,751	562,280
Pignatelli note	500,000	—
37N Note	804,997	—
Finance liability (NOTE 13)	4,112,332	—
Total Loans payable	27,378,905	22,396,190

Less: Unamortized deferred lender fee	(106,488)	—
Less: Unamortized deferred discount	(3,955,449)	—

Total Loans payable, net	23,316,968	22,396,190

Less: Current portion of loans payable	(15,413,894)	(21,732,654)

Loans payable - long term	$7,903,074	$663,536

Stock Purchase Agreement

On March 11, 2015, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penelope Mining LLC (the “Investor”), and, solely with respect to certain provisions of the Stock Purchase Agreement, Minera del Norte, S.A. de C.V. (“MINOSA”). The Stock Purchase Agreement provided for us to issue and sell to the Investor shares of our preferred stock in the amounts and at the prices set forth below (the numbers set forth below have been adjusted to reflect the 1-for-12 reverse stock split of February 19, 2016):

Series	No. of Shares	Price per Share
SeriesAA-1	8,427,004	$12.00
SeriesAA-2	7,223,145	$6.00

The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor was subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders (received on June 9, 2015), the receipt of regulatory approval, performance by the Company of its obligations under the Stock Purchase Agreement, receipt of certain third party consents, the listing of the underlying common stock on the Nasdaq Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. Completion of the transaction required amending the Company’s articles of incorporation to (a) effect a reverse stock split, which was completed on February 19, 2016, (b) adjusting the Company’s authorized capitalization, which was also completed on February 19, 2016, and establishing a classified board of directors.

The Stock Purchase Agreement provided for the purchase and sale of 2,916,667 shares of Series AA-1 Preferred Stock at an initial closing and for the purchase and sale of the remaining 5,510,337 shares of Series AA-1 Preferred Stock according to a specified schedule, was subject to the satisfaction or waiver of certain other conditions set forth in the Stock Purchase Agreement. The initial closing and subsequent closings did not occur because certain conditions to closing were not satisfied or waived.

Subject to the terms set forth in the Stock Purchase Agreement, the Lender provided the Company, through a subsidiary of the Company, with a loan of $14.75 million, the outstanding amount of which, plus accrued interest, was to be repaid from the proceeds from the sale of the shares of Series AA-1 Preferred Stock at the initial closing. The outstanding principal balance of the loan at December 31, 2023 was zero and at December 31, 2022 was $14.75 million.

The obligation to repay the loan was evidenced by a promissory note (the “Note”) in the amount of up to $14.75 million and bore interest at the rate of 8.0% per annum, and, pursuant to a pledge agreement (the “Pledge Agreement”) between the Lender and Odyssey Marine Enterprises Ltd., an indirect, wholly owned subsidiary of the Company (“OME”), was secured by a pledge of 54.0 million shares of Oceanica Resources S. de R.L., a Panamanian limitada (“Oceanica”), held by OME. On December 15, 2015, the Promissory Note was amended to provide that, unless otherwise converted as provided in the Note, the adjusted principal balance shall be due and payable in full upon written demand by MINOSA; provided that MINOSA agreed that it would not demand payment of the adjusted principal balance earlier than the first to occur of: (i) 30 days after the date on which (x) SEMARNAT made a determination with respect to the current application for the Manifestacion de Impacto Ambiental relating to our phosphate deposit project, which determination is other than an approval or (y) Enterprises or any of its affiliates withdraws such application without MINOSA’s prior written consent; (ii) termination by Odyssey of the Stock Purchase Agreement; (iii) the occurrence of an event of default under the Note; (iv) March 30, 2016; or (v) if the Investor had terminated the Stock Purchase Agreement pursuant to Section 8.1(d)(iii) thereof, March 30, 2016. On March 18, 2016 the agreements with MINOSA and Penelope were further amended and extended the maturity date of the loan to March 18, 2017 (see NOTE 11 Loans Payable). The August 10, 2017 amendment to the Stock Purchase Agreement also amended the due date of the Note to a due date which may be no earlier than December 31, 2017, and at least 60 days subsequent to written notice that Minosa intended to demand payment. In December 2017 MINOSA transferred the Note to its parent company, Altos Hornos de México, S.A.B. de C.V. (“AHMSA”).

On March 3, 2023, Odyssey, AHMSA, MINOSA and Phosphate One LLC (f/k/a Penelope Mining LLC, “Phosphate One” and together with AHMSA and MINOSA, the “AHMSA Parties”) entered into Settlement, Release and Termination Agreement (the “Termination Agreement”).

Pursuant to the Termination Agreement:

•	Odyssey paid AHMSA $9.0 million (the “Termination Payment”) in cash on March 6, 2023;

•	the parties agreed that, concurrently with the payment of the Termination Payment, a portion of the Minosa Notes would be deemed automatically converted into 304,879 shares of Odyssey’s common stock;

•	the Minosa Notes, the Stock Purchase Agreement, and the Pledge Agreements were terminated;

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

On March 6, 2023, Odyssey entered into a Release and Termination Agreement with James S. Pignatelli, who was a director of Company, to terminate and release a portion of the MINOSA 2 Note assigned to Mr. Pignatelli in 2021, the related Note Purchase Agreement (“NPA”) and the Pledge Agreement.

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

AFCO Insurance Note Payable

On December 1, 2021, we executed the Premium Finance Agreement with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 2% per annum, that matured on November 30, 2022. On November 1, 2022, we executed the Premium Finance Agreement with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 4.95% per annum, that matured on October 31, 2023. On November 1, 2023, we signed the Premium Finance Agreement – Promissory Note with AFCO bearing an interest rate of 7.20% per annum maturing on October 31, 2024.

Seller Note Payable

On December 2, 2022, we executed an Amended and Restated Purchase and Sale Agreement (“Purchase and Sale Agreement”) with the seller of certain marine equipment (“Seller”). Pursuant to the Purchase and Sale Agreement, Seller agreed to sell us the marine equipment, related tooling items and spares for $2.5 million. On or before the closing date, Odyssey paid the Seller $1.1 million for the acquisition of the assets. Pursuant to the Purchase and Sale Agreement, we paid the Seller the $1.4 million balance of the purchase price as a fully amortizing loan, bearing interest at a rate of 20% per annum, maturing on June 5, 2024 (the “Seller Note”). We paid the Seller Note in full on April 4, 2023, using part of the proceeds from the April 2023 sale-leaseback transaction.

March 2023 Note and Warrant Purchase Agreement

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”) in the principal amount of up to $14.0 million, of which $13.1 million was advanced in March 2023, an additional $450,000 was advanced during the three months ended June 30, 2023 and the final $449,925 was advanced during the three months ended September 30, 2023 and (b) a warrant (the “March 2023 Warrant” and, together with the March 2023 Note, the “March 2023 Securities”) to purchase shares of Odyssey’s common stock.

The principal amount outstanding under the March 2023 Note bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the March 2023 Note, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the March 2023 Note (“PIK Interest”), and (b) the first quarterly interest payment due under the March 2023 Note will be satisfied with PIK Interest. The March 2023 Note provides Odyssey with the right, but not the obligation, upon notice to the holder of the March 2023 Note to redeem (x) at any time before the first anniversary of the issuance of the March 2023 Note, all or any portion of the indebtedness outstanding under the Note (together with all accrued and unpaid interest, including PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the March 2023 Note, all or any portion of the indebtedness outstanding under the March 2023 Note (together with all accrued and unpaid interest, including PIK Interest). Unless the March 2023 Note is sooner redeemed at Odyssey’s option, all indebtedness under the March 2023 Note is due and payable on September 6, 2024. Under the terms of the March 2023 Note Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined below), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the March 2023 Note Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under March 2023 Note are secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).

Under the terms of the March 2023 Warrant, the holder has the right for a period of three years after issuance to purchase up to 3,703,703 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the Nasdaq Capital Market immediately preceding the signing of the March 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the Warrant, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provides for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

In connection with the execution and delivery of the March 2023 Note Purchase Agreement, Odyssey entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which Odyssey agreed to register the offer and sale of the shares (the “Exercise Shares”) of Odyssey common stock issuable upon exercise of the Warrant. Pursuant to the Registration Rights Agreement, Odyssey agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the Exercise Shares and to use its reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter, subject to stated deadlines.

We incurred $98,504 in related fees which are being amortized over the term of the March 2023 Note Purchase Agreement and charged to legal expense with-in marketing, general and administrative expense. The initial proceeds of $13.6 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3,536,154, which is being amortized over the remaining term of the March 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense.

For the year ended December 31, 2023, we recorded $2,044,377 of interest expense from the amortization of the debt discount and $53,810 interest from the fee amortization, respectively. The December 31, 2023 carrying value of the debt was $13,116,138 and was net of unamortized debt fees of $44,693, net of unamortized debt discount of $1,697,985 associated with the fair value of the warrant. The total face value of this obligation at December 31, 2023 was $14,858,816.

37North

On June 29, 2023, we entered into a Note Purchase Agreement (“Note Agreement”) with 37North SPV 11, LLC (“37N”) pursuant to which 37N agreed to loan us $1,000,000. The proceeds from this transaction were received in full on June 29, 2023. Pursuant to the Note Agreement, the indebtedness was non-interest bearing and matured on July 30, 2023. At any time from 31 days after the maturity date, 37N has the option to convert all or a portion of the outstanding amount of the indebtedness into a number of conversion shares equal to the quotient obtained by dividing (A) 120% of the amount of the indebtedness, by (B) the lower of $3.66 or 70% of the 10-day volume-weighted average price of Common Stock. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness is not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or (iii) such number of shares of Common Stock that would violate the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.

Any time prior to maturity, we had the option to prepay the indebtedness at an amount of 108% of the unpaid principal. From the maturity date to 29 days after the maturity date (August 27, 2023), we were permitted to repay all (but not less than all) of an amount equal to 112.5% of the unpaid amount of the indebtedness. At any time after the 30th day after the maturity date (August 28, 2023), we were permitted to repay all (but not less than all) of an amount equal to 115% of the unpaid amount of the indebtedness after 10 days’ notice. If 37N delivers an exercise notice during this 10-day period, the note issued pursuant to the Note Agreement (the “37N Note”) would be converted to shares of Common Stock, instead of being repaid. As of December 31, 2023, we had not repaid this Note Agreement. On December 27, 2023, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $360,003 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $2.3226 under the agreement, we issued 155,000 shares of our common Stock to 37N on December 29, 2023.

If the number of shares issuable pursuant to any exercise notices by 37N is limited by the 19.9% limitation outlined above, then we are permitted to repay all of the remaining unpaid amount of the Loan in an amount equal to 130% of the remaining unpaid amount.

We evaluated the indebtedness and, based on the criteria of ASC 480 and 815-15-25-1, the 37N convertible note is classified as a liability on the consolidated balance sheet with a share settled redemption feature that is recorded as an embedded derivative. As a result, the share settled redemption feature was recorded at fair value at each reporting period outstanding with changes recognized through Interest expenses on the consolidated statement of operations. At December 31, 2023, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $804,997, in Loans payable – short term, and $702,291, in Litigation financing and other – long term.

Certain default put provisions were not considered to be clearly and closely related to the debt host, but management concluded that the value of these default put provisions was de minimis.

On March 7, 2022, we entered into a Note Purchase Agreement (“2022 Note Agreement”) with 37N in which 37N agreed to loan us up to $2,000,000. These loan proceeds were received in full on March 25, 2022. Pursuant to the 2022 Note Agreement, the indebtedness was non-interest bearing and matured on June 25, 2022. Anytime from 30 days after the maturity date, 37N had the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 125% of the amount of the indebtedness, by (B) the lower of $5.94 and 70% of the 10-day VWAP. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness was not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the 2022 Note Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or iii) exceed the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.

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

On June 29, 2022, the Company paid $2,200,000 of the outstanding amounts payable under the 2022 Note Agreement with 37N. On July 6, 2022, the Company paid the remaining $100,000 of the outstanding amounts payable under the 2022 Note Agreement with 37N.

December 2023 Note and Warrant Purchase Agreement

On December 1, 2023, we entered into a Note and Warrant Purchase Agreement (the “December 2023 Purchase Agreement”) with institutional investors pursuant to which we issued and sold to the investors (a) a series of promissory notes (the “December 2023 Notes”) in the principal amount of up to $6.0 million and (b) two tranches of warrants (the “December 2023 Warrants” and, together with the December 2023 Notes, the “December 2023 Securities”) to purchase shares of our common stock. We issued the December 2023 Notes in the aggregate amount of $3.75 million and related warrants on December 1, 2023, and December 2023 Notes in the aggregate amount of $2.25 million and related warrants on December 28, 2023.

The principal amount outstanding under the December 2023 Notes bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at our option and upon notice to the holder of the December 2023 Notes, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the December 2023 Notes (“December 2023 PIK Interest”), and (b) the first quarterly interest payment due under the December 2023 Notes will be satisfied with December 2023 PIK Interest. The December 2023 Notes provide us with the right, but not the obligation, upon notice to the holders of the December 2023 Notes to redeem (x) at any time before the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest). Unless the December 2023 Notes are sooner redeemed at our option, all indebtedness under the December 2023 Notes is due and payable on June 1, 2025. Under the terms of the December 2023 Note Purchase Agreement, we agreed to use the proceeds of the sale of the December 2023 Securities for working capital and other general corporate expenditures and to pay fees and expenses related to the transactions contemplated by the December 2023 Note Purchase Agreement. Our obligations under December 2023 Notes are secured by a pledge of and security interest in our equity interests in Odyssey Marine Cayman Limited (subject to limited stated exclusions).

Under the terms of the first tranche of December 2023 Warrants, the holders have the right for a period of three years after issuance to purchase an aggregate of up to 1,411,765 shares of our common stock at an exercise price of $4.25 per share, which represents 120.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Under the terms of the second tranche of December 2023 Warrants, the holders have the right for a period of three years after issuance to purchase an aggregate of up to 211,565 shares of our common stock at an exercise price of $7.09 per share, which represents 200.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the December 2023 Warrants, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The December 2023 Warrants provide the holders with a cashless exercise option if we have announced payment of a dividend or distribution on account of our common stock. The December 2023 Warrants also include customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

In connection with the execution and delivery of the December 2023 Note Purchase Agreement, we entered into a registration rights agreement (the “December 2023 Registration Rights Agreement”) pursuant to which we agreed to register the offer and sale of the shares (the “December 2023 Exercise Shares”) of our common stock issuable upon exercise of the December 2023 Warrants. Pursuant to the December 2023 Registration Rights Agreement, we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the December 2023 Exercise Shares and to use our reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter, subject to stated deadlines.

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

Pursuant to the Termination Agreement, the loan agreements and contractual relationships were terminated, and we agreed to (a) issue 984,848 shares of our common stock (the “Settlement Shares”) to Monaco and (b) pay Monaco an aggregate amount of $3.0 million (the “Settlement Cash”) no later than December 1, 2021. The Settlement Shares were issued at a price equal to $6.60 per share, totaling $6.5 million, which was negotiated by the parties with reference to the recent market prices of our common stock and the other terms of the Termination Agreement. We delivered $500,000 of the Settlement Cash to Monaco upon execution and delivery of the Termination Agreement. At Monaco’s option, Monaco has the right, but not the obligation, to receive the remaining $2.5 million in shares of our common stock rather than in cash. This amount was to be settled December 1, 2021, but remained outstanding at December 1, 2021. This indebtedness did not bear interest. Under the terms of the Termination Agreement, (a) the Monaco Parties agreed that approximately $14.5 million of indebtedness, which included accrued interest, owed by us to the Monaco Parties was satisfied in full and (b) certain of the Monaco Parties assigned to us all of their right, title, and interest in a portion of the proceeds from a specified shipwreck project. As a result of the termination of the loan agreements and contractual relationships, (x) our right to receive a percentage of the proceeds derived by the Monaco Parties from certain shipwreck projects was terminated, and (y) Monaco’s option to convert certain indebtedness held by it into shares of Oceanica Resources, S. de R.L. held indirectly by us was terminated. The Termination Agreement also set forth mutual releases and other customary representations, warranties, and covenants of the parties. The Company determined that the embedded conversion feature was clearly and closely related to the host contract and met the scope exception under FASB ASC 815-40. Thus, it did not require derivative liability classification under ASC 815. The Company then evaluated the conversion feature under FASB ASC 470-20, “Debt with conversion and other options” for consideration of any beneficial conversion features (“BCF”). Based on the market price of the common stock on the date of the agreement as compared to the conversion price, they determined there was a BCF of 232,175 which was recorded in additional paid-in capital. A BCF results in a debt discount which should be amortized over the stated maturity of the convertible instrument, or the earliest potential conversion date. Because the contract was convertible upon issuance, the discount was immediately accreted and charged to interest expense.

As a result of the Termination Agreement, we recognized a gain on debt settlement of approximately $5.2 million in the fourth quarter of 2021, which represented the difference between the loan principal, accrued interest and accounts payable forgiven of approximately $14.7 million and total consideration given of approximately $9.5 million.

The shares of common stock issuable under the Termination Agreement were offered and sold pursuant to a base prospectus and a prospectus supplement, both filed pursuant to Odyssey’s shelf registration statement on Form S-3 (File No. 0333-227666).

On June 14, 2022, the Company paid the $2,500,000 outstanding amount payable under the Termination Agreement with Monaco.

Other Financing Arrangement

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement” and the funding provided pursuant to the Agreement, as amended or amended and restated from time to time, the “Litigation Financing”), pursuant to which the Funder agreed to provide funding to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion.

Under the terms of the Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $6,500,000 (the “Maximum Investment Amount”). The Maximum Investment Amount was made available to the Claimholder in two phases, as set forth below:

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

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (“IRR”) of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the “Conversion Amount”). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an (“IRR”) of 100.0%, retroactive to the conversion date (the “Penalty Interest Amount”). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, noted above, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under Generally Accepted Accounting Principles in the United States (“US GAAP”). Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.

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

In the event of any receipt of proceeds resulting from the Subject Claim (as defined in the Agreement, “Proceeds”), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder’s rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding. The parties acknowledged that the Agreement constitutes a sale of the right to a portion of the Proceeds (if any) arising from the Subject Claim as set forth in this Agreement. The Claimholder has relinquished its right to the portion of the proceeds, if any, that the Funder would have the right to as described below. This sale of proceeds is being accounted for under the guidance of ASC 815 Derivatives and Hedging.

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

During 2020, the Funder provided us with $2.0 million of the Arbitration Support Funds, and we incurred $200,000 in related fees that were treated as an additional advance. Upon each funding, the proceeds were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was an immediate expense of $1,063,811 related to the derivative.

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

Third Amendment and Restatement (June 14, 2021)

On June 14, 2021, the Claimholder and the Funder entered into a Third Amended and Restated International Claims Enforcement Agreement (the “Third Restated Agreement”) relating to the Subject Claim. Under the terms of the Third Restated Agreement, the Funder made and agreed to make Claims Payments in an aggregate amount not to exceed $25,000,000, an increase of $5.0 million (the “Incremental Amount”). The Third Restated Agreement required the Claimholder to request $2.5 million of the Incremental Amount (the “First $2.5 Million”). Within 15 days after exhaustion of the First $2.5 Million, the Claimholder may either (a) request the remaining $2.5 million (the “Second $2.5 Million”) of the Incremental Amount or (b) notify the Funder that the Claimholder has decided to self-fund the Second $2.5 Million. We also incurred $80,000 in related fees which were treated as an additional advance. This Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement. As of December 31, 2023, the Funder has made Claim Payments in the aggregate amount of $4.8 million.

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

The Company determined that the financing arrangement was a derivative, measured at fair value within the scope of ASC 815 Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative will be reported in earnings on a quarterly basis. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation on December 31, 2023, and 2022 was $52.1 million and $45.4 million, respectively, with changes in the fair value of $6.7 million and $6.1 million.

See NOTE 2 for discussion of the restatement of a material prior period error.

June 2022 Subscription Agreement and Warrant Agreements

In June 2022, we sold an aggregate of 4,939,515 shares of our Common Stock and warrants (the “2022 Warrants”) to holders to purchase up to 4,939,515 shares of our Common Stock pursuant to a Subscription Agreement and Warrant Agreements dated as of June 10, 2022 (the “2022 Equity Transaction”). The net proceeds received from sale, after offering expenses of $1.8 million, were $14.7 million. The shares of Common Stock and 2022 Warrants were sold in units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $3.35 (the “Warrant Price”) per share of common stock. Each unit was sold at a negotiated price of $3.35 per unit. The 2022 Warrants are exercisable at any time beginning on December 10, 2022, and ending on the close of business on June 10, 2027.

Under the terms of the warrant agreement, the Holders are entitled to purchase from the Company one share of Common Stock, at the price of $3.35 per share. The Company in its sole discretion may lower the Warrant Price at any time prior to the expiration date for a period of not less than twenty Business Days, provided that the Company shall provide at least twenty days prior written notice of such reduction to holders of the 2022 Warrants and, provided further that any such reduction shall be identical among all of the 2022 Warrants.

A 2022 Warrant may be exercised by the Holder by delivering the aggregate exercise price unless the Holder chooses net settlement via the cashless exercise option if, there is no active registration statement or available prospectus for the issuance of the Warrant Shares by the Holder. In a cashless exercise, the Holder will receive a number of Warrant Shares determined by dividing [(A-B) (X)] by (A), where (A) represents volume-weighted average price of the common stock or the bid price of common stock, depending on the circumstances, (B) represents the Exercise Price of the 2022 Warrant, as adjusted, and (X) represents the number of Warrant Shares that would be issued upon exercise of the Warrant, if it were a cash exercise rather than a cashless exercise.

If the Company fails to deliver the Warrant Shares to the Holder within the time frame required by the agreement, and the Holder must purchase shares of Common Stock to fulfill a sale that was based on receiving the Warrant Shares (referred to as a “Buy-In”), then the Company must reimburse the Holder in cash for the difference between the total purchase price of the Common Stock purchased and the product of the number of Warrant Shares that should have been delivered and the sale price at which the obligation to purchase arose. The 2022 Warrants also included customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

The Company determined that the 2022 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the input related to the price per share and any non-cash consideration. Management determined that this input would preclude the 2022 Warrants from being indexed to the Company’s stock given that this input could be affected by variables that are extraneous to the pricing of a fixed-for-fixed option or forward contract on equity shares. As such, the 2022 Warrants were recognized as derivative liabilities and will be initially and subsequentially measured at fair value with the gain or loss due to changes in fair value recognized in the current period. The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the 2022 Warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt.

Management determined that the $1.8 million in incremental costs directly attributable to the Common Stock Offering and the issuance of 2022 Warrants shall be allocated between the two instruments in proportion to the allocation of the issuance proceeds. Furthermore, the incremental costs allocated to the Common Stock were recorded as a reduction of the proceeds in equity while the incremental costs allocated to the 2022 Warrants were expensed as incurred.

See NOTE 2 for discussion of the restatement of a material prior period error.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from contracted services or collecting on amounts owed to us.

Our 2024 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements. On December 1, 2023, we entered into the December 2023 Note Purchase Agreement with institutional investors pursuant to which we issued and sold to the investors the December 2023 Notes in the principal amount of up to $6.0 million and the December 2023 Warrants to purchase shares of our common stock. We issued December 2023 Notes in the aggregate amount of $3.75 million and related warrants on December 1, 2023, and December 2023 Notes in the aggregate amount of $2.25 million and related warrants on December 28, 2023. On May 3, 2024, we received a payment of approximately $9.4 million arising from a residual economic interest in a salvaged shipwreck. The balance of the proceeds from the December 2023 Notes and a portion of the proceeds received in May 2024, together with other anticipated cash inflows, are expected to provide operating funds through at least the third quarter of 2024.

Our consolidated non-restricted cash balance at December 31, 2023 was $4.0 million. We have a working capital deficit at December 31, 2023 of $26.6 million. The total consolidated book value of our assets was approximately $22.8 million at December 31, 2023, which includes cash of $4.0 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities (“SPEs”) and structured finance entities.

Indemnification Provisions

Under our bylaws and certain consulting agreements, we have agreed to indemnify our officers and directors for certain events arising as a result of the officer’s or director’s serving in such capacity. Separate agreements may provide indemnification after term of service. The term of the indemnification agreement is as long as the officer or director remains in the employment of the company. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, our director and officer liability insurance policy limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and no liabilities are recorded for these agreements as of December 31, 2023.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. Changes in these estimates and assumptions by our management could materially impact our results of operations and financial condition. Our management has discussed these critical accounting policies and the related estimates and assumptions with the audit committee of our board of directors.

See NOTE 3 Summary of Significant Accounting Policies to the consolidated financial statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements. We have discussed the development, selection and disclosure of these policies with our audit committee.

Derivative Financial Instruments

We evaluate all of our agreements to determine whether such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. In evaluating the fair value of derivative financial instruments, there are numerous assumptions that management must make that may influence the valuation of the derivatives that would be included in the financial statements. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

As discussed in NOTE 11 Loans Payable and NOTE 12 Fair Value Financial Instruments to the consolidated financial statements, we have certain litigation financing with detachable warrants, warrant liabilities, the OML Put Option and an embedded derivative related to the 37N Note included in the consolidated balance sheets at December 31, 2023 and 2022 that are considered derivative financial instruments.

The Litigation Financing agreement involved numerous amendments, significant non-cash financing, issuance of warrants, and issuance costs. Determination of the fair value of the derivative required significant judgment of and assumptions and estimates regarding the facts and circumstances regarding the potential liability. The fair value of the derivative is an inherently uncertain estimate because almost none of the inputs used in calculating the estimate–other than amounts funded–is objectively quantifiable. The inputs are based on management’s good-faith but unavoidably subjective assumptions, judgments and estimates regarding the potential outcomes of the NAFTA arbitration case, the potential outcomes and award amounts conditional on Odyssey winning the arbitration, the potential repayment dates, the potential dates on which any proceeds from the arbitration might be received, and certain market inputs such as discount rates. The calculations based on these inputs resulted in a range of estimated fair values. The Company reported the midpoint of that range as the fair value at each relevant period. The estimate has changed each period based on management’s revised judgments and assumptions regarding timing and other inputs. The estimate reported as the fair value is sensitive to the methods, assumptions, judgments and estimates underlying the fair value calculations because the use of different probabilities regarding potential case outcomes, potential awards, repayment dates, discount rates, or other estimated assumptions, or another method of reporting the fair value from within the calculated range, could result in a significantly or materially different estimated fair value being reported.

The fair values of 2022 Warrant and the December 2023 Warrant, which are accounted for as derivative liabilities, were estimated using a Black-Scholes valuation model. The assumptions used in this model included the use of key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

The fair value of the embedded derivative liability related to the share settled redemption feature recognized in connection with the 37N Note is determined using the with-and-without valuation method. As inputs into the valuation, we considered the type and probability of occurrence of certain events, the amount of the payments, the expected timing of certain events, and a risk-adjusted discount rate.

The OML put option was initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The OML Put Option valuation was based on the exercise period of the equity exchange agreement, share price and volatility.

Investment in Unconsolidated Entities

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. We account for our interests in entities where we have virtually no influence over operating and financial policies under the cost method of accounting. In such cases, our original investments are recorded at the cost to acquire the interest and any distributions received are recorded as income. All investments are subject to our impairment review policy.

As discussed in NOTE 8 Related Party Transactions and NOTE 7 Investment in Unconsolidated Entity Entities to the consolidated financial statements, the Company has a cost investment in a related party. The Company has entered into numerous agreements with the related party that required analysis of ASC 810-10 to determine that the Company was not the primary beneficiary. This analysis required judgment and review of the facts and circumstance to determine the proper accounting for this cost method investment. We also reviewed the impairment guidance to determine any potential impairment of the investment.

The current investment in unconsolidated entities accounted for under the equity method consists of a 6.28% in interest in OML, with an opportunity to purchase up to 40% of OML in the 18 months following the initial acquisition. We determined that the Company has a significant influence over OML’s operation due to the agreements to purchase additional interests in OML and the services we provide to OML which require our involvement in the decisions made over OML’s operations. The initial value of an investment in an unconsolidated affiliate accounted for under the equity method is recorded at the fair value of the consideration paid. As part of this acquisition, we entered into the OML Put Option to acquire additional interest in OML, which was determined to be an obligation to issue a variable number of shares that is predominantly based on variations in something other than the fair value of the company’s equity shares, within the scope of ASC 480. As such, the OML Put Option is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The OML Put Option valuation was based on the exercise period of the equity exchange agreement, share price and volatility.

Segment Reporting

We evaluate the products and services that produce our revenue and the geographical regions in which we operate to determine reportable segments in accordance with ASC 280 – Segment Reporting. Based on that evaluation, we have determined that we have only one operating segment and therefore we do not disclose segment information.

Contractual Obligations

At December 31, 2023, except as disclosed in NOTE 18 Commitments and Contingencies regarding our office lease and NOTE 13 Sale-Leaseback Financing Obligations, the Company did not have any other contractual obligations that extended beyond 12 months.

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

ITEM 8. FINANCIAL STATEMENTS

The information required by this item appears beginning on page 36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Due to the material weakness described below with respect to our internal control over financial reporting relating to the appropriate review of accounting positions for certain significant transactions, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Disclosure Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Comprehensive Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2023, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Comprehensive Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with US GAAP.

Material Weakness in Internal Control over Financial Reporting

In early 2023, we transitioned from an outdated enterprise resource planning (“ERP”) system and, as a result, we are not able to access and to provide evidence of the existence of appropriate user roles, controls and review for the year ended December 31, 2022, under our old ERP system in conjunction with the Restatement of our 2022 consolidated financial statements. This deficiency was remediated in 2023 by our transition to a new ERP system.

In connection with our evaluation for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2023 and 2022, relating to the appropriate review of accounting positions for certain significant transactions. Specifically, (a) the Company does not have sufficient resources with the adequate technical skills to identify and evaluate specific accounting positions and conclusions, and (b) the Company has inadequate processes and controls to ensure appropriate level of precision of review related to our financial statement footnote disclosures.

The material weakness resulted in a material misstatement in our financial statements or disclosures as set forth in this Comprehensive Form 10-K, and restatements were required of our previously released interim and audited consolidated financial statements.

Remediation Efforts to Address Material Weakness

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness in internal control over financial reporting, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions to remediate the material weakness in internal control over financial reporting by (a) engaging experienced personnel with responsibility for monitoring the performance of controls by control owners, (b) commencing an evaluation of the skills and experience of our existing personnel with respect to public company experience and appropriate level of expertise in the respective areas of accounting, SEC financial reporting and associated internal controls commensurate with the type, volume and complexity of our accounting operations, transactions and reporting requirements, and (c) engaging accounting advisory consultants to provide additional depth and breadth in our technical accounting, which we will continue to utilize as appropriate until we have ensured that our personnel have the appropriate expertise and experience or to supplement the expertise of our personnel. In addition, we have reinforced the importance of adherence to Company policies regarding control performance and related documentation with control owners, identified training and resource needs for control owners, and developed monitoring activities to validate the performance of controls by control owners.

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

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness in internal control relating to information technology described above, the material weakness in internal control over financial reporting described above, and the ongoing remediation of such material weakness, there were no changes during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is hereby incorporated by reference to the information under the headings “Election of Directors” and “Executive Officers and Directors of the Company” in the Company’s Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 10, 2024.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Comprehensive Form 10-K:

1.	Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 40.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

2.	Exhibits

The Exhibits listed in the Exhibits Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Comprehensive Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ODYSSEY MARINE EXPLORATION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Odyssey Marine Exploration, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net operating losses during the year ended 2023, and as of December 31, 2023, the Company’s current liabilities exceeded its current assets by $26.6 million, and its total liabilities exceeded its total assets by $85.9 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Restatement of previously issued financial statements
As discussed in Note 2, the 2022 consolidated financial statements have been restated to correct a misstatement.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Accounting and Valuation of Litigation Financing
As described further in note 12 to the financial statements, the Company entered into an agreement with a Funder to provide financial assistance in the Company’s claim against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA. The Company determined that the financing arrangement was a derivative and measured at fair value each reporting period. The fair value of this derivative instrument at December 31, 2023 is $52.1 million and is recorded in “Litigation financing and other” on the consolidated balance sheet. The determination of fair value of the litigation financing derivative liability involved a probability weighted present value of potential outcomes, which is determined by management estimates and assumptions. We identified the accounting and valuation of litigation financing as a critical audit matter.
The principal consideration for our determination that the accounting and valuation of litigation financing is a critical audit matter is that the interpretation and application of the relevant accounting literature required significant auditor judgment, and the assumptions used in determining the valuation, specifically the discount rate and probabilities of outcomes involved a high degree of subjectivity.

Our audit procedures related to the accounting and valuation of litigation financing included the following, among others.

•	We evaluated the Company’s accounting memoranda and other documentation, including application of the relevant accounting guidance.

•
We compared the underlying terms of the International Claims Enforcement Agreement to management’s accounting memoranda and independently interpreted and applied the accounting literature to the transaction.

•
We evaluated the reasonableness of management’s assessment of probabilities of outcomes by reviewing publicly available information, discussions with management and legal counsel regarding the status of the case and comparing the model to the legal terms of the agreement. We inspected minutes of the meetings of the Board of Directors and committees of the Board of Directors to search for any contradictory evidence which may indicate that the probabilities used by management might not be appropriate.

•
With the assistance of our valuation specialists, we evaluated the appropriateness of the model used in determining the fair value of litigation financing derivative liability. We also performed an independent valuation of the discount rate from external market data and compared it to the discount rate management used in the model.

Accounting for Equity Method Investment in Ocean Minerals, LLC
As described further in note 7 to the financial statements, the Company closed on a unit purchase agreement in July 2023 to acquire a minority share interest in Ocean Minerals, LLC (“OML Purchase Agreement”). The Company currently holds approximately 6% interest at December 31, 2023. The investment is a variable interest entity (“VIE”), of which the Company is not the primary beneficiary, and therefore not consolidated, but is accounted for as an equity method investment included in “Investment in unconsolidated entities” on the consolidated balance sheet at December 31, 2023 as the Company determined it had significant influence over the investee. The OML Purchase Agreement also included other features, including an equity exchange agreement, forward purchase contracts and optional units, which are included in “Put option liability”, “Forward contract liability” and “Option to purchase equity securities in related parties”, respectively on the consolidated balance sheet at December 31, 2023. We identified accounting for the OML Purchase Agreement as a critical audit matter.
The principal considerations for our determination that the accounting for the OML Purchase Agreement is a critical audit matter is the complexity of the agreement and interpretation and application of the relevant accounting literature required subjective auditor judgment given the multiple features. Auditing management’s application of the appropriate guidance required challenging and significant auditor judgment, including the need to involve an internal subject matter expert. There was also significant judgment by management when determining whether the Company is the primary beneficiary of the VIE.
Our audit procedures related to the accounting for the OML Purchase Agreement included the following, among others.

•	We evaluated the Company’s accounting memoranda and other documentation, including application of the relevant accounting guidance.

•
We compared the underlying terms of the OML Purchase Agreement to the Company’s accounting memoranda and with the assistance of our internal subject matter expert, independently interpreted the application of the accounting literature to the transaction.

•
We evaluated management’s analysis of significant activities of the VIE and which variable interest holder has the power to direct such activities. In our evaluation, we considered the purpose and design of the entity, the composition of the board of directors and other legal rights of the parties, including the significance of the decision making rights of each party in assessing which party has the power to direct the activities that most significantly affect the performance of the VIE, as well as the substance of the arrangements.

Investment in unconsolidated entity – CIC Limited
As described further in note 7 to the financial statements, the Company has approximately 15% interest in CIC, Limited. The investment is a variable interest entity, of which the Company is not the primary beneficiary and is accounted for as a cost method investment, included in “Investment in unconsolidated entities” on the consolidated balance sheet at December 31, 2023. We identified the determination of the primary beneficiary of the CIC Limited investment as a critical audit matter.
The principal considerations for our determination of the primary beneficiary of the CIC Limited investment as a critical audit matter due to the complexity of the accounting principles related to the determination of the primary beneficiary of a VIE and the significant judgment required by management in evaluating the agreement and structure of the CIC Limited investment in determining the primary beneficiary.
Our audit procedures related to the determination of the primary beneficiary of the CIC Limited investment included the following, among others.

•
We evaluated management’s analysis of significant activities of the VIE and which variable interest holder has the power to direct such activities. In our evaluation, we considered the purpose and design of the entity, the composition of the board of directors and other legal rights of the parties, including the significance of the decision making rights of each party in assessing which party has the power to direct the activities that most significantly affect the performance of the VIE, as well as the substance of the arrangements.

•	We compared the rights of each party to underlying executed legal documents and discussed with management the purpose and design of the VIE.

•	We evaluated the Company’s accounting memoranda and other documentation, including application of the relevant accounting guidance.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.
Tampa, Florida
May 17, 2024

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022 (As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,021,720	$1,443,421
Accounts and other related party receivables	110,320	7,515
Short-term notes receivable from related party	—	1,576,717
Other current assets	743,439	947,428

Total current assets	4,875,479	3,975,081

NON-CURRENT ASSETS
Investment in unconsolidated entities	9,001,646	3,901,617
Option to purchase equity securities in related parties	6,373,402	960,968
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	524,656	2,877,590
Right of use - operating leases	121,568	300,025
Other non-current assets	34,295	34,295

Total non-current assets	17,876,818	9,895,746

Total assets	$22,752,297	$13,870,827

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$345,378	$2,285,894
Accrued expenses	8,493,358	17,615,507
Operating lease liability, current portion	129,140	186,656
Forward contract liability	1,446,796	—
Put option liability	5,637,162	—
Loans payable, current portion	15,413,894	21,732,654

Total current liabilities	31,465,728	41,820,711

LONG-TERM LIABILITIES
Loans payable	7,903,074	663,536
Warrant liabilities	15,792,385	13,602,467
Litigation financing and other	52,817,938	45,368,948
Deferred contract liability	679,706	960,968
Operating lease liability	—	129,139

Total long-term liabilities	77,193,103	60,725,058

Total liabilities	108,658,831	102,545,769

Commitments and contingencies (NOTE 18)
STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 20,420,896 and 19,540,310 issued and outstanding	2,042	1,954
Additional paid-in capital	263,616,186	256,963,264
Accumulated deficit	(296,096,957)	(301,442,776)

Total stockholders’ deficit before non-controlling interest	(32,478,729)	(44,477,558)
Non-controlling interest	(53,427,805)	(44,197,384)

Total stockholders’ deficit	(85,906,534)	(88,674,942)

Total liabilities and stockholders’ deficit	$22,752,297	$13,870,827

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2023	Year ended December 31, 2022 (As Restated)
REVENUE
Marine services	$779,581	$1,150,767
Other services	24,218	183,935

Total revenue	803,799	1,334,702

OPERATING EXPENSES
Marketing, general and administrative	6,843,181	9,427,428
Operations and research	4,298,179	9,760,470

Total operating expenses	11,141,360	19,187,898

LOSS FROM OPERATIONS	(10,337,561)	(17,853,196)
OTHER INCOME (EXPENSE)
Interest income	412,625	96,478
Interest expense	(5,039,952)	(2,301,794)
Loss on equity method investment	(278,910)	—
Gain on Cuota Appreciation Rights extinguishment	—	315,235
Gain on debt extinguishment	21,177,200	—
Change in derivative liabilities fair value	(8,302,866)	(9,914,545)
Other	(1,515,138)	(164,609)

Total other income (expense)	6,452,959	(11,969,235)

(LOSS) BEFORE INCOME TAXES	(3,884,602)	(29,822,431)
Income tax benefit	—	—

NET (LOSS)	(3,884,602)	(29,822,431)
Net loss attributable to noncontrolling interest	9,230,421	7,742,572

NET INCOME / (LOSS) attributable to Odyssey Marine Exploration, Inc.	$5,345,819	$(22,079,859)

NET INCOME / (LOSS) PER SHARE
Basic	$0.27	$(1.28)

Diluted	$0.27	$(1.28)

Weighted average number of common shares outstanding
Basic	19,943,633	17,310,915

Diluted	20,118,877	17,310,915

The accompanying notes are an integral part of these consolidated financial statements.

4
3

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

	Preferred Stock – Shares	Common Stock – Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total
Year Ended December 31, 2021 (As Reported)	—	14,309,315	—	1,431	249,055,600	(275,090,857)	(36,454,812)	(62,488,638)

Cumulative effect of change of Restatement	—	—	—	—	(232,175)	(4,272,060)	—	(4,504,235)

Balance as of January 1, 2022 (As Restated)	—	14,309,315	—	1,431	248,823,425	(279,362,917)	(36,454,812)	(66,992,873)

Common stock issued for cash	—	4,945,159	—	494	6,014,233	—	—	6,014,727
Share-based compensation	—	—	—	—	1,811,551	—	—	1,811,551
Director compensation settled with equity	—	89,333	—	9	402,991			403,000
Cancellation of stock awards for payment of withholding tax requirements	—	196,503	—	20	(585,936)			(585,916)
Prior years accrued incentives settled with stock options	—	—	—	—	497,000			497,000
Net (loss)	—	—	—	—	—	(22,079,859)	(7,742,572)	(29,822,431)

Year Ended December 31, 2022 (As Restated)	—	19,540,310	—	1,954	256,963,264	(301,442,776)	(44,197,384)	(88,674,942)

Share-based compensation	—	—	—	—	585,654	—	—	585,654
Director compensation paid with share-based instruments		77,976	—	8	303,485			303,493
Cancellation of stock awards for payment of withholding tax requirements		188,162	—	19	(218,637)			(218,618)
Common stock issued for debt extinguishment	—	304,879	—	30	999,970	—	—	1,000,000
Fair value of warrants issued	—	—	—	—	3,926,962	—	—	3,926,962
Common stock issued for warrants exercised	—	90,552	—	9	303,340	—	—	303,349
Common stock issued for convertible debt conversion		155,000	—	16	524,094	—	—	524,110
Common stock issued for options exercised		64,017	—	6	228,054	—	—	228,060
Net income (loss)	—	—	—	—	—	5,345,819	(9,230,421)	(3,884,602)

Year Ended December 31, 2023	—	20,420,896	—	2,042	263,616,186	(296,096,957)	(53,427,805)	(85,906,534)

The accompanying notes are an integral part of these consolidated financial statements.

4
4

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2023	Year ended December 31, 2022 (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(3,884,602)	$(29,822,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Services provided to unconsolidated entity	(779,581)	(1,150,767)
Depreciation	242,970	88,389
Financing fees amortization	724,185	146,896
Amortization of finance liability	432,332	—
Amortization of loan prepayment premium	—	300,000
Note payable interest accretion	985,671	295,932
Note payable interest paid in kind	858,816	—
Note receivable interest accretion	(288,991)	(61,009)
Right of use asset amortization	178,457	161,084
Share-based compensation	585,654	1,811,551
Director compensation settled with equity	178,493	—
Amortization of deferred discount	2,037,000	—
Loss on equity method investment	278,910	—
Gain on debt extinguishment	(21,177,200)	—
Gain on sale of equipment	(160,000)	—
Change in derivatives liabilities fair value	8,302,866	9,914,545
(Increase) decrease in:
Accounts and other related party receivables	(103,899)	(241,707)
Short-term notes receivable related party	514,294	(12,649)
Change in operating lease liability	(186,656)	(163,171)
Other assets	203,991	(170,798)
Accounts payable	(1,675,936)	5,974,387
Accrued expenses and other	2,562,806	2,719,808

NET CASH (USED IN) OPERATING ACTIVITIES	(10,170,420)	(10,209,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	317,750	—
Purchase of property and equipment	(1,346,878)	(1,477,547)
Cash paid for investment in unconsolidated entity	(1,000,000)	—
Repayment of loan from related party	1,000,000	—
Advance to related party	—	(1,000,000)

NET CASH (USED IN) BY INVESTING ACTIVITIES	(1,029,128)	(2,477,547)

4
5

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year ended December 31, 2023	Year ended December 31, 2022 (As Restated)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	21,415,001	2,200,000
Proceeds from loans		—
Payment of debt obligation	(11,480,905)	(5,546,736)
Cancellations of stock awards for payment of withholding tax requirements	(218,618)	(585,936)
Proceeds from sale leaseback financing, net	4,050,000	—
Payment on sale leaseback financing	(370,000)	—
Offering cost paid on sale of common stock	—	(723,546)
Proceeds from issuance of common stock	239,303	16,512,375
Financing offering costs	(160,283)	—
Proceeds from warrants exercised	303,349	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,777,847	11,856,157

NET INCREASE (DECREASE) IN CASH	2,578,299	(831,330)
CASH AT BEGINNING OF YEAR	1,443,421	2,274,751

CASH AT END OF YEAR	$4,021,720	$1,443,421

	Year ended December 31, 2023	Year ended December 31, 2022 (As Restated)

SUPPLEMENTARY INFORMATION:
Interest paid	$172,346	$222,731
Income taxes paid	$—	$—
Prior year director compensation settled with equity	$125,000	$403,000
Accrued expenses converted to equity	$—	$497,000
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Fair value of liability warrants issued	$2,392,563	$—
Debt extinguished and paid in common stock	$1,000,000	$—
Conversion of debt to common stock	$300,003	$—
Non-cash contribution of investment in Odyssey Retriever, Inc.	$2,735,000	$—
Put option liability	$5,637,162	$—
Capital expenditures financed	$—	$1,400,000
Capital expenditures included in accounts payable	$—	$70,398
Conversion of accounts receivable to note receivable	$—	$503,059

4
6

Non-Cash
Disclosure:
During the years ended December 31, 2023 and 2022, we received $4,633 and $5,381,588, respectively, in non-cash
financing associated with our litigation financing as described in NOTE 12 Fair Value Financial Instruments – Litigation Financing. The funder paid this amount directly to vendors used in our North American Free Trade Agreement (“NAFTA”) arbitration support.
On December 27, 2023, 37North SPV 11, LLC (“37N”) delivered an exercise notice to us pursuant to which it exercised its right to convert $300,003 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement and, based on the applicable conversion rate of $2.3226 under the agreement, we issued 155,000 shares of our Common Stock with a market value of $360,003 to 37N on December 29, 2023.
During December 2023, we recorded a debt discount of $2,381,004 with a corresponding increase to a liability account for the fair value of certain warrants that were issued to the funder. We incurred $65,380 in fees related to this financing. The total proceeds of $6.0 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. Under the April 4, 2023 and June 30, 2023 sale-leaseback arrangements, we incurred lender fees of $350,000 and $100,000, respectively, as a cost of the financing obligation.
During the year ended December 31, 2023, we recorded a debt discount of $3,742,362 and a corresponding increase to additional paid in capital for the fair value of certain warrants that were issued to the funder. We incurred $98,504 in related fees associated with this financing. The total proceeds of $14.0 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments.
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

4
7

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
Organization
Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) is engaged in deep-ocean exploration. Our innovative techniques are currently applied to mineral exploration and other marine survey and contracted services. Our corporate headquarters are in Tampa, Florida.
Going Concern Consideration
We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from contracted services or collecting on amounts owed to us.
Our 2024 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan that is based on curtailed expenses and fewer cash requirements. On December 1, 2023, we entered into the December 2023 Note Purchase Agreement with institutional investors pursuant to which we issued and sold to the investors the December 2023 Notes in the principal amount of up to $6.0 million and the December 2023 Warrants to purchase shares of our common stock. We issued December 2023 Notes in the aggregate amount of $3.75 million and related warrants on December 1, 2023, and December 2023 Notes in the aggregate amount of $2.25 million and related warrants on December 28, 2023. On May 3, 2024, we received a payment of approximately $9.4 million arising from a residual economic interest in a salvaged shipwreck. The balance of the proceeds from the December 2023 Notes and a portion of the proceeds received in May 2024, together with other anticipated cash inflows, are expected to provide operating funds through at least the third quarter of 2024.
Our consolidated
non-restricted
cash balance at December 31, 2023 was $4.0 million. We have a working capital deficit at December 31, 2023 of $26.6 million. The total consolidated book value of our assets was approximately $22.8 million at December 31, 2023, which includes cash of $4.0 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
During the preparation of our consolidated financial statements for the period ended September 30, 2023, the Company reevaluated its accounting treatment of the International Claims Enforcement Agreement (the “Agreement” and the funding provided pursuant to the Agreement, as amended or amended and restated from time to time, the “Litigation Financing”) entered into on June 14, 2019, by Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”), pursuant to which the Funder agreed to provide funding to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). We determined that the Litigation Financing should be accounted for and classified as a derivative liability on the balance sheet, measured at fair value at each reporting date, with the corresponding change in market value being accounted for in the statement of operations with fees recognized as expenses when incurred. At the inception of the Litigation Financing in 2019, the Company, with the assistance of external accounting advisors, concluded that it should account for the Litigation Financing as a loan payable, and the related accrued interest as a short-term liability, in its consolidated financial statements beginning in the second quarter of 2019. We accounted for the Litigation Financing accordingly in our financial statements beginning with the interim period ended June 30, 2019, through the interim period ended June 30, 2023.

4
8

The change in accounting treatment does not reflect any change in the Company’s expectations regarding the outcome of the Arbitration or any amendment or modification of the Litigation Financing, or of the Company’s anticipated cash flows. It is a change in the accounting treatment of the Litigation Financing resulting in certain adjustments in the financial statements.
Our opening stockholders’ deficit at January 1, 2022 was adjusted by the amount of $4,501,234 as a result of this restatement.

4
9

Additional Corrections
During the preparation of our consolidated financial statements for the period ended September 30, 2023, and the restated consolidated financial statements, we reevaluated our accounting treatment with respect to certain other transactions and determined that there were certain errors in the accounting treatment of those transactions. The Company has corrected the accounting of those transactions in these financial statements.
The accounting treatments corrected in the restated financial statements include the following:
CIC Equity Investment Adjustment
– A correction of an error was made to Loss on Equity Method Investment of $503,100 during the year ended December 31, 2022, to correct its investment in CIC LLC as an equity method investment through August 31, 2020, when our investment in CIC LLC was converted to an investment in CIC Limited. The CIC LLC investment was incorrectly recorded under the cost method. We no longer have an investment in CIC LLC. Our investment is now in CIC Limited, which is accounted for as a cost method investment.
CIC Services Agreement Adjustment
– Under the terms of the Master Services Agreement (“MSA”), Odyssey provides services to CIC Limited in return for additional CIC Limited Shares at a fixed price (“Service Option”). Additionally, the MSA includes an option to purchase CIC Limited Shares that have not been exchanged for services at a fixed price (“Cash Option”). Odyssey Management determined that revenue from the Service Option provided subject to the MSA are within the scope of ASC 606. A correction of an error was made to record the $1,488,973 fair value of the Cash Option with a contra liability in the form of a deferred revenue at January 1, 2022. Subsequently, corrections of an error at December 31, 2022 was recorded based on the settlement of the MSA through services provided or cash settlement.
2022 Warrant Issuance
Adjustment
– Management determined that the 2022 Warrants previously accounted for as equity are not indexed to the Company’s own stock, and as such, they are accounted for as derivative liabilities and subsequently remeasured to fair value at each reporting date with changes in fair value being recorded in earnings. During the second quarter of 2022, a correction of an error was made to reclassify from Equity to Derivative Financial Instrument as described in this Note.
Other Adjustments:

•
Monaco Note Payable Adjustmen
t - Management determined that the Beneficial Conversion Feature within the Monaco Termination and Settlement Agreement is an embedded derivative and should be initially and subsequently measured at fair value, with changes in fair value reported in earnings. A correction of an error was made to Equity to record the fair value of the Beneficial Conversion Feature of $232,175 at December 31, 2022.

•	Capitalization of ROV Expense adjustment – The Company capitalized refurbishments costs of its Retriever asset that were previously expensed of $131,123 during the year ended December 31, 2022.
The following presents a reconciliation of the impacted financial statement line items as previously reported to the restated amounts as of and for the year ended December 31, 2022:

	Consolidated Balance Sheet As of December 31, 2022
Corrected Consolidated Balance Sheet	As Reported	Litigation Financing Adjustment	Investment in Unconsolidated Entities Adjustments	2022 Warrant Adjustment	Other Adjustment	As Restated
ASSETS
Investment in unconsolidated entities	4,404,717	—	(503,100)	—	—	3,901,617
Option to purchase equity securities in related parties	—	—	960,968	—	—	960,968
Property and equipment, net	2,746,467	—	—	—	131,123	2,877,590
Total assets	$13,281,836	$—	$457,868	$—	$131,123	$13,870,827

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$2,285,892	$—	$—	$—	$2	2,285,894
Accrued expenses	40,481,204	(22,865,695)	—	—	(2)	17,615,507
Loans payable	25,011,049	(24,347,513)	—	—	—	663,536
Litigation financing and other	—	45,368,948	—		—	45,368,948
Deferred revenue	—	—	960,968	—	—	960,968
Warrant liability	—	—	—	13,602,467	—	13,602,467
Total liabilities	89,826,594	(1,844,260)	960,968	13,602,467	—	102,545,769

Commitments and contingencies (Note 18)
STOCKHOLDERS’ DEFICIT		—	—	—	—
Additional paid-in capital	265,882,279	—	—	(8,919,015)	—	256,963,264
Accumulated deficit	(298,231,607)	1,844,260	(503,100)	(4,683,452)	131,123	(301,442,776)

Total liabilities and stockholders’ deficit	$13,281,836	$—	$457,868	$—	$131,123	$13,870,827

	Consolidated Statement of Operations For the Twelve Months Ended December 31, 2022
Corrected Consolidated Statements of Operations	As Reported	Litigation Financing Adjustment	2022 Warrant Adjustment	Other Adjustment	As Restated
Marketing, general and administrative	8,487,070	(146,896)	1,087,254	—	9,427,428
Operations and research	9,891,593	—	—	(131,123)	9,760,470

Total operating expenses	18,378,663	(146,896)	1,087,254	(131,123)	19,187,898

INCOME (LOSS) FROM OPERATIONS	(17,043,961)	146,896	(1,087,254)	131,123	(17,853,196)
OTHER INCOME (EXPENSE)
Interest expense	(14,086,466)	11,784,671	—	—	(2,301,795)
Change in derivative liabilities fair value	—	(6,086,172)	(3,828,373)	—	(9,914,545)
Total other income (expense)	(13,839,361)	5,698,499	(3,828,373)	—	(11,969,235)

NET INCOME / (LOSS)	$(23,140,750)	$5,845,395	$(4,915,627)	$131,123	$(22,079,859)

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	$(1.34)	0.34	(0.28)	0.01	$(1.28)

Diluted (See Note 2)	$(1.34)	0.34	(0.28)	0.01	$(1.28)

Weighted average number of common shares outstanding
Basic	17,310,915	—	—	—	17,310,915

Diluted	17,310,915	—	—	—	17,310,915

Consolidated Statements Changes in Stockholders’ Equity	Preferred Stock – Shares	Common Stock – Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2022 (As previously reported)	—	19,540,310	$—	$1,954	$265,882,279	$(298,231,607)	$(44,197,384)	$(76,544,758)

Litigation Financing Adjustment	—	—	—	—	—	1,844,260	—	1,844,260
Investment in Unconsolidated Entities Adjustments	—	—	—	—	—	(503,100)	—	(503,100)
2022 Warrant Adjustment	—	—	—	—	(8,686,840)	(4,915,627)	—	(13,602,467)
Other Adjustment	—	—	—	—	(232,175)	363,298	—	131,123

Cumulative restatement adjustments	—	—	—	—	(8,919,015)	(3,211,169)	—	(12,130,184)

Balance at December 31, 2022 (As Restated)	—	19,540,310	$—	$1,954	$256,963,264	$(301,442,776)	$(44,197,384)	$(88,674,942)

	For the Twelve Months Ended December 31, 2022
Corrected Consolidated Statements of Cash Flows	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(30,883,322)	$5,845,395	$(4,915,627)	$131,123	$(29,822,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in derivatives liabilities fair value	—	6,086,172	3,828,373	—	9,914,545
Accrued expenses and other	14,651,375	(11,931,567)	—	—	2,719,808

NET CASH USED IN OPERATING ACTIVITIES	(9,253,809)	—	(1,087,254)	(131,123)	(10,209,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,346,424)	—	—	(131,123)	(1,477,547)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,346,424)	—	—	(131,123)	(2,477,547)

	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering cost paid on financing	—	—	1,087,254	—	1,087,254
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,768,903	—	1,087,254	—	11,856,157

NET INCREASE (DECREASE) IN CASH	(831,330)	—	—	—	(831,330)
CASH AT BEGINNING OF YEAR	2,274,751	—	—	—	2,274,751

CASH AT END OF YEAR	$1,443,421	$—	$—	$—	$1,443,421

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
This summary of significant accounting policies of the Company is presented to assist in understanding our financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity and have prepared them in accordance with our customary accounting practices.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, both domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The portion of the consolidated subsidiaries not wholly owned by the Company and any related activity is eliminated through
Non-controlling interests in
the consolidated balance sheets and Net income (loss) attributable to non-controlling interests in
the consolidated statements of operations. The results of operations attributable to the non-controlling
interest are presented within equity and net income (loss) and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing inter-company balances, which are eliminated upon consolidation, include features allowing the liabilities of Exploraciones Oceánicas S. de R.L. de CV (“ExO”) and Oceanica Resources, S. de R.L. (“Oceanica”), majority owned subsidiaries of the Company, to be converted into additional equity of a subsidiary, which, if exercised, could increase the Company’s direct or indirect interest in the non-wholly
owned subsidiaries.
Use of Estimates
Management used estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles in the United States (“US GAAP”). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.
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

The Company currently generates revenues from service contracts with customers. Currently, there are two sources of revenue, marine services and other services. The contracts for the marine services provide research, scientific services, marine operations planning, management execution and project management. These services are billed generally on a monthly basis and recognized as revenue as the services are performed or provided. The Company generally does not receive any upfront consideration for these services, and there is no variable consideration for the services. Costs associated with both marine and other services include all direct consulting labor, and minimal supplies, and is charged to operations as a component of Operations and Research.
Accounts receivable are based on amounts billed to customers. We evaluate our accounts and notes receivable to estimate an allowance for credit losses over the remaining life of the financial instrument. The remaining life of our financial assets is determined by considering contractual terms among other factors. We estimate an allowance for credit losses based on ongoing evaluations of the accounts and notes receivable, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Credit losses are charged off against the allowance when we believe the uncollectibility of the financial asset is confirmed. Subsequent recoveries, if any, are credited to the allowance once received. A credit loss expense, or benefit, is recorded as Other expense in the Statement of Operations in an amount necessary to adjust the allowance for credit losses to our estimate as of the end of each reporting period. At December 31, 2023 and 2022 we determined no allowance was necessary.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash in banks. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Bismarck Exploration License
The Company follows the guidance pursuant to ASC 350, “
Intangibles-Goodwill and Other
” (ASC topic 350”) in accounting for its Bismarck Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The Company was notified in November 2023 that the 2022 exploration license renewal application was approved. The next renewal period will be in November 2024. The Bismarck Exploration License is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. We test the Bismarck Exploration License for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance of the ASC topic 350. We did not have any triggering events or impairments for the years ended December 31, 2023 or 2022.
Derivative Financial Instruments
From time to time, we may enter into a financial instrument that may contain a derivative. In evaluating the fair value of derivative financial instruments, there are numerous assumptions which management must make that may influence the valuation of the derivatives that would be included in the financial statements.
Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require a small or no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash
settled by the counterparty. As required by ASC 815 –
Derivatives and Hedging
, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements with changes in fair value reflected in our income.
As discussed in NOTE 11 Loans Payable and
NOTE 12 Fair Value Financial Instruments to the consolidated financial statements, we have certain Litigation Financing with detachable warrants, warrant liabilities and an embedded derivative related to the 37N Note on the consolidated balance sheets at December 31, 2023 and 2022 that are considered derivative financial instruments.
The Litigation Financing agreement involved numerous amendments, significant non-cash
financing, issuance of warrants, and issuance costs. Determination of the fair value of the derivative required significant judgment of and assumptions and estimates regarding the facts and circumstances regarding the potential liability. The fair value of the derivative was based on the amounts funded to date and management’s good-faith estimates of other inputs including the potential outcomes of the NAFTA case, potential repayment date, and certain market variables.

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10,
Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
, then in accordance with ASC 815-40,
Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock
. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or if they require or may require settlement by issuing a variable number of shares. If warrants do not meet the liability classification under ASC 480, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the Statements of Operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.
The 2022 Warrant and the December 2023 Warrant were determined to meet the definition of derivative liability and the fair value was estimated using a Black-Scholes valuation model.
The 37N Note was determined to include an embedded derivative liability related to the share settled redemption feature of the Note in accordance with ASC 815. The embedded derivative fair value is determined using the with-and-without valuation method.
Investments in Unconsolidated Entities
As discussed in NOTE 7 Investment in Unconsolidated Entities, the Company has cost basis method investments and an equity method investment with related parties. We account for the investments we make in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. The Company has entered into agreements with a certain related parties that required analysis of ASC
810-10
to determine if the investment is considered a variable interest entity (“VIE”). If the investment is determined to be a VIE, then the Company evaluates whether it is considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the VIE. We determine whether any of the entities in which we have made investments is a VIE at the start of each new venture and if a reconsideration event has occurred. At such times, we also consider whether we must consolidate a VIE and/or disclose information about our involvement in a VIE. This analysis required judgment and review of the facts and circumstance to determine the proper accounting for the cost and equity method investments. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. For investments in VIEs in which the Company is considered the primary beneficiary, the assets, liabilities and results of operations of the VIE are included in the Company’s consolidated financial statements. As of December 31, 2023 and 2022, there were no VIEs for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually.
We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over the operating and financial policies of the investee. Our Consolidated Statement of Operations includes our Company’s proportionate share of the net income or loss of these companies. It is our policy to account for our share of the investee’s net income or loss using a three-month lag period with an estimate of the most recent quarter results. Our judgment regarding the level of influence over each equity method investee includes considering key factors, such as our ownership interest, representation of the board of directors, participation in policy-making decisions, other commercial arrangements and material intercompany transactions.
We eliminate from our financial results all significant intercompany transactions, including the intercompany portion of transactions with equity method investees.
Long-Lived Assets
Our policy is to recognize impairment losses relating to long-lived assets in accordance with ASC 360 Property, Plant and Equipment. Decisions are based on several factors, including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. The carrying amount of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, the requirement for impairment could be triggered if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. There were no indicators of impairment for the years ended December 31, 2023 or 2022.
Any impairment losses are included in depreciation at the time of impairment. We did not have any impairments for the years ended December 31, 2023 or 2022.

5
3

Property and Equipment and Depreciation
Property and equipment is stated at historical cost. Depreciation is calculated using the straight-line method at rates based on the assets’ estimated useful lives which are normally three years for computers and peripherals, five years for furniture and office equipment and between five
and
ten
years for marine equipment. Items that may require major overhauls (such as marine equipment) that enhance or extend the useful life of these assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever was shorter. All other repairs and maintenance are expensed when incurred.
Earnings Per Share
Basic earnings per share (“EPS”) has been computed pursuant to the guidance in FASB ASC Topic 260,
Earnings Per Share
, and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options, restricted stock units, and warrants and use the if-converted
method to compute potential common shares from preferred stock, convertible notes or other convertible securities.
Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. The potential common shares in the following tables represent potential common shares from outstanding options, restricted stock awards, convertible notes and other convertible securities that were excluded from the calculation of diluted EPS during periods due to having an anti-dilutive effect are:

	December 31, 2023	December 31, 2022 (As Restated)
Average market price during the period	$3.47	$4.22
Option awards	916,111	859,999
Unvested restricted stock awards	10,087	213,739
Convertible notes	462,628	—
Put Option Liability	4,063,759	—
Common Stock Warrant	7,948,176	8,392,466

5
4

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Year ended December 31, 2023	Year ended December 31, 2022 (As Restated)
Net income (loss) attributable to Odyssey Marine Exploration, Inc.	$5,345,819	$(22,079,859)

Numerator:
Basic net income (loss)	$5,345,819	$(22,079,859)

Diluted net income (loss) available to stockholders	$5,341,008	$(22,079,859)

Denominator:
Weighted average common shares outstanding – Basic	19,943,633	17,310,915
Dilutive effect of options	5,557	—
Dilutive effect of warrants	169,687	—
Dilutive effect of other convertible securities	—	—

Weighted average common shares outstanding – Diluted	20,118,877	17,310,915

Net (loss) income per share – basic	$0.27	$(1.28)

Net (loss) income per share – diluted	$0.27	$(1.28)

Per ASC 260 Earnings Per Share, the diluted net income was calculated at $4,811 less than the basic net income due to the change in fair value of the in-the-money warrants that are measured at fair value.
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized. We do not currently have any uncertain tax positions because we have no unrecognized tax benefits under the applicable standard that were required to be recorded as either current income taxes payable or as adjustments to the balances of the deferred tax assets or deferred tax liabilities.
Operations and research
Operations and research expenses are charged to operations as incurred.
Stock-based Compensation
Our stock-based compensation is recorded in accordance with the guidance in the ASC Topic 718 Stock-Based Compensation (see NOTE 15 Stockholders’ Equity/(Deficit)). All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The expense is determined on a straight-line basis over the requisite service period for the entire award. The amount of compensation costs recognized at any date is to be at least equal to the portion of grant-date value of the award that is vested at that date. For performance-based share awards, the Company recognizes expense when it is determined the performance criteria are probable of being met. The probability of vesting is reassessed at each reporting date and compensation cost is adjusted using a cumulative catch-up adjustment. Forfeitures are recognized in compensation cost when they occur. Benefits or deficiencies of tax deductions in excess of recognized compensation costs are reported within operating cash flows.
Fair Value of Financial Instruments
Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, equity securities, accounts payable, accrued liabilities, litigation financing and loans payable. The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Certain loans payable are measured at fair value based on valuation techniques using observable inputs other than Level 1 quoted prices in active markets and, accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. The litigation financing is considered a derivative financial instrument and is carried at fair value as is required under current accounting standards. Derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

5
5

We adopted ASC Topic 820 for certain financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with US GAAP and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.
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
The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total Balance
Liabilities:
37N Note embedded derivative	$—	$—	$702,291	$702,291
Put option liability	—	—	5,637,162	5,637,162
Litigation financing			52,115,647	52,115,647
Warrant liabilities issued with debt (December 2023 Warrants)			2,392,563	2,392,563
Warrant liabilities issued with equity (2022 Warrants)			13,399,822	13,399,822

Total of fair valued l iabilities	$—	$—	$74,247,485	$74,247,485

	December 31, 2022 (As Restated)
	Level 1	Level 2	Level 3	Total Balance
Liabilities:
Warrant liabilities issued with equity (2022 Warrants)	$—	$—	$13,602,467	$13,602,467
Litigation Financing	—	—	45,368,948	45,368,948

Total of fair valued l iabilities	$—	$—	$58,971,415	$58,971,415

5
6

At December 31, 2023 the Company recorded the 37N Note measured at fair value, Level 3, for which the valuation techniques used to measure the fair value of the Company’s debt instruments are generally based on observable inputs other than quoted prices in active market. The OML Put Option, and Litigation financing are measured at fair value, Level 3. The OML Put Option valuation was based on expected timing and likelihood of completing the subsequent closings, the exercise period of the equity exchange agreement, share price and volatility. The Litigation Financing valuation was based on the following assumptions: amounts funded by the Funder, the corresponding IRR calculation, applicable percentage applicable to the recovery percentage calculation and managements good-faith estimates for estimated outcome probabilities and estimated debt repayment dates. The fair value of 2022 Warrant and the December 2023 Warrant are measured at fair value, Level 3, using a Black-Scholes valuation model. The assumptions used in this model included the use key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on our historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.
Changes in our Level 3 fair value measurements were as follows:

	37N Note embedded derivative	Put option liability	Litigation financing	Warrant liabilities issued with debt (December 2023 warrants)	Warrant liabilities issued with equity (2022 warrants)	Total

Balance as of January 1, 2022 (As Restated)	—	—	33,701,188	—	—	33,701,188

Change in fair value	—	—	6,286,172	—	3,628,373	9,914,545
Issuance of new instrument	—	—	—	—	9,974,094	9,974,094
Issuance of new funding	—	—	5,381,588	—	—	5,381,588

Year ended December 31, 2022 (As Restated)			45,368,948		13,602,467	58,971,415

Change in fair value	457,690	1,121,155	6,742,066	—	(18,045)	8,302,866
Issuance of new instrument	423,696	4,516,007	—	2,392,563	—	7,332,266
Issuance of new funding	—	—	4,633	—	—	4,633
Warrants exercised	—	—	—	—	(184,600)	(184,600)
Debt conversion to equity	(179,095)	—	—	—	—	(179,095)

Year ended December 31, 2023	702,291	5,637,162	52,115,647	2,392,563	13,399,822	74,247,485

Additional information about the Litigation Financing liability, the 2022 Warrant, and the December 2023 Warrant is included in NOTE 11 Loan Payable and NOTE 12 Fair Value Financial Instruments
.
Leases
Whenever we enter into a new arrangement, we must determine, at the inception date, whether the arrangement contains a lease. This determination generally depends upon whether the arrangement conveys to us the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to us if we obtain the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset.
If a lease exists, we must then determine the separate lease and non-lease
components of the arrangement. Each right to use an underlying asset conveyed by a lease arrangement should generally be considered a separate lease component if it both: (i) can benefit us without depending on other resources not readily available to us and (ii) does not significantly affect and is not significantly affected by other rights of use conveyed by the lease. Aspects of a lease arrangement that transfer other goods or services to us but do not meet the definition of lease components are considered non-lease
components. The consideration owed by us pursuant to a lease arrangement is generally allocated to each lease and non-lease
component for accounting purposes. However, we have elected to not separate lease and non-lease
components. Each lease component is accounted for separately from other lease components, but together with the associated non-lease
components.
For each lease, we must then determine:

•
The lease term – The lease term is the period of the lease not cancellable by us, together with periods covered by: (i) renewal options we are reasonably certain to exercise or that are controlled by the lessor and (ii) termination options we are reasonably certain not to exercise.

•	The present value of lease payments is calculated based on:

-
Lease payments – Lease payments include certain fixed and variable payments, less lease incentives, together with amounts probable of being owed by us under residual value guarantees and, if reasonably certain of being paid, the cost of certain renewal options and early termination penalties set forth in the lease arrangement. Lease payments exclude consideration that is: (i) not related to the transfer of goods and services to us and (ii) allocated to the non-lease
components in a lease arrangement, except for the classes of assets where we have elected to not separate lease and non-lease
components.

5
7

-
Discount rate – The discount rate must be determined based on information available to us upon the commencement of a lease. Lessees are required to use the rate implicit in the lease whenever such rate is readily available; however, if the implicit rate a lease is not readily determinable, we would use the hypothetical incremental borrowing rate we would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a timeframe similar to the lease term.

•
Lease classification – In making the determination of whether a lease is an operating lease or a finance lease, we consider the lease term in relation to the economic life of the leased asset, the present value of lease payments in relation to the fair value of the leased asset and certain other factors, including the lessee’s and lessor’s rights, obligations and economic incentives over the term of the lease.

Generally, upon the commencement of a lease, we will record a lease liability and a right-of-use
(“ROU”) asset. However, we have elected, for certain classes of underlying assets with initial lease terms of twelve months or less (known as short-term leases), to not recognize a lease liability or ROU asset. Lease liabilities are initially recorded at lease commencement as the present value of future lease payments. ROU assets are initially recorded at lease commencement as the initial amount of the lease liability, together with the following, if applicable: (i) initial direct costs and (ii) lease payments made, net of lease incentives received, prior to lease commencement.
Over the lease term, we increase our lease liabilities using the effective interest method and decrease our lease liabilities for lease payments made. We generally amortize the ROU asset over the shorter of the estimated useful life or the lease term and assess our ROU assets for impairment, similar to other long-lived assets.
For operating leases, a single lease cost is generally recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term.
Foreign Currency
Odyssey’s functional and reporting currency is U.S. dollars. Foreign currency denominated assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows of businesses conducted in foreign currency are remeasured using the average exchange rates throughout the period. The effect of exchange rate fluctuations on the remeasurement of assets and liabilities is included in Other expense in the Consolidated Statement of Operations.
Segment Reporting
The Company evaluates the products and services that produce its revenue and the geographical regions in which it operates to determine reportable segments in accordance with ASC 280 –
Segment Reporting
. Based on that evaluation, management has determined that the Company has only one operating segment and therefore it does not disclose segment information.
NOTE 4 – CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents. We limit investment of cash equivalents and investments to financial institutions with high credit ratings. At times, the Company’s cash balance may exceed federally insured limits. At December 31, 2023 and 2022, our uninsured cash balance was approximately $3.7 million and $0.9 million respectively. The Company has not and does not expect to incur any losses with respect to these balances.
NOTE 5 – ACCOUNTS AND OTHER RELATED PARTY RECEIVABLES
Our accounts and other related party receivables consisted of the following:

	December 31, 2023	December 31, 2022 (As Restated)
Related party (see Note 8)	$46,394	$7,515
Other	63,926	—

Total accounts and other related party receivables	$110,320	$7,515

5
8

NOTE 6 – SHORT-TERM NOTES RECEIVABLE RELATED PARTY
Our short-term notes receivable consisted of the following:

	December 31, 2023	December 31, 2022 (Restated)
Related party (see Note 8)	$—	$1,576,717

Short-term notes receivable	$—	$1,576,717

The Related party note was owed to the Company by CIC. This note was paid in full during the first quarter of 2023. Interest income derived from this instrument was recorded using the simple interest method. The note also included an original issue discount for which income was recorded by applying the straight-line amortization method. See Note 8 for further details.
NOTE 7 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	December 31, 2023	December 31, 2022 (Restated)
CIC Limited	$4,514,618	$3,901,617
Chatham Rock Phosphate, Limited	—	—
Neptune Minerals, Inc.	—	—
Ocean Minerals, LLC	4,487,028	—

Investment in unconsolidated entities	$9,001,646	$3,901,617

CIC Limited
We had approximately a 14.99% and 14.60% ownership in CIC Limited (“CIC”) at December 31, 2023 and 2022, respectively. Due to the structure of CIC, we determined this venture to be a variable interest entity (“VIE”) consistent with ASC 810. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. We record our investment under the cost method as this company is incorporated and we have determined we do not exercise significant influence over the entity. We provide services to CIC (see NOTE 8. Related Party Transactions). This company is pursuing deep water exploration permits in foreign waters. We assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. We reviewed the following items to assist in determining CIC’s composition:

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

•
We would consolidate the results of any such entity in which we determined we had a controlling financial interest. We would have a “controlling financial interest” in such an entity if we had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, we reassess whether we have a controlling financial interest in our investments in these legal entities.

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

5
9

Chatham Rock Phosphate, Limited
We have approximately a 1% ownership in Chatham Rock Phosphate, Limited (“CRPL”). We record our investment under the cost method. During 2012, we performed deep-sea
mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1,680,000. As payment for these services, CRP issued 9,320,348 ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now CRPL. In exchange for our 9,320,348 shares of CRP, we received 141,884 shares of CPRL, which represents equity ownership of, at most, approximately 1% of the surviving entity with zero value. We continue to carry the value of our investment in CPRL at zero in our consolidated financial statements.
Neptune Minerals, Inc.
We have an ownership interest of approximately 14% in Neptune Minerals, Inc. (“NMI”). We currently apply the cost method of accounting for this investment. Previously, when we accounted for this investment using the equity method of accounting, we accumulated and did not recognize $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting.
Ocean Minerals, LLC
On June 4, 2023, Odyssey, Odyssey Minerals Cayman Limited, a wholly owned subsidiary of Odyssey (the “Purchaser”), and OML entered into a Unit Purchase Agreement (as amended on July 1, 2023, October 3, 2023 and October 17, 2023, the “OML Purchase Agreement”) pursuant to which the Purchaser agreed to purchase, and OML agreed to issue and sell to the Purchaser, an aggregate of 733,497 membership interest units of OML (the “Purchased Units”) for a total purchase price of $15.0 million. After giving effect to the issuance and sale of all the Purchased Units, the Purchased Units will represent approximately 15.0% of the issued and outstanding membership interest units of OML (based upon the number of membership interest units outstanding on June 1, 2023).
At December 31, 2023, Odyssey owned approximately 6.28% of the issued and outstanding membership interest units of Ocean Minerals, LLC (“OML”). The Company determined that OML is a VIE as it does not have sufficient equity at-risk
to permit OML to finance its activities without additional subordinated financial support. However, as Odyssey’s lack of power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method.
The initial closing with respect to the Purchased Units occurred on July 3, 2023, on which date OML issued 293,399 of the Purchased Units to the Purchaser in exchange for (a) a payment of $1.0 million in cash by the Purchaser to OML and (b) Odyssey’s transfer to OML of all the outstanding shares of Odyssey Retriever, Inc. (“ORI”), a wholly owned subsidiary of Odyssey, with an estimated fair value of $3.3 million. Pursuant to the OML Purchase Agreement, in one or more closings to be held no later than June 28, 2024, OML will issue an additional 195,599 of the Purchased Units to the Purchaser for an aggregate purchase price of $4.0 million cash paid to OML. The OML Purchase Agreement provides that a final closing with respect to the Purchased Units will occur on the earlier of (x) the date that is 30 days after OML notifies that it has received (and provided a copy to Odyssey of) a specified resource report providing an indicated resource estimate for the area covered by OML’s exploration license or (y) the first anniversary of the initial closing. At the final closing, OML will issue an additional 244,499 of the Purchased Units to the Purchaser for an aggregate purchase price of $5.0 million cash paid to OML.
The OML Purchase Agreement also provides the Purchaser the right, but not the obligation, at any time and from time to time prior to the
18-month
anniversary of the initial closing, to purchase up to an additional 1,466,993 membership interest units of OML (the “Optional Units”) at a purchase price equal to $20.45 per membership interest unit. The OML Purchase Agreement sets forth customary representations, warranties, and covenants of the parties and customary conditions to closing and termination provisions. The Optional Units are within the scope of ASC 321 and would therefore be initially recognized at cost as part of the initial consideration transferred, and thereafter will be accounted for under the measurement alternative at cost with subsequent adjustments related to impairment and observable market conditions.

Equity Exchange Agreement
In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Exchange Agreement”) pursuant to which such members of OML have the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s common stock, exercisable at any time and from time to time during the period beginning on the six-month
anniversary of the date of the Exchange Agreement and ending on the date that is the earliest of (a) the date on which a dissolution event occurs with respect to OML, (b) the date on which a material adverse effect occurs with respect to OML, and (c) the date that is 18 months after the date of the Exchange Agreement. If a member of OML elects to exchange membership interest units of OML for shares of Odyssey’s common stock, the number of shares of Odyssey’s common stock such member will receive will equal the product of (x) the number of membership interest units such member desires to exchange, multiplied by (y) a fraction, the numerator of which is the per unit value of the membership interest units and the denominator of which is the per share value of the shares of Odyssey’s common stock, in each case determined pursuant to the Exchange Agreement. Under the terms of the Exchange Agreement, the per unit value of the membership interest units means the greater of $20.45 and the purchase price per membership interest unit paid in the most recent sale of membership interest units by OML, and the per share value of the shares of Odyssey’s common stock means the greater of the “Minimum Price,” as defined in Nasdaq Rule 5635(d), and the five-day
volume-weighted average price per share of the common stock.
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
The Equity Exchange Agreement is a liability within the scope of ASC 480 that is initially measured at fair value and will be included within the initial consideration transferred. Subsequently, changes in the fair value of the liability will be recognized in earnings.
Contribution Agreement
In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey, the Purchaser, and OML also entered into a Contribution Agreement pursuant to which additional membership interest units of OML may be issued to the Purchaser in consideration of the contribution to OML by Odyssey from time to time of certain property or other assets and services with an aggregate value of up to $10.0 million. We concluded that the Contribution Agreement is within the scope of ASC 606, as the services provided are within Odyssey’s ordinary activities, and OML is therefore considered a customer of Odyssey.
Equity Method of Accounting
The Company has determined that OML operates more like a partnership, and as the Company holds more than 3% - 5% and has greater than virtually no influence over OML, the investment is within the scope of ASC 323, Investments – Equity and Joint Ventures. Odyssey applied the equity method investment accounting for its interest in OML, starting on July 3, 2023. As a result, OML is considered a related party. The Company further concluded that the initial closing consideration transferred is $10.3 million, and includes the cash amount paid, the fair value of the contribution of ORI, the fair value of the second and third closings and Equity Exchange Agreement, and acquisition costs. Furthermore, the total consideration transferred is allocated to the different components identified in the OML Purchase Agreement based on their closing date fair value, including, (1) the Initial OML Units, (2) the Second OML Units option, (3) the Third OML Units option and (4) the Optional Units, each as defined below, as well as the Equity Exchange Agreement as previously defined above.
Through a series of transactions pursuant to the OML Unit Purchase Agreement, the Company agreed to pay a total purchase price of $15 million, or $20.45 per unit, for 733,497 units, as follows:

(1)
The Initial Closing – The Company purchased 293,399 of the Purchased Units (the “Initial OML Units”), representing approximately 6.28% of the OML Units, in return for the initial purchase price of $1.0 million cash and Odyssey’s shares of ORI. The initial closing of the purchase and sale of the Purchased Units was amended to July 3, 2023.

(2)
The Second Closing – The Company agreed to purchase 195,599 of the Purchase Units (the “Second OML Units”) in return for the second purchase price of $4 million, payable in cash at that time (“Second Closing”). The parties entered into the third amendment to the OML Purchase Agreement to amend the closing date of the Second Closing to be February 16, 2024 and the fourth amendment to amend the closing date of the Second Closing to June 28, 2024.

(3)
The Third Closing – The Company agreed to purchase 244,499 of the Purchased Units (the “Third OML Units”) in return for the purchase price of $5 million, payable in cash at that time. The third closing will occur on the earlier of (a) the date that is thirty (30) days after OML notifies the Company that it has received and provides a copy to the Company of, the Independent Resource Report, and (b) the date that is the first anniversary of the initial closing date (“Third Closing”).

(4)
Optional Units – The Company has the option to purchase up to additional 1,466,993 of OML Interest Units (“the Units”), at the Company’s discretion (“Optional Units”), at the agreed upon price of $20.45 per unit within the eighteen-month anniversary of the Initial Closing Date, July 3, 2023. The recorded asset value of this option is $5.7 million on December 31, 2023. Optional Units are within the scope of ASC 321, and would therefore be initially recognized at cost as part of the initial consideration transferred, and thereafter will be accounted for under the measurement alternative at cost with adjustments related to impairment and observable market conditions. If the Company does not purchase all the Optional Units prior to the eighteen-month anniversary, the Company may purchase any of such unpurchased Optional Units at the higher price of (i) a discount of 10% to the price paid for which OML sold the Units in the most recent transaction for the Units immediately preceding such discounted purchase of Optional Units or (ii) $20.45. On October 17, 2023, the parties entered into the third amendment to the OML Purchase Agreement to remove the second part of the Optional Units provision. Therefore, as of the amendment date, the Company may only purchase the Optional Units through January 2, 2025 (eighteen months from the Initial Closing Date) (“Optional Units Amendment”).

The Company concluded that the Second OML Units option, the Third OML Units option and the Optional Units are within the scope of ASC 321 Investments – Equity and Joint Ventures and would therefore be initially recognized at cost as part of the initial consideration transferred, and thereafter will be accounted for under the measurement alternative at cost with adjustments related to impairment and observable market adjustments.
The Company concluded that the Contribution Agreement is within the scope of ASC 606, Revenue from Contracts with Customers, as the services provided are within the Company’s ordinary activities, and OML is therefore considered a customer of Odyssey. For the year ended December 31, 2023, we invoiced OML $166,581 and $14,891 recorded in Marine services and Operating and other revenues, respectively, in our consolidated statements of operations.
The Company concluded that the Equity Exchange Agreement is a liability within the scope of ASC 480, Distinguishing Liabilities from Equity, that is initially measured at fair value and will be included within the initial consideration transferred. Subsequently, changes in the fair value of the liability was recognized in earnings and not as an adjustment to the cost basis of Odyssey’s investment in OML.
As part of the Initial Closing, Odyssey transferred its equity interest of ORI, free of debt of the finance liability owed on the sale-leaseback arrangement. This portion was determined to be part of the Initial Consideration Transferred, as of July 3, 2023, as it meets the definition of a subsidiary of the acquirer.
ASC 805, Business Combination, further provides that the consideration transferred in a business combination is measured at fair value, determined in accordance with ASC 820, Fair Value Measurement, except for (i) assets and liabilities transferred that remain under the control of the acquiree after the business combination, and (ii) any portion of the acquirer’s shared-based replacement awards exchanged for awards held by the acquiree’s grantees included in the consideration transferred.
Therefore, the Company determined that although the OML Purchase Agreement provides that the contractual amount of ORI is $5 million, the Company is required to determine whether the contractual amount represents the fair value of the transferred asset. It is further noted that ORI primarily consists of one asset (the “Retriever asset”) that was previously acquired and refurbished by Odyssey.
Given the uniqueness of the asset, a
6,000-meter
rated remotely operated vehicle (“ROV”), and its relatively recent acquisition and refurbishment, the Company determined to apply the cost method in order to evaluate the estimated fair value of the asset of $3.3 million. The Company transferred ORI but retained the obligation to pay the lease payments for the Retriever asset as the Company retained the obligation to continue making payments. The net book value of ORI, as of July 3, 2023, was $3.1 million. Therefore, at the Closing Date, Odyssey recognized a Gain of the sale of an entity in the consolidated statement of operations in the amount of $174,107 related to the disposal of ORI.
The Company determined that the initial Closing Consideration is as follows:

Cash consideration	$1,000,000
Fair value of Odyssey Retriever, Inc.	3,280,261
Fair value of the Second Closing	676,921
Fair value of the Third Closing	769,875
Fair value of the Equity Exchange Agreement	4,516,007
Transaction costs	49,988

Initial closing consideration	$10,293,052

At December 31, 2023 and 2022, our accumulated investment in OML was $4,487,028 and $0, respectively, which is classified as an investment in unconsolidated entities in our consolidated balance sheets. For the year ended December 31, 2023, the company recognized
a
change in put option liability of $1.1 million in the consolidated statement of operations to record the fair value adjustment of the equity exchange agreement.
For the year ended December 31, 2023, based on estimated financial information for our equity-method investee, we recognized $278,910 of Loss on Equity Method Investment in the consolidated statement of operations for our proportionate share of the net loss of our equity method investee, which decreased our net income for the year ended December 31, 2023 in our consolidated statement of operations. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transaction to the extent of our ownership interest.
NOTE 8 RELATED PARTY TRANSACTIONS
CIC Limited
Odyssey’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.5% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules and Odyssey’s board of directors has formed a special committee to address any matters relating to CIC. We are providing services to CIC in accordance with the terms of a Services Agreement pursuant to which Odyssey provides certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea
mineral related services on a cost-plus profit basis and is compensated for these services with a combination of cash and equity in CIC. During the years ended December 31, 2023 and 2022, we invoiced CIC a total of $613,000 and $1,150,767, respectively, recorded in marine services in our consolidated statements of operations, which was for technical services. During the years ended December 31, 2023 and 2022, we invoiced CIC a total of $9,327 and $183,935, respectively, recorded in Operating and other revenues in our consolidated statements of operations, which was for support services. We have the option to accept equity in payment of the amounts due from CIC in lieu of cash. See Note 6 Investment in Unconsolidated Entities.
On December 13, 2022, we entered into a Loan Agreement with CIC. Pursuant to the Loan Agreement, CIC issued to Odyssey a convertible promissory note in the amount of $1,350,000 that bore interest at a rate of 18% per annum. On the closing date, Odyssey advanced CIC $1,000,000 (the “Advanced Amount”) and recorded an original issue discount (“OID”) of $350,000, which we accrued as interest income in our consolidated statements of operations. Pursuant to the Note, CIC could repay the debt for the Advanced Amount and interest accrued thereon. Mr. Justh provided a limited guaranty to Odyssey in conjunction with the Loan Agreement. The December 31, 2022, carrying value of the loan was $1,061,009 and accrued interest was $12,649, which is included in the Short-term notes receivable related party balance on the Consolidated Balance Sheet. In April 2023, CIC repaid in full the Advanced Amount and accrued interest thereon ($1,068,000) in full satisfaction of indebtedness in accordance with the terms of the Loan Agreement. Upon settlement, we recognized a loss in the amount of $282,000. On December 13, 2022, CIC issued a Services Agreement Note to us. Pursuant to the Services Agreement Note, as amended on June 30, 2023, and August 8, 2023, Odyssey agreed to consolidate the outstanding accounts receivables balance for past and future services performed under the Services Agreement in an amount not to exceed $625,000. The Services Agreement Note bore interest at a rate of 1.5% per month and matured on August 15, 2023. The December 31, 2022, carrying value of the Services Agreement Note was $503,059. On August 15, 2023, CIC repaid principal and interest in the aggregate amount of $686,976 in full satisfaction of the Services Agreement Note.
The terms of the Loan Agreement and Services Agreement Note were not necessarily indicative of the terms that would have been provided had a comparable transaction been entered into with independent parties.
See Note 5 Accounts and Other Related Party Receivables for related accounts receivable and Note 6 Short-term Notes Receivable Related Party for related short-term notes receivable at December 31, 2023 and 2022 and Note 7 Investment in Unconsolidated Entities for our investment in an unconsolidated entity.
Pignatelli
On July 15, 2021, MINOSA assigned $404,633 of its indebtedness with accumulated accrued interest of $159,082 to James Pignatelli, then a director of the Company, under the same terms as the original agreement, and that indebtedness continued to be convertible at a conversion price of $4.35. This transaction was reviewed and approved by the independent members of the Company’s board of directors. On March 6, 2023, this note was terminated and Odyssey issued a new note, see Note 11 Loans Payable – MINOSA 2 for detail. Mr. Pignatelli’s term as a director of the Company expired in June 2023.

6
3

Ocean Minerals, LLC
We also provide services to Ocean Minerals, LLC (“OML”), a
deep-sea
mineral exploration company, in which we hold approximately 6.28% of the equity interests (see Note 7 Investment in Unconsolidated Entities). We are providing these services to OML pursuant to the Contribution Agreement that provides for deep-sea
mineral related services on a cost-plus profit basis and will be compensated for these services with equity in OML. See Note 7 Investment in Unconsolidated Entities for amounts we invoiced OML during the year ended December 31, 2023.
Salvage Agreement
We hold a 40% interest in proceeds under a salvage agreement from our legacy shipwreck business. A company controlled by Mr. Justh obtained the right to the remaining 60% of those proceeds from an unrelated third party in exchange for the obligation to finance legal expenses relating to the recovery of the proceeds, pursuant to a funding arrangement to which we are also a party. Odyssey and Mr. Justh’s controlled entity will be responsible for any remaining legal costs on a pro rata basis.
Oceanica and ExO
Odyssey and its subsidiary, Oceanica Marine Operations S.R.L. (“OMO”), hold three notes (the
“Oceanica-ExO
Notes”) issued and/or guaranteed by our majority-owned subsidiaries, ExO and Oceanica, in the aggregate principal amount of approximately $23 million, which was advanced to ExO and Oceanica to fund working capital, exploration and legal expenses. In addition, Odyssey provides management and administrative services to ExO and funds ExO’s ongoing administrative expenses pursuant to a services agreement in exchange for a recurring monthly fee and reimbursement of funded amounts. Certain of Odyssey’s former and current directors and officers are also directors or officers of ExO and Oceanica. The Oceanica-ExO Notes and outstanding receivables under the management and services agreement accrue interest at 18% per annum. As of December 31, 2023, the aggregate outstanding amount of the
Oceanica-ExO
Notes with accrued interest was approximately $104.4 million, and the aggregate receivable pursuant to the management and services agreement was approximately $675,000. As of December 31, 2022, the aggregate outstanding amount of the Oceanica-ExO Notes with accrued interest was approximately $87.3 million, and the were no amounts due for services pursuant to the management and services agreement.
Stockholders
We have entered into financing transactions with certain stockholders that beneficially own more than five percent of our Common Stock. FourWorld Capital Management LLC (“FourWorld”) beneficially owns approximately 20% of our Common Stock. Part of that holding includes two of FourWorld’s funds, each of which individually beneficially owns more than five
percent of our Common Stock and has participated in our financial transactions: each of FW Deep Value Opportunities Fund LLC and FourWorld Global Opportunities Fund, Ltd beneficially owns approximately 6% of our Common Stock. Funds managed by Two Seas Capital LP (“Two Seas”) own approximately 9.99% of our Common Stock after giving effect to the 9.99% beneficial ownership limitation applicable to warrants held by its funds. Greywolf Opportunities Master Fund II LP and its affiliates (“Greywolf”) beneficially own approximately 9% of our Common Stock.
On June 10, 2022, we completed the 2022 Equity Transaction, in which FourWorld participated. FourWorld funds purchased 292,628 shares of our Common Stock and 2022 Warrants to purchase 292,628 shares of our Common Stock in the 2022 Equity Transaction for a purchase price of $980,304. FourWorld exercised some of the 2022 Warrants on August 31, 2023, to purchase 1,000 shares of Common Stock at $3.35 per share. As of December 31, 2023, FourWorld held 2022 Warrants to purchase 291,628 shares of our Common Stock at an exercise price of $3.35 per share.
On March 6, 2023, we entered into the March 2023 Note Purchase Agreement, pursuant to which we issued the March 2023 Note and the March 2023 Warrants. FourWorld, Two Seas and Greywolf each purchased portions of the March 2023 Note and March 2023 Warrants. No principal amount was repaid during fiscal year 2023.

•
FourWorld purchased a portion of the March 2023 Note in the principal amount of $1.08 million and March 2023 Warrants to purchase 285,715 shares of our Common Stock on March 6, 2023, for an aggregate purchase price of $1.08 million. Interest at the rate of 11% had accrued and was capitalized with respect to the March 2023 Note as of December 31, 2023, in the amount of $31,866 for the note held by FourWorld. As of December 31, 2023, FourWorld held March 2023 Warrants to purchase 285,715 shares of our Common Stock.

•
Two Seas purchased a portion of the March 2023 Note in the principal amount of $2,300,641 and March 2023 Warrants to purchase 608,635 shares of our Common Stock on March 6, 2023, for an aggregate purchase price of $2,300,641; and a portion of the March 2023 Note in the principal amount of $449,359 and Warrants to purchase 118,878 shares of our Common Stock on September 22, 2023, for an aggregate purchase price of $449,359. Interest at the rate of 11% had accrued and was capitalized with respect to the March 2023 Note as of December 31, 2023, in the amount of $80,374 for the note held by Two Seas. As of December 31, 2023, Two Seas held March 2023 Warrants to purchase 608,635 shares of our Common Stock.

•
Greywolf purchased a portion of the March 2023 Note in the principal amount of $7.0 million and March 2023 Warrants to purchase 1,851,852 shares of our Common Stock for an aggregate purchase price of $7.0 million. No principal amount was repaid during fiscal year 2023. Interest at the rate of 11% had accrued and was capitalized with respect to the March 2023 Note as of December 31, 2023, in the amount of $206,539 for the note held by Greywolf. As of December 31, 2023, Greywolf held March 2023 Warrants to purchase 1,851,852 shares of our Common Stock, each at an exercise price of $3.78 per share.

6
4

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement, in which FourWorld, Two Seas and Greywolf participated. No principal amount was repaid during fiscal year 2023.

•
FourWorld purchased a December 2023 Note in the principal amount of $500,000 and December 2023 Warrants to purchase 135,278 shares of our Common Stock for an aggregate purchase price of $500,000. Interest at the rate of 11% had accrued and was capitalized with respect to the December 2023 Notes as of December 31, 2023, in the amount of $4,671 for the note held by FourWorld. As of December 31, 2023, FourWorld held December 2023 Warrants to purchase 117,648 shares of our Common Stock at an exercise price of $4.25 per share and December 2023 Warrants to purchase 17,630 shares of our Common Stock at an exercise price of $7.09 per share.

•
Two Seas funds purchased a December 2023 Note in the principal amount of $2.0 million and December 2023 Warrants to purchase 541,109 shares of our Common Stock for an aggregate purchase price of $2.0 million. Interest at the rate of 11% had accrued and was capitalized with respect to the December 2023 Notes as of December 31, 2023, in the amount of $18,871 for the note held by Two Seas. As of December 31, 2023, Two Seas held December 2023 Warrants to purchase 470,589 shares of our Common Stock at an exercise price of $4.25 per share and December 2023 Warrants to purchase 70,523 shares of our Common Stock at an exercise price of $7.09 per share.

•
Greywolf purchased a December 2023 Note in the principal amount of $1.0 million and December 2023 Warrants to purchase 270,556 shares of our Common Stock for an aggregate purchase price of $1.0 million. Interest at the rate of 11% had accrued and was capitalized with respect to the December 2023 Notes as of December 31, 2023, in the amount Greywolf held December 2023 Warrants to purchase 235,295 shares of our Common Stock at an exercise price of $4.25 per share and December 2023 Warrants to purchase 35,261 shares of our Common Stock at an exercise price of $7.09 per share.

NOTE 9 – OTHER CURRENT ASSETS
Our other current assets consisted of the following:

	December 31, 2023	December 31, 2022 (As Restated)
Prepaid insurance	$608,353	$649,069
Other prepaid assets	119,820	72,956
Deposits	15,266	225,403

Total other current assets	$743,439	$947,428

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.
NOTE 10 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	December 31, 2023	December 31, 2022 (As Restated)
Computers and peripherals	$483,042	$458,309
Furniture and office equipment	782,471	1,002,773
Marine equipment	559,294	6,807,067

	1,824,807	8,268,149
Less: Accumulated depreciation	(1,300,151)	(5,390,559)

Property and equipment, net	$524,656	$2,877,590

Depreciation expense for the years ended	$242,970	$88,389

6
5

NOTE 11 – LOANS PAYABLE
The Company’s consolidated notes payable consisted of the following carrying values:

	Loans Payable
	December 31, 2023	December 31, 2022 (Restated)
MINOSA 1	$—	$14,750,001
MINOSA 2	—	5,050,000
March 2023 Note	14,858,816	—
December 2023 Note	6,000,000	—
Emergency Injury Disaster Loan	150,000	149,900
Vendor note payable	484,009	484,009
Seller Note payable	—	1,400,000
AFCO Insurance note payable	468,751	562,280
Pignatelli note	500,000	—
37N Note	804,997	—
Finance liability (NOTE 13)	4,112,332	—

Total Loans payable	27,378,905	22,396,190
Less: Unamortized deferred lender fee	(106,488)	—
Less: Unamortized deferred discount	(3,955,449)	—

Total Loans payable, net	23,316,968	22,396,190
Less: Current portion of loans payable	(15,413,894)	(21,732,654)

Loans payable - long term	$7,903,074	$663,536

MINOSA 1
On March 11, 2015, in connection with the Stock Purchase Agreement (refer to the discussion of the
Convertible Preferred Stock
in
Note 15 – Stockholders’ Equity/(Deficit)
below) we issued promissory notes to Minera del Norte, S.A. de C.V. (“MINOSA”) with a principal amount of $14.75 million (the “Minosa 1 Note”). The outstanding indebtedness bears interest at 8.0% percent per annum. The Minosa 1 Note was amended from time to time in 2015, 2016, and 2017 to extend the maturity date and each amendment was accounted for as a debt modification, as the change in cash flows was not substantial. The principal balance of the Minosa 1 Note was due and payable in full upon written demand by MINOSA and was classified as short-term debt. The carrying amount of the Minosa 1 Note is equal to the principal amount since the amount of debt issuance costs were immaterial as of issuance and as of each amendment date. In connection with the Minosa 1 Note, we granted MINOSA an option to purchase interest in Oceanica Resources, S.R.L. for $40.0 million (the “Oceanica Call Option”) which expired on March 11, 2016. During December 2017, MINOSA transferred this debt to its parent company.
MINOSA 2
On August 10, 2017, we entered into a Note Purchase Agreement (the “Minosa Purchase Agreement”) with MINOSA. Pursuant to the Minosa Purchase Agreement, MINOSA agreed to loan Odyssey Marine Enterprises Ltd. up to $3.0 million. By January 2018, the Company borrowed the entire $3.0 million against this facility, and Epsilon Acquisitions LLC (“Epsilon”) assigned $2.0 million of its previously held debt to MINOSA. The indebtedness is evidenced by a secured convertible promissory note (the “Minosa 2 Note” and, together with the Minosa 1 Note, the “Minosa Notes”) and bears interest at a rate equal to 10.0% per annum. The carrying amount of the Minosa 2 Note is equal to the principal amount, as the amount of debt issuance costs were immaterial. Unless otherwise converted as described below, the entire outstanding principal balance and all accrued interest and fees are due and payable upon written demand by MINOSA. The Minosa 2 Note is classified as short-term debt.
During December 2017, MINOSA transferred this indebtedness to its parent company. On July 15, 2021, $404,633 of this indebtedness with accumulated interest of $159,082 was transferred to James Pignatelli, a director of the Company, under the same terms as the original agreement, and that indebtedness continues to be convertible at a conversion price of $4.35 per share. This transaction was reviewed and approved by the independent members of the Company’s board of directors.

6
6

The Minosa 2 Note is convertible into a maximum share count of approximately 2,177,849 shares of our common stock in the event of a default, subject to adjustment for certain dilutive events, and is settleable only in shares. MINOSA has the right to convert all amounts outstanding under the Minosa 2 Note into shares of our common stock upon 75 days’ notice to us or upon a merger, consolidation, third party tender offer, or similar transaction relating to us. Of the principal amount of the Minosa 2 Note, $2.7 million is convertible at a conversion price of $4.35 per share, $1 million is convertible at a conversion price of $4.19 per share, and $1 million is convertible at a conversion price of $4.13 per share. Upon the occurrence of an event of default, the Minosa 2 Note is convertible at MINOSA’s option at a conversion price equal to one-half
of the applicable conversion price.
Upon the closing of the Minosa Purchase Agreement, along with MINOSA, and Penelope Mining LLC, an affiliate of MINOSA (“Penelope”), executed and delivered a Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement (the “Second AR Waiver”). Pursuant to the Second AR Waiver, MINOSA and Penelope consented to the transactions contemplated by the Minosa Purchase Agreement and waived any breach of any representation or warranty and violation of any covenant in the Stock Purchase Agreement, dated as of March 11, 2015, as amended April 10, 2015 (the “SPA”), by and among us, MINOSA, and Penelope, arising out of the Company’s execution and delivery of the Minosa Purchase Agreement and the consummation of the transactions contemplated thereby. Pursuant to the Second AR Waiver, we also waived, and agreed not to exercise our right to terminate the SPA pursuant to Section 8.1(c)(ii) thereto, both (a) until after the earlier of (i) July 1, 2018, (ii) the date that MINOSA fails, refuses, or declines to fund (or otherwise does not fund) any subsequent loan under the Minosa Purchase Agreement and (iii) demand is made for repayment of all or any part of the indebtedness outstanding under the Minosa Notes, the Second AR Epsilon Note, or the Promissory Note, dated as of March 11, 2015, as amended (the “SPA Note”), in the principal amount of $14.75 million that was issued by us to MINOSA under the SPA, and (b) unless on or prior to such termination, the Minosa Notes are paid in full.
The Second AR Waiver (x) further provides that following any conversion of the indebtedness evidenced by the Minosa 2 Note, Penelope may elect to reduce its commitment to purchase our preferred stock under the SPA by the amount of indebtedness converted by MINOSA and (y) amends the SPA Note to provide that the outstanding principal balance under the SPA Note and all accrued interest and fees are due and payable upon written demand by MINOSA; provided, that Minosa agreed not make a demand for payment prior to the earlier of (a) an event of default (as defined in the Minosa 2 Note) or (b) a date, which may be no earlier than December 31, 2017, that is at least 60 days subsequent to written notice that Minosa intends to demand payment. Refer to
Note 15 – Stockholders’ Equity/(Deficit)
below for information on the SPA.
In addition to being due and payable upon written demand by MINOSA, the obligations under the Minosa 2 Note may be accelerated upon the occurrence of specified events of default including (a) our failure to pay any amount payable under the Minosa 2 Note on the date due and payable; (b) our failure to perform or observe any term, covenant, or agreement in the Minosa 2 Note or the related documents, subject to a five-day
cure period; (c) the occurrence and expiration of all applicable grace periods, if any, of an event of default or material breach by us under any of the other loan documents; (d) the termination of the SPA; € commencement of certain specified dissolution, liquidation, insolvency, bankruptcy, reorganization, or similar cases or actions by or against us, in specified circumstances unless dismissed or stayed within 60 days; (f) the entry of a judgment or award against us in excess of $100,000; and (g) occurrence of a change in control (as defined in the Minosa 2 Note).
Pursuant to second amended and restated pledge agreements (the “Second AR Pledge Agreements”) entered into by us in favor of MINOSA on August 10, 2017, we pledged and granted security interests to MINOSA in (a) the 54 million cuotas (a unit of ownership under Panamanian law) of Oceanica held by us, (b) all notes and other receivables from Oceanica and its subsidiary owed to us, and (c) all of the outstanding equity in our wholly owned subsidiary, Odyssey Marine Enterprises, Ltd.
In connection with the execution and delivery of the Minosa Purchase Agreement, Odyssey and MINOSA entered into a second amended and restated registration rights agreement (the “Second AR Registration Rights Agreement”) pursuant to which Odyssey agreed to register the offer and sale of the shares (the “Conversion Shares”) of our common stock issuable upon the conversion of the indebtedness evidenced by the Minosa 2 Note. Subject to specified limitations set forth in the Second AR Registration Rights Agreement, including that we are eligible to use Form
S-3,
the holder of the Minosa 2 Note can require us to register the offer and sale of the Conversion Shares if the aggregate offering price thereof (before any underwriting discounts and commissions) is not less than $3.0 million. In addition, we agreed to file a registration statement relating to the offer and sale of the Conversion Shares on a continuous basis promptly (but in no event later than 60 days after) after the conversion of the Minosa 2 Note into the Conversion Shares and to thereafter use its reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission.
Settlement, Release and Termination Agreement of the MINOSA 1 and MINOSA 2
On March 3, 2023, Odyssey, Altos Hornos de México, S.A.B. de C.V. (“AHMSA”), MINOSA and Phosphate One LLC (f/k/a Penelope Mining LLC, “Phosphate One” and together with AHMSA and MINOSA, the “AHMSA Parties”) entered into Settlement, Release and Termination Agreement (the “Termination Agreement”).

6
7

Pursuant to the Termination Agreement:

•	Odyssey paid AHMSA $9.0 million (the “Termination Payment”) in cash on March 6, 2023;

•	the parties agreed that, concurrently with the payment of the Termination Payment, a portion of the Minosa Notes would be deemed automatically converted into 304,879 shares of Odyssey’s common stock;

•	the Minosa Notes, the Stock Purchase Agreement, and the Pledge Agreements were terminated;

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
The transactions contemplated by the Termination Agreement were completed on March 6, 2023. As a result of executing this Termination Agreement, the Company recognized a gain on extinguishment of debt in the amount of $21.2 million.
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
Emergency Injury Disaster Loan
On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”). The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest of $731, are due monthly beginning 12 months from the date of the EIDL Loan. In 2021, the SBA extended this
12-month
period, setting the first payment due date in December 2022. Per the agreement, payments reduce accrued interest first and then applied against the principal. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 16, 2020, the Loan Authorization and Agreement, dated May 16, 2020, and the Security Agreement, dated May 16, 2020, each between the SBA and the Company.
Vendor Note Payable
We currently owe a vendor $484,009 as an interest-bearing trade payable. This trade payable bears simple annual interest at a rate of 12%. As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in
August 2018
. Even though this agreement has matured, the creditor has not demanded payment. There are no covenant requirements to meet that would expose the Company to default situations.
Seller Note Payable
On December 2, 2022, we entered into an Amended and Restated Purchase and Sale Agreement (“Purchase and Sale Agreement”) with the seller of certain marine equipment (“Seller”). Pursuant to the Purchase and Sale Agreement, Seller agreed to sell us the marine equipment, related tooling items and spares for $2.5 million. On or before the closing date, Odyssey paid the Seller $1.1 million for the acquisition of the assets. Pursuant to the Purchase and Sale Agreement, we paid the Seller the $1.4 million balance of the purchase price as a fully amortizing loan, bearing interest at a rate of 20% per annum, maturing on June 5, 2024 (the “Seller Note”). On April 4, 2023, we paid this loan in full using the proceeds from the April 4, 2023 sale-leaseback transaction discussed in Note 13.
AFCO Insurance Note Payable
On November 1, 2023, we entered into the Premium Finance Agreement with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 7.20% per annum, maturing on October 31, 2024.

6
8

On November 1, 2022, we entered into the Premium Finance Agreement with AFCO. Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 4.95% per annum, that matured on November 30, 2023.
Galileo
On February 28, 2023, Odyssey issued a $300,000 11.0% Promissory Note to Galileo NCC Inc (“Galileo”). The Promissory Note was payable on April 1, 2023. On March 6, 2023, Odyssey repaid this note payable in full with proceeds from the issuance of the March 2023 Note (as defined below).
March 2023 Note and Warrant Purchase Agreement
On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”) in the principal amount of up to $14.0 million and (b) a warrant (the “March 2023 Warrant” and, together with the March 2023 Note, the “March 2023 Securities”) to purchase shares of Odyssey’s common stock. The total proceeds of $14.0 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3,742,362, which is being amortized over the remaining term of the March 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense. We incurred $98,504 in related fees which are being amortized over the term of the March 2023 Note Purchase Agreement and charged to interest expense.
The principal amount outstanding under the March 2023 Note bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the March 2023 Note, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the March 2023 Note (“PIK Interest”), and (b) the first quarterly interest payment due under the March 2023 Note will be satisfied with PIK Interest. The March 2023 Note provides Odyssey with the right, but not the obligation, upon notice to the holder of the March 2023 Note to redeem (x) at any time before the first anniversary of the issuance of the March 2023 Note, all or any portion of the indebtedness outstanding under the March 2023 Note (together with all accrued and unpaid interest, including PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the March 2023 Note, all or any portion of the indebtedness outstanding under the March 2023 Note (together with all accrued and unpaid interest, including PIK Interest). Unless the March 2023 Note is sooner redeemed at Odyssey’s option, all indebtedness under the March 2023 Note is due and payable on September 6, 2024. Under the terms of the March 2023 Note Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined above), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the March 2023 Note Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under Note are secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).
Under the terms of the March 2023 Warrant, the holder has the right for a period of three years after issuance to purchase up to 3,703,703 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the Nasdaq Capital Market immediately preceding the signing of the March 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the March 2023 Warrant, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provides for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.
On March 6, 2023, the Company recognized the fair value of the March 2023 Warrant using the Black-Scholes valuation technique at $3,742,362 and classified the warrants as equity and debt discount of the March 2023 Note.
In connection with the execution and delivery of the March 2023 Note Purchase Agreement, Odyssey entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which Odyssey registered the offer and sale of the shares (the “Exercise Shares”) of Odyssey common stock issuable upon exercise of the Warrant in a Prospectus filed with the Securities and Exchange Commission (the “SEC”) and declared effective as of June 1, 2023.
For the year ended December 31, 2023, the Company incurred $2,044,377 for the amortization of the debt discount, which has been recorded in interest expense and $53,810 interest from the fee amortization which has been recorded in interest expense. The December 31, 2023 carrying value of the debt was $13,116,138, which includes of interest Paid In Kind (“PIK”) of $858,816, and was net of unamortized debt fees of $44,693, net of unamortized debt discount of $1,697,985 associated with the fair value of the warrant. The total face value of this obligation at December 31, 2023 was $14,858,816.

6
9

37North
On June 29, 2023 we entered into a Note Purchase Agreement (“Note Agreement”) with 37N pursuant to which 37N agreed to loan us $1,000,000. The proceeds from this transaction were received in full on June 29, 2023. Pursuant to the Note Agreement, the indebtedness was non-interest
bearing and matured on July 30, 2023. At any time from 31 days after the maturity date, 37N has the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 120% of the amount of the indebtedness, by (B) the lower of $3.66 or 70% of the
10-day
volume-weighted average principal (“VWAP”) market trading price of Common Stock. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness is not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or (iii) such number of shares of Common Stock that would violate the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.
Any time prior to maturity, we had the option to prepay the indebtedness at an amount of 108% of the unpaid principal. From the maturity date to 29 days after the maturity date (August 27, 2023), we were permitted to repay all (but not less than) of an amount equal to 112.5% of the unpaid amount of the indebtedness. At any time after the 30th day after the maturity date (August 28, 2023), we are permitted to repay all (but not less than) of an amount equal to 115% of the unpaid amount of the indebtedness after 10 days’ notice. If 37N delivers an exercise notice during this
10-day
period, the Note would be converted to shares of Common Stock, instead of being repaid. As of December 31, 2023, we have not repaid this Note Agreement.
If 37N delivers an exercise notice and the number of shares issuable is limited by the 19.9% limitation outlined above, then we are permitted to repay all the remaining unpaid amount of the Loan in an amount equal to 130% of the remaining unpaid amount. On December 27, 2023, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $360,003 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $2.3226 under the agreement, we issued 155,000 shares of our common Stock to 37N on December 29, 2023.
We evaluated the indebtedness and, based on the criteria of ASC 480 Distinguishing Liabilities from Equity and 815 Derivatives and Hedging, the 37N convertible note is classified as a liability on the consolidated balance sheet with a share settled redemption feature that is recorded as an embedded derivative. As a result, the share settled redemption and conversion features were recorded at fair value at each reporting period outstanding with changes recognized through Interest expenses on the consolidated statement of operations. The Company analyzed the conversion feature of the note and determined that, because it includes a conditional obligation to issue a variable number of shares based on a fixed amount known at inception, the debt is properly classified as a liability in the balance sheet. The Company identified seven embedded features, all of which were of de minimis fair value other than the Share Settled Redemption Feature. As such, only that was bifurcated and accounted for separately from the debt host. Certain default put provisions were not considered to be clearly and closely related to the debt host, but management concluded that the value of these default put provisions was de minimis.
At December 31, 2023, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $804,997 and $702,291, respectively, under Loans payable – short term and Derivative liabilities and other – long term.
On March 7, 2022, we entered into a Note Purchase Agreement (“2022 Note Agreement”) with 37N in which 37N agreed to loan us up to $2,000,000. These loan proceeds were received in full on March 25, 2022. Pursuant to the 2022 Note Agreement, the indebtedness was non-interest
bearing and matured on June 25, 2022. Anytime from 30 days after the maturity date, 37N had the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 125% of the amount of the indebtedness, by (B) the lower of $5.94 and 70% of the
10-day
VWAP. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness was not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the 2022 Note Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or iii) exceed the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.
Any time prior to maturity, we had the option to prepay the indebtedness at an amount of 110% of the unpaid principal. From the maturity date to 29 days after the maturity date (July 24, 2022), we were permitted to prepay all (but not less than) an amount equal to 115% of the unpaid amount of the indebtedness. Anytime, after the 30 th
day after the maturity date (July 25, 2022), we were permitted to prepay all (but not less than) an amount equal to 125% of the unpaid amount of the indebtedness, however, we were required to provide 37N a prepayment notice at least 10 days prior to repayment. If 37N delivered an exercise notice during this
10-day
period, the Note would be converted, rather than prepaid.
If 37N delivered an exercise notice and the number of shares issuable is limited by the 19.9% limitation outlined above, then we were permitted to prepay all (but not less than all) an amount equal to 130% of the remaining unpaid amount.

On June 29, 2022, the Company paid $2,200,000 of the outstanding amounts payable under the 2022 Note Agreement with 37N. On July 6, 2022, the Company paid the remaining $100,000 of the outstanding amounts payable under the 2022 Note Agreement with 37N.
December 2023 Note and Warrant Purchase Agreement
On December 1, 2023, we entered into a Note and Warrant Purchase Agreement (the “December 2023 Note Purchase Agreement”) with institutional investors pursuant to which we issued and sold to the investors (a) a series of promissory notes (the “December 2023 Notes”) in the principal amount of up to $6.0 million and (b) two tranches of warrants (the “December 2023 Warrants” and, together with the December 2023 Notes, the “December 2023 Securities”) to purchase shares of our common stock. We issued December 2023 Notes in the aggregate amount of $3.75 million and related warrants on December 1, 2023, and December 2023 Notes in the aggregate amount of $2.25 million and related warrants on December 28, 2023.
The principal amount outstanding under the December 2023 Notes bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at our option and upon notice to the holder of the December 2023 Notes, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the December 2023 Notes (“December 2023 PIK Interest”), and (b) the first quarterly interest payment due under the December 2023 Notes will be satisfied with December 2023 PIK Interest. The December 2023 Notes provide us with the right, but not the obligation, upon notice to the holders of the December 2023 Notes to redeem (x) at any time before the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest). Unless the December 2023 Notes are sooner redeemed at our option, all indebtedness under the December 2023 Notes is due and payable on June 1, 2025. Under the terms of the December 2023 Note Purchase Agreement, we agreed to use the proceeds of the sale of the December 2023 Securities for working capital and other general corporate expenditures and to pay fees and expenses related to the transactions contemplated by the December 2023 Note Purchase Agreement. Our obligations under December 2023 Notes are secured by a pledge of and security interest in our equity interests in Odyssey Marine Cayman Limited (subject to limited stated exclusions).
Under the terms of the first tranche of December 2023 Warrants, the holders have the right for a period of three years after issuance to purchase an aggregate of up to 1,411,765 shares of our common stock at an exercise price of $4.25 per share, which represents 120.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Under the terms of the second tranche of December 2023 Warrants, the holders have the right for a period of three years after issuance to purchase an aggregate of up to 211,565 shares of our common stock at an exercise price of $7.09 per share, which represents 200.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the December 2023 Warrants, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The December 2023 Warrants provide the holders with a cashless exercise option if we have announced payment of a dividend or distribution on account of our common stock. The December 2023 Warrants also include customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.
In connection with the execution and delivery of the December 2023 Note Purchase Agreement, we entered into a registration rights agreement (the “December 2023 Registration Rights Agreement”) pursuant to which we agreed to register the offer and sale of the shares (the “December 2023 Exercise Shares”) of our common stock issuable upon exercise of the December 2023 Warrants. Pursuant to the December 2023 Registration Rights Agreement, we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the December 2023 Exercise Shares and to use our reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter, subject to stated deadlines.
The Company determined that the December 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the December 2023 Warrants were recognized as derivative liabilities and will be initially and subsequentially measured at fair value with the gain or loss due to changes in fair value recognized in the current period. The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt.

We incurred $65,500 in related expenses, which are being amortized over the term of the December 2023 Note Purchase Agreement and charged to interest expense. The total proceeds of $6.0 million were allocated between debt and warrant liability by recognizing the warrants at their full fair value and allocating the residual proceeds to the December 2023 Notes. The initial fair value of the December 2023 Warrants was $2,392,563, resulting in a corresponding discount on the December 2023 Notes which is being amortized over the remaining term of the December 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense.
For the year ended December 31, 2023, we recorded $135,099 of interest expense from the amortization of the debt discount and $3,705 interest from the fee amortization, respectively. At December 31, 2023, the carrying value of the debt was $3,680,741 and was net of unamortized debt fees of $61,795, net of unamortized debt discount of $2,257,464 associated with the fair value of the warrant. The total face value of this obligation at December 31, 2023 was $6,611,839. The interest rate of the December 2023 Notes was 11.0% as of December 31, 2023.
Accrued interest
Total accrued interest associated with our financing was $912,615 and $12,265,891 as of December 31, 2023 and 2022, respectively.
NOTE 12 FAIR VALUE FINANCIAL INSTRUMENTS
Derivative Financial Instruments
Litigation financing
On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. The fair value of this derivative instrument at December 31, 2023 is $52.1 million and is recorded in our consolidated balance sheet in Derivative liabilities and other – long term.
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
If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (“IRR”) of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the “Conversion Amount”). Such Conversion Amount and any and all accrued IRR shall be payable in-full
by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an (“IRR”) of 100.0%, retroactive to the conversion date (the “Penalty Interest Amount”). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under US GAAP. Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.
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
Funding.
In the event of any receipt of proceeds resulting from the Subject Claim (“Proceeds”), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder’s rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding. The parties acknowledge this Agreement constitutes a sale of the right to a portion of the Proceeds (if any) arising from the Subject Claim as set forth in this Agreement. The Claimholder has relinquished its right to the portion of the proceeds, if any, that the Funder would have the right to as described below. This sale of proceeds is being accounted for under the guidance of ASC 815
Derivatives and Hedging)
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

7
3

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
Amendment and Restatement (January 31, 2020)

•
On January 31, 2020, the Claimholder and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the “Restated Agreement”). The material terms and provisions that were amended or otherwise modified are as follows:

•	The Funder agreed to provide up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim;

•	A closing fee of $200,000 was retained by the Funder in connection with due diligence and other transaction costs incurred by the Funder. This closing fee was expensed when incurred;

•
Warrants to purchase our common stock were issued that are exercisable for a period of five years beginning on the earlier of (a) the date on which the Claimholder ceases the Subject Claim for any reason other than a full and final arbitral award against the Claimholder or a full and final monetary settlement of the claims or (b) the date on which Proceeds are received and deposited into escrow. The exercise price per share is $3.99, and the Funder may exercise the warrant to purchase the number of shares of our common stock equal to the dollar amount of Arbitration Support Funds provided to us pursuant to the Restated Agreement divided by the exercise price per share (subject to customary adjustments and limitations); and

•	All other terms in the Restated Agreement are substantially the same as in the original Agreement.
During 2020, the Funder provided us with $2.0 million of the Arbitration Support Funds, and we incurred $200,000 in related fees that were treated as an additional advance. Upon each funding, the proceeds were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was an immediate expense of $1,063,811 related to the derivative.

7
4

Although the warrants only become exercisable upon the occurrence of future events, they are considered issued for accounting purposes and were valued using a binomial lattice model. The expected volatility assumption was based on the historical volatility of our Common Stock. The expected life assumption was primarily based on management’s expectations of when the warrants will become exercisable and the risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement. As a result, the fair value of these warrants, $1.1 million, was bifurcated from debt and allocated to equity. The debt then was accreted back up to its face value over a period of three years.
Second Amendment and Restatement (December 12, 2020)
On December 12, 2020, the Claimholder and the Funder entered into a Second Amended and Restated International Claims Enforcement Agreement (the “Second Restated Agreement”) relating to the Subject Claim. Under the terms of the Second Restated Agreement, the Funder has made and agreed to make Claims Payments in an aggregate amount not to exceed $20,000,000 (the “Maximum Investment Amount”). The Second Restated Agreement required the Funder to make Claims Payments in an aggregate amount no greater than $10,000,000 for the purposes of pursuing the Subject Claim to a final award (“Phase III Investment Amount”). We also incurred $200,000 in related fees which were treated as an additional advance and were expensed when incurred. This Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.
Third Amendment and Restatement (June 14, 2021)
On June 14, 2021, the Claimholder and the Funder entered into a Third Amended and Restated International Claims Enforcement Agreement (the “Third Restated Agreement”) relating to the Subject Claim. Under the terms of the Third Restated Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $25,000,000, an increase of $5.0 million (the “Incremental Amount”). The Third Restated Agreement requires the Claimholder to request $2.5 million of the Incremental Amount (the “First $2.5 Million”). Within 15 days after exhaustion of the First $2.5 Million, the Claimholder may either (a) request the remaining $2.5 million (the “Second $2.5 Million”) of the Incremental Amount or (b) notify the Funder that the Claimholder has decided to self-fund the Second $2.5 Million. We also incurred $80,000 in related fees which were treated as an additional advance. These fees were expensed when incurred. This Third Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.
Waiver and Consent (March 6, 2023)
On March 6, 2023, the Claimholder and the Funder under the agreement entered into a Waiver and Consent Agreement, pursuant to which, among other things, the Funder consented (i) to consent to allow the Claimholder to fund certain costs and expenses arising from the Subject Claim from the Claimholder’s own capital in an aggregate amount not to exceed $5,000,000, and (ii) Odyssey paid a $1,000,000 nonrefundable waiver fee to the Funder, which was expensed to Other expenses when incurred.
The Company determined that the financing arrangement was a derivative, measured at fair value within the scope of ASC 815 Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative will be reported in earnings on a quarterly basis. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation on December 31, 2023, and 2022 was $52.1 million and $45.4 million, respectively, with changes in the fair value of $6.7 million and $15.7 million for the years ended December 31, 2023 and 2022, respectively.
See NOTE 2 for discussion of the correction of a material prior period error and fair value of financial instrument.
See NOTE 11 Loan Payable for discussion related to the accounting for the 37N embedded derivative.
Warrant Liability
2022 Warrant
On June 10, 2022, we sold an aggregate of 4,939,515 shares of our Common Stock and the 2022 Warrant to holders to purchase up to 4,939,515 shares of our common stock. The net proceeds received from sale, after offering expenses of $1.8 million, were $14.7 million. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $3.35 (the “2022 Warrant Price”) per share of common stock. Each unit was sold at a negotiated price of $3.35 per unit. The 2022 Warrant is exercisable at any time beginning on December 10, 2022, and ending on the close of business on June 10, 2027.
Under the terms of the 2022 Warrant agreement, the Holders are entitled, to purchase from the Company one share of Common Stock, at the price of $3.35 per share. The Company in its sole discretion may lower the 2022 Warrant Price at any time prior to the expiration date for a period of not less than twenty Business Days, provided that the Company shall provide at least twenty days prior written notice of such reduction to Holders of the 2022 Warrant and provided further that any such reduction shall be identical among all of the 2022 Warrant.

7
5

A Warrant may be exercised by the Holder by delivering the aggregate exercise price unless the Holder chooses net settlement via the cashless exercise option if, there is no active registration statement or available prospectus for the issuance of the Warrant Shares by the Holder. In a cashless exercise, the Holder will receive a number of Warrant Shares determined by dividing
[(A-B)
(X)] by (A), where (A) represents volume-weighted average price of the common stock or the bid price of common stock, depending on the circumstances, (B) represents the Exercise Price of the Warrant, as adjusted, and (X) represents the number of Warrant Shares that would be issued upon exercise of the Warrant, if it were a cash exercise rather than a cashless exercise.
If the Company fails to deliver the Warrant Shares to the Holder within a time frame required by the agreement, and the Holder is forced to purchase shares of Common Stock to fulfill a sale that was based on receiving the Warrant Shares (referred to as a
“Buy-In”),
then the Company must reimburse the Holder in cash for the difference between the total purchase price of the Common Stock purchased and the product of the number of Warrant Shares that should have been delivered and the sale price at which the obligation to purchase arose. The 2022 Warrants also included customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.
The Company determined that the 2022 Warrant meets the definition of a derivative and is not considered indexed to the Company’s own stock due to the input related to the price per share and any non-cash
consideration. Management determined that this input would preclude the 2022 Warrant from being indexed to the Company’s stock given that this input could be affected by variables that are extraneous to the pricing of a fixed-for-fixed
option or forward contract on equity shares. As such, the 2022 Warrant was recognized as derivative liabilities and will be initially and subsequentially measured at fair value with the gain or loss due to changes in fair value recognized in the current period. The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt.
Management determined that the $1.8 million in incremental costs directly attributable to the Common Stock Offering and the issuance of the 2022 Warrant shall be allocated between the two instruments in proportion to the allocation of the issuance proceeds. Furthermore, the incremental costs allocated to the Common Stock were recorded as a reduction of the proceeds in equity while the incremental costs allocated to the 2022 Warrant of $1.087 million were expensed as incurred.
See NOTE 2 for discussion of the correction of a material prior period error and fair value of financial instrument.
See NOTE 11 Loan payable for discussion related to the accounting for the December 2023 Warrants.
Warrants
The Company’s oustanding and exercisable warrants as of December 31, 2023 are presented below:

Issue Date	Exercise Price	Total Warrants Outstanding	Exercisable Warrants Outstanding	Expiration Date
6/10/2022	$3.35	4,848,963	4,848,963	6/10/2027
3/6/2023	$3.78	3,703,711	3,703,711	3/6/2026
Various 2020	$3.99	551,378	551,378	**
12/1/2023	$4.25	1,411,769	1,411,769	12/1/2026
8/25/2020	$4.75	1,873,622	1,873,622	2/25/2024
7/19/2019	$5.76	196,135	196,135	7/8/2024
12/1/2023	$7.09	211,570	211,570	12/1/2026

		12,797,148	12,797,148

**
A five-year exercise period commences upon the earliest occurrence of either Trigger Date A or Trigger Date B. Trigger Date A is the date on which the Claimholder ceases the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claim, see Note 12 Fair Value Financial Instruments – Litigation Financing. Trigger Date B is the date on which Proceeds are deposited into the Escrow Account.

Warrants
The Company’s fair value imputs of the warrants as of December 31, 2023 are presented below:

Issue Date	Stock price	Exercise price	Term in years	Volitility	Treasury Yield
6/10/2022	$4.65	$3.35	5 years	62.8%	3.84%
3/6/2023	$4.65	$3.78	3 years	63.7%	4.61%
12/1/2023	$4.65	$4.25	3 years	58.3%-59.9%	4.31%
12/1/2023	$4.65	$7.09	3 years	58.3%-59.9%	4.31%
Derivative liabilities
The Company’s fair value imputs of derivative liabilities as of December 31, 2023 are presented below:

Issue Date	Stock price	Exercise price	Term in years	Volitility	Treasury Yield
6/29/2023	$4.65	$3.70	0.75 year	59.5%	5.0%
6/4/2023	$4.65	$4.40	1 year	66.9%	4.8%
Put Option Liability
See NOTE 7 Investment in Unconsolidated Entities for discussion regarding the Ocean Minerals, LLC Exchange Agreement.
NOTE 13 - SALE-LEASEBACK FINANCING OBLIGATIONS
On April 4, 2023 and June 30, 2023, the Company’s subsidiaries sold marine equipment to separate third-party buyers for $3.5 million and $1.0 million, respectively. Simultaneously with each sale, the subsidiaries entered into lease agreements with each buyer of the respective marine equipment (the sale of the property and simultaneous leaseback is referred to as a “sale-leaseback”). Each of the leases is for a term of 4 years. Under the terms of the lease agreements, the initial base rent is $35,000 and $10,000 per month, respectively. As a part of each of the lease agreements, the lessee is granted an option to purchase the marine equipment back from the buyer, that can be exercised at any time during the period commencing on the first anniversary of the date of the agreements and ending on the day that is 120 days prior to the expiration of the lease term. If the lessee has not already delivered such notice at least 120 days prior to the expiration of the lease term, it is required to purchase the marine equipment upon the expiration of the lease term.
The Company accounted for the sale-leaseback transactions as financing transactions with the purchasers of the property in accordance with ASC Topic 842 as the lease agreements were determined to be finance leases. The Company concluded the lease agreements both met the qualifications to be classified as finance leases due to the obligation to repurchase the equipment.
The presence of a finance lease indicates that control of the equipment has not transferred to the buyer/lessor and, as such, the transactions were each deemed a “failed sale-leaseback” and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the buyer/lessor in the form of a hypothetical loan collateralized by its leased equipment. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the buyer/lessor. As such, the Company will not derecognize the property from its books for accounting purposes until the lease ends.
ORI was one of Odyssey’s subsidiaries that entered into one of the sale-leaseback financing obligations noted above. As noted in the NOTE 7 Investment in Unconsolidated Entities footnote, Odyssey transferred all of its shares in ORI to OML as part of the Investment in OML. Pursuant to the OML Purchase Agreement, Odyssey is obligated to pay all amounts owed for rent and the repurchase of the marine equipment under the sale-leaseback agreement.

7
6

As of December 31, 2023, the carrying values of the financing liabilities were $3,202,044 and $910,288. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. No gain or loss was recognized related to the sale-leasebacks.
Under the April 4, 2023 and June 30, 2023 sale-leasebacks, the Company recorded third party payments of $350,000 and $100,000 respectively, as a cost of the financing obligation and recorded them as a discount.
Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

Year ending December 31,	Annual payment obligation
2024	$540,000
2025	540,000
2026	540,000
2027	4,700,000

$6,320,000

NOTE 14 – ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022 (As Restated)
Compensation and incentives	$5,239	$354,186
Professional services	296,332	470,672
Deposit	450,000	657,331
Interest	912,915	12,265,891
Exploration license fees	6,828,872	3,864,370
Other	—	3,057

Total accrued expenses	$8,493,358	$17,615,507

Deposits primarily consist of an earnest money deposit of $450,000 from CIC. The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or consummated.
NOTE 15 – STOCKHOLDERS’ EQUITY/(DEFICIT)
Common Stock
On December 27, 2023, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $300,003 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock valued at $360,003. In accordance with the Note Agreement, and based on the applicable conversion rate of $2.3226 under the agreement, we issued 155,000 shares of our Common Stock to 37N on December 29, 2023.
On March 3, 2023, Odyssey, AHMSA, MINOSA and Phosphate One entered into the Termination Agreement whereby the parties agreed that, concurrently with the payment of the Termination Payment, a portion of the Minosa Notes would be deemed automatically converted into 304,879 shares of Odyssey’s common stock at a share market price of $3.28 per share.
On June 10, 2022, we sold an aggregate of 4,939,515 shares of our common stock and warrants to purchase up to 4,939,515 shares of our common stock. The net proceeds received from sale, after offering expenses of $14.7 million, were $1.8 million. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $3.35 per share of common stock. Each unit was sold at a negotiated price of $3.35 per unit. The warrants are exercisable at any time beginning on December 10, 2022, and ending on the close of business on June 10, 2027.

7
7

Warrants
The following table summarizes our common stock warrants outstanding at December 31, 2023 and 2022:

Issue Date	December 31, 2023	December 31, 2022	Exercise Price	Termination Date
6/10/2022	4,848,963	4,939,515	$3.35	12/10/2027
3/6/2023	3,703,703	—	$3.78	3/6/2026
Various 2020	551,378	551,378	$3.99		**
12/1/2023	1,411,769	—	$4.25	12/1/2026
8/14/2020	—	131,816	$4.67	8/14/2023
8/25/2020	1,873,622	1,873,622	$4.75	2/25/2024
7/19/2019	196,135	196,135	$5.76	7/8/2024
12/1/2023	211,569	—	$7.09	12/1/2026
11/2/2018	—	700,000	$7.16	11/2/2023

	12,797,139	8,392,466

**
A five-year term commences upon the earliest occurrence of either Trigger Date A or Trigger Date B. Trigger Date A is the date on which the Claimholder ceases the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claim, see NOTE 12 Fair Value Financial Instruments – Litigation Financing. Trigger Date B is the date on which Proceeds are deposited into the Escrow Account.

In conjunction with the December 2023 Note Purchase Agreement on December 1, 2023, as described above, we issued December 2023 Notes in the aggregate amount of $3.75 million and related warrants on December 1, 2023, and December 2023 Notes in the aggregate amount of $2.25 million and related warrants on December 28, 2023. Under the terms of the first tranche of December 2023 Warrants, the holders have the right for a period of three years after issuance to purchase an aggregate of up to 1,411,769 shares of our common stock at an exercise price of $4.25 per share, which represents 120.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Under the terms of the second tranche of December 2023 Warrants, the holders have the right for a period of three years after issuance to purchase an aggregate of up to 211,569 shares of our common stock at an exercise price of $7.09 per share, which represents 200.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey.
In conjunction with the March 2023 Note Purchase Agreement on March 6, 2023, as described above, we issued the March 2023 Warrants to purchase up to 3,703,703 shares of our common stock. The March 2023 Warrants have an exercise price of $3.78 per share and are exercisable at any time during the three years after issuance ending on the close of business on March 6, 2026.
In conjunction with our sale of shares common stock and warrants on July 10, 2022, as described under Note 12 Fair Value Financial Instruments, we issued warrants to purchase up to 4,939,515 shares of our common stock. The warrants have an exercise price of $3.35 per share and are exercisable at any time beginning on December 10, 2022, and ending on the close of business on June 10, 2027. During the three months ended September 30, 2023, holders of warrants issued by Odyssey on June 10, 2022, exercised 90,552 warrants with an exercise price of $3.35 per share.
In conjunction with our sale of shares common stock and warrants on August 25, 2020, we issued warrants to purchase up to 1,873,622 shares of our common stock. The warrants had an exercise price of $4.75 per share and are exercisable at any time during the three-year period commencing six months after the August 25, 2020, sale of our common stock, which was February 25, 2021. During March 2022, warrants to purchase 28,363 shares were exercised by a single investor. The exercise period expired on February 25, 2024.
Included in the Restated Agreement as described in NOTE 12 Fair Value Financial Instruments, during 2020, we issued a warrant allowing the Funder to purchase up to 551,378 shares of our common stock at $3.99. The warrant is contingently exercisable and will become exercisable on the date on which we cease the Subject Claim for any reason other than (i) a full and final arbitral award against the Claimholder or (ii) a full and final monetary settlement of the claims or the date on which Proceeds are deposited into the Escrow Account. The warrant has a five-year life that commences on the date it becomes exercisable. In conjunction with our sale of shares common stock and warrants on October 31, 2018, issued warrants to purchase up to 700,000 shares of common stock. The warrants have an exercise price of $7.155 per share of common stock and were exercisable in accordance with their terms at any time on or before the close of business on November 2, 2023. These warrants expired on November 2, 2023.

7
8

On July 12, 2018, in conjunction with a previous note and warrant purchase agreement, we issued warrants to purchase an aggregate of 65,625 shares of common stock in connection with the notes that were issued. These warrants had an expiration date of July 21, 2021, an exercise price of $12.00, and were exercisable to purchase 65,625 shares of our common stock. On July 8, 2019 we entered into a Second Amendment to Note and Warrant Purchase Agreement and Warrant Modification Agreement. As a result, the lenders now hold warrants to purchase an aggregate of 196,135 shares of our common stock at an exercise price of $5.756 per share. These warrants are exercisable at any time until July 12, 2024. On August 14, 2020, this loan was modified and extended to July 12, 2021. In conjunction with the extension, the lenders received warrants to purchase an aggregate of 131,816 shares of our common stock at $4.67 per share. These warrants expired on August 14, 2023.
Convertible Preferred Stock
On March 11, 2015, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Penelope (the “Investor”), and, solely with respect to certain provisions of the Stock Purchase Agreement, MINOSA. The Stock Purchase Agreement provides for the Company to issue and sell to the Investor shares of the Company’s preferred stock in the amounts set forth in the following table (numbers have been adjusted for the February 2016 reverse stock split):

Convertible Preferred Stock	Shares	Price Per Share	Total Investment
SeriesAA-1	8,427,004	$12.00	$101,124,048
SeriesAA-2	7,223,145	$6.00	43,338,870

	15,650,149		$144,462,918

The Investor’s option to purchase the Series
AA-2
shares was subject to the closing price of the Common Stock on the Nasdaq market having been greater than or equal to $15.12 per share for a period of twenty (20) consecutive business days on which the Nasdaq market is open.
The closing of the sale and issuance of shares of the Company’s preferred stock to the Investor was subject to certain conditions, including the Company’s receipt of required approvals from the Company’s stockholders, the receipt of regulatory approval, performance by the Company of its obligations under the Stock Purchase Agreement, the listing of the underlying common stock on the Nasdaq Stock Market and the Investor’s satisfaction, in its sole discretion, with the viability of certain undersea mining projects of the Company. This transaction received stockholders’ approval on June 9, 2015. The closing of the sale and issuance of the preferred stock had not occurred as of December 31, 2022 and the Stock Purchase Agreement was terminated pursuant to an agreement dated March 3, 2023 (see further details at NOTE 11 Loans Payable – Minosa 1 and 2).
Stock-Based Compensation
We have three stock incentive plans. The first is the 2005 Stock Incentive Plan that expired in
August 2015
. After the expiration of this plan, equity instruments cannot be granted but this plan will continue in effect until all outstanding awards have been exercised in full or are no longer exercisable and all equity instruments have vested or been forfeited.
On June 9, 2015, our stockholders approved our 2015 Stock Incentive Plan (the “Plan”) that was adopted by our Board of Directors (the “Board”) on January 2, 2015, which is the effective date. The Plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified
stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 450,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code, which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 83,333, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2,000,000. The original maximum number of shares that were to be used for Incentive Stock Options (“ISO”) under the Plan was 450,000. During our June 2016 stockholders’ meeting, the stockholders approved the addition of 200,000 incremental shares to the Plan. As of December 31, 2023, there were no shares available to be issued under the 2015 Plan. With respect to each grant of an ISO to a participant who is not a ten percent stockholder, the exercise price shall not be less than the fair market value of a share on the date the ISO is granted. With respect to each grant of an ISO to a participant who is a ten percent
stockholder, the exercise price shall not be less than one hundred ten percent (110%) of the fair market value of a share on the date the ISO is granted. If an award is a non-qualified
stock option (“NQSO”), the exercise price for each share shall be no less than (1) the minimum price required by applicable state law, or (2) the fair market value of a share on the date the NQSO is granted, whichever price is greatest. Any award intended to meet the performance-based exception must be granted with an exercise price not less than the fair market value of a share determined as of the date of such grant.

7
9

On March 26, 2019, our Board of Directors adopted and approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was approved by our stockholders on June 3, 2019. The 2019 Plan expires on June 3, 2029. The 2019 Plan provides for the grant of incentive stock options, non-qualified
stock options, restricted stock awards, restricted stock units and stock appreciation rights. The 2019 Plan was initially capitalized with 800,000 shares that may be granted. During our June 2022 stockholders’ meeting, the stockholders approved the addition of 1.6 million incremental shares to the 2019 Plan, which increased the number of shares authorized to 2.4 million shares. As of December 31, 2023, 678,339 shares were available to be issued under the 2019 Plan. The 2019 Plan includes the following features: no “evergreen” share reserve, prohibition on liberal share recycling, no repricing permitted without stockholder approval, no stock option reload features, no transfers of awards for value and dividends and dividends equivalent shall accrue and be paid only if and to the extent the common stock underlying the award become vested or payable.
Share-based compensation expense is recognized in the statement of operations during the period in which the value of the portion of share-based payment awards that are expected to vest, so it can be reduced for estimated forfeitures. The expense is determined on a straight-line basis over the requisite service period for the entire award. The amount of compensation costs recognized at any date is to be at least equal to the portion of grant-date value of the award that is vested at that date. The ASC 718 topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income, related to our options and restricted stock units, for the years ended December 31, 2023 and 2022 was $585,654 and $1,811,551, respectively.
We granted options to purchase an aggregate of 6,541 shares of Common Stock to directors on May 24, 2023, options to purchase an aggregate of 200,000 shares of common stock to officers on June 9, 2023, and options to purchase an aggregate of 57,500 and 417 shares of common stock to employees on August 7, 2023, and November 15, 2023, respectively. We granted 604,243 stock options to employees on December 9, 2022. The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The options were valued with the following assumptions used for grants issued in the table below. Expected volatilities are based on historical volatility of our Common Stock. The expected term (in years) is determined using historical data to estimate option exercise patterns. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk-free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option. Options issued to officers and employees typically vest over a three-year period. Options issued to directors vest immediately.

	November 15, 2023	August 7, 2023	June 9, 2023	May 24, 2023	December 9, 2022
Risk free interest rate	4.52%	4.16%	3.92%	3.76%	3.75%
Expected life	5 years	5 years	5 years	5 years	5 years
Expected volatility	63.67%	64.18%	63.88%	63.75%	83.56%
Expected dividend yield	—	—	—	—	—
Grant-date fair value	2.10	2.12	2.01	1.70	2.45
Additionally, on December 8, 2022, we granted 17,105 stock options to a non-employee contractor as an incentive. We did not grant stock options to any third parties in 2023. The fair value of each option grant to the third-party consultant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued in the table below.

December 8, 2022
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

Additional information with respect to both plans’ stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life
Outstanding at December 31, 2021	238,651	$15.95
Granted	621,348	$3.60
Exercised	—	$—
Cancelled	—	$—

Outstanding at December 31, 2022	859,999	$7.02
Granted	264,458	$3.55
Exercised	(62,846)	3.60
Cancelled	(123,987)	17.42

Outstanding at December 31, 2023	937,624	$4.90	3.62

Options exercisable at December 31, 2021	238,651	$15.95	4.82

Options exercisable at December 31, 2022	602,591	$8.49	3.71

Options exercisable at December 31, 2023	615,014	$5.60	3.25

The aggregate intrinsic values of options exercisable for the years ended December 31, 2023 and 2022 were $520,544 and $127,605, respectively. The aggregate intrinsic values of options outstanding for the years ended December 31, 2023 and 2022 were $872,540 and $202,587, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2023 and 2022 are $65,988 and $0, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The fair value of shares vested during the years ended December 31, 2023 and 2022 was $661,321 and $1,412,087, respectively. The fair value of shares unvested at December 31, 2023 and 2022 is $1,500,137 and $998,743, respectively.
As of December 31, 2023, there was $611,778 of unrecognized compensation cost related to unvested share-based compensation awards granted to employees related to granted stock options, which have an expected remaining life of 2.02 years.
The following table summarizes information about stock options outstanding at December 31, 2023:

	Stock Options Outstanding
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$12.48 - $12.84	141,000	1.00	$12.49
$2.02 - $3.60	796,624	4.08	$3.55

	937,624	3.62	$4.90

The estimated fair value of each restricted stock award is calculated using the share price at the date of the grant. A summary of the status of the restricted stock awards as of December 31, 2023 and changes during the year ended December 31, 2023 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	45,618	$6.54
Granted	—
Vested	(31,537)
Cancelled	(3,994)

Unvested at December 31, 2023	10,087	$3.41

The fair value of shares underlying restricted stock units vested during the years ended December 31, 2023 and 2022 was $146,647 and $1,064,331, respectively. The fair value of unvested restricted stock units remaining at the years ended December 31, 2023 and 2022 is $46,905 and $176,998, respectively. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2023 and 2022 were $4.94 and $3.27, respectively. The weighted-average remaining contractual term of these restricted stock units at the years ended December 31, 2023 and 2022 are 0 and 2.3 years, respectively. As of December 31, 2023, there was a total of $34,405 unrecognized compensation cost related to unvested restricted stock awards.
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
Each participant in the Cuota Plans will be entitled to be paid the value of such participant’s CARs upon the occurrence of a “payment event.” As used in the Cuota Plans, payment events consist of a change in control of the Company or the date specified in the applicable award agreement and, in the case of the Key Employee Plan, a separation of service without cause and the participant’s continuous employment with the Company until the date specified in the applicable award agreement. The value of CARs liability will be based upon the difference between the basis in the cuotas of Oceanica on the date of the award of the CARs, which is $3.00, and the fair value of the cuotas on the date used for the payment event, in each case as determined by the Board in accordance with the provisions of the Cuota Plans. The fair value of the cuota as of August 31, 2019 was $1.00. There is no active market for Oceanica’s securities, and there was no activity that would have materially changed the valuation at December 31, 2023.
During the year ended December 31, 2022 the 385,580 CARs, previously granted in 2018 in the Key Employee Plan expired. At December 31, 2023 and 2022, there were no vested CARs outstanding and there were no exercisable CARs outstanding related to the Key Employee Plan. At December 31, 2023 and 2022, there was no liability or associated compensation cost associated with these CARs. The CARs in the Nonemployee Director Plan were utilized as compensation for services, therefore these CARs vest upon grant. During the year ended December 31, 2022 the 292,663 CARs in the Nonemployee Director Plan had expired and, as such, the associated $315,235 liability was written-off
and is included as a gain on Cuota Appreciation Rights extinguishment in our consolidated statements of operations. At December 31, 2023 and 2022, there were no vested and outstanding and there were no exercisable CARs outstanding related to the Nonemployee Director Plan. At December 31, 2023 and 2022, there were no issued or outstanding CARs, and therefore no liability recorded.
NOTE 16 – INCOME TAXES
As of December 31, 2023, the Company had consolidated income tax net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $212,425,199 and net operating loss carryforwards for foreign income tax purposes of approximately $46,098,050. The federal NOL carryforwards from 2005 forward will expire in various years beginning 2025 and ending through the year 2035. From 2025 through 2027, approximately $29 million of the NOL will expire, and from 2028 through 2037, approximately $128 million of the NOL will expire. The NOL generated in 2018 through 2023 of approximately $55 million will be carried forward indefinitely.

The components of the provision for income tax (benefits) are attributable to continuing operations as follows:

	December 31, 2023	December 31, 2022 (As Restated)
Current
Federal	$—	$—
State	—	—

	$—	$—

Deferred
Federal	$—	$—
State	—	—

	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022 (As Restated)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$67,688,664	$64,609,834
Start-up costs	—	6,033
Excess of book over tax depreciation	39,070	206,998
Stock option and restricted stock award expense	1,799,988	1,806,546
Debt Extinguishment	61,946	61,945
Less: valuation allowance	(69,345,930)	(66,461,662)

	$243,738	$229,694

Deferred tax liability:
Property and equipment basis	$84,020	$50,174
Prepaid expenses	159,718	179,520

	$243,738	$229,694

Net deferred tax asset	$—	$—

As reflected above, we have recorded a net deferred tax asset of $0 at December 31, 2023. As required by the Accounting for Income Taxes topic in the ASC, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recognition of substantial taxable income in the future, thus a valuation allowance has been recorded as of December 31, 2023.
The change in the valuation allowance is as follows:

December 31, 2023	$69,345,930
December 31, 2022	66,461,662

Change in valuation allowance	$(2,884,268)

8
3

The federal and state income tax provision (benefit) is summarized as follows for the years ended:

	December 31, 2023	December 31, 2022 (Restated)
Expected (benefit)	$1,122,622	$(4,636,770)
Effects of:
State income taxes net of federal benefits	294,020	(1,214,392)
Nondeductible expense	698,160	78,422
Subpart F income	6,418,307	33,040
Equity method investment		—
Derivatives fair value	2,200,259	2,627,355
Change in valuation allowance	(1,721,451)	6,249,059
Foreign rate differential	(9,011,917)	(3,136,714)

	$—	$—

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
The earliest tax year still subject to examination by a major taxing jurisdiction is 2019.
NOTE 17 – MAJOR CUSTOMERS
For the year ended December 31, 2023, we had two customers, CIC and OML, which are both related parties (see NOTE 8 Related Party Transactions), that accounted for 100% of our total revenue in 2023. For the year ended December 31, 2022, we had one customer, CIC, that accounted for 100% of our total revenue in 2022.
NOTE 18 – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.
Contingency
We owe consultants contingent success fees of up to $700,000 upon the approval and issuance of the ExO Project Environmental Impact Assessment (“EIA”) for our Mexican subsidiary. The EIA has not been approved as of the date of this report, and the contingent success fees have not been accrued.
Lease commitment
In August 2019, we entered into an operating lease for our corporate office space under a non-cancellable
lease through August 2024 with monthly payments ranging from $11,789 to $13,269, not including sales tax. The lease provides for annual increases of base rent of 3% until the expiration date. Pursuant to ASC 842, an operating lease
right of usage (“ROU”) asset and liability were recognized in the amount of $590,612 at inception of the lease based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Since the implicit rate of interest in the arrangement was not readily determinable, we utilized our incremental borrowing rate of 10% in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives.
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

8
4

At December 31, 2023, the
ROU assets
and lease obligations for our two real property operating leases were, $121,568 and $129,139, respectively.
The remaining lease payment obligations, which include an interest component of $4,675 are as follows:

Year ending December 31,	Annual payment obligation
2024	$133,814

$133,814

We recognized $223,515 and $218,000 in rent expense associated with these leases for the years ended December 31, 2023 and 2022, respectively.
2023 Special Bonus Plan
On September 8, 2023, the compensation committee of our board of directors approved the 2023 Special Bonus Plan (the “Bonus Plan”) for Odyssey’s full-time employees, including the chief executive officer and the other named executive officers, who meet the eligibility requirements set forth in the Bonus Plan. The Bonus Plan was approved in lieu of a traditional cash annual incentive plan for employees for 2023 in recognition of the significant dedication, work and sacrifice of Odyssey’s employees (including eligible employees under the Bonus Plan) to achieve a positive outcome for Odyssey with respect to Exploraciones Oceánicas S. de R.L. de C.V. (“ExO”), to continue to achieve success in other areas of the business with limited resources, and to incentivize the team to continue its efforts to maximize any monetary outcome with respect to ExO.
Pursuant to the Bonus Plan, individuals who were employed by Odyssey for the full year ending December 31, 2023, or whose employment or separation agreements indicate their eligibility to participate in the Bonus Plan, will be entitled to a one-time special
cash bonus payment (a “Special Bonus”) if Odyssey profits significantly from its ownership of ExO, including pursuant to an award in the NAFTA arbitration case by Odyssey and ExO pending against the United States of Mexico. Any Special Bonus will be payable by Odyssey only if all of the following conditions are met within specified timeframes:

•
the tribunal in the pending arbitration issues a decision in favor of and a monetary award to Odyssey and/or ExO (an “Arbitration Award”); or (b) Odyssey enters into an agreement pursuant to which Odyssey is entitled to receive a monetary payment (a “Settlement”) relating to ExO or its mineral licenses; and

•
Odyssey receives cash payments from any combination of (a) a dividend or distribution resulting from an Arbitration Award or Settlement based on its indirect ownership interest in ExO; (b) an Award or Settlement, or any agreement to monetize an Award; or (c) repayment of certain promissory notes issued by or relating to ExO; and

•
the aggregate net cash payments received by Odyssey, after payment of or reservation of cash for all legal and other expenses, including litigation financing for the Arbitration, and all of ExO’s outstanding liabilities, equal at least $10 million. Odyssey has estimated that the amount of a monetary award or settlement amount would need to be at least $200 million for this condition to be satisfied.

If the Special Bonus conditions are satisfied, a Special Bonus will be payable to each eligible employee within 60 days of Odyssey’s receipt of the cash payments. The amount of the Special Bonus payments will be based on the amount of the net cash payment amount received by Odyssey. The Bonus Plan provides for various bonus pool amounts and percentages of each eligible employee’s salary based upon the amount of net cash payments received, and range from a pro rata share of an aggregate bonus pool of $750,000 if the net payments to Odyssey equal at least $10 million, to an amount equal to up to 40% of each eligible employee’s salary if the net payments to Odyssey equal at least $50 million, to a maximum amount equal to up to 250% of each eligible employee’s salary if the net payments to Odyssey equal at least $400 million. At each payment level, the aggregate Special Bonus paid would equal approximately 2% or less of the net proceeds received by Odyssey.
NOTE 19 – SUBSEQUENT EVENTS
We have evaluated subsequent events for recognition or disclosure through the date this Form 10-K is filed with the Securities and Exchange Commission.
In January 2024, we issued amended and restated warrants to the holders of the Warrant issued on March 6, 2023. The amended and restated warrants amended the terms of the original Warrant by including a cashless exercise option and extending to 65 days the notice that we are required to give holders prior to any dividend payment. A copy of the form of Amended and Restated Warrant to Purchase Stock is attached to this Comprehensive Form 10-K as Exhibit 4.4.
In January 2024, the Compensation Committee of the Board of Directors approved certain awards of stock options and restricted stock units (“RSUs”) consistent with past use of equity plan awards and executive compensation practices. In approving the awards, the Compensation Committee noted that the Company is operating with fewer executive officers and minimum staff levels, and the number of independent directors was reduced by two members during 2023, resulting in increased workloads for all officers, employees and directors. The Compensation Committee determined that equity awards are appropriate under these circumstances to incentivize personnel and promote retention. The committee approved the award and granted an aggregate of 592,200 stock options and 10,800 RSUs from the 2019 Stock Incentive Plan to officers, employees, and directors. The grant date of the stock options and RSUs was January 29, 2024. The exercise price of the stock options is $4.65 per share, which was the closing price of the Company’s common stock on the grant date. The stock options have a five-year term and were fully vested on January 29, 2024. Stock options issued to the Company’s independent directors were in lieu of the annual equity award that they would have been entitled to receive in June 2024.
In February 2024, we entered into an amendment to the December 2023 Registration Rights Agreement with the holders of the December 2023 Warrants pursuant to which the deadline by which we are required to file a registration statement covering the resale of the shares issuable upon exercise of the December 2023 Warrants was extended from February 14, 2024, to the earliest to occur of (a) the date that is five business days after the date on which the Company files its Form 10-K for the year ended December 31, 2023 with the SEC, or (b) April 15, 2024.
In February 2024, we entered into a Fourth Amendment of the OML Purchase Agreement pursuant to which the deadline for the second closing was extended to June 28, 2024.
On March 8, 2024, Odyssey received a letter from ICSID advising that the Tribunal in the NAFTA Arbitration “has continued to make progress in finalizing its determinations” and that it “expects to render the Award in the second quarter of this year.”
On May 3, 2024, we received payment of approximately $9.4 million in net proceeds from a recovered shipwreck in which we retained a residual economic interest when we sold substantially all the assets related to our shipwreck business to a third-party purchaser in December 2015. The holders of the March 2023 Notes hold a security interest in the proceeds.
NOTE 20 – QUARTERLY FINANCIAL DATA – UNAUDITED
The following tables present the impacts of the restatement adjustments, as described in NOTE 2 Restatement of Consolidated Financial Statements. The unaudited consolidated financial statements for September 30, 2023, which have not previously been presented and have not been restated, are also presented here. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the interim periods presented for which the unaudited quarterly financial statements have been restated that management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.
In addition to the corrections summarized in NOTE 2 Restatement of Consolidated Financial Statements, the accounting treatments corrected in the unaudited restated quarterly financial statements include the following:
CIC Services Agreement Adjustment
– Corrections of an error to each affected period were recorded based on the settlement of the MSA through services provided or cash settlement.
2022 Warrant Issuance Adjustment –
A correction of an error was made to reclassify from Equity to Derivative Financial Instrument as described in NOTE 2 Restatement of Consolidated Financial Statements.
37North Adjustment
– Management determined that the Share Settled Redemption Feature within the 37N Note is an embedded derivative and should be measured at fair value, with the difference between the fair value of the Share Settled Redemption Feature and the proceeds received from the issuance of the Note allocated to the Note. Then, for subsequent measurements, the Note should be measured at accreted value using the interest method and the Share Settled Redemption Feature is measured at fair value each period with changes in fair value reported in earnings. A correction of an error was made to record the fair value of the Share Settled Redemption Feature separately as a derivative liability financial instrument related to the 37N Note of $423,696 at June 30, 2023.
Monaco Note Payable Adjustmen
t - A correction of an error was made to Equity to record subsequent changes in fair value of $311,123 in March 2022.
Seller Note Adjustment
– Management determined that the Seller Note should have been recorded in notes payable-long term at March 31, 2023. Management reclassified $931,425 at March 31, 2023 from short-term Loan Payable to long-term Loan Payable.
Capitalization of ROV Expense adjustment
– The Company capitalized refurbishments costs of its Retriever asset that were previously expensed of $510,402 and $287,865 during the three months ended March 31, 2023, and June 30, 2023, respectively.

8
5

Impact on Consolidated Balance Sheets
The following Unaudited Interim Consolidated Balance Sheet tables present the impacts of the restatement adjustments as of the periods ended March 2022 and 2023, June 30, 2022 and 2023, September 30, 2022 and December 31, 2022. For the impacts of the restatement adjustments for the Consolidated Balance Sheet as of December 31, 2022, refer to NOTE 2 Restatement of Consolidated Financial Statements. The unaudited interim consolidated balance sheet for the period ended September 30, 2023 was not subject to restatement but is presented here.

	Consolidated Balance Sheet As of March 31, 2022
	As Reported	Litigation Financing Adjustment	Investment in Unconsolidated Entities Adjustments	Other Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,106,313	$—	$—	$—	$2,106,313
Accounts and other related party receivables	262,128	—	—	—	262,128
Short-term notes receivable related party	—	—	—	—	—
Other current assets	753,495	—	—	—	753,495

Total current assets	3,121,936	—	—	—	3,121,936

OTHER NON-CURRENT ASSETS
Investment in unconsolidated entities	3,548,925	—	(503,100)	—	3,045,825
Option to purchase equity securities in related parties	—	—	1,353,630	—	1,353,630
Exploration license	1,821,251	—	—	—	1,821,251
Property and equipment, net	18,538	—	—	—	18,538
Right of use - operating leases	422,336	—	—	—	422,336
Other non-current assets	34,295	—	—	—	34,295
Total non-current assets	5,845,345	—	850,530	—	6,695,875

Total assets	$8,967,281	$—	$850,530	$—	$9,817,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,677,097	$—	$—	$—	$5,677,097
Accrued expenses	30,827,610	(13,789,304)	—		17,038,306
Operating lease liability, current portion	168,809	—	—	—	168,809
Loans payable, current portion	24,984,010	—	—	311,123	25,295,133

Total current liabilities	61,657,526	(13,789,304)	—	311,123	48,179,345

LONG-TERM LIABILITIES
Loans payable	19,483,909	(19,334,009)	—	—	149,900
Litigation financing and other	—	36,128,779	—	—	36,128,779
Deferred revenue	—	—	1,353,630	—	1,353,630
Operating lease liability	271,428	—	—	—	271,428

Total long-term liabilities	19,755,337	16,794,770	1,353,630	—	37,903,737

Total liabilities	81,412,863	3,005,466	1,353,630	311,123	86,083,082

Commitments and contingencies (Note 18)
STOCKHOLDERS’ DEFICIT		—		—
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—	—	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 14,487,146 issued	1,448	—	—	—	1,448
Additional paid-in capital	249,189,881	—	—	(232,175)	248,957,706
Accumulated deficit	(283,321,086)	(3,005,466)	(503,100)	(78,948)	(286,908,600)

Total stockholders’ deficit before non-controlling interest	(34,129,757)	(3,005,466)	(503,100)	(311,123)	(37,949,446)
Non-controlling interest	(38,315,825)	—	—	—	(38,315,825)

Total stockholders’ deficit	(72,445,582)	(3,005,466)	(503,100)	(311,123)	(76,265,271)

Total liabilities and stockholders’ deficit	$8,967,281	$—	$850,530	$—	$9,817,811

8
6

	Consolidated Balance Sheet As of June 30, 2022
	As Reported	Litigation Financing Adjustment	Investment in Unconsolidated Entities Adjustments	2022 Warrant Adjustment	Other Adjustment	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,534,828	$—	$—	$—	$—	$10,534,828
Accounts and other related party receivables	329,540	—	—	—	—	329,540
Short-term notes receivable related party	—	—	—	—	—	—
Other current assets	547,077	—	—	—	—	547,077

Total current assets	11,411,445	—	—	—	—	11,411,445

OTHER NON-CURRENT ASSETS
Investment in unconsolidated entities	3,848,925	—	(503,100)	—	—	3,345,825
Option to purchase equity securities in related parties	—	—	1,215,981		—	1,215,981
Exploration license	1,821,251	—	—	—	—	1,821,251
Property and equipment, net	320,107	—	—	—	—	320,107
Right of use - operating leases	382,587	—	—	—	—	382,587
Other non-current assets	34,295	—	—	—	—	34,295

Total non-current assets	6,407,165	—	712,881	—	—	7,120,046

Total assets	$17,818,610	$—	$712,881	$—	$—	$18,531,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,734,296	$—	$—	$—	$—	2,734,296
Accrued expenses	33,978,084	(16,694,822)	—	—		17,283,262
Operating lease liability, current portion	174,588	—	—	—	—	174,588
Loans payable, current portion	20,384,010	—	—	—		20,384,010

Total current liabilities	57,270,978	(16,694,822)	—	—	—	40,576,156

LONG-TERM LIABILITIES
Loans payable	24,174,983	(24,025,083)	—	—	—	149,900
Litigation financing and other	—	44,182,659	—		—	44,182,659
Deferred revenue	—	—	1,215,981	—	—	1,215,981
Warrant liability	—	—	—	11,648,889	—	11,648,889
Operating lease liability	225,944	—	—	—	—	225,944

Total long-term liabilities	24,400,927	20,157,576	1,215,981	11,648,889	—	57,423,373

Total liabilities	81,671,905	3,462,754	1,215,981	11,648,889	—	97,999,529

Commitments and contingencies (Note 18)
STOCKHOLDERS’ DEFICIT		—	—	—	—
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—	—	—	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 19,464,950 issued and outstanding	1,946	—	—	—	—	1,946
Additional paid-in capital	264,323,108	—	—	(8,686,840)	(232,175)	255,404,093
Accumulated deficit	(288,004,571)	(3,462,754)	(503,100)	(2,962,049)	232,175	(294,700,299)

Total stockholders’ deficit before non-controlling interest	(23,679,517)	(3,462,754)	(503,100)	(11,648,889)	—	(39,294,260)
Non-controlling interest	(40,173,778)	—	—	—	—	(40,173,778)

Total stockholders’ deficit	(63,853,295)	(3,462,754)	(503,100)	(11,648,889)	—	(79,468,038)

Total liabilities and stockholders’ deficit	$17,818,610	$—	$712,881	$—	$—	$18,531,491

8
7

	Consolidated Balance Sheet As of September 30, 2022
	As Reported	Litigation Financing Adjustment	Investment in Unconsolidated Entities Adjustments	2022 Warrant Adjustment	Other Adjustment	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,782,608	$—	$—	$—	$—	$6,782,608
Accounts and other related party receivables	422,656	—	—	—	—	422,656
Short-term notes receivable related party	—	—	—	—	—	—
Other current assets	481,384	—	—	—	—	481,384

Total current assets	7,686,648	—	—	—	—	7,686,648

OTHER NON-CURRENT ASSETS
Investment in unconsolidated entities	4,147,008	—	(503,100)	—	—	3,643,908
Option to purchase equity securities in related parties	—	—	1,079,212	—	—	1,079,212
Exploration license	1,821,251	—	—	—	—	1,821,251
Property and equipment, net	306,348	—	—	—	—	306,348
Right of use - operating leases	341,833	—	—	—	—	341,833
Other non-current assets	34,295	—	—	—	—	34,295

Total non-current assets	6,650,735	—	576,112	—	—	7,226,847

Total assets	$14,337,383	$—	$576,112	$—	$—	$14,913,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,568,554	$—	$—	$—	$—	2,568,554
Accrued expenses	37,715,418	(19,779,018)	—	—		17,936,400
Operating lease liability, current portion	172,665	—	—	—	—	172,665
Loans payable, current portion	20,284,010	—	—	—		20,284,010

Total current liabilities	60,740,647	(19,779,018)	—	—	—	40,961,629

LONG-TERM LIABILITIES
Loans payable	24,354,604	(24,204,704)	—	—	—	149,900
Litigation financing and other	—	44,795,966	—	—	—	44,795,966
Deferred revenue	—	—	1,079,212		—	1,079,212
Warrant liability	—	—	—	10,436,569	—	10,436,569
Operating lease liability	186,406	—	—	—	—	186,406

Total long-term liabilities	24,541,010	20,591,262	1,079,212	10,436,569	—	56,648,053

Total liabilities	85,281,657	812,244	1,079,212	10,436,569	—	97,609,682

Commitments and contingencies (Note 18)
STOCKHOLDERS’ DEFICIT		—	—	—	—
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding		—	—	—	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 19,507,469 issued and outstanding	1,950	—	—	—	—	1,950
Additional paid-in capital	264,621,682	—	—	(8,686,840)	(232,175)	255,702,667
Accumulated deficit	(293,459,800)	(812,244)	(503,100)	(1,749,729)	232,175	(296,292,698)

Total stockholders’ deficit before non-controlling interest	(28,836,168)	(812,244)	(503,100)	(10,436,569)	—	(40,588,081)
Non-controlling interest	(42,108,106)	—	—	—	—	(42,108,106)

Total stockholders’ deficit	(70,944,274)	(812,244)	(503,100)	(10,436,569)	—	(82,696,187)

Total liabilities and stockholders’ deficit	$14,337,383	$—	$576,112	$—	$—	$14,913,495

	Consolidated Balance Sheet As of March 31, 2023
	As Reported	Litigation Financing Adjustment	Investment in Unconsolidated Entities Adjustments	2022 Warrant Adjustment	Other Adjustment	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$674,428	$—	$—	$—	$—	$674,428
Accounts and other related party receivables	17	—	—	—	—	17
Short-term notes receivable related party	2,033,744	—	—	—	—	2,033,744
Other current assets	1,071,704	—	—	—	(6,848)	1,064,856

Total current assets	3,779,893	—	—	—	(6,848)	3,773,045

OTHER NON-CURRENT ASSETS
Investment in unconsolidated entities	4,676,092	—	(503,100)	—	—	4,172,992
Option to purchase equity securities in related parties	—	—	836,453	—	—	836,453
Exploration license	1,821,251	—	—	—	—	1,821,251
Property and equipment, net	2,608,146	—	—	—	634,256	3,242,402
Right of use - operating leases	242,703	—	—	—	—	242,703
Other non-current assets	34,295	—	—	—	—	34,295

Total non-current assets	9,382,487	—	333,353	—	634,256	10,350,096

Total assets	$13,162,380	$—	$333,353	$—	$627,408	$14,123,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,438,698	$—	$—	$—	$—	1,438,698
Accrued expenses	32,809,997	(25,886,275)	—	—		6,923,722
Operating lease liability, current portion	178,020	—	—	—	—	178,020
Loans payable, current portion	1,906,620	—	—	—	(931,425)	975,195

Total current liabilities	36,333,335	(25,886,275)	—	—	(931,425)	9,515,635

LONG-TERM LIABILITIES
Loans payable	34,204,032	(23,493,443)	—	—	931,425	11,642,014
Litigation financing and other	—	47,056,993	—	—	—	47,056,993
Deferred revenue	—	—	836,453	—	—	836,453
Warrant liability	—	—	—	8,870,064	—	8,870,064
Operating lease liability	78,497	—	—	—	—	78,497

Total long-term liabilities	34,282,529	23,563,550	836,453	8,870,064	931,425	68,484,021

Total liabilities	70,615,864	(2,322,725)	836,453	8,870,064	—	77,999,656

Commitments and contingencies (Note 18)
STOCKHOLDERS’ DEFICIT		—	—	—	—
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—	—	—	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 19,893,450 issued and outstanding	1,989	—	—	—	—	1,989
Additional paid-in capital	270,608,427		—	(8,686,840)	(232,175)	261,689,412
Accumulated deficit	(281,631,073)	2,322,725	(503,100)	(183,224)	859,583	(279,135,089)

Total stockholders’ deficit before non-controlling interest	(11,020,657)	2,322,725	(503,100)	(8,870,064)	627,408	(17,443,688)
Non-controlling interest	(46,432,827)	—	—	—	—	(46,432,827)

Total stockholders’ deficit	(57,453,484)	2,322,725	(503,100)	(8,870,064)	627,408	(63,876,515)

Total liabilities and stockholders’ deficit	$13,162,380	$—	$333,353	$—	$627,408	$14,123,141

8
9

	Consolidated Balance Sheet As of June 30, 2023
	As Reported	Litigation Financing Adjustment	Investment in Unconsolidated Entities Adjustments	2022 Warrant Adjustment	Other Adjustment	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,832,078	$—	$—	$—	$—	$1,832,078
Accounts and other related party receivables	1,005,157	—	—	—	—	1,005,157
Short-term notes receivable related party	690,795	—	—	—	—	690,795
Other current assets	991,534	—	—	—	(10,327)	981,207

Total current assets	4,519,564	—	—	—	(10,327)	4,509,237

OTHER NON-CURRENT ASSETS
Investment in unconsolidated entities	4,842,925	—	(503,100)	—	—	4,339,825
Equity securities	—	—	759,905	—	—	759,905
Exploration license	1,821,251	—	—	—	—	1,821,251
Property and equipment, net	2,554,544	—	—	—	922,121	3,476,665
Right of use - operating leases	213,108	—	—	—	—	213,108
Other non-current assets	34,295	—	—	—	—	34,295

Total non-current assets	9,466,123	—	256,805	—	922,121	10,645,049

Total assets	$13,985,687	$—	$256,805	$—	$911,794	$15,154,286

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$932,902	$—	$—	$—	$—	932,902
Accrued expenses	36,919,178	(28,940,418)	—	—		7,978,760
Operating lease liability, current portion	199,365	—	—	—	—	199,365
Loans payable, current portion	2,216,963	—	—	—	(428,614)	1,788,349

Total current liabilities	40,268,408	(28,940,418)	—	—	(428,614)	10,899,376

LONG-TERM LIABILITIES
Loans payable	38,708,182	(23,706,580)	—	—	—	15,001,602
Litigation financing and other	—	48,744,614	—	—	423,696	49,168,310
Deferred revenue	—	—	759,905		—	759,905
Warrant liability	—	—	—	9,946,945	—	9,946,945
Operating lease liability	26,578	—	—	—	—	26,578

Total long-term liabilities	38,734,760	25,038,034	759,905	9,946,945	423,696	74,903,340

Total liabilities	79,003,168	(3,902,384)	759,905	9,946,945	(4,918)	85,802,716

Commitments and contingencies (Note 18)
STOCKHOLDERS’ DEFICIT		—	—	—	—
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—	—	—	—	—
Common stock – $.0001 par value; 75,000,000 shares authorized; 19,981,901 issued and outstanding	1,998	—	—	—	—	1,998
Additional paid-in capital	271,083,470	—	—	(8,686,840)	(232,175)	262,164,455
Accumulated deficit	(287,354,763)	3,902,384	(503,100)	(1,260,105)	1,148,887	(284,066,697)

Total stockholders’ deficit before non-controlling interest	(16,269,295)	3,902,384	(503,100)	(9,946,945)	916,712	(21,900,244)
Non-controlling interest	(48,748,186)	—	—	—	—	(48,748,186)

Total stockholders’ deficit	(65,017,481)	3,902,384	(503,100)	(9,946,945)	916,712	(70,648,430)

Total liabilities and stockholders’ deficit	$13,985,687	$—	$256,805	$—	$911,794	$15,154,286

Consolidated Balance Sheet As of September 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$511,809
Accounts and other related party receivables	71,509
Short-term notes receivable related party	—
Other current assets	734,585

Total current assets	1,317,903

OTHER NON-CURRENT ASSETS
Investment in unconsolidated entities	8,878,974
Equity securities	6,394,049
Exploration license	1,821,251
Property and equipment, net	116,427
Right of use - operating leases	167,940
Other non-current assets	34,295

Total non-current assets	17,412,936

Total assets	$18,730,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$586,687
Accrued expenses	7,895,653
Operating lease liability, current portion	178,536
Equity securities liability	1,446,796
Put option liability	4,273,038
Loans payable, current portion	14,258,915

Total current liabilities	28,639,625

LONG-TERM LIABILITIES
Loans payable	4,199,152
Litigation financing and other	51,027,114
Deferred revenue	700,353
Warrant liability	10,005,658
Operating lease liability	—

Total long-term liabilities	65,932,277

Total liabilities	94,571,902

Commitments and contingencies (Note 18)
STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding
Common stock – $.0001 par value; 75,000,000 shares authorized; 20,072,453 issued and outstanding	2,007
Additional paid-in capital	263,024,673
Accumulated deficit	(287,879,984)

Total stockholders’ deficit before non-controlling interest	(24,853,304)
Non-controlling interest	(50,987,759)

Total stockholders’ deficit	(75,841,063)

Total liabilities and stockholders’ deficit	$18,730,839

Impact on Consolidated Statement of Operations
The following Unaudited Interim Consolidated Statements of Operations present the impacts of the restatement adjustments for the periods ended March 31, 2022 and 2023, June 30, 2022 and 2023 and September 30, 2022. For the impacts of the restatement adjustments for the Consolidated Statement of Operations for the period ended December 31, 2022 refer to NOTE 2 Restatement of Consolidated Financial Statements. The Consolidated Statements of Operations for the period ended September 30, 2023 were not subject to restatement but are presented here.

	Consolidated Statement of Operations For the Three Months Ended March 31, 2022
	As Reported	Litigation Financing Adjustment	Investment in Unconsolidated Entities Adjustments	Other Adjustment	As Restated
REVENUE
Marine services	294,975	—	—	—	294,975
Other services	4,631	—	—	—	4,631

Total revenue	299,606	—	—	—	299,606

OPERATING EXPENSES
Marketing, general and administrative	1,918,496	(36,724)	—	—	1,881,772
Operations and research	5,056,535	—	—	—	5,056,535

Total operating expenses	6,975,031	(36,724)	—	—	6,938,307

INCOME (LOSS) FROM OPERATIONS	(6,675,425)	36,724	—	—	(6,638,701)
OTHER INCOME (EXPENSE)
Interest income	93	—	—	—	93
Interest expense	(3,225,653)	2,480,488	—	—	(745,165)
Change in derivative liabilities fair value	—	(1,521,543)	—	(311,123)	(1,832,666)
Other	(190,257)	—	—	—	(190,257)

Total other income (expense)	(3,415,817)	958,945	—	(311,123)	(2,767,995)

(LOSS) BEFORE INCOME TAXES	(10,091,242)	995,669	—	(311,123)	(9,406,696)
Income tax benefit	—	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(10,091,242)	995,669	—	(311,123)	(9,406,696)
Net loss attributable to noncontrolling interest	1,861,013	—	—	—	1,861,013

NET INCOME / (LOSS)	(8,230,229)	995,669	—	(311,123)	(7,545,683)

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	(0.57)	0.07	—	(0.03)	(0.53)

Diluted (See Note 2)	(0.57)	0.07	—	(0.03)	(0.53)

Weighted average number of common shares outstanding
Basic	14,365,633	—	—	—	14,365,633

Diluted	14,365,633	—	—	—	14,365,633

	Consolidated Statement of Operations For the Three Months Ended June 30, 2022
	As Reported	Litigation Financing Adjustment	2022 Warrant Adjustment	Other Adjustment	As Restated
REVENUE
Marine services	$300,000	$—	$—	$—	$300,000
Other services	90,278	—	—	—	90,278

Total revenue	390,278	—	—	—	390,278

OPERATING EXPENSES
Marketing, general and administrative	2,292,082	(36,724)	1,087,254	—	3,342,612
Operations and research	1,229,634	—	—	—	1,229,634

Total operating expenses	3,521,716	(36,724)	1,087,254	—	4,572,246

INCOME (LOSS) FROM OPERATIONS	(3,131,438)	36,724	(1,087,254)	—	(4,181,968)
OTHER INCOME (EXPENSE)
Interest income	2,178	—	—	—	2,178
Interest expense	(3,552,539)	2,977,531	—	—	(575,008)
Change in derivative liabilities fair value	—	(3,471,543)	(1,874,795)	311,123	(5,035,215)
Other	140,361	—	—	—	140,361

Total other income (expense)	(3,410,000)	(494,012)	(1,874,795)	311,123	(5,467,684)

(LOSS) BEFORE INCOME TAXES	(6,541,438)	(457,288)	(2,962,049)	311,123	(9,649,652)
Income tax benefit	—	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(6,541,438)	(457,288)	(2,962,049)	311,123	(9,649,652)
Net loss attributable to noncontrolling interest	1,857,953	—	—	—	1,857,953

NET INCOME / (LOSS)	$(4,683,485)	$(457,288)	$(2,962,049)	$311,123	$(7,791,699)

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	$(0.30)	(0.03)	(0.19)	0.02	$(0.50)

Diluted (See Note 2)	$(0.30)	(0.03)	(0.19)	0.02	$(0.49)

Weighted average number of common shares outstanding
Basic	15,803,746	—	—	—	15,803,746

Diluted	15,803,746	—	—	—	15,803,746

9
2

	Consolidated Statement of Operations For the Six Months Ended June 30, 2022
	As Reported	Litigation Financing Adjustment	2022 Warrant Adjustment	Other Adjustment	As Restated
REVENUE
Marine services	$594,975	$—	$—	$—	$594,975
Other services	94,909	—	—	—	94,909

Total revenue	689,884	—	—	—	689,884

OPERATING EXPENSES
Marketing, general and administrative	4,210,578	(73,448)	1,087,254	—	5,224,384
Operations and research	6,286,169	—	—	—	6,286,169

Total operating expenses	10,496,747	(73,448)	1,087,254	—	11,510,553

INCOME (LOSS) FROM OPERATIONS	(9,806,863)	73,448	(1,087,254)	—	(10,820,669)
OTHER INCOME (EXPENSE)
Interest income	2,272	—	—	—	2,272
Interest expense	(6,778,193)	5,458,019	—	—	(1,320,174)
Change in derivative liabilities fair value	—	(4,993,086)	(1,874,795)	—	(6,867,881)
Other	(49,896)	—	—	—	(49,896)

Total other income (expense)	(6,825,817)	464,933	(1,874,795)	—	(8,235,679)

(LOSS) BEFORE INCOME TAXES	(16,632,680)	538,381	(2,962,049)	—	(19,056,348)
Income tax benefit	—	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(16,632,680)	538,381	(2,962,049)	—	(19,056,348)
Net loss attributable to noncontrolling interest	3,718,966	—	—	—	3,718,966

NET INCOME / (LOSS)	$(12,913,714)	$538,381	$(2,962,049)	$—	$(15,337,382)

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	$(0.86)	0.04	(0.20)	—	$(1.02)

Diluted (See Note 2)	$(0.86)	0.04	(0.20)	—	$(1.02)

Weighted average number of common shares outstanding
Basic	15,088,662	—	—	—	15,088,662

Diluted	15,088,662	—	—	—	15,088,662

	Consolidated Statement of Operations For the Three Months Ended September 30, 2022
	As Reported	Litigation Financing Adjustment	2022 Warrant Adjustment	Other Adjustment	As Restated
REVENUE
Marine services	$298,083	$—	$—	$—	$298,083
Other services	60,326	—	—	—	60,326

Total revenue	358,409	—	—	—	358,409

OPERATING EXPENSES
Marketing, general and administrative	2,213,515	(36,724)	—	—	2,176,791
Operations and research	1,864,883	—	—	—	1,864,883

Total operating expenses	4,078,398	(36,724)	—	—	4,041,674

INCOME (LOSS) FROM OPERATIONS	(3,719,989)	36,724	—	—	(3,683,265)
OTHER INCOME (EXPENSE)
Interest income	—	—	—	—	—
Interest expense	(3,664,733)	3,160,329	—	—	(504,404)
Change in derivative liabilities fair value	—	(546,543)	1,212,320	—	665,777
Other	(4,835)	—	—	—	(4,835)

Total other income (expense)	(3,669,568)	2,613,786	1,212,320	—	156,538

(LOSS) BEFORE INCOME TAXES	(7,389,557)	2,650,510	1,212,320	—	(3,526,727)
Income tax benefit	—	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(7,389,557)	2,650,510	1,212,320	—	(3,526,727)
Net loss attributable to noncontrolling interest	1,934,328	—	—	—	1,934,328

NET INCOME / (LOSS)	$(5,455,229)	$2,650,510	$1,212,320	$—	$(1,592,399)

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	$(0.28)	$0.14	$0.06	$—	$(0.08)

Diluted (See Note 2)	$(0.28)	$0.14	$0.06	$—	$(0.08)

Weighted average number of common shares outstanding
Basic	19,482,118	—	—	—	19,482,118

Diluted	19,482,118	—	—	—	19,482,118

9
3

	Consolidated Statement of Operations For the Nine Months Ended September 30, 2022
	As Reported	Litigation Financing Adjustment	2022 Warrant Adjustment	Other Adjustment	As Restated
REVENUE
Marine services	$893,058	$—	$—	$—	$893,058
Other services	155,235	—	—	—	155,235

Total revenue	1,048,293	—	—	—	1,048,293

OPERATING EXPENSES
Marketing, general and administrative	6,424,093	(110,172)	1,087,254	—	7,401,175
Operations and research	8,151,052	—	—	—	8,151,052

Total operating expenses	14,575,145	(110,172)	1,087,254	—	15,552,227

INCOME (LOSS) FROM OPERATIONS	(13,526,852)	110,172	(1,087,254)	—	(14,503,934)
OTHER INCOME (EXPENSE)
Interest income	—	—	—	—	—
Interest expense	(10,440,654)	8,618,348	—	—	(1,822,306)
Change in derivative liabilities fair value	—	(5,539,629)	(662,475)	—	(6,202,104)
Other	(54,731)		—	—	(54,731)

Total other income (expense)	(10,495,385)	3,078,719	(662,475)	—	(8,079,141)

(LOSS) BEFORE INCOME TAXES	(24,022,237)	3,188,891	(1,749,729)	—	(22,583,075)
Income tax benefit	—	—	—	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(24,022,237)	3,188,891	(1,749,729)	—	(22,583,075)

Net loss attributable to noncontrolling interest	5,653,294	—	—	—	5,653,294

NET INCOME / (LOSS)	$(18,368,943)	$3,188,891	$(1,749,729)	$—	$(16,929,781)

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	$(1.11)	0.19	(0.11)	—	$(1.02)

Diluted (See Note 2)	$(1.11)	0.19	(0.11)	0.00	$(1.02)

Weighted average number of common shares outstanding
Basic	16,569,240	—	—	—	16,569,240

Diluted	16,569,240	—	—	—	16,569,240

	Consolidated Statement of Operations For the Three Months Ended March 31, 2023
	As Reported	Litigation Financing Adjustment	2022 Warrant Adjustment	Other Adjustment	As Restated
REVENUE
Marine services	$271,375	$—	$—	$—	$271,375
Other services	17,364	—	—	—	17,364

Total revenue	288,739	—	—	—	288,739

OPERATING EXPENSES
Marketing, general and administrative	1,877,844	(61,918)	—	—	1,815,926
Operations and research	1,787,859	—	—	(503,133)	1,284,726

Total operating expenses	3,665,703	(61,918)	—	(503,133)	3,100,652

INCOME (LOSS) FROM OPERATIONS	(3,376,964)	61,918	—	503,133	(2,811,913)
OTHER INCOME (EXPENSE)
Interest income	388,532	—	—	—	388,532
Interest expense	(3,808,586)	3,102,064	—	—	(706,522)
Gain on debt extinguishment	21,478,614	—	—	—	21,478,614
Change in derivative liabilities fair value	—	(1,685,517)	4,732,403	—	3,046,886
Other	(322,251)	(1,000,000)	—	(1,102)	(1,323,353)

Total other income (expense)	17,736,309	416,547	4,732,403	(1,102)	22,884,157

(LOSS) BEFORE INCOME TAXES	14,359,345	478,465	4,732,403	502,031	20,072,244
Income tax benefit	5,746	—	—	(5,746)	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	14,365,091	478,465	4,732,403	496,285	20,072,244
Net loss attributable to noncontrolling interest	2,235,443	—	—	—	2,235,443

NET INCOME / (LOSS)	$16,600,534	$478,465	$4,732,403	$496,285	$22,307,687

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	$0.84	0.02	0.24	0.03	$1.13

Diluted (See Note 2)	$0.83	0.02	0.24	0.03	$1.12

Weighted average number of common shares outstanding
Basic	19,666,459	—	—	—	19,666,459

Diluted	19,923,445	—	—	(44,901)	19,878,544

	Consolidated Statement of Operations For the Three Months Ended June 30, 2023
	As Reported	Litigation Financing Adjustment	2022 Warrant Adjustment	Other Adjustment	As Restated
REVENUE
Marine services	$166,832	$—	$—	$—	$166,832
Other services	5,743	—	—	—	5,743

Total revenue	172,575	—	—	—	172,575

OPERATING EXPENSES
Marketing, general and administrative	1,820,858	(11,530)	—	—	1,809,328
Operations and research	1,498,701	—	—	(280,595)	1,218,106

Total operating expenses	3,319,559	(11,530)	—	(280,595)	3,027,434

INCOME (LOSS) FROM OPERATIONS	(3,146,984)	11,530	—	280,595	(2,854,859)
OTHER INCOME (EXPENSE)
Interest income	23,424	—	—	—	23,424
Interest expense	(4,333,224)	3,253,645	—	4,918	(1,074,661)
Gain on debt extinguishment	(301,414)	—	—	—	(301,414)
Change in derivative liabilities fair value	—	(1,685,516)	(1,076,881)	—	(2,762,397)
Other	(283,897)	—	—	(433)	(284,330)

Total other income (expense)	(4,895,111)	1,568,129	(1,076,881)	4,485	(4,399,378)

(LOSS) BEFORE INCOME TAXES	(8,042,095)	1,579,659	(1,076,881)	285,080	(7,254,237)
Income tax benefit	3,046	—	—	(3,046)	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	(8,039,049)	1,579,659	(1,076,881)	282,034	(7,254,237)
Net loss attributable to noncontrolling interest	2,315,359	—	—	—	2,315,359

NET INCOME / (LOSS)	$(5,723,690)	$1,579,659	$(1,076,881)	$282,034	$(4,938,878)

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	$(0.29)	0.08	(0.05)	0.01	$(0.25)

Diluted (See Note 2)	$(0.29)	0.08	(0.05)	0.02	$(0.25)

Weighted average number of common shares outstanding
Basic	19,918,677	—	—	—	19,918,677

Diluted	19,918,677	—	—	—	19,918,677

	Consolidated Statement of Operations For the Six Months Ended June 30, 2023
	As Reported	Litigation Financing Adjustment	2022 Warrant Adjustment	Other Adjustment	As Restated
REVENUE
Marine services	$438,208	$—	$—	$—	$438,208
Other services	23,106	—	—	—	23,106

Total revenue	461,314	—	—	—	461,314

OPERATING EXPENSES
Marketing, general and administrative	3,698,702	(73,448)	—	—	3,625,254
Operations and research	3,286,560	—	—	(790,997)	2,495,563

Total operating expenses	6,985,262	(73,448)	—	(790,997)	6,120,817

INCOME (LOSS) FROM OPERATIONS	(6,523,948)	73,448	—	790,997	(5,659,503)
OTHER INCOME (EXPENSE)
Interest income	411,956	—	—	—	411,956
Interest expense	(8,141,810)	6,355,709	—	4,918	(1,781,183)
Gain on debt extinguishment	21,177,200	—	—	—	21,177,200
Change in derivative liabilities fair value	—	(3,371,033)	3,655,522	—	284,489
Other	(606,148)	(1,000,000)	—	(1,535)	(1,607,683)

Total other income (expense)	12,841,198	1,984,676	3,655,522	3,383	18,484,779

(LOSS) BEFORE INCOME TAXES	6,317,250	2,058,124	3,655,522	794,380	12,825,276
Income tax benefit	8,792	—	—	(8,792)	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	6,326,042	2,058,124	3,655,522	785,588	12,825,276
Net loss attributable to noncontrolling interest	4,550,802	—	—	—	4,550,802

NET INCOME / (LOSS)	$10,876,844	$2,058,124	$3,655,522	$785,588	$17,376,078

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	$0.55	0.10	0.18	0.04	$0.88

Diluted (See Note 2)	$0.54	0.10	0.18	0.04	$0.87

Weighted average number of common shares outstanding
Basic	19,793,265	—	—	—	19,793,265

Diluted	20,019,461	—	—	38,433	20,057,894

	Consolidated Statement of Operations
	For the Nine Months ended	For the Three Months ended
	September 30, 2023	September 30, 2023
REVENUE
Marine services	$628,907	$190,699
Other services	8,283	(14,823)

Total revenue	637,190	175,876

OPERATING EXPENSES
Marketing, general and administrative	5,189,410	1,564,156
Operations and research	3,562,705	1,067,142

Total operating expenses	8,752,115	2,631,298

INCOME (LOSS) FROM OPERATIONS	(8,114,925)	(2,455,422)
OTHER INCOME (EXPENSE)
Interest income	412,611	655
Interest expense	(3,617,336)	(1,836,153)
Loss on equity method investment	(190,000)	(190,000)
Gain (loss) on debt extinguishment	21,177,200	—
Gain (loss) sale of wholly owned entity	174,107	174,107
Change in derivative liabilities fair value	(1,574,658)	(1,859,147)
Other	(1,494,581)	113,102

Total other income (expense)	14,887,343	(3,597,436)

(LOSS) BEFORE INCOME TAXES	6,772,418	(6,052,858)
Income tax benefit	—	—

NET (LOSS) BEFORE NON-CONTROLLING INTEREST	6,772,418	(6,052,858)
Net loss attributable to noncontrolling interest	6,790,375	2,239,573

NET INCOME / (LOSS)	$13,562,793	$(3,813,285)

NET INCOME / (LOSS) PER SHARE
Basic	$0.68	$(0.19)

Diluted	$0.46	$(0.19)

Weighted average number of common shares outstanding
Basic	19,871,381	20,025,067

Diluted	21,536,962	20,025,067

9
8

Cumulative Effect of Prior Period Adjustments
The following table represents the impact of the Restatement of the Company’s Stockholders’ deficit for the periods ended March 2022, June 2022, September 2022, March 2023 and June 2023:

	Preferred Stock – Shares	Common Stock – Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2021 (As previously reported)	—	14,309,315	$—	$1,431	$249,055,600	$(275,090,857)	$(36,454,812)	$(62,488,638)

Litigation Financing Adjustment	—	—	—	—	—	(4,001,135)	—	(4,001,135)
Investment in Unconsolidated Entities Adjustments	—	—	—	—	—	(503,100)	—	(503,100)
Other Adjustments	—	—	—	—	(232,175)	232,175	—	—

Cumulative restatement adjustments	—	—	—	—	(232,175)	(4,272,060)	—	(4,504,235)

Balance at December 31, 2021 (As Restated)	—	14,309,315	$—	$1,431	$248,823,425	$(279,362,917)	$(36,454,812)	$(66,992,873)

Balance at March 31, 2022 (As previously reported)	—	14,487,146	$—	$1,448	$249,189,881	$(283,321,086)	$(38,315,825)	$(72,445,582)

Litigation Financing Adjustment	—	—	—	—	—	(3,005,466)	—	(3,005,466)
Investment in Unconsolidated Entities Adjustments	—	—	—	—	—	(503,100)	—	(503,100)
Other Adjustments	—	—	—	—	(232,175)	(78,948)	—	(311,123)

Cumulative restatement adjustments	—	—	—	—	(232,175)	(3,587,514)	—	(3,819,689)

Balance at March 31, 2022 (As Restated)	—	14,487,146	$—	$1,448	$248,957,706	$(286,908,600)	$(38,315,825)	$(76,265,271)

Balance at June 30, 2022 (As previously reported)	—	19,464,950	$—	$1,946	$264,323,108	$(288,004,571)	$(40,173,778)	$(63,853,295)

Litigation Financing Adjustment	—	—	—	—	—	(3,462,754)	—	(3,462,754)
Investment in Unconsolidated Entities Adjustments	—	—	—	—	—	(503,100)	—	(503,100)
2022 Warrant Adjustment	—	—	—	—	(8,686,840)	(2,962,049)	—	(11,648,889)
Other Adjustments	—	—	—	—	(232,175)	232,175	—	—

Cumulative restatement adjustments	—	—	—	—	(8,919,015)	(6,695,728)	—	(15,614,743)

Balance at June 30, 2022 (As Restated)	—	19,464,950	$—	$1,946	$255,404,093	$(294,700,299)	$(40,173,778)	$(79,468,038)

Balance at September 30, 2022 (As previously reported)	—	19,507,469	$—	$1,950	$264,621,682	$(293,459,800)	$(42,108,106)	$(70,944,274)

Litigation Financing Adjustment	—	—	—	—	—	(812,244)	—	(812,244)
Investment in Unconsolidated Entities Adjustments	—	—	—	—	—	(503,100)	—	(503,100)
2022 Warrant Adjustment	—	—	—	—	(8,686,840)	(1,749,729)	—	(10,436,569)
Other Adjustments	—	—	—	—	(232,175)	232,175	—	—

Cumulative restatement adjustments	—	—	—	—	(8,919,015)	(2,832,898)	—	(11,751,913)

Balance at September 30, 2022 (As Restated)	—	19,507,469	$—	$1,950	$255,702,667	$(296,292,698)	$(42,108,106)	$(82,696,187)

Balance at March 31, 2023 (As previously reported)	—	19,893,450	$—	$1,989	$270,608,427	$(281,631,073)	$(46,432,827)	$(57,453,484)

Litigation Financing Adjustment	—	—	—	—	—	2,322,725	—	2,322,725
Investment in Unconsolidated Entities Adjustments	—	—	—	—	—	(503,100)	—	(503,100)
2022 Warrant Adjustment	—	—	—	—	(8,686,840)	(183,224)	—	(8,870,064)
Other Adjustments	—	—	—	—	(232,175)	859,583	—	627,408

Cumulative restatement adjustments	—	—	—	—	(8,919,015)	2,495,984	—	(6,423,031)

Balance at March 31, 2023 (As Restated)	—	19,893,450	$—	$1,989	$261,689,412	$(279,135,089)	$(46,432,827)	$(63,876,515)

Balance at June, 2023 (As previously reported)	—	19,981,901	$—	$1,998	$271,083,470	$(287,354,763)	$(48,748,186)	$(65,017,481)

Litigation Financing Adjustment	—	—	—	—	—	3,902,384	—	3,902,384
Investment in Unconsolidated Entities Adjustments	—	—	—	—	—	(503,100)	—	(503,100)
2022 Warrant Adjustment	—	—	—	—	(8,686,840)	(1,260,105)	—	(9,946,945)
Other Adjustments	—	—	—	—	(232,175)	1,148,887	—	916,712

Cumulative restatement adjustments	—	—	—	—	(8,919,015)	3,288,066	—	(5,630,949)

Balance at June, 2023 (As Restated)	—	19,981,901	$—	$1,998	$262,164,455	$(284,066,697)	$(48,748,186)	$(70,648,430)

Balance at June, 2023 (As Restated)	—	19,981,901	$—	$1,998	$262,164,455	$(284,066,697)	$(48,748,186)	$(70,648,430)

Sharebased compensation					166,069			166,069
Commons stock issued for warrants exercised		90,552		9	303,340			303,349
Fair value of warrants					390,809			390,809
Net income / (loss)						(3,813,287)	(2,239,573)	(6,052,860)

Balance as of September 30, 2023	—	20,072,453	$—	$2,007	$263,024,673	$(287,879,984)	$(50,987,759)	$(75,841,063)

9
9

Impact of Consolidated Statement of Cash Flows
The following Unaudited Interim Consolidated Statements of Cash Flows tables present the impacts of the restatement adjustments for the periods ended March 31, 2022 and 2023, June 30, 2022 and 2023 and September 30, 2022. For the impacts of the restatement adjustments for the Consolidated Statement of Operations for the period ended December 31, 2022, refer to NOTE 2 Restatement of Consolidated Financial Statements. The Consolidated Statements of Cash Flows for the period ended September 30, 2023 were not subject to restatement but are presented here.

	Statement of Cash Flows For the Three Months Ended March 31, 2022
	As Reported	Litigation Financing Adjustment	Other Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(10,091,242)	$995,669	$(311,123)	$(9,406,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment in unconsolidated entity	(294,975)	—	—	(294,975)
Depreciation	2,373	—	—	2,373
Financing fees amortization	36,724	—	—	36,724
Amortization of finance liability	—	—	—	—
Amortization of loan prepayment premium	200,000	—	—	200,000
Note payable interest accretion	68,140	—	—	68,140
Note receivable interest accretion	—	—	—	—
Right of use asset amortization	38,773	—	—	38,773
Fair market value adjustment for OML acquisition liabilities	—	—	—	—
Share-based compensation	312,646	—	—	312,646
Change in derivatives liabilities fair value	—	1,521,543	311,123	1,832,666
(Increase) decrease in:
Accounts and other related party receivables	6,739	—	—	6,739
Change in operating lease liability	(38,729)	—	—	(38,729)
Other assets	23,135	—	—	23,135
Accounts payable	4,633,450	—	—	4,633,450
Accrued expenses and other	3,378,543	(2,517,212)	—	861,331

NET CASH USED IN OPERATING ACTIVITIES	(1,724,423)	—	—	(1,724,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	(2,878)	—	—	(2,878)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,878)	—	—	(2,878)

	As Reported	Litigation Financing Adjustment	Other Adjustment	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	2,200,000	—	—	2,200,000
Payment of debt obligation	(186,777)	—	—	(186,777)
Repurchase of stock-based awards withheld for payment of withholding tax requirements	(454,360)	—	—	(454,360)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,558,863	—	—	1,558,863

NET INCREASE (DECREASE) IN CASH	(168,438)	—	—	(168,438)
CASH AT BEGINNING OF YEAR	2,274,751	—	—	2,274,751

CASH AT END OF YEAR	$2,106,313	$—	$—	$2,106,313

	As Reported	Litigation Financing Adjustment	Other Adjustment	As Restated
SUPPLEMENTARY INFORMATION:
Interest paid	$—	—	—	$—
Income taxes paid	$—	—	—	$—

	Statement of Cash Flows For the Six Months Ended June 30, 2022
	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(16,632,680)	$538,381	$(2,962,049)	$—	$(19,056,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment in unconsolidated entity	(594,975)	—	—	—	(594,975)
Depreciation	10,325	—	—	—	10,325
Financing fees amortization	73,448	—	—	—	73,448
Amortization of loan prepayment premium	300,000	—	—	—	300,000
Note payable interest accretion	140,153	—	—	—	140,153
Right of use asset amortization	78,522	—	—	—	78,522
Share-based compensation	731,498	—	—	—	731,498
Change in derivatives liabilities fair value	—	3,043,086	3,824,795	—	6,867,881
(Increase) decrease in:
Accounts and other related party receivables	(60,672)	—	—	—	(60,672)
Change in operating lease liability	(78,434)	—	—	—	(78,434)
Other assets	229,553	—	—	—	229,553
Accounts payable	6,336,234	—	—	—	6,336,234
Accrued expenses and other	6,716,044	(5,531,467)	—	—	1,184,577

NET CASH USED IN OPERATING ACTIVITIES	(2,750,984)	(1,950,000)	862,746	—	(3,838,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(312,399)	—	—	—	(312,399)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(312,399)	—	—	—	(312,399)

	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	2,200,000	—	—	—	2,200,000
Payment of debt obligation	(5,073,804)	—	—	—	(5,073,804)
Repurchase of stock-based awards withheld for payment of withholding tax	(524,263)	—	—	—	(524,263)
Offering cost paid on sale of common stock	(1,790,848)	—	1,087,254	—	(703,594)
Proceeds from sale of common stock	16,512,375	—	—	—	16,512,375
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,323,460	—	1,087,254	—	12,410,714

NET INCREASE (DECREASE) IN CASH	8,260,077	—	—	—	8,260,077
CASH AT BEGINNING OF YEAR	2,274,751	—	—	—	2,274,751

CASH AT END OF YEAR	$10,534,828	$—	$—	$—	$10,534,828

	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
SUPPLEMENTARY INFORMATION:
Interest paid	$—	—	—	—	—
Income taxes paid	$—	—	—	—	—

	Statement of Cash Flows For the Nine Months Ended September 30, 2022
	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(24,022,237)	$3,188,891	$(1,749,729)	$—	$(22,583,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment in unconsolidated entity	(893,058)	—	—	—	(893,058)
Depreciation	28,509	—	—	—	28,509
Financing fees amortization	110,172	—	—	—	110,172
Amortization of loan prepayment premium	300,000	—	—	—	300,000
Note payable interest accretion	216,286	—	—	—	216,286
Right of use asset amortization	119,276	—	—	(119,895)	(619)
Share-based compensation	1,025,283	—	—	—	1,025,283
Change in derivatives liabilities fair value	—	5,539,629	662,475	—	6,202,104
(Increase) decrease in:
Accounts and other related party receivables	(153,788)	—	—	—	(153,788)
Other assets	295,246	—	—	—	295,246
Accounts payable	6,301,005	—	—	—	6,301,005
Accrued expenses and other	10,641,134	(8,728,520)	—	—	1,912,614

NET CASH USED IN OPERATING ACTIVITIES	(6,032,172)	—	(1,087,254)	(119,895)	(7,239,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(316,823)	—	—	—	(316,823)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(316,823)	—	—	—	(316,823)

	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	2,200,000	—	—	—	2,200,000
Payment of operating lease liability	(119,895)	—	—	119,895	—
Payment of debt obligation	(5,361,560)	—	—	—	(5,361,560)
Repurchase of stock-based awards withheld for payment of withholding tax	(563,268)	—	—	—	(563,268)
Offering cost paid on sale of common stock	(1,810,800)	—	1,087,254	—	(723,546)
Proceeds from sale of common stock	16,512,375	—	—	—	16,512,375
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,856,852	—	1,087,254	119,895	12,064,001

NET INCREASE (DECREASE) IN CASH	4,507,857				4,507,857
CASH AT BEGINNING OF YEAR	2,274,751	—	—	—	2,274,751

CASH AT END OF YEAR	$6,782,608	$—	$—	$—	$6,782,608

	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
SUPPLEMENTARY INFORMATION:
Interest paid	$222,000	—	—	—	$222,000
Income taxes paid	$—	—	—	—	$—

	Consolidated Statement of Cash Flows For the Three Months Ended March 31, 2023
	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$14,365,091	$478,465	$4,732,403	$496,285	$20,072,244
Adjustments to reconcile net loss to net cash used in operating activities:
Investment in unconsolidated entity	(271,375)	—	—	—	(271,375)
Depreciation	143,647	—	—	—	143,647
Financing fees amortization	41,372	—	—	—	41,372
Note payable interest accretion	315,363	—	—	—	315,363
Note receivable interest accretion	(288,991)	—	—	—	(288,991)
Right of use asset amortization	57,322	—	—	—	57,322
Share-based compensation	122,339	—	—	—	122,339
(Gain) loss on debt extinguishment	(21,478,614)	—	—	—	(21,478,614)
Change in derivatives liabilities fair value	—	1,685,517	(4,732,403)	—	(3,046,886)
(Increase) decrease in:
Accounts and other related party receivables	7,498	—	—	—	7,498
Short-term notes receivable related party	(168,036)	—	—	—	(168,036)
Change in operating lease liability	(59,278)	—	—	—	(59,278)
Other assets	(124,276)	—	—	6,848	(117,428)
Accounts payable	(657,416)	—	—	—	(657,416)
Accrued expenses and other	4,507,406	(3,163,982)	—	—	1,343,424

NET CASH USED IN OPERATING ACTIVITIES	(3,487,948)	(1,000,000)	—	503,133	(3,984,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,326)	—	—	(503,133)	(508,459)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,326)	—	—	(503,133)	(508,459)

	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	13,515,100	—	—	—	13,515,100
Waiver fee paid	(1,000,000)	1,000,000	—	—	—
Offering cost paid on financing	(98,504)	—	—	—	(98,504)
Payment of debt obligation	(9,692,315)	—	—	—	(9,692,315)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,724,281	1,000,000	—	—	3,724,281

NET INCREASE (DECREASE) IN CASH	(768,993)	—	—	—	(768,993)
CASH AT BEGINNING OF YEAR	1,443,421	—	—	—	1,443,421

CASH AT END OF YEAR	$674,428	$—	$—	$—	$674,428

	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustments	As Restated
SUPPLEMENTARY INFORMATION:
Interest paid	$72,359	—	—	—	$72,359
Income taxes paid	$—	—	—	—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock	$1,000,000	—	—	—	$1,000,000
Warrants issued	$3,416,594	—	—	—	$3,416,594

	Consolidated Statement of Cash Flows For the Six Months Ended June 30, 2023
	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$6,326,042	$2,058,124	$3,655,522	$785,588	$12,825,276
Adjustments to reconcile net loss to net cash used in operating activities:
Investment in unconsolidated entity	(438,208)	—	—	—	(438,208)
Depreciation	289,511	—	—	—	289,511
Financing fees amortization	268,673	—	—	—	268,673
Amortization of loan prepayment premium	116,826	—	—	—	116,826
Note payable interest accretion	857,549	—	—	4,918	862,467
Note receivable interest accretion	(288,991)	—	—	—	(288,991)
Right of use asset amortization	86,917	—	—	—	86,917
Share-based compensation	372,831	—	—	—	372,831
Gain on debt extinguishment, net of note receivable write-off	(21,177,200)	—	—	—	(21,177,200)
(Gain) loss on debt extinguishment	—	—	—	—	—
Gain on sale of equipment	(40,000)	—	—	—	(40,000)
Beneficial conversion feature on convertible debt, interest expense	—	—	—	—	—
Change in derivatives liabilities fair value	—	3,371,033	(3,655,522)	—	(284,489)
(Increase) decrease in:
Accounts and other related party receivables	(997,642)	—	—	—	(997,642)
Short-term notes receivable related party	(176,501)	—	—	—	(176,501)
Change in operating lease liability	(89,852)	—	—	—	(89,852)
Other assets	(44,106)	—	—	10,327	(33,779)
Accounts payable	(1,056,107)	—	—	—	(1,056,107)
Accrued expenses and other	8,616,587	(6,429,157)	—	2,352	2,189,782

NET CASH USED IN OPERATING ACTIVITIES	(7,373,671)	(1,000,000)	—	803,185	(7,570,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	40,001	—	—	—	40,001
Purchase of property and equipment	(97,589)	—	—	(798,267)	(895,856)
Proceeds from related party	1,000,000	—	—	—	1,000,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	942,412	—	—	(798,267)	144,145

	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustment	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	15,067,746	—	—	—	15,067,746
Waiver fee paid	(1,000,000)	1,000,000	—	—	—
Offering cost paid on financing	(98,504)	—	—	—	(98,504)
Payment of debt obligation	(11,139,244)	—	—	—	(11,139,244)
Proceeds from sale leaseback financing, net	4,050,000	—	—	—	4,050,000
Payment on sale leaseback financing	(65,000)	—	—	—	(65,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,814,998	1,000,000	—	—	7,814,998

NET INCREASE (DECREASE) IN CASH	383,739	—	—	4,918	388,657
CASH AT BEGINNING OF YEAR	1,443,421	—	—	—	1,443,421

CASH AT END OF YEAR	$1,827,160	$—	$—	$4,918	$1,832,078

	As Reported	Litigation Financing Adjustment	2022 Warrants Adjustment	Other Adjustment	As Restated
SUPPLEMENTARY INFORMATION:
Interest paid	$134,717	—	—	—	$134,717
Income taxes paid	$—	—	—	—	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock	$1,000,000	—	—	—	$1,000,000
Warrants issued	$3,536,154	—	—	—	$3,536,154

Consolidated Statement of Cash flows For the Nine Months ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$6,772,417
Adjustments to reconcile net loss to net cash used in operating activities:
Investment in unconsolidated entity	(628,907)
Depreciation	236,192
Financing fees amortization	502,729
Amortization of finance liability	274,152
Amortization of deferred discount	1,412,726
Note payable interest accretion	963,596
Note receivable interest accretion	(288,991)
Note payable interest paid in kind	468,891
Right of use asset amortization	132,085
Share-based compensation	538,900
Loss on equity method investment	190,000
Gain on debt extinguishment, net of note receivable write-off	(21,177,200)
Gain on sale of equipment	(40,000)
Change in derivatives liabilities fair value	1,574,658
(Increase) decrease in:
Accounts and other related party receivables	(3,087)
Short-term notes receivable related party	514,294
Change in operating lease liability	(137,259)
Other assets	212,843
Accounts payable	(1,005,903)
Accrued expenses and other	746,040

NET CASH USED IN OPERATING ACTIVITIES	(8,741,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	323,103
Purchase of property and equipment	(578,554)
Cash paid for investment in unconsolidated entity	(1,000,000)
Proceeds from related party	1,000,000
Gain on sale of entity	(174,106)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(429,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale leaseback financing, net	4,050,000
Payment on saleleaseback financing	(235,000)
Debt proceeds	15,415,000
Repayment of debt obligations	(11,379,677)
Proceeds from warrants exercised	303,349
Warrants issued	184,601
Offering costs paid on financing	(98,504)
Proceeds from sale of common stock	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,239,769

NET INCREASE (DECREASE) IN CASH	(931,612)
CASH AT BEGINNING OF YEAR	1,443,421

CASH AT END OF YEAR	$511,809

SUPPLEMENTARY INFORMATION:
Interest paid	$86,687
Income taxes paid	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock	$1,000,000
Warrants issued	$3,742,362
Non-cash contribution of Investment in Odyssey Retriever, Inc. for equity interest in Ocean Minerals, LLC	$2,735,000
Ocean Minerals, LLC acquisition liabilities	$5,719,834
Accrued expenses converted to equity	$—
Non-cash financing related to litigation financing	$4,633

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBITS INDEX

Exhibit Number		Description

3.1		Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.3		Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.4		Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5		Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.6		Certificate of Withdrawal filed with the Nevada Secretary of State on June 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed July 6, 2016)

3.7		Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

4.1		Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed November 2, 2018)

4.2		Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

4.3		Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

4.4		Form of Amended and Restated Warrant to Purchase Common Stock

10.1	*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.2	*	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.3	*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

10.4		Stock Purchase Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 13, 2015)

10.5		Promissory Note dated March 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 13, 2015)

10.6		Pledge Agreement dated March 11, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 13, 2015)

10.7		Amendment No. 1 to Stock Purchase Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 15, 2015)

10.8		Amendment No. 1 to Promissory Note dated April 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 15, 2015)

10.9		Amendment No. 1 to Pledge Agreement dated April 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated April 15, 2015)

10.10		Amendment No. 2 to Promissory Note dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 5, 2015)

10.11	Convertible Promissory Note dated March 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2016)

10.12	Loan and Security Agreement dated April 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 21, 2016)

10.13	Convertible Promissory Note dated April 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 21, 2016)

10.14	Note Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 15, 2017)

10.15	Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 15, 2017)

10.16	Second Amended and Restated Convertible Promissory Note dated August 10, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed August 15, 2017)

10.17	Second Amended and Restated Waiver and Consent and Amendment No. 5 to Promissory Note and Amendment No. 2 to Stock Purchase Agreement dated August 10, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed August 15, 2017)

10.18	Share Purchase Agreement dated April 9, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed July 26, 2019)

10.19	Second Amended and Restated International Claims Enforcement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 22, 2020)

10.20	Second Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2019)

10.21	Note and Loan Agreement dated April 16, 2020 between Odyssey Marine Exploration, Inc. and Fifth Third Bancorp (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 22, 2020)

10.22	Loan Authorization, Note and Security Agreement dated May 16, 2020 and executed on June 26, 2020 between Odyssey Marine Exploration, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 30, 2020)

10.23	Third Amendment to Note and Warrant Purchase Agreement and Note and Warrant Modification Agreement dated August 14, 2020 among Odyssey Marine Exploration, Inc. and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 20, 2020)

10.24	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.25	Form of Warrant to Purchase Common Stock issued by Odyssey Marine Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 20, 2020)

10.26	Form of Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed August 25, 2020)

10.27	Third Amended and Restated International Claims Enforcement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 17, 2021)

10.28	Termination and Settlement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed October 5, 2021)

10.29	Form of Subscription Agreement between the Company and each investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 10, 2022)

10.30	Form of Warrant Agreement between the Company and each investor named therein (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed June 10, 2022)

10.31	Note and Warrant Purchase Agreement dated March 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 10, 2023)

10.32	Promissory Note dated March 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed March 10, 2023)

10.33	Warrant to Purchase Common Stock dated March 6, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed March 10, 2023)

10.34	Registration Rights Agreement dated March 6, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed March 10, 2023)

10.35	Settlement, Release and Termination Agreement dated March 3, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed March 10, 2023)

10.36	Unit Purchase Agreement, dated June 4, 2023, among Odyssey Marine Exploration, Inc., Odyssey Minerals Cayman Limited, and Ocean Minerals, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 5, 2023)

10.37	Form of Equity Exchange Agreement among Odyssey Marine Exploration, Inc. and the members of Ocean Minerals, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed June 5, 2023)

10.38	Form of Contribution Agreement among Odyssey Marine Exploration, Inc., Odyssey Minerals Cayman Limited, and Ocean Minerals, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed June 5, 2023)

10.39	Note and Warrant Purchase Agreement dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed December 4, 2023)

10.40	Form of Promissory Note dated December 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed December 4, 2023)

10.41	Form of Tranche I Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed December 4, 2023)

10.42	Form of Tranche II Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed December 4, 2023)

10.43	Registration Rights Agreement dated December 1, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed December 4, 2023)

21.1	Subsidiaries of the Registrant (filed herewith electronically)

23.1	Consent of Grant Thornton LLP, Independent Accountants (filed herewith electronically)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith electronically)

101.1	Inline XBRL taxonomy Extension Schema with embedded Linkbase documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: May 17, 2024	By:	/S/ Mark D. Gordon
Chief Executive Officer Principal Executive Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ Mark D. Gordon	Chief Executive Officer (Principal	May 17, 2024
Mark D. Gordon	Executive Officer and Principal Financial Officer) and Chairman of the Board

/S/ John D. Longley	President and Chief Operating Officer	May 17, 2024
John D. Longley

/S/ Jon D. Sawyer	Director	May 17, 2024
Jon D. Sawyer

/S/ Todd E. Siegel	Director	May 17, 2024
Todd E. Siegel

/S/ Mark B. Justh	Lead Director	May 17, 2024
Mark B. Justh

109