Form 10-Q
period 2024-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2024-05-20
CIK 798528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024.
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
12b-2
of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒	Smaller reporting company:	☒

		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):
Yes ☐   No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 1, 2024 was 20,431,126.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,078,055	$4,021,720
Accounts and other related party receivables	59,126	110,320
Other current assets	587,834	743,439

Total current assets	2,725,015	4,875,479

NON-CURRENT ASSETS
Investment in unconsolidated entities	9,057,563	9,001,646
Option to purchase equity securities in related party	6,312,302	6,373,402
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	609,431	524,656
Right of use - operating leases	73,950	121,568
Other non-current assets	34,295	34,295

Total non-current assets	17,908,792	17,876,818

Total assets	$20,633,807	$22,752,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,298,533	$345,378
Accrued expenses	9,381,812	8,493,358
Operating lease liability, current portion	78,497	129,140
Forward contract liability	1,446,796	1,446,796
Put option liability	4,384,777	5,637,162
Loans payable, current portion	16,306,076	15,413,894

Total current liabilities	32,896,491	31,465,728

LONG-TERM LIABILITIES
Loans payable	8,415,218	7,903,074
Warrant liabilities	16,733,568	15,792,385
Litigation financing and other	53,028,677	52,817,938
Deferred contract liability	618,606	679,706

Total long-term liabilities	78,796,069	77,193,103

Total liabilities	111,692,560	108,658,831

Commitments and contingencies ( NOTE 9 )
STOCKHOLDERS’ DEFICIT
Preferred stock - $.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock - $.0001 par value; 75,000,000 shares authorized; 20,428,173 and 20,420,896 issued and outstanding	2,043	2,042
Additional paid-in capital	257,542,998	263,616,186
Accumulated deficit	(292,598,933)	(296,096,957)

Total stockholders’ deficit before non-controlling interest	(35,053,892)	(32,478,729)
Non-controlling interest	(56,004,861)	(53,427,805)

Total stockholders’ deficit	(91,058,753)	(85,906,534)

Total liabilities and stockholders’ deficit	$20,633,807	$22,752,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31, 2024	March 31, 2023
		(As restated)
REVENUE

Marine services	$203,064	$271,375
Operating and other	—	17,364

Total revenue	203,064	288,739

OPERATING EXPENSES
Marketing, general and administrative	4,034,527	1,815,923
Operations and research	885,667	1,284,729

Total operating expenses	4,920,194	3,100,652

LOSS FROM OPERATIONS	(4,717,130)	(2,811,913)
OTHER INCOME (EXPENSE)
Interest income	409	388,532
Interest expense	(1,819,994)	(706,522)
Loss on equity method investment	(213,946)	—
Change in derivatives liabilities fair value	7,854,902	3,046,886
Gain on debt extinguishment	—	21,478,614
Other	(183,273)	(1,323,353)

Total other income (expense)	5,638,098	22,884,157

INCOME/(LOSS) BEFORE INCOME TAXES	920,968	20,072,244
Income tax benefit	—	—

NET INCOME / (LOSS)	920,968	20,072,244
Net loss attributable to non-controlling interest	2,577,056	2,235,443

NET INCOME / (LOSS) attributable to Odyssey Marine Exploration, Inc.	$3,498,024	$22,307,687

NET INCOME / (LOSS) PER SHARE
Basic (See Note 2)	$0.17	$1.13

Diluted (See Note 2)	$(0.18)	$1.12

Weighted average number of common shares outstanding
Basic	20,425,934	19,666,459

Diluted	26,658,100	19,878,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT - Unaudited

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2023	$2,042	$263,616,186	$(296,096,957)	$(53,427,805)	$(85,906,534)
Share-based compensation	1	1,462,747	—	—	1,462,748
Cancellation of stock awards for payment of withholding tax requirements		(16,398)			(16,398)
Director fees settled with stock options	—	234,900	—	—	234,900
Fair value of warrants classified as liabilities	—	(7,754,437)	—	—	(7,754,437)
Net income (loss)	—	—	3,498,024	(2,577,056)	920,968

Balance at March 31, 2024	$2,043	$257,542,998	$(292,598,933)	$(56,004,861)	$(91,058,753)

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2022 (As restated)	$1,954	$256,963,264	$(301,442,776)	$(44,197,384)	$(88,674,942)
Share-based compensation	5	309,584	—	—	309,589
Common stock issued for debt extinguishment	30	999,970	—	—	1,000,000
Fair value of warrants issued	—	3,416,594	—	—	3,416,594
Net income / (loss)	—	—	22,307,687	(2,235,443)	20,072,244

Balance at March 31, 2023 (As restated)	$1,989	$261,689,412	$(279,135,089)	$(46,432,827)	$(63,876,515)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31, 2024	March 31, 2023
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income / (loss)	$920,968	$20,072,244
Adjustments to reconcile net income to net cash used in operating activities:
Services provided to unconsolidated entities	(203,064)	(271,375)
Depreciation	19,168	143,647
Financing fees amortization	27,145	41,372
Amortization of finance liability	66,939	—
Amortization of deferred discount	1,014,649
Note payable interest accretion	418,796	315,363
Note payable interest paid in kind	449,723
Note receivable interest accretion	—	(288,991)
Right of use asset amortization	47,618	57,322
Share-based compensation	1,462,747	122,339
Loss on equity method investment	213,945	—
Gain on debt extinguishment	—	(21,478,614)
Change in derivatives fair value	(7,854,902)	(3,046,886)
Director compensation paid with share-based instruments	156,150	—
(Increase) decrease in:
Accounts and other related party receivables	(15,604)	7,498
Short-term notes receivable related party		(168,036)
Change in operating lease liability	(50,642)	(59,278)
Other assets	155,604	(117,428)
Accounts payable	953,159	(657,416)
Accrued expenses and other	548,407	1,343,424

NET CASH USED IN OPERATING ACTIVITIES	(1,669,194)	(3,984,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(103,943)	(508,459)

NET CASH USED IN INVESTING ACTIVITIES	(103,943)	(508,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	—	13,515,100
Offering cost paid on financing	—	(98,504)
Payment of debt obligation	(154,130)	(9,692,315)
Cancellation of stock awards for payment of withholding tax requirements	(16,398)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(170,528)	3,724,281

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,943,665)	(768,993)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,021,720	1,443,421

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,078,055	$674,428

SUPPLEMENTARY INFORMATION:
Interest paid	$171,076	$72,359
Income taxes paid	$—	$—
ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited - Continued

	Three Months Ended
	March 31, 2024		March 31, 2023
			(As restated)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock		$—	$1,000,000
Conversion of paid-in-kind (PIK) accrued interest into debt principal	$		$—
Warrants issued		$—	$3,416,594

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
for the year ended December 31, 2023.
In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2024 and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year.
Going Concern Consideration
We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from contracted services, collecting on amounts owed to us.
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
On May 3, 2024, we received a payment of approximately $9.4 million arising from a residual economic interest in a salvaged shipwreck. The balance of the proceeds from the December 2023 Notes and a portion of the proceeds received in May 2024
, together with other anticipated cash inflows, are expected to provide operating funds through at least the third quarter of 2024
.
Our consolidated
non-restricted
cash balance at March 31, 2024 was $2.1 million. We have a working capital deficit at March 31, 2024 of $30.1 million. The total consolidated book value of our assets was approximately $20.6 million at March 31, 2024, which includes cash of $2.1 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, both domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through
Non-controlling interests in
the consolidated balance sheets and Net income (loss) attributable to redeemable non-controlling interests in
the consolidated statements of operations. The results of operations attributable to the non-controlling
interest are presented within equity and net income (loss) and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing inter-company balances, which are eliminated upon consolidation, include features allowing the liabilities of Exploraciones Oceánicas S. de R.L. de CV (“ExO”) and Oceanica Resources, S. de R.L. (“Oceanica”), majority owned subsidiaries of the company, to be converted into additional equity of a subsidiary, which, if exercised, could increase the Company’s direct or indirect interest in the non-wholly
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
Accounts receivable are based on amounts billed to customers. We evaluate our accounts and notes receivable to estimate an allowance for credit losses over the remaining life of the financial instrument. The remaining life of our financial assets is determined by considering contractual terms among other factors. We estimate an allowance for credit losses based on ongoing evaluations of the accounts and notes receivable, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Credit losses are charged-off
against the allowance when we believe the uncollectibility of the financial asset is confirmed. Subsequent recoveries, if any, are credited to the allowance once received. A credit loss expense, or benefit, is recorded as Other expense in the Statement of Operations in an amount necessary to adjust the allowance for credit losses to our estimate as of the end of each reporting period. At December 31, 2023 and 2022 we determined no allowance was necessary. If we were to have a recorded allowance, the accounts receivable would be stated net of the recorded allowance
.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash in banks. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Bismarck Exploration License
The Company follows the guidance pursuant to ASC 350, “
Intangibles-Goodwill and Other
” (ASC topic 350”) in accounting for its Bismarck Exploration License. Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The Company was notified in November 2023 that the 2022 exploration license renewal application was approved. The Bismarck Exploration License is not dependent on another asset or group of assets that could potentially limit the useful life of the Bismarck Exploration License. We test the Bismarck Exploration License for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance of the ASC topic 350. We did not have any impairments for the three months ended March 31, 2024 and 2023, respectively.
Derivative Financial Instruments
From time to time, we may enter into a financial instrument that may contain a derivative. In evaluating the fair value of derivative financial instruments, there are numerous assumptions management must make that may influence the valuation of the derivatives that would be included in the financial statements.
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
As discussed in NOTE 10 Loans Payable and

NOTE 12 Fair Value Financial Instruments to the consolidated financial statements, we have certain Litigation Financing with detachable warrants, warrant liabilities and an embedded derivative related to the 37N Note (as defined in NOTE 10) on the consolidated balance sheets at March 31, 2024 and December 31, 2023 that are considered derivative financial instruments.
The terms of the Litigation Financing agreement involved numerous amendments, significant non-cash
financing, issuance of warrants, and issuance costs requiring judgment of the facts and circumstances, in particular with respect to the determination of the fair value of the derivative. The fair value of the derivative was based on management’s good-faith estimates of the potential outcomes of the NAFTA case, the potential outcomes conditional on Odyssey winning arbitration, amounts funded and the potential repayment date.
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
The 2022 Warrant, the December 2023 Warrant and the reclassified March 2023 Warrant were determined to meet the definition of derivative liability and the fair value was estimated using a Black-Scholes valuation model.

The 37N Note was determined to include an embedded derivative liability related to the share
settled redemption feature of the Note in accordance with ASC 815. The embedded derivative fair value is determined using the with-and-without
valuation method.
Investment in Unconsolidated Entities
As discussed in NOTE 6 Investment in Unconsolidated Entities, the Company has cost basis method investments and equity method investments with related parties. We account for the investments we make in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. The Company has entered into agreements with a certain related parties that required analysis of ASC
810-10
to determine if the investment is considered a variable interest entity (“VIE”). If the investment is determined to be a VIE, then the Company evaluates whether it is considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the VIE. We determine whether any of the entities in which we have made investments is a VIE at the start of each new venture and if a reconsideration event has occurred. At such times, we also consider whether we must consolidate a VIE and/or disclose information about our involvement in a VIE. This analysis required judgment and review of the facts and circumstance to determine the proper accounting for the cost and equity method investments. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. For investments in VIEs in which the Company is considered the primary beneficiary, the assets, liabilities and results of operations of the VIE are included in the Company’s consolidated financial statements. As of March 31, 2024 and 2023, there were no VIEs for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually.
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
Any impairment losses are included in depreciation at the time of impairment. We did not have any impairments for the three months ended March 31, 2024 or 2023.
Earnings Per Share
Basic earnings per share (“EPS”) has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share, and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options, restricted stock units and warrants and use the if-converted
method to compute potential common shares from preferred stock, convertible notes or other convertible securities.
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

	Three Months Ended
	March 31, 2024	March 31, 2023
		(As restated)

Average market price during the period	$4.44	$3.21
Option awards	1,529,824	848,118
Unvested restricted stock awards	10,087	13,547
Convertible notes	146,482	11,858,244
Common Stock Warrant related	951,148	6,918,729
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31, 2024	March 31, 2023
		(As restated)

Net income (loss) attributable to Odyssey Marine Exploration, Inc.	$3,498,024	$22,307,687

Numerator:
Basic net income (loss) available to stockholders	$3,498,024	$22,307,687
Fair value change in debt instruments	(1,617,819)	—
Fair value change in warrants	(6,798,430)	—
Interest expense related to convertible debt	—	3,562

Diluted net income (loss) available to stockholders	$(4,918,225)	$22,311,249

Denominator:
Weighted average common shares outstanding – Basic	20,425,934	19,666,459
Dilutive effect of options	—	4,399
Dilutive effect of restricted stock awards	—	170,681
Dilutive effect of warrants	1,909,565	—
Dilutive effect of convertible instruments	4,322,601	37,005

Weighted average common shares outstanding – Diluted	26,658,100	19,878,544

Net (loss) income per share – basic	$0.17	$1.13

Net (loss) income per share – diluted	$(0.18)	$1.12

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
Stock-based Compensation
Our stock-based compensation is recorded in accordance with the guidance in the ASC Topic 718 for Stock-Based Compensation (see
NOTE
3 Stockholders’ Equity/(Deficit)). All share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The expense is determined on a straight-line basis over the requisite service period for the entire award. The amount of compensation costs recognized at any date is to be at least equal to the portion of grant-date value of the award that is vested at that date. For performance-based share awards, the Company recognizes expense when it is determined the performance criteria are probable of being met. The probability of vesting is reassessed at each reporting date and compensation cost is adjusted using a cumulative catch-up
adjustment. Forfeitures are recognized in compensation cost when they occur. Benefits or deficiencies of tax deductions in excess of recognized compensation costs are reported within operating cash flows.
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
The following tables summarize our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total Balance
Liabilities:
37N Note embedded derivative	$—	$—	$336,857	$336,857
Put option liability	—	—	4,384,777	4,384,777
Litigation financing	—	—	52,691,820	52,691,820
Warrant liabilities issued with debt (December 2023 Warrants)	—	—	2,268,472	2,268,472
Warrant liabilities issued with equity (2022 Warrants)	—	—	9,202,078	9,202,078

March 2023 note warrants	—	—	5,263,018	5,263,018

Total of fair valued liabilities	$—	$—	$74,147,022	$74,147,022

	December 31, 2023
	Level 1	Level 2	Level 3	Total Balance
Liabilities:
37N Note embedded derivative	$—	$—	$702,291	$702,291
Put option liability	—	—	5,637,162	5,637,162
Litigation financing	—	—	52,115,647	52,115,647
Warrant liabilities issued with debt (December 2023 Warrants)	—	—	2,392,563	2,392,563
Warrant liabilities issued with equity (2022 Warrants)	—	—	13,399,822	13,399,822

Total of fair valued liabilities	$—	$—	$74,247,485	$74,247,485

At March 31, 2024 the Company recorded the 37N Note measured at fair value, Level 3, for which the valuation techniques used to measure the fair value of the Company’s debt instruments are generally based on observable inputs other than quoted prices in active market. The OML equity exchange agreement, Put option liability (the “Put Option”), and Litigation financing are measured at fair value, Level 3. The OML Put Option valuation was based on expected timing and likelihood of completing the subsequent closings, the exercise period of the equity exchange agreement, share price and volatility. The Litigation Financing valuation was based on the following assumptions: amounts funded by the Funder, the corresponding IRR calculation, applicable percentage applicable to the recovery percentage calculation and managements good-faith estimates for estimated outcome probabilities and estimated debt repayment dates. The fair value of 2022 Warrant and the Dec 2023 Warrant are measured at fair value, Level 3, using a Black-Scholes valuation model. The assumptions used in this model included the use key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on our historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

Change in our Level 3 fair value measurements were as follows:

	March 2023 note warrants	37N Note embedded derivative	Put option liability	Litigation financing	Warrant liabilities issued with debt (December 2023 warrants)	Warrant liabilities issued with equity (2022 warrants)	Total
Year ended December 31, 2023	—	702,291	5,637,162	52,115,647	2,392,563	13,399,822	74,247,485

Change in fair value	(2,491,420)	(365,434)	(1,252,385)	576,173	(124,091)	(4,197,744)	(7,854,901)
Classification of warrant as liability	7,754,438	—	—	—	—	—	7,754,438

Three months ended March 31, 2024	5,263,018	336,857	4,384,777	52,691,820	2,268,472	9,202,078	74,147,022

Year ended December 31, 2022 As restated	—	—	—	45,368,948	—	13,602,467	58,971,415

Change in fair value	—	—	—	1,685,517	—	(4,732,403)	(3,046,886)

Other	—	—	—	2,528	—	—	2,528

Three months ended March 31, 2023 (As restated)	—	—	—	47,056,993	—	8.870.064	55,927,057

Additional information about the Litigation Financing liability, the 2022 Warrant, the December 2023 Warrants and the March 2023 Warrant is included in NOTE 10 Loan Payable and NOTE 12 Fair Value Financial Instruments
.
NOTE 3 – ACCOUNTS AND OTHER RELATED PARTY RECEIVABLES
Our accounts and other related party receivables consist of the following:

	March 31, 2024	December 31, 2023
Related party (see Notes 5 and 6)	$59,097	$46,394
Other	29	63,926

Total accounts and other related party receivables	$59,126	$110,320

NOTE 4 – OTHER CURRENT ASSETS
Our other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid Assets	$572,268	$608,353
Other prepaid assets	—	119,820

Deposits	15,566	15,266

Total other current assets	$587,834	$743,439

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.
NOTE 5 – RELATED PARTY TRANSACTIONS
CIC Limited
We currently provide services to and own approximately 15.08% of the equity interests in
CIC Limited (“CIC”),
a
deep-sea
mineral exploration company. Odyssey’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.5% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules and Odyssey’s board of directors has formed a special committee to address any matters relating to CIC. We are providing services to CIC in accordance with the terms of a Services Agreement pursuant to which Odyssey provides certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea
mineral related services on a cost-plus profit basis and is compensated for these services with a combination of cash and equity in CIC. During the three months ended March 31, 2024 and 2023, we invoiced CIC a total of $133,166 and $271,375, respectively, recorded in Marine services in our consolidated statements of operations, which was for technical services. We have the option to accept equity in payment of the amounts due from CIC in lieu of cash.

Ocean Minerals, LLC
We also provide services to
Ocean Minerals, LLC (“OML”),
a
deep-sea
mineral exploration company in which we hold approximately 6.6%
of the equity interests (see Note 6 Investment in Unconsolidated Entities). We are providing these services to OML pursuant to the Contribution Agreement that provides for deep-sea mineral related services on a cost-plus profit basis and will be compensated for these services with equity in OML. See Note 6 Investment in Unconsolidated Entities for amounts we invoiced OML during the three months ended March 31, 2024 and 2023.
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
Notes”) issued and/or guaranteed by our majority-owned subsidiaries, ExO and Oceanica
,
in the aggregate principal amount of approximately $23 million, which was advanced to ExO and Oceanica to fund working capital, exploration and legal expenses. In addition, Odyssey provides management and administrative services to ExO and funds ExO’s ongoing administrative expenses pursuant to a services agreement in exchange for a recurring monthly fee and reimbursement of funded amounts. Certain of Odyssey’s former and current directors and officers are also directors or officers of ExO and Oceanica. The Oceanica-ExO Notes and outstanding receivables under the management and services agreement accrue interest at 18% per annum. As of March 31, 2024, the aggregate outstanding amount of the
Oceanica-ExO
Notes with accrued interest was approximately $109 million, and the aggregate receivable pursuant to the management and services agreement was approximately $856,000. As of December 31, 2023, the aggregate outstanding amount of the
Oceanica-ExO
Notes with accrued interest was approximately $105 million, and the aggregate receivable pursuant to the management and services agreement was approximately $675,000.
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

•
FourWorld purchased a portion of the March 2023 Note in the principal amount of $
1.08
 million and March 200Warrants to purchase
285,715
shares of our Common Stock on March 6, 2023, for an aggregate purchase price of $
1.08
 million. Interest at the rate of
11
% had accrued and was capitalized with respect to the March 2023 Note as of December 31, 2023, in the amount of $
31,866
for the note held by FourWorld. As of December 31, 2023, FourWorld held March 2023 Warrants to purchase
285,715
shares of our Common Stock.

•
Two Seas purchased a portion of the March 2023 Note in the principal amount of $
2,300,641
and March 2023 Warrants to purchase
608,635
shares of our Common Stock on March 6, 2023, for an aggregate purchase price of $
2,300,641
; and a portion of the March 2023 Note in the principal amount of $
449,359
and Warrants to purchase
118,878
shares of our Common Stock on September 22, 2023, for an aggregate purchase price of $
449,359
. Interest at the rate of
11
% had accrued and was capitalized with respect to the March 2023 Note as of December 31, 2023, in the amount of $
80,374
for the note held by Two Seas. As of December 31, 2023, Two Seas held March 2023 Warrants to purchase
608,635
shares of our Common Stock.

•
Greywolf purchased a portion of the March 2023 Note in the principal amount of $
7.0
 million and March 2023 Warrants to purchase
1,851,852
shares of our Common Stock for an aggregate purchase price of $
7.0
 million.
No
principal amount was repaid during fiscal year 2023. Interest at the rate of
11
% had accrued and was capitalized with respect to the March 2023 Note as of December 31, 2023, in the amount of $
206,539
for the note held by Greywolf. As of December 31, 2023, Greywolf held March 2023 Warrants to purchase
1,851,852
shares of our Common Stock, each at an exercise price of $
3.78
per share.

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement, in which FourWorld, Two Seas and Greywolf participated. No principal amount was repaid during fiscal year 2023.

•
FourWorld purchased a December 2023 Note in the principal amount of $
500,000
and December 2023 Warrants to purchase
135,278
shares of our Common Stock for an aggregate purchase price of $
500,000
. Interest at the rate of
11
% had accrued and was capitalized with respect to the December 2023 Notes as of December 31, 2023, in the amount of $
4,671
for the note held by FourWorld. As of December 31, 2023, FourWorld held December 2023 Warrants to purchase
117,648
shares of our Common Stock at an exercise price of $
4.25
per share and December 2023 Warrants to purchase
17,630
shares of our Common Stock at an exercise price of $
7.09
per share.

•
Two Seas funds purchased a December 2023 Note in the principal amount of $
2.0
 million and December 2023 Warrants to purchase
541,109
shares of our Common Stock for an aggregate purchase price of $
2.0
 million. Interest at the rate of
11
% had accrued and was capitalized with respect to the December 2023 Notes as of December 31, 2023, in the amount of $
18,871
for the note held by Two Seas. As of December 31, 2023, Two Seas held December 2023 Warrants to purchase
470,589
shares of our Common Stock at an exercise price of $
4.25
per share and December 2023 Warrants to purchase
70,523
shares of our Common Stock at an exercise price of $
7.09
per share.

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
NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	March 31, 2024	December 31, 2023
CIC Limited	$4,647,483	$4,514,618
Chatham Rock Phosphate, Limited	—	—
Neptune Minerals, Inc.	—	—
Ocean Minerals, LLC	4,410,080	4,487,028

Investment in unconsolidated entities	$9,057,563	$9,001,646

Neptune Minerals, Inc. (“NMI”)
We have an ownership interest of approximately 14% in Neptune Minerals, Inc. (“NMI”). We currently apply the cost method of accounting for this investment. Previously, when we accounted for this investment using the equity method of accounting, we accumulated and did not recognize $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero
as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. If we recognize value on our balance sheet for any future incremental NMI investment, we would expect to allocate the loss carryforward of $21.3 million to that investment because the loss occurred when we accounted for NMI ownership as an equity-method investment.

Chatham Rock Phosphate, Limited.
We have approximately a 1% ownership in Chatham Rock Phosphate, Limited (“CRPL”). We record our investment under the cost method. During 2012, we performed deep-sea
mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $
1,680,000
. As payment for these services, CRP issued
9,320,348
ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now CRPL. In exchange for our
9,320,348
shares of CRP, we received
141,884
shares of CPRL, which represents equity ownership of, at most, approximately
1
% of the surviving entity with
zero
value. We continue to carry the value of our investment in CPRL at zero
in our consolidated financial statements.
CIC Limited
Due to the structure of CIC, we determined this venture to be a variable interest entity (“VIE”) consistent with ASC 810. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. We record our investment under the cost method as this company is incorporated and we have determined we do not exercise significant influence over the entity. We provide services to CIC (see NOTE 5 Related Party Transactions). We assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. We reviewed the following items to assist in determining CIC’s composition:

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

Ocean Minerals, LLC
On June 4, 2023, Odyssey, Odyssey Minerals Cayman Limited, a wholly owned subsidiary of Odyssey (the “Purchaser”), and OML entered into a Unit Purchase Agreement (as amended on July 1, 2023, October 3, 2023 and October 17, 2023, the “OML Purchase Agreement”) pursuant to which the Purchaser agreed to purchase, and OML agreed to issue and sell to the Purchaser, an aggregate of
733,497
membership interest units of OML (the “Purchased Units”) for a total purchase price of $
15.0
 million. After giving effect to the issuance and sale of all the Purchased Units, the Purchased Units represented approximately
15.0
% of the issued and outstanding membership interest units of OML (based upon the number of membership interest units outstanding on June 1, 2023).
At March 31, 2024 and December 31, 2023, Odyssey owned approximately
6.6
% and
6.3
%, respectively, of the issued and outstanding membership interest units of Ocean Minerals, LLC (“OML”). The Company determined that OML is a VIE as it does not have sufficient equity at-risk
to permit OML to finance its activities without additional subordinated financial support. However, as Odyssey’s lack of power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method.

The initial closing with respect to the Purchased Units occurred on July 3, 2023, on which date OML issued
293,399
of the Purchased Units to the Purchaser in exchange for (a) a payment of $
1.0
 million in cash by the Purchaser to OML and (b) Odyssey’s transfer to OML of all the outstanding shares of Odyssey Retriever, Inc. (“ORI”), a wholly owned subsidiary of Odyssey, with an estimated fair value of $
3.3
 million. Pursuant to the OML Purchase Agreement, in one or more closings to be held no later than June 28, 2024, OML will issue an additional
195,599
of the Purchased Units to the Purchaser for an aggregate purchase price of $
4.0
 million cash paid to OML. The OML Purchase Agreement provides that a final closing with respect to the Purchased Units will occur on the earlier of (x) the date that is 30 days after OML notifies that it has received (and provided a copy to Odyssey of) a specified resource report providing an indicated resource estimate for the area covered by OML’s exploration license or (y) the first anniversary of the initial closing. At the final closing, OML will issue an additional
244,499
of the Purchased Units to the Purchaser for an aggregate purchase price of $
5.0
 million cash paid to OML.
Equity Exchange Agreement
In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Exchange Agreement”) pursuant to which such members of OML have the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s common stock, exercisable at any time and from time to time during the period beginning on the six-month
anniversary of the date of the Exchange Agreement and ending on the date that is the earliest of (a) the date on which a dissolution event occurs with respect to OML, (b) the date on which a material adverse effect occurs with respect to OML, and (c) the date that is 18 months after the date of the Exchange Agreement. If a member of OML elects to exchange membership interest units of OML for shares of Odyssey’s common stock, the number of shares of Odyssey’s common stock such member will receive will equal the product of (x) the number of membership interest units such member desires to exchange, multiplied by (y) a fraction, the numerator of which is the per unit value of the membership interest units and the denominator of which is the per share value of the shares of Odyssey’s common stock, in each case determined pursuant to the Exchange Agreement. Under the terms of the Exchange Agreement, the per unit value of the membership interest units means the greater of $
20.45
and the purchase price per membership interest unit paid in the most recent sale of membership interest units by OML, and the per share value of the shares of Odyssey’s common stock means the greater of the “Minimum Price,” as defined in Nasdaq Rule 5635(d), and the five-day
volume-weighted average price per share of the common stock.
Notwithstanding anything in the Exchange Agreement to the contrary, the aggregate maximum number of shares of Odyssey’s common stock that may be issued under the Exchange Agreement will not (a) exceed
19.9
% of the number of outstanding shares of Odyssey’s common stock immediately prior to the date of the Exchange Agreement, (b) exceed
19.9
% of the combined voting power of the outstanding voting securities of Odyssey immediately prior to the date of the Exchange Agreement, or (c) otherwise exceed such number of shares of Odyssey’s common stock that would violate applicable listing rules of the Nasdaq Capital Market.
The Equity Exchange Agreement is a liability within the scope of ASC 480 that is initially measured at fair value and will be included within the initial consideration transferred. Subsequently, changes in the fair value of the liability will be recognized in earnings and not as an adjustment to the cost basis of the Company’s investment in OML.
Contribution Agreement
In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey, the Purchaser, and OML also entered into a Contribution Agreement pursuant to which additional membership interest units of OML may be issued to the Purchaser in consideration of the contribution to OML by Odyssey from time to time of certain property or other assets and services with an aggregate value of up to $
10.0
 million. We concluded that the Contribution Agreement is within the scope of ASC 606, as the services provided are within Odyssey’s ordinary activities, and OML is therefore, considered a customer of Odyssey.

Equity Method of Accounting
The Company has determined that OML operates more like a partnership, and as the Company holds more than
3
%—
5
% and has greater than virtually no influence over OML, the investment is within the scope of ASC 323, Investments – Equity and Joint Ventures. Odyssey applied the equity method investment accounting for its interest in OML, starting on July 3, 2023. As a result, OML is considered a related party. The Company further concluded that the initial closing consideration transferred is $
10.3
 million, and includes the cash amount paid, the fair value of the contribution of ORI, the fair value of the second and third closings and Equity Exchange Agreement, and acquisition costs. Furthermore, the total consideration transferred is allocated to the different components identified in the OML Purchase Agreement based on their closing date fair value, including, (1) the Initial OML Units, (2) the Second OML Units option, (3) the Third OML Units option and (4) the Optional Units, each as defined below, as well as the Equity Exchange Agreement as previously defined above.
Through a series of transactions pursuant to the OML Unit Purchase Agreement, the Company agreed to pay a total purchase price of $
15
 million, or $
20.45
per unit, for
733,497
units, as follows:

(1)
The Initial Closing – The Company purchased
293,399
of the Purchased Units (the “Initial OML Units”), representing approximately
6.28
% of the OML Units, in return for the initial purchase price of $
1.0
 million cash and Odyssey’s shares of ORI. The initial closing of the purchase and sale of the Purchased Units was amended to July 3, 2023.

(2)
The Second Closing – The Company agreed to purchase
195,599
of the Purchase Units (the “Second OML Units”) in return for the second purchase price of $
4
 million, payable in cash at that time (“Second Closing”). The parties entered into the third amendment to the OML Purchase Agreement to amend the closing date of the Second Closing to be February 16, 2024 and the fourth amendment to amend the closing date of the Second Closing to June 28, 2024.

(3)
The Third Closing – The Company agreed to purchase
244,499
of the Purchased Units (the “Third OML Units”) in return for the purchase price of $
5
 million, payable in cash at that time. The third closing will occur on the earlier of (a) the date that is thirty (30) days after OML notifies the Company that it has received and provides a copy to the Company of, the Independent Resource Report, and (b) the date that is the first anniversary of the initial closing date (“Third Closing”).

(4)
Optional Units – The Company has the option to purchase up to additional
1,466,993
of OML Interest Units (“the Units”), at the Company’s discretion (“Optional Units”), at the agreed upon price of $
20.45
per unit within the eighteen-month anniversary of the Initial Closing Date, July 3, 2023. The recorded asset value of this option is $
5.7

million on March 31, 2024. The Optional Units are within the scope of ASC 321 and would therefore, be initially recognized at cost as part of the initial consideration transferred, and thereafter, will be accounted for under the measurement alternative at cost with adjustments related to impairment and observable market conditions. If the Company does not purchase all the Optional Units prior to the eighteen-month anniversary, the Company may purchase any of such unpurchased Optional Units at the higher price of (i) a discount of

10
% to the price paid for which OML sold the Units in the most recent transaction for the Units immediately preceding such discounted purchase of Optional Units or (ii) $
20.45
. On October 17, 2023, the parties entered into the third amendment to the OML Purchase Agreement to remove the second part of the Optional Units provision. Therefore, as of the amendment date, the Company may only purchase the Optional Units through January 2, 2025 (eighteen months from the Initial Closing Date) (“Optional Units Amendment”).

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
The Company concluded that the Contribution Agreement is within the scope of ASC 606, Revenue from Contracts with Customers, as the services provided are within the Company’s ordinary activities, and OML is therefore considered a customer of Odyssey. During the three months ended March 31, 2024 and 2023, we invoiced OML a total of $
69,898
and $
0
, respectively, recorded in Marine services in our consolidated statements of operations, which was for technical services.
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
Given the uniqueness of the asset, a
6,000-meter
rated remotely operated vehicle (“ROV”), and its relatively recent acquisition and refurbishment, the Company determined to apply the cost method in order to evaluate the estimated fair value of the asset of $
3.3
 million. The Company transferred ORI but retained the obligation to pay the lease payments for the Retriever asset as the Company retained the obligation to continue making payments. The net book value of ORI, as of July 3, 2023, was $
3.1
 million. Therefore, at the Closing Date, Odyssey recognized a Gain of the sale of an entity in the consolidated statement of operations in the amount of $
174,107
related to the disposal of ORI.
The Company determined that the initial Closing Consideration is as follows:

Cash consideration	$1,000,000
Fair value of Odyssey Retriever, Inc.	3,280,261
Fair value of the Second Closing	676,921
Fair value of the Third Closing	769,875
Fair value of the Equity Exchange Agreement	4,516,007
Transaction costs	49,988

Initial closing consideration	$10,293,052

At March 31, 2024 and December 31, 2023, our accumulated investment in OML was $
4,410,080
and $
4,487,028
, respectively, which is classified as an investment in unconsolidated entities in our consolidated balance sheets. For the three months ended March 31, 2024, the company recognized a decrease in the put option liability assumed of $
1,252,385
in the consolidated statement of operations to record the fair value adjustment of the equity exchange agreement.
For the three months ended March 31, 2024, based on estimated financial information for our equity-method investee, we recognized $
213,946
of Loss on Equity Method Investment in the consolidated statement of operations for our proportionate share of the net loss of our equity method investee, which decreased our net income for the three months ended March 31, 2024 in our consolidated statement of operations. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transaction to the extent of our ownership interest.
NOTE 7 – INCOME TAXES
During the three months ended March 31, 2024, we generated a federal net operating loss (“NOL”) carryforward of $4.9 million and generated $2.6 million of foreign NOL carryforwards. As of March 31, 2024, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $217.4 million and net operating loss carryforwards for foreign income tax purposes of approximately $48.8 million. From 2025 through 2027, approximately $29 million of the NOL will expire, and from 2028 through 2037, approximately $128 million of the NOL will expire. The NOL generated in 2018 through 202
2
 of approximately $55 million will be carried forward indefinitely.

NOTE 8 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Computers and peripherals	$483,042	$483,042
Furniture and office equipment	886,414	782,471
Marine equipment	559,294	559,294

	1.928.750	1,824,807
Less: Accumulated depreciation	(1,319,319)	(1,300,151)

Property and equipment, net	$609,431	$524,656

Depreciation expense	19,168	143,647

NOTE 9 – COMMITMENTS AND CONTINGENCIES
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
Lease commitment
At March 31, 2024, the right of use (“ROU”) asset and lease obligations for our two real property operating leases were $73,950 and $78,497, respectively.
The remaining lease payment obligations, which include an interest component of $1,866, are as follows:

Year ending December 31,	Annual payment obligation
2024	$80,363

$80,363

We recognized $56,658 and $54,700 in rent expense associated with these leases for the three months ended March 31, 2024 and 2023, respectively.

NOTE 10 – LOANS PAYABLE
The Company’s consolidated notes payable consisted of the following carrying values at:

	Loans Payable
	March 31, 2024	December 31, 2023
March 2023 Note	$15,270,792	$14,858,816
December 2023 Note	6,037,747	6,000,000
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	314,621	468,751
Pignatelli note	500,000	500,000
37N Note	804,997	804,997
Finance Liability (NOTE 15)	4,179,270	4,112,332

Total Loans payable	27,741,436	27,378,905
Less: Unamortized deferred lender fee	(79,343)	(106,488)
Less: Unamortized deferred discount	(2,940,799)	(3,955,449)

Total Loans payable, net	24,721,294	23,316,968
Less: Current portion of loans payable	(16,306,076)	(15,413,894)

Loans payable—long term	$8,415,218	$7,903,074

Pignatelli
On March 6, 2023, Odyssey issued a new Unsecured Convertible Promissory Note in the principal amount of $500,000 to Mr. Pignatelli that bears interest at the rate of 10.0% per annum convertible into common stock of Odyssey at a conversion price of $3.78 per share. On July 15, 2021, this debt was transferred from a previous creditor, MINOSA, to Mr. Pignatelli in the principal amount of $404,634 and convertible at a conversion price of $4.35 per share, pursuant to which the outstanding aggregate obligation with accrued interest was $630,231.
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
. Even though this agreement has matured, the creditor has not demanded payment
. There are no covenant requirements to meet that would expose the Company to default situations.
Seller Note Payable
On December 2, 2022, we
entered into
an Amended and Restated Purchase and Sale Agreement (“Purchase and Sale Agreement”) with the seller of certain marine equipment (“Seller”). Pursuant to the Purchase and Sale Agreement, Seller agreed to sell us the marine equipment, related tooling items and spares for $2.5 million. On or before the closing date, Odyssey paid the Seller $1.1 million for the acquisition of the assets. Pursuant to the Purchase and Sale Agreement, we paid the Seller the $1.4 million balance of the purchase price as a fully amortizing loan, bearing interest at a rate of 20% per annum, maturing on June 5, 2024 (the “Seller Note”). On April 4, 2023, we paid this loan in full using the proceeds from the April 4, 2023 sale-leaseback transaction discussed in Note 15.

AFCO Insurance Note Payable
On November 1, 2023, we
entered into
the Premium Finance Agreement with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 4.95% per annum, maturing on October 31, 2024.
March 2023 Note and Warrant Purchase Agreement
On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”) in the principal amount of up to $14.0 million and (b) a warrant (the “March 2023 Warrant” and, together with the March 2023 Note, the “Securities”) to purchase shares of Odyssey’s common stock. The total proceeds of $14.0 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3,742,362, which is being amortized over the remaining term of the March 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense. We incurred $98,504 in related fees which are being amortized over the term of the March 2023 Note Purchase Agreement and charged to interest expense.
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
On March 6, 2023, the Company recognized the fair value of the March 2023 Warrant using the Black-Scholes valuation technique at $3,742,362 and classified the March 2023 Warrant as equity and debt discount of the March 2023 Note. On January 30, 2024, the March 2023 Warrant was amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrant meets the definition of a derivative and is not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the March 2023 Warrant is now recognized as a derivative liability and will be initially and subsequentially measured at fair value and subsequent changes in fair value will be recognized in earnings in the period incurred.

The amended March 2023 Warrant was measured using the Black-Scholes valuation method on January 30, 2024, and
re-classified
from equity to warrant liability. The difference between the warrant liability and initial equity balance through additional paid-in
capital (“APIC”) was recognized as an additional discount to APIC. Subsequently, the warrants were re-measured
on March 31, 2024, and recognized in earnings as favorable change in the fair value of the derivative liability. The fair value of the March 2023 Warrant at March 31, 2024 was $5,263,018.
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
For the three months ended March 31, 2024
,
and 2023, we incurred $618,067 and $208,685, respectively, of interest expense from the amortization of the debt discount and $16,268 and $4,648, respectively, interest from the fee amortization which has been recorded in interest expense. The March 31, 2024 carrying value of the debt was $14,162,450, which includes interest Paid In Kind (“PIK”) of $1,270,792, and was net of unamortized debt fees of $28,425, net of unamortized debt discount of $1,079,917 associated with the fair value of the warrant. The total face value of this obligation on
 March 31, 2024
,
and December 31, 2023,
was $
15,270,792 and $
14,858,816
, respectively
.
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
period, the
note issued pursuant to the Note Agreement (the “37N Note”)
would be converted to shares of Common Stock, instead of being repaid. As of March 31, 2024, we have not repaid this Note Agreement.
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
At March 31, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $804,997 and $336,857, respectively, under Loans payable – short term and
Litigation financing
and other – long term. At December 31, 2023, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $804,997 and $702,291, respectively, under Loans payable – short term and
Litigation financing
and other – long term.

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
The principal amount outstanding under the December 2023 Notes bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at our option and upon notice to the holder of the December 2023 Notes, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the December 2023 Notes (“December 2023 PIK Interest”), and (b) the first quarterly interest payment due under the December 2023 Notes will be satisfied with December 2023 PIK Interest. The December 2023 Notes provide us with the right, but not the obligation, upon notice to the holders of the December 2023 Notes to redeem (x) at any time before the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest). Unless the December 2023 Notes are sooner redeemed at our option, all indebtedness under the December 2023 Notes is due and payable on June 1, 2025. Under the terms of the December 2023 Note Purchase Agreement, we agreed to use the proceeds of the sale of the December 2023 Securities for working capital and other general corporate expenditures and to pay fees and expenses related to the transactions contemplated by the December 2023 Note Purchase Agreement. Our obligations under December 2023 Notes are secured by a pledge of and security interest in our equity interests in Odyssey Marine Cayman Limited (subject to limited stated exclusions)..
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
For the three months ended March 31, 2024 and 2023, we recorded $396,582 and $0, respectively, of interest expense from the amortization of the debt discount and $10,877 and $0, respectively, of interest from the fee amortization. At March 31, 2024, the carrying value of the debt was $4,125,947 and was net of unamortized debt fees of $50,918, net of unamortized debt discount of $1,860,882 associated with the fair value of the warrant. The total face value of this obligation at March 31, 2024 was $6,037,747. The current interest rate of the December 2023 Notes was 11.0%.
Accrued interest
Total accrued interest associated with our financing was $1,074,058 and $912,615 as of March 31, 2024 and December 31, 2023.
NOTE 11 – FAIR VALUE INSTRUMENTS
Derivative Financial Instruments
Litigation financing
On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion. The fair value of this derivative instrument at March 31, 2024 and December 31, 2023 was $52.7 million and $52.1 million, respectively, and is recorded in our consolidated balance sheet in
Litigation financing
and other – long term.
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
Amendment and Restatement (January 31, 2020)

•
On January 31, 2020, the Claimholder and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the “Restated Agreement”). The material terms and provisions that were amended or otherwise modified are as follows:

•	The Funder agreed to provide up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim;

•	A closing fee of $200,000 was retained by the Funder in connection with due diligence and other transaction costs incurred by the Funder. This closing fee was expenses when incurred;

•
A warrants to purchase our common stock were issued are exercisable for a period of five years beginning on the earlier of (a) the date on which the Claimholder ceases the Subject Claim for any reason other than a full and final arbitral award against the Claimholder or a full and final monetary settlement of the claims or (b) the date on which Proceeds are received and deposited into escrow. The exercise price per share is $3.99, and the Funder can exercise the warrant to purchase the number of shares of our common stock equal to the dollar amount of Arbitration Support Funds provided to us pursuant to the Restated Agreement divided by the exercise price per share (subject to customary adjustments and limitations); and

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
The Company determined that the financing arrangement was a derivative, measured at fair value within the scope of ASC 815 Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative will be reported in earnings on a quarterly basis. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation on March 31, 2024 and December 31, 2023 was $52.7 million and $52.1 million, respectively, with changes in the fair value for the three month periods ended March 31, 2024 and 2023 were $576,000 million and $1.7 million, respectively.
See NOTE 10 Loan Payable for discussion related to the accounting for the 37N embedded derivative.
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

Under the terms of the 2022 Warrant agreement, the Holders are entitled to purchase from the Company one share of Common Stock, at the price of $3.35 per share. The Company in its sole discretion may lower the 2022 Warrant Price at any time prior to the expiration date for a period of not less than twenty Business Days, provided that the Company shall provide at least twenty days prior written notice of such reduction to Holders of the 2022 Warrant and provided further that any such reduction shall be identical among all of the 2022 Warrant.
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
Management determined that the $1.8 million in incremental costs directly attributable to the Common Stock Offering and the issuance of the 2022 Warrant shall be allocated between the two instruments in proportion to the allocation of the issuance proceeds. Furthermore, the incremental costs allocated to the Common Stock were recorded as a reduction of the proceeds in equity while the incremental costs allocated to the 2022 Warrant of $1.087 million w as
 expensed as incurred.
March 2023 Warrant
See Note 10 Loan payable for discussion related to the accounting for the March 2023 Warrant.
December 2023 Warrants
See NOTE 10 Loan payable for discussion related to the accounting for the December 2023 Warrants.
Put Option Liability
See NOTE 6 Investment in unconsolidated entities for discussion regarding the Ocean Minerals, LLC Exchange Agreement.
NOTE 12 – ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Compensation and incentives	$994	$5,239
Professional services	245,469	296,332
Deposit	450,000	450,000
Interest	1,074,058	912,915
Exploration license fees	7,611,291	6,828,872

Total accrued expenses	$9,381,812	$8,493,358

Deposits primarily consist of an earnest money deposit of $450,000 from CIC. The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or con summated
.
NOTE 13 – STOCKHOLDERS’ EQUITY/(DEFICIT)
Stock-Based Compensation
The share-based compensation charged against income, related to our options and restricted stock units, for the three months ended March 31, 2024 and 2023, was $1,462,747 and $293,785, respectively.
We granted options to purchase an aggregate of 90,000 shares of Common Stock to directors on January 29, 2024, options to purchase an aggregate of 200,000 shares of common stock to officers on January 29, 2024, and options to purchase an aggregate of 302,000 shares of common stock to employees on January 29, 2024. The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The options were valued with the following assumptions used for grants issued in the table below. Expected volatilities are based on historical volatility of the Company’s stock as well as other companies operating similar businesses. The expected term (in years) is determined using historical data to estimate option exercise patterns. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk-free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option.

January 29, 2024
Risk free interest rate	3.97%
Expected life	5 years
Expected volatility	62.42%
Expected dividend yield	—
Grant-date fair value	2.61
NOTE 14 – CONCENTRATION OF CREDIT RISK
We do not currently have any debt obligations with variable interest rates.
For the three months ended March 31, 2024, we had two customers, CIC, which is a related-party (see Note 5 Related Party Transactions), and OML, also a related party, that accounted for 100% of our total revenue. For the three months ended March 31, 2023, we had one customer, CIC, that accounted for 100% of our total revenue.
At March 31, 2024 and December 31, 2023, our uninsured cash balance was approximately $1.8 million and $3.7 million, respectively.
NOTE 15 – SALE-LEASEBACK FINANCING OBLIGATIONS
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
ORI was one of Odyssey’s subsidiaries that entered into one of the sale-leaseback financing obligations noted above. As noted in the NOTE 6. Investment in Unconsolidated Entity footnote, Odyssey transferred all of its shares in ORI to OML as part of the Investment in OML. Pursuant to the OML Purchase Agreement, Odyssey is obligated to pay all amounts owed for rent and the repurchase of the marine equipment under the sale-leaseback agreement.
As of March 31, 2024 and December 31, 2023, the carrying values of the financing liabilities were $3,639,271 and $3,202,044. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. No gain or loss was recognized related to the sale-leasebacks.
Under the April 4, 2023 and June 30, 2023 sale-leasebacks, the Company recorded third party payments of $350,000 and $100,000 respectively, as a cost of the financing obligation and recorded them as a discount.
Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

Year ending December 31,	Annual payment obligation
2024	$405,000
2025	540,000
2026	540,000
2027	4,700,000

$6,185,000

NOTE 16 – SUBSEQUENT EVENTS
We have evaluated subsequent events for recognition or disclosure through the date that this Form
10-Q
is filed with the SEC. We have noted there are no other subsequent events other than those noted below.
On May 3, 2024, we received payment of approximately $9.4 million in net proceeds from a recovered shipwreck in which we retained a residual economic interest when we sold substantially all the assets related to our shipwreck business to a third-party purchaser in December 2015
.
The holders of the March 2023 Notes hold a security interest in the proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our results of operation and financial condition. The discussion should be read in conjunction with our consolidated financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2023. Only projects that are material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

Our subsea project portfolio contains multiple projects in various stages of development throughout the world and across different mineral resources. We regularly evaluate prospective resources to identify new projects. In addition to conducting geological assessments, we also analyze licensing regulations to assure rights can be secured, business development models, and commercial viability factors; all which factor into our decision making on if and how to pursue opportunities in the best interest of our shareholders.

Subsea Mineral Mining Exploration Projects

ExO Phosphate Project:

The “Exploraciones Oceánicas” Phosphate Project is a rich deposit of phosphate sands located 70-90 meters deep within Mexico’s Exclusive Economic Zone (“EEZ”). This deposit contains a large amount of high-grade phosphate ore that can be extracted on a financially attractive basis (essentially a standard dredging operation). The product will be desirable to Mexican and other world producers of fertilizers and can provide important benefits to Mexico’s agricultural development.

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

•	There will be no material impact on local fisheries as fishermen have historically avoided the water column directly above the deposit due to the naturally low occurrence of fish there.

•	The project would not be visible from the shoreline and would not impact tourism or coastal activities.

•	Precautionary mitigation measures were incorporated into the development plan in line with best-practice global operational standards.

•	The technology proposed to recover the phosphate sands has been safely used in Mexican waters for over 20 years on more than 200 projects with approval by Mexico’s regulatory authorities.

Notwithstanding the factors stated above, in April 2016 the Mexican Ministry of the Environment and Natural Resources (“SEMARNAT”) unlawfully rejected the permit to move forward with the project.

ExO challenged the decision in Mexican federal court and in March 2018, the Tribunal Federal de Justicia Administrativa (“TFJA”), an 11-judge panel, ruled unanimously that SEMARNAT denied the application in violation of Mexican law and ordered the agency to re-take its decision. Just prior to the change in administration later in 2018, SEMARNAT denied the permit a second time in defiance of the court. ExO is once again challenging the unlawful decision of the Peña Nieto administration before the TFJA. This action is on-going.

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

(1)

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

(2)	RESOURCE: An independent certified marine geologist testified as to the size and character of the resource.

(3)	OPERATIONAL VIABILITY: Engineering experts testified that the project uses established dredging and processing technology, and the project’s anticipated CAPEX and OPEX was reasonable.

(4)

VALUE: A phosphate market analyst testified that the project’s projected CAPEX and OPEX would make the project one of the lowest cost producing phosphate ore resources in the world, as experts testified the project would be commercially viable and profitable.

Odyssey filed its First Memorial in the case on September 4, 2020. Mexico filed its Counter-Memorial on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s Counter-Memorial. Mexico filed its Rejoinder on October 19, 2021. The NAFTA Tribunal hearing took place in early 2022. In accordance with the procedural calendar, written post-hearing briefs were filed in September 2022. Odyssey’s filings can be found through our website at www.odysseymarine.com/nafta. The procedural calendar and case filings are available on the International Centre for Settlement of Investment Disputes (“ICSID”) website. The evidentiary phase of the case is now closed and the Tribunal has begun its deliberations. On October 6, 2023, Odyssey received a letter from ICSID advising that the Tribunal is well advanced in the drafting of the Award and expects to issue the Award in the first quarter of 2024. ICSID also advised that Odyssey would be duly notified of any change to the timing estimate provided. On March 8, 2024, Odyssey received a letter from ICSID advising that the Tribunal “has continued to make progress in finalizing its determinations” and that it “expects to render the Award in the second quarter of this year.” Odyssey cannot otherwise predict the length of these deliberations or when a ruling will be issued, but we remain confident in the merits of our case.

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for arbitration costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or proceeds are received (See NOTE 12 Fair Value Financial Instruments).

CIC Project:

CIC Limited (“CIC”) is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of development of the project. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster N.V.

In February 2022, the Cook Islands Seabed Minerals Authority (“SBMA”) awarded CIC a five-year exploration license. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling, which tested vessel and equipment functions and performance, which provided further information and data further defining the informed requirements for viable operational functions as the basis for a longer-term operation over the license period. The early operations also resulted in preliminary resource sampling, which will ultimately accrue to the resource evaluation and regional environmental assessment and ongoing operations.

Through a wholly owned subsidiary, we have earned and now hold approximately 15.08% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company.

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

Ocean Minerals, LLC Project:

Ocean Minerals, LLC (“OML”) is a deepwater critical metals exploration and development company incorporated in the Cayman Islands. Moana Minerals Limited (“Moana Minerals”) is a wholly owned subsidiary of OML and is a deepwater critical metals exploration and development company incorporated in the Cook Islands with offices and operations based in Rarotonga, Cook Islands. In February 2022, the SBMA awarded Moana Minerals a five-year exploration license (“EL3”) for a 23,630 square kilometer area in the Cook Islands’ EEZ.

Moana Minerals has validated vast polymetallic nodule resources in its exploration license area and, pursuant to the SBMA’s standards and guidelines, it is conducting further exploration activities to increase confidence in the reported mineral resource and size of the reported mineral resources and to secure environmental approvals to perform commercial operations. OML and its project partners are also advancing work to develop recovery systems to harvest and process these high-quality seafloor polymetallic nodules commercially.

On June 4, 2023, Odyssey entered into a purchase agreement to acquire an approximately 13% interest in OML in exchange for a contribution by Odyssey of its interest in its then wholly owned subsidiary, ORI, whose sole asset was a 6,000-meter remotely operated vehicle (“ROV”), cash contributions of up to $10 million in a series of transactions over the following year, a Contribution Agreement and an Equity Exchange Agreement. On July 3, 2023, the parties consummated the initial closing of the purchase agreement, pursuant to which Odyssey’s wholly owned subsidiary obtained approximately 6.28% of OML’s outstanding equity interests. The purchase agreement allows Odyssey to acquire up to 40% of OML within the following 18 months from the initial closing date at Odyssey’s discretion.

The 6,000-meter rated ROV contributed to OML by Odyssey provides OML with an additional tool to advance the project toward eventual applications for an environmental permit and harvesting license when exploration and feasibility studies are completed and demonstrate how harvesting can be done without serious environmental harm. To date OML has utilized the ROV to conduct over 50 kilometers of video surveys of their nodule resource accruing to a better understanding of the geological and environmental setting of the license area. Over the next year, OML expects to advance its current Joint Ore Reserve Committee (“JORC”) compliant report, substantially increasing resources reporting to indicated and measured confidence levels and completing its preliminary Feasibility Study, among other important project milestones.

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

In November 2023, Papua New Guinea issued a permit extension allowing Odyssey to continue with our exploration program. We have developed an exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. The Company has met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in Papua New Guinea to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work began in late 2021 and is ongoing. Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.

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

Further development of this project is dependent on the characterization resources during the exploration phase.

Critical Accounting Policies and Changes to Accounting Policies

Investment in Unconsolidated Entity

As discussed in Note 6 Investment in Unconsolidated Entities, the Company has a cost basis method investment and an equity method investment with related parties. The Company has entered into agreements with the related parties that required analysis of ASU 215-2 to determine that the Company was not the primary beneficiary. This analysis required judgment and review of the facts and circumstance to determine the proper accounting for the cost and equity method investments. We also review these investments for any potential impairment annually.

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

As discussed in Related Party Transactions and Investment in Unconsolidated Entity Entities to the consolidated financial statements, the Company has a cost investment in a related party. The Company has entered into numerous agreements with the related party that required analysis of ASC 810-10 to determine that the Company was not the primary beneficiary. This analysis required judgment and review of the facts and circumstance to determine the proper accounting for this cost method investment. We also reviewed the impairment guidance to determine any potential impairment of the investment.

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

Fair Value of Financial Instruments

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

As discussed in NOTE 11 Loans Payable and Fair Value Financial Instruments to the consolidated financial statements, we have certain litigation financing with detachable warrants, warrant liabilities, the OML Put Option and an embedded derivative related to the 37N Note included in the consolidated balance sheets at December 31, 2023 and 2022 that are considered derivative financial instruments.

The Litigation Financing agreement involved numerous amendments, significant non-cash financing, issuance of warrants, and issuance costs. Determination of the fair value of the derivative required significant judgment of and assumptions and estimates regarding the facts and circumstances regarding the potential liability. The fair value of the derivative is an inherently uncertain estimate because almost none of the inputs used in calculating the estimate—other than amounts funded—is objectively quantifiable. The inputs are based on management’s good-faith but unavoidably subjective assumptions, judgments and estimates regarding the potential outcomes of the NAFTA arbitration case, the potential outcomes and award amounts conditional on Odyssey winning the arbitration, the potential repayment dates, the potential dates on which any proceeds from the arbitration might be received, and certain market inputs such as discount rates. The calculations based on these inputs resulted in a range of estimated fair values. The Company reported the midpoint of that range as the fair value at each relevant period. The estimate has changed each period based on management’s revised judgments and assumptions regarding timing and other inputs. The estimate reported as the fair value is sensitive to the methods, assumptions, judgments and estimates underlying the fair value calculations because the use of different probabilities regarding potential case outcomes, potential awards, repayment dates, discount rates, or other estimated assumptions, or another method of reporting the fair value from within the calculated range, could result in a significantly or materially different estimated fair value being reported.

The fair values of 2022 Warrant and the December 2023 Warrant, which are accounted for as derivative liabilities, were estimated using a Black-Scholes valuation model. The assumptions used in this model included the use of key inputs, including expected stock volatility, the risk-free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the warrant. Risk-free interest rates are calculated based on risk-free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

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

Three months ended March 31, 2024, compared to three months ended March 31, 2023 (as restated)

Increase/(Decrease) (Dollars in thousands)	2024	2023	2024 vs. 2023
Total revenues	$203	$289	$(86)	(29.7)%

Marketing, general and administrative	$4,035	$1,816	$2,219	122.2%
Operations and research	$886	$1,285	$(399)	(31.1)%

Total operating expenses	$4,920	$3,101	$1,820	58.7%

Total other expense	$5,638	$22,884	$(17,246)	(75.4)%

Income tax benefit	$—	$—	$—	—%

Net loss attributable to non-controlling interest	$2,557	$2,235	$342	15.3%

Net income / (loss) attributable to Odyssey Marine Exploration, Inc.	$3,498	$22,308	$(18,810)	(84,.3)%

Revenue

The revenue generated in each period was a result of performing marine research and project administration for our customers and related parties. Total revenue for the three months ended March 31, 2024 decreased $86,000 to $203,000 compared to $289,000 from the three months ended March 31, 2023. One company to which we provided these services in both years is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an interest in the company (see Note 5 Related Party Transactions). We also provided services to OML in 2024, also a related party as we account for OML investment under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Expenses increased $2.2 million to approximately $4.0 million for the three months ended March 31, 2024, compared to $1.8 million from the three months ended March 31, 2023. The items contributing to the $2.2 million increase was an increase of $1.3 million in non-cash share-based compensation expense, and an increase of $878,000 in professional services primarily attributable to audit fees.

Operations and research expenses are primarily focused around deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses decreased by $399,000 to $886,000 for three months ended March 31, 2024 compared to $1.3 million for the three months ended March 31, 2023 as a result of a $287,000 decrease in professional services which includes a $220,000 decrease in litigation financing costs directly associated with our NAFTA arbitration, and a $112,000 decrease in depreciation expense.

Total Other Income and Expense

Total other income and expense was $5.7 million and $22.9 million in net other income for three months ended March 31, 2024 and 2023, respectively, resulting in a net other income decrease of $17.2 million. This variance was attributable to a $1.1 million increase in interest expense which includes debt discount amortization, a reduction of interest income of $388,000, a reduction of debt extinguishment income of $21.5 million and an increase of $213,000 in loss from our equity investment offset by a $4.8 million benefit from change in the fair value of derivatives, a decrease of $142,000 in foreign exchange expense and reduction of expense due to a waiver of $1.0 million that was paid in the prior year.

Taxes and Non-Controlling Interest

Due to losses and our net operating loss carryforwards, we did not accrue any taxes in either period ending 2024 or 2023.

Starting in 2013, we became the controlling shareholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our condensed consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the condensed consolidated statements of operations. The non-controlling interest adjustment in the three months ended March 31, 2024 was $2.6 million as compared to $2.2 million for the three months ended March 31, 2023. The substance of these amounts is primarily due to the increase in permits and other standard operating costs.

Liquidity and Capital Resources

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
		(As restated)
Summary of Cash Flows:
Net cash used in operating activities	$(1,579)	$(3,985)
Net cash used in investing activities	(104)	(508)
Net cash (used in) provided by financing activities	(261)	3,724

Net increase (decrease) in cash and cash equivalents	$(1,944)	$(769)
Beginning cash and cash equivalents	4,022	1,443

Ending cash and cash equivalents	$2,078	$674

Discussion of Cash Flows

Net cash used in operating activities for the three months ended March 31, 2024 was $1.6 million. This represents an approximate $2.4 million decrease in use of funds when compared to the use of $3.0 million for the three months ended March 31, 2023. The net cash used in operating activities reflected a net income of $920,000 and is adjusted primarily by non-cash items of $5.0 million, which primarily includes share-based compensation of $1.5 million, note payable accretion of $0.9 million, amortization of finance liability of $66,000, loss on equity investment of $213,000, offset by $156,000 of directors compensation settled with share-based instruments, a gain on changes in our fair valued instruments of $7.8 million and investments in our unconsolidated entities of $214,000. Other operating activities resulted in an increase in working capital of $1.7 million. This $1.7 million increase includes increases of $0.55 million in accrued expenses and other, a $953,000 increase in accounts payable and an increase of $155,000 in other assets.

Cash flows used in investing activities for the three months ended March 31, 2024 and 2023 were minimal. During the three months ended March 31, 2024 the net cash used in investing activities for the purchase of $103,000 of property and equipment.

Cash flows used by financing activities for the three months ended March 31, 2024 were $260,000. This $260,000 is comprised of $244,000 used for the payment of debt obligations and $16,000 used to repurchase stock-based awards for the payment of payroll withholding taxes.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2024, we had cash and cash equivalents of $2.1 million, a decrease of $1.9 million from the December 31, 2023 balance of $4.0 million. Financial debt of the company was $24.7 million at March 31, 2024 and $23.34 million at December 31, 2023.

Since SEMARNAT declined to approve the environmental permit application of our Mexican subsidiary in April 2016 and again in October 2018, notwithstanding that the Superior Court of the Federal Court of Administrative Justice (“TFJA”) in Mexico nullified SEMARNAT’s 2016 denial, we continue to support the efforts of our subsidiaries and partners to work through the administrative, legal and political process necessary to have the decision reviewed and overturned in the court of the TFJA. On January 4, 2019, we initiated the process to submit a claim against Mexico to arbitration under the investment protection chapter of the NAFTA. On September 4, 2020, we filed our First Memorial with the Tribunal. The First Memorial is the filing that fully lays out our case, witnesses and evidence for the Tribunal. Mexico filed its counter-memorial, which is available on the ICSID website, on February 23, 2021. On June 29, 2021, we filed our reply to Mexico’s counter-memorial. Odyssey’s filings are available at www.odysseymarine.com/nafta. The NAFTA Tribunal hearing took place in early 2022. In accordance with the procedural calendar, written post hearing briefs were filed in September 2022. The evidentiary phase of the case is now closed.

Financings

The Company’s consolidated notes payable consisted of the following carrying values at:

	Loans Payable
	March 31, 2024	December 31, 2023
March 2023 Note	15,270,792	14,858,816
December 2023 Note	6,037,747	6,000,000
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	314,621	468,751
Pignatelli note	500,000	500,000
37N Note	804,997	804,997
Finance Liability (NOTE 15)	4.179.270	4,112,332

Total Loans payable	27,741,436	27,378,905
Less: Unamortized deferred lender fee	(79,343)	(106,488
Less: Unamortized deferred discount	(2,940,799)	(3,955,449

Total Loans payable, net	24,721,294	23,316,968
Less: Current portion of loans payable	(16,306,076)	(15,413,894)

Loans payable - long term	$8,415,218	$7,903,074

March 2023 Note and Warrant Purchase Agreement

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”) in the principal amount of up to $14.0 million and (b) a warrant (the “March 2023 Warrant” and, together with the March 2023 Note, the “Securities”) to purchase shares of Odyssey’s common stock. The total proceeds of $14.0 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3,742,362, which is being amortized over the remaining term of the March 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense. We incurred $98,504 in related fees which are being amortized over the term of the March 2023 Note Purchase Agreement and charged to interest expense.

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

On March 6, 2023, the Company recognized the fair value of warrants using the Black-Scholes valuation technique at $3,742,362 and classified the warrants as equity and debt discount of the March 2023 Note. On January 30, 2024, the March 2023 Warrant was amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrant meets the definition of a derivative and is not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the March 2023 Warrant is now recognized as a derivative liability and will be initially and subsequentially measured at fair value with the gain or loss due to changes in fair value recognized in the current period. The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt. The amended March 2023 Warrant was measured using the Black-Scholes valuation method on January 30, 2024, and re-classified from equity to warrant liability. The difference between the warrant liability and initial equity balance through additional paid-in capital (“APIC”) was recognized as an additional discount to APIC. Subsequently, the warrants were re-measured on March 31, 2024, and recognized in earnings as favorable change in the fair value of the derivative liability. The fair value of the March 2023 Warrant at March 31, 2024 was $5,263,018.

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

For the three months ended March 31, 2024, and 2023, we incurred $618,067 and $208,685, respectively, of interest expense from the amortization of the debt discount and $16,268 and $4,648, respectively, interest from the fee amortization which has been recorded in interest expense. The March 31, 2024 carrying value of the debt was $14,162,450, which includes interest Paid In Kind (“PIK”) of $1,270,792, and was net of unamortized debt fees of $28,425, net of unamortized debt discount of $1,079,917 associated with the fair value of the warrant. The total face value of this obligation on March 31, 2024, and December 31, 2023, was $15,270,792 and $14,858,816, respectively.

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

Any time prior to maturity, we had the option to prepay the indebtedness at an amount of 108% of the unpaid principal. From the maturity date to 29 days after the maturity date (August 27, 2023), we were permitted to repay all (but not less than) of an amount equal to 112.5% of the unpaid amount of the indebtedness. At any time after the 30th day after the maturity date (August 28, 2023), we are permitted to repay all (but not less than) of an amount equal to 115% of the unpaid amount of the indebtedness after 10 days’ notice. If 37N delivers an exercise notice during this 10-day period, the Note would be converted to shares of Common Stock, instead of being repaid. As of March 31, 2024, we have not repaid this Note Agreement.

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

At March 31, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $804,997 and $336,857, respectively, under Loans payable – short term and Litigation financing and other – long term. At December 31, 2023, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $804,997 and $702,291, respectively, under Loans payable – short term and Litigation financing and other – long term.

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

The principal amount outstanding under the December 2023 Notes bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at our option and upon notice to the holder of the December 2023 Notes, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the December 2023 Notes (“December 2023 PIK Interest”), and (b) the first quarterly interest payment due under the December 2023 Notes will be satisfied with December 2023 PIK Interest. The December 2023 Notes provide us with the right, but not the obligation, upon notice to the holders of the December 2023 Notes to redeem (x) at any time before the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest). Unless the December 2023 Notes are sooner redeemed at our option, all indebtedness under the December 2023 Notes is due and payable on June 1, 2025. Under the terms of the December 2023 Note Purchase Agreement, we agreed to use the proceeds of the sale of the December 2023

Securities for working capital and other general corporate expenditures and to pay fees and expenses related to the transactions contemplated by the December 2023 Note Purchase Agreement. Our obligations under December 2023 Notes are secured by a pledge of and security interest in our equity interests in Odyssey Marine Cayman Limited (subject to limited stated exclusions)..

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

For the three months ended March 31, 2024 and 2023, we recorded $396,582 and $0, respectively, of interest expense from the amortization of the debt discount and $10,877 and $0, respectively, of interest from the fee amortization. At March 31, 2024, the carrying value of the debt was $4,125,947 and was net of unamortized debt fees of $50,918, net of unamortized debt discount of $1,860,882 associated with the fair value of the warrant. The total face value of this obligation at March 31, 2024 was $6,037,747. The current interest rate of the December 2023 Notes was 11.0%.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from contracted services, collecting on amounts owed to us.

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

Our consolidated non-restricted cash balance at March 31, 2024 was $2.1 million. We have a working capital deficit at March 31, 2024 of $30.1 million. The total consolidated book value of our assets was approximately $20.7 million at March 31, 2024, which includes cash of $2.1 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2024, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

Notwithstanding the material weakness, management believes the consolidated financial statements included in this Comprehensive Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with US GAAP.

Material Weakness in Internal Control over Financial Reporting

In connection with our evaluation for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2023, and 2022, that continued during the period ended March 31, 2024, relating to the appropriate review of accounting positions for certain significant transactions. Specifically, (a) the Company does not have sufficient resources with the adequate technical skills to identify and evaluate specific accounting positions and conclusions, and (b) the Company has inadequate processes and controls to ensure appropriate level of precision of review related to our financial statement footnote disclosures.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, and the ongoing remediation of such material weakness, there were no changes during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company may be subject to a variety of claims or suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

ITEM 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Investors should consider such risk factors prior to making an investment decision with respect to the Company’s securities.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: May 17, 2024	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer