Form 10-Q
period 2024-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2024-08-08
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 05, 2024 was 20,594,180.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,575,996	$4,021,720
Accounts and other related party receivables	75,573	110,320
Other current assets	390,964	743,439
Total current assets	8,042,533	4,875,479

NON-CURRENT ASSETS
Investment in unconsolidated entity	9,533,533	9,001,646
Option to purchase equity securities in related party	6,253,094	6,373,402
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	572,240	524,656
Right of use - operating leases	25,056	121,568
Other non-current assets	34,295	34,295
Total non-current assets	18,239,469	17,876,818
Total assets	$26,282,002	$22,752,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$345,949	$345,378
Accrued expenses	8,906,238	8,493,358
Operating lease liability, current portion	26,579	129,140
Forward contract liability	1,446,796	1,446,796
Put option liability	5,393,909	5,637,162
Loans payable, current portion	21,670,783	15,413,894
Total current liabilities	37,790,254	31,465,728

LONG-TERM LIABILITIES
Loans payable	4,267,845	7,903,074
Warrant liabilities	23,868,881	15,792,385
Litigation financing and other	53,713,113	52,817,938
Deferred contract liability	559,398	679,706
Total long-term liabilities	82,409,237	77,193,103
Total liabilities	120,199,491	108,658,831

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 20,590,644 and 20,420,896 issued and outstanding	2,059	2,042
Additional paid-in capital	258,412,973	263,616,186
Accumulated deficit	(294,126,036)	(296,096,957)
Total stockholders’ deficit before non-controlling interest	(35,711,004)	(32,478,729)
Non-controlling interest	(58,206,485)	(53,427,805)
Total stockholders’ deficit	(93,917,489)	(85,906,534)
Total liabilities and stockholders’ deficit	$26,282,002	$22,752,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
REVENUE
Marine services	$179,821	$166,832	$382,885	$438,208
Operating and other	35,744	5,743	35,744	23,106
Total revenue	215,565	172,575	418,629	461,314

OPERATING EXPENSES
Marketing, general and administrative	2,204,852	1,809,328	6,239,379	3,625,254
Operations and research	1,026,715	1,210,836	1,912,382	2,495,563
Total operating expenses	3,231,567	3,020,164	8,151,761	6,120,817
LOSS FROM OPERATIONS	(3,016,002)	(2,847,589)	(7,733,132)	(5,659,503)

OTHER INCOME (EXPENSE)
Interest income	7,314	23,424	7,723	411,956
Interest expense	(1,833,773)	(1,074,661)	(3,653,767)	(1,781,183)
Loss on equity method investment	(133,419)	—	(347,365)	—
Change in derivative liabilities fair value	(8,925,464)	(2,762,397)	(1,070,562)	284,489
Gain / (Loss) on debt extinguishment	—	(301,414)	—	21,177,200
Residual economic interest in shipwreck	9,400,000	—	9,400,000	—
Other	772,617	(284,331)	589,344	(1,607,683)
Total other income (expense)	(712,725)	(4,399,379)	4,925,373	18,484,779
INCOME/(LOSS) BEFORE INCOME TAXES	(3,728,727)	(7,246,968)	(2,807,759)	12,825,276

Income tax benefit	—	—	—	—
INCOME/(LOSS)	(3,728,727)	(7,246,968)	(2,807,759)	12,825,276
Net loss attributable to non-controlling interest	2,201,624	2,315,359	4,778,680	4,550,802
NET INCOME/(LOSS) attributable to Odyssey Marine Exploration, Inc.	$(1,527,103)	$(4,931,609)	$1,970,921	$17,376,078

NET INCOME/(LOSS) PER SHARE
Basic	$(0.07)	$(0.25)	$0.10	$0.88
Diluted	$(0.07)	$(0.25)	$0.03	$0.87
Weighted average number of common shares outstanding:
Basic	20,481,072	19,918,677	20,453,503	19,793,265
Diluted	20,481,072	19,918,677	26,362,113	20,057,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT - Unaudited

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at March 31, 2024	$2,043	$257,542,998	$(292,598,933)	$(56,004,861)	$(91,058,753)
Share-based compensation	—	101,785	—	—	101,785
Director fees settled with stock options	—	11,250	—	—	11,250
Common stock issued for convertible debt conversion	6	327,382	—	—	327,388
Common stock issued and exchanged with related party	10	429,558	—	—	429,568
Net (loss)	—	—	(1,527,103)	(2,201,624)	(3,728,727)
Balance at June 30, 2024	$2,059	$258,412,973	$(294,126,036)	$(58,206,485)	$(93,917,489)

	Three Months Ended June 30, 2023 (As Restated)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at March 31, 2023	$1,989	$261,689,412	$(279,135,089)	$(46,432,827)	$(63,876,515)
Share-based compensation	9	355,483	—	—	355,492
Common stock issued for debt extinguishment	—	119,560	—	—	119,560
Net (loss)	—	—	(4,931,609)	(2,315,359)	(7,246,968)
Balance at June 30, 2023	$1,998	$262,164,455	$(284,066,698)	$(48,748,186)	$(70,648,431)

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at December 31, 2023	$2,042	$263,616,186	$(296,096,957)	$(53,427,805)	$(85,906,534)
Share-based compensation	1	1,564,532	—	—	1,564,533
Cancellation of stock awards for payment of withholding tax requirements	—	(16,398)	—	—	(16,398)
Director fees settled with stock options	—	246,150	—	—	246,150
Fair value of warrants classified as liabilities	—	(7,754,438)	—	—	(7,754,438)
Common stock issued for convertible debt conversion	6	327,382	—	—	327,388
Common stock issued and exchanged with related party	10	429,559	—	—	429,569
Net income/(loss)	—	—	1,970,921	(4,778,680)	(2,807,759)
Balance at June 30, 2024	$2,059	$258,412,973	$(294,126,036)	$(58,206,485)	$(93,917,489)

	Six Months Ended June 30, 2023 (As Restated)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at December 31, 2022	$1,954	$256,963,264	$(301,442,776)	$(44,197,384)	$(88,674,942)
Share-based compensation	14	665,067	—	—	665,081
Common stock issued for debt extinguishment	30	999,970	—	—	1,000,000
Fair value of warrants issued	—	3,536,154	—	—	3,536,154
Net income/(loss)	—	—	17,376,078	(4,550,802)	12,825,276
Balance at June 30, 2023	$1,998	$262,164,455	$(284,066,698)	$(48,748,186)	$(70,648,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended June 30,
	2024	2023
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(2,807,759)	$12,825,276
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Services provided to unconsolidated entities	(382,885)	(438,208)
Depreciation	36,766	289,511
Financing fees amortization	54,290	268,673
Amortization of finance liability	45,512	—
Amortization of deferred discount	2,029,298	—
Amortization of loan prepayment premium	—	116,826
Note payable interest accretion	1,184,785	862,467
Note interest paid-in-kind ("PIK")	1,034,102	—
Note receivable interest accretion	—	(288,991)
Right of use asset amortization	96,512	86,917
Share-based compensation	1,564,532	372,831
Loss on equity method investment	347,365	—
Gain on debt extinguishment, net of note receivable write-off	—	(21,177,200)
Gain on sale of equipment	—	(40,000)
Change in derivatives liability fair value	1,070,562	(284,489)
Director fees settled with stock options	246,150	—
(Increase) decrease in:
Accounts and other related party receivables	(32,065)	(997,642)
Short-term notes receivable, related party	—	(176,501)
Changes in operating lease liability	(102,561)	(89,852)
Other assets	352,475	(33,779)
Accounts payable	(30,245)	(1,056,107)
Accrued expenses and other	(741,073)	2,189,782
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,965,761	(7,570,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	40,001
Purchase of property and equipment	(84,350)	(895,856)
Proceeds from related party	—	1,000,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(84,350)	144,145

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	—	15,067,746
Repurchase of stock-based awards withheld for payment of withholding tax requirements	(16,398)	—
Offering cost paid on financing	—	(98,504)
Payment of debt obligations	(310,737)	(11,139,244)
Proceeds from sale leaseback financing, net	—	4,050,000
Payment on sale leaseback financing	—	(65,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(327,135)	7,814,998

NET INCREASE/(DECREASE) IN CASH	3,554,276	388,657
CASH AT BEGINNING OF PERIOD	4,021,720	1,443,421
CASH AT END OF PERIOD	$7,575,996	$1,832,078

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$399,465	$134,717

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock	$—	$1,000,000
Warrants issued	$—	$3,536,154
Director compensation settled with equity	$246,150	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of these interim condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from contracted services, and collecting amounts owed to us.

Our 2024 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements. On December 1, 2023, we entered into the December 2023 Note Purchase Agreement (as defined below) with institutional investors pursuant to which we issued and sold to the investors the December 2023 Notes (as defined below) in the principal amount of up to $6.0 million and the December 2023 Warrants (as defined below) to purchase shares of our Common Stock.

In addition, on May 3, 2024, we received a payment of approximately $9.4 million arising from a residual economic interest in a salvaged shipwreck. The balance of the proceeds from the December 2023 Notes and a portion of the proceeds received in May 2024, together with other anticipated cash inflows, are expected to provide sufficient operating funds through at least the fourth quarter of 2024.

Our consolidated non-restricted cash balance at June 30, 2024 was $7.6 million. We have a working capital deficit at June 30, 2024 of $29.7 million. The total consolidated book value of our assets was approximately $26.3 million at June 30, 2024, which includes cash of $7.6 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding our condensed consolidated financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity and have prepared them in accordance with our customary accounting practices.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, both domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through non-controlling interests in the condensed consolidated balance sheets and net income or loss attributable to redeemable non-controlling interests in the condensed consolidated statements of operations. The results of operations attributable to the non-controlling interest are presented within equity and net income or loss and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing inter-company balances, which are eliminated upon consolidation, include features allowing the liabilities of Exploraciones Oceánicas S. de R.L. de CV (“ExO”) and Oceanica Resources, S. de R.L. (“Oceanica”), majority-owned subsidiaries of the Company, to be converted into additional equity of a subsidiary, which, if exercised, could increase the Company’s direct or indirect interest in the non-wholly owned subsidiaries.

Use of Estimates

Management used estimates and assumptions in preparing these condensed consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

Bismarck Exploration License

The Company follows the guidance pursuant to Financial Accounting Standards Board (“FASB”) ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”) in accounting for the exploration license held by Bismarck Mining Corporation, Ltd., (the “Bismarck Exploration License”). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The Company was notified in November 2023 that the 2022 exploration license renewal application was approved. The Bismarck Exploration License is not dependent on another asset or group of assets that could potentially limit the useful life of the Bismarck Exploration License. We test the Bismarck Exploration License for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance of the ASC 350. We did not have any impairment indicators for the three and six months ended June 30, 2024 and 2023.

Investment in Unconsolidated Entities

As discussed in Note 6, Investment in Unconsolidated Entities, the Company has cost basis method investments and equity method investments with related parties. As of June 30, 2024 and December 31, 2023, there were no variable interest entities (“VIE”) for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually.

Long-Lived Assets

We did not have any impairment indicators related to long-lived assets for the three and six months ended June 30, 2024 and 2023.

Earnings Per Share (“EPS”)

Basic EPS has been computed pursuant to FASB ASC Topic 260, Earnings Per Share, and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options, restricted stock units and warrants and use the if-converted method to compute potential common shares from preferred stock, convertible notes or other convertible securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average market price during the period	$4.29	$3.24	$4.37	$3.22
Option awards	1,529,824	1,064,355	1,000,722	1,045,933
Unvested restricted stock awards	10,087	207,774	—	10,999
Convertible notes	341,776	585,735	147,134	—
Common Stock Warrant related	10,923,525	11,977,294	1,819,473	11,977,294
Put Options	3,871,880	—	—	—

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net (loss) income attributable to Odyssey Marine Exploration, Inc.	$(1,527,103)	$(4,931,609)	$1,970,921	$17,376,078
Numerator:
Basic net (loss) income available to stockholders	$(1,527,103)	$(4,931,609)	$1,970,921	$17,376,078
Fair value change of debt instruments	—	—	(243,253)	—
Fair value change of warrants	—	—	(682,667)	—
Fair value change of convertible debt	—	—	(354,411)	—
Diluted net (loss) income available to stockholders	$(1,527,103)	$(4,931,609)	$690,590	$17,376,078

Denominator:
Weighted average common shares outstanding – Basic	20,481,072	19,918,677	20,453,503	19,793,265
Dilutive effect of options	—	—	69,816	4,533
Dilutive effect of other derivative instruments	—	—	3,871,880	171,361
Dilutive effect of warrants	—	—	1,777,412	—
Dilutive effect of convertible instruments	—	—	189,502	88,735
Weighted average common shares outstanding – Diluted	20,481,072	19,918,677	26,362,113	20,057,894

Net (loss) income per share:
Basic	$(0.07)	$(0.25)	$0.10	$0.88
Diluted	$(0.07)	$(0.25)	$0.03	$0.87

Segment Reporting

We evaluate the products and services that produce our revenue and the geographical regions in which we operate to determine reportable segments in accordance with ASC 280 – Segment Reporting. Based on that evaluation, we have determined that we have only one operating segment and therefore we do not disclose segment information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-09 on the Company’s condensed consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE AND OTHER RELATED PARTY, NET

Our accounts receivable consist of the following:

	June 30, 2024	December 31, 2023
Related party (see Notes 5 and 6)	$75,573	$46,394
Other	—	63,926
Total accounts receivable and other, net	$75,573	$110,320

NOTE 4 – OTHER CURRENT ASSETS

Our other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid assets	$231,261	$608,353
Other	124,437	119,820
Deposits	35,266	15,266
Total other current assets	$390,964	$743,439

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 5 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company provides services to and owns approximately 15.2% of the equity interests in CIC Limited (“CIC”), a deep-sea mineral exploration company. The Company’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.5% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee to address any matters relating to CIC. The Company is providing services to CIC in accordance with the terms of a Services Agreement pursuant to which Odyssey provides certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea mineral related services on a cost-plus profit basis and is compensated for these services with a combination of cash and equity in CIC.

We invoiced CIC for technical services a total of $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, which amounts are recorded in Marine services in our condensed consolidated statements of operations. The Company is paid in equity for its services. In addition, the Company has the option to accept equity for payment of cash expenditures due from CIC in lieu of cash. The Company has not opted to accept equity from CIC in lieu of cash for its cash expenditures.

Ocean Minerals, LLC

The Company provides services to Ocean Minerals, LLC (“OML”), a deep-sea mineral exploration company in which we hold approximately 7.0% of the equity interests (see Note 6, Investment in Unconsolidated Entities). The Company is providing these services to OML pursuant to the Contribution Agreement (defined below) that provides for deep-sea mineral related services on a cost-plus profit basis and will be compensated for these services with equity in OML.

See Note 6, Investment in Unconsolidated Entities, for amounts the Company invoiced OML during the three and six months ended June 30, 2024 and 2023.

Salvage Agreement

The Company holds a 40% interest in proceeds under a salvage agreement from our legacy shipwreck business. A company controlled by Mr. Justh obtained the right to the remaining 60% of those proceeds from an unrelated third party in exchange for the obligation to finance legal expenses relating to the recovery of the proceeds, pursuant to a funding arrangement to which the Company is also a party. Odyssey and Mr. Justh’s controlled entity will be responsible for any remaining legal costs on a pro rata basis.

On May 3, 2024, the Company received a payment of approximately $9.4 million arising from its residual economic interest in one of the shipwrecks, which is recorded in Residual economic interest in shipwreck in our condensed consolidated statements of operations. The entity controlled by Mr. Justh also received a payment arising from the shipwreck.

Oceanica and ExO

Odyssey and its subsidiary, Oceanica Marine Operations S.R.L. (“OMO”), hold three notes (the “`Oceanica-ExO Notes”) issued and/or guaranteed by our majority-owned subsidiaries, ExO and Oceanica, in the aggregate principal amount of approximately $23.0 million, which was advanced to ExO and Oceanica to fund working capital, exploration and legal expenses. Approximately $11.4 million was advanced to ExO and Oceanica between 2012 and 2014, and approximately $7.6 million between 2015 and 2017; the balance has been advanced since 2017. In addition, Odyssey provides management and administrative services to ExO and funds ExO’s ongoing administrative expenses pursuant to a services agreement in exchange for a recurring monthly fee and reimbursement of funded amounts. The Oceanica-ExO Notes and outstanding receivables under the management and services agreement accrue interest at 18% per annum. Certain of Odyssey’s former and current directors and officers are also directors or officers of ExO and Oceanica.

As of June 30, 2024 and December 31, 2023, the aggregate outstanding amount, including accrued interest, of the Oceanica-ExO Notes was approximately $114.1 million and $105.0 million, respectively, and the aggregate receivable pursuant to the management and services agreement was approximately $1.1 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively.

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially own more than five percent of our Common Stock. FourWorld Capital Management LLC (“FourWorld”) beneficially owns approximately 20.0% of our Common Stock. Part of that holding includes two of FourWorld’s funds, each of which individually beneficially owns more than five percent of our Common Stock as of July 31, 2024, and has participated in our financial transactions: each of FW Deep Value Opportunities Fund LLC and FourWorld Global Opportunities Fund, Ltd beneficially owns approximately 6.0% of our Common Stock. Funds managed by Two Seas Capital LP (“Two Seas”) own approximately 9.99% of our Common Stock after giving effect to the 9.99% beneficial ownership limitation applicable to warrants held by its funds as of July 31, 2024. Greywolf Distressed Opportunities Master Fund, L.P. and its affiliates (“Greywolf”) beneficially own approximately 9.2% of our Common Stock as of July 31, 2024.

On June 10, 2022, we completed the 2022 Equity Transaction, in which FourWorld funds purchased 292,628 shares of our Common Stock and 2022 Warrants (as defined below) to purchase 292,628 shares of our Common Stock, Two Seas purchased 447,761 shares of our Common Stock and 2022 Warrants to purchase 447,761 shares of our Common Stock, and Greywolf purchased 940,298 shares of our Common Stock and 2022 Warrants to purchase 940,298 shares of our Common Stock. On August 31, 2023, FourWorld exercised 2022 Warrants to purchase 1,000 shares of Common Stock at $3.35 per share. As of June 30, 2024, FourWorld, Two Seas and Greywolf held 2022 Warrants to purchase 291,628 shares of our Common Stock, 447,761 shares of our Common Stock and 940,298 shares of our Common Stock, respectively, at an exercise price of $3.35 per share.

On March 6, 2023, we entered into the March 2023 Note Purchase Agreement, pursuant to which we issued the March 2023 Note and the March 2023 Warrants. FourWorld, Two Seas and Greywolf each purchased portions of the March 2023 Note and March 2023 Warrants. No principal was repaid during the six months ended June 30, 2024 and 2023. Interest payments during the six months ended June 30, 2024 are detailed below and there was no interest paid during the six months ended June 30, 2023.

•
FourWorld: Interest expense for the March 2023 Note held by FourWorld amounted to $33,282 and $65,676 for the three and six months ended June 30, 2024, of which $32,394 was capitalized to the principal on April 1, 2024 as paid-in-kind and $33,282 was paid in cash on June 29, 2024. As of June 30, 2024, FourWorld held March 2023 Warrants to purchase 285,715 shares of our Common Stock at an exercise price of $3.78 per share.
•
Two Seas: Interest expense for the March 2023 Note held by Two Seas amounted to $83,946 and $165,651 for the three and six months ended June 30, 2024, of which $81,705 was capitalized to the principal on April 1, 2024 as paid-in-kind and $83,946 was paid in cash on June 29, 2024. As of June 30, 2024, Two Seas held March 2023 Warrants to purchase 727,514 shares of our Common Stock at an exercise price of $3.78 per share.
•
Greywolf: Interest expense for the March 2023 Note held by Greywolf amounted to $215,717 and $425,675 for the three and six months ended June 30, 2024, of which $209,959 was capitalized to the principal on April 1, 2024 as paid-in-kind and $215,717 was paid in cash on June 29, 2024. As of June 30, 2024, Greywolf held March 2023 Warrants to purchase 1,851,852 shares of our Common Stock at an exercise price of $3.78 per share.

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement, in which FourWorld, Two Seas and Greywolf participated. No principal was repaid and no cash interest was paid during the three and six months ended June 30, 2024 and 2023. Any accrued and unpaid interest is capitalized to the principal as paid-in-kind on a quarterly basis on the first day immediately following the close of the quarter.

•
FourWorld: Interest expense for the December 2023 Notes held by FourWorld amounted to $14,220 and $28,060 for the three and six months ended June 30, 2024, which was accrued as of June 30, 2024. As of June 30, 2024, FourWorld held December 2023 Warrants to purchase 117,648 shares and 17,631 shares of our Common Stock at an exercise price of $4.25 per share and $7.09 per share, respectively.
•
Two Seas: Interest expense for the December 2023 Notes held by Two Seas amounted to $56,880 and $112,242 for the three and six months ended June 30, 2024, which was accrued as of June 30, 2024. As of June 30, 2024, Two Seas held December 2023 Warrants to purchase 470,588 shares and 70,521 shares of our Common Stock at an exercise price of $4.25 per share and $7.09 per share, respectively.
•
Greywolf: Interest expense for the December 2023 Notes held by Greywolf amounted of $28,440 and $56,121 for the three and six months ended June 30, 2024, which was accrued as of June 30, 2024. As of June 30, 2024, Greywolf held December 2023 Warrants to purchase 235,295 and 35,261 shares of our Common Stock at an exercise price of $4.25 per share and $7.09 per share, respectively.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	June 30, 2024	December 31, 2023
CIC Limited	$4,776,824	$4,514,618
Ocean Minerals, LLC	4,756,709	4,487,028
Chatham Rock Phosphate, Limited	—	—
Neptune Minerals, Inc.	—	—
Investment in unconsolidated entities	$9,533,533	$9,001,646

CIC Limited

Due to the structure of CIC, we determined this venture to be a VIE consistent with ASC 810. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. We record our investment under the cost method as this company is incorporated and we have determined we do not exercise significant influence over the entity. We provide services to CIC, as detailed in Note 5, Related Party Transactions. We assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

Ocean Minerals, LLC

On June 4, 2023, Odyssey, Odyssey Minerals Cayman Limited, a wholly owned subsidiary of Odyssey (the “Purchaser”), and OML entered into a Unit Purchase Agreement (as amended on July 1, 2023, October 3, 2023 and October 17, 2023, the “OML Purchase Agreement”) pursuant to which the Purchaser agreed to purchase, and OML agreed to issue and sell to the Purchaser, an aggregate of 733,497 membership interest units of OML (the “Purchased Units”) for a total purchase price of $15.0 million. After giving effect to the issuance and sale of all the Purchased Units, the Purchased Units represented approximately 15.0% of the issued and outstanding membership interest units of OML (based upon the number of membership interest units outstanding on June 1, 2023).

At June 30, 2024 and December 31, 2023, Odyssey owned approximately 7.0% and 6.3%, respectively, of the issued and outstanding membership interest units of Ocean Minerals, LLC (“OML”). The Company determined that OML is a VIE as it does not have sufficient equity at-risk to permit OML to finance its activities without additional subordinated financial support. However, as Odyssey’s lack of power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method.

Equity Exchange Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Exchange Agreement”) pursuant to which such members of OML have the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s common stock.

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

The Equity Exchange Agreement is a liability within the scope of ASC 480 that is initially measured at fair value and was included within the initial consideration transferred. Subsequently, changes in the fair value of the liability will be recognized in earnings and not as an adjustment to the cost basis of the Company’s investment in OML.

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

Equity Method of Accounting

The Company has determined that OML operates more like a partnership, and as the Company holds more than 3%—5% and has greater than virtually no influence over OML, the investment is within the scope of ASC 323, Investments – Equity and Joint Ventures. Odyssey applied the equity method investment accounting for its interest in OML, starting on July 3, 2023. As a result, OML is considered a related party. The Company further concluded that the initial closing consideration transferred is $10.3 million, and includes the cash amount paid, the fair value of the contribution of ORI, the fair value of the second and third closings and Equity Exchange Agreement, and acquisition costs. Furthermore, the total consideration transferred is allocated to the different components identified in the OML Purchase Agreement based on their closing date fair value, including, (1) the Initial OML Units, (2) the Second OML Units option, (3) the Third OML Units option and (4) the Optional Units, each as defined below, as well as the Equity Exchange Agreement as previously defined above. Through a series of transactions pursuant to the OML Unit Purchase Agreement, the Company agreed to pay a total purchase price of $15 million, or $20.45 per unit, for 733,497 units, as follows:

(1)
The Initial Closing – The Company purchased 293,399 of the Purchased Units (the “Initial OML Units”), representing approximately 6.28% of the OML Units, in return for the initial purchase price of $1.0 million cash and Odyssey’s shares of ORI. The initial closing of the purchase and sale of the Purchased Units was amended to July 3, 2023.
(2)
The Second Closing – The Company agreed to purchase 195,599 of the Purchase Units (the “Second OML Units”) in return for the second purchase price of $4.0 million, payable in cash at that time (“Second Closing”). The parties entered into the third amendment to the OML Purchase Agreement to amend the closing date of the Second Closing to be February 16, 2024, the fourth amendment to amend the closing date of the Second Closing to June 28, 2024, and the fifth amendment to amend the closing date of the Second Closing to September 30, 2024.
(3)
The Third Closing – The Company agreed to purchase 244,499 of the Purchased Units (the “Third OML Units”) in return for the purchase price of $5 million, payable in cash at that time. Pursuant to the fifth amendment to the OML Purchase Agreement, the third closing (“Third Closing”) will occur on the date that is six months from the date of the Second Closing.
(4)
Optional Units – The Company has the option to purchase up to additional 1,466,993 of OML Interest Units (“the Units”), at the Company’s discretion (“Optional Units”), at the agreed upon price of $20.45 per unit within the eighteen-month anniversary of the Initial Closing Date, July 3, 2023. The recorded asset value of this option is $5.7 million on June 30, 2024. The Optional Units are within the scope of ASC 321 and would therefore, be initially recognized at cost as part of the initial consideration transferred, and thereafter, will be accounted for under the measurement alternative at cost with adjustments related to impairment and observable market conditions. If the Company does not purchase all the Optional Units prior to the eighteen-month anniversary, the Company may purchase any of such unpurchased Optional Units at the higher price of (i) a discount of 10% to the price paid for which OML sold the Units in the most recent transaction for the Units immediately preceding such discounted purchase of Optional Units or (ii) $20.45. On October 17, 2023, the parties entered into the third amendment to the OML Purchase Agreement to remove the second part of the Optional Units provision. Therefore, as of the amendment date, the Company may only purchase the Optional Units through January 2, 2025 (eighteen months from the Initial Closing Date) (“Optional Units Amendment”).

The Company concluded that the Second OML Units option, the Third OML Units option and the Optional Units are within the scope of ASC 321 Investments – Equity and Joint Ventures and would therefore be initially recognized at cost as part of the initial consideration transferred, and thereafter will be accounted for under the measurement alternative at cost with adjustments related to impairment and observable market adjustments. The Company concluded that the Contribution Agreement is within the scope of ASC 606, Revenue from Contracts with Customers, as the services provided are within the Company’s ordinary activities, and OML is therefore considered a customer of Odyssey. During the three and six months ended June 30, 2024, we invoiced OML for technical services a total of $50,780 and $0.1 million, respectively, recorded in Marine services in our condensed consolidated statements of operations. The Company concluded that the Equity Exchange Agreement is a liability within the scope of ASC 480, Distinguishing Liabilities from Equity, that is initially measured at fair value and will be included within the initial consideration transferred. Subsequently, changes in the fair value of the liability will be recognized in earnings and not as an adjustment to the cost basis of Odyssey’s investment in OML. As part of the Initial Closing, Odyssey transferred its equity interest of ORI, free of debt of the finance liability owed on the sale-leaseback arrangement. This portion was determined to be part of the Initial Consideration Transferred, as of July 3, 2023, as it meets the definition of a subsidiary of the acquirer.

ASC 805, Business Combination, further provides that the consideration transferred in a business combination is measured at fair value, determined in accordance with ASC 820, Fair Value Measurement, except for (i) assets and liabilities transferred that remain under the control of the acquiree after the business combination, and (ii) any portion of the acquirer’s shared-based replacement awards exchanged for awards held by the acquiree’s grantees included in the consideration transferred. Therefore, the Company determined that although the OML Purchase Agreement provides that the contractual amount of ORI is $5.0 million, the Company is required to determine whether the contractual amount represents the fair value of the transferred asset. It is further noted that ORI primarily consists of one asset (the “Retriever asset”) that was previously acquired and refurbished by Odyssey. Given the uniqueness of the asset, a 6,000-meter rated remotely operated vehicle (“ROV”), and its then-relatively recent acquisition and refurbishment, the Company determined to apply the cost method in order to evaluate the estimated fair value of the asset of $3.3 million. The Company transferred ORI but retained the obligation to pay the lease payments for the Retriever asset as the Company retained the obligation to continue making payments. The net book value of ORI as of July 3, 2023 was $3.1 million. Therefore, at the Closing Date, Odyssey recognized a Gain on the sale of an entity in the consolidated statement of operations in the amount of $174,107 related to the disposal of ORI.

The Company determined that the initial Closing Consideration is as follows:

Cash Consideration	$1,000,000
Fair value of Odyssey Retriever, Inc.	3,280,261
Fair value of the Second Closing	676,921
Fair value of the Third Closing	769,875
Fair value of the Equity Exchange Agreement	4,516,007
Transaction costs	49,988
Initial closing consideration	$10,293,052

At June 30, 2024 and December 31, 2023, the Company’s accumulated investment in OML was $4.8 million and $4.5 million, respectively, which is classified as an investment in unconsolidated entities in our condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the company recognized an increase of $1.0 million and a decrease of $0.2 million, respectively, in the put option liability assumed in the condensed consolidated statement of operations to record the fair value adjustment of the equity exchange agreement.

For the three and six months ended June 30, 2024, based on estimated financial information for our equity-method investee, we recognized a Loss on Equity Method Investment of $0.1 million and $0.3 million in the condensed consolidated statement of operations for our proportionate share of the net loss of our equity method investee, which decreased our net income for the three and six months ended June 30, 2024 in our consolidated statement of operations. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our condensed consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

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

Chatham Rock Phosphate, Limited.

We have an ownership of approximately a 1% in Chatham Rock Phosphate, Limited (“CRPL”). We record our investment under the cost method. During 2012, we performed deep-sea mining exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1.7 million. As payment for these services, CRP issued 9,320,348 ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now CRPL. In exchange for our 9,320,348 shares of CRP, we received 141,884 shares of CPRL, which represents equity ownership of, at most, approximately 1% of the surviving entity with zero value. We continue to carry the value of our investment in CPRL at zero in our consolidated financial statements.

NOTE 7 - INCOME TAXES

During the six months ended June 30, 2024, we generated a federal taxable income of $2.4 million and generated $4.9 million of foreign net operating loss (“NOL”) carryforwards. As of June 30, 2024, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $210.0 million and net operating loss carryforwards for foreign income tax purposes of approximately $51.0 million. From 2025 through 2027, approximately $29.0 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2023 of approximately $53.0 million will be carried forward indefinitely.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

Contingency

ExO owes consultants success fees of up to $0.7 million that are contingent upon the approval and issuance of the Environmental Impact Assessment (“EIA”). The EIA has not been approved as of the date of this report and the contingent success fees have not been accrued.

Lease commitments

At June 30, 2024, the right-of-use (“ROU”) asset and lease obligation for our corporate office operating lease were $25,056 and $26,579, respectively.

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the remainder of 2024 and thereafter are as follows:

Year ending December 31,	Annual payment obligation
2024	$26,913

We recognized approximately $53,188 and $53,084 in rent expense associated with these leases for the three months ended June 30, 2024 and 2023, respectively, and $109,846 and $123,911 for the six months ended June 30, 2024 and 2023, respectively, which was recorded in Marketing, general and administrative expenses on the condensed consolidated statement of operations.

NOTE 9 –LOANS PAYABLE

The Company’s consolidated loans payable consisted of the following carrying values at:

	Note payable
	June 30, 2024	December 31, 2023
March 2023 Note	$15,689,588	$14,858,816
December 2023 Note	6,203,330	6,000,000
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	158,014	468,751
Pignatelli note	500,000	500,000
37N Note	574,191	804,997
Finance liability (Note 14)	4,157,845	4,112,332
Total Loans payable	$27,916,977	$27,378,905
Less: Unamortized deferred lender fee	(52,199)	(106,488)
Less: Unamortized deferred discount	(1,926,150)	(3,955,449)
Total Loans payable, net	$25,938,628	$23,316,968
Less: Current portion of loans payable	(21,670,783)	(15,413,894)
Loans payable—long term	$4,267,845	$7,903,074

March 2023 Note and Warrant Purchase Agreement

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”) in the principal amount of up to $14.0 million and (b) a warrant (the “March 2023 Warrants” and, together with the March 2023 Note, the “Securities”) to purchase shares of our Common Stock.

On January 30, 2024, the March 2023 Warrants were amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrants meets the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the March 2023 Warrants are now recognized as a derivative liability, which was initially measured at fair value and any subsequent changes in fair value will be recognized in earnings in the period incurred.

The amended March 2023 Warrants were measured using the Black-Scholes valuation method on January 30, 2024, and re-classified from equity to warrant liability. The difference between the warrant liability and initial equity balance was recognized as an additional discount to additional paid-in capital (“APIC”). The change in fair value of the March 2023 Warrants for the three and six months ended June 30, 2024 was an increase of $2.2 million and a decrease of $0.3 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at June 30, 2024 was $7.4 million.

For the three months ended June 30, 2024 and 2023, we incurred $0.6 million and $0.5 million, respectively, of interest expense from the amortization of the debt discount and $16,628 and $16,268, respectively, interest from the fee amortization which has been recorded in interest expense on the condensed consolidated Statement of Operations.

For the six months ended June 30, 2024 and 2023, we incurred $1.2 million and $0.8 million, respectively, of interest expense from the amortization of the debt discount and $32,537 and $20,916, respectively, interest from the fee amortization which has been recorded in interest expense on the condensed consolidated Statement of Operations.

The June 30, 2024 carrying value of the debt was $15.2 million, which includes interest Paid-In-Kind (“PIK”) of $1.7 million, and was net of unamortized debt fees of $12,157, net of unamortized debt discount of $0.5 million associated with the fair value of the warrant. The total face value of this obligation on June 30, 2024, and December 31, 2023, was $15.7 million and $14.9 million, respectively.

December 2023 Notes and Warrant Purchase Agreement

On December 1, 2023, we entered into a Note and Warrant Purchase Agreement (the “December 2023 Note Purchase Agreement”) with institutional investors pursuant to which we issued and sold to the investors (a) a series of promissory notes (the “December 2023 Notes”) in the aggregate principal amount of up to $6.0 million and (b) two tranches of warrants (the “December

2023 Warrants” and, together with the December 2023 Notes, the “December 2023 Securities”) to purchase shares of our Common Stock.

The Company determined that the December 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the December 2023 Warrants were recognized as derivative liabilities and were initially measured at fair value with subsequent gains or losses due to changes in fair value recognized in the condensed consolidated statement of operations.

The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt. We incurred $65,500 in related expenses, which are being amortized over the term of the December 2023 Note Purchase Agreement and charged to interest expense. The total proceeds of $6.0 million were allocated between debt and warrant liability by recognizing the warrants at their full fair value and allocating the residual proceeds to the December 2023 Notes. The initial fair value of the December 2023 Warrants was $2.4 million, resulting in a corresponding discount on the December 2023 Notes which is being amortized over the remaining term of the December 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense.

For the three and six months ended June 30, 2024, we recorded $0.4 million and $0.8 million, respectively, of interest expense from the amortization of the debt discount and $10,877 and $21,754, respectively, of interest from the fee amortization.

At June 30, 2024, the carrying value of the debt was $4.7 million and was net of unamortized debt fees of $40,041, net of unamortized debt discount of $1.5 million associated with the fair value of the warrant. The total face value of this obligation at June 30, 2024 was $6.2 million. The current interest rate of the December 2023 Notes was 11.0%.

Emergency Injury Disaster Loan

The Company obtained an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) with a principal amount of $150,000, which was used for working capital purposes. The Company made payments amounting to $2,193 and $4,386 for each of the three and six months ended June 30, 2024 and 2023, respectively. All payments reduce accrued interest first and are then applied against principal. As of June 30, 2024, the Company’s principal balance on the EIDL Loan amounted to $150,000 and is recorded as Loans payable in the condensed consolidated balance sheets.

Vendor Note Payable

We currently owe a vendor $0.5 million as an interest-bearing trade payable. This trade payable bears simple annual interest at a rate of 12%. As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August 2018. Even though this agreement has matured, the creditor has not demanded payment. There are no covenant requirements to meet that would expose the Company to default situations.

AFCO Insurance Note Payable

On November 1, 2023, we entered into the Premium Finance Agreement (“AFCO Insurance Note Payable”) with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 4.95% per annum, maturing on October 31, 2024. As of June 30, 2024, the Company’s balance on the AFCO Insurance Note Payable amounted to $158,014 and is recorded as Loans payable in the condensed consolidated balance sheets.

Pignatelli

On March 6, 2023, Odyssey issued a new Unsecured Convertible Promissory Note in the principal amount of $0.5 million to Mr. Pignatelli that bears interest at the rate of 10.0% per annum convertible into common stock of Odyssey at a conversion price of $3.78 per share. As of June 30, 2024, the Company’s balance on this convertible note amounted to $0.5 million, and is recorded as Loans payable in the condensed consolidated balance sheets. Accrued interest on this promissory note is $66,164 and included within Accrued interest in the condensed consolidated balance sheets.

37North

On June 29, 2023 we entered into a Note Purchase Agreement (“Note Agreement”) with 37North SPV 11, LLC (“37N”) pursuant to which 37N agreed to loan us $1.0 million. The proceeds from this transaction were received in full on June 29, 2023. Pursuant to the Note Agreement, the indebtedness was non-interest bearing and matured on July 30, 2023. At any time from 31 days after the maturity date, 37N has the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 120% of the amount of the indebtedness, by (B) the lower of $3.66 or 70% of the 10-day volume-weighted average principal (“VWAP”) market trading price of Common Stock. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness is not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or (iii) such number of shares of Common Stock that would violate the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.

Any time prior to maturity, we had the option to prepay the indebtedness at an amount of 108% of the unpaid principal. From the maturity date to 29 days after the maturity date (August 27, 2023), we were permitted to repay all (but not less than) of an amount equal to 112.5% of the unpaid amount of the indebtedness. At any time after the 30th day after the maturity date (August 28, 2023), we are permitted to repay all (but not less than) of an amount equal to 115% of the unpaid amount of the indebtedness after 10 days’ notice. If 37N delivers an exercise notice during this 10-day period, the note issued pursuant to the Note Agreement (the “37N Note”) would be converted to shares of Common Stock, instead of being repaid. As of June 30, 2024, we have not repaid this Note Agreement.

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

In June 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $230,806 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $3.6491, we issued 55,000 shares of our common Stock to 37N on June 24, 2024.

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

At June 30, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $0.6 million and $0.3 million, respectively, under Loans payable – short term and Litigation financing and other – long term.

At December 31, 2023, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $0.8 million and $0.7 million, respectively, under Loans payable – short term and Litigation financing and other – long term.

Accrued interest

Total accrued interest associated with our financings was $0.7 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively.

NOTE 10 - FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

		Fair Value
	Level	June 30, 2024	December 31, 2023
Liabilities
37N Note embedded derivative	3	$251,298	$702,291
Put option liability	3	5,393,909	5,637,162
Litigation financing	3	53,461,815	52,115,647
Warrant liabilities issued with debt (December 2023 Warrants)	3	3,397,288	2,392,563
Warrant liabilities issued with equity (2022 Warrants)	3	13,046,608	13,399,822
March 2023 Warrants	3	7,424,985	—
Total of fair valued liabilities		$82,975,903	$74,247,485

At June 30, 2024, the Company recorded the 37N Note at fair value, Level 3, for which the valuation techniques used to measure the fair value of the Company’s debt instruments are generally based on observable inputs other than quoted prices in active market. The OML equity exchange agreement, that results in a Put option liability (the “Put Option”), and Litigation financing are measured at fair value, Level 3. The OML Put Option valuation was based on the exercise period of the equity exchange agreement, share price and volatility. The Litigation Financing valuation was based on the following assumptions: amounts funded by the Funder, the corresponding IRR calculation, applicable percentage applicable to the recovery percentage calculation and management’s good-faith estimates for estimated outcome probabilities and estimated debt repayment dates. The 2022 Warrants, the December 2023 Warrants and the March 2023 Warrants are measured at fair value, Level 3, using a Black-Scholes valuation model. The assumptions used in this model included the use key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

Changes in our Level 3 fair value measurements were as follows:

	March 2023 Warrants	37N Note embedded derivative	Put option liability	Litigation financing	December 2023 Warrants	2022 Warrants	Total
Year ended December 31, 2023	$—	$702,291	$5,637,162	$52,115,647	$2,392,563	$13,399,822	$74,247,485
Change in fair value	(2,491,420)	(365,434)	(1,252,385)	576,173	(124,091)	(4,197,744)	(7,854,901)
Classification of warrants as liability	7,754,438	—	—	—	—	—	7,754,438
Three months ended March 31, 2024	5,263,018	336,857	4,384,777	52,691,820	2,268,472	9,202,078	74,147,022
Debt conversion - 55,000 common shares		(96,582)					(96,582)
Change in fair value	2,161,967	11,023	1,009,132	769,995	1,128,816	3,844,530	8,925,463
Six months ended June 30, 2024	$7,424,985	$251,298	$5,393,909	$53,461,815	$3,397,288	$13,046,608	$82,975,903

Year ended December 31, 2022	$—	$—	$—	$45,368,948	$—	$13,602,467	$58,971,415
Change in fair value	—	—	—	1,685,517	—	(4,732,403)	(3,046,886)
Other	—	—	—	2,528	—	—	2,528
Three months ended March 31, 2023, As Restated	—	—	—	47,056,993	—	8,870,064	55,927,057
Issuance of new instrument	—	423,696	—	—	—	—	423,696
Issuance of new funding	—	—	—	4,633	—	—	4,633
Change in fair value	—	—	—	1,682,988	—	1,076,881	2,759,869
Six months ended June 30, 2023, As Restated	$—	$423,696	$—	$48,744,614	$—	$9,946,945	$59,115,255

Additional information about the Litigation Financing liability, the 2022 Warrants, the December 2023 Warrants and the March 2023 Warrants is included in Note 9, Loans Payable.

Derivative Financial Instruments

Litigation financing

On June 14, 2019, Odyssey and ExO (together, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (the “Agreement”), as amended in January 2020, December 2020, June 2021 and March 2023, pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the “Project”), on our own behalf and on behalf of ExO and United Mexican States (the “Subject Claim”). Pursuant to the Agreement, as amended, the Funder agreed to specified fees and expenses regarding the Subject Claim (the “Claims Payments”) incrementally and at the Funder’s sole discretion.

The fair value of this derivative instrument at June 30, 2024 and December 31, 2023 was $53.5 million and $52.1 million, respectively, and is recorded in our consolidated balance sheet in Litigation financing and other.

The Company determined that the financing arrangement was a derivative, measured at fair value within the scope of ASC 815 Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation on June 30, 2024 and December 31, 2023 was $53.5 million and $52.1 million, respectively, with changes in the fair value of increases of $0.8 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and increases of $1.4 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively.

37N Note

See Note 9, Loans Payable, for discussion related to the accounting for the 37N embedded derivative.

Warrant Liability

2022 Warrants

On June 10, 2022, we sold an aggregate of 4,939,515 shares of our Common Stock and the 2022 Warrants to holders to purchase up to 4,939,515 shares of our Common Stock (“2022 Warrants”). The net proceeds received from sale, after offering expenses of $1.8 million, were $14.7 million. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $3.35 (the “2022 Warrant Price”) per share of common stock. Each unit was sold at a negotiated price of $3.35 per unit. The 2022 Warrants are exercisable at any time beginning on December 10, 2022, and ending on the close of business on June 10, 2027.

The Company determined that the 2022 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the input related to the price per share and any non-cash consideration. Management determined that this input would preclude the 2022 Warrants from being indexed to the Company’s stock given that this input could be affected by variables that are extraneous to the pricing of a fixed-for-fixed option or forward contract on equity shares. As such, the 2022 Warrants were recognized as derivative liabilities and will be initially and subsequently measured at fair value with the gain or loss due to changes in fair value recognized in the current period. The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt.

The fair value of the obligation on June 30, 2024 and December 31, 2023 was $13.0 million and $13.4 million, respectively, with changes in the fair value of increases of $3.8 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and decreases of $0.4 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively.

March 2023 Warrants and December 2023 Warrants

See Note 9, Loans Payable, for discussion related to the accounting for the March 2023 Warrants and the December 2023 Warrants.

Put Option Liability

See Note 6, Investment in unconsolidated entities, for discussion regarding the Ocean Minerals, LLC Exchange Agreement.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Compensation and incentives	$2,037	$5,239
Professional services	337,192	296,332
Deposits	450,000	450,000
Interest	685,956	912,915
Exploration license fees	7,431,053	6,828,872
Total accrued expenses	8,906,238	8,493,358

Deposits consist of an earnest money deposit from CIC, which relates to a draft agreement related to the potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or consummated.

NOTE 12 – STOCKHOLDERS’ EQUITY/(DEFICIT)

Share-Based Compensation

The Company recorded share-based compensation expense related to our options and restricted stock units of $0.1 million and $0.3 million, for the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $0.4 million, for the six months ended June 30, 2024 and 2023, respectively.

On January 29, 2024, we granted options to purchase an aggregate of 90,000 shares of Common Stock to directors, options to purchase an aggregate of 200,000 shares of common stock to officers, and options to purchase an aggregate of 302,000 shares of common stock to employees. The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model (“BSM”), which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. Expected volatilities are based on the historical volatility of the Company’s stock as well as other companies operating similar businesses. The expected term (in years) is determined using historical data to estimate option exercise patterns. Forfeitures are recognized in compensation cost when they occur. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk-free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option.

The Company used the following assumptions for the BSM to determine the fair value of the stock options granted during the six months ended June 30, 2024.

January 29, 2024
Risk free interest rate	3.97%
Expected life	5 years
Expected volatility	62.42%
Expected dividend yield	—
Grant-date fair value	2.61

NOTE 13 – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

For the three and six months ended June 30, 2024, we had two customers, CIC and OML, both of which are related parties (see Note 5, Related Party Transactions), that accounted for 100% of our total revenue. For the three and six months ended June 30, 2023, we had one customer, CIC, which is a related party, that accounted for 100% of our total revenue.

As of both June 30, 2024 and December 31, 2023, the Company held cash in financial institutions that were over the federally insured limits. The Company has not incurred losses on these accounts.

NOTE 14 – SALE-LEASEBACK FINANCING OBLIGATIONS

During the year ended December 31, 2023, the Company’s subsidiaries sold marine equipment to third-party buyers for an aggregate of $4.5 million. Simultaneously with each sale, the subsidiaries entered into lease agreements with each buyer of the respective marine equipment (the sale of the property and simultaneous leaseback is referred to as a “sale-leaseback”).

The Company accounted for the sale-leaseback transactions as financing transactions with the purchasers of the property in accordance with ASC Topic 842 as the lease agreements were determined to be finance leases. The Company concluded the lease agreements both met the qualifications to be classified as finance leases due to the obligation to repurchase the equipment.

ORI was one of Odyssey’s subsidiaries that entered into one of the sale-leaseback financing obligations noted above. As noted in Note 6, Investment in Unconsolidated Entity, Odyssey transferred all of its shares in ORI to OML as part of the Investment in OML. Pursuant to the OML Purchase Agreement, Odyssey is obligated to pay all amounts owed for rent and the repurchase of the marine equipment under the sale-leaseback agreement.

As of June 30, 2024 and December 31, 2023, the carrying values of the financing liabilities were $4.2 million and $4.1 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the remainder of 2024 and thereafter are as follows:

Year Ending December 31,	Annual payment obligation
2024	$270,000
2025	540,000
2026	540,000
2027	4,710,000
Thereafter	—
$6,060,000

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

Our subsea project portfolio contains multiple projects in various stages of development throughout the world and across different mineral resources. We regularly evaluate prospective resources to identify new projects. In addition to conducting geological assessments, we also analyze licensing regulations to assure rights can be secured, business development models, and commercial viability factors; all which factor into our decision making on whether and how to pursue opportunities in the best interest of our stockholders.

Subsea Mineral Exploration Projects

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
•
Sound propagation studies concluded that noise levels generated during dredging would be similar to whale-watching vessels, merchant ships and commercial fishing ships that already regularly transit this area, proving the system is not a threat to marine mammals.

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

In addition, in April 2019, we filed a claim under the North American Free Trade Agreement (“NAFTA”) against Mexico to protect our stockholders’ interests and significant investment in the project.

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
•
VALUE: A phosphate market analyst testified that the project’s projected CAPEX and OPEX would make the project one of the lowest cost phosphate ore resources in the world, and experts testified the project would be commercially viable and profitable.

Odyssey’s filings are available at www.odysseymarine.com/nafta. The procedural calendar and case filings are available on the ICSID website. The NAFTA Tribunal hearing took place in early 2022. In accordance with the procedural calendar, written post-hearing briefs were filed in September 2022. The evidentiary phase of the case is now closed, and the Tribunal has begun its deliberations. On June 10, 2024, Odyssey received a letter from ICSID advising that the Tribunal’s determinations are in the process of being translated. Odyssey cannot predict when the translations will be completed and a ruling will be issued, but we remain confident in the merits of our case.

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for arbitration costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See Note 9, Loans Payable).

CIC Project:

CIC Limited (“CIC”) is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of development of the project. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster.

In February 2022, the Cook Islands Seabed Minerals Authority (“SBMA”) awarded CIC a five-year exploration license beginning June 2022. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling and testing of vessels and equipment, which informed requirements for viable operational functions as the basis for a longer term operation over the license period. The early operations also resulted in preliminary resource sampling, which will ultimately accrue to the resource evaluation and regional environmental assessment.

Through a wholly owned subsidiary, we have earned and now hold approximately 15.2% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company.

We have the ability to earn up to an aggregate of 20.0 million equity units over the next calendar year, which represents an approximate 16.0% interest in CIC, based upon the currently outstanding equity units. This means we can earn approximately 1.2 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to CIC (see Note 6, Investment In Unconsolidated Entity).

Ocean Minerals, LLC Project:

Ocean Minerals, LLC (“OML”) is a deepwater critical minerals exploration and development company incorporated in the Cayman Islands. Moana Minerals Limited (“Moana Minerals”) is a wholly owned subsidiary of OML and is a deepwater critical metals exploration and development company incorporated in the Cook Islands with offices and operations based in Rarotonga, Cook Islands. In February 2022, the SBMA awarded Moana Minerals a five-year exploration license (“EL3”) for a 23,630 square kilometer area in the Cook Islands’ EEZ.

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

OML continues to advance its understanding of the resources and environment in its license area and work toward eventual applications for an environmental permit and a resource mining license. OML expects to advance its current Joint Ore Reserve Committee (“JORC”) compliant report, substantially increasing resources reporting to indicated and measured confidence levels and completing its preliminary Feasibility Study, among other important project milestones it is working to achieve.

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

During 2023, Odyssey continued exploration in the exploration license area to continue to validate the geological prospectivity of the property. In addition to examining the regional geological and tectonic settings of the region, additional multibeam data and 127 geological samples were collected, and seven ROV dives were conducted. These activities increased Bismarck’s confidence in the presence of enriched mineral targets within the exploration license area. Likewise, two target sites were identified for future resource sampling. Future exploration will focus on continued sampling in these locations while working towards a defined resource assessment and gathering environmental baseline data to compile an environmental impact assessment.

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

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

	Three months ended June 30,		Change
Increase/(Decrease) (in thousands)	2024	2023	$	%
		(As Restated)		(As Restated)
Total revenue	$216	$173	$43	24.9%
Marketing, general and administrative	2,205	1,809	$396	21.9%
Operations and research	1,027	1,211	$(184)	(15.2)%
Total operating expenses	3,232	3,020	$211	7.0%
Total other income (expense)	(713)	(4,399)	$3,686	83.8%
Income tax benefit (provision)	—	—	$—	100.0%
Non-controlling interest	2,202	2,315	$(113)	(4.9)%
Net income (loss)	$(1,527)	$(4,932)	$3,405	69.0%

Revenue

The revenue generated in each period was a result of performing marine research and project administration services for our customers and related parties. Total revenue for the three months ended June 30, 2024 was $0.22 million, an increase of $43,000 as compared to $0.17 million for the three months ended June 30, 2023. We do not consider the fluctuation period over period to be significant.

One company to which we provided these services in both years is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an indirect interest in the company (see Note 5, Related Party Transactions). In addition, during 2024, we also provided services to OML, which is also a related party and that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses for the three months ended June 30, 2024 were $2.2 million, an increase of $0.4 million as compared to the three months ended June 30, 2023. The increase was primarily due to $0.7 million of increased professional services fees for audit and consulting, offset by a decrease of $0.1 million in stock-based compensation and $0.2 million in other employee compensation.

Operations and research expenses are primarily focused around deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses decreased by $0.2 million to $1.0 million for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023 as a result of a decrease in professional services, which includes a $0.1 million decrease in arbitration costs directly associated with our NAFTA arbitration, and a $0.1 million decrease in depreciation expense.

Total Other Income/Expense

Total other income/expense was $0.7 million and $4.4 million in net expense for both the three months ended June 30, 2024 and 2023, respectively, resulting in a net expense decrease of $3.7 million. The decreased expense was attributable to: (i) $6.2 million increased loss in the change in fair value of derivative liabilities; (ii) $0.8 million increase in interest expense which includes debt discount amortization, and (iii) an increase of $0.1 million in loss from our equity investment, which were offset by (x) $9.4 million of other income from our residual economic interest from our legacy shipwreck business, (y) a $0.3 million reduction of the gain on debt extinguishment, and (z) $0.8 million increased foreign exchange income.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any taxes in either period ending 2024 or 2023.

Non-Controlling Interest

Starting in 2013, we became the controlling stockholder of Oceanica. Our financial statements thus include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica’s revenues and expenses, in their entirety, are shown in our condensed consolidated financial statements. The share of Oceanica’s net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the “Non-Controlling Interest” in the condensed consolidated statements of operations.

The non-controlling interest adjustment in the three months ended June 30, 2024 was $2.2 million as compared to $2.3 million for the three months ended June 30, 2023. The substance of these amounts is primarily due to the increase in costs relating to permits and other standard operating costs. We do not consider the fluctuation period over period to be significant.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six months ended June 30,		Change
Increase/(Decrease) (in thousands)	2024	2023	$	%
		(As Restated)
Total revenue	$419	$461	$(42)	(9)%
Marketing, general and administrative	6,239	3,625	$2,614	72.1%
Operations and research	1,912	2,496	$(584)	(23.4)%
Total operating expenses	8,152	6,121	$2,031	33.2%
Total other income (expense)	4,925	18,485	$(13,560)	(73.4)%
Income tax benefit (provision)	—	—	$—	100%
Non-controlling interest	4,779	4,551	$228	5.0%
Net income (loss)	$1,971	$17,376	$(15,405)	(88.7)%

Revenue

Total revenue for the six months ended June 30, 2024 was $0.4 million, a decrease of $42,000 as compared to $0.5 million for the six months ended June 30, 2023. We do not consider the fluctuation period over period to be significant.

One company to which we provided these services in both periods is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an interest in the company (see Note 5, Related Party Transactions). In addition, during the six months ended 2024, we also provided services to OML, which is also a related party and that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses for the six months ended June 30, 2024 were $6.2 million, an increase of $2.6 million as compared to the six months ended June 30, 2023. The increase primarily resulted from an increase of $1.5 million in professional services primarily attributable to audit and consulting fees and an increase of $1.1 million in non-cash share-based compensation expense.

Operations and research expenses decreased by $0.6 million to $1.9 million for the six months ended June 30, 2024 from $2.5 million the six months ended June 30, 2023, primarily as a result of a $0.3 million decrease in professional legal fees services and a $0.3 million decrease in depreciation expense.

Total Other Income and Expense

Total other income/expense was $4.9 million and $18.5 million in net expense for both the six months ended June 30, 2024 and 2023, respectively, resulting in a net decrease of $13.6 million.

The decreased expense was attributable to: (i) $21.2 million of gain on debt extinguishment in 2023 that did not reoccur in 2024, (ii) $1.9 million increase in interest expense which includes debt discount amortization; (ii) $1.3 million increased loss in the change in fair value of derivative liabilities; (iii) $0.4 million in decreased interest income, and (iii) an increases $0.3 million in loss from our equity investment, which were offset by (x) $9.4 million of other income from our residual economic interest from our legacy shipwreck business, (y) a $1.0 million waiver fee paid in 2023 that did not reoccur in 2024, and (z) $0.6 million increased foreign exchange income.

Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any taxes in either period ending 2024 or 2023.

Non-Controlling Interest

The non-controlling interest adjustment in the six months ended June 30, 2024 was $4.8 million as compared to $4.6 million for the six months ended June 30, 2023. The substance of these amounts is primarily due to the increase in permits and other standard operating costs. We do not consider the fluctuation period over period to be significant.

Liquidity and Capital Resources

Discussion of Cash Flows

	Six months ended June 30,
(in thousands)	2024	2023
		(As Restated)
Summary of Cash Flows:
Net Cash Provided By (Used In) Operating Activities	$3,966	$(7,570)
Net Cash (Used In) Provided By Investing Activities	(84)	144
Net Cash (Used In) Provided By Financing Activities	(327)	7,815
Net Increase/(Decrease) In Cash	$3,554	$389
Cash At Beginning Of Period	4,022	1,443
Cash At End Of Period	$7,576	$1,832

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $4.0 million, compared to cash used of $7.6 million for the six months ended June 30, 2023.

The net cash provided by operating activities reflected a net loss before non-controlling interest of $2.8 million, which includes other income of $9.4 million from a residual economic interest in a salvaged shipwreck. Cash provided by operating activities is adjusted primarily by non-cash items of $7.3 million, including: (i) the amortization of deferred discount $2.0 million, (ii) note payable accretion of $1.2 million, (iii) share-based compensation of $1.6 million, (iv) $1.1 million in changes in fair value of derivative liabilities, and (v) $1.0 million of PIK interest. Other operating activities resulted in an increase in working capital of $0.6 million. This $0.6 million increase includes a $0.7 million increase to accrued expenses, predominantly related to our NAFTA arbitration, offset by a decrease of $0.4 million in other assets.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2024 were minimal and related to purchases of property and equipment. Cash flows used in investing activities for the six months ended June 30, 2023 primarily consisted of $1.0 million from repayment of a related party loan, offset by $84,000 of purchases of property and equipment.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2024 were $0.3 million, consisting primarily of debt obligation payments.

Cash flows provided by financing activities for the six months ended June 30, 2023 were $7.8 million, consisting primarily of $15.1 million received from the issuance of loans payable and $4.1 million of net proceeds from the sale leaseback financing, which were offset by $11.1 million of debt obligation payments.

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2024, we had cash and cash equivalents of $7.6 million, an increase of $3.6 million from the December 31, 2023 balance of $4.0 million. Financial debt of the company was $25.9 million at June 30, 2024 and $23.3 million at December 31, 2023.

Financings

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	Note payable
	June 30, 2024	December 31, 2023
March 2023 Note	$15,689,588	$14,858,816
December 2023 Note	6,203,330	6,000,000
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	158,014	468,751
Pignatelli note	500,000	500,000
37N Note	574,191	804,997
Finance liability (Note 14)	4,157,845	4,112,332
Total Loans payable	$27,916,977	$27,378,905
Less: Unamortized deferred lender fee	(52,199)	(106,488)
Less: Unamortized deferred discount	(1,926,150)	(3,955,449)
Total Loans payable, net	$25,938,628	$23,316,968
Less: Current portion of loans payable	(21,670,783)	(15,413,894)
Loans payable—long term	$4,267,845	$7,903,074

March 2023 Note and Warrant Purchase Agreement

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”) in the principal amount of up to $14.0 million and (b) a warrant (the “March 2023 Warrants” and, together with the March 2023 Note, the “Securities”) to purchase shares of our Common Stock.

On January 30, 2024, the March 2023 Warrants were amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrants meet the definition of a derivative and is not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the March 2023 Warrants are now recognized as a derivative liability, which was initially measured at fair value and any subsequent changes in fair value will be recognized in earnings in the period incurred.

The amended March 2023 Warrants were measured using the Black-Scholes valuation method on January 30, 2024, and re-classified from equity to warrant liability. The difference between the warrant liability and initial equity balance was recognized as an additional discount to additional paid-in capital (“APIC”). The change in fair value of the March 2023 Warrants for the three and six months ended June 30, 2024 was an increase of $2.2 million and a decrease of $0.3 million, respectively, which was recorded in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at June 30, 2024 was $7.4 million.

For the three months ended June 30, 2024 and 2023, we incurred $0.6 million and $0.5 million, respectively, of interest expense from the amortization of the debt discount and $16,628 and $16,268, respectively, interest from the fee amortization which has been recorded in interest expense.

For the six months ended June 30, 2024 and 2023, we incurred $1.2 million and $0.8 million, respectively, of interest expense from the amortization of the debt discount and $32,537 and $20,916, respectively, interest from the fee amortization which has been recorded in interest expense.

The June 30, 2024 carrying value of the debt was $15.2 million, which includes interest Paid-In-Kind (“PIK”) of $1.7 million, and was net of unamortized debt fees of $12,157, net of unamortized debt discount of $0.5 million associated with the fair value of the warrant. The total face value of this obligation on June 30, 2024, and December 31, 2023, was $15.7 million and $14.9 million, respectively.

December 2023 Notes and Warrant Purchase Agreement

On December 1, 2023, we entered into a Note and Warrant Purchase Agreement (the “December 2023 Note Purchase Agreement”) with institutional investors pursuant to which we issued and sold to the investors (a) a series of promissory notes (the “December 2023 Notes”) in the aggregate principal amount of up to $6.0 million and (b) two tranches of warrants (the “December 2023 Warrants” and, together with the December 2023 Notes, the “December 2023 Securities”) to purchase shares of our Common Stock.

The Company determined that the December 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the December 2023 Warrants were recognized as derivative liabilities and were initially measured at fair value with subsequent gains or losses due to changes in fair value recognized in the condensed consolidated statement of operations.

The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt. We incurred $65,500 in related expenses, which are being amortized over the term of the December 2023 Note Purchase Agreement and charged to interest expense. The total proceeds of $6.0 million were allocated between debt and warrant liability by recognizing the warrants at their full fair value and allocating the residual proceeds to the December 2023 Notes. The initial fair value of the December 2023 Warrants was $2.4 million, resulting in a corresponding discount on the December 2023 Notes which is being amortized over the remaining term of the December 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense.

For the three and six months ended June 30, 2024, we recorded $0.4 million and $0.8 million, respectively, of interest expense from the amortization of the debt discount and $10,877 and $21,754, respectively, of interest from the fee amortization.

At June 30, 2024, the carrying value of the debt was $4.7 million and was net of unamortized debt fees of $40,041, net of unamortized debt discount of $1.5 million associated with the fair value of the warrant. The total face value of this obligation at June 30, 2024 was $6.2 million. The current interest rate of the December 2023 Notes was 11.0%.

37North

On June 29, 2023 we entered into a Note Purchase Agreement (“Note Agreement”) with 37N pursuant to which 37N agreed to loan us $1.0 million. The proceeds from this transaction were received in full on June 29, 2023. Pursuant to the Note Agreement, the indebtedness was non-interest bearing and matured on July 30, 2023. At any time from 31 days after the maturity date, 37N has the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 120% of the amount of the indebtedness, by (B) the lower of $3.66 or 70% of the 10-day volume-weighted average principal (“VWAP”) market trading price of Common Stock. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness is not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or (iii) such number of shares of Common Stock that would violate the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.

Any time prior to maturity, we had the option to prepay the indebtedness at an amount of 108% of the unpaid principal. From the maturity date to 29 days after the maturity date (August 27, 2023), we were permitted to repay all (but not less than) of an amount equal to 112.5% of the unpaid amount of the indebtedness. At any time after the 30th day after the maturity date (August 28, 2023), we are permitted to repay all (but not less than) of an amount equal to 115% of the unpaid amount of the indebtedness after 10 days’ notice. If 37N delivers an exercise notice during this 10-day period, the note issued pursuant to the Note Agreement (the “37N Note”) would be converted to shares of Common Stock, instead of being repaid. As of June 30, 2024, we have not repaid this Note Agreement.

If 37N delivers an exercise notice and the number of shares issuable is limited by the 19.9% limitation outlined above, then we are permitted to repay all the remaining unpaid amount of the Loan in an amount equal to 130% of the remaining unpaid amount. On December 27, 2023, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $360,003 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $2.3226 under the agreement, we issued 155,000 shares of our common Stock to 37N on December 29, 2023. In June 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $230,806 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $3.6491 under the agreement, we issued 55,000 shares of our common Stock to 37N on June 24, 2024.

We evaluated the indebtedness and, based on the criteria of ASC 480 Distinguishing Liabilities from Equity and 815 Derivatives and Hedging, the 37N Note is classified as a liability on the consolidated balance sheet with a share settled redemption feature that is recorded as an embedded derivative. As a result, the share settled redemption and conversion features were recorded at fair value at each reporting period outstanding with changes recognized through Interest expenses on the consolidated statement of operations. The Company analyzed the conversion feature of the note and determined that, because it includes a conditional obligation to issue a variable number of shares based on a fixed amount known at inception, the debt is properly classified as a liability in the balance sheet. The Company identified seven embedded features, all of which were of de minimis fair value other than the Share Settled Redemption Feature. As such, only that was bifurcated and accounted for separately from the debt host. Certain default put provisions were not considered to be clearly and closely related to the debt host, but management concluded that the value of these default put provisions was de minimis.

At June 30, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $0.6 million and $0.3 million, respectively, under Loans payable – short term and Litigation financing and other – long term.

At December 31, 2023, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $0.8 million and $0.7 million, respectively, under Loans payable – short term and Litigation financing and other – long term.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the following twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, generating income from contracted services, collecting on amounts owed to us.

Our 2024 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our receivables and equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements. On December 1, 2023, we entered into the December 2023 Note Purchase Agreement (as defined below) with institutional investors pursuant to which we issued and sold to the investors the December 2023 Notes in the principal amount of up to $6.0 million and the December 2023 Warrants to purchase shares of our common stock.

In addition, on May 3, 2024, we received a payment of approximately $9.4 million arising from a residual economic interest in a salvaged shipwreck. The balance of the proceeds from the December 2023 Notes and a portion of the proceeds received in May 2024, together with other anticipated cash inflows, are expected to provide sufficient operating funds through at least the fourth quarter of 2024.

Our consolidated non-restricted cash balance at June 30, 2024 was $7.6 million. We have a working capital deficit at June 30, 2024 of $29.7 million. The total consolidated book value of our assets was approximately $26.3 million at June 30, 2024, which includes cash of $7.6 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates since December 31, 2023.

New Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included elsewhere in this report.

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

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2024, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

Notwithstanding the material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with US GAAP.

Material Weakness in Internal Control over Financial Reporting

In connection with our evaluation for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2023, and 2022, that continued during the period ended June 30, 2024, relating to the appropriate review of accounting positions for certain significant transactions. Specifically, (a) the Company does not have sufficient resources with the adequate technical skills to identify and evaluate specific accounting positions and conclusions, and (b) the Company has inadequate processes and controls to ensure appropriate level of precision of review related to our financial statement footnote disclosures.

The material weakness did not result in any material misstatement in our interim financial statements or disclosures as set forth in this report, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Remediation Efforts to Address Material Weakness

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions to remediate the material weakness in internal control over financial reporting by (a) engaging an Interim Controller with responsibility for monitoring the performance of controls by control owners, (b) commencing an evaluation of the skills and experience of our existing personnel with respect to public company experience and appropriate level of expertise in the respective areas of accounting, SEC financial reporting and associated internal controls commensurate with the type, volume and complexity of our accounting operations, transactions and reporting requirements, and (c) engaging accounting advisory consultants to provide additional depth and breadth in our SEC financial reporting and technical accounting functions, which consultants we expect to continue to utilize until we have ensured that our internal personnel have the appropriate expertise and experience. In addition, we have reinforced the importance of adherence to Company policies regarding control performance and related documentation with control owners, identified training and resource needs for control owners, and developed monitoring activities to validate the performance of controls by control owners.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weakness described above, there were no changes during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company may be subject to a variety of claims or suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

ITEM 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Investors should consider such risk factors prior to making an investment decision with respect to the Company’s securities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

On August 5, 2024, the Compensation Committee of our Board of Directors approved the Executive Severance Plan (the “Severance Plan”) for our executives, including named executive officers, who are designated by the committee as participants under the Severance Plan.

The Severance Plan provides for the payment of severance and other benefits to participants whose employment is terminated by Odyssey without cause or for good reason (a “Covered Termination”), each as defined in the Severance Plan. Pursuant to the Severance Plan, in the event of a Covered Termination, a participant would be entitled to payment of an amount equal to the participant’s annual base salary and annual bonus amount, payable in twelve equal payments following the termination, and payment of COBRA premiums for 18 months following the termination. If the Covered Termination follows a change in control, a participant would be entitled to a lump sum payment of an amount equal to twice the participant’s annual base salary and annual bonus amount, and payment of COBRA premiums for 18 months following the termination. The above description is a summary of the terms of the Severance Plan and is subject to and qualified in its entirety by the terms of the Severance Plan.

ITEM 6. Exhibits

Exhibit Number	Description
10.1*†	Executive Compensation Plan dated July 8, 2024
10.2*†	Executive Severance Plan dated August 5, 2024
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Previously filed.
#	Furnished herewith
†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 8, 2024	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer