Form 10-Q
period 2024-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2024-11-13
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024.

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 11, 2024 was 21,730,370.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,859,267	$4,021,720
Accounts and other related party receivables	84,123	110,320
Other current assets	278,736	743,439
Total current assets	3,222,126	4,875,479

NON-CURRENT ASSETS
Investment in unconsolidated entities	9,924,954	9,001,646
Option to purchase equity securities in related party	6,200,730	6,373,402
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	554,872	524,656
Right of use - operating leases	—	121,568
Other non-current assets	34,295	34,295
Total non-current assets	18,536,102	17,876,818
Total assets	$21,758,228	$22,752,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$406,515	$345,378
Accrued expenses	9,605,818	8,493,358
Operating lease liability, current portion	—	129,140
Forward contract liability	1,446,796	1,446,796
Put option liability	108,437	5,637,162
Loans payable, current portion	19,383,847	15,413,894
Total current liabilities	30,951,413	31,465,728

LONG-TERM LIABILITIES
Loans payable	3,793,728	7,903,074
Warrant liabilities	4,411,645	15,792,385
Litigation financing and other	58,816,331	52,817,938
Deferred contract liability	507,034	679,706
Total long-term liabilities	67,528,738	77,193,103
Total liabilities	98,480,151	108,658,831

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 20,863,100 and 20,420,896 issued and outstanding	2,086	2,042
Additional paid-in capital	259,373,077	263,616,186
Accumulated deficit	(275,437,800)	(296,096,957)
Total stockholders’ deficit before non-controlling interest	(16,062,637)	(32,478,729)
Non-controlling interest	(60,659,286)	(53,427,805)
Total stockholders’ deficit	(76,721,923)	(85,906,534)
Total liabilities and stockholders’ deficit	$21,758,228	$22,752,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

REVENUE
Marine services	$207,363	$190,699	$590,248	$628,907
Operating and other	6,538	(14,823)	42,282	8,283
Total revenue	213,901	175,876	632,530	637,190

OPERATING EXPENSES
Marketing, general and administrative	1,733,247	1,564,156	7,972,626	5,189,410
Operations and research	1,348,817	1,067,142	3,261,199	3,562,705
Total operating expenses	3,082,064	2,631,298	11,233,825	8,752,115
LOSS FROM OPERATIONS	(2,868,163)	(2,455,422)	(10,601,295)	(8,114,925)

OTHER INCOME (EXPENSE)
Interest income	108,047	655	115,770	412,611
Interest expense	(1,668,358)	(1,836,153)	(5,322,125)	(3,617,336)
Income / (Loss) on equity method investment	250,857	(190,000)	(96,508)	(190,000)
Change in derivative liabilities fair value	19,542,434	(1,859,147)	18,471,872	(1,574,658)
Gain / (Loss) on debt extinguishment	—	—	—	21,177,200
Gain / (Loss) on wholly owned entity	—	174,107	—	174,107
Residual economic interest in shipwreck	439,006	—	9,839,006	—
Other	431,612	113,102	1,020,956	(1,494,581)
Total other income (expense)	19,103,598	(3,597,436)	24,028,971	14,887,343
INCOME/(LOSS) BEFORE INCOME TAXES	16,235,435	(6,052,858)	13,427,676	6,772,418

Income tax benefit	—	—	—	—
INCOME/(LOSS)	16,235,435	(6,052,858)	13,427,676	6,772,418
Net loss attributable to non-controlling interest	2,452,801	2,239,573	7,231,481	6,790,375
NET INCOME/(LOSS) attributable to Odyssey Marine Exploration, Inc.	$18,688,236	$(3,813,285)	$20,659,157	$13,562,793

NET INCOME/(LOSS) PER SHARE
Basic	$0.90	$(0.19)	$1.01	$0.68
Diluted	$0.13	$(0.19)	$(0.11)	$0.46
Weighted average number of common shares outstanding:
Basic	20,665,783	20,025,067	20,524,779	19,871,381
Diluted	25,219,258	20,025,067	25,914,533	21,536,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT – Unaudited

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at June 30, 2024	$2,059	$258,412,973	$(294,126,036)	$(58,206,485)	$(93,917,489)
Share-based compensation	—	101,785	—	—	101,785
Common stock issued for convertible debt conversion	27	858,319	—	—	858,346
Net income/(loss)	—	—	18,688,236	(2,452,801)	16,235,435
Balance at September 30, 2024	$2,086	$259,373,077	$(275,437,800)	$(60,659,286)	$(76,721,923)

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at June 30, 2023	$1,998	$262,164,455	$(284,066,698)	$(48,748,186)	$(70,648,431)
Share-based compensation	9	166,069	—	—	166,078
Common stock issued for debt extinguishment	—	303,340	—	—	303,340
Fair value of warrants issued	—	390,809	—	—	390,809
Net income/(loss)	—	—	(3,813,285)	(2,239,573)	(6,052,858)
Balance at September 30, 2023	$2,007	$263,024,673	$(287,879,983)	$(50,987,759)	$(75,841,062)

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at December 31, 2023	$2,042	$263,616,186	$(296,096,957)	$(53,427,805)	$(85,906,534)
Share-based compensation	1	1,666,317	—	—	1,666,318
Cancellation of stock awards for payment of withholding tax requirements	—	(16,398)	—	—	(16,398)
Director fees settled with stock options	—	246,150	—	—	246,150
Fair value of warrants classified as liabilities	—	(7,754,438)	—	—	(7,754,438)
Common stock issued for convertible debt conversion	33	1,185,701	—	—	1,185,734
Common stock issued and exchanged with related party	10	429,559	—	—	429,569
Net income/(loss)	—	—	20,659,157	(7,231,481)	13,427,676
Balance at September 30, 2024	$2,086	$259,373,077	$(275,437,800)	$(60,659,286)	$(76,721,923)

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total

Balance at December 31, 2022	$1,954	$256,963,264	$(301,442,776)	$(44,197,384)	$(88,674,942)
Share-based compensation		538,900	—	—	538,900
Director compensation paid in share-based instruments	14	292,236	—	—	292,250
Common stock issued for debt extinguishment	39	1,303,310	—	—	1,303,349
Fair value of warrants issued	—	3,926,963	—	—	3,926,963
Net income/(loss)	—	—	13,562,793	(6,790,375)	6,772,418
Balance at September 30, 2023	$2,007	$263,024,673	$(287,879,983)	$(50,987,759)	$(75,841,062)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$13,427,676	$6,772,418
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Services provided to unconsolidated entities	(590,248)	(628,907)
Depreciation	58,164	236,192
Financing fees amortization	77,443	502,729
Amortization of finance liability	71,395	274,152
Amortization of deferred discount	2,892,088	1,412,726
Note payable interest accretion	1,773,903	963,596
Note interest paid-in-kind ("PIK")	1,204,226	468,891
Note receivable interest accretion	—	(288,991)
Right of use asset amortization	121,568	132,085
Share-based compensation	1,666,318	538,900
Loss on equity method investment	96,509	190,000
Gain on debt extinguishment, net of note receivable write-off	—	(21,177,200)
Gain on sale of equipment	—	(40,000)
Change in derivatives liability fair value	(18,471,872)	1,574,658
Director fees settled with stock options	246,150	—
(Increase) decrease in:
Accounts and other related party receivables	26,197	(3,087)
Short-term notes receivable, related party	—	514,294
Changes in operating lease liability	(129,140)	(137,259)
Other assets	464,703	212,843
Accounts payable	30,321	(1,005,903)
Accrued expenses and other	(554,326)	746,039
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,411,075	(8,741,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	323,103
Purchase of property and equipment	(88,380)	(578,554)
Cash paid for investment in unconsolidated entity	—	(1,000,000)
Proceeds from related party	—	1,000,000
Gain on sale of entity	—	(174,106)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(88,380)	(429,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	—	15,415,000
Repurchase of stock-based awards withheld for payment of withholding tax requirements	(16,398)	—
Offering cost paid on financing	—	(98,504)
Payment of debt obligations	(3,468,750)	(11,379,677)
Proceeds from sale leaseback financing, net	—	4,050,000
Proceeds from warrants exercised	—	303,349
Warrants issued	—	184,601
Payment on sale leaseback financing	—	(235,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,485,148)	8,239,769

NET INCREASE/(DECREASE) IN CASH	(1,162,453)	(931,612)
CASH AT BEGINNING OF PERIOD	4,021,720	1,443,421
CASH AT END OF PERIOD	$2,859,267	$511,809

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$430,282	$86,687
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock	$1,185,701	$1,000,000
Warrants issued	$—	$3,742,362
Director compensation settled with equity	$246,150	$—
Ocean Minerals, LLC (“OML”) acquisition liabilities	$—	$5,719,834
Non-cash contribution of Investment in Odyssey Retriever, Inc. for equity interest in OML	$—	$2,735,000
Non-cash financing related to litigation financing	$—	$4,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of these interim condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year.

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

In 2024, we received a payment of approximately $9.8 million arising from a residual economic interest in a salvaged shipwreck. The balance of those proceeds, together with other anticipated cash inflows, is expected to provide sufficient operating funds through at least the fourth quarter of 2024.

Our consolidated non-restricted cash balance at September 30, 2024 was $2.9 million. We have a working capital deficit at September 30, 2024 of $27.7 million. The total consolidated book value of our assets was approximately $21.8 million at September 30, 2024, which includes cash of $2.9 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Bismarck Exploration License

The Company follows the guidance pursuant to Financial Accounting Standards Board (“FASB”) ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”) in accounting for the exploration license held by Bismarck Mining Corporation, Ltd., (the “Bismarck Exploration License”). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The Company was notified in November 2023 that the 2022 exploration license renewal application was approved. The Bismarck Exploration License is not dependent on another asset or group of assets that could potentially limit the useful life of the Bismarck Exploration License. We test the Bismarck Exploration License for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance of the ASC 350. We did not have any impairment indicators for the three and nine months ended September 30, 2024 and 2023.

Investment in Unconsolidated Entities

As discussed in Note 6, Investment in Unconsolidated Entities, the Company has cost basis method investments and equity method investments with related parties. As of September 30, 2024 and December 31, 2023, there were no variable interest entities (“VIE”) for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually.

Long-Lived Assets

We did not have any impairment indicators related to long-lived assets for the three and nine months ended September 30, 2024 and 2023.

Earnings Per Share (“EPS”)

Basic EPS has been computed pursuant to FASB ASC Topic 260, Earnings Per Share, and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options, restricted stock units and warrants and use the if-converted method to compute potential common shares from preferred stock, convertible notes or other convertible securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average market price during the period	$3.75	$3.79	$4.16	$3.41
Option awards	1,233,090	1,116,855	1,529,824	1,098,433
Unvested restricted stock awards	—	207,200	10,087	10,999
Convertible notes	—	573,813	—	—
Common Stock Warrant related	5,878,427	12,096,169	2,174,716	7,156,654
Put Options	—	3,994,419	—	—

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss) attributable to Odyssey Marine Exploration, Inc.	$18,688,236	$(3,813,285)	$20,659,157	$13,562,793
Numerator:
Basic net income (loss) available to stockholders	$18,688,236	$(3,813,285)	$20,659,157	$13,562,793
Income (loss) on equity method investment	746,505	—	(256,062)	—
Fair value change of debt instruments	(5,285,472)	—	(5,528,725)	(214,339)
Fair value change of warrants	(10,798,965)	—	(17,394,715)	(3,398,976)
Fair value change of convertible debt	(6,279)	—	(360,690)	—
Diluted net income (loss) available to stockholders	$3,344,025	$(3,813,285)	$(2,881,035)	$9,949,478

Denominator:
Weighted average common shares outstanding – Basic	20,665,783	20,025,067	20,524,779	19,871,381
Dilutive effect of options	24,862	—	—	5,236
Dilutive effect of other derivative instruments	3,871,880	—	3,871,880	174,754
Dilutive effect of warrants	519,690	—	1,386,386	91,459
Dilutive effect of convertible instruments	137,043	—	131,488	1,394,132
Weighted average common shares outstanding – Diluted	25,219,258	20,025,067	25,914,533	21,536,962

Net income (loss) per share:
Basic	$0.90	$(0.19)	$1.01	$0.68
Diluted	$0.13	$(0.19)	$(0.11)	$0.46

Segment Reporting

We evaluate the products and services that produce our revenue and the geographical regions in which we operate to determine reportable segments in accordance with ASC 280 – Segment Reporting. Based on that evaluation, we have determined that we have only one operating segment.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued new guidance on segment reporting (ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”). This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company operates in one reportable segment; however, it is currently evaluating the effect that implementation of this standard will have on the Company’s condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2023-09 on the Company’s condensed consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE AND OTHER RELATED PARTY, NET

Our accounts receivable consist of the following:

	September 30, 2024	December 31, 2023
Related party (see Notes 5 and 6)	$67,320	$46,394
Other	16,803	63,926
Total accounts receivable and other, net	$84,123	$110,320

NOTE 4 – OTHER CURRENT ASSETS

Our other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid assets	$135,917	$608,353
Other	107,553	119,820
Deposits	35,266	15,266
Total other current assets	$278,736	$743,439

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 5 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company provides services to and owns approximately 15.3% of the equity interests in CIC Limited (“CIC”), a deep-sea mineral exploration company. The Company’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.5% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee of disinterested directors to address any matters relating to CIC. The Company is providing services to CIC in accordance with the terms of a Services Agreement pursuant to which Odyssey provides certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea mineral related services on a cost-plus profit basis and is compensated for these services with a combination of cash and equity in CIC.

We invoiced CIC for technical services a total of $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively, which are recorded in Marine services in our condensed consolidated statements of operations. The Company is paid in equity for its services. In addition, the Company has the option to accept equity for payment of cash expenditures due from CIC in lieu of cash. The Company has not opted to accept equity from CIC in lieu of cash for its cash expenditures.

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

See Note 6, Investment in Unconsolidated Entities, for amounts the Company invoiced OML during the three and nine months ended September 30, 2024 and 2023.

Salvage Agreement

The Company held a 40% interest in proceeds under a salvage agreement from our legacy shipwreck business. A company controlled by Mr. Justh obtained the right to the remaining 60% of those proceeds from an unrelated third party in exchange for the obligation to finance legal expenses relating to the recovery of the proceeds, pursuant to a funding arrangement to which the Company is also a party. Odyssey and Mr. Justh’s controlled entity were responsible for any remaining legal costs on a pro rata basis.

In 2024, the Company received payments of approximately $9.8 million arising from its residual economic interest in one of the shipwrecks, which is recorded in Residual economic interest in shipwreck in our condensed consolidated statements of operations. The entity controlled by Mr. Justh also received a payment arising from the shipwreck.

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

As of September 30, 2024 and December 31, 2023, the aggregate outstanding amount, including accrued interest, of the Oceanica-ExO Notes was approximately $119.3 million and $105.0 million, respectively, and the aggregate receivable pursuant to the management and services agreement was approximately $1.4 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively.

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially own more than five percent of our Common Stock.

•
FourWorld Capital Management LLC (“FourWorld”) beneficially owns approximately 20.0% of our Common Stock.
o
Part of that holding includes two of FourWorld’s funds, each of which individually beneficially owns more than five percent of our Common Stock as of September 30, 2024, and has participated in our financial transactions: each of FW Deep Value Opportunities Fund LLC and FourWorld Global Opportunities Fund, Ltd beneficially owns approximately 6.0% of our Common Stock.
•
Funds managed by Two Seas Capital LP (“Two Seas”) own approximately 9.99% of our Common Stock after giving effect to the 9.99% beneficial ownership limitation applicable to warrants held by its funds as of September 30, 2024.

2022 Equity Transaction

On June 10, 2022, we completed the 2022 Equity Transaction, in which:

•
FourWorld funds purchased 292,628 shares of our Common Stock and 2022 Warrants (as defined below) to purchase 292,628 shares of our Common Stock.
•
Two Seas purchased 447,761 shares of our Common Stock and 2022 Warrants to purchase 447,761 shares of our Common Stock.

On August 31, 2023, FourWorld exercised 2022 Warrants to purchase 1,000 shares of Common Stock at $3.35 per share. As of September 30, 2024, FourWorld and Two Seas held 2022 Warrants to purchase 291,628 shares of our Common Stock and 447,761 shares of our Common Stock, respectively, at an exercise price of $3.35 per share.

March 2023 Note Purchase Agreement

On March 6, 2023, we entered into the March 2023 Note Purchase Agreement, pursuant to which we issued the March 2023 Note and the March 2023 Warrants. FourWorld and Two Seas each purchased portions of the March 2023 Note and March 2023 Warrants. Principal and interest payments during the nine months ended September 30, 2024 are detailed below, and there was no interest paid during the nine months ended September 30, 2023.

•
FourWorld: Interest expense for the March 2023 Note held by FourWorld amounted to $31,899 and $97,575 for the three and nine months ended September 30, 2024. During the nine months ended September 30, 2024, $64,293 of interest expense was capitalized to principal as paid-in-kind and $33,282 was paid in cash. On September 6, 2024, the Company made a cash principal payment amounting to $0.2 million. As of September 30, 2024, FourWorld held March 2023 Warrants to purchase 285,715 shares of our Common Stock at an exercise price of $3.78 per share.
•
Two Seas: Interest expense for the March 2023 Note held by Two Seas amounted to $80,459 and $246,109 for the three and nine months ended September 30, 2024. During the nine months ended September 30, 2024, $162,163 was capitalized to principal as paid-in-kind and $83,946 was paid in cash. On September 6, 2024, the Company made a cash principal payment amounting to $0.6 million. As of September 30, 2024, Two Seas held March 2023 Warrants to purchase 727,514 shares of our Common Stock at an exercise price of $3.78 per share.

On September 5, 2024, the Company entered into amendments of the March 2023 Note with the holders thereof pursuant to which the maturity date of the March 2023 Note was extended from September 6, 2024 to December 6, 2024. In connection with the amendments, the Company repaid an aggregate amount of $3.0 million of the principal outstanding on September 6, 2024. These amendments were accounted for as a debt modification in accordance with ASC 470.

December 2023 Note Purchase Agreement

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement, in which FourWorld and Two Seas participated. No principal was repaid and no cash interest was paid during the three and nine months ended September 30, 2024 and 2023. Any accrued and unpaid interest is capitalized to the principal as paid-in-kind on a quarterly basis on the first day immediately following the close of the quarter.

•
FourWorld: Interest expense for the December 2023 Notes held by FourWorld amounted to $14,771 and $42,831 for the three and nine months ended September 30, 2024, which was accrued as of September 30, 2024. As of September 30, 2024, FourWorld held December 2023 Warrants to purchase 117,648 shares and 17,631 shares of our Common Stock at an exercise price of $4.25 per share and $7.09 per share, respectively.
•
Two Seas: Interest expense for the December 2023 Notes held by Two Seas amounted to $59,082 and $171,232 for the three and nine months ended September 30, 2024, which was accrued as of September 30, 2024. As of September 30, 2024, Two Seas held December 2023 Warrants to purchase 470,588 shares and 70,521 shares of our Common Stock at an exercise price of $4.25 per share and $7.09 per share, respectively.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	September 30, 2024	December 31, 2023
CIC Limited	$4,890,949	$4,514,618
Ocean Minerals, LLC	5,034,005	4,487,028
Chatham Rock Phosphate, Limited	—	—
Neptune Minerals, Inc.	—	—
Investment in unconsolidated entities	$9,924,954	$9,001,646

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

Ocean Minerals, LLC

On June 4, 2023, Odyssey, Odyssey Minerals Cayman Limited, a wholly owned subsidiary of Odyssey (the “Purchaser”), and OML entered into a Unit Purchase Agreement (as amended, the “OML Purchase Agreement”) pursuant to which the Purchaser agreed to purchase, and OML agreed to issue and sell to the Purchaser, an aggregate of 733,497 membership interest units of OML (the “Purchased Units”) for a total purchase price of $15.0 million. After giving effect to the issuance and sale of all the Purchased Units, the Purchased Units would have represented approximately 15.0% of the issued and outstanding membership interest units of OML (based upon the number of membership interest units outstanding on June 1, 2023). On July 3, 2023, the Purchaser purchased 293,399 of the Purchased Units (the “Initial OML Units”).

On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement (the “Termination Agreement”). The Termination Agreement terminated the parties’ respective rights and obligations relating to the Second OML Units, the Third OML Units and the Optional Units (each as defined below), but did not affect Odyssey’s ownership of the Initial OML Units or the obligation to pay the lease payments for the Retriever asset as described below. The Termination Agreement did not affect the Equity Exchange Agreement or the Contribution Agreement (each as defined below), each of which remains in effect.

At September 30, 2024 and December 31, 2023, Odyssey owned approximately 7.0% and 6.3%, respectively, of the issued and outstanding membership interest units of OML. The Company determined that OML is a VIE as it does not have sufficient equity at-risk to permit OML to finance its activities without additional subordinated financial support. However, as Odyssey’s lack of power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method.

Equity Exchange Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Equity Exchange Agreement”) pursuant to which such members of OML have the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s common stock.

Notwithstanding anything in the Equity Exchange Agreement to the contrary, the aggregate maximum number of shares of Odyssey’s common stock that may be issued under the Equity Exchange Agreement will not (a) exceed 19.9% of the number of outstanding shares of Odyssey’s common stock immediately prior to the date of the Equity Exchange Agreement, (b) exceed 19.9% of the combined voting power of the outstanding voting securities of Odyssey immediately prior to the date of the Equity Exchange Agreement, or (c) otherwise exceed such number of shares of Odyssey’s common stock that would violate applicable listing rules of the Nasdaq Capital Market.

The Equity Exchange Agreement is a liability within the scope of ASC 480 that is initially measured at fair value and was included within the initial consideration transferred. Subsequently, changes in the fair value of the liability will be recognized in earnings and not as an adjustment to the cost basis of the Company’s investment in OML.

Contribution Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey, the Purchaser, and OML also entered into a Contribution Agreement pursuant to which additional membership interest units of OML may be issued to the Purchaser in consideration of the contribution to OML by Odyssey from time to time of certain property or other assets and services with an aggregate value of up to $10.0 million (“Contribution Agreement”). We concluded that the Contribution Agreement is within the scope of ASC 606, as the services provided are within Odyssey’s ordinary activities, and OML is therefore, considered a customer of Odyssey.

Equity Method of Accounting

The Company has determined that OML operates more like a partnership, and as the Company holds more than 3%—5% and has greater than virtually no influence over OML, the investment is within the scope of ASC 323, Investments – Equity and Joint Ventures. Odyssey applied the equity method investment accounting for its interest in OML, starting on July 3, 2023. As a result, OML is considered a related party. The Company further concluded that the initial closing consideration transferred is $10.3 million, and includes the cash amount paid, the fair value of the contribution of ORI, the fair value of the second and third closings and Equity Exchange Agreement, and acquisition costs. Furthermore, the total consideration transferred is allocated to the different components identified in the OML Purchase Agreement based on their closing date fair value, including, (1) the Initial OML Units, (2) the Second OML Units option, (3) the Third OML Units option and (4) the Optional Units, each as defined below, as well as the Equity Exchange Agreement as previously defined above. Through a series of transactions pursuant to the OML Purchase Agreement, the Company agreed to pay a total purchase price of $15.0 million, or $20.45 per unit, for 733,497 units, as follows:

(1)
The Initial Closing – The Company purchased the Initial OML Units, representing approximately 6.28% of the OML Units, in return for the initial purchase price of $1.0 million cash and Odyssey’s shares of ORI. The initial closing of the purchase and sale of the Purchased Units was amended to July 3, 2023.
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
(3)
The Third Closing – The Company agreed to purchase 244,499 of the Purchased Units (the “Third OML Units”) in return for the purchase price of $5.0 million, payable in cash at that time. Pursuant to the fifth amendment to the OML Purchase Agreement, the third closing (“Third Closing”) will occur on the date that is six months from the date of the Second Closing.
(4)
Optional Units – The Company has the option to purchase up to additional 1,466,993 of OML Interest Units (“the Units”), at the Company’s discretion (“Optional Units”), at the agreed upon price of $20.45 per unit within the eighteen-month anniversary of the Initial Closing Date, July 3, 2023. The recorded asset value of this option is $5.7 million on September 30, 2024. The Optional Units are within the scope of ASC 321 and would therefore, be initially recognized at cost as part of the initial consideration transferred, and thereafter, will be accounted for under the measurement alternative at cost with adjustments related to impairment and observable market conditions. If the Company does not purchase all the Optional Units prior to the eighteen-month anniversary, the Company may purchase any of such unpurchased Optional Units at the higher price of (i) a discount of 10% to the price paid for which OML sold the Units in the most recent transaction for the Units immediately preceding such discounted purchase of Optional Units or (ii) $20.45. On October 17, 2023, the parties entered into the third amendment to the OML Purchase Agreement to remove the second part of the Optional Units provision. Therefore, as of the amendment date, the Company may only purchase the Optional Units through January 2, 2025 (eighteen months from the Initial Closing Date) (“Optional Units Amendment”).

The Company concluded that the Second OML Units option, the Third OML Units option and the Optional Units are within the scope of ASC 321 Investments – Equity and Joint Ventures and would therefore be initially recognized at cost as part of the initial consideration transferred, and thereafter will be accounted for under the measurement alternative at cost with adjustments related to impairment and observable market adjustments. The Company concluded that the Contribution Agreement is within the scope of ASC 606, Revenue from Contracts with Customers, as the services provided are within the Company’s ordinary activities, and OML is therefore considered a customer of Odyssey. During the three and nine months ended September 30, 2024, we invoiced OML for technical services a total of $26,439 and $0.2 million, respectively, recorded in Marine services in our condensed consolidated statements of operations. The Company concluded that the Equity Exchange Agreement is a liability within the scope of ASC 480, Distinguishing Liabilities from Equity, that is initially measured at fair value and will be included within the initial consideration transferred. Subsequently, changes in the fair value of the liability will be recognized in earnings and not as an adjustment to the cost basis of Odyssey’s investment in OML. As part of the Initial Closing, Odyssey transferred its equity interest of ORI, free of debt of the finance liability owed on the sale-leaseback arrangement. This portion was determined to be part of the Initial Consideration Transferred, as of July 3, 2023, as it meets the definition of a subsidiary of the acquirer.

ASC 805, Business Combination, further provides that the consideration transferred in a business combination is measured at fair value, determined in accordance with ASC 820, Fair Value Measurement, except for (i) assets and liabilities transferred that remain under the control of the acquiree after the business combination, and (ii) any portion of the acquirer’s shared-based replacement awards exchanged for awards held by the acquiree’s grantees included in the consideration transferred. Therefore, the Company determined that although the OML Purchase Agreement provides that the contractual amount of ORI is $5.0 million, the

Company is required to determine whether the contractual amount represents the fair value of the transferred asset. It is further noted that ORI primarily consists of one asset (the “Retriever asset”) that was previously acquired and refurbished by Odyssey. Given the uniqueness of the asset, a 6,000-meter rated remotely operated vehicle (“ROV”), and its then-relatively recent acquisition and refurbishment, the Company determined to apply the cost method in order to evaluate the estimated fair value of the asset of $3.3 million. The Company transferred ORI but retained the obligation to pay the lease payments for the Retriever asset as the Company retained the obligation to continue making payments. The net book value of ORI as of July 3, 2023 was $3.1 million. Therefore, at the Closing Date, Odyssey recognized a Gain on the sale of an entity in the consolidated statement of operations in the amount of $0.2 million related to the disposal of ORI.

The Company determined that the initial Closing Consideration is as follows:

Cash consideration	$1,000,000
Fair value of Odyssey Retriever, Inc.	3,280,261
Fair value of the Second Closing	676,921
Fair value of the Third Closing	769,875
Fair value of the Equity Exchange Agreement	4,516,007
Transaction costs	49,988
Initial closing consideration	$10,293,052

At September 30, 2024 and December 31, 2023, the Company’s accumulated investment in OML was $5.0 million and $4.5 million, respectively, which is classified as an investment in unconsolidated entities in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the company recognized a decrease of $5.3 million and a decrease of $5.5 million, respectively, in the put option liability assumed in the condensed consolidated statement of operations to record the fair value adjustment of the Equity Exchange Agreement.

For the three and nine months ended September 30, 2024, based on estimated financial information for our equity-method investee, we recognized income on equity method investment of $0.3 million and a loss on equity method investment of $0.1 million, respectively, in the condensed consolidated statement of operations for our proportionate share of the net loss of our equity method investee, which decreased our net income for the three and nine months ended September 30, 2024 in our consolidated statement of operations. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our condensed consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

The following tables provide summarized financial information for OML, its equity method accounted investee, not adjusted for the percentage ownership of the Company, compiled from its financial statements, reported on a one-quarter lag.

	June 30, 2024
	Three Months Ended	Six Months Ended
Revenue	$2,089,827	$4,179,655
General expenses	(1,036,754)	(2,073,508)
Payroll expenses	(609,812)	(1,219,624)
Net Loss	$(461,542)	$(923,085)

As of
June 30, 2024
Total Assets	$39,400,310
Total Liabilities	$12,427,228

Neptune Minerals, Inc.

We have an ownership interest of approximately 14.0% in Neptune Minerals, Inc. (“NMI”). We currently apply the cost method of accounting for this investment. Previously, when we accounted for this investment using the equity method of accounting, we accumulated and did not recognize $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting. If we recognize value on our balance sheet for any future incremental NMI investment, we would expect to allocate the loss carryforward of $21.3 million to that investment because the loss occurred when we accounted for NMI ownership as an equity-method investment.

Chatham Rock Phosphate, Limited.

We have an ownership of approximately 1.0% in Chatham Rock Phosphate, Limited (“CRPL”). We record our investment under the cost method. During 2012, we performed deep-sea exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1.7 million. As payment for these services, CRP issued 9,320,348 ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now CRPL. In exchange for our 9,320,348 shares of CRP, we received 141,884 shares of CPRL, which represents equity ownership of, at most, approximately 1.0% of the surviving entity with zero value. We continue to carry the value of our investment in CPRL at zero in our condensed consolidated financial statements.

NOTE 7 – INCOME TAXES

During the nine months ended September 30, 2024, we generated a federal taxable income of $0.9 million and generated $7.8 million of foreign net operating loss (“NOL”) carryforwards. As of September 30, 2024, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $211.6 million and net operating loss carryforwards for foreign income tax purposes of approximately $53.9 million. From 2025 through 2027, approximately $29.2 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2023 of approximately $54.3 million will be carried forward indefinitely.

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

Lease commitments

One of the Company’s lease agreements expired during the three months ended September 30, 2024, and was extended for a one-year period ending July 31, 2025. As a result, using the short-term exception under ASC 842, the Company did not record a right-of-use (“ROU”) asset and lease obligation as of September 30, 2024.

We recognized approximately $54,619 and $60,002 in rent expense associated with the Company’s leases for the three months ended September 30, 2024 and 2023, respectively, and $164,465 and $184,666 for the nine months ended September 30, 2024 and 2023, respectively, which was recorded in Marketing, general and administrative expenses on the condensed consolidated statement of operations. Future payments under the short-term leases will be $68,327 and $95,658 for the remainder of 2024 and 2025, respectively.

NOTE 9 – LOANS PAYABLE

The Company’s consolidated loans payable consisted of the following carrying values at:

	Loan payable
	September 30, 2024	December 31, 2023
March 2023 Note	$12,689,588	$14,858,816
December 2023 Note	6,373,454	6,000,000
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	—	468,751
Pignatelli note	—	500,000
37N Note	389,202	804,997
Finance liability (Note 14)	4,183,728	4,112,332
Total Loans payable	$24,269,981	$27,378,905
Less: Unamortized deferred lender fee	(29,045)	(106,488)
Less: Unamortized deferred discount	(1,063,361)	(3,955,449)
Total Loans payable, net	$23,177,575	$23,316,968
Less: Current portion of loans payable	(19,383,847)	(15,413,894)
Loans payable—long term	$3,793,728	$7,903,074

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

On January 30, 2024, the March 2023 Warrants were amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the March 2023 Warrants are now recognized as a derivative liability, which was initially measured at fair value and any subsequent changes in fair value will be recognized in earnings in the period incurred.

The amended March 2023 Warrants were measured using the Black-Scholes valuation method on January 30, 2024, and re-classified from equity to warrant liability. The difference between the warrant liability and the initial equity balance was recognized as an additional discount to additional paid-in capital (“APIC”). The change in fair value of the March 2023 Warrants for the three and nine months ended September 30, 2024 was a decrease of $5.9 million and a decrease of $6.2 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at September 30, 2024 was $1.5 million.

For the three months ended September 30, 2024 and 2023, we incurred $0.5 million and $0.6 million, respectively, of interest expense from the amortization of the debt discount and $12,157 and $16,447, respectively, interest from the fee amortization which has been recorded in interest expense on the condensed consolidated Statement of Operations.

For the nine months ended September 30, 2024 and 2023, we incurred $1.7 million and $1.4 million, respectively, of interest expense from the amortization of the debt discount and $44,693 and $37,363, respectively, interest from the fee amortization which has been recorded in interest expense on the condensed consolidated Statement of Operations.

The September 30, 2024 carrying value of the debt was $12.7 million, which includes interest Paid-In-Kind (“PIK”) of $1.7 million. The total face value of this obligation on September 30, 2024, and December 31, 2023, was $12.7 million and $14.9 million, respectively.

On September 5, 2024, the Company entered into amendments of the March 2023 Note with the holders thereof pursuant to which the maturity date of the March 2023 Note was extended from September 6, 2024 to December 6, 2024. In connection with the amendments, the Company repaid an aggregate amount of $3.0 million of the principal outstanding on September 6, 2024.

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

For the three and nine months ended September 30, 2024, we recorded $0.4 million and $1.2 million, respectively, of interest expense from the amortization of the debt discount and $10,996 and $32,750, respectively, of interest from the fee amortization.

At September 30, 2024, the carrying value of the debt was $5.3 million and was net of unamortized debt fees of $29,045, net of unamortized debt discount of $1.1 million associated with the fair value of the warrants. The change in fair value of the December 2023 Warrants for the three and nine months ended September 30, 2024 was a decrease of $2.7 million and a decrease of $1.7 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The total face value of this obligation at September 30, 2024 was $6.4 million. The current interest rate of the December 2023 Notes was 11.0%.

Emergency Injury Disaster Loan

The Company obtained an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) with a principal amount of $150,000, which was used for working capital purposes. The Company made payments amounting to $2,193 and $6,579 for each of the three and nine months ended September 30, 2024 and 2023, respectively. All payments reduced accrued interest first and were then applied against principal. As of September 30, 2024, the Company’s principal balance on the EIDL Loan amounted to $150,000 and is recorded as Loans payable in the condensed consolidated balance sheets.

Vendor Note Payable

We currently owe a vendor $0.5 million as an interest-bearing trade payable. This trade payable bears simple annual interest at a rate of 12.0%. As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August 2018. Even though this agreement has matured, the creditor has not demanded payment. There are no covenant requirements to meet that would expose the Company to default situations.

AFCO Insurance Note Payable

On November 1, 2023, we entered into the Premium Finance Agreement (“AFCO Insurance Note Payable”) with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 4.95% per annum, maturing on October 31, 2024. During the nine months ended September 30, 2024, the Company paid $468,751 on AFCO Insurance Note Payable; therefore, as of September 30, 2024, the Company had paid off any remaining amounts owed under the AFCO Insurance Note Payable and the balance amounted to zero.

Pignatelli

On March 6, 2023, Odyssey issued a new unsecured Convertible Promissory Note in the principal amount of $0.5 million to Mr. Pignatelli bearing interest at the rate of 10.0% per annum convertible into Common Stock of Odyssey at a conversion price of $3.78 per share. On September 13, 2024, Mr. Pignatelli converted all outstanding principal and interest under the note, amounting to $0.6 million, to shares of our Common Stock. Accordingly, during the three and nine months ended September 30, 2024, the Company issued 152,461 shares of our Common Stock to Mr. Pignatelli and the balance of the note at September 30, 2024 amounted to zero.

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

Any time prior to maturity, the Company had the option to prepay the indebtedness at an amount of 108% of the unpaid principal. From the maturity date to 29 days after the maturity date (August 27, 2023), we were permitted to repay all (but not less than) of an amount equal to 112.5% of the unpaid amount of the indebtedness. At any time after the 30th day after the maturity date (August 28, 2023), we are permitted to repay all (but not less than) of an amount equal to 115% of the unpaid amount of the indebtedness after 10 days’ notice. If 37N delivers an exercise notice during this 10-day period, the note issued pursuant to the Note Agreement (the “37N Note”) would be converted to shares of Common Stock, instead of being repaid. As of September 30, 2024, we have not repaid this Note Agreement.

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

In June 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $200,701 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $3.6491, we issued 55,000 shares of our Common Stock to 37N on June 24, 2024.

In July 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $101,621 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $3.2781, we issued 31,000 shares of our Common Stock to 37N on July 18, 2024.

In September 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $250,633 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $2.8161, we issued 89,000 shares of our Common Stock to 37N on September 12, 2024.

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

At September 30, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $0.4 million and $0.1 million, respectively, under Loans payable – short term and Litigation financing and other – long term.

At December 31, 2023, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $0.8 million and $0.7 million, respectively, under Loans payable – short term and Litigation financing and other – long term.

Accrued interest

Total accrued interest associated with our financings was $1.1 million and $0.9 million as of September 30, 2024 and December 31, 2023, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

		Fair Value
	Level	September 30, 2024	December 31, 2023
Liabilities
37N Note embedded derivative	3	$147,963	$702,291
Put option liability	3	108,437	5,637,162
Litigation financing	3	58,668,368	52,115,647
Warrant liabilities issued with debt (December 2023 Warrants)	3	652,100	2,392,563
Warrant liabilities issued with equity (2022 Warrants)	3	2,247,643	13,399,822
March 2023 Warrants	3	1,511,902	—
Total of fair valued liabilities		$63,336,413	$74,247,485

At September 30, 2024, the Company recorded the 37N Note at fair value, Level 3, for which the valuation techniques used to measure the fair value of the Company’s debt instruments are generally based on observable inputs other than quoted prices in an active market. The Equity Exchange Agreement, which results in a Put option liability (the “Put Option”), and Litigation financing are measured at fair value, Level 3. The OML Put Option valuation was based on the exercise period of the Equity Exchange Agreement, share price and volatility. The Litigation financing valuation was based on the following assumptions: amounts funded by the Funder, the corresponding IRR calculation, applicable percentage applicable to the recovery percentage calculation and management’s good-faith estimates for estimated outcome probabilities and estimated debt repayment dates. The 2022 Warrants, the December 2023 Warrants and the March 2023 Warrants are measured at fair value, Level 3, using a Black-Scholes valuation model. The assumptions used in this model included the use of key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

Changes in our Level 3 fair value measurements were as follows:

	March 2023 Warrants	37N Note embedded derivative	Put option liability	Litigation financing	December 2023 Warrants	2022 Warrants	Total
Year ended December 31, 2023	$—	$702,291	$5,637,162	$52,115,647	$2,392,563	$13,399,822	$74,247,485
Change in fair value	(2,491,420)	(365,434)	(1,252,385)	576,173	(124,091)	(4,197,744)	(7,854,901)
Classification of warrants as liability	7,754,438	—	—	—	—	—	7,754,438
Three months ended March 31, 2024	5,263,018	336,857	4,384,777	52,691,820	2,268,472	9,202,078	74,147,022
Debt conversion - 55,000 common shares		(96,582)					(96,582)
Change in fair value	2,161,967	11,023	1,009,132	769,995	1,128,816	3,844,530	8,925,463
Three months ended June 30, 2024	7,424,985	251,298	5,393,909	53,461,815	3,397,288	13,046,608	82,975,903
Debt conversion - 120,000 common shares	—	(97,056)	—	—	—	—	(97,056)
Change in fair value	(5,913,083)	(6,279)	(5,285,472)	5,206,553	(2,745,188)	(10,798,965)	(19,542,434)
Three months ended September 30, 2024	$1,511,902	$147,963	$108,437	$58,668,368	$652,100	$2,247,643	$63,336,413

Year ended December 31, 2022	$—	$—	$—	$45,368,948	$—	$13,602,467	$58,971,415
Change in fair value	—	—	—	1,685,517	—	(4,732,403)	(3,046,886)
Other	—	—	—	2,528	—	—	2,528
Three months ended March 31, 2023, As Restated	—	—	—	47,056,993	—	8,870,064	55,927,057
Issuance of new instrument	—	423,696	—	—	—	—	423,696
Issuance of new funding	—	—	—	4,633	—	—	4,633
Change in fair value	—	—	—	1,682,988	—	1,076,881	2,759,869
Three months ended June 30, 2023, As Restated	—	423,696	—	48,744,614	—	9,946,945	59,115,255
Issuance of new funding	—	—	4,516,007	—	—	—	4,516,007
Warrants Exercised	—	—	—	—	—	(184,600)	(184,600)
Change in fair value	—	173,287	(242,969)	1,685,516	—	243,313	1,859,147
Nine months ended September 30, 2023	$—	$596,983	$4,273,038	$50,430,130	$—	$10,005,658	$65,305,809

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

The Company determined that the financing arrangement was a derivative, measured at fair value within the scope of ASC 815 Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation is recorded in our condensed consolidated balance sheet in Litigation financing and other and as of September 30, 2024 and December 31, 2023 amounted to $58.6 million and $52.1 million, respectively, with changes in the fair value of an increase of $5.2 million and an increase of $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and an increase of $6.5 million and an increase $5.1 million for the nine months ended September 30, 2024 and 2023, respectively.

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”). The arbitral tribunal issued an award in favor of the Company and ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes and Mexico may not tax the award.

The Company considers the monetary award to be a gain contingency, and has not recorded any related gain in the condensed consolidated financial statements as of and for the quarter ended September 30, 2024. The Company will record any related gain when it is determined to be realized or realizable. As of September 30, 2024, the Company is in process of analyzing the probability of collectability of the arbitration award.

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

The fair value of the obligation on September 30, 2024 and December 31, 2023 was $2.2 million and $13.4 million, respectively, with changes in the fair value of a decrease of $10.8 million and an increase of $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and decreases of $11.2 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.

March 2023 Warrants and December 2023 Warrants

See Note 9, Loans Payable, for discussion related to the accounting for the March 2023 Warrants and the December 2023 Warrants.

Put Option Liability

See Note 6, Investment in unconsolidated entities, for discussion regarding the Equity Exchange Agreement.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Compensation and incentives	$1,181	$5,239
Professional services	347,717	296,332
Deposits	450,000	450,000
Interest	1,052,650	912,915
Exploration license fees	7,754,270	6,828,872
Total accrued expenses	9,605,818	8,493,358

Deposits consist of an earnest money deposit from CIC, which relates to a draft agreement related to the potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or consummated.

NOTE 12 – STOCKHOLDERS’ EQUITY/(DEFICIT)

Share-Based Compensation

The Company recorded share-based compensation expense related to our options and restricted stock units of $0.1 million and $0.2 million, for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $0.5 million, for the nine months ended September 30, 2024 and 2023, respectively.

On January 29, 2024, we granted options to purchase an aggregate of 90,000 shares of Common Stock to directors, options to purchase an aggregate of 200,000 shares of common stock to officers, and options to purchase an aggregate of 302,200 shares of common stock to employees. The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model (“BSM”), which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. Expected volatilities are based on the historical volatility of the Company’s stock as well as other companies operating similar businesses. The expected term (in years) is determined using historical data to estimate option exercise patterns. Forfeitures are recognized in compensation expense when they occur. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk-free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option.

The Company used the following assumptions for the BSM to determine the fair value of the stock options granted during the nine months ended September 30, 2024.

January 29, 2024
Risk free interest rate	3.97%
Expected life	5 years
Expected volatility	62.42%
Expected dividend yield	—
Grant-date fair value	2.61

NOTE 13 – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

For the three and nine months ended September 30, 2024, we had two customers, CIC and OML, both of which are related parties (see Note 5, Related Party Transactions), that accounted for 100% of our total revenue. For the three and nine months ended September 30, 2023, we had one customer, CIC, which is a related party, that accounted for 100% of our total revenue.

As of both September 30, 2024 and December 31, 2023, the Company held cash in financial institutions that were over the federally insured limits. The Company has not incurred losses on these accounts.

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

As of September 30, 2024 and December 31, 2023, the carrying values of the financing liabilities were $4.2 million and $4.1 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the remainder of 2024 and thereafter are as follows:

Year Ending December 31,	Annual payment obligation
2024	$135,000
2025	540,000
2026	540,000
2027	4,710,000
Thereafter	—
$5,925,000

NOTE 15 – SUBSEQUENT EVENTS

Nasdaq Listing Requirements

On October 30, 2024, the Company was notified by the listing qualifications staff of Nasdaq Regulation (“Nasdaq”) that the Company did not satisfy the minimum $35.0 million market value of the listed securities requirement for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(b)(2) for the Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company has a 180-calendar day period, ending April 28, 2025, to regain compliance with the market capitalization requirement. To become compliant, the Company must evidence a market value of listed securities of at least $35.0 million for a minimum of ten consecutive business days.

On November 4, 2024, the Company was notified by the listing qualifications staff of Nasdaq that the Company did not satisfy the $1.00 minimum bid price requirement for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(a)(2) for the Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company has a 180-calendar day period, ending May 5, 2025, to regain compliance with the minimum bid price requirement. To become compliant, the Company must evidence a minimum bid price of at least $1.00 per share of its common stock for a minimum of ten consecutive business days.

If the Company does not regain compliance with both rules prior to the expiration of the respective compliance periods, it will receive written notification that its securities are subject to delisting, and at that time the Company may appeal the delisting determination to a hearing panel. The notices have no immediate impact on the listing of the Company’s securities on the Nasdaq Capital Market.

OML Purchase Agreement

As disclosed in Note 6, Investment in Unconsolidated Entity, on October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement (the “Termination Agreement”). The Termination Agreement did not affect the Equity Exchange Agreement or the Contribution Agreement, each of which remains in effect.

37North Conversion

In October 2024, 37N delivered exercise notices to us pursuant to which it exercised its right to convert the remainder of the outstanding indebtedness under the Note Agreement, amounting to $467,043, into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rates of ranging between $0.41055 and $0.6993, we issued 853,671 shares of our Common Stock to 37N during October 2024.

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

ExO challenged the decision in Mexican federal court and in March 2018, the Tribunal Federal de Justicia Administrativa (“TFJA”), an 11-judge panel, ruled unanimously that SEMARNAT denied the application in violation of Mexican law and ordered the agency to re-take its decision. Just prior to the change in administration later in 2018, SEMARNAT denied the permit a second time in defiance of the court. ExO once again challenged the unlawful SEMARNAT decision before the TFJA. On October 25, 2024, the TFJA announced its ruling in favor of SEMARNAT. ExO expects to appeal the TFJA’s ruling.

In April 2019, we filed a claim under the North American Free Trade Agreement (“NAFTA”) against Mexico to protect our stockholders’ interests and significant investment in the project. Our claim sought compensation on the basis that SEMARNAT’s wrongful repeated denial of authorization has destroyed the value of our investment in violation of NAFTA.

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10.0 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for arbitration costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See Note 9, Loans Payable).

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”). The arbitral tribunal issued an award in favor of the Company and ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes and Mexico may not tax the award.

In October 2024, the Company discovered that the Mexican mining authority unlawfully cancelled ExO’s mining concessions in June and August 2024. ExO is challenging the cancellation.

CIC Project:

CIC Limited (“CIC”) is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of development of the project. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster.

In February 2022, the Cook Islands Seabed Minerals Authority (“SBMA”) awarded CIC a five-year exploration license beginning June 2022. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling and testing of vessels and equipment, which informed requirements for viable operational functions as the basis for a longer-term operation over the license period. The early operations also resulted in preliminary resource sampling, which will ultimately accrue to the resource evaluation and regional environmental assessment.

Through a wholly-owned subsidiary, we have earned and now hold approximately 15.3% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company.

We have the ability to earn up to an aggregate of 20.0 million equity units over the next calendar year, which represents an approximate 16.0% interest in CIC, based upon the currently outstanding equity units. This means we can earn approximately 1.1 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to CIC (see Note 6, Investment In Unconsolidated Entity).

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

Moana Minerals has validated vast polymetallic nodule resources in its exploration license area and, pursuant to the SBMA’s standards and guidelines, it is conducting further exploration activities to increase confidence in the reported mineral resource and size of the reported mineral resources and to secure environmental approvals to perform commercial operations. OML and its project partners are also advancing work to develop recovery systems to harvest these high-quality seafloor polymetallic nodules and processing solutions to convert them into commercial grade metals.

On June 4, 2023, Odyssey entered into a purchase agreement to acquire an approximately 13% interest in OML in exchange for a contribution by Odyssey of its interest in its then wholly owned subsidiary, ORI, whose sole asset was a 6,000-meter remotely operated vehicle (“ROV”), cash contributions of up to $10.0 million in a series of transactions over the following year, a Contribution Agreement and an Equity Exchange Agreement. On July 3, 2023, the parties consummated the initial closing of the purchase agreement, pursuant to which Odyssey’s wholly owned subsidiary obtained approximately 6.28% of OML’s outstanding equity interests. On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement. The Termination Agreement terminated the parties’ rights and obligations relating to the Second OML Units, Third OML Units and Optional Units (see Note 6, Investment In Unconsolidated Entity), but did not affect Odyssey’s ownership of the Initial OML Units or its obligation to pay the lease payments for the Retriever asset (see Note 6, Investment In Unconsolidated Entity). The Termination Agreement also did not affect the Equity Exchange Agreement or Contribution Agreement (each as defined above), each of which remains in effect.

The 6,000-meter rated ROV contributed to OML by Odyssey provides OML with an additional tool to advance the project toward eventual applications for an environmental permit and harvesting license when exploration and feasibility studies are completed and demonstrate how harvesting can be done without serious environmental harm. OML continues to advance current Joint Ore Reserve Committee (“JORC”) compliant report, substantially increasing resources reporting to indicated and measured confidence levels and completing its preliminary Feasibility Study, among other important project milestones it is working to achieve.

LIHIR Gold Project:

The exploration license for the Lihir Gold Project covers a subsea area that contains several prospective gold exploration targets in two different mineralization types: seamount-related epithermal and modern placer gold. Two subaqueous debris fields within the area are adjacent to the terrestrial Ladolam Gold Mine and are believed to have originated from the same volcanogenic source. The resource lies 500-2,000 meters deep in the Papua New Guinea Exclusive Economic Zone off the coast of Lihir Island, adjacent to the location of one of the world’s largest known terrestrial gold deposits. We have an 85.6% interest in Bismarck Mining Corporation, Ltd, the Papua New Guinea company that holds the exploration license (the “Bismarck Exploration License”) for the project.

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

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

	Three months ended September 30,		Change
Increase/(Decrease) (in thousands)	2024	2023	$	%

Total revenue	$214	$176	$38	21.6%
Marketing, general and administrative	1,733	1,564	$169	10.8%
Operations and research	1,349	1,067	$282	26.4%
Total operating expenses	3,082	2,631	$451	17.1%
Total other income (expense)	19,104	(3,597)	$22,701	631.1%
Income tax benefit (provision)	—	—	$—	—
Non-controlling interest	2,453	2,240	$213	9.5%
Net income (loss)	$18,688	$(3,813)	$22,501	590.1%

Revenue

The revenue generated in each period was a result of performing marine research and project administration services for our customers and related parties. Total revenue for the three months ended September 30, 2024 was $0.21 million, an increase of $38,000 as compared to $0.18 million for the three months ended September 30, 2023. We do not consider the fluctuation period over period to be significant.

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

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses for the three months ended September 30, 2024 were $1.7 million, an increase of $0.2 million as compared to the three months ended September 30, 2023. The increase was primarily due to $0.4 million of increased professional services fees for audit and consulting, offset by a decrease of $0.2 million in stock-based compensation.

Operations and research expenses are primarily focused around deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses increased by $0.3 million to $1.3 million for the three months ended September 30, 2024 from $1.1 million for the three months ended September 30, 2023. The increase was primarily due to $0.3 million of increased licenses and permits and $0.2 million of increased depreciation and other operating expenses, offset by a decrease of $0.2 million in compensation expenses.

Total Other Income/Expense

Total other income/expense was an income of $19.1 million and an expense of $3.6 million for the three months ended September 30, 2024 and 2023, respectively, resulting in a net income increase of $22.7 million. The increased income was attributable to: (i) $21.4 million increase in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants; (ii) $0.4 million of other income from our residual economic interest from our legacy shipwreck business, (iii) $0.3 million increased foreign exchange income, and (iv) an increase of $0.4 million in the gain from our equity investment, which were offset by (x) a $0.2 million reduction of the gain on sale of wholly owned entity.

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

The non-controlling interest adjustment in the three months ended September 30, 2024 was $2.5 million as compared to $2.2 million for the three months ended September 30, 2023. The substance of these amounts is primarily due to the increase in costs relating to permits and other standard operating costs. We do not consider the fluctuation period over period to be significant.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine months ended September 30,		Change
Increase/(Decrease) (in thousands)	2024	2023	$	%

Total revenue	$633	$637	$(4)	(1)%
Marketing, general and administrative	7,973	5,189	$2,784	53.7%
Operations and research	3,261	3,563	$(302)	(8.5)%
Total operating expenses	11,234	8,752	$2,482	28.4%
Total other income (expense)	24,029	14,887	$9,142	61.4%
Income tax benefit (provision)	—	—	$—	—
Non-controlling interest	7,231	6,790	$441	6.5%
Net income (loss)	$20,659	$13,563	$7,096	52.3%

Revenue

Total revenue for the nine months ended September 30, 2024 was $0.6 million, a decrease of $4,000 as compared to $0.6 million for the nine months ended September 30, 2023. We do not consider the fluctuation period over period to be significant.

One company to which we provided these services in both periods is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an interest in the company (see Note 5, Related Party Transactions). In addition, during the nine months ended 2024, we also provided services to OML, which is also a related party and that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses for the nine months ended September 30, 2024 were $8.0 million, an increase of $2.8 million as compared to the nine months ended September 30, 2023. The increase primarily resulted from an increase of $2.0 million in professional services primarily attributable to audit and consulting fees and an increase of $1.2 million in non-cash share-based compensation expense, offset by a $0.4 million reduction in employee compensation.

Operations and research expenses decreased by $0.3 million to $3.3 million for the nine months ended September 30, 2024 from $3.6 million the nine months ended September 30, 2023, primarily as a result of a $0.3 million decrease in professional legal fees services, $0.2 million decrease in compensation expenses, and $0.1 million decrease in depreciation expense, offset by an increase of $0.3 million in licenses and permits.

Total Other Income and Expense

Total other income/expense was $24.0 million and $14.9 million in net income for both the nine months ended September 30, 2024 and 2023, respectively, resulting in a net increase of $9.1 million.

The increased income was attributable to: (i) $20.0 million increased gain in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants and Litigation financing liability, (ii) $9.8 million of other income from our residual economic interest from our legacy shipwreck business, and (iii) $2.5 million increased foreign exchange income, which were offset by (x) $21.2 million of gain on debt extinguishment in 2023 that did not reoccur in 2024, (y) $1.7 million increase in interest expense which includes debt discount amortization; and (z) $0.3 million in decreased interest income.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any taxes in either period ending 2024 or 2023.

Non-Controlling Interest

The non-controlling interest adjustment in the nine months ended September 30, 2024 was $7.2 million as compared to $6.8 million for the nine months ended September 30, 2023. The substance of these amounts is primarily due to the increase in permits and other standard operating costs. We do not consider the fluctuation period over period to be significant.

Liquidity and Capital Resources

Discussion of Cash Flows

	Nine months ended September 30,
(in thousands)	2024	2023

Summary of Cash Flows:
Net Cash Provided By (Used In) Operating Activities	$2,411	$(8,742)
Net Cash Provided By (Used In) Investing Activities	(88)	(430)
Net Cash Provided By (Used In) Financing Activities	(3,485)	8,240
Net Increase/(Decrease) In Cash	$(1,162)	$(932)
Cash At Beginning Of Period	4,022	1,443
Cash At End Of Period	$2,859	$512

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $2.4 million, compared to cash used of $8.7 million for the nine months ended September 30, 2023.

The net cash provided by operating activities reflected a net income before non-controlling interest of $13.4 million, which includes other income of $9.8 million from a residual economic interest in a salvaged shipwreck. Cash provided by operating activities is adjusted primarily by non-cash items of $10.9 million, including: (i) $18.4 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants and Litigation financing liability, (ii) the amortization of deferred discount $2.9 million, (iii) note payable accretion of $1.8 million, (iv) share-based compensation of $1.7 million, and (v) $1.2 million of PIK interest. Other operating activities resulted in an increase in working capital of $0.2 million. This $0.2 million increase includes a $0.6 million increase to accrued expenses, predominantly related to our NAFTA arbitration, offset by a decrease of $0.5 million in other assets.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2024 were minimal and related to purchases of property and equipment. Cash flows used in investing activities for the nine months ended September 30, 2023 primarily consisted of $1.0 million cash paid for the investment in a new unconsolidated entity and $0.6 million of purchases of property and equipment, offset by $1.0 million of proceeds from the note receivable repayment and $0.3 million of proceeds from the sale of equipment.

Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2024 were $3.5 million, consisting primarily of debt obligation payments.

Cash flows provided by financing activities for the nine months ended September 30, 2023 were $8.2 million, consisting primarily of $15.4 million received from the issuance of loans payable and $4.1 million of net proceeds from the sale leaseback financing, which were offset by $11.4 million of debt obligation payments.

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2024, we had cash and cash equivalents of $2.9 million, a decrease of $1.1 million from the December 31, 2023 balance of $4.0 million. Financial debt of the company was $23.2 million at September 30, 2024 and $23.3 million at December 31, 2023.

Financings

The Company’s consolidated loans payable consisted of the following carrying values at:

	Loan payable
	September 30, 2024	December 31, 2023
March 2023 Note	$12,689,588	$14,858,816
December 2023 Note	6,373,454	6,000,000
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	—	468,751
Pignatelli note	—	500,000
37N Note	389,202	804,997
Finance liability (Note 14)	4,183,728	4,112,332
Total Loans payable	$24,269,981	$27,378,905
Less: Unamortized deferred lender fee	(29,045)	(106,488)
Less: Unamortized deferred discount	(1,063,361)	(3,955,449)
Total Loans payable, net	$23,177,575	$23,316,968
Less: Current portion of loans payable	(19,383,847)	(15,413,894)
Loans payable—long term	$3,793,728	$7,903,074

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

On January 30, 2024, the March 2023 Warrants were amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the March 2023 Warrants are now recognized as a derivative liability, which was initially measured at fair value and any subsequent changes in fair value will be recognized in earnings in the period incurred.

The amended March 2023 Warrants were measured using the Black-Scholes valuation method on January 30, 2024, and re-classified from equity to warrant liability. The difference between the warrant liability and the initial equity balance was recognized as an additional discount to additional paid-in capital (“APIC”). The change in fair value of the March 2023 Warrants for the three and nine months ended September 30, 2024 was a decrease of $5.9 million and a decrease of $6.2 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at September 30, 2024 was $1.5 million.

For the three months ended September 30, 2024 and 2023, we incurred $0.5 million and $0.6 million, respectively, of interest expense from the amortization of the debt discount and $12,157 and $16,447, respectively, interest from the fee amortization which has been recorded in interest expense on the condensed consolidated Statement of Operations.

For the nine months ended September 30, 2024 and 2023, we incurred $1.7 million and $1.4 million, respectively, of interest expense from the amortization of the debt discount and $44,693 and $37,363, respectively, interest from the fee amortization which has been recorded in interest expense on the condensed consolidated Statement of Operations.

The September 30, 2024 carrying value of the debt was $12.7 million, which includes interest Paid-In-Kind (“PIK”) of $1.7 million. The total face value of this obligation on September 30, 2024, and December 31, 2023, was $12.7 million and $14.9 million, respectively.

On September 5, 2024, the Company entered into amendments of the March 2023 Note with the holders thereof pursuant to which the maturity date of the March 2023 Note was extended from September 6, 2024 to December 6, 2024. In connection with the amendments, the Company repaid an aggregate amount of $3.0 million of the principal outstanding on September 6, 2024.

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

For the three and nine months ended September 30, 2024, we recorded $0.4 million and $1.2 million, respectively, of interest expense from the amortization of the debt discount and $10,996 and $32,750, respectively, of interest from the fee amortization.

At September 30, 2024, the carrying value of the debt was $5.3 million and was net of unamortized debt fees of $29,045, net of unamortized debt discount of $1.1 million associated with the fair value of the warrants. The change in fair value of the December 2023 Warrants for the three and nine months ended September 30, 2024 was a decrease of $2.7 million and a decrease of $1.7 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The total face value of this obligation at September 30, 2024 was $6.4 million. The current interest rate of the December 2023 Notes was 11.0%.

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

Any time prior to maturity, the Company had the option to prepay the indebtedness at an amount of 108% of the unpaid principal. From the maturity date to 29 days after the maturity date (August 27, 2023), we were permitted to repay all (but not less than) of an amount equal to 112.5% of the unpaid amount of the indebtedness. At any time after the 30th day after the maturity date (August 28, 2023), we are permitted to repay all (but not less than) of an amount equal to 115% of the unpaid amount of the indebtedness after 10 days’ notice. If 37N delivers an exercise notice during this 10-day period, the note issued pursuant to the Note Agreement (the “37N Note”) would be converted to shares of Common Stock, instead of being repaid. As of September 30, 2024, we have not repaid this Note Agreement.

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

In June 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $200,701 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $3.6491, we issued 55,000 shares of our Common Stock to 37N on June 24, 2024.

In July 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $101,621 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $3.2781, we issued 31,000 shares of our Common Stock to 37N on July 18, 2024.

In September 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $250,633 of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rate of $2.8161, we issued 89,000 shares of our Common Stock to 37N on September 12, 2024.

In October 2024, 37N delivered exercise notices to us pursuant to which it exercised its right to convert the remainder of the outstanding indebtedness under the Note Agreement, amounting to $467,043, into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversation rates of ranging between $0.41055 and $0.6993, we issued 853,671 shares of our Common Stock to 37N during October 2024.

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

At September 30, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $0.4 million and $0.1 million, respectively, under Loans payable – short term and Litigation financing and other – long term.

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

In 2024, we received a payment of approximately $9.8 million arising from a residual economic interest in a salvaged shipwreck. The balance of those proceeds, together with other anticipated cash inflows, is expected to provide sufficient operating funds through at least the fourth quarter of 2024.

Our consolidated non-restricted cash balance at September 30, 2024 was $2.9 million. We have a working capital deficit at September 30, 2024 of $27.7 million. The total consolidated book value of our assets was approximately $21.8 million at September 30, 2024, which includes cash of $2.9 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2024, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

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

Material Weakness in Internal Control over Financial Reporting

In connection with our evaluation for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2023, and 2022, that continued during the period ended September 30, 2024, relating to the appropriate review of accounting positions for certain significant transactions. Specifically, (a) the Company does not have sufficient resources with the adequate technical skills to identify and evaluate specific accounting positions and conclusions, and (b) the Company has inadequate processes and controls to ensure appropriate level of precision of review related to our financial statement footnote disclosures.

The material weakness did not result in any material misstatement in our interim financial statements or disclosures as set forth in this report, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Remediation Efforts to Address Material Weakness

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions to remediate the material weakness in internal control over financial reporting by (a) engaging an Interim Controller with responsibility for monitoring the performance of controls by control owners, (b) continuing our evaluation of the skills and experience of our existing personnel with respect to public company experience and appropriate level of expertise in the respective areas of accounting, SEC financial reporting and associated internal controls commensurate with the type, volume and complexity of our accounting operations, transactions and reporting requirements, and (c) engaging accounting advisory consultants to provide additional depth and breadth in our SEC financial reporting and technical accounting functions, which consultants we expect to continue to utilize until we have ensured that our internal personnel have the appropriate expertise and experience. In addition, we have reinforced the importance of adherence to Company policies regarding control performance and related documentation with control owners, identified training and resource needs for control owners, and developed monitoring activities to validate the performance of controls by control owners.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weakness described above, there were no changes during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Previously filed.
#	Furnished herewith
†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: November 13, 2024	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer